Form 10-Q
period 2001-06-30
FIRST SECURITY GROUP INC/TN
filed 2001-08-14
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file No. 333-59338

First Security Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	58-2461486

(State of Incorporation)	(I.R.S. Employer Identification No.)

817 Broad Street, Chattanooga, TN	37402

(Address of principal executive offices)	(Zip Code)

(423) 308-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value:
4,296,612 shares outstanding and issued (including subscriptions for shares that have been accepted by the Company)
as of August 10, 2001.

First Security Group, Inc. and Subsidiaries

Form 10-Q

INDEX

	Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2001, December 31, 2000 and June 30, 2000		3

Consolidated Statements of Income – Three months and six months ended June 30, 2001 and 2000		4

Consolidated Statement of Stockholders’ Equity – Six months ended June 30, 2001		5

Consolidated Statements of Cash Flows – Six months ended June 30, 2001 and 2000		6

Notes to Consolidated Financial Statements		8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		10

Item 3. Quantitative and Qualitative Disclosures about Market Risk		20

Part II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds		21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(In thousands)	2001	2000	2000
	(unaudited)		(unaudited)

ASSETS

Cash and due from banks	$12,913	$7,905	$7,431

Federal funds sold and securities purchased under agreements to resell	2,490	4,370	6,880

Cash and cash equivalents	15,403	12,275	14,311

Securities available for sale	28,268	20,178	14,123

Loans	222,722	152,913	97,814

Less: Allowance for loan losses	(2,752)	(1,942)	(1,255)

	219,970	150,971	96,559

Premises and equipment, net	8,165	7,022	7,013

Goodwill	6,434	6,674	6,740

Other assets	2,425	2,432	1,866

TOTAL ASSETS	$280,665	$199,552	$140,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits

Noninterest bearing demand	$36,342	$28,171	$16,038

Interest bearing demand	18,017	16,352	11,444

Savings	39,604	19,510	11,819

Certificates of deposit of $100 thousand or more	51,250	32,211	23,762

Certificates of deposit less than $100 thousand	88,922	66,270	43,278

Total deposits	234,135	162,514	106,341
Federal funds purchased and securities sold under agreements to repurchase	10,584	4,588	2,205

Other liabilities	4,593	1,856	1,342

Total liabilities	249,312	168,958	109,888

STOCKHOLDERS’ EQUITY

Common stock - $.01 par value - 20,000 shares authorized; 4,162 shares issued	42	41	41

Paid-in surplus	32,108	31,546	31,546

Accumulated deficit	(1,039)	(1,081)	(777)

Accumulated other comprehensive income (loss)	242	88	(86)

Total stockholders’ equity	31,353	30,594	30,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,665	$199,552	$140,612

First Security Group, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands except per share amounts)	2001	2000	2001	2000

INTEREST INCOME

Loans, including fees	$4,563	$2,088	$8,392	$3,886

Debt securities – taxable	370	249	752	517

Other	34	189	198	309

Total interest income	4,967	2,526	9,342	4,712

INTEREST EXPENSE

Interest bearing demand deposits	360	118	633	230

Savings deposits	52	41	100	99

Certificates of deposit of $100 thousand or more	683	311	1,294	523

Certificates of deposit of less than $100 thousand	1,253	644	2,449	1,163

Other	106	90	160	138

Total interest expense	2,454	1,204	4,636	2,153

NET INTEREST INCOME	2,513	1,322	4,706	2,559

Provision for loan losses	704	119	981	119

NET INTEREST INCOME AFTER PROVISION

FOR LOAN LOSSES	1,809	1,203	3,725	2,440

NONINTEREST INCOME

Service charges on deposit accounts	334	156	607	304
Other noninterest Income	237	78	462	129

Total noninterest income	571	234	1,069	433

NONINTEREST EXPENSE

Salaries and employee benefits	1,422	1,006	2,615	1,791

Net occupancy	213	123	413	210

Loss on securities	—	2	—	2

Other noninterest expense	825	658	1,687	1,294

Total noninterest expense	2,460	1,789	4,715	3,297

LOSS BEFORE INCOME TAX PROVISION	(80)	(352)	79	(424)

Income tax provision (benefit)	(29)	(134)	37	(162)

NET INCOME (LOSS)	$(51)	$(218)	$42	$(262)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$(0.05)	$0.01	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC	4,108	4,106	4,107	4,106

DILUTED	4,108	4,106	4,270	4,106

First Security Group, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

					Accumulated
	Common Stock				Other
			Paid-In	Accumulated	Comprehensive
(In thousands)	Shares	Amount	Surplus	Deficit	Income	Total

Balance - December 31, 2000	4,106	$41	$31,546	$(1,081)	$88	$30,594

Common stock sold (unaudited)	56	1	562			563

Comprehensive income -

Net income (unaudited)				42

Change in net unrealized gain on securities available for sale, net of tax (unaudited)					154

Total comprehensive income (unaudited)						196

Balance - June 30, 2001 (unaudited)	4,162	$42	$32,108	$(1,039)	$242	$31,353

First Security Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,

(Dollars in thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$42	$(262)

Provision for loan losses	981	119

Net accretion of securities	(71)	(39)

Amortization of goodwill	240	202

Depreciation	264	135

Loss on sale of available-for-sale securities	—	2

Changes in operating assets and liabilities - Decrease (increase) in -

Interest receivable	(223)	(200)

Other assets	230	(552)
Increase (decrease) in -

Interest payable	803	292

Other liabilities	(419)	(72)

Net cash provided (used) by operating activities	1,847	(375)

CASH FLOWS FROM INVESTING ACTIVITIES

Activity in available-for-sale securities -

Sales	—	646

Maturities, prepayments, and calls	4,891	1,491

Purchases	(12,653)	—

Loan originations and principal collections, net	(69,980)	(27,480)

Additions to premises and equipment	(1,407)	(1,308)

Net cash paid in transaction accounted for under the purchase method of accounting	—	(815)

Net cash used by investing activities	(79,149)	(27,466)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	71,621	30,289

Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,996	(1,271)

Proceeds for issuance of subordinated debt	2,250	—

Proceeds from sale of common stock	563	—

Net cash provided by financing activities	80,430	29,018

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,128	1,177

CASH AND CASH EQUIVALENTS - beginning of period	12,275	13,134

CASH AND CASH EQUIVALENTS - end of period	$15,403	$14,311

Supplemental disclosures of noncash investing and financing activities

Unrealized appreciation (depreciation) of securities, net of deferred taxes of $103 for 2001 and $(18) for 2000	$154	$(28)

Supplemental schedule of cash flows
Interest paid	$3,832	$2,522

Acquisition of bank/branch
Loans	$—	$533

Premises and equipment	—	777

Interest receivable	—	2

Other assets	—	3

Goodwill	—	973

Deposit liabilities	—	(1,167)

Interest payable	—	(3)

Other liabilities	—	(3)

Deposit paid in prior year	—	(300)

Net cash paid (acquired)	$—	$815

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form S-1 as filed effective June 14, 2001. Shares outstanding and weighted average shares outstanding include all share subscriptions accepted by the Company.

NOTE B – COMPREHENSIVE INCOME

     Under FASB Statement of Financial Accounting Standard’s No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At June 30, 2001 and 2000, respectively, comprehensive income was as follows:

	Three Months Ended
	June 30,

(Dollars in thousands)	2001	2000

Net income (loss)	$(51)	$(218)

Unrealized gains (losses) - securities, net of tax	(38)	(28)

Comprehensive income, net of tax	$(89)	$(246)

	Six Months Ended
	June 30,

(Dollars in thousands)	2001	2000

Net income	$42	$(262)

Unrealized gains (losses) - securities, net of tax	154	(28)

Comprehensive income, net of tax	$196	$(290)

NOTE C – EARNINGS PER COMMON SHARE

     On June 14, 2001, First Security's non-underwritten public offering of up to $30 million in shares of the First Security's common stock at a price of $10 per share became effective. As of June 30, 2001, First Security had sold 56,355 shares under the offering.

     Reference is made to Note 17, Subsequent Events, in the Notes to Consolidated Financial Statements in the First Security's Form S-1, which contains descriptions of First Security's Stock Option Plan (the Plan) and Subordinated Mandatory Convertible Notes (the Notes). Shares under option under the Plan and shares into which the Notes can be converted had a dilutive impact on net income per share for the six-month period ended June 30, 2001.

NOTE D – ACCOUNTING PRONOUNCEMENTS

     The FASB has issued Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

     Financial Accounting Standards No. 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased enterprises and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, business combinations, which provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill.

     The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     Financial Accounting Standards No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets, including those acquired in a business combination, should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets. The provisions of this Statement are required to be applied with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

     The Company is currently evaluating the effect of adopting these pronouncements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In this form 10-Q, “First Security,” “FSG,” “we,” “us,” and “our” refer to First Security Group, Inc.

Second Quarter 2001

     The following discussion and analysis is designed to provide a better understanding of the significant factors related to FSG’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Overview

     As of June 30, 2001, First Security had total consolidated assets of $280.7 million, total loans of $222.7 million, total deposits of $234.1 million, and stockholders’ equity of $31.4 million. We incurred a net loss of $51 thousand for the three months ended June 30, 2001.

Results of Operations

     Net loss for the quarter ended June 30, 2001, was $51 thousand, or -$.01 per share (basic and diluted), compared to net income of $93 thousand or $.02 per share (basic and diluted) in the first quarter of 2001 and a net loss of $218 thousand or -$.05 per share (basic and diluted) for the same period in 2000. Net loss per share (basic and diluted) for the three months ended June 30, 2001 was increased by $0.03 as a result of goodwill amortization, and the net loss in the same period one year ago was increased by $0.02 per share by goodwill amortization. As a result of the adoption of FASB 142, such amortization will no longer be made after 2001.

Net Interest Income

     Net interest income (fully taxable equivalent) increased by $1.2 million or 90 percent to $2.5 million for the second quarter of 2001 compared to a year ago, and was $318 thousand more than the first quarter of 2001. For the six-month period ending June 30, 2001, net interest income (on a tax equivalent basis) increased $2.1 million or 84 percent over the same period in the previous year. Two factors primarily influence net interest income: volume of earning assets and rate of net interest margin on those earning assets. Of these two, the quarterly and year-to-date increases in net interest income resulted from the growth in earning assets.

     Quarter-to-date average earning assets increased by $112.6 million or 95 percent to $231.6 million at the end of June 2001 compared to the quarter-to-date average for the same period in 2000 (i.e. $119.0 million), and was $34.1 million or 17 percent greater than the 2001 first quarter average (i.e. $197.5 million). From 2000 to 2001, the year-to-date average earning assets increased $102.3 million or 91 percent to $214.6 million. Earning assets increased due primarily to the branching and deposit gathering activities of Frontier Bank in Tennessee. Frontier Bank opened for business on June 26, 2000 with two offices: one in Chattanooga, Hamilton County, Tennessee, and one in Sweetwater, Monroe County, Tennessee. From June 30, 2000 to June 30, 2001, First Security opened six full service branches: Frontier Bank opened four in Hamilton County and one in McMinn County, Tennessee, and Dalton Whitfield Bank opened one in Whitfield County, Georgia. The deposits raised through these branches were deployed into earning assets. These earning assets enabled First Security to earn more net interest income.

     The other factor influencing net interest income is net interest margin. Negative changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. Net interest margin was 10 basis points lower in the second quarter of 2001 compared to the same period in 2000, and was 15 basis points lower in the first six months of 2001 versus the first six months of 2000.

     For the second quarter, as well as the first six months of 2001, the primary reason for the decrease in net interest margin is that interest bearing sources of funding are a larger percentage of the overall funding in 2001 from 2000. For the second quarter, 81 percent of average earning assets were funded with interest bearing liabilities, compared to 77 percent for the same period in 2000 and 79 percent in the first quarter of

2001. For the first six months of 2001, 80 percent of average earning assets were funded with interest bearing liabilities, compared to 75 percent for the first half of 2000.

     One other factor influencing the net interest margin is rate changes by the Federal Reserve Board. On December 19, 2000, the Federal Reserve indicated that the U.S. economy was showing signs of weakness. Soon thereafter, the Federal Reserve began an initiative to stimulate economic growth through rate cuts. The table below indicates rate changes imposed by the Federal Reserve, as well as the simultaneous decreases in the prime-lending rate. As a result of these decreases in the prime lending rate, we anticipate that the average rate earned on loans and the average rate paid on deposits will decrease during the remainder of the year. Each decrease in the prime lending rate initially decreases our net interest income since a large number of loans are tied to the prime lending rate and are directly and immediately effected. However, with the passage of time, interest sensitive liabilities will decrease and our interest margins should stabilize.

Historical Change in Monetary Policy and Prime Lending Rate

FOMC
Announcement	Federal Funds	Prime Lending
Date	Rate	Rate

Start of 2000	5.50%	8.50%

02/02/00	5.75%	8.75%

03/21/00	6.00%	9.00%

05/16/00	6.50%	9.50%

01/03/01	6.00%	9.00%

01/31/01	5.50%	8.50%

03/20/01	5.00%	8.00%

04/18/01	4.50%	7.50%

05/15/01	4.00%	7.00%

06/27/01	3.75%	6.75%

     The interest rate earned on loans for the three months ended June 30, 2001, decreased 17 basis points compared to the same period in 2000, and decreased 53 basis points compared to the first quarter of 2001. The decrease is primarily attributable to the decreases in the prime-lending rate during 2001, which were affected by the Federal Reserve rate cut initiative. The yields on investment securities and other earning assets also decreased over the same periods, but the overall yield on earning assets increased by 2 basis points in the second quarter of 2001 compared to the second quarter of 2000 due to a change in the mix of earning assets (i.e. loans, which have a higher yield, were a greater percentage of earning assets in 2001). The yield on earning assets decreased by 38 basis points from the first to second quarters of 2001. For the second quarter of 2001, the cost of interest bearing liabilities decreased by 10 basis points from the second quarter of 2000 and 42 basis points from the first quarter of 2001. As a result, net interest spread for the second quarter of 2001 increased 12 basis points over the same period in the prior year, and increased 4 basis points over the first quarter of 2001. Deposit and loan rates are adjusted as market conditions and the Banks’ needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended June 30, 2001 and 2000.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans, net of unearned income	$205,476	$4,564	8.91%	$92,287	$2,089	9.08%

Investment securities	23,055	369	6.42%	14,551	249	6.86%

Other earning assets	3,059	40	5.24%	12,197	212	6.97%

Total earning assets	231,590	4,973	8.61%	119,035	2,550	8.59%

Allowance for loan losses	(2,420)			(1,056)

Intangible asset	6,498			5,873

Cash & due from banks	9,270			4,774

Premises & equipment	7,768			6,087

Other assets	2,016			1,572

TOTAL ASSETS	$254,722			$136,285

Liabilities and Stockholders’ Equity

Interest bearing liabilities:

NOW accounts	$16,380	81	1.98%	$11,195	52	1.86%

Money market accounts	26,525	280	4.23%	6,121	65	4.26%

Savings deposits	7,138	53	2.98%	7,602	63	3.32%

Time deposits < $100	81,868	1,253	6.14%	41,423	644	6.24%

Time deposits > $100	44,628	683	6.14%	19,108	311	6.53%

Federal funds purchased	2,147	21	3.92%	3,025	49	6.50%

Repurchase agreements	6,409	63	3.94%	2,066	27	5.24%

Other borrowings	1,879	28	6.00%	778	14	7.22%

Total interest bearing liabilities	186,974	2,462	5.28%	91,318	1,225	5.38%

Net interest spread		$2,511	3.33%		$1,325	3.21%

Noninterest bearing demand deposits	34,647			12,952

Accrued expenses and other liabilities	2,135			1,222

Shareholders’ equity	30,754			30,894

Unrealized gain/(loss) on securities	212			(101)

TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$254,722			$136,285

Impact of noninterest bearing sources and other changes in balance sheet composition			1.03%			1.25%

Net yield on earning assets			4.36%			4.46%

     The following table presents the dollar amount of changes in interest income and interest expense from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. The table distinguishes between the changes related to average outstanding balances (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended June 30
(all dollar amounts in thousands)

	2001 Compared to 2000
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:

	Volume	Rate	Total

Interest earning assets:

Loans, net of unearned income	$2,514	$(39)	$2,475

Investment securities	136	(16)	120

Other earning assets	(119)	(53)	(172)

Total earning assets	2,531	(108)	2,423

Interest bearing liabilities:

NOW accounts	26	3	29

Money market accounts	215	(0)	215

Savings deposits	(3)	(7)	(10)

Time deposits < $100	619	(10)	609

Time deposits > $100	391	(19)	372

Federal funds purchased	(9)	(19)	(28)

Repurchase agreements	43	(7)	36

Other borrowings	16	(2)	14

Total interest bearing liabilities	1,298	(61)	1,237

Increase (decrease) in net interest income	$1,233	$(47)	$1,186

     Comparing the six months ended June 30, 2001 to the same period in 2000, the interest rate earned on loans increased 6 basis points because for much of 2000 the prime lending rate was as high as 9.5% compared to a maximum prime lending rate of 8.5% in 1999; and, therefore, the earnings on fixed rate loans were more fully realized in each following year. Conversely, we believe that the Federal Reserve Board’s recent rate cuts will decrease the yield on the loan portfolio as well as the yield on earning assets, because these assets will reprice at lower rates. Due to this repricing lag, the yield on earning assets increased by 32 basis points and the cost of interest bearing liabilities increased 28 basis points, which caused the net interest spread to increase by 4 basis points. The following table summarizes net interest income and average yields and rates paid for the six months ended June 30, 2001 and 2000.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets

Earning assets:

Loans, net of unearned income	$185,078	$8,392	9.14%	$85,843	$3,886	9.08%

Investment securities	21,969	752	6.90%	15,140	517	6.85%

Other earning assets	7,574	205	5.46%	11,369	335	5.91%

Total earning assets	214,621	9,349	8.78%	112,352	4,738	8.46%

Allowance for loan losses	(2,220)			(1,053)

Intangible asset	6,558			5,898

Cash & due from banks	8,432			4,134

Premises & equipment	7,509			5,742

Other assets	1,760			1,317

TOTAL ASSETS	$236,660			$128,390

Liabilities and Shareholders’ Equity

Interest bearing liabilities:

NOW accounts	$15,966	160	2.02%	$11,107	105	1.90%

Money market accounts	22,215	473	4.29%	5,950	125	4.21%

Savings deposits	6,699	100	3.01%	7,104	125	3.53%

Time deposits < $100	77,940	2,449	6.34%	38,496	1,163	6.06%

Time deposits > $100	40,695	1,294	6.41%	16,567	523	6.33%

Federal funds purchased	1,075	21	3.94%	2,414	76	6.31%

Repurchase agreements	5,762	118	4.13%	2,095	48	4.59%

Other borrowings	945	28	6.00%	389	14	7.22%

Total interest bearing liabilities	171,297	4,643	5.47%	84,122	2,179	5.19%

Net interest spread		$4,706	3.31%		$2,559	3.27%

Noninterest bearing demand deposits	32,555			12,408

Accrued expenses and other liabilities	1,916			1,051

Shareholders’ equity	30,703			30,922

Unrealized gain/(loss) on securities	189			(113)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,660			$128,390

Impact of noninterest bearing sources and other changes in balance sheet composition			1.12%			1.31%

Net yield on earning assets			4.43%			4.58%

     The following table presents the dollar amount of changes in interest income and interest expense from the six months ended June 30, 2000 to the six months ended June 30, 2001. The table distinguishes between the changes related to average outstanding balances (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Six Months Ended June 30
(all dollar amounts in thousands)

	2001 Compared to 2000
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:

	Volume	Rate	Adjustments*	Total

Interest earning assets:

Loans, net of unearned income	$4,499	$28	$(20)	$4,507

Investment securities	234	1		235

Other earning assets	(103)	(25)	(2)	(130)

Total earning assets	4,630	4	(22)	4,612

Interest bearing liabilities:

NOW accounts	49	7	(1)	55

Money market accounts	345	2		347

Savings deposits	(6)	(18)	(1)	(25)

Time deposits < $100	1,239	53	(6)	1,286

Time deposits > $100	767	7	(3)	771

Federal funds purchased	(26)	(28)		(54)

Repurchase agreements	75	(5)		70

Other borrowings	17	(2)		15

Total interest bearing liabilities	2,460	16	(11)	2,465

Increase (decrease) in net interest income	$2,170	$(12)	$(11)	$2,147

*	Adjustments due to 2000 having one additional day due to leap year.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended June 30, 2001 was $704 thousand compared to $119 thousand in the same period of 2000 and $278 thousand in the first quarter of 2001. Net charge-offs for the first six months increased from $15 thousand in 2000 to $171 thousand in 2001. Net charge-offs annualized as a percentage of average loans totaled 0.19 percent for the first six months of 2001 and 0.03 percent for the same period in 2000.

     The 2001 provision was more than the 2000 provision due to our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the increase in past due loans, as well as general economic conditions. The loan portfolio increased by $69.8 million from December 31, 2000 to June 30, 2001, compared to an increase of $28.1 million from December 31, 1999 to June 30, 2000. See “Nonperforming Assets.”

     Management determines the provision for loan losses charged to operations by analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, the amount of net charge-offs, our evaluation of known and inherent risks in our growing loan portfolio, our experience, and current economic conditions, as well as required reserves for potential loan losses.

Noninterest Income

     Noninterest income totaled $571 thousand for the second quarter of this year, an increase of $337 thousand or 144 percent from the same period in 2000, and an increase of $72 thousand or 14 percent over the first quarter of 2001.

     Deposit related income (i.e. account service charges and non-sufficient fund charges) totaling $334 thousand was $178 thousand or 114 percent more during the second quarter of 2001 than for 2000. Deposit related income has increased as we gain deposits, and we believe that this source of income will continue to be boosted by further deposit growth. Mortgage loan fees increased by $102 thousand or 188 percent to $156 thousand for the second quarter of 2001 from the prior year. During 2001, Frontier Bank’s mortgage loan operation was fully operational versus 2000 when the department operated in limited capacity. Furthermore, lower rates for fixed rate residential 15- and 30-year loan products during 2001 have contributed to the growth in mortgage loan fee income as home refinancing activities have increased. Assuming 15- and 30-year mortgage interest rates remain stable, we anticipate that mortgage loan fees will increase as Dalton Whitfield Bank is establishing a mortgage loan operation in the third quarter of this year. Dalton Whitfield Bank’s mortgage department will be conducting business through the name Fairfield Mortgage.

     Noninterest income totaled $1.1 million for the six-month period ending June 30, 2001, an increase of $636 thousand or 147 percent from the same period last year. As in the quarterly comparison, the most significant increase was a $303 thousand or 100 percent increase in deposit related income. In addition, mortgage related fee income increased $259 thousand or 480 percent.

Noninterest Expense

     When compared to 2000, noninterest expenses for the second quarter increased $671 thousand or 38 percent to $2.5 million. First Security’s overhead ratio (excluding amortization of intangible assets) decreased from 108 percent in the second quarter of 2000 to 76 percent this year for the second quarter. This is reflective of our opening Frontier Bank and the subsequent enhancement of earnings as described in “Net Interest Income” and “Noninterest Income".

     Compared to the second quarter of 2000, salaries and benefits increased $416 thousand or 41 percent to $1.4 million. Most of the increase in salaries and benefits is related to staff additions for our branch openings. As of June 30, 2000, we had four full service branches open with a total of 90 full time equivalent employees. As of June 30, 2001, we employed 126 full time equivalent employees and operated ten full service branches, one loan production office, and had one loan production office staffed and set to open on July 3, 2001.

     The following expense categories are all higher in the second quarter 2001 versus the same period in the prior year as a result of the aforementioned branching activities, as well as the fact that Frontier Bank was open for business for only four days in the second quarter of 2000. Occupancy expenses increased $90 thousand or 73 percent to $213 thousand. Furniture and fixture expenses increased $84 thousand or 86 percent to $182 thousand. Data processing costs increased $80 thousand or 125 percent to $144 thousand. Advertising increased $37 thousand or 148 percent to $62 thousand. Supplies, communications, and postage expenses increased in aggregate by $51 thousand or 40 percent to $179 thousand.

     Goodwill amortization increased $19 thousand or 19 percent to $120 thousand for the second quarter 2001, compared to the second quarter of 2000. This increase is due to the goodwill created by the acquisition of First Central Bank of Monroe County in Sweetwater, Tennessee. Goodwill associated with this acquisition was $973 thousand.

     Professional fees decreased $73 thousand or 61 percent to $47 thousand from quarter to quarter. The higher fees in 2000 primarily included legal and accounting services necessary for the opening of Frontier Bank.

     Noninterest expenses for the six-month period ending June 30, 2001 were $2.4 million or 73 percent higher and totaled $4.7 million compared to 2000. The changes are explained similarly to the quarterly data above and were as follows. Salaries and benefits increased $824 thousand or 46 percent. Occupancy expenses increased $203 thousand or 97 percent. Furniture and fixtures expenses increased $161 thousand or 86 percent. Data processing costs increased $151 thousand or 122 percent. Advertising increased $55 thousand or 100 percent. Goodwill amortization increased $37 thousand or 18 percent. Supplies, communications, and postage expenses increased $106 thousand or 46 percent. And, professional fees decreased $156 thousand or 55 percent.

Statement of Financial Condition

     First Security’s total assets at June 30, 2001 and 2000, were $280.7 million and $140.6 million, respectively, and $199.6 million at December 31, 2000. Average earning assets for the second quarter of 2001 were $231.6 million versus $119.0 million for the same period a year earlier, an increase of 95 percent. This growth is due, primarily, to the maturing of Frontier Bank and our branching activities. During the second quarter of 2001, we opened three full service branches: (1) Highway 58 in Chattanooga, Tennessee, (2) Ridgeway Avenue in Signal Mountain, Tennessee, and (3) Chattanooga Road in Rocky Face, Georgia. In the first quarter of 2001, we opened one location: a loan production office in Loudon, Tennessee. We intend to open a full service branch in Chattanooga, Tennessee’s downtown Southside region in the third quarter of this year. First Security is actively pursuing acquisitions and will continue to seek means to enhance our market share.

Loans

     Average loans of $205.5 million represented 89 percent of average earning assets during the second quarter of 2001. Gross loans increased to $222.7 million at June 30, 2001, a 46 percent increase over loans at December 31, 2000, and a 128 percent increase over loans at June 30, 2000. The growth in the loan portfolio is primarily attributable to activity at Frontier Bank and because loan demand continues to be generated by First Security’s experienced senior management lending team. We believe that general loan growth will remain strong, however, not at the same level that we experienced during the past year. Funding of future loan growth will be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective.

Asset Quality

     The allowance for loan losses was $2.8 million or 1.24 percent of outstanding loans at June 30, 2001 and $1.9 million or 1.27 percent of outstanding loans, at December 31, 2000. The allowance for loan losses was 158 percent of non-performing loans at June 30, 2001 and 1764 percent of non-performing loans at December 31, 2000. For the first six months of 2001, net losses arising from loans secured by real estate for construction and land development totaled $50 thousand; net losses from commercial loans totaled $25 thousand; and, net losses from consumer loans totaled $96 thousand. See “Provision for Loan Losses.” We believe that our asset quality is strong, and that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Nonperforming Assets

     Nonaccrual loans were $440.4 thousand at June 30, 2001, and $63.1 thousand at December 31, 2000. All nonaccrual loans at June 30, 2001 were commercial loans. The performing loans were placed on nonaccrual because FSG has determined that the collection of principal or interest in accordance with the terms of the loan is uncertain. The ratio of non-accrual loans to total loans was 0.20 percent at June 30, 2001 and 0.04 percent at December 31, 2000. This ratio remains below our peer group. FSG does not, and has not, had any other real estate owned (OREO). Nonperforming loans as a percentage of total loans increased from 0.07 percent at December 31, 2000 to 0.78 percent at June 30, 2001.

     Loans past due 90 days and still accruing were $1.3 million at June 30, 2001, compared to $47.0 thousand at December 31, 2000. Of the past due loans at June 2001, $783 thousand were secured by real estate, $311 thousand were commercial loans, and $158 thousand were consumer loans. We believe that the rise in loans past due is primarily related to deterioration in general economic conditions.

     Subsequent to June 30, 2001, a loan in the amount of $500 thousand was determined to be noncollectible.

Investment Securities

     Securities totaled $28.3 million at June 30, 2001 versus $20.1 million at December 31, 2001. The growth in the securities portfolio has occurred for two reasons: (1) to provide adequate liquidity and (2) to pledge as collateral against public deposits and repurchase agreements. At June 30, 2001, the securities portfolio had unrealized net gains of approximately $154 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. As of June 30, 2001, securities with a carrying value of $5.1 million were scheduled to mature within the next five years. Of this amount, nothing is scheduled to mature within one year (excluding prepayment and call features). We currently have the ability and intent to hold our available for sale investment securities to maturity. However, should conditions change, we may sell un-pledged securities. Company management considers the overall quality of the securities portfolio to be high. No securities are held that are not traded in liquid markets.

Deposits and Other Borrowings

     Total deposits increased 120 percent from June 30, 2000 to June 30, 2001, and 44 percent from December 31, 2000 to June 30, 2001. Our deposit growth is primarily the result of the branching and market acceptance of Frontier Bank.

     On April 15, 2001, we issued subordinated mandatory convertible notes for $2.25 million. The principal and interest (6 percent) on these notes will mandatorily convert into our common stock on October 15, 2001, unless sooner called at our option. The proceeds from the issuance of these notes have been invested in Dalton Whitfield Bank and will be used to support growth opportunities for that bank.

Liquidity

     The liquidity position of the Banks is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At June 30, 2001, our liquidity ratio was 11.5 percent (excluding anticipated loan repayments). Management believes the liquidity sources are adequate to meet operating needs; however, we currently have an initiative to increase our liquidity ratio to 15 percent. There are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.

Capital Resources

     We continue to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 10 percent of risk-adjusted assets, including 6 percent Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 5 percent. Each of our Banks have regulatory chartering conditions requiring leverage ratios to not fall below 8 percent for the first three years of their operations.

	Well	Adequately	First	Dalton Whitfield	Frontier
December 31, 2000	Capitalized	Capitalized	Security	Bank	Bank

Tier I capital to risk adjusted assets	6.00%	4.00%	10.57%	10.33%	11.97%

Total capital to risk adjusted assets	10.00%	8.00%	11.75%	11.48%	13.18%

Leverage ratio	5.00%	4.00%	9.94%	9.71%	11.24%

     First Security is currently offering for sale to the general public up to 3 million shares of our common stock at a price of $10.00 per share. The purpose of this offering is to raise funds for future growth. This offering will terminate 100 days after the date the prospectus became effective with the SEC which was June 14, 2001, although we may extend the offering for one 30-day period in our discretion.

Effects of Inflation

     Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation results in financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce First Security’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Financial Accounting Standards Board Changes to Accounting for Goodwill

     On July 20, 2001, the Financial Accounting Standards Board issued Statement 142 which requires that goodwill no longer be amortized to earnings. Statement 142 will go into effect for most companies on January 1, 2002. See "Results of Operations."

Special Note Regarding Forward-Looking Statements

     Certain of the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act and the Exchange Act. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Security to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” “seeks,” or other similar words and expressions of the future.

     These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security’s market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to First Security are expressly qualified in their entirety by this Cautionary Notice.

     The safe harbor for forward-looking statements contained in the Securities Litigation Reform Act of 1995 (the “Act”) protects companies from liability for their forward-looking statements if they comply with the requirements of the Act. The Act does not provide protection for initial public offerings and may not be available for our forward-looking statements in this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Although First Security’s exposure to market risk is comprised of many variables including credit and liquidity risk, management considers interest rate risk to be the most significant. This risk can result in either lower fair market values or reduced net interest income. Management believes the effects on net interest income to be more significant than reduced fair market values. First Security does not maintain a trading portfolio or deal in international instruments, and therefore First Security is not exposed to risks involved with trading activities and foreign currency.

     First Security’s interest rate risk management is the responsibility of our Asset/Liability Management Committee, which has established policies and limits to monitor, measure, and coordinate First Security’s sources, uses, and pricing of funds. The Asset/Liability Management Committee utilizes the results of simple and dynamic gap analysis, as well as Plansmith’s quarterly RiskAnalyzer report, to measure the estimated exposure of net interest income to a sustained change in interest rates.

     The gap analysis projects net interest income based on an immediate change in interest rates of up or down 200 basis points. First Security had an exposure to falling rates and a benefit from rising rates at June 30, 2001. More specifically, the model forecasts a decline in net interest income of $861 thousand, or 9.07% on an annualized basis, as a result of a 200 basis point decline in interest rates. The model also predicts a $645 thousand or a 6.68% increase in net interest income on an annualized basis as a result of a 200 basis point increase in rates. These results are within the limits specified by the Asset/Liability Management Committee, and they are summarized in the following chart:

Interest Rate Risk
Income Sensitivity Summary
As of June 30, 2001
(in thousands)

	DOWN 200 BP	CURRENT	UP 200 BP

Net Interest Income	$3,845	$4,706	$5,340

$ Change Net Interest Income	(861)	—	634

% Change Net Interest Income	-9.07%	0.00%	6.68%

     The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities, and it incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets. These assumptions include interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits. Numbers are based on a flat balance sheet and it is assumed that paydowns and maturities of assets and liabilities are reinvested in like instruments at (i) current interest rates, (ii) rates of 200 basis points less, and (iii) rates of 200 basis points more. In addition, there is no input for growth or a change in asset mix. These assumptions are developed based on the current economic and market conditions, but management cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, this sensitivity analysis does not reflect actions that our Asset/Liability Management Committee might take in responding to or anticipating changes in interest rates.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

     First Security is currently offering for sale to the general public up to 3 million shares of our common stock at a price of $10.00 per share. If all 3 million shares are sold FSG will raise $30,000,000 minus approximately $305,600 in expenses related to this offering. No underwriters are involved. This offering will terminate 100 days after the date the prospectus became effective with the SEC which was June 14, 2001, although we may extend the offering for one 30-day period in our discretion. As of August 10, 2001, First Security had sold 190,268 shares in the public offering. The SEC file number assigned to the registration statement for the offering above is 333-59338. FSG has not incurred any additional expenses related to the offering since June 14, 2001.

     We intend to use the net proceeds from the sale of our common stock for general corporate purposes and working capital including, but not limited to, capital contributions to our banks to support growth and for working capital, and possible acquisitions of financial services businesses. As of June 30, 2001 the proceeds from this offering have not been utilized by FSG. No minimum number of shares of common stock must be sold in the offering. To the extent that all 3 million shares of common stock are not sold in the offering, the proceeds from the offering available to First Security will be reduced, and our expansion will be limited.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

None.

     (b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC. (Registrant)

August 13, 2001	/s/ Rodger B. Holley

Rodger B. Holley Chairman, Chief Executive Officer & President

August 13, 2001	/s/ William L. Lusk, Jr.

William L. Lusk, Jr. Secretary, Chief Financial Officer & Executive Vice President