Form 10-Q
period 2001-09-30
FIRST SECURITY GROUP INC/TN
filed 2001-11-14
CIK 1138817

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

                                 (423) 308-2000
              (Registrant's telephone number, including area code)

                                 Not Applicable

              (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common Stock, $.01 par value:
        5,002,644 shares outstanding and issued (including subscriptions for shares that have been accepted by the Company)
                             as of November 9, 2001.

                   First Security Group, Inc. and Subsidiaries

                                    Form 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION                                         Page No.
                                                                                --------
Item 1.           Financial Statements

                           Consolidated Balance Sheets  -
                           September 30, 2001, December 31, 2000 and
                           September 30, 2000                                      3

                           Consolidated Statements of Operations  -
                           Three months and nine months ended
                           September 30, 2001 and 2000                             4

                           Consolidated Statement of Stockholders' Equity  -
                           Nine months ended September 30, 2001                    5

                           Consolidated Statements of Cash Flows  -
                           Nine months ended September 30, 2001 and 2000           6

                           Notes to Consolidated Financial Statements              8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk       22

Part II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                        23

Item 4.           Submission of Matters to a Vote of Security Holders              23

Item 6.           Exhibits and Reports on Form 8-K                                 24

SIGNATURES                                                                         25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,          DECEMBER 31,         SEPTEMBER 30,
                                                                 2001                 2000                   2000
(IN THOUSANDS)                                               (UNAUDITED)                                 (UNAUDITED)
                                                              ---------             ---------             ---------
ASSETS

Cash and due from banks                                       $  10,696             $   7,905             $   5,596
Federal funds sold and securities purchased
  under agreements to resell                                         --                 4,370                 3,520
                                                              ---------             ---------             ---------
Cash and cash equivalents                                        10,696                12,275                 9,116
                                                              ---------             ---------             ---------
Securities available for sale                                    30,426                20,178                17,192
                                                              ---------             ---------             ---------
Loans                                                           267,494               152,913               127,959
Less: Allowance for loan losses                                   3,600                 1,942                 1,669
                                                              ---------             ---------             ---------
                                                                263,894               150,971               126,290
Premises and equipment, net                                       9,271                 7,022                 6,897
                                                              ---------             ---------             ---------
Goodwill                                                          6,313                 6,674                 6,795
                                                              ---------             ---------             ---------
Other assets                                                      3,168                 2,432                 1,566
                                                              ---------             ---------             ---------
TOTAL ASSETS                                                  $ 323,768             $ 199,552             $ 167,856
                                                              =========             =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits -
  Noninterest bearing demand                                  $  45,471             $  28,171             $  23,454
  Interest bearing demand                                        18,884                16,352                12,541
  Savings                                                        46,505                19,510                18,127
  Certificates of deposit of $100 thousand or more               63,164                32,211                28,666
  Certificates of deposit less than $100 thousand                96,395                66,270                50,941
                                                              ---------             ---------             ---------
  Total deposits                                                270,419               162,514               133,729
                                                              ---------             ---------             ---------
Federal funds purchased and securities sold
  under agreements to repurchase                                 14,361                 4,588                 2,687
Other liabilities                                                 4,433                 1,856                   896
                                                              ---------             ---------             ---------
Total liabilities                                               289,213               168,958               137,312
                                                              ---------             ---------             ---------
STOCKHOLDERS' EQUITY
  Common stock - $.01 par value - 20,000 shares
  authorized; 4,475 shares issued                                    45                    41                    41
  Paid-in surplus                                                35,230                31,546                31,546
  Accumulated deficit                                            (1,154)               (1,081)               (1,030)
  Accumulated other comprehensive income (loss) ..                  434                    88                   (13)
                                                              ---------             ---------             ---------
Total stockholders' equity                                       34,555                30,594                30,544
                                                              ---------             ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 323,768             $ 199,552             $ 167,856
                                                              =========             =========             =========

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                              ---------------------------           ---------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                         2001               2000               2001               2000
                                                              --------           --------           --------           --------
INTEREST INCOME
  Loans, including fees                                       $  5,164           $  2,848           $ 13,556           $  6,768
  Debt securities - taxable                                        439                284              1,191                801
  Other                                                             46                 89                251                398
                                                              --------           --------           --------           --------
   Total interest income                                         5,649              3,221             14,998              7,967
                                                              --------           --------           --------           --------

INTEREST EXPENSE
  Interest bearing demand deposits                                  87                 57                247                162
  Savings deposits                                                 389                145                962                369
  Certificates of deposit of $100 thousand or more                 787                428              2,081                951
  Certificates of deposit of less than $100 thousand             1,308                816              3,757              1,979
  Other                                                            132                 29                299                167
                                                              --------           --------           --------           --------
   Total interest expense                                        2,703              1,475              7,346              3,628
                                                              --------           --------           --------           --------

NET INTEREST INCOME                                              2,946              1,746              7,652              4,339
  Provision for loan losses                                        843                413              1,824                532
                                                              --------           --------           --------           --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                2,103              1,333              5,828              3,807
                                                              --------           --------           --------           --------

NONINTEREST INCOME
  Service charges on deposit accounts                              351                190                958                494
  Mortgage loan fee income                                         217                 35                531                 56
  Other noninterest income                                         108                 53                256                127
                                                              --------           --------           --------           --------
   Total noninterest income                                        676                278              1,745                677
                                                              --------           --------           --------           --------
NONINTEREST EXPENSE
  Salaries and employee benefits                                 1,617              1,051              4,232              2,842
  Net occupancy                                                    236                153                649                363
  Equipment expense                                                209                151                558                338
  Data processing fees                                             157                 86                433                210
  Amortization expense                                             120                120                362                323
  Advertising expense                                               95                 48                204                103
  Loss on securities                                                --                  3                 --                  5
  Other noninterest expense                                        523                406              1,234              1,131
                                                              --------           --------           --------           --------
   Total noninterest expense                                     2,957              2,018              7,672              5,315
                                                              --------           --------           --------           --------

LOSS BEFORE INCOME TAX BENEFIT                                    (178)              (407)               (99)              (831)
  Income tax benefit                                               (63)              (154)               (26)              (316)
                                                              --------           --------           --------           --------
NET LOSS                                                      $   (115)          $   (253)          $    (73)          $   (515)
                                                              ========           ========           ========           ========
NET LOSS PER SHARE
  BASIC AND DILUTED                                           $  (0.03)          $  (0.06)          $  (0.02)          $  (0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC                                                          4,289              4,106              4,168              4,106
  DILUTED                                                        4,601              4,106              4,382              4,106

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                         COMMON STOCK            PAID-IN     ACCUMULATED  COMPREHENSIVE
(IN THOUSANDS)                                        SHARES       AMOUNT        SURPLUS       DEFICIT        INCOME         TOTAL
                                                      -----        -------       -------       -------        -------       -------
Balance - December 31, 2000                           4,106        $    41       $31,546       $(1,081)       $    88       $30,594
Common stock sold (unaudited)                           369              4         3,684                                      3,688
Comprehensive income -
  Net loss (unaudited)                                                                             (73)
  Change in net unrealized gain on securities
   available-for-sale, net of tax (unaudited)                                                                     346
Total comprehensive income (unaudited)                                                                                          273
                                                      -----        -------       -------       -------        -------       -------
Balance - September 30, 2001 (unaudited)              4,475        $    45       $35,230       $(1,154)       $   434       $34,555
                                                      =====        =======       =======       =======        =======       =======

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               -------------------------------
(IN THOUSANDS)                                                                   2001                   2000
                                                                               ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $     (73)            $    (515)
  Provision for loan losses                                                        1,824                   532
  Net accretion of securities                                                        (87)                  (59)
  Amortization of goodwill                                                           362                   323
  Depreciation                                                                       423                   242
  Loss on sale of available-for-sale securities                                       --                     5
  Changes in operating assets and liabilities -
   Decrease (increase) in -
     Interest receivable                                                            (628)                 (319)
     Other assets                                                                   (108)                 (133)
   Increase (decrease) in -
     Interest payable                                                                720                   424
     Other liabilities                                                              (624)                 (697)
                                                                               ---------             ---------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             1,809                  (197)
                                                                               ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available-for-sale securities -
   Sales                                                                              --                 1,192
   Maturities, prepayments, and calls                                              6,021                 2,030
   Purchases                                                                     (15,605)               (4,019)
  Loan originations and principal collections, net                              (114,747)              (57,622)
  Additions to premises and equipment                                             (2,673)               (1,475)
  Net cash paid in transaction accounted for
   under the purchase method of accounting                                            --                  (815)
                                                                               ---------             ---------
      NET CASH USED BY INVESTING ACTIVITIES                                     (127,004)              (60,709)
                                                                               ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in deposits                                                       107,905                57,677
  Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                             9,773                  (789)
  Proceeds from issuance of subordinated debt                                      2,250                    --
  Proceeds from sale of common stock                                               3,688                    --
                                                                               ---------             ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                  123,616                56,888
                                                                               ---------             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,579)               (4,018)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   12,275                13,134
                                                                               ---------             ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $  10,696             $   9,116
                                                                               =========             =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Unrealized appreciation of securities,
   net of deferred taxes of $231 for 2001 and $29 for 2000            $   346            $    43
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
  Interest paid                                                       $ 6,626            $ 3,204
ACQUISITION OF BANK/BRANCH
  Loans                                                               $    --            $   533
  Premises and equipment                                                   --                777
  Interest receivable                                                      --                  2
  Other assets                                                             --                  3
  Goodwill                                                                 --                973
  Deposit liabilities                                                      --             (1,167)
  Interest payable                                                         --                 (3)
  Other liabilities                                                        --                 (3)
  Deposit paid in prior year                                               --               (300)
                                                                      -----              -------
Net cash paid                                                         $    --            $   815
                                                                      =====              =======

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form S-1, as filed effective June 14, 2001.

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standard's No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three month and nine month periods ended September 30, 2001 and 2000, respectively, was as follows:

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -----------------------
        (DOLLARS IN THOUSANDS)                                2001              2000
                                                              -----             -----
         Net loss                                             $(115)            $(253)
         Unrealized gains - securities, net of tax              192                73
                                                              -----             -----
         Comprehensive income (loss), net of tax              $  77             $(180)
                                                              =====             =====

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -----------------------
         (DOLLARS IN THOUSANDS)                               2001              2000
                                                              -----             -----
         Net loss                                             $ (73)            $(515)
         Unrealized gains - securities, net of tax              346                43
                                                              -----             -----
         Comprehensive income (loss), net of tax              $ 273             $(472)
                                                              =====             =====

NOTE C - EARNINGS PER SHARE

      On June 14, 2001, First Security's non-underwritten public offering of up to $30 million in shares of First Security's common stock at a price of $10 per share became effective. As of September 30, 2001, First Security had sold 368,804 shares in the offering.

     Reference is made to Note 17, Subsequent Events, in the Notes to Consolidated Financial Statements in First Security's Form S-1, which contains descriptions of First Security's Stock Option Plan (the "Plan") and Subordinated Mandatory Convertible Notes (the "Notes"). Shares under option under the Plan and shares into which the Notes can be converted had an anti-dilutive impact on net loss per share for the three months and nine months ended September 30, 2001.

NOTE D - ACCOUNTING PRONOUNCEMENTS

     The FASB has issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," and No. 142 (FAS 142), "Goodwill and Other Intangible Assets."

     FAS 141 supersedes APB Opinion No. 16, "Business Combinations," and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and requires that all business combinations be accounted for using the purchase method. FAS 141 carries forward without reconsideration those portions of APB Opinion No. 16, "Business Combinations," which provides guidance related to the application of the purchase method. FAS 141 requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill.

     The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001, as well as to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FAS 142 carries forward without reconsideration those provisions of APB Opinion No. 17 related to the accounting for internally developed intangible assets. The provisions of FAS 142 are required to be applied with fiscal years beginning after December 15, 2001, and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of FAS 142 (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. We believe FAS 141 may limit our ability to acquire businesses using our stock without recognizing goodwill, which does not count as capital for regulatory purposes. The elimination of amortization of goodwill and other intangibles pursuant to FAS 142 is expected to improve our earnings in 2002 and allow us to make acquisitions at a premium without adversely affecting net income due to goodwill and intangible amortization. We cannot fully determine the effects of these changes at this time, however.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating the effect of adoption of FAS 143 on our financial position and results of operations, but at this time, we do not expect this will have a material effect.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of FAS 144, but at this time, we do not expect this to have a material effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this form 10-Q, "First Security," "FSG," "we," "us," and "our" refer to First Security Group, Inc.

THIRD QUARTER 2001

    The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month and nine-month periods ended September 30, 2000 and 2001. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

     As of September 30, 2001, First Security had total consolidated assets of $323.8 million, total loans of $267.5 million, total deposits of $270.4 million and stockholders' equity of $34.6 million. We incurred a net loss of $115 thousand for the three months ended September 30, 2001.

     On a going forward basis, we are uncertain how the terrorist attacks of September 11, 2001, and the United States' Response to these attacks, may affect our business. These attacks have resulted in a general economic slowdown that may adversely affect both our commercial banking and mortgage banking business. Additionally, under the Soldiers' and Sailors' Civil Relief Act of 1940, a borrower who enters military service is afforded various types of relief under their loans and other obligations, including a maximum annual interest rate of 6% during the period of the borrower's active duty. We cannot predict the effect that the Relief Act will have on our loan portfolio.

RESULTS OF OPERATIONS

     Net loss for the quarter ended September 30, 2001, was $115 thousand, or -$.03 per share (basic and diluted), compared to net loss of $51 thousand or $.01 per share (basic and diluted) in the second quarter of 2001 and a net loss of $253 thousand or -$.06 per share (basic and diluted) for the third quarter of 2000. Net loss for the nine-months ended September 30, 2001, was $73 thousand, or -$.02 per share (basic and diluted), compared to net loss of $515 thousand or -$.13 per share (basic and diluted) for the same period in 2000. As a result of the adoption of FAS 142, the goodwill amortization expense will no longer be incurred after 2001; however, the goodwill would be written down should the carrying value become impaired. Net loss per share (basic and diluted), without amortization of goodwill (net of tax benefit), for the three months ended September 30, 2001 would have been $.01 and $.04 for the three months ended September 30, 2000.

Net Interest Income

     Net interest income (fully taxable equivalent) increased by $1.2 million or 69 percent to $2.9 million for the third quarter of 2001 compared to the same period a year ago, and was $433 thousand more than the second quarter of 2001. For the nine-month period ending September 30, 2001, net interest income (on a tax equivalent basis) increased by $3.3 million, or 76 percent, over the same period in the previous year. The two factors that primarily influence net interest income are: (1) volume of earning assets, and (2) rate of net interest margin on those earning assets. Of these two, the quarterly and year-to-date increases in net interest income resulted from the growth in earning assets.

     Quarter-to-date average earning assets increased by $139.0 million or 102 percent to $275.3 million at the end of September 2001 compared to the quarter-to-date average for the same period in 2000, and was $43.7 million, or 19 percent, greater than the 2001 second quarter average. From 2000 to 2001, the year-to-date average earning assets increased $116.0 million, or 97 percent, to $235.1 million. Our earning assets increased primarily due to the branching and deposit gathering activities of Frontier Bank in Tennessee. Frontier Bank opened for business on June 26, 2000. As of September 30, 2001, Frontier Bank had seven full service branches and two loan production offices. Subsequent to the end of the third quarter of 2001, Frontier Bank converted one of the loan production offices into a full service branch in Lenoir City, Tennessee and opened an additional full service branch in Chattanooga, Tennessee. The deposits raised through these branches have been deployed into earning assets. These earning assets have enabled First Security to earn more net interest income.

     The other factor influencing net interest income is net interest margin. Negative changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. Net interest margin was 83 basis points lower in the third quarter of 2001 compared to the same period in 2000, and 52 basis points lower for the nine-month period ending September 30, 2001 versus the same period in 2000.

     For the third quarter, as well as the first nine months of 2001, one reason for the decrease in net interest margin is that interest bearing sources of funding comprise a larger percentage of the overall funding in 2001 from 2000. For the third quarter, 82 percent of average earning assets were funded with interest bearing liabilities, compared to 77 percent for the same period in 2000 and 81 percent in the second quarter of 2001. For the first nine months of 2001, 81 percent of average earning assets were funded with interest bearing liabilities, compared to 75 percent for the same period of 2000.

     Another factor influencing the net interest margin is rate changes by the Federal Reserve. On December 19, 2000, the Federal Reserve indicated that the U.S. economy was showing signs of weakness. Soon thereafter, the Federal Reserve began an initiative to stimulate economic growth through rate cuts. The table below indicates the rate changes imposed by the Federal Reserve, as well as the simultaneous decreases in the prime lending rate. On August 21, 2001, the Federal Reserve cut rates by 25 basis points as indicated on the table. At that time, the federal funds futures market expected the Federal Reserve to decrease interest rates by one additional 25 basis points cut before the end of 2001 and, thus, stave off a recession. The terrorist attacks of September 11, 2001 on New York City and Washington, D.C. forced the Federal Reserve to take more drastic measures. After the attack, the stock markets in the United States closed until Monday, September 17, 2001, on which date the Federal Reserve instituted an inter-meeting 50 basis point interest rate cut. Then again at its next two regularly scheduled meetings, the Federal Reserve cut interest rates an additional 50 basis points at each meeting (i.e. a total of 100 basis points or 1%), and at the time of this filing, the federal funds futures market anticipates an additional 25 basis point cut in interest rates by the Federal Reserve by the end of 2001.

     As a result of these rate decreases, we anticipate that the average rate earned on loans and the average rate paid on deposits will decrease during the remainder of the year. Each decrease in the prime lending rate initially decreases our net interest income since a large number of loans are tied to the prime lending rate and are directly and immediately affected. However, with the passage of time, interest sensitive liabilities will decrease and our interest margins should stabilize.

          Historical Change in Monetary Policy and Yield Curve Reaction

              FOMC
          Announcement      Federal Funds      Prime Lending
              Date               Rate              Rate
         ---------------------------------------------------
         Start of 2000          5.50%              8.50%
            02/02/00            5.75%              8.75%
            03/21/00            6.00%              9.00%
            05/16/00            6.50%              9.50%
            01/03/01            6.00%              9.00%
            01/31/01            5.50%              8.50%
            03/20/01            5.00%              8.00%
            04/18/01            4.50%              7.50%
            05/15/01            4.00%              7.00%
            06/27/01            3.75%              6.75%
            08/21/01            3.50%              6.50%
            09/17/01            3.00%              6.00%
            10/02/01            2.50%              5.50%
            11/05/01            2.00%              5.00%

    The interest rate earned on loans for the three months ended September 30, 2001 decreased 134 basis points compared to the same period in 2000, and decreased 39 basis points compared to the second quarter of 2001. The decrease is primarily attributable to the decreases in the prime lending rate during 2001, which were effected by the Federal Reserve rate cut initiative. The yields on investment securities and other earning assets also decreased over the same periods. The overall yield on earning assets decreased 124 basis points in the third quarter of 2001 compared to the third quarter of 2000, and decreased by 47 basis points from the second to third quarters of 2001. For the third quarter of 2001, the cost of interest bearing liabilities decreased by 85 basis points from the same period in 2000 and 55 basis points from the second quarter period of 2001. As a result, net interest spread for the third quarter of 2001 decreased 39 basis points over the same period in the prior year, and increased 8 basis points over the second quarter of 2001. Deposit and loan rates are adjusted as market conditions and the Banks' needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended September 30, 2001 and 2000.

Average Consolidated Balance Sheets and Net Interest Analysis

For the three months ended September 30, 2001

Fully Tax-Equivalent Basis

(all dollar amounts in thousands)

                                 --------------------------------     ------------------------------
                                                2001                            2000
                                 --------------------------------     ------------------------------
                                  Average       Income/     Yield/     Average      Income/    Yield/
                                  Balance       Expense      Rate      Balance      Expense     Rate
                                 ---------     ---------     ----     ---------    ---------    ----
Assets
Earning assets:
Loans, net of unearned income    $ 240,431     $   5,164     8.52%    $ 114,581    $   2,848    9.86%
Investment securities               29,652           439     5.87%       15,892          284    7.09%
Other earning assets                 5,184            46     3.52%        5,825           89    6.06%
                                 ---------     ---------     ----     ---------    ---------    ----
  Total earning assets             275,267         5,649     8.14%      136,298        3,221    9.38%
Allowance for loan losses           (3,015)                              (1,419)
Intangible asset                     6,378                                6,816
Cash & due from banks               13,688                                6,163
Premises & equipment                 8,770                                6,918
Other assets                         2,278                                1,200
                                 ---------                            ---------
           TOTAL ASSETS          $ 303,366                            $ 155,976
                                 =========                            =========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts                               $ 18,136               87         1.90%        $ 12,076               57        1.87%
Money market accounts                        36,443              337         3.67%          10,807              110        4.04%
Savings deposits                              7,975               52         2.59%           4,534               35        3.06%
Time deposits < $100                         92,658            1,308         5.60%          49,693              816        6.51%
Time deposits > $100                         57,727              787         5.41%          25,222              428        6.73%
Federal funds purchased                       3,544               29         3.25%             190                3        6.26%
Repurchase agreements                         8,152               69         3.36%           2,351               26        4.39%
Other borrowings                              2,250               34         6.00%              --               --        0.00%
                                           -----------------------------------------------------------------------------------------
  Total interest bearing                    226,885            2,703         4.73%         104,873            1,475        5.58%

Net interest spread                                         $  2,946         3.41%                         $  1,746        3.80%

Noninterest bearing demand deposits          41,603                                         19,376
Accrued expenses and other
liabilities                                   2,317                                          1,047
Stockholders' equity                         32,304                                         30,755
  Unrealized gain/loss on                       257                                            (75)
securities
       TOTAL LIABILITIES AND               --------                                       --------
       STOCKHOLDERS' EQUITY                $303,366                                       $155,976
                                           ========                                       ========

Impact of noninterest bearing
  Sources and other changes in
  Balance sheet composition                                                  0.84%                                         1.28%
                                                                             ----                                          ----
Net yield on earning assets                                                  4.25%                                         5.08%
                                                                             ====                                          ====

     The following table presents the dollar amount of changes in interest income and interest expense from the 3-month period ended September 30, 2000 to the 3-month period ended September 30, 2001. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates
(rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis

For the Three Months Ended September 30

(all dollar amounts in thousands)

                                                                    2001 Compared to 2000
                                                                     Increase (Decrease)
                                                               in Interest Income and Expense
                                                                      Due to Changes in:
                                                      -----------------------------------------------
                                                      Volume               Rate                Total
                                                      -------             -------             -------
Interest earning assets:
  Loans, net of unearned income                       $ 2,703             $  (387)            $ 2,316
  Investment securities                                   204                 (49)                155
  Other earning assets                                     (6)                (37)                (43)
                                                      -------             -------             -------
    Total earning assets                                2,901                (473)              2,428
                                                      -------             -------             -------
Interest bearing liabilities:
  NOW accounts                                             29                   1                  30
  Money market accounts                                   237                 (10)                227
  Savings deposits                                         22                  (5)                 17
  Time deposits < $100                                    607                (115)                492
  Time deposits > $100                                    443                 (84)                359
  Federal funds purchased                                  27                  (1)                 26
  Repurchase agreements                                    49                  (6)                 43
  Other borrowings                                         34                  --                  34
                                                      -------             -------             -------
    Total interest bearing liabilities                  1,448                (220)              1,228
                                                      -------             -------             -------
Increase (decrease) in net interest income            $ 1,453             $  (253)            $ 1,200
                                                      =======             =======             =======

     Comparing the nine months ended September 30, 2001 to the same period in 2000, the interest rate earned on loans decreased 57 basis points because of the Federal Reserve's rate cut initiative. We believe that the yield on the loan portfolio, as well as the yield on earning assets and the cost of funding interest bearing liabilities will most likely decrease because these assets and liabilities will continue to reprice at lower rates. The yield on earning assets decreased by 41 basis points and the cost of interest bearing liabilities decreased 23 basis points, which caused the net interest spread to decrease by 18 basis points. The following table summarizes net interest income and average yields and rates paid for the nine months ended September 30, 2001 and 2000.

Average Consolidated Balance Sheets and Net Interest Analysis
For the nine months ended September 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

                                                            2001                                 2000
                                          ----------------------------------     -------------------------------
                                           Average        Income/      Yield/     Average       Income/    Yield/
                                           Balance        Expense       Rate      Balance       Expense     Rate
                                          ---------      ---------      ----     ---------     ---------    ----
Assets
Earning assets:
Loans, net of unearned income             $ 203,730      $  13,556      8.90%    $  95,493     $   6,768    9.47%
Investment securities                        24,558          1,191      6.48%       15,392           801    6.95%
Other earning assets                          6,768            251      4.96%        8,138           398    6.53%
                                          -----------------------------------------------------------------------
  Total earning assets                      235,056         14,998      8.53%      119,023         7,967    8.94%
Allowance for loan losses                    (2,488)        (1,176)
Intangible asset                              6,497          6,206
Cash & due from banks                        10,203          4,871
Premises & equipment                          7,933          6,137
Other assets                                  1,939          1,311
                                          ---------      ---------
           TOTAL ASSETS                   $ 259,140      $ 136,372
                                          =========      =========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts                              $  16,697            247      1.98%    $  11,432           162    1.89%
Money market accounts                        27,010            810      4.01%        7,582           248    4.37%
Savings deposits                              7,129            152      2.85%        4,821           121    3.35%
Time deposits < $100                         82,900          3,757      6.06%       42,255         1,979    6.26%
Time deposits > $100                         46,434          2,081      5.99%       19,473           951    6.52%
Federal funds purchased                       1,907             49      3.44%        1,718            79    6.14%
Repurchase agreements                         6,567            188      3.83%        2,181            74    4.53%
Other borrowings                              1,385             62      5.99%          259            14    7.22%
                                          -----------------------------------------------------------------------
  Total interest bearing liabilities      $ 190,029          7,346      5.17%       89,721         3,628    5.40%
                                                         --------------------                  ------------------
Net interest spread                                      $   7,652      3.36%                  $   4,339    3.54%
                                                         =========                             =========
Noninterest bearing demand deposits          35,604                                 14,804
Accrued expenses and other liabilities        2,053                                  1,047
Stockholders' equity                         31,242                                 30,900
  Unrealized gain/loss on securities            212                                   (100)
       TOTAL LIABILITIES AND
                                          ---------                              ---------
       STOCKHOLDERS' EQUITY               $ 259,140                              $ 136,372
                                          =========                              =========

Impact of noninterest bearing
  Sources and other changes in
  Balance sheet composition                                             0.99%                               1.33%
                                                                   ---------                           ---------
Net yield on earning assets                                             4.35%                               4.87%
                                                                   =========                           =========

     The following table presents the dollar amount of changes in interest income and interest expense from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates
(rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Nine Months Ended September 30
(all dollar amounts in thousands)

                                                                   2001 Compared to 2000
                                                                      Increase (Decrease)
                                                                in Interest Income and Expense
                                                                      Due to Changes in:
                                                  -------------------------------------------------------
                                                  Volume           Rate         Adjustments*       Total
                                                  -------         -------         -------         -------
Interest earning assets:
  Loans, net of unearned income                   $ 7,202         $  (408)        $    (6)        $ 6,788
  Investment securities                               445             (54)             (1)            390
  Other earning assets                                (51)            (96)           (147)
                                                  -------         -------         -------         -------
    Total earning assets                            7,596            (558)             (7)          7,031
                                                  -------         -------         -------         -------

Interest bearing liabilities:
  NOW accounts                                         78               7              85
  Money market accounts                               582             (20)            562
  Savings deposits                                     49             (18)             31
  Time deposits < $100                              1,842             (62)             (2)          1,778
  Time deposits > $100                              1,208             (77)             (1)          1,130
  Federal funds purchased                               5             (35)            (30)
  Repurchase agreements                               125             (11)            114
  Other borrowings                                     50              (2)             48
                                                  -------         -------         -------         -------
    Total interest bearing liabilities              3,939            (218)             (3)          3,718
                                                  -------         -------         -------         -------
Increase (decrease) in net interest income        $ 3,657         $  (340)        $    (4)        $ 3,313
                                                  =======         =======         =======         =======

  *Adjustments due to 2000 having one additional day due to leap year.

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended September 30, 2001 was $843 thousand compared to $413 thousand in the same period of 2000 and $703 thousand in the second quarter of 2001. The provision for loan losses charged for the nine month periods ended September 30, 2001 and 2000 were $1.8 million and $532 thousand, respectively. Net charge-offs for the first nine months increased from $14 thousand in 2000 to $166 thousand in 2001. Net charge-offs annualized as a percentage of average loans totaled 0.11 percent for the first nine months of 2001 and 0.02 percent for the same period in 2000.

     The 2001 provisions were more than the 2000 provisions due to our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth, the increase in past due loans, as well as general economic conditions. The loan portfolio increased by $114.6 million from December 31, 2000 to September 30, 2001, compared to an increase of $58.2 million from December 31, 1999 to September 30, 2000. See "Nonperforming Assets."

    The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We periodically analyze our commercial loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

     -    Our banks' loan loss experience;

     -    the amount of past due and nonperforming loans;

     -    specific known risks;

     -    the status and amount of past due and nonperforming assets;

     -    underlying estimated values of collateral securing loans;

     -    current and anticipated economic conditions; and

     - other factors which management believes affects the allowance for potential credit losses.

     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our banks and presented to the respective boards of directors on a regular basis. In addition, we engaged an outside loan review consultant to perform, on an annual basis, an independent review of the quality of the loan portfolio and adequacy of the allowance.

     The banks' allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the federal and/or state regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

     While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

     Noninterest income totaled $676 thousand for the third quarter of this year, an increase of $398 thousand, or 143 percent, from the same period in 2000, and an increase of $106 thousand, or 19 percent, over the second quarter of 2001.

     Deposit related income, comprised primarily of account service charges and non-sufficient fund charges totaled $351 thousand for the third quarter of 2001 which was $161 thousand, or 85 percent, more than the corresponding quarter in 2000, and was an increase of $17 thousand, or 5 percent, from the second quarter to the third quarter of 2001. Deposit related income increased as we have gained deposits, and we believe that this source of income will continue to be boosted by further deposit growth. Mortgage loan fees increased by $182 thousand, or 520 percent, to $217 thousand for the third quarter of 2001 from the prior year. Lower rates for fixed rate residential 15- and 30-year loan products during 2001 have contributed to the growth in mortgage loan fee income as home refinancing activities have increased. Assuming 15- and 30-year mortgage interest rates remain stable, we anticipate that mortgage loan fees will also remain near their current levels or increase slightly as Dalton Whitfield Bank's new (opened August 1, 2001) mortgage loan operation reaches full capacity.

     Noninterest income totaled $1.7 million for the nine-month period ending September 30, 2001, an increase of $1.1 million, or 158 percent, from the same period last year. As in the quarterly comparison, two significant increases occurred. The first increase was an additional $464 thousand, or a 94 percent increase in deposit related income. The second was a $475 thousand, or 848 percent increase in mortgage related fee income.

Noninterest Expense

     Noninterest expenses for the third quarter totaled $3.0 million, which was an increase of $939 thousand or 47 percent over the third quarter of 2000. Compared to the second quarter of this year, noninterest expense increased by $498 thousand or 20 percent for the third quarter. First Security's overhead ratio (excluding amortization of intangible assets) decreased from 94 percent in the third quarter of 2000 to 78 percent this year for the third quarter. This is reflective of our opening Frontier Bank and the subsequent enhancement of earnings as described in "Net Interest Income" and "Noninterest Income."

     Compared to the third quarter of 2000, salaries and benefits increased $566 thousand or 54 percent to $1.6 million. Most of the increase in salaries and benefits is related to staff additions for our branch openings. As of September 30, 2000, we had six full service branches open with a total of 98 full time equivalent employees. As of September 30, 2001, we employed 138 full time equivalent employees and operated ten full service branches and two loan production offices.

     The following expense categories are all higher in the third quarter 2001 versus the same period in the prior year as a result of the aforementioned branching activities. Occupancy expenses increased $83 thousand or 54 percent to $236 thousand. Furniture, fixtures and equipment expenses increased $58 thousand or 38 percent to $209 thousand. Data processing costs increased $71 thousand or 83 percent to $157 thousand. Advertising increased $47 thousand or 98 percent to $95 thousand. Supplies, communications, and postage expenses increased in aggregate by $18 thousand or 10 percent to $204 thousand.

     Professional fees increased $28 thousand or 35 percent to $109 thousand from quarter to quarter. The primary reason for the increase was our outsourcing of internal audit, loan review, and compliance to Professional Bank Services.

     Noninterest expenses for the nine-month period ending September 30, 2001 were $2.4 million or 44 percent higher and totaled $7.7 million compared to the same period in 2000. The changes are explained similarly to the quarterly data above and were as follows. Salaries and benefits increased $1.4 million or 49 percent. Occupancy expenses increased $286 thousand or 79 percent. Furniture, fixtures, and equipment expenses increased $220 or 65 percent. Data processing costs increased $223 thousand or 106 percent. Advertising increased $101 thousand or 98 percent. Goodwill amortization increased $39 thousand or 12 percent due to the goodwill created by the acquisition of First Central Bank of Monroe County in Sweetwater, Tennessee. Goodwill associated with this acquisition was $973 thousand. Supplies, communications, and postage expenses increased $122 or 29 percent. And, professional fees decreased $113 thousand or 32 percent. The higher professional fees in 2000 primarily included legal and accounting services necessary for the opening of Frontier Bank.

STATEMENT OF FINANCIAL CONDITION

     First Security's total assets at September 30, 2001 and 2000, were $323.8 million and $167.9 million, respectively, and $199.6 million at December 31, 2000. Average earning assets for the third quarter of 2001 were $275.3 million versus $136.3 million for the same period a year earlier, an increase of 102 percent. As in the second quarter of this year, our year-to-year corporate growth is largely due to the growth of Frontier Bank, which was enhanced by our branching activities. From third quarter end 2000 to the filing of this report, we opened the following locations:

              835 South Congress Parkway
              Athens, Tennessee
              Full Service Branch of Frontier Bank
              Opened November 6, 2000

              702 Grove Street, Suite 100
              Loudon, Tennessee
              Loan Production Office of Frontier Bank
              Opened February 5, 2001

              4535 Highway 58
              Chattanooga, Tennessee
              Full Service Branch of Frontier Bank
              Opened May 7, 2001

              820 Ridgeway Avenue
              Signal Mountain, Tennessee
              Full Service Branch of Frontier Bank

              Opened May 29, 2001

              2709 Chattanooga Road, Suite 5
              Rocky Face, Georgia
              Full Service Branch of Dalton Whitfield Bank
              Opened June 4, 2001

              119 Broadway West
              Lenoir City, Tennessee
              Full Service Branch of Frontier Bank
              Opened July 2, 2001 as a Loan Production Office
              Converted to Full Service Branch on October 15, 2001

              1409 Cowart Street
              Chattanooga, Tennessee
              Full Service Branch of Frontier Bank
              Opened October 22, 2001

     First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

     Average loans of $240.4 million represented 87 percent of our average earning assets during the third quarter of 2001. Gross loans increased to $267.5 million at September 30, 2001, a 75 percent increase over loans at December 31, 2000, and a 109 percent increase over loans at September 30, 2000. The growth in the loan portfolio is primarily attributable to activity at Frontier Bank. We believe that general loan growth will remain strong, however, not at the same level that we experienced during the past year. Funding of future loan growth will be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth will be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

     The allowance for loan losses was $3.6 million or 1.35 percent of outstanding loans at September 30, 2001 and $1.9 million or 1.27 percent of outstanding loans, at December 31, 2000. The allowance for loan losses was 128 percent of nonperforming loans at September 30, 2001 and 1,764 percent of nonperforming loans at December 31, 2000. For the first nine months of 2001, net losses arising from loans secured by real estate for construction and land development totaled $51 thousand; net losses from commercial loans totaled $24 thousand; and, net losses from consumer loans totaled $91 thousand. See "Provision for Loan Losses." We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

     The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                       (in thousands)
                                                                       --------------
                                                      2001                                        2000
                                                      ----                                        ----
                                                       Percentage of loans                         Percentage of loans
                                                       in each category to                         in each category to
                                       Amount              total loans             Amount              total loans
                                       ------              -----------             ------              -----------
Commercial                             $1,485                  33.8%               $  685                  37.1%
Real estate-construction                  197                   6.2%                   54                   3.5%
Real estate-mortgage                    1,199                  40.2%                  589                  41.0%
Consumer                                  587                  19.6%                  283                  18.2%
Unallocated                               132                   0.2%                   58                   0.2%
                                       ------                ------                ------                ------
                                       $3,600                 100.0%               $1,669                 100.0%
                                       ======                ======                ======                ======

Nonperforming Assets

     Nonaccrual loans were $961 thousand at September 30, 2001, and $63 thousand at December 31, 2000. The nonaccrual loans in September 2001 included $930 thousand of commercial loans and $31 thousand of consumer loans. The ratio of nonaccrual loans to total loans was 0.36 percent at September 30, 2001 and 0.04 percent at December 31, 2000. At each date, we did not own any other real estate.

     Loans past due 90 days and still accruing were $1.8 million at September 30, 2001, compared to $47 thousand at December 31, 2000. Of the past due loans at September 2001, $317 thousand were secured by real estate and $1.5 million were consumer loans. We believe that the rise in loans past due is primarily related to the decline of the general economy.

Investment Securities

     Securities totaled $30.4 million at September 30, 2001 versus $20.1 million at December 31, 2000. The growth in the securities portfolio has occurred for two reasons: (1) to provide adequate liquidity, and (2) to pledge as collateral against public deposits and repurchase agreements. At September 30, 2001, the securities portfolio had unrealized net gains of approximately $723 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. As of September 30, 2001, securities with a carrying value of $6.1 million were scheduled to mature within the next five years. Of this amount, no securities are scheduled to mature within one year (excluding prepayment and call features). We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets.

Deposits and Other Borrowings

     Total deposits increased 102 percent from September 30, 2000 to September 30, 2001, and 66 percent from December 31, 2000 to September 30, 2001. Our deposit growth is primarily the result of the branching and market acceptance of Frontier Bank.

     On April 15, 2001, we issued subordinated mandatory convertible notes for $2.25 million. The principal and interest (6 percent) on these notes mandatorily converted into our common stock on October 15, 2001. The proceeds from the issuance of these notes have been invested in Dalton Whitfield Bank and will be used to support growth opportunities for that bank.

Liquidity

     The liquidity position of the Banks is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At September 30, 2001, our liquidity ratio was 9.5 percent (excluding anticipated loan repayments). Management believes the liquidity sources are adequate to meet operating needs; however, we currently have an initiative to increase our liquidity ratio to 15 percent. There are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.

Capital Resources

     We continue to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 10 percent of risk-adjusted assets, including 6 percent Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 5 percent. Each of our Banks has regulatory chartering conditions requiring leverage ratios to not fall below 8 percent for the first three years of their operations.


                                                                                                Dalton
September 30, 2001                               Well         Adequately        First         Whitfield        Frontier
                                             Capitalized      Capitalized      Security          Bank            Bank
Tier I capital to risk adjusted assets           6.00%           4.00%           9.95%           9.18%           9.90%
Total capital to risk adjusted assets           10.00%           8.00%          11.20%          10.37%          11.15%
Leverage ratio                                   5.00%           4.00%           9.21%           8.45%           8.83%


          On October 22, 2001, First Security's recent stock offering terminated upon reaching its maturity date. The offering became effective with the SEC on June 14, 2001 and was open for 100 days plus one 30-day extension. Through the offering we were authorized to sell to the general public up to 3 million shares of our common stock at a price of $10.00 per share. The purpose of this offering was to raise funds for future growth. We sold 664,550 shares of our common stock for $6,645,000. We believe that this capital campaign was hampered by the terrorist attacks on September 11, 2001 and their effects on the capital markets. On October 15, 2001 we also issued 231,750 shares of our common stock upon conversion of $2,250,000 in subordinated mandatory convertible notes we issued on April 15, 2001. In order to continue our growth we will have a continuing need for capital.

EFFECTS OF INFLATION

     Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation results in financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce First Security's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market; conversely, as interest rates decline mortgage originations tend to accelerate.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act and the Exchange Act. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Security to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," "seeks," or other similar words and expressions of the future.

     These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to First Security are expressly qualified in their entirety by this Cautionary Notice.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Although First Security's exposure to market risk is comprised of many variables including credit and liquidity risk, management considers interest rate risk to be the most significant. This risk can result in either lower fair market values or reduced net interest income. Management believes the effects on net interest income to be more significant than reduced fair market values. First Security does not maintain a trading portfolio or deal in international instruments, and therefore First Security is not exposed to risks involved with trading activities and foreign currency.

     First Security's interest rate risk management is the responsibility of our Asset/Liability Management Committee (ALCO), which has established policies and limits to monitor, measure, and coordinate First Security's sources, uses, and pricing of funds. The Asset/Liability Management Committee utilizes the results of simple and dynamic gap analysis, as well as Plansmith's quarterly RiskAnalyzer report, to measure the estimated exposure of net interest income to a sustained change in interest rates.

     The gap analysis projects net interest income based on an immediate change in interest rates of up or down 200 basis points. First Security had an exposure to falling rates and a benefit from rising rates at September 30, 2001. More specifically, the model forecasts a decline in net interest income of $950 thousand, or 9.29% on an annualized basis, as a result of a 200 basis point decline in interest rates. The model also predicts a $634 thousand or a 6.20% increase in net interest income on an annualized basis as a result of a 200 basis point increase in rates. These results are within the limits specified by the Asset/Liability Management Committee, and they are summarized in the following chart:

                               Interest Rate Risk
                           Income Sensitivity Summary
                            As of September 30, 2001
                                 (in thousands)

                                                             DOWN                                     UP
                                                            200 BP             CURRENT              200 BP
                                                            ------             -------              ------
              Net interest income                         $   6,702           $   7,652           $   8,286
              Dollar change net interest income                (950)                 --                 634
              Percent change net interest income             -9.29%                0.00%               6.20%


The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities, and it incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets. These assumptions include interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and others. Numbers are based on a flat balance sheet and it is assumed that paydowns and maturities of assets and liabilities are reinvested in like instruments at: (1) current interest rates, (2) rates of 200 basis points less, and (3) rates of 200 basis points more. In addition, there is no input for growth or a change in asset mix. These assumptions are developed based on the current economic and market conditions, but management cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, this sensitivity analysis does not reflect actions that our Asset/Liability Management Committee might take in responding to or anticipating changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         On April 15, 2001, we issued subordinated mandatory convertible notes for $2.25 million. The principal and interest on these notes mandatorily converted into 231,750 shares of our common stock on October 15, 2001. The proceeds from the issuance of these notes have been invested in Dalton Whitfield Bank and will be used to support growth opportunities for that Bank.

         Our offering to the public of up to 3 million shares of our common stock at $10.00 per share commenced on June 14, 2001 and terminated on October 22, 2001. We sold 664,550 of the 3 million registered shares for gross proceeds of $6,645,000. No underwriters were involved in this offering. Total actual expenses for this offering were $420 thousand. No direct or indirect payments of expenses were made to any of our directors, officers, to any of our affiliates, or persons owning 10 percent or more of any of our securities.

         The net proceeds from this offering will be used for general corporate purposes and working capital including, but not limited to, capital contributions to our banks to support growth and for working capital, and possible acquisitions of financial services businesses.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on July 31, 2001 where the following seven directors were elected: Rodger B. Holley, Larry R. Belk, Clayton Causby, Kenneth C. Dyer, III, Douglas F. Heuer, III, Ralph L. Kendall, and D. Ray Marler. These are all of our directors. The directors were voted on as a slate and the slate received 2,449,162 votes for and 6,500 votes were withheld.

         The only other matter put to a vote at the Annual Meeting was a ratification of the appointment of Joseph Decosimo and Company, LLP, as independent auditors for First Security for the fiscal year ending December 31, 2001. The number of votes cast for this proposal was 2,442,662, the number of votes against was zero, and the number of abstentions was 13,000.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.


                                       FIRST SECURITY GROUP, INC.
                                       (Registrant)


November 14, 2001                      /s/ Rodger B. Holley
                                       ----------------------------------------
                                           Rodger B. Holley
                                           Chairman, Chief Executive Officer &
                                           President


November 14, 2001                      /s/ William L. Lusk, Jr.
                                       ----------------------------------------
                                           William L. Lusk, Jr.
                                           Secretary, Chief Financial Officer &
                                           Executive Vice President