Form 10-K405
period 2001-12-31
FIRST SECURITY GROUP INC/TN
filed 2002-04-01
CIK 1138817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

   (Mark One)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________to ____________



                          COMMISSION FILE NO. 333-59338

                           FIRST SECURITY GROUP, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                TENNESSEE                          58-2461486
-------------------------------------------------------------------------------
         (State of Incorporation)     (I.R.S. Employer Identification No.)

    817 BROAD STREET, CHATTANOOGA, TN                37402
-------------------------------------------------------------------------------
 (Address of principal executive offices)          (Zip Code)

                                 (423) 308-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 11, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $47,181,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common Stock, $.01 par value:
                5,002,644 shares outstanding as of March 11, 2002

Documents Incorporated by Reference:  None.

                                TABLE OF CONTENTS

PART I..........................................................................................................4
         ITEM 1.      DESCRIPTION OF BUSINESS...................................................................4
         ITEM 2.      PROPERTY.................................................................................14
         ITEM 3.      LEGAL PROCEEDINGS........................................................................15
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................15

PART II........................................................................................................16
         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS......................................................................16
         ITEM 6.      SELECTED FINANCIAL DATA..................................................................18
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION.................................................................20
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................39
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................41
         ITEM 9.      CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING..............................68

PART III.......................................................................................................68
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS.........................................................68
         ITEM 11.     EXECUTIVE COMPENSATION...................................................................72
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT...........................................................................74
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTION............................................75

PART IV........................................................................................................75
         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K..............................................................................75

                                ---------------

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Various statements made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties, and other factors which may cause the actual results, performance, financial condition, or achievements of First Security to be materially different from future results, performance, financial condition, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "assure," "believe," "contemplate," "expect," "estimate," "project," "continue," "may," "intend," "design, " "seeks," or similar words and expressions of the future.

         These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

         -        the effects of future economic conditions;

         - governmental monetary and fiscal policies, as well as legislative and regulatory changes;

         - the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

         -        interest rate and credit risks;

         - the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in First Security's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, and the Internet;

         - the effect of any mergers, acquisitions or other transactions to which First Security or its subsidiaries may from time to time be a party, including, without limitation, First Security's ability to successfully integrate any businesses that it acquires; and

         - the failure of assumptions underlying the establishment of reserves for possible loan losses.

         All written or oral forward-looking statements attributable to First Security are expressly qualified in their entirety by this Special Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                   OUR COMPANY

GENERAL

         First Security was incorporated in 1999, and is a bank holding company regulated and supervised by the Board of the Federal Reserve System and the Georgia Department of Banking and Finance. The Tennessee Department of Financial Institutions does not regulate bank holding companies. First Security became the parent holding company of Dalton Whitfield Bank on September 16, 1999 and of Frontier Bank on June 24, 2000. As of December 31, 2001, First Security and its subsidiaries had total assets of approximately $361.9 million, total deposits of approximately $293.9 million, and shareholders' equity of approximately $39.3 million.

         Dalton Whitfield Bank is a Georgia banking corporation engaged in the general commercial banking business since it opened for business in September 1999. At that time, Dalton Whitfield Bank, being newly formed, acquired selected assets and substantially all of the deposits of Colonial Bank's three branches located in Dalton, Georgia. Colonial had acquired these operations in January 1997. Specifically, on September 16, 1999, we assumed $70.3 million of liabilities (including deposits and accrued interest) which exceeded the total estimated fair value of the assets acquired and cash received from Colonial Bank by $6.2 million, which was determined to be goodwill.

         Dalton Whitfield Bank's deposits are insured by the FDIC. Dalton Whitfield Bank is also a member of the Federal Home Loan Bank of Atlanta. Through Dalton Whitfield Bank, First Security provides a broad range of banking and financial services in Dalton, Georgia.

         Frontier Bank is a Tennessee banking corporation that has engaged in the general commercial banking business since it was chartered in June 2000. Frontier Bank's deposits are insured by the FDIC. Through Frontier Bank, First Security provides a wide range of banking and financial services in Chattanooga, Sweetwater, Athens, and Lenoir City, Tennessee. In addition, Frontier Bank has a loan production office in Loudon, Tennessee. Outside of the Chattanooga market, Frontier Bank operates under the name of "First Security Bank."

         Our goal is to offer personalized and flexible banking services to the communities in our primary market areas.

BUSINESS STRATEGY

         First Security contemplates serving the banking and financial needs of the various communities in and around the interstate corridors between Cartersville, Georgia and Knoxville, Tennessee. We believe these interstate corridors offer opportunities for growth and have needs that we can serve effectively. These communities are primarily served by branches of large regional and national financial institutions headquartered outside of the area. As a result, we believe these markets need and are best served by a locally-owned and operated financial institution managed by people in and from the communities served. Although these interstate corridors are our primary focus, we may consider acquiring banking operations outside of the corridors if attractive opportunities arise as we continuously evaluate acquisition opportunities.

         We offer personalized and flexible banking services to the communities in our market area and are able to react quickly to changes in those communities. We also offer products tailored to the specific needs of our communities.

COMMERCIAL BANKING OPERATIONS

         The commercial banking operations of Dalton Whitfield Bank and Frontier Bank are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses.

         Dalton Whitfield Bank considers its primary market area for commercial banking services to be Whitfield County, Georgia, which is north of Atlanta. Frontier Bank considers its primary market area for commercial banking services to be Hamilton, Monroe, McMinn, and Loudon Counties, Tennessee.

         While both Dalton Whitfield Bank and Frontier Bank provide most traditional banking services, their principal activities are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to small and medium-sized businesses.

         The retail nature of the commercial banking operations for our subsidiaries allows for diversification of depositors and borrowers, and management believes that neither subsidiary is dependent upon a single or a few customers. As of December 31, 2001, First Security had an approximately $14.2 million concentration of carpet-industry related commercial banking loans. Otherwise, we do not believe our credits are concentrated within a single industry or group of related industries.

MORTGAGE BANKING OPERATIONS

         First Security's mortgage banking operations depend upon traditional financing sources, such as deposits, to fund the origination and holding of mortgage loans pending sale in the secondary market. Currently, we sell substantially all of the mortgage loans we originate, and the purchaser of these mortgage loans also acquires the rights to service such loans.

         Economic slowdowns or recessions in our primary market areas or higher interest rates may be accompanied by reduced demand for consumer credit and declining real estate values, which usually results in a slowdown in mortgage lending activity. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our noninterest income from mortgage banking activity.

         We depend largely on financial institutions and mortgage bankers to purchase our mortgage loans. Our future results may become more exposed to fluctuations resulting from competition from other originators of such loans, market conditions, and other factors.

SEASONALITY, CYCLES

         Although we do not consider our commercial banking business to be seasonal, our mortgage banking business is somewhat seasonal, with the volume of home financings, in particular, being lower during the winter months. The Dalton, Georgia economy also is seasonal and cyclical as a result of its dependence upon the carpet industry and changes in construction of residential and commercial establishments. While the Dalton, Georgia economy is dominated by the carpet and carpet-related industries, Dalton Whitfield Bank does not have any one customer from whom more than 10% of its revenues are derived. However, Dalton Whitfield Bank has multiple customers, commercial and retail, that are affected by, or are engaged in businesses related to the carpet industry that, in the aggregate, have historically provided greater than 10% of Dalton Whitfield Bank's revenues.

COMPETITION

         The retail, commercial, and mortgage divisions of Dalton Whitfield Bank and Frontier Bank operate in highly competitive markets. Our Banks compete directly in their retail and commercial banking market with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders, and insurance companies, locally, regionally, and nationally, certain of which compete with offerings by mail, telephone, computer, and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. We believe that office locations, types and quality of services and products, office hours, customer service, a local presence, community reputation, and continuity of personnel also are important competitive factors which we emphasize.

         In addition to Dalton Whitfield Bank, 13 other commercial banks currently have offices in the Dalton, Georgia area and a new thrift is being organized. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within this market. Also, along with Frontier Bank, nine other commercial banks have offices in the Chattanooga area; four other commercial banks and two savings institutions have offices in the Sweetwater area of Monroe County, Tennessee; six other commercial banks and one savings institution have offices in the Athens area of McMinn County, Tennessee; and six other commercial banks have offices in the Lenoir City area of Loudon County, Tennessee.

         Virtually every type of competitor for business of the type served by our Banks has offices in Atlanta, approximately 75 miles away from Dalton and 100 miles from Chattanooga. Many of these institutions have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer, and can better afford and make broader use of media advertising, support services, and electronic technology than our Banks. To offset these competitive disadvantages, our Banks depend on their reputations as being independent and locally-owned community banks and as having greater personal service, community involvement, and their ability to make credit and other business decisions quickly and locally.

EMPLOYEES

         On December 31, 2001, we had 139 full-time employees and four part-time employees and anticipate hiring approximately 5 individuals to staff a branch opening anticipated in 2002. First Security considers our employee relations to be good, and we have no collective bargaining agreements with any employees.

RECENT DEVELOPMENTS

         First State Bank Acquisition

         On March 13, 2002 we entered into an Agreement and Plan of Share Exchange with First State Bank in Maynardville, Tennessee. Maynardville is located in Union County, Tennessee which is adjacent to northern side of Knox County, Tennessee. We have agreed to pay approximately $8.1 million for all of the outstanding common stock of First State Bank. Upon the closing of this acquisition, which is subject to regulatory approval, approval by First State Bank's shareholders, and satisfactory completion of our due diligence investigation, First State Bank will operate as a wholly-owned subsidiary of FSG.

         As of December 31, 2001, First State Bank had consolidated assets of approximately $43.1 million, consolidated deposits of approximately $36.9 million, and consolidated shareholders' equity of approximately $5.8 million.

         Results of Operations for the Two Months Ended February 28, 2002

         Net income for the two months ended February 28, 2002 was $566 thousand compared to $19 thousand for the same period in 2001. As a result of First Security's adoption of SFAS 142, we are not amortizing goodwill after 2001. During 2001, goodwill amortization expense was approximately $24 thousand per month after tax benefit. Net interest income for the two months ended February 28, 2002 and 2001 was $2.5 million and $1.4 million, respectively. Our loan loss provision was $110 thousand for the two months ended February 28, 2002 compared to $166 thousand in the same period of 2001. Noninterest income for the first two months of 2002 and 2001 was $571 thousand and $302 thousand; and, noninterest expense for the same periods was $2 million and $1.5 million.

         Total assets at February 28, 2002 and 2001, were $357.8 million and $225.1 million, respectively. Average earning assets for the first two months of 2002 were $330.4 million versus $192.2 million for the same period a year earlier.

         The following table summarizes our unaudited result of operations for the two months ended February 28, 2002 and 2001 and February 29, 2000. This information should be read together with our consolidated financial statements and related notes, and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. These results of operation are not necessarily indicative of the results of operations that may be expected for any future interim period or full year.

                                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                      FOR THE TWO MONTHS ENDED
                                   --------------------------------------------------------------------------------------------
                                                    CHANGE                                   CHANGE
                                   FEBRUARY 28,   FROM PRIOR                FEBRUARY 28,   FROM PRIOR              FEBRUARY 29,
                                       2002          YEAR           %           2001          YEAR          %          2000
                                   ------------   ----------     -------    ------------   ----------    ------    ------------
                                                                           (IN THOUSANDS)
Interest income                       $3,832        $1,016         36.08%      $2,816        $1,455      106.91%      $1,361
Interest expense                       1,366           (44)        -3.12%       1,410           816      137.37%         594
                                      ------        ------       -------       ------        ------      ------       ------
  Net interest income                  2,466         1,060         75.39%       1,406           639       83.31%         767
Provision for loan losses                110           (56)       -33.73%         166           166          --           --
                                      ------        ------       -------       ------        ------      ------       ------
  Net interest income after
   provision for loan losses           2,356         1,116         90.00%       1,240           473       61.67%         767
Noninterest income                       571           269         89.07%         302           150       98.68%         152
Noninterest expense                    2,008           504         33.51%       1,504           495       49.06%       1,009
                                      ------        ------       -------       ------        ------      ------       ------
  Income before income taxes             919           881       2318.42%          38           128      142.22%         (90)
Income tax expense (benefit)             353           334       1757.89%          19            53      155.88%         (34)
                                      ------        ------       -------       ------        ------      ------       ------
  Net income (loss)                   $  566        $  547       2878.95%      $   19        $   75      133.93%      $  (56)
                                      ======        ======       =======       ======        ======      ======       ======

         Liquidity

          Subsequent to year-end, First Security improved its liquidity ratio and reduced its dependency on overnight borrowings using two methods: (i) the Federal Home Loan Bank and (ii) selling loan participations. Frontier Bank is a member of the Federal Home Loan Bank of Cincinnati and, prior to year-end, attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio. Subsequent to year-end, management determined, because interest rates were at low levels, to convert the FHLB overnight funding, as well as a portion of federal funds purchased, into $6 million of FHLB term borrowings. The terms on the borrowings are $2 million for two years, $2 million for three years, and $2 million for four years. By using term borrowings we locked in low cost funding and we improved our liquidity ratio by decreasing our dependency on overnight liabilities. Frontier Bank also used its borrowing capacity to purchase a $4 million letter of credit that we pledged to the State of Tennessee Public Collateral Pool. The letter of credit allowed us to release investment securities at the Collateral Pool and thus improve our liquidity ratio. Additionally, Frontier Bank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. Dalton Whitfield Bank is a member of the Federal Home Loan Bank of Atlanta and was, subsequent to year-end, approved for borrowing capability secured by a blanket lien on select loans, yet to be determined. Dalton Whitfield Bank does not presently have any FHLB borrowings but may in the future. First Security increased its participations sold by $5.5 million during the two months ended February 28, 2002. Management intends to sell additional loans and loan participations in the future. The funds generated from these sources have provided additional liquidity for our Banks.

         New Employees

         On March 5, 2002, we hired David R. Haynes to serve as the Chief Executive Officer and President for our future banking operations in Knox and contiguous counties, Tennessee. Mr. Haynes previously served as the northeast Tennessee Group Sales Manager of Commercial Banking with AmSouth Bank in Knoxville, Tennessee; and prior to this position, he served as AmSouth's District President for Anderson County, Blount County, Cumberland County, Jefferson County, Monroe County, and Roane County, Tennessee.

         On March 12, 2002, we hired John E. Orr to serve as the Regional Bank President for our future banking operations in Jefferson County, Tennessee. Mr. Orr previously served as City President with AmSouth Bank in Jefferson City, Jefferson County, Tennessee. Mr. Orr will be responsible for organizing and managing all banking activities in Jefferson County.

         On March 15, 2002, we hired Lloyd L. ("Monty") Montgomery, III to serve as our Chief Operating Officer. Most recently, Mr. Montgomery was involved in business ventures and real estate development. Prior to these activities, he served as the Knoxville City President and the East Region President for the Retail Banking Group of First American National Bank until First American merged with AmSouth Bank. After the AmSouth merger, Mr. Montgomery assisted with the merger transition until pursuing other interests.

                           SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain statutes, rules, and regulations affecting First Security, Dalton Whitfield Bank, and Frontier Bank. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and elsewhere and is not intended to be an exhaustive description of the statutes or regulations applicable to First Security's and our Banks' businesses. Any change in the applicable law or regulations may have a material effect on our business.

         Supervision, regulation, and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of First Security's common stock.

BANK HOLDING COMPANY REGULATION

         General

         First Security is a bank holding company, under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and under the Financial Institutions Code of Georgia. We are subject to supervision, examination, and reporting by the Federal Reserve and the Georgia Department. The Tennessee Department of Financial Institutions does not regulate bank holding companies. First Security is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve examines First Security and may examine its nonbank subsidiaries. The Georgia Department also may examine First Security.

         Investment Activities

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking, managing or controlling banks, or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident thereto.

    In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLB Act"), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are "well-capitalized" and "well-managed" and whose subsidiary banks have satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the "CRA") and meet certain other conditions can elect to become "financial holding companies." Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under GLB's merchant banking authority, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

         Georgia Department of Banking and Finance

         First Security is regulated by and registered as a bank holding company with the Georgia Department of Banking and Finance. The Georgia Department approval is required for the acquisition by a bank holding company of direct or indirect ownership or control of banks, for a merger or consolidation of a bank holding company with another bank holding company, or for other similar investment activities regulated by the BHC Act.

         Source of Financial Strength

         Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the bank holding company to such subsidiary banks will likely be unsecured and subordinated to such bank's depositors and perhaps to other creditors of that bank.

BANK REGULATION

         General

         Dalton Whitfield Bank is a Georgia bank subject to regulation and examination by the Georgia Department and Frontier Bank is subject to regulation and examination by the Tennessee Department. Each of the Banks is a member of the FDIC, and each Bank's deposits are insured up to the maximum permitted by law. The FDIC and the respective state regulatory agencies regulate, examine and monitor all of Banks' operations, including reserves, loans, mortgages, payments of dividends, interest rates, and the establishment of branches. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates.

    The Federal Reserve has adopted the Federal Financial Institutions Examination Council's ("FFIEC") internal rating system to assess the soundness of financial institutions on a uniform basis and to identify situations requiring special supervisory attention. Each financial institution is assigned a confidential composite "CAMELS" rating based on an evaluation and rating of six essential components of an institution's financial condition and operations, including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

         The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits banks to engage in "financial activities" through subsidiaries similar to that permitted financial holding companies.

         Transactions With Affiliates

         The Company is a legal entity separate and distinct from its Bank subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiary are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

         Branching

         Dalton Whitfield Bank currently has branches located in Whitfield County, Georgia and is permitted to branch throughout the State of Georgia. Frontier Bank currently has branches located in Hamilton, Monroe, and McMinn Counties, as well as a loan production office in Loudon County, Tennessee, and statewide branching is permitted in the State of Tennessee.

         Enforcement Policies and Actions

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and subsequent federal legislation significantly increased the enforcement abilities of the FDIC and other federal depository institution regulators and authorizes the imposition of civil money penalties up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement abilities provided under this Act.

         Dividends

         A principal source of First Security's cash revenues are from management fees from its Banks. Both Dalton Whitfield Bank and Frontier Bank are recently chartered banks and are prevented from paying dividends to First Security during the first three years of operations without prior regulatory approval. The amount of dividends that may be paid following their third anniversary depends on the Banks' earnings and capital position. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

         Cash dividends on Dalton Whitfield Bank's common stock may be declared and paid without prior regulatory approval after September 17, 2002 only out of its retained earnings for the current and preceding two years, under FDIC policy, provided its paid-in capital and appropriated retained earnings equal at least 20% of the capital stock account. Prior Georgia Department approval also is required before cash dividends may be declared and paid if: (i) a bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of Dalton Whitfield Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of Dalton Whitfield Bank's assets classified as adverse as to repayment or recovery by the Georgia Department at the most recent examination exceeds 80% of its equity capital as reflected at such examination.

         Likewise, after its initial three years of operations, cash dividends on Frontier Bank's common stock may be declared and paid only out of its retained earnings for the current and preceding two years under FDIC policy, and net profits may be credited to retained earnings only after the proper deductions have been made for all expenditures, expenses, taxes, losses, bad debts and any write-offs, or other deductions as required by the Tennessee Department, provided the surplus is at least 50% of the capital stock and the paid-in surplus account equals the capital stock account. After these requirements are met, Frontier Bank may declare a dividend if it is adequately reserved against deposits and those reserves will not be impaired by the declaration of the dividend.

         First State Bank is not subject to any chartering limitations that restrict its ability to pay dividends to First.

         The Company and the Banks are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal and state regulatory authorities are authorized to determine, under certain circumstances relating to the financial condition of a bank or a bank holding company, that the payment of dividends would be an unsafe or unsound practice and can prohibit the payment of dividends. Dividends that deplete a state member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. Generally, depository institutions are expected to pay dividends only out of current operating earnings.

CAPITAL

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

         In addition, the federal regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

         All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances),
(iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

    FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

         FDICIA

         FDICIA directs each federal banking regulatory agency to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. These standards have not and are not expected to have any material effect on First Security or the Banks.

         This Act also contains a variety of other provisions that may affect the operations of First Security, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, Dalton Whitfield Bank and Frontier Bank are well capitalized and not restricted.

FDIC INSURANCE ASSESSMENTS

         Our Banks are members of the FDIC's Bank Insurance Fund ("BIF"), and subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for FDIC-insured depository institutions. Each financial institution is assigned to one of three capital groups: well capitalized, adequately capitalized, or undercapitalized. Each financial institution is further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

         FDIC annual deposit insurance assessment rates currently range from 0 basis points on deposits for a financial institution in the highest category to 27 basis points on deposits for an institution in the lowest category, but may be as high as 31 basis points per $100 of deposits. The FDIC also collects The Financing Corporation ("FICO") deposit assessments on deposits, which for BIF members ranged from 1.84 to 1.96 basis points for BIF deposits. The Banks were not assessed any BIF premiums in 2001 or 2000. The Banks did pay $34,048.29 in FICO assessments in 2001, and $15,578.54 in 2000. The FDIC, has indicated, based on its current level of reserves, that it is considering increasing deposit insurance assessments in 2002. FICO assessments are 1.82 basis points and 1.76 basis points, respectively for the first and second quarters of 2002.

COMMUNITY REINVESTMENT ACT

         First Security and the Banks are subject to the Community Reinvestment Act of 1977, as amended (the "CRA") , and the regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with maintaining safe and sound operations, to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Act. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

         A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities. As of March 11, 2002, each Bank had a satisfactory CRA ratings.

         Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank's primary federal regulator using a lending test, an investment test, and a service test. The Federal Reserve also will consider:
(i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. As a result of GLB, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank's financial subsidiary if any of the bank received less than a "satisfactory" CRA rating in its latest CRA examination.

    The Banks are also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In April 1994, the Department of Housing and Urban Development, the Department of Justice (the "DoJ"), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DoJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

         Fiscal and Monetary Policy

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, our earnings and growth are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on us cannot be predicted.

         International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001

         On October 26, 2001, a new anti-terrorism bill, The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. This law restricts money laundering by terrorists in the United States and abroad. This act specifies new "know your customer" requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

         Legislative and Regulatory Changes

         Legislative and regulatory proposals regarding changes in banking laws, the regulation of banks, thrifts and other financial institutions, as well as bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. The FDIC has proposed comprehensive deposit insurance reform legislation. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts and to establish interstate branches de novo. A bill in the Georgia legislature would reduce the age of banks eligible for acquisition by other bank holding companies from five to three years. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect First Security or its Banks.

ITEM 2. PROPERTY

         During 2001, we conducted our business primarily through our office located at 817 Broad Street, Chattanooga, Hamilton County, Tennessee. This space contains approximately 2,400 square feet and is leased until February 28, 2003. This lease has three successive one-year renewal options.

         Frontier Bank's main office, also located at 817 Broad Street in Chattanooga, is part of the same lease as First Security's. The main offices contain approximately 8,500 square feet of finished space used for offices, operations and storage, four teller windows, and the Bank lobby. The facility also has an automated teller machine with 24-hour access. Frontier Bank's main office facility opened for business on June 26, 2000 and is in good condition.

         In addition, Frontier Bank operates five full service branches in the Chattanooga area. The first branch opened on July 3, 2000, is approximately 4,800 square feet, and is located at 1740 Gunbarrel Road, Chattanooga, Hamilton County, Tennessee with a lease that expires on May 24, 2010. This lease has two additional and successive five-year renewal options. The second branch opened on July 28, 2000, is also approximately 4,800 square feet, and is located at 4227 Ringgold Road, Chattanooga, Hamilton County, Tennessee with a lease that expires on July 20, 2010. This lease has two successive five-year renewal options. The third branch opened on May 7, 2001, is also approximately 4,800 square feet, and is located at 4535 Highway 58, Chattanooga, Hamilton County, Tennessee. Frontier Bank owns the property and building at the Highway 58 location. The fourth branch opened on May 29, 2001, is approximately 2,500 square feet, and is located at 820 Ridgeway Avenue, Signal Mountain, Hamilton County, Tennessee with a lease that expires on December 31, 2010. This lease has two successive five-year renewal options. The fifth branch opened on October 22, 2001, is approximately 1,000 square feet, and is located at 1409 Cowart Street, Chattanooga, Hamilton County, Tennessee with a land lease that expires on December 31, 2010. This lease has two successive five-year renewal options. Frontier Bank owns the building at the Cowart Street location; additionally, this location serves as the drive-thru for Frontier Bank's main office, as approximately five city blocks separate the two locations.

         In Sweetwater, Monroe County, Tennessee, Frontier Bank owns its branch, which is approximately 3,000 square feet. This branch, which opened for business on June 26, 2000, is located at 761 New Highway 68 and conducts business with the trade name First Security Bank. On November 6, 2000, Frontier Bank opened a branch at 835 South Congress Parkway, Athens, McMinn County, Tennessee. This location, which is owned by Frontier Bank, is approximately 1,400 square feet and conducts business under the trade name First Security Bank. On February 5, 2001, Frontier Bank opened a loan production office with approximately 1,000 square feet located at 702 Grove Street, Suite 100, Loudon, Loudon County, Tennessee with a lease that expired on December 31, 2001 and is now a month-to-month lease. On July 2, 2001, Frontier Bank opened a loan production office with approximately 3,200 square feet located at 119 Broadway West, Lenoir City, Loudon County, Tennessee with a lease that expires on July 31, 2002. This lease has two successive six-month renewal options. On October 15, 2002, the Lenoir City loan production office was converted into a full service branch.

         Dalton Whitfield Bank's main office opened on September 17, 1999 and is located at 401 South Thornton Avenue, Dalton, Whitfield County, Georgia. The main office contains approximately 16,500 square feet of finished space used for offices, operations and storage, five teller windows, and the Bank lobby. The facility also has a detached drive-thru and a detached facility for mortgage operations. The main office facility is owned by Dalton Whitfield Bank and is in good condition. Also on September 17, 1999, Dalton Whitfield Bank opened a branch facility located at 1237 Cleveland Road, Dalton, Whitfield County, Georgia. This branch is approximately 3,300 square feet and is in good condition. Both the Thornton Avenue and the Cleveland Road branches were acquired by Dalton Whitfield Bank when it purchased selected assets and assumed most of the liabilities of Colonial Bank's three Dalton, Georgia branches. The third branch purchased, an in-store grocery store branch, from Colonial Bank was subsequently closed when the grocery store, Winn-Dixie, closed the grocery store in an large down-sizing effort. On June 4, 2001, Dalton Whitfield Bank opened a branch with approximately 2,400 square feet at 2709 Chattanooga Road, Suite 5, Rocky Face, Whitfield County, Georgia with a lease that expires on September 30, 2005. This lease has a five-year renewal option.

          As of December 31, 2001, First Security and its subsidiaries owned four vacant lots and had an option to purchase one vacant lot. The lots are located at Ringgold, Catoosa County, Georgia; Ooltewah, Hamilton County, Tennessee; Sweetwater, Monroe County, Tennessee; and Loudon, Loudon County, Tennessee. The optioned property is located in Lenoir City, Loudon County, Tennessee. The intent for each of these properties is to build banking facilities, except for the Sweetwater property. The Sweetwater vacant lot was purchased prior to the negotiations and subsequent acquisition of First Central Bank of Monroe County. The Sweetwater vacant lot is currently for sale, as we no longer intend to build on the site.

ITEM 3. LEGAL PROCEEDINGS

         While First Security and our Banks are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against First Security or the Banks that will, individually or in the aggregate, have a material adverse affect on the business or consolidated financial condition of First Security.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of shareholders of First Security, through the solicitation of profits or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  No active public trading market exists for our common stock, and we have no reason to believe that an active trading market will develop in the foreseeable future. There are no present plans for our common stock to be listed or qualified for trading on any stock exchange or with Nasdaq. As of December 31, 2001, there were approximately 857 holders of record of First Security's common stock, and approximately 5,002,644 shares of common stock were issued and outstanding. We file periodic financial and other reports with the Securities and Exchange Commission.

         The last selling price of our common stock based on information available to us was $10.00 per share on February 19, 2002. Our shares are infrequently traded in private transactions, and such trades are not necessarily indicative of the value of such shares. We have not issued any options to purchase our common stock other than to our officers and employees pursuant to the Second Amended and Restated 1999 Long Term Incentive Plan. We expect to propose a second long term incentive plan for approval by our shareholders at our Spring 2002 Annual Meeting.

         One of the chartering conditions placed upon Dalton Whitfield Bank by its regulators, as with all newly chartered banks, is that Dalton Whitfield Bank may not pay dividends within its first three years of operations, which commenced on September 16, 1999, without prior regulatory approval. After the three year restriction has passed, cash dividends on Dalton Whitfield Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which Dalton Whitfield Bank's paid-in capital and retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department of Banking and Finance's current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's loans classified as adverse as to repayment or recovery by the Georgia Department at the most recent regulatory examination of the Bank exceeds 80% of the Bank's equity capital as reflected at such examination.

         Similarly, Frontier Bank is not allowed to pay dividends in its first three years of operations with such operations commencing on June 26, 2000. After the three year restriction has passed, cash dividends on Frontier Bank's common stock may be declared and paid only out of its retained earnings, and net profits may be credited to retained earnings only after the proper deductions have been made for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions as required by the Commissioner of the Tennessee Department of Financial Institutions. Thereafter, Frontier Bank may declare and pay dividends from that account in an amount determined appropriate by its board of directors. Before declaring the dividend, however, the board of directors must deduct any net loss from the undivided profits account and transfer to the Bank's surplus account: (i) the amount, if any, required to raise the surplus to 50% of the capital stock; and (ii) the amount required, if any, but not less than 10% of net profits, to make the paid-in surplus account equal the capital stock account. After these requirements are met, Frontier Bank may declare a dividend if it is adequately reserved against deposits and those reserves will not be impaired by the declaration of the dividend.

         We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, the capital adequacy of First Security and our subsidiaries, opportunities for growth and expansion, our subsidiaries' need for funds, and other relevant factors, including applicable restrictions and governmental policies and regulations.

         Our sources of income, other than investments held by us, and fees paid to us by our subsidiary Banks, are limited to dividends we may receive from Dalton Whitfield Bank or Frontier Bank. Our subsidiaries' ability to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends applicable to Banks, and our need to maintain adequate capital in our Bank subsidiaries and in our holding company.

         In 2001, the Company sold and issued the following unregistered securities:

         1. On February 1, 2001 we granted incentive stock options to purchase an aggregate of 329,290 shares of our common stock at an exercise price of $7.69 ($10.00 on a pre-April 15, 2001 split basis) to our employees under the Second Amended and Restated 1999 Long-Term Incentive Plan. None of these options have been exercised, although 6,706 have been cancelled as of March 11, 2002. In so granting incentive stock options to our employees, we relied upon the exemption under Rule 701 to exempt the transaction from registration under the federal securities laws.

         2. On March 23, 2001 we granted incentive stock options to purchase an aggregate of 31,460 shares of our common stock at an exercise price of $7.69 ($10.00 on a pre-April 15, 2001 split basis) to our employees under the Incentive Plan. None of these options have been exercised, and none have been cancelled. In so granting incentive stock options to our employees, we relied upon the exemption under Rule 701 to exempt the transaction from registration under the federal securities laws.

         3. On April 15, 2001 we issued subordinated mandatory convertible promissory notes for $2.25 million to 9 investors who all represented that they were accredited investors. The principal and interest (6%) on these notes will mandatorily convert into our common stock on October 15, 2001, unless earlier called by us. The per share price for the underlying stock into which the notes will convert was $10.00 per share on a post-split basis. The proceeds from this offering have been invested in the Dalton Whitfield Bank and will be used primarily to support growth opportunities for that bank. In issuing these subordinated mandatory convertible promissory notes to these individuals, we relied upon Rule 506 of Regulation D to exempt the transaction from registration under the federal securities laws.

         4. On July 3, 2001 we granted incentive stock options to purchase an aggregate of 14,700 shares of our common stock at an exercise price of $10.00 to our employees under the Incentive Plan. None of these options have been exercised, and none have been cancelled. In so granting incentive stock options to our employees, we relied upon the exemption under Rule 701 to exempt the transaction from registration under the securities laws.

         5. On August 1, 2001 we granted incentive stock options to purchase an aggregate of 5,500 shares of our common stock at an exercise price of $10.00 to our employees under the Incentive Plan. None of these options have been exercised, and none have been cancelled. In so granting incentive stock options to our employees, we relied upon the exemption under Rule 701 to exempt the transaction from registration under the securities laws.

         No underwriters were involved in the foregoing sales of securities. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. Similar representations of investment intent were obtained and similar legends imposed in connection with any subsequent transfers of such securities. We believe that all recipients had adequate access, through employment or other relationships, to information about us to make an informed investment decision.

ITEM 6. SELECTED FINANCIAL DATA

         The data presented below is derived from the consolidated financial statements of First Security and from Colonial Bank. Dalton Whitfield Bank purchased certain assets and assumed certain liabilities when it acquired Colonial Bank's three Dalton, Georgia branches in September 1999. The financial statements of the three purchased Colonial Bank branches in Dalton, Georgia and of First Security have been audited by Joseph Decosimo and Company, LLP. The financial statements of the purchased Colonial Bank branches and the consolidated financial statements of First Security are included in another part of this Annual Report. You should read the selected consolidated financial data together with these historical financial statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data shown under "Colonial Bank Branches" includes banking operations conducted by Colonial Bank in Dalton, Georgia prior to our acquisition of these three branches in September 1999.

                                                                 SELECTED CONSOLIDATED FINANCIAL DATA
                                                     FIRST SECURITY                             COLONIAL BANK BRANCHES
                                       ------------------------------------------    ---------------------------------------------
                                       FISCAL YEAR   FISCAL YEAR     FOUR MONTHS     EIGHT MONTHS     FISCAL YEAR     FISCAL YEAR
                                          ENDED         ENDED            ENDED          ENDED            ENDED           ENDED
                                       DECEMBER 31,  DECEMBER 31,    DECEMBER 31,     AUGUST 31,      DECEMBER 31,    DECEMBER 31,
                                           2001          2000             1999           1999             1998            1997
                                       ------------  ------------    ------------    ------------     ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                          $ 20,793      $  11,824       $   2,348       $  4,365         $ 7,216         $  8,792
Interest expense                            9,783          5,510             812          1,987           3,363            4,214
                                         --------      ---------       ---------       --------         -------         --------
Net interest income                        11,010          6,314           1,536          2,378           3,853            4,578
Provision for loan losses                   2,496            811              --            280             300              520
                                         --------      ---------       ---------       --------         -------         --------
Net interest income
  after provision                           8,514          5,503           1,536          2,098           3,553            4,058
Noninterest income                          2,743          1,088             176            541             956              882
Noninterest expense                        11,004          7,504           2,542          1,905           3,401            3,454
                                         --------      ---------       ---------       --------         -------         --------
Pretax income (loss)                          253           (913)           (830)           734           1,108            1,486
Income tax expense (benefit)                  235           (347)           (315)           279             421              534
                                         --------      ---------       ---------       --------         -------         --------
Net income (loss)                        $     18      $    (566)      $    (515)      $    455         $   687         $    952
                                         ========      =========       =========       ========         =======         ========
PER COMMON SHARE:
Basic earnings (loss)                    $   0.00      $   (0.14)      $   (0.13)           N/A             N/A              N/A
Diluted earnings (loss)                  $   0.00      $   (0.14)      $   (0.13)           N/A             N/A              N/A
Cash dividends declared                  $     --      $      --       $      --            N/A             N/A              N/A
(Shareholders' Equity (book value)       $   7.85      $    7.45       $    7.55            N/A             N/A              N/A
AT PERIOD END:
Loans                                    $291,043      $ 152,913       $  69,724       $ 61,502         $70,805         $ 67,264
Earning assets                            328,330        177,461          92,843         94,874          78,324           91,883
Total assets                              361,866        199,552         110,511        108,193          94,184          105,988
Deposits                                  293,877        162,514          74,885         91,791          74,826           87,795
Shareholders' equity                       39,265         30,594          31,016         14,046          13,591           12,904
Shares outstanding - basic                  5,003          4,106           4,106            N/A             N/A              N/A
Shares outstanding - diluted                5,003          4,106           4,106            N/A             N/A              N/A
AVERAGE BALANCES:
Loans                                    $221,624      $ 107,483       $  48,439       $ 67,064         $66,917         $ 66,276
Earning assets                            254,739        132,377          80,186         80,944          84,133          103,567
Total assets                              279,377        150,308          96,028        101,161(1)      100,058(1)       120,496(1)
Deposits                                  233,007        114,239          61,673         78,132          79,814          100,491
Shareholders' equity                       33,292         30,754          30,822         13,819(1)       13,248(1)        12,455(1)
Shares outstanding - basic                  4,354          4,106           4,106            N/A             N/A              N/A
Shares outstanding - diluted                4,429          4,106           4,106            N/A             N/A              N/A
KEY RATIOS:
Return on average assets                     0.01%         -0.38%          -0.54%          0.45%           0.69%            0.79%
Return on average shareholders' equity       0.05%         -1.84%          -1.67%          3.29%           5.19%            7.64%
Net interest margin, taxable
equivalent                                   4.32%          4.77%           4.56%          4.41%           4.58%            4.42%
Efficiency ratio(2)                         76.50%        101.40%         148.50%         65.30%          70.70%           63.30%
Dividend payout ratio                        0.00%          0.00%           0.00%           N/A             N/A              N/A
Average equity to average assets            11.92%         15.30%          28.10%         13.70%          13.20%           10.30%
Nonperforming assets to
  total assets(3)                            0.17%          0.06%           0.23%          0.09%           0.79%             N/A
Nonperforming assets to loan
  loss reserve(3)                           15.77%          5.66%          24.12%          7.67%          63.47%             N/A

1 Average computed by adding end of period for current year and prior year and dividing by two.
2 Noninterest Expense divided by the sum of Net Interest Income and Noninterest Income.
3        Colonial Bank did not separately allocate these to the three Dalton
         Branches.

                   PRO FORMA STATEMENT OF OPERATIONS FOR 1999

         The following unaudited pro forma statement of operations for the year ended December 31, 1999 has been derived from the audited financial statements of the three Colonial Bank branches in Dalton, Georgia for the eight months ended August 31, 1999 and the audited financial statements of First Security for the four months ended December 31, 1999. The following unaudited pro forma statement of operations has also been adjusted to give effect to First Security's purchase of Colonial Bank's three Dalton, Georgia branches as if this acquisition had occurred on January 1, 1999. This branch purchase was accounted for using the purchase method of accounting. The pro forma information included in this Annual Report does not purport to represent what First Security's results of operations would actually have been had the branch purchase occurred on January 1, 1999. The pro forma statement of operations should be read in conjunction with the statement of operations of the three purchased Colonial Bank branches for the eight months ended August 31, 1999 and First Security's statement of operations data for the four months ended December 31, 1999, both of which are included elsewhere in this Annual Report and have been audited by Joseph Decosimo and Company, LLP, independent public accountants.

                                            COLONIAL
                                              BANK
                                            BRANCHES    FIRST SECURITY
                                           (8 MONTHS)     (4 MONTHS)    COMBINED   ADJUSTMENTS  PRO FORMA
                                           ----------   --------------  --------   -----------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                              $4,365         $2,348       $6,713       $(315)(1)  $6,398
Interest expense                              1,987            812        2,799         315(1)    2,484
Net interest income                           2,378          1,536        3,914                   3,914
Provision for loan losses                       280              0          280                     280
Net interest income after provision           2,098          1,536        3,634                   3,634
Noninterest income                              541            176          717                     717
Noninterest expense                           1,905          2,542        4,447         319(2)    4,766
Pretax income (loss)                            734           (830)         (96)       (319)       (415)
Income tax expense (benefit)                    279           (315)         (36)       (121)       (157)
                                             ------         ------       ------       -----      ------
Net income (loss)                            $  455         $ (515)      $  (60)      $(198)     $ (258)
                                             ======         ======       ======       =====      ======
PER COMMON SHARE(3)
Basic earnings (loss)                            --          (0.13)          --                   (0.22)(3)
Diluted earning (loss)                           --          (0.13)          --                   (0.22)(3)
Cash dividends declared                          --           0.00           --                     N/A
(Book value)                                     --           7.55           --                     N/A

1 Reflects the elimination of interest income earned by First Security on its deposit with Colonial Bank during the eight month period ended August 31, 1999.

2 Reflects a full year effect of depreciation associated with the write-up of the fair market value of the assets acquired in First Security's purchase of Colonial Bank's three Dalton, Georgia branches and amortization expense related to the goodwill associated with this branch purchase.

3        Based on 1,197,583 weighted average shares outstanding for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and notes included in this Annual Report on Form 10-K. The discussion in the Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K.

         All per share data has been retroactively adjusted for the 13 for 10 stock split in the form of a stock dividend effected on April 15, 2001.

TWELVE MONTHS ENDED DECEMBER 31, 2001

         The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the audited financial statements for the twelve-month periods ended December 31, 2001 and 2000.

OVERVIEW

         As of December 31, 2001, First Security had total consolidated assets of $361.9 million, total loans of $291 million, total deposits of $293.9 million, and shareholders' equity of $39.3 million. In 2001, our net income was $18 thousand while basic and diluted net income per basic and diluted common share was $0.00.

         We are uncertain how the terrorist attacks of September 11, 2001, and the United States' response to those attacks, may affect our business. These attacks resulted in a general economic slowdown, which has recently shown signs of recovery. The economic slowdown may have delayed effects that may adversely affect both our commercial banking and mortgage banking business. Additionally, under the Soldiers' and Sailors' Civil Relief Act of 1940, a borrower who enters military service is afforded various types of relief under their loans and other obligations, including a maximum annual interest rate of 6% during the period of the borrower's active duty. We cannot predict the effect that the Relief Act will have on our loan portfolio.

RESULTS OF OPERATIONS

         First Security reported net income for 2001 of $18 thousand versus a net loss for 2000 of $566 thousand. Pro forma net loss for 1999 was $258 thousand. Basic and diluted net income per share was $0.00 in 2001 on 4,353,580 and 4,543,089 weighted average basic and diluted, respectively, shares outstanding. We had a net loss per common share outstanding of $0.14 in 2000 on 4,106,350 weighted average basic and diluted shares. In 1999, our pro forma net loss per share outstanding was $0.11 per share on 2,434,085 weighted average basic and diluted shares. First Security's improvement from a net loss to net income resulted from growth and the addition of earning assets at Dalton Whitfield Bank and Frontier Bank.

         As a result of the adoption of SFAS 142, the goodwill amortization expense will no longer be incurred after 2001; however, the goodwill will be written down should the carrying value become impaired. Net income per average shares (basic and diluted), without amortization of goodwill (net of tax benefit), for 2001 would have been $0.07; whereas, the net loss per average share in 2000, as well as 1999, would have been $0.07.

         As a result of the adoption of SFAS 142 and our anticipation that our loan portfolio will not grow to the extent that it did in 2000, among other factors, we anticipate that our net income will improve in 2002.

         The following table summarizes the components of income and expense and the changes in those components for the past three years.

                                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------------------
                                             CHANGE                         CHANGE                         CHANGE
                                              FROM                           FROM                 PRO       FROM
                                             PRIOR                           PRIOR               FORMA     PRIOR
                                     2001     YEAR        %       2000       YEAR        %        1999      YEAR         %
                                   -------   ------     -----    -------    -------    ------    ------    -------     ------
                                                                         (IN THOUSANDS)
Interest income                    $20,793   $8,969     75.85%   $11,824    $ 5,426     84.81%   $6,398    $  (818)    -11.30%
Interest expense                     9,783    4,273     77.55%     5,510      3,026    121.82%    2,484       (879)    -26.10%
                                   -------   ------   -------    -------    -------    ------    ------    -------     ------
  Net interest income               11,010    4,696     74.37%     6,314      2,400     61.32%    3,914         61       1.60%
Provision for loan losses            2,496    1,685    207.77%       811        531    189.64%      280        (20)     -6.70%
                                   -------   ------   -------    -------    -------    ------    ------    -------     ------
  Net interest income after
   provision for loan losses         8,514    3,011     54.72%     5,503      1,869     51.43%    3,634         81       2.30%
Noninterest income                   2,743    1,655    152.11%     1,088        371     51.74%      717       (239)    -25.00%
Noninterest expense                 11,004    3,500     46.64%     7,504      2,738     57.45%    4,766      1,365      40.10%
                                   -------   ------   -------    -------    -------    ------    ------    -------     ------
  Income before income taxes           253    1,166   -127.71%      (913)      (498)   120.00%     (415)    (1,523)   -137.50%
Income tax expense (benefit)           235      582   -167.72%      (347)      (190)   121.02%     (157)      (578)   -137.30%
                                   -------   ------   -------    -------    -------    ------    ------    -------     ------
  Net income (loss)                $    18   $  584   -103.18%    $ (566)    $ (308)   119.38%   $ (258)   $  (945)   -137.60%
                                   =======   ======   =======    =======     ======    ======    ======    =======     ======

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

NET INTEREST INCOME

         Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2001, net interest income was $11 million or 74% more than the 2000 level of $6.3 million, which in turn was 61% more than the 1999 level of $3.9 million.

         First Security monitors and evaluates the effects of certain risks on its earnings and seeks balance between the risks assumed and the returns sought. Some of these risks include interest rate risk, credit risk, and liquidity risk.

         The level of net interest income is determined primarily by the average balances (volume) of interest-earning assets and the various rate spreads between our interest-earning assets and our funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest-bearing deposits.

         Interest income in 2001 was $20.8 million, or a 76% increase over the 2000 level of $11.8 million. Pro forma interest income for 1999 was $6.4 million. The increase from 2000 to 2001 was due to the increase in the volume of earning assets. The increase from 1999 to 2000 was due to the increase in volume, as well as increases in rates. From 2000 to 2001, average earning assets increased by $122.4 million, or 92%, to $254.7 million. Our earning assets increased primarily due to the branching and deposit gathering activities of Frontier Bank. Frontier Bank opened for business on June 26, 2000. As of December 31, 2001, Frontier Bank had eight full service branches (including its home office) and one loan production office. The deposits raised through the branches were used to fund or acquire earning assets. These additional earning assets have enabled First Security to earn more interest income. The yield on earning assets decreased in 2001 to 8.16% from 8.93% in 2000 (or 77 basis points). The decrease in yield was due to the Federal Reserve decreasing the federal funds rate and the discount rate 11 times in 2001, which caused reductions in the prime-lending rate. The effect on earnings of rate decreases was partially offset by increases in volume of our average earnings assets. The yield on average earning assets increased by 69 basis points from 1999 to 2000 due to Federal Reserve rate increases in 2000 over the 1999 interest rate levels. For 2002, we anticipate that interest rates on earning assets will stabilize or perhaps increase slightly.

          Total interest expense was $9.8 million for the year ended 2001 versus $5.5 million in the preceding year, or 78% higher. As with the interest income, interest expense increased principally due to the increase in the volume of interest bearing liabilities. Average interest-bearing liabilities increased from $100.9 million to $205.7 million from 2000 to 2001. In 1999, average interest bearing liabilities were $56.5 million. As before, the increase in 2001 is due to our branching efforts and our subsidiaries' market penetration. The average rate paid on average interest-bearing liabilities decreased from 5.56% in 2000 to 4.75% (81 basis points) in 2001 and 4.40% in 1999. The rate decrease in 2001 resulted from the previously discussed Federal Reserve policy changes in 2001. For 2002, we anticipate slight increases in our core deposits; furthermore, we believe that the average interest rates on interest-bearing liabilities will stabilize or increase slightly, absent any competitive pricing pressures.

         The banking industry uses two key ratios to measure relative profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing noninterest-bearing deposits in earning assets.

         First Security's net interest rate spread was 3.41% in 2001, 3.47% in 2000 and 3.84% in 1999, while the net interest margin (on a tax equivalent basis) was 4.32% in 2001, 4.77% in 2000 and 4.87% in 1999. The 45 basis point decrease in net interest margin from 2000 to 2001 resulted from the following:
(i) interest bearing sources of funding comprised a larger percentage of overall funding in 2001 than in 2000, and (ii) the Federal Reserve rate decreases. Average interest bearing liabilities as a percentage of average earning assets was 81% in 2001, an increase from 77% in 2000.

         On December 19, 2000, the Federal Reserve indicated that the U.S. economy was showing signs of weakness. Soon thereafter, the Federal Reserve began an initiative to stimulate economic growth through rate cuts. The table below indicates the rate changes imposed by the Federal Reserve, as well as the simultaneous decreases in the prime-lending rate. On August 21, 2001, the Federal Reserve cut rates by 25 basis points as indicated on the table. The terrorist attacks of September 11, 2001 on New York City and Washington, D.C. resulted in the Federal Reserve making more drastic cuts. After the attack, the stock markets in the United States closed until Monday, September 17, 2001, on which date the Federal Reserve instituted a 50 basis point interest rate cut. At its next two regularly scheduled meetings, the Federal Reserve cut interest rates an additional 50 basis points at each meeting (i.e. a total of 100 basis points or 1%), and an additional 25 basis point cut at the regularly scheduled December 2001 meeting.

          Historical Change in Monetary Policy and Yield Curve Reaction

                  FOMC
              Announcement      Federal Funds      Prime Lending
                  Date               Rate              Rate
          ----------------------------------------------------------
             Start of 2000          5.50%              8.50%
                02/02/00            5.75%              8.75%
                03/21/00            6.00%              9.00%
                05/16/00            6.50%              9.50%
                01/03/01            6.00%              9.00%
                01/31/01            5.50%              8.50%
                03/20/01            5.00%              8.00%
                04/18/01            4.50%              7.50%
                05/15/01            4.00%              7.00%
                06/27/01            3.75%              6.75%
                08/21/01            3.50%              6.50%
                09/17/01            3.00%              6.00%
                10/02/01            2.50%              5.50%
                11/06/01            2.00%              5.00%
                12/11/01            1.75%              4.75%

         Since year-end 2001, economic indicators have shown positive signs that an economic recovery is in process. As a result, we anticipate that the Federal Reserve may increase interest rates in 2002. However, based on the federal funds futures, and based on Federal Reserve Chairman Alan Greenspan's recent comments, we believe interest rate increases will likely be small and infrequent. Due to the fact that our assets reprice faster than our liabilities, we feel that our net interest margin, excluding competitive pricing pressures, will increase in first half of 2002 because (i) our six-month and longer certificates of deposit will continue to reprice at the current low rates and (ii) our loan demand remains strong and therefore we may price our loan rates higher and be selective about which loans we make.

          AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
                           FULLY TAX-EQUIVALENT BASIS

         The following tables show the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by our subsidiaries on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

                                                                             For the Years Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                           2001                         2000                          1999
                                             ---------------------------   ---------------------------   --------------------------
                                              Average    Income/  Yield/    Average    Income/  Yield/   Average    Income/  Yield/
                                              Balance    Expense   Rate     Balance    Expense   Rate    Balance    Expense   Rate
                                             --------    -------  ------   --------    -------  ------   -------    -------  ------
                                                                                   (In thousands)
ASSETS

Earning assets:
Loans, net of unearned income                $221,624    $18,886   8.52%   $107,483    $10,219   9.51%   $60,856     $5,281   8.68%
Investment securities                          27,079      1,635   6.04%     16,188      1,125   6.95%     4,799        314   6.54%
Other earning assets                            6,036        272   4.51%      8,706        480   5.51%     8,209        803   5.49%
                                             --------    -------   ----    --------    -------   ----    -------     ------   ----
  Total earning assets                        254,739     20,793   8.16%    132,377     11,824   8.93%    73,864      6,398   8.24%
Allowance for loan losses                      (2,818)                       (1,328)                      (1,167)
Intangible asset                                6,437                         6,340                        1,784
Cash & due from banks                          10,598                         5,279                        4,722
Premises & equipment                            8,321                         6,351                        3,515
Other assets                                    2,100                         1,289                          881
                                             --------                      --------                      -------
   Total assets                              $279,377                      $150,308                      $83,600
                                             ========                      ========                      =======

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest bearing liabilities:
NOW accounts                                 $ 17,469        305    1.75%  $ 11,963        231   1.93%  $ 10,228        248   2.42%
Money market accounts                          31,805      1,114    3.50%     9,219        413   4.48%     5,435        137   2.52%
Savings deposits                                7,485        189    2.53%     6,474        169   2.61%     3,548         80   2.26%
Time deposits < $100                           86,854      4,934    5.68%    46,861      3,003   6.41%    27,407      1,526   5.57%
Time deposits > $100                           51,106      2,852    5.58%    22,138      1,471   6.64%     7,425        400   5.39%
Federal funds purchased                         2,511         73    2.91%     1,352         83   6.14%        --         --     --%
Repurchase agreements                           7,265        246    3.39%     2,722        126   4.63%     2,448         93   3.80%
Other borrowings                                1,252         70    5.59%       213         14   6.57%       --          --   0.00%
                                             --------    -------    ----   --------    -------   ----    -------     ------   ----
  Total interest bearing liabilities          205,747      9,783    4.75%   100,942      5,510   5.46%    56,491      2,484   4.40%
                                                         -------    ----               -------   ----                ------   ----
Net interest spread                                      $11,010    3.41%              $ 6,314   3.47%               $3,914   3.84%
                                                         =======                       =======                       ======
Noninterest bearing demand deposits            38,288                        17,584                       11,775
Accrued expenses and other liabilities          2,050                         1,028                          968
Shareholders' equity                           33,025                        30,821                       14,383
  Unrealized gain/loss on securities              267                           (67)                         (17)
                                             --------                      --------                      -------
   Total liabilities and
shareholders' equity                         $279,377                      $150,308                      $83,600
                                             ========                      ========                      =======

Impact of noninterest bearing
  sources and other changes in
  balance sheet composition                                        0.91%                         1.30%                        1.03%
Net interest margin                                                4.32%                         4.77%                        4.87%

         CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                                       2001 Compared to 2000                   2000 Compared to 1999
                                                        Increase (Decrease)                     Increase (Decrease)
                                                  In Interest Income and Expense           In Interest Income and Expense
                                                        Due to Changes in:                       Due to Changes in:
                                                  -------------------------------     -----------------------------------------
                                                  Volume        Rate       Total       Volume    Rate     Adjustments*    Total
                                                  -------------------------------     -----------------------------------------
Earning assets:
  Loans, net of unearned income                   $ 9,727     $(1,060)    $ 8,667     $ 4,433    $ 505                   $4,938
  Investment securities                               658        (148)        510         791       20                      811
  Other earning assets                               (120)        (88)       (208)         27     (350)        315           (8)
                                                  -------     -------     -------     -------    -----        ----       ------
    Total earning assets                           10,265      (1,296)      8,969       5,252      174         315        5,741

Interest bearing liabilities:
  NOW accounts                                         96         (22)         74          33      (50)                     (17)
  Money market accounts                               791         (90)        701         170      106                      276
  Savings deposits                                     26          (6)         20          76       13                       89
  Time deposits < $100                              2,272        (341)      1,931       1,247      230                    1,477
  Time deposits > $100                              1,617        (236)      1,381         978       93                    1,071
  Federal funds purchased                              34         (44)        (10)         83       --                       83
  Repurchase agreements                               154         (34)        120          13       20                       33
  Other borrowings                                     58          (2)         56          14       --                       14
                                                  -------     -------     -------     -------    -----        ----       ------
    Total interest bearing liabilities              5,048        (775)      4,273       2,613      413                    3,026
                                                  -------     -------     -------     -------    -----        ----       ------
Increase (decrease) in net interest income        $ 5,217     $  (521)    $ 4,696     $ 2,639    $(239)       $315       $2,715
                                                  =======     =======     =======     =======    =====        ====       ======

* Adjustment between First Security and the three Dalton, Georgia Colonial Bank branches for interest earned on deposit for 8 months ended August 31, 2000.

PROVISION FOR LOAN LOSSES

         The provision for loan losses charged to operations during 2001 was $2.5 million compared to $811 thousand in 2000 and $280 thousand in 1999 on a pro forma basis. Net charge-offs increased from $20 thousand in 2000 to $613 thousand in 2001. Likewise, net charge-offs as a percentage of average loans increased from 0.02% for 2000 to 0.28% for 2001, which is above our subsidiaries' blended peer group average of 0.24%.

         The 2001 provision was more than the 2000 provision due to our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth, the increase in past due loans, as well as general economic conditions. The loan portfolio increased by $138.1 million from year-end 2000 to year-end 2001, compared to an increase of $83.2 million from year-end 1999 to year-end 2000.

         Assuming that the quality of our assets does not deteriorate (see "Nonperforming Assets"), we anticipate that during 2002 our provision expense for loan losses will decrease because we do not anticipate that our loan portfolio will grow at the pace that it grew in 2001. As a result, we believe that our net income may improve.

         The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We periodically analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also, on at least a quarterly basis, consider such factors as:

-        our Banks' loan loss experience;

-        the amount of past due and nonperforming loans;

-        specific known risks;

-        the status and amount of past due and nonperforming assets;

-        underlying estimated values of collateral securing loans;

-        current economic conditions; and

-        other factors which we believe affect potential credit losses.

         An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our Banks and presented to their respective boards of directors on a regular basis. In addition, we have engaged an outside loan review consultant to perform, on an annual basis, an independent review of the quality of the loan portfolio and adequacy of the allowance.

         The Banks' allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, federal and/or state regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

         As of December 31, 2001, Frontier Bank's allowance for loan losses was $2.1 million, or 1.25% of the year-end loans outstanding at Frontier Bank. Frontier Bank's peer group, as defined by the Federal Financial Institutions Examination Council's December 31, 2001 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with 3 or more banking offices located in a metropolitan area. This peer group, which includes 841 banks, had a ratio of the allowance for loan losses divided by total loans of 1.24% as of December 31, 2001, or 1 basis point less than Frontier Bank. Upon attaining the charter for Frontier Bank in 2000, the Tennessee Department of Financial Institutions imposed a three-year charter condition that "at all times during the first three (3) years of operation, the Bank shall maintain a minimum allowance for loan losses ratio of 1.25 percent of total loans." We believe that this requirement has resulted in an allowance of $644 thousand more as of December 31, 2001 than our methodology and assessments would indicate. Using our methodology, which incorporates the aforementioned consideration factors, we believe that as of December 31, 2001 an adequate allowance for loan losses is approximately $1.5 million, or 0.87%. Frontier Bank's methodology for concluding this adequacy level at December 31, 2001, is as follows:

- Special mention loans were reserved at 2% of the loan balance. Our loan policy states that special mention loans shall be reserved between 1% and 5% depending on the consideration factors listed above. Special mention loans are loans that must be followed closely because of identified weaknesses, which if not checked and corrected, could result in an unacceptable increase in credit risk. As of December 31, 2001, Frontier Bank had $5.4 million of special mention loans. These loans may be characterized by:

         Loans to Businesses:

-        Downward trend in sales, profit levels and margins
-        Impaired working capital position compared to industry
-        Cash flow strained in order to meet debt repayment schedule
-        Technical defaults due to noncompliance with financial covenants
-        Recurring trade payable slowness
- High leverage compared to industry average with shrinking equity cushion
-        Management abilities are questionable
-        Weak industry conditions
- Inadequate or outdated financial statements; if audited, adverse opinion may be issued

         Loans to Businesses or Individuals:

-        Loan delinquencies and overdrafts may occur
-        Original source of repayment questionable
-        Documentation deficiencies may not be easily correctable

-        Loan may need to be restructured
-        Collateral/Guarantor offers adequate protection
-        Unsecured debt to tangible net worth is excessive

- Substandard loans were reserved at 15% of the loan balance. Our loan policy states that substandard loans shall be reserved between 10% and 20% depending on the consideration factors listed above. Substandard loans are loans that reflect significant deficiencies due to severely adverse trends of a financial, economic, or managerial nature. As of December 31, 2001, Frontier Bank had $160 thousand of substandard loans. For these loans, a protracted work-out is likely due to the following factors, in addition to those listed for Special Mention loans:

         Loans to Businesses:

-        Sustained losses which have severely eroded equity and cash flows
-        Concentration in liquid assets
-        Serious management problems or internal fraud
- Chronic trade payable slowness; may be placed on COD or collection by trade creditor
-        Inability to access other funding sources
- Financial statements with adverse opinion or disclaimer; may be received late

         Loans to Businesses or Individuals:

-        Chronic or severe delinquency
- Original repayment terms liberalized due to inability to meet original terms
-        Frequent overdrafts
-        Likelihood of bankruptcy exists
-        Serious documentation deficiencies
-        Reliance on secondary sources of repayment
-        Demand letter may have been sent
-        Litigation may have been filed against the borrower
-        Interest non-accrual may be warranted
- Collateral/Guarantor may offer inadequate protection; possibility of loss exists

- Doubtful loans were reserved at 50% of the loan balance. Our loan policy states that doubtful loans shall be reserved between 40% and 60% depending on the consideration factors listed above. Doubtful loans are loans where the probability of loss of principal and/or interest is high. Positive and vigorous action is required to minimize such loss. Doubtful loans must be placed on non-accrual, and the principal balance charged down to estimated collectable value, or a full or partial reserve must be allocated. As of December 31, 2001, Frontier Bank had $19 thousand of doubtful loans. In addition to the characteristics listed for substandard loans, the following characteristics apply:

         Loans to Businesses:

-        Normal operations are severely diminished or have ceased
-        Seriously impaired cash flow
-        Numerous exceptions to loan agreement
- Outside accountant questions entity's survivability as a "going concern"
-        Financial statements may be received late if at all
-        Material judgments filed

         Loans to Businesses or Individuals:

-        Original repayment terms materially altered
-        Secondary source of repayment is inadequate
- Asset liquidation may be in process with all efforts directed at debt retirement
-        Documentation deficiencies not correctable

- Loss loans would have been reserved at 100% of the loan balance. Our loan policy states that loss loans shall be reserved at 100%. Loss loans are loans of such limited value that they do not merit continuance as an acceptable asset, and therefore must be charged off in full in the quarter this grade is assigned. As of December 31, 2001, Frontier Bank did not have any loss loans.

- Loans secured by segregated deposits held by Frontier Bank are not required to maintain an allowance reserve.

- All remaining loans, which are not secured by deposits and are not graded as special mention, substandard, doubtful, or loss, were reserved at 0.8% of the loan balance. This rate was developed using the factors first discussed above.

         As of December 31, 2001, Dalton Whitfield Bank's allowance for loan losses was $1.7 million, or 1.40% of the year-end loans outstanding at Dalton Whitfield Bank. Dalton Whitfield Bank's peer group, as defined by the Federal Financial Institutions Examination Council's December 31, 2001 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with 3 or more banking offices located in a non-metropolitan area. This peer group, which includes 885 banks, had a ratio of the allowance for loan losses divided by total loans of 1.29% as of December 31, 2001, or 11 basis point less than Dalton Whitfield Bank. Our policy methodology for concluding this adequacy level at December 31, 2001, is similar to Frontier Bank's and is as follows:

- Special mention loans were reserved at 2% of the loan balance. As of December 31, 2001, Dalton Whitfield Bank had $186 thousand of special mention loans.

- Substandard loans were reserved at a weighted average rate of 17.2% of the loan balances. Our loan policy states that substandard loans shall be reserved between 10% and 20% depending on the consideration factors listed above. As of December 31, 2001, Dalton Whitfield Bank had $2.6 million of substandard loans.

- Doubtful loans would have been reserved between 40% and 60% of the loan balance. As of December 31, 2001, Dalton Whitfield Bank did not have any doubtful loans.

- Loss loans would have been reserved at 100% of the loan balance. As of December 31, 2001, Dalton Whitfield Bank did not have any loss loans.

- Loans secured by segregated deposits held by Dalton Whitfield Bank are not required to maintain an allowance reserve.

- All remaining loans, which are not secured by deposits and are not graded as special mention, substandard, doubtful, or loss, were reserved at rates greater than the 0.8% at Frontier Bank. Commercial loans in this category were reserved at 1.25% and the remaining loans were reserved at 1%. We used higher rates at Dalton Whitfield Bank due to the Dalton, Georgia economy being closely tied to the carpet industry. Although Dalton's economy is increasing diversified, it is still commonly known as the "Carpet Capital of the World."

         While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. For further information on First Security's allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Asset Quality."

NONINTEREST INCOME

         Total noninterest income for 2001 was $2.7 million, compared to $1.1 million in 2000 and $717 thousand in 1999. The following table presents the components of noninterest income for 2001, 2000, and 1999. We believe that noninterest income will improve moderately during 2002.

                               NONINTEREST INCOME

                                                              For the Years ended December 31,
                                           -----------------------------------------------------------------------
                                                            Percent                        Percent      Pro Forma
                                             2001            Change          2000           Change        1999
                                           ------------------------------------------------------------------------
                                                                        (In thousands)
NSF Fees                                   $  974             93.3%        $  504            56.2%       $  305

Service charges on deposit accounts           407             70.9%           238           -19.3%          295
Mortgage loan and related fees                983            719.2%           120          3900.0%            3
Other income                                  377             66.9%           226            98.2%          114
                                           ------           ------         ------          ------       -------
  Total noninterest income                 $2,741            151.9%        $1,088            51.7%      $   717
                                           ======           ======         ======          ======       =======

         The primary source of noninterest income for First Security is service charges and fees on deposit accounts held by Dalton Whitfield Bank and Frontier Bank. Total service charges, including non-sufficient funds fees, were $1.4 million, or 50% of total noninterest income for 2001, compared with $742 thousand, or 68% of total noninterest income for 2000 and $600 thousand, or 84% of total noninterest income for 1999. The growth of deposit service charge and fee revenue for 2001 over 2000 and for 2000 over 1999 was directly related to the increase in the number of deposit accounts from year to year. As of year-end 1999, we had 6,608 transaction and savings accounts. At year-end 2000, the number of these accounts increased to 9,624 and at year-end 2001 the number of accounts was 14,122. We anticipate that the number of these type accounts to continue to increase in 2002; as of February 28, 2002, there were 14,713 accounts.

         Mortgage loan and related fees for 2001 were $983 thousand, compared to the 2000 level of $120 thousand and the 1999 level of $3 thousand. The increase is due to the fact that First Security began this operation at the very end of 1999, while 2000 and 2001 reflect full years of mortgage loan operations. There are two reasons for the significant increase in mortgage loan fees from 2000 to 2001: (1) Dalton Whitfield Bank expanded its mortgage operation in August 2001; and (2) the 2001 declining interest rate environment provided lower rates for fixed rate residential 15- and 30-year loan products. Assuming 15- and 30-year mortgage interest rates remain stable, we anticipate that our mortgage loan fee income may remain near the current level. We feel that refinancing activity may slow from the 2001 level, however we believe that Dalton Whitfield Bank's expanded operation will have a full year of volume to compensate for possible reduced refinancing activities. Substantially all of the mortgage loan and related fees recorded during 2001 were received as the result of originating approximately $74.1 million of residential mortgages that were subsequently sold into the secondary market; in 2000, we originated and sold approximately $8.7 million of residential mortgages. These loans were all sold with the right to service the loans (the servicing asset) released to the purchaser for a fee.

NONINTEREST EXPENSE

         Total noninterest expense for 2001 was $11.0 million, compared with $7.5 million in 2000 and $4.4 million in 1999. Noninterest expense for 2000 includes $750 thousand of charges related to the acquisition of First Central Bank of Sweetwater, Tennessee, primarily for employee salaries and professional fees. Unless indicated otherwise in the discussion below, we anticipate moderate increases in noninterest expense for 2002. The following table represents the components of noninterest expense for the years ended December 31, 2001, 2000, and 1999.

                                                             For the Years ended December 31,
                                     -----------------------------------------------------------------------
                                                       Percent                   Percent         Pro Forma
                                           2001        Change      2000          Change             1999
                                     -----------------------------------------------------------------------
                                                                (In thousands)
Salaries & benefits                    $ 5,993         51.30%       $3,961         88.98%        $2,096
Occupancy expense                          939         74.86%          537        141.89%           222
Furniture and equipment                    795         62.91%          488         90.63%           256
Advertising                                282         80.77%          156         35.65%           115
Amortization expense - Goodwill            481          8.58%          443         16.89%           379
Professional fees                          418        -14.87%          491        -19.51%           610
Data processing                            587         84.59%          318        312.99%            77
Telephone                                  220         50.68%          146         48.98%            98
Printing & supplies                        296         69.14%          175        143.06%            72
Management fees                             --            --%           --       -100.00%           161
Allocated overhead                          --            --%           --       -100.00%           264
Other expense                              993         25.86%          789         89.66%           416
                                       -------         -----        ------         -----         ------
  Total Noninterest Expense            $11,004         46.64%       $7,504         57.45%        $4,766
                                       =======         =====        ======         =====         ======

         Total salaries and benefits for 2001 increased by 51% over the 2000 level. Most of the increase in salaries and benefits is related to staff additions for our branch openings. As of December 31, 2001, we had 12 full service banking offices and one loan production office open with 139 full time equivalent employees. As of December 31, 2000, we had seven full service banking offices and one other loan production office open with 101 full time equivalent employees; and, as of December 31, 1999, we had three full service offices and one loan production office open with 61 employees. The increase in salaries and benefits from 1999 to 2000 was due to two reasons: (i) staff additions to support Frontier Bank's opening, which included the headquarters and four branch offices; and (ii) 1999 Pro Forma totals include First Security staff for a partial year and the branch staff for the three Dalton, Georgia Colonial Bank branches for a partial year (First Security's partial year includes support for Dalton Whitfield Bank's pre-opening staff, First Security's staff, and Frontier Bank's pre-opening staff).

         Total occupancy expense for 2001 increased by 74.9% compared with 2000, which was 141.9% more than 1999. This increase is due to the opening of banking offices during 2001 and 2000. Frontier Bank leases six of its banking facilities and it leases the land for one of its branches; and, Dalton Whitfield Bank leases one of its banking facilities - see "Property." As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely and due to favorable market conditions and lease terms, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

         Similar to occupancy expense, furniture and equipment expense increased in 2001 due to our branching efforts. From 1999 to 2000, furniture and equipment expense increased due to the opening of Frontier Bank and its branch offices.

         Advertising increased in 2001 due to our branching efforts. The increase in 2000 from 1999 was due to the opening of Frontier Bank.

         Goodwill amortization expense increased in 2001 over 2000, as well as 2000 over 1999, due to the goodwill created by the acquisition of First Central Bank of Monroe County, Sweetwater, Tennessee. The goodwill associated with this acquisition was $973 thousand and began amortizing in July 2000 (i.e. there was half of a year of amortization in 2000 and a full year in 2001). Goodwill amortization expense in 1999 was related only to our acquisition of certain assets and liabilities from the Dalton,

Georgia branches of Colonial Bank. Goodwill created by this branch acquisition was $6.2 million. Goodwill amortization expense will no longer be incurred after 2001 as a result of the adoption of SFAS 142; however, the goodwill will be written down should the carrying value become impaired.

         Professional fees in 2001 decreased approximately 15% from the 2000 level. Professional fees in 2000 included approximately $160 thousand related to the acquisition of First Central Bank of Monroe County. Excluding the acquisition fees in 2000, professional fees increased by approximately $87 thousand in 2001 over 2000. The increase was due to outsourcing internal audit (a full year cycle in 2001, as opposed to a partial year cycle in 2000), loan review, compliance, and electronic data processing audit. Other fees for 2001 and 2000 included professional services such as external audit, legal services, business consultation, and information technology network configuration/maintenance. During 1999, professional fees were $610 thousand of which approximately $335 thousand were related to the Colonial Bank branch acquisition and approximately $107 thousand were related to the formation of First Security. As with 2001 and 2000, the remaining fees for 1999 were for various other professional services.

         Data processing increased by $269 thousand, or 85%, from 2000 to 2001 due to: (i) our growth in assets and deposits and the corresponding increase in transaction volume; and (ii) Frontier Bank opened in June 2000 and therefore processed data for half of a year as opposed to a full year in 2001. Our Banks entered into three-year contracts with the Intercept Group (formerly Advanced Computer Enterprises). The monthly fees associated with these contracts are based materially on transaction volume. Therefore, as First Security grows, we believe that data processing costs will increase correspondingly. The increase in the 2000 data processing expense over 1999 is due to: (i) Dalton Whitfield Bank being open for the last four months of 1999 as opposed to a full year in 2000; and (ii) Frontier Bank was open for half a year in 2000.

         Telephone expense, as well as printing and supplies expense, increased in 2001 as a result of our branching efforts, and they increased in 2000 over 1999 due to the opening of Frontier Bank.

         Management fees and allocated overhead expenses were an expense classification used between Colonial Bank and its three Dalton, Georgia branches.

INCOME TAXES

         First Security booked an income tax expense of $235 thousand in 2001, compared with a benefit of $347 thousand in 2000, and a pro forma benefit of $157 thousand in 1999. First Security's effective tax rate for 2001, 2000, and 1999 were 43%, 38% and 38%, respectively. In addition, in 2001 we incurred approximately $125 thousand of additional tax expense as a result of a prior period under accrual. As of December 31, 2001, First Security's net deferred tax asset was $557 thousand.

STATEMENT OF FINANCIAL CONDITION

         First Security's consolidated assets increased 81.3% from year-end 2000 to year-end 2001, and 80.6% from year-end 1999 to year-end 2000. Asset growth is directly related to deposit growth and the funds available to First Security for investment. During 2001 and 2000, management successfully expanded our market share in Dalton, Georgia, as well as Chattanooga, Sweetwater, Athens, and Lenoir City, Tennessee. We accomplished our expansion through relationship banking and our branching efforts. In 2001, we opened the following facilities:

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

                         1409 Cowart Street
                         Chattanooga, Tennessee
                         Full Service Branch of Frontier Bank
                         Opened October 22, 2001

         First Security continues to actively pursue acquisitions and will continue to seek means to enhance our core deposit market share through further branching to the extent our capital will enable us to grow.

LOANS

         Our loan demand has been strong. Total loans increased 90% from year-end 2000 to year-end 2001, and 119% from year-end 1999 to year-end 2000. The increase in loans in 2001 is attributable to: (i) our experienced senior management lending team, (ii) our branching efforts, and (iii) the decline in interest rates (during 2001, the prime-lending rate decreased from 9.5% to 4.75%). The increase in loans from 1999 to 2000 was due to the opening of Frontier Bank and the loan demand generated by our lending team. In 1999 we opened Dalton Whitfield Bank. As part of our 1999 acquisition of the three Colonial Bank branches in Dalton, Georgia we negotiated a purchase option with regard to the loans originating from these three branches. As a result, loans acquired in our acquisition of these three branches were approximately $45 million. From September 16, 1999, the branch acquisition consummation date, to December 31, 1999, total loans increased from $24.7 million to $69.7 million. This increase was due to the loan demand that followed our lending team. We believe that general loan growth will remain strong, however, not at the same level that we experienced during 2001. Funding of future loan growth will be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth will be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity. The following table presents a summary of the loan portfolio by category for the last three years.

                                LOANS OUTSTANDING


                                                                 As of December 31,
                                        --------------------------------------------------------------------
                                          2001          % Change        2000           % Change        1999
                                        --------------------------------------------------------------------
                                                                   (In thousands)

Commercial                              $ 97,625         69.8%         $57,501         140.4%        $23,914
Real estate - construction                18,923        205.2%           6,201         195.0%          2,102
Real estate - mortgage                   114,756         99.2%          57,595          76.3%         32,673
Installment loans to individuals          59,593         90.6%          31,268         197.2%         10,522
Other                                        146        -58.0%             348         -32.2%            513
                                        --------         ----          -------         -----         -------
  Total loans                           $291,043         90.3%        $152,913         119.3%        $69,724
                                        ========         ====         ========         =====         =======

         Substantially all of First Security's loans are to customers located in Georgia and Tennessee, in the immediate markets of Dalton Whitfield Bank and Frontier Bank. Other than a carpet industry concentration in Dalton, Georgia (as of December 31, 2001, loans related to the carpet industry were approximately $14.2 million), we believe that First Security is not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

                            LOANS BY COLLATERAL TYPE


                                                                                    As of December 31,
                                             -------------------------------------------------------------------------------------
                                                                Percent                      Percent                      Percent
                                                    2001        of Loans       2000          of Loans         1999       of Loans
                                             -------------------------------------------------------------------------------------
                                                                        (In thousands)
Secured by real estate:
  Construction and land development              $ 18,923          6.5%        $  6,201          4.1%        $ 2,102          3.0%
  Farmland                                          1,861          0.6%           1,044          0.7%             66          0.1%
  Home equity lines of credit                      23,318          8.0%          11,548          7.6%          2,891          4.1%
  Residential first liens                          34,757         11.9%          13,477          8.8%          5,289          7.6%
  Residential Jr. liens                             2,425          0.8%           3,798          2.5%          4,763          6.8%
  Multi-family residential                          6,368          2.2%           2,101          1.4%            306          0.4%
  Non-farm and on-residential                      46,027         15.8%          25,627         16.8%         19,358         27.8%
                                                 --------          ---         --------          ---         -------          ---
   Total real-estate                              133,679         45.9%          63,796         41.7%         34,775         49.9%

Other Loans:
  Commercial and industrial                        97,238         33.4%          56,919         37.2%         23,716         34.0%
  Agricultural production                             387          0.1%             582          0.4%            198          0.3%
  Credit cards and other revolving credit             364          0.1%             129          0.1%             --          0.0%
  Consumer installment loans                       59,229         20.4%          31,139         20.4%         10,522         15.1%
  Other                                               146          0.1%             348          0.2%            513          0.7%
                                                 --------          ---         --------          ---         -------          ---
   Total Other Loans                              157,364         54.1%          89,117         58.3%         34,949         50.1%
                                                 --------          ---         --------          ---         -------          ---
   Total Loans                                   $291,043        100.0%        $152,913        100.0%        $69,724        100.0%
                                                 ========        =====         ========        =====         =======        =====



         The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2001. First Security's loan policy does not permit automatic roll-over of matured loans.

                                LOANS BY MATURITY



                                                                 As of December 31, 2001
                                   ------------------------------------------------------------------------------------------
                                                       Over three        One year   Three years
                                        Less than        months to          to            to        Over five
                                      three months     Twelve months    three years   Five years      years            Total
                                   ------------------------------------------------------------------------------------------

Closed end 1-4 family residential        $ 10,689        $ 4,275        $ 9,768        $ 9,887        $   138        $ 34,757
All other loans                            95,675         45,668         40,812         52,873         21,258         256,286
                                       ----------      ---------        -------        -------        -------        --------
Total                                    $106,364        $49,943        $50,580        $62,760        $21,396        $291,043
                                       ==========      =========        =======        =======        =======        ========

ASSET QUALITY

         We consider our subsidiaries' asset quality to be of primary importance. The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The loan portfolio is analyzed monthly to identify potential problems. This analysis is undertaken in conjunction with the establishment of First Security's allowance for loan losses to provide a basis for determining the adequacy of its loan loss reserves to absorb losses that we estimate might be experienced. In addition to such analyses of existing loans, management considers the Banks' historical loan losses, past due and non-performing loans, current economic conditions, underlying collateral values securing loans, and other factors which may affect probable loan losses. Furthermore, as the Banks' loan staff continues to increase the loan portfolio through new loan accounts, such new loans have limited historical loss experience on which to base a specific reserve. First Security's methodology for determining the adequacy of the allowance for loan losses is explained in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses."

         The following table presents a summary of changes in the allowance for loan losses for the past three years. In 2001 we experienced more loan charge-offs than we did in 2000. Our net charge-offs as a percentage of average loans was 0.28%, or 4 basis points more than our subsidiaries' blended peer group average of 0.24%. Of our 2001 loan charge-offs, one loan charge-off was $350 thousand, or 56% of total charge-offs. The table includes the charge-off and recovery experience for Colonial Bank's three Dalton, Georgia branches in the first eight months of 1999. As part of our acquisition of the Colonial branches, First Security had a loan purchase option, whereby Dalton Whitfield Bank did not purchase the loans that it deemed to be potentially bad credits at that time. For this reason, net charge-offs as a percentage of average loans remained low for First Security for the last four months in 1999 and the year of 2000.

                ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                                                                       Colonial
                                                                   First Security                      Branches
                                                     -------------------------------------------------------------
                                                                                     Four Months      Eight Months
                                                     Year Ended       Year Ended        Ended            Ended
                                                     December 31,     December 31,   December 31,      August 31,
                                                       2001              2000            1999             1999
                                                     ------------    -------------   ------------     ------------
                                                                            (In thousands)
Allowance for loan losses -
  Beginning of period                                $  1,942         $  1,057         $    --         $ 1,177
  Provision for loan losses                             2,496              811              --             280
  Additions due to business
    combination                                            --               94           1,088              --
                                                     --------         --------         -------         -------
   Total                                                4,438            1,962           1,088           1,457
  Amounts charged off:
   Commercial                                             381               --              --              11
   Real estate - construction                              51               --              --              --
   Real estate - residential mortgage                      --               --              --             171
   Consumer                                               190               24              31              52
                                                     --------         --------         -------         -------
    Total loans charged off                               622               24              31             234
                                                     --------         --------         -------         -------
  Recoveries of charged-off loans
   Commercial                                               4               --              --             219
   Real estate - construction                              --               --              --              --
   Real estate - residential mortgage                      --               --              --               2
   Consumer                                                 5                4              --               2
                                                     --------         --------         -------         -------
    Total recoveries                                        9                4              --             223
                                                     --------         --------         -------         -------
   Net charge-offs                                        613               20              31              11
                                                     --------         --------         -------         -------
Allowance for loan losses - end of
  period                                             $  3,825         $  1,942         $ 1,057         $ 1,446
                                                     ========         ========         =======         =======
Total loans - end of period                          $291,043         $152,913         $69,724         $61,502
Average loans                                        $221,624         $107,483         $48,439         $67,064
As a percentage of average loans:
  Net charge-offs                                        0.28%            0.02%           0.06%           0.02%
  Provision for loan losses                              1.13%            0.75%           0.00%           2.16%
Allowance for loan losses as a percentage of:
  Year end loans                                         1.31%            1.27%           1.52%           2.35%
  Non-performing assets                                634.22%         1765.45%         414.51%        1475.51%

          We believe that the allowance for loan losses at December 31, 2001 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our Banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses." In implementing the SEC's Staff Accounting Bulletin No. 102, we have made a change for 2001 in how we allocate the allowance for loan losses. As explained in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses," Frontier Bank has a chartering condition that requires it to maintain a minimum allowance for loan losses of 1.25% of total loans. As a result, we believe that our allowance contains approximately $644 thousand of reserve in excess of what was determined to be adequate at year-end 2001. Furthermore, no portion of the allowance shall be allocated to an unallocated loan category as it had in the past. In prior periods, the unallocated portion of the allowance included items such as loans in process and overdrafts. The allocation of the allowance for loan losses by loan category at the dates indicated is presented below. In the table, 1999 and 2000 are presented as they were in prior reports, whereas 2001 reflects our new methodology.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                               Year ended December 31,
                           --------------------------------------------------------------------------------------------
                                         2001                        2000                         1999
                           --------------------------------------------------------------------------------------------
                                             Percent of                     Percent of                    Percent of
                                            loans in each                 loans in each                 loans in each
                                             category to                   category to                   category to
                               Amount        total loans       Amount      total loans       Amount      total loans
                           --------------------------------------------------------------------------------------------
                                                                 (In thousands)
Commercial                        $1,415         33.5%        $  719         37.6%            $  359         34.3%
Real estate - Construction           162          6.5%            93          4.1%                32          3.0%
Real estate - mortgage             1,036         39.4%           648         37.7%               327         46.9%
Consumer                             568         20.6%           391         20.4%               210         15.1%
Unallocated                           --          0.0%            91          0.2%               129          0.7%
Charter condition requirement        644          0.0%            --          0.0%                --          0.0%
                                  ------         ----         ------         ----             ------         ----
  Total                           $3,825        100.0%        $1,942        100.0%            $1,057        100.0%
                                  ======        =====         ======        =====             ======        =====

NONPERFORMING ASSETS

          Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $519 thousand and $63 thousand as of December 31, 2001 and 2000, respectively. Interest of $24 thousand and $3 thousand was reported on these loans during 2001 and 2000, respectively. In 2001, an additional $13 thousand would have been earned if these loans had been performing, and less than $1 thousand for 2000. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention has been excluded from amounts disclosed as nonperforming loans. Non-performing assets represent potential losses to First Security; however, we do not anticipate any material losses since most have collateral security.

          There are no commitments to lend additional funds to loan customers with loans on non-accrual status at December 31, 2001. The table below summarizes First Security's non-performing assets for the last three years.

                              NONPERFORMING ASSETS


                                                                 As of December 31,
                                                          ---------------------------------
                                                            2001          2000       1999
                                                          -------      ---------    ------
                                                                     (In thousands)
Nonaccrual loans                                            $519         $ 63         $ --
                                                            ----         ----         ----
Loans past due 90 days and still accruing                     21           47          255
                                                                                      ----
Total nonperforming loans                                    540          110          255
Other real estate owned                                       --           --           --
                                                            ----         ----         ----
Total nonperforming assets                                  $540         $110         $255
                                                            ====         ====         ====

Nonperforming loans as a percentage of total loans          0.19%        0.07%        0.37%
Nonperforming assets as a percentage of total assets        0.15%        0.06%        0.23%


INVESTMENT SECURITIES

          The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities:
"held to maturity" or "available for sale." As of December 31, 2001, all securities purchased by us have been classified as available for sale. Our securities portfolio at December 31, 2001 consisted of United States agency bonds, mortgage backed securities, and tax-free municipal securities. While First Security has no plans to liquidate a significant amount of any securities, the securities available for sale may be used for liquidity purposes should management deem it to be in our best interest.

DEPOSITS

          Deposits increased by 81% from year-end 2000 to year-end 2001 due to:
(i) our management team drawing customers away from other financial institutions, and (ii) our branching efforts which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Statement of Financial Condition." We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. As of September 16, 1999, the date on which we acquired Colonial Bank's branches in Dalton, Georgia, deposits were approximately $67.3 million. By December 31, 1999, deposits were $74.9 million. This increase was a result of our management team drawing customers from other local financial institutions in Dalton, Georgia. The 117% increase in 2000 resulted from: (i) the continued core deposit market penetration by Dalton Whitfield Bank, (ii) the opening of Frontier Bank and its market acceptance, and (iii) a certificate of deposit campaign held by Dalton Whitfield Bank to support its strong loan demand. The certificate of deposit campaign raised approximately $20 million, all of which has been replaced with lower interest rate deposits or repriced at generally lower market rates available at maturity.

INTEREST RATE SENSITIVITY

          Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of First Security's earning assets and liabilities within defined time periods is referred to as "Gap" analysis. At December 31, 2001, the cumulative one-year gap for First Security (as consolidated) was a negative (or liability sensitive) $27.0 million, or 8.2% of total earning assets. This means liabilities reprice slightly faster than assets under rate changes.

          Intense competition in First Security's markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward. The following table reflects First Security's rate sensitive assets and liabilities by maturity as of December 31, 2001. Variable rate loans are shown in the category of due "one to three months" because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. Actually, payments are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been First Security's experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 25% of Money Market Deposit Accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

                          INTEREST RATE GAP SENSITIVITY


                                                                       As of December 31, 2001
                               ---------------------------------------------------------------------------------------------
                                                                                        Over Five
                                                                                        Years and
                                                       One through     Four through     One through       Non-rate
                                      Immediate        Three Months    Twelve Months     Five Years       Sensitive     Total
                               ----------------------------------------------------------------------------------------------
                                                                   (In thousands)
Interest earning assets:
  Federal funds sold                  $      --         $     --         $     --        $      --       $     --    $     --
  Securities                                 --            7,183              898           13,868         15,338      37,287
  Mortgage loans held for sale               --            5,594               --               --             --       5,594
  Loans                                      --          100,770           49,943          113,340         21,396     285,449
                                      ---------         --------         --------        ---------       --------    --------
   Total interest earning assets             --          113,547           50,841          127,208         36,734     328,330
                                      ---------         --------        ---------         --------      ---------    --------
Interest bearing liabilities:
  Demand deposits                            --            1,213            1,213           19,625             --      22,051
  MMDA deposits                              --            6,629            6,629           39,776             --      53,034
  Savings deposits                           --              872              872            6,976             --       8,720
  Time deposits                              --           41,022          106,847           13,855             --     161,724
  Fed Funds purchased/repos              26,138               --               --               --             --      26,138
                                      ---------         --------        ---------         --------      ---------    --------
Total interest bearing  liabilities      26,138           49,736          115,561           80,232             --     271,667
Non-interest bearing sources
  of funds                                   --               --               --               --         48,348      48,348
Interest sensitivity gap                (26,138)          63,811          (64,720)          46,976        (11,614)      8,315
                                      ---------         --------        ---------         --------      ---------    --------
Cumulative sensitivity gap            $ (26,138)        $ 37,673        $ (27,047)        $ 19,929      $   8,315    $     --
                                      =========         =========       =========         ========      =========    ========

LIQUIDITY

          Liquidity refers to First Security's ability to adjust its future cash flows to meet the needs of our daily operations. First Security relies primarily on management service fees from Dalton Whitfield Bank and Frontier Bank to fund our daily operations liquidity needs. Within the de novo chartering conditions of Dalton Whitfield Bank and Frontier Bank are standard three-year restrictions prohibiting dividends to First Security without prior regulatory approval. Since dividends are not available, First Security relies on these service fees for its operating liquidity. Additionally, in connection with our 2001 public offering, we retained a portion of the proceeds of the offering as working capital. This cash, which totaled approximately $1.9 million as of December 31, 2001, is available for funding activities for which our Banks would not receive direct benefit, such as acquisition diligence, shareholder relations, and holding company reporting and maintenance. These funds should adequately meet our cash flow needs until our Banks no longer have their charter imposed dividend restrictions. If we determine that our cash flow needs shall be satisfactorily met, we may deploy a portion of the funds into one or all of our subsidiaries in order to capitalize continued growth.

          The liquidity of our Banks refers to the ability or financial flexibility to adjust their future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis. The primary sources of funds for the Banks are cash generated by repayments of outstanding loans, interest payments on loans, and new deposits. Additional liquidity is available from the maturity and earnings on securities and liquid assets, as well as the ability to liquidate securities available for sale. Cumulatively, Dalton Whitfield Bank and Frontier Bank also had unsecured federal funds lines in the aggregate amount of $23.5 million at year-end 2001 under which they can borrow funds to meet short-term liquidity needs. Subsequent to year-end, Dalton Whitfield Bank and Frontier Bank received an additional aggregate $6 million in unsecured federal funds lines. At year-end 2001, First Security was borrowing $13.3 million in unsecured federal funds purchased at a rate of less than 2%. Another source of funding is loan participations sold (in which we retain the service rights) to other commercial banks. As of year-end, we had $18.2 million in loan participations sold. Frontier Bank, a member of the Federal Home Loan Bank of Cincinnati, has borrowing capacity secured by its 1-4 family residential mortgage loan portfolio. As of December 31, 2001, Frontier Bank was borrowing $4.6 million in overnight FHLB secured funding at a rate of 1.9%. Frontier Bank's borrowing capacity at FHLB at year-end was approximately $10 million. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements attained in the ordinary course of business. To date, First Security has not used brokered deposits as a source of funding; and, our certificates of deposit greater than $100 thousand were generated in our Banks' communities. At December 31, 2001, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 12.7% (excluding anticipated loan repayments). Management believes the liquidity sources are adequate to meet our Banks' operating needs; however, we currently have an initiative to increase our liquidity ratio to 15% by selling additional loan participations and investing the proceeds into investment securities, as well as replacing overnight borrowings with term borrowings at FHLB. See "Our Company - Recent Developments."

          Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $3.2 million in 2001, $274 thousand in 2000 and cash used of $948 thousand in the last four months of 1999. During 2001 and 2000, cash provided by operations was available to increase earning assets.

CAPITAL RESOURCES

          Banks and bank holding companies, as regulated institutions, must meet required levels of capital. (See "Supervision and Regulation.") The FDIC and the Federal Reserve, the primary federal regulators for our subsidiaries and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. In addition to these guidelines, Dalton Whitfield Bank and Frontier Bank have standard chartering conditions that require them to maintain an 8% leverage ratio for their first three years of operations. First Security, Dalton Whitfield Bank, and Frontier Bank all maintain capital levels exceeding the minimum levels required by the chartering conditions, in addition to exceeding those capital requirements for well capitalized banks and bank holding companies under applicable regulatory guidelines.

                                           WELL        ADEQUATELY        FIRST        DALTON WHITFIELD     FRONTIER
DECEMBER 31, 2001                      CAPITALIZED     CAPITALIZED      SECURITY           BANK              BANK
-----------------                      -----------     -----------      --------      ----------------     --------
Tier I capital to risk adjusted             6.00%          4.00%           11.0%           10.6%             9.9%
assets.........................
Total capital to risk adjusted             10.00%          8.00%           12.2%           11.9%            11.1%
assets.........................
Leverage ratio.................             5.00%          4.00%            9.9%            9.1%             9.2%

          On October 22, 2001, First Security's recent stock offering terminated upon reaching its maturity date. The offering became effective with the SEC on June 14, 2001 and was open for 100 days plus one 30-day extension. Through the offering we were authorized to sell to the general public up to 3 million shares of our common stock at a price of $10.00 per share. The purpose of this offering was to raise funds for future growth. We sold 664,550 shares of our common stock for $6,645,000. We believe that this capital campaign was hampered by the terrorist attacks on September 11, 2001 and their effects on the capital markets. On October 15, 2001 we also issued 231,750 shares of our common stock upon conversion of $2,250,000 in subordinated mandatory convertible notes we issued on April 15, 2001. In order to continue our growth, we will have a continuing need for capital.

EFFECTS OF INFLATION

         Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and the Federal Reserve increased the interest rate three times in 1999 for a total of 75 basis points in an attempt to control inflation. However, the Federal Reserve also reduced interest rates on six occasions for a total of 275 basis points in the first six months of 2001.

         In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking business, and out shareholders' equity. With respect to our mortgage banking business, mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

                        ACCOUNTING AND REGULATORY MATTERS

SEGMENT REPORTING

          Upon incorporation, First Security adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This new accounting standard revises the definition of reportable "segments" and the presentation of related disclosures. The standard focuses on the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity's "chief decision maker" (which can be an individual or group of management persons). SFAS 131 permits aggregation or combination of segments that have similar characteristics. In First Security's operations, both Dalton Whitfield Bank and Frontier Bank and their respective branches are viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although Dalton Whitfield Bank and Frontier Bank and their respective branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, First Security and its subsidiaries are subject to substantially similar laws and regulations unique to the banking industry. Accordingly, First Security's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect the presentation of segment information on an aggregated basis in one reportable segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          Effective January 1, 2001, First Security adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" (SFAS 133), as amended. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. First Security currently does not have any derivative instruments that require fair value measurement under SFAS 133, and, accordingly, the effect of the adoption did not have a material impact on its results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 establishes accounting and reporting standards for business combinations. This statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. Additionally, SFAS 141 enhances the disclosures related to business combinations and requires that all intangible assets acquired in a business combination be reported separately from goodwill. These intangible assets must then be assigned to a specifically identified reporting unit and assigned a useful life. The provisions of this Statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Management anticipates that the provisions of SFAS 141 may limit the company's ability to acquire businesses using company stock without recognizing goodwill, which does not count as capital for regulatory purposes.

         SFAS 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a two step fair-value based test. Additionally, SFAS 142 enhances disclosures related to goodwill and intangible assets. The Company adopted SFAS 142, in its entirety, effective January 1, 2002. Goodwill currently carried on the balance sheet will be subject to an initial assessment for impairment to be completed by the second quarter of 2002. The company's total assets included goodwill of $6,193 thousand as of December 31, 2001, and net income for the year ended December 31, 2001 included net-of-tax amortization of goodwill totaling $299 thousand. Management is in the process of evaluating the impact that the adoption of this Statement will have on its financial position and results of operations, although the elimination of amortization of goodwill and other intangibles pursuant to SFAS 142 is generally expected to improve our earnings in 2002 and allow the Company to make acquisitions at a premium without adversely affecting net income due to goodwill and intangible amortization.

         In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently evaluating the effect of adoption of SFAS 143 on the company's financial position and results of operations, but at this time, does not expect it will have a material effect.

         In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. Management is currently evaluating the impact for the adoption of SFAS 144, but at this time, does not expect it to have a material effect.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk, with respect to First Security, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although we manage other risk, such as credit and liquidity, management considers interest rate risk to be the more significant market risk and it could potentially have the largest material effect on our financial condition. Further, we believe the potential reduction of net interest income to be more significant than the effect of reduced fair market values. First Security does not maintain a trading portfolio or deal in international instruments, and therefore First Security is not exposed to risk inherent to trading activities and foreign currency.

         First Security's interest rate risk management is the responsibility of the Asset/Liability Management Committee ("ALCO"). ALCO has established policies and limits to monitor, measure and coordinate First Security's sources, uses, and pricing of funds.

         Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change the interest income and expense associated with First Security's interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of our earnings. ALCO utilizes the results of both a static and dynamic Gap report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

         The Gap analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

          First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $830 thousand or 7.54%, as a result of a 200 basis point decline in rates. The model also predicts a $436 thousand increase in net interest income, or 3.96%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of December 31, 2001. Numbers are based on a flat balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

                               INTEREST RATE RISK
                           INCOME SENSITIVITY SUMMARY


                                                           Interest Rate Risk
                                                       Income Sensitivity Summary
                                                             (In thousands)
                                             ------------------------------------------------
                                                Down 200 BP       Current       Up 200 BP
                                              -----------------------------------------------
              Net Interest Income              $    10,180     $   11,010     $   11,446
              $ Change Net Interest Income            (830)            --            436
              % Change Net Interest Income           -7.54%          0.00%          3.96%

         The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and others. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

         As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

=============================================================================================================================
Report of Independent Accountants                                                                                        42


Consolidated Balance Sheets as of December 31, 2001 and 2000                                                             43


Consolidated Statements of Operations for the Years Ended December 31, 2001 and
   2000, and the Four Months Ended December 31, 1999,
   and for the Predecessor, the Eight Months Ended August 31, 1999                                                       44


Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001 and 2000,
   and the Four Months Ended December 31, 1999,
   and for the Predecessor, the Eight Months Ended August 31, 1999                                                       45


Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and
   2000, and the Four Months Ended December 31, 1999,
   and for the Predecessor, the Eight Months Ended August 31, 1999                                                       46


Notes to Consolidated Financial Statements                                                                               48

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
First Security Group, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiaries (Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and the four months ended December 31, 1999. We have also audited the accompanying statements of operations, shareholders' equity and cash flows of the Dalton, Georgia branches (Predecessor) of Colonial Bank for the eight months ended August 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended and the four months ended December 31, 1999, and the results of the Predecessor's operations and cash flows for the eight months ended August 31, 1999, in conformity with accounting principles generally accepted in the United States of America.





                                           JOSEPH DECOSIMO AND COMPANY, LLP


Chattanooga, Tennessee
January 23, 2002, except for note 20,
  as to which the date is March 13, 2002

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

===================================================================================================================================
                                                                                                  2001                  2000
        ASSETS
   Cash and Due from Banks                                                                     $  17,899                $   7,905
   Federal Funds Sold and Securities Purchased
      Under Agreements to Resell                                                                      --                    4,370
                                                                                               ---------                ---------
      Cash and Cash Equivalents                                                                   17,899                   12,275
                                                                                               ---------                ---------
   Securities Available for Sale                                                                  37,287                   20,178
                                                                                               ---------                ---------
   Loans                                                                                         291,043                  152,913
   Less: Allowance for Loan Losses                                                                 3,825                    1,942
                                                                                               ---------                ---------
                                                                                                 287,218                  150,971
                                                                                               ---------                ---------
   Premises and Equipment, net                                                                     9,829                    7,022
                                                                                               ---------                ---------
   Goodwill                                                                                        6,193                    6,674
                                                                                               ---------                ---------
   Other Assets                                                                                    3,440                    2,432
                                                                                               ---------                ---------
TOTAL ASSETS                                                                                   $ 361,866                $ 199,552
                                                                                               =========                =========
        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits -
      Noninterest-Bearing Demand                                                               $  48,347                $  28,171
      Interest-Bearing Demand                                                                     22,051                   16,352
                                                                                               ---------                ---------
                                                                                                  70,398                   44,523
                                                                                               ---------                ---------
   Savings and Money Market Accounts                                                              61,754                   19,510
                                                                                               ---------                ---------
   Time Deposits -
      Certificates of Deposit of $100 thousand or more                                            64,885                   32,211
      Certificates of Deposit of less than $100 thousand                                          96,840                   66,270
                                                                                               ---------                ---------
                                                                                                 161,725                   98,481

        Total Deposits                                                                           293,877                  162,514

   Federal Funds Purchased and Securities Sold Under Agreements to Repurchase                     21,528                    4,588
   Other Liabilities                                                                               2,586                    1,856
   Other Borrowings                                                                                4,610                       --
                                                                                               ---------                ---------
        Total Liabilities                                                                        322,601                  168,958
                                                                                               ---------                ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common Stock - $.01 par value - 20,000 shares
      Authorized; 5,003 shares issued for 2001 and 4,106 issued for 2000                              50                       41
   Paid-In Surplus                                                                                40,054                   31,546
   Accumulated Deficit                                                                            (1,063)                  (1,081)
   Accumulated Other Comprehensive Income                                                            224                       88
                                                                                               ---------                ---------
        Total Shareholders' Equity                                                                39,265                   30,594
                                                                                               ---------                ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 361,866                $ 199,552
                                                                                               =========                =========


    The accompanying notes are an integral part of the financial statements.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      Company                           Predecessor
                                                                     --------------------------------------------      ------------
                                                                                                      Four Months       Eight Months
                                                                     Year Ended      Year Ended           Ended             Ended
                                                                     December 31,   December 31,       December 31,      August 31,
                                                                          2001           2000               1999            1999
INTEREST INCOME
   Loans, including fees                                               $ 18,886        $ 10,219           $ 1,436           $3,845
   Due from Colonial Bank                                                    --              --                --              520
   Debt Securities - taxable                                              1,635           1,125               314               --
   Other                                                                    272             480               598               --
                                                                       --------        --------           -------           ------
        Total Interest Income                                            20,793          11,824             2,348            4,365
                                                                       --------        --------           -------           ------
INTEREST EXPENSE
   Interest-Bearing Demand Deposits                                         305             231                64              329
   Savings Deposits and Money Market Accounts                             1,303             582               109              278
   Certificates of Deposit of $100 thousand or more                       2,852           1,471               140              260
   Certificates of Deposit of less than $100                              4,934           3,003               461            1,065
      thousand
   Other                                                                    389             223                38               55
                                                                       --------        --------           -------           ------
        Total Interest Expense                                            9,783           5,510               812            1,987
                                                                       --------        --------           -------           ------
NET INTEREST INCOME                                                      11,010           6,314             1,536            2,378
   Provision for Loan Losses                                              2,496             811                --              280
                                                                       --------        --------           -------           ------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                              8,514           5,503             1,536            2,098
                                                                       --------        --------           -------           ------
NONINTEREST INCOME
   Service Charges on Deposit Accounts                                    1,381             742               160              440
   Other                                                                  1,362             346                16              101
                                                                       --------        --------           -------           ------
        Total Noninterest Income                                          2,743           1,088               176              541
                                                                       --------        --------           -------           ------
NONINTEREST EXPENSES
   Salaries and Employee Benefits                                         5,993           3,961             1,257              839
   Net Occupancy                                                            939             537                63              142
   Other                                                                  4,072           3,006             1,222              924
                                                                       --------        --------           -------           ------
        Total Noninterest Expenses                                       11,004           7,504             2,542            1,905
                                                                       --------        --------           -------           ------
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)
                                                                            253            (913)             (830)             734
   Income Tax Provision (Benefit)                                           235            (347)             (315)             279
                                                                       --------        --------           -------           ------
NET INCOME (LOSS)                                                      $     18        $   (566)          $  (515)          $  455
                                                                       ========        ========           =======           ======
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                          $     --        $  (0.14)          $ (0.13)
                                                                       =========       ========           =======

    The accompanying notes are an integral part of the financial statements.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          BRANCH EQUITY    ACCUMULATED     TOTAL
                                                                                                             EARNINGS

PREDECESSOR -
BALANCE - December 31, 1998                                                               $ 12,099          $  1,492       $ 13,591

   Net Income                                                                                   --               455            455
                                                                                          --------          --------       --------

BALANCE - August 31, 1999                                                                 $ 12,099          $  1,947       $ 14,046
                                                                                          ========          ========       ========

                                                                                                                            TOTAL
                                                                                                                           COMPRE-
                                                                                         ACCUMULATED OTHER    TOTAL        HENSIVE
                                            COMMON STOCK         PAID-IN    ACCUMULATED  COMPREHENSIVE     SHAREHOLDERS'   INCOME
                                           SHARES   AMOUNT       SURPLUS      DEFICIT    INCOME (LOSS)        EQUITY       (LOSS)
COMPANY -
Issuance of Common Stock                     4,106    $   41     $ 31,546      $   --       $   --          $ 31,587

Comprehensive Loss -
   Net Loss                                                                      (515)                          (515)      $ (515)

   Change in Net Unrealized Loss on
      Securities Available for Sale, net                                                       (56)              (56)         (56)
        of tax

        Total Comprehensive Loss                                                                                           $ (571)
                                          --------  --------   ---------     --------     --------          ---------      ======

BALANCE - December 31, 1999                  4,106        41       31,546        (515)         (56)           31,016

Comprehensive Loss -
   Net Loss                                                                      (566)                          (566)      $ (566)

   Change in Net Unrealized Gain on
      Securities Available for Sale, net
        of tax                                                                                 144               144          144
                                                                                                                           ------
        Total Comprehensive Loss                                                                                           $ (422)
                                          --------  -------     ---------     -------     --------          ---------      ======

BALANCE - December 31, 2000                  4,106       41        31,546      (1,081)          88            30,594

Issuance of Common Stock                       897        9         8,508                                      8,517

Comprehensive Income
   Net Income                                                                      18                             18       $   18

   Change in Net Unrealized Gain on
      Securities Available for Sale, net
        of tax                                                                                 136               136          136
                                                                                                                           ------

        Total Comprehensive Income                                                                                         $  154
                                          --------  -------     ---------     -------     --------          ---------      ======

BALANCE - December 31, 2001                  5,003    $  50     $  40,054    $ (1,063)    $    224          $ 39,265
                                          ========    =====     =========    ========     ========          ========

    The accompanying notes are an integral part of the financial statements.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

===================================================================================================================================
                                                                           Company                           Predecessor
                                                                                                   Four Months       Eight Months
                                                           ------------------------------------------------------------------------
                                                              Year Ended          Year Ended           Ended             Ended
                                                           December 31, 2001   December 31, 2000  December 31, 1999  August 31, 1999

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED (USED) BY OPERATING ACTIVITIES
   Net Income (Loss)                                         $      18           $   (566)          $   (515)          $    455
   Provision for Loan Losses                                     2,496                811                 --                280
   Loss on Sale of Premises and Equipment                           12                 --                 --                 --
   Common Stock Issued in Lieu of Subordinated
      Debt Interest Payment                                         67                 --                 --                 --
   Net Accretion of Securities                                     (91)               (80)               (35)                --
   Amortization of Goodwill                                        481                443                101                 --
   Depreciation                                                    608                363                 61                166
   Deferred Income Taxes                                            47               (347)              (315)               279
   Changes in Operating Assets and Liabilities -
      Decrease (Increase) in -
        Interest Receivable                                       (619)              (672)              (369)                85
        Other Assets                                              (531)              (399)               (74)               255
      Increase (Decrease) in -
        Interest Payable                                           460                859                 31               (251)
        Income Tax Payable                                         130                 --                 --                 --
        Other Liabilities                                          140               (138)               167                 30
                                                             ---------           --------           --------           --------
        NET CASH PROVIDED (USED)  BY OPERATING
           ACTIVITIES                                            3,218                274               (948)             1,299
                                                             ---------           --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in Available-for-Sale Securities -
      Sales                                                         --              4,177                 --                 --
      Maturities, Prepayments and Calls                          7,307              2,279                401                 --
      Purchases                                                (24,094)           (10,047)           (16,728)                --
   Proceeds from Sale of Premises and Equipment                      7                 --                 --                 --
   Loan Originations and Principal Collections, net           (138,743)           (82,582)           (25,146)             9,292
   Additions to Premises and Equipment                          (3,434)            (1,719)              (877)                --
   Deposits Paid                                                    --                 --               (318)                --
   Net Cash (Paid) Acquired in Transaction
      Accounted for Under the Purchase Method of
      Accounting                                                    --               (815)            16,215                 --
   Net Increase in Receivable from Colonial Bank
                                                                    --                 --                 --            (25,245)
                                                             ---------           --------           --------           --------
        NET CASH USED BY INVESTING ACTIVITIES                 (158,957)           (88,707)           (26,453)           (15,953)
                                                             ---------           --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                                    131,363             86,462              5,472             16,965
   Net Increase (Decrease) in Federal Funds
      Purchased and Securities Sold Under
      Agreements to Repurchase                                  16,940              1,112              3,476             (3,132)
   Proceeds from Issuance of Subordinated Debt                   2,250                 --                 --                 --
   Proceeds from Issuance of Common Stock                        6,200                 --             31,587                 --
   Net Advances from Federal Home Loan Bank                      4,610                 --                 --                 --
                                                             ---------           --------           --------           --------
        NET CASH PROVIDED  BY FINANCING ACTIVITIES             161,363             87,574             40,535             13,833
                                                             ---------           --------           --------           --------


    The accompanying notes are an integral part of the financial statements.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Company                  Predecessor
                                                                              --------------------------------------- ------------
                                                                                                          Four Months Eight Months
                                                                              Year Ended     Year Ended      Ended         Ended
                                                                              December 31,  December 31,  December 31,   August 31,
                                                                                  2001           2000          1999         1999
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                  $ 5,624      $   (859)      $ 13,134    $  (821)

CASH AND CASH EQUIVALENTS - beginning of period                                  12,275        13,134             --      1,852
                                                                                -------      --------       --------    -------

CASH AND CASH EQUIVALENTS - end of period                                       $17,899      $ 12,275       $ 13,134    $ 1,031
                                                                                =======      ========       ========    =======



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Unrealized Appreciation (Depreciation) of Securities, net of
      deferred taxes of $94, $95 and $(37) for 2001, 2000 and 1999,
      respectively                                                              $   136      $    144       $    (56)   $    --
   Conversion of Subordinated Debt to Common
      Stock                                                                     $ 2,250      $     --       $     --    $    --

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
   Interest Paid                                                                $ 9,256      $  4,651       $    781    $ 2,238
   Income Taxes Paid                                                            $   399      $     --       $     --    $    --


ACQUISITION OF BANK / BRANCH
   Loans                                                                        $    --      $    533       $ 43,521    $    --
   Premises and Equipment                                                            --           777          4,072         --
   Interest Receivable                                                               --             2            260         --
   Other Assets                                                                      --             3             36         --
   Goodwill                                                                          --           973          6,245         --
   Deposit Liabilities                                                               --        (1,167)       (69,413)        --
   Interest Payable                                                                  --            (3)          (890)        --
   Other Liabilities                                                                 --            (3)           (46)        --
   Deposit Paid in Prior Year                                                        --          (300)            --         --
                                                                                -------      --------       --------    -------
NET CASH PAID (ACQUIRED)                                                        $    --      $    815       $(16,215)   $    --
                                                                                =======      ========       ========    =======

    The accompanying notes are an integral part of the financial statements.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FORMATION AND BASIS OF PRESENTATION

First Security Group, Inc. (the Company)

First Security Group, Inc. was incorporated on February 1, 1999, as a bank holding company with the principal purpose of acquiring, developing and managing banks. From inception through August 1999, the Company operated as a development stage enterprise with the principal business activities of raising and investing capital, searching for possible acquisitions and paying salaries of founding executives. Development stage operations of the Company are included in the four months ended December 31, 1999.

In September 1999, the Company completed the purchase of certain assets and the assumption of certain liabilities of the Dalton, Georgia branches (the Predecessor) of Colonial Bank, which was headquartered in Montgomery, Alabama. Subsequent to the acquisition, the Company changed the name of the subsidiary to Dalton Whitfield Bank. The $70,349 thousand total estimated fair value of the liabilities assumed for deposits, accrued interest and other liabilities exceeded the total estimated fair value of the assets acquired and cash received from the seller by $6,245 thousand. Since it was not practicable to reliably determine the fair value of any separately identifiable intangible assets, the total $6,245 thousand has been assigned to goodwill and was being amortized on a straight-line basis over an estimated life of fifteen years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 and has subsequently discontinued the amortization of the goodwill as discussed in the following "Recent Accounting Pronouncement" notes.

On June 24, 2000, the Company acquired First Central Bank of Monroe County, Sweetwater, Tennessee from First Central Bancshares, Inc. of Lenoir City, Tennessee. The total purchase price of $2,288 thousand included the assumption of liabilities, primarily deposits and accrued interest, with an estimated fair value of $1,173 thousand, exceeded the total estimated fair value of the assets acquired by $973 thousand, which has been assigned to goodwill and was being amortized on a straight-line basis over an estimated life of fifteen years through December 31, 2001. Upon acquisition by the Company, the state chartered savings bank was converted to a state chartered commercial bank and the name was changed to Frontier Bank and the Bank's headquarters was moved to Chattanooga, Tennessee. Operations of the Sweetwater branch have been included in operations of the Company since the date of acquisition. Subsequent to this acquisition, Frontier Bank has also opened a branch in Athens, Tennessee, a branch in Lenoir City, Tennessee, five branches in the Chattanooga, Tennessee metropolitan area, and a loan production office in Loudon, Tennessee. Frontier Bank's branches in Sweetwater and Athens, Tennessee do business as First Security Bank.

Dalton, Georgia branches (the Predecessor) of Colonial Bank

The accompanying financial statements of the Predecessor present the results of operations of the Dalton, Georgia branch of Colonial Bank for the eight months ended August 31, 1999. These financial statements have been prepared as if the Predecessor had operated as a stand-alone entity during the period presented. The Predecessor engaged in various transactions with Colonial Bank and its affiliates that are characteristic of entities under common control. Primarily, the Predecessor participated in Colonial Bank's centralized cash management system and its cash funding requirements were met by Colonial Bank. The Predecessor's operational transactions resulted in amounts receivable from and payable to Colonial Bank that fluctuated over time and were not settled through cash transfers. The Predecessor was allocated interest income at market rates on its net receivable from Colonial Bank. Colonial Bank charged the Predecessor for direct costs and expenses associated with its operations, which are included in noninterest expenses. Colonial Bank's other administrative costs not directly attributable to the Predecessor have been allocated to the Predecessor based on the Predecessor's average assets or average loans and are also included in noninterest expenses for the period. Management believes that these methods and allocations are reasonable and result in financial statements for the Predecessor as a stand-alone entity that conform to generally accepted accounting principles in all material respects.

The acquisition of the Predecessor was completed on September 16, 1999. Predecessor operations were not significant for the period from August 31, 1999 through September 15, 1999, and included the intercompany transactions described in the previous paragraph. Additionally, the Company did not acquire all assets and liabilities of the Predecessor. Accordingly, Predecessor statements of operations and cash flows are presented through August 31, 1999.

                  FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company and its subsidiaries are as follows:

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of First Security Group, Inc. (the Company) and its wholly-owned subsidiaries, Dalton Whitfield Bank and Frontier Bank (the Banks). All significant intercompany balances and transactions have been eliminated in consolidation.

SECURITIES - Securities that management does not have the intent or ability to hold to maturity are classified as available-for-sale and recorded at fair value. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Gains and losses on sale of securities are determined using the specific identification method.

CASH AND CASH EQUIVALENTS - For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions to be cash equivalents.

LOANS - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

LOAN ORIGINATION FEES - Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the lives of the related loans.

INTEREST INCOME ON LOANS - Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the allowance is based on the Banks' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Certain loans on which the accrual of interest is discontinued are considered impaired and are carried at the fair value of their underlying collateral. Any difference between the loan's fair value and carrying amount is recorded as a reserve for loan losses. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

PREMISES AND EQUIPMENT - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Expenditures for repairs, maintenance and minor improvements are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided using the straight-line method over the estimated lives of the depreciable assets. Deferred income taxes are provided for differences in the computation of depreciation for book and tax purposes.

GOODWILL - Goodwill is amortized on a straight-line basis over fifteen years. Management reviews on a regular basis the carrying value of goodwill to determine if any impairment has occurred or if the period of recoverability has changed.

INCOME TAXES - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FINANCIAL INSTRUMENTS - In the ordinary course of business the company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

ADVERTISING COSTS - Advertising costs are charged to expense when incurred.

STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," it has elected only to comply with the disclosure requirements set forth in the statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMMON STOCK DATA - Basic and diluted net loss per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. The Company had no common stock equivalents as of December 31, 2000 and 1999.

                                                            (thousands)
NUMERATOR
   Net Income for Calculating Diluted
      Earnings per Share                                       $   18
                                                               ======

DENOMINATOR
   Weighted-Average Common Shares for
      Calculating Basic Earnings per Share
                                                                4,354

   Effect of Dilutive Securities:
      Stock Options
                                                                   75
                                                               ------
   Weighted-Average Common Shares for
      Calculating Diluted Earnings per Share                    4,429
                                                               ======
Basic and Diluted Earnings per Share                           $ 0.00

On March 2, 2001, the Company's Board of Directors approved a 13-for-10 stock split effected in the form of a dividend on April 15, 2001 to holders of record on March 31, 2001. All share and per share information of the Company has been restated to reflect the stock split.

Options to purchase 20,200 shares of common stock at $10 per share were outstanding during the second half of 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was equal to the average market price of the common shares. The options, which expire in 2011, were still outstanding at December 31, 2001.

6% Subordinated Mandatory Convertible Notes in the principal amount of $2,250,000 were outstanding from April 15, 2001 through October 15, 2001, at which time the principal plus interest converted into 231,750 shares of the Company's common stock. These shares were antidilutive and excluded from the computation of dilutive earnings per share.

On June 14, 2001, the Company's non-underwritten public offering of up to $30 million in shares of the Company's common stock at a price of $10 per share became effective. The Company sold 664,500 shares in the offering which terminated on October 22, 2001.

COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

SEGMENT REPORTING - Upon incorporation, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This new accounting standard revises the definition of reportable 'segments' and the presentation of related disclosures. The standard focuses on the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity's 'chief decision maker' (which can be an individual or group of management persons). The statement permits aggregation or combination of segments that have similar characteristics. In the Company's operations, each Bank or branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the Banks and branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the Banks and the Company are subject to substantially similar laws and regulations unique to the banking industry. Accordingly, the Company's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS 133) as amended by Statement of Financial Accounting Standards No. 138. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company currently does not have any derivative instruments that require fair value measurement under SFAS 133 and, accordingly, the effect of the adoption did not have a material impact on its results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

SFAS 141 supersedes APB Opinion No. 16, "Business Combinations," and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and requires that all business combinations be accounted for using the purchase method. SFAS 141 carries forward without reconsideration those portions of APB Opinion No. 16, "Business Combinations," which provide guidance related to the application of the purchase method. SFAS 141 requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, as well as to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 carries forward without reconsideration those provisions of APB Opinion No. 17 related to accounting for internally developed intangible assets. The provisions of SFAS 142 are required to be applied in fiscal years beginning after December 15, 2001, and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company believes SFAS 141 may limit its ability to acquire businesses using its stock without recognizing goodwill, which does not count as capital for regulatory purposes. The Company's total assets include goodwill of $6,193 thousand as of December 31, 2001, and net income for the year ended December 31, 2001, including net-of-tax amortization of goodwill totaling $299 thousand.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of adoption of SFAS 143 is not expected to have a material impact on the Company's results of operations or its financial position.

In August 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144, but at this time, it is not expected to have a material effect.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Banks' legal reserve requirements were satisfied by average vault cash of $1,516 thousand and $1,135 thousand during 2001 and 2000, respectively. The Banks do not maintain compensating balances with correspondent banks.

NOTE 4 - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell consist of mortgage-backed securities and federal agencies at December 31, 2000. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. Purchased securities in the possession of the seller are segregated from other securities in the seller's possession and are identified as subject to the repurchase agreements.

NOTE 5 - SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:


                                                                  GROSS            GROSS
                                                AMORTIZED       UNREALIZED       UNREALIZED           FAIR
                                                  COST           GAINS              LOSSES            VALUE
                                                -------------------------------------------------------------
                                                                       (in thousands)
SECURITIES AVAILABLE-FOR-SALE
DECEMBER 31, 2001
   Debt Securities -
      Federal Agencies                          $21,877            $359            $   118            $22,118
      Mortgage-Backed                            14,798             229                 90             14,937
      Municipals                                    236              --                  4                232
                                                -------            ----            -------            -------
                                                $36,911            $588            $   212            $37,287
                                                =======            ====            =======            =======

DECEMBER 31, 2000
   Debt Securities -
      Federal Agencies                          $11,089            $ 73            $    34            $11,128
      Mortgage-Backed                             8,943             108                  1              9,050
                                                -------            ----            -------            -------
                                                $20,032            $181            $    35            $20,178
                                                =======            ====            =======            =======

At December 31, 2001 and 2000, federal agencies and mortgage-backed securities with a carrying value of $11,719 thousand and $1,715 thousand, respectively were pledged to secure public deposits. At December 31, 2001 and 2000, the carrying amount of securities pledged to secure repurchase agreements was $11,817 thousand and $7,935 thousand, respectively. At December 31, 2000, federal agencies with a carrying value of $2,979 thousand were pledged as collateral to secure Federal Home Loan Bank advances.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2001, are as follows:


                                        Amortized           Fair
                                          Cost              Value
                                             (in thousands)

Within 1 Year                          $   299            $   311
Over 1 Year through 5 Years              8,572              8,655
5 Years to 10 Years                      8,039              8,204
Over 10 Years                            5,203              5,180
                                       -------            -------
                                        22,113             22,350
Mortgage-Backed Securities              14,798             14,937
                                       -------            -------
                                       $36,911            $37,287
                                       =======            =======

Proceeds from sales of securities available-for-sale totaled $4,177 thousand for the year ended December 31, 2000. There were no sales for the year ended December 31, 2001.

NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans by type are summarized as follows:


                                                    December 31,
                                             2001                   2000
                                                   (in thousands)

Loans Secured by Real Estate -
   Residential 1-4 Family                 $  60,500             $  28,823
   Commercial                                52,395                27,728
   Construction                              18,923                 6,201
   Other                                      1,861                 1,044
                                          ---------             ---------
                                            133,679                63,796
Commercial Loans                             97,238                56,919
Consumer Installment Loans                   59,593                31,268
Other                                           533                   930
                                          ---------             ---------

        Total Loans                         291,043               152,913

Allowance for Loan Losses                    (3,825)               (1,942)
                                          ---------             ---------

Net Loans                                 $ 287,218             $ 150,971
                                          =========             =========

An analysis of the allowance for loan losses follows:


                                                                          Company                              Predecessor
                                                 -------------------------------------------------------    ----------------
                                                                                         Four Months          Eight Months
                                                     Year Ended        Year Ended           Ended                 Ended
                                                 December 31, 2001  December 31, 2000  December 31, 1999     August 31, 1999
                                                 -----------------  -----------------  -----------------     ---------------
                                                                               (in thousands)

Allowance for Loan Losses -
   beginning of period                               $ 1,942             $ 1,057             $    --             $ 1,177
   Additions due to Business Combinations                 --                  94               1,088                  --
   Provision for Loan Losses                           2,496                 811                  --                 280
   Loans Charged Off                                    (622)                (24)                (31)               (234)
   Recoveries of Loans                                     9                   4                  --                 223
                                                     -------             -------             -------             -------
Allowance for Loan Losses - end of period            $ 3,825             $ 1,942             $ 1,057             $ 1,446
                                                     =======             =======             =======             =======

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company periodically analyzes its loan portfolio in an effort to establish an allowance for loan losses that it believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, the Company reviews the size, quality and risk of loans in the portfolio. The Company also, on at least a quarterly basis, considers such factors as:

-        the Banks' loan loss experience;
-        the amount of past due and nonperforming loans;
-        specific known risks;
-        the status and amount of past due and nonperforming assets;
-        underlying estimated values of collateral securing loans;
-        current economic conditions; and
- other factors which management believes affects the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Banks and is presented to the respective boards of directors on a regular basis.

Impaired loans, which had been recognized in conformity with FASB Statement No. 114 as amended by FASB No. 118, as of December 31, 2001 and 2000, totaled $519 thousand and $0 thousand, respectively. The average recorded investment in impaired loans for the fiscal years ended December 31, 2001 and 2000, and the eight months ended August 31, 1999, was approximately $473 thousand, $0 thousand and $820 thousand, respectively, with no material amount of interest income recognized thereon. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

The following table presents impaired loans which are primarily loans on nonaccrual status:


                                                             2001
                                                        (in thousands)

Impaired Loans with a Reserve                               $ 519
Impaired Loans Without a Reserve                               --
                                                            -----

Total Impaired Loans                                        $ 519
                                                            =====

Reserve for Impaired Loans                                  $ 130
                                                            =====

Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The Banks have entered into transactions with certain directors, executive officers and significant shareholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2001 and 2000, was $2,027 thousand and $723 thousand, respectively. New loans made to such related parties amounted to $3,291 thousand and payments amounted to $1,987 thousand for 2001. For 2000, new loans amounted to $1,754 thousand and payments amounted to $1,341 thousand.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                              December 31,
                                        2001                  2000
                                              (in thousands)
Land                                  $  3,315             $ 2,159
Buildings and Improvements               4,440               3,196
Equipment                                3,080               2,077
                                      --------             -------
                                        10,835               7,432
Accumulated Depreciation                (1,006)               (410)
                                      --------             -------
                                      $  9,829             $ 7,022
                                      ========             =======

NOTE 8 - DEPOSITS

Scheduled maturities of certificates of deposit as of December 31, 2001, are as follows:


                                          (in thousands)

2002                                   $147,864
2003                                      9,076
2004                                      2,822
2005                                      1,536
2006 and thereafter                         427
                                       --------
                                       $161,725
                                       ========

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent the purchase of interests in securities by commercial checking customers, which are repurchased by the Banks on the following business day. The pledged securities are held in safekeeping for the Banks and had a carrying value of approximately $11,817 thousand and $7,935 thousand at December 31, 2001 and 2000, respectively. These agreements averaged $7,266 thousand and $2,721 thousand during 2001 and 2000, respectively. The maximum amounts outstanding at any month end during 2001 and 2000 were $9,369 thousand and $5,093 thousand, respectively. Interest expense on repurchase agreements totaled $247 thousand, $125 thousand and $93 thousand for the years ending 2001, 2000 and 1999, respectively.

NOTE 10 - OTHER BORROWINGS

Other borrowings at December 31, 2001, consist of 1.9% 90-day advances from the Federal Home Loan Banks (FHLB). Pursuant to the blanket agreement for advances and security agreement with FHLB Cincinnati, advances are secured by Frontier Bank's unencumbered qualifying mortgage loans equal to at least 135% of outstanding advances. Advances are also secured by FHLB stock owned by the Banks. As of December 31, 2001, the Banks had loans totaling $18,822 thousand pledged as collateral at FHLBs. Subsequent to year end, the Bank obtained long-term, fixed -rate advances which replaced the advances existing at December 31, 2001.

As a member of the FHLB Atlanta, Dalton Whitfield Bank must own FHLB stock equal to the greater of one percent of mortgage assets or 0.30 percent of total assets. As a member of FHLB Cincinnati, Frontier Bank must own FHLB stock equal to the greater of $500 or one percent of mortgage assets. Also, members at either FHLB may be required to own additional FHLB stock to ensure their stock balance is equal to or greater than five percent of outstanding advances. At December 31, 2001 and 2000, the Company owned FHLB stock totaling $434 thousand and $303 thousand, respectively.

At December 31, 2001, the Company had lines of credit totaling $23.5 million with correspondent banks for short-term liquidity needs and approximately $11.3 million available with FHLB.

The maturity and weighted average interest rates of FHLB advances obtained subsequent to December 31, 2001, are as follows:

                AMOUNT                RATE
            (in thousands)

2004            $2,000                3.63%
2005             2,000                4.38%
2006             2,000                4.92%
                ------                ----
                $6,000                4.31%
                ======                ====

NOTE 11 - LEASES

The Company leases bank branches and the corporate office under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2001, are as follows:


                             (in thousands)
YEAR ENDING
   December 31, 2002            $  497
   December 31, 2003               360
   December 31, 2004               336
   December 31, 2005               336
   December 31, 2006               316
   Thereafter                    1,320
                                ------
                                $3,165
                                ======


Rent expense is as follows:

                                                   Company                                 Predecessor
                          ---------------------------------------------------------      ------------------
                                                                       Four Months         Eight Months
                             Year Ended          Year Ended              Ended                 Ended
                          December 31, 2001   December 31, 2000    December 31, 1999      August 31, 1999
                                                          (in thousands)

Rent Expense                   $497                  $245                   $12                  $14

NOTE 12 - INCOME TAXES

The income tax provision consists of the following:

                                                             Company                                 Predecessor
                                    ----------------------------------------------------------    ---------------
                                                                                Four Months         Eight Months
                                        Year Ended          Year Ended             Ended               Ended
                                    December 31, 2001   December 31, 2000    December 31, 1999    August 31, 1999
                                                                    (in thousands)
Current Provision                         $188               $  --                 $  --                $ --
Deferred Provision (Benefit)                47                (347)                 (315)                279
                                          ----               -----                 -----                ----
Income Tax Provision (Benefit)            $235               $(347)                $(315)               $279
                                          ====               =====                 =====                ====

Reconciliation of the income tax provision (benefit) to statutory rates is as follows:

                                                                         Company                              Predecessor
                                                ---------------------------------------------------------  ------------------
                                                                                                              Eight Months
                                                    Year Ended          Year Ended      Four Months Ended       Ended
                                                December 31, 2001   December 31, 2000   December 31, 1999   August 31, 1999
                                                                                (in thousands)
Federal Taxes at Statutory Tax Rate                   $ 86               $(310)               $(282)              $248
Underaccrual of Prior Year Taxes and Other             125                  --                   --                 --
State Taxes, net of federal effect                      24                 (37)                 (33)                31
                                                      ----               -----                -----               ----

Income Tax Provision (Benefit)                        $235               $(347)               $(315)              $279
                                                      ====               =====                =====               ====

Deferred tax assets included in other assets consist of the following:


                                                   December 31,
                                                2001               2000
                                                  (in thousands)

DEFERRED TAX ASSETS
   Organization and Start-up Costs            $  116            $  138
   Allowance for Loan Losses                     961               535
   Goodwill                                       94                99
   Net Operating Loss Carryforward                --               223
   Other                                          78                14
                                              ------            ------
                                               1,249             1,009
                                              ------            ------
DEFERRED TAX LIABILITIES
   Securities Available-for-Sale                 152                58
   Premises and Equipment                        540               347
                                              ------            ------
                                                 692               405
                                              ------            ------

NET DEFERRED TAX ASSET                        $  557            $  604
                                              ======            ======

The Company has evaluated the available evidence supporting the future realization of its gross deferred tax assets of $1,249 thousand at December 31, 2001, including the amount and timing of future taxable income, and has determined that it is more likely than not that the assets will be realized.

NOTE 13 - 401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401(k) and employee stock ownership plan (the plan) covering employees meeting certain age and service requirements. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 25% of the employee's contribution up to 6% of the employee's compensation. In its sole discretion at the end of the plan year, the Company may make an additional contribution up to 6% of the employee's compensation for the plan year.

Under the employee stock ownership portion (ESOP) of the plan, the Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution shall be used to repay any acquisition loan and any financed shares, which are available for allocation to participants. Financed shares acquired will be released in accordance with the plan and allocated to the ESOP accounts of participants at the end of each plan year. Stock dividends paid on shares of Company stock shall be allocated to the participants' ESOP accounts, while cash dividends on allocated and financed shares shall be used to repay the acquisition loan. The ESOP has no borrowings at December 31, 2001.

Compensation expense for the 401(k) portion of the plan was $125 thousand, $67 thousand and $5 thousand for 2001, 2000 and 1999, respectively.

NOTE 14 - LONG-TERM INCENTIVE PLAN

The Company has a long-term incentive plan (the plan) for eligible employees. The total number of shares of stock reserved and available for awards is 650 thousand, of which not more than 10% may be granted as awards of restricted stock. Under the terms of the plan, incentive stock options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the stock as of the date of the grant. Options may be exercised within ten years from the date of grant subject to conditions specified by the plan.

Restricted stock may also be awarded by the stock option committee in accordance with the plan. Each award shall vest in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the stock option committee subject to accelerated vesting under terms of the plan or as may be provided in any award agreement.

No options or restricted stock were issued as of December 31, 2000.

The following is a summary of the status of stock options issued during the year ended December 31, 2001:



                                                        NUMBER OF SHARES   WEIGHTED AVERAGE
                                                        (in thousands)     EXERCISE PRICE
Granted                                                       381             $7.81
Forfeited                                                      (4)             7.69
                                                             ----             -----
Outstanding at December 31, 2001                              377             $7.81
                                                             ====             =====

No options were exercisable at December 31, 2001.

Weighted Average Fair Value of Options
Granted During December 31, 2001                                              $2.40
                                                                              =====

The following is a summary of the status of stock options outstanding at December 31, 2001:


                                                   WEIGHTED AVERAGE
                                NUMBER OF SHARES      REMAINING        WEIGHTED AVERAGE
EXERCISE PRICE RANGE             (in thousands)    CONTRACTUAL LIFE     EXERCISE PRICE
  $7.69 - $10.00                      377                $9.12              $7.81


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the stock options. Accordingly, no compensation expense has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below for the year ended December 31, 2001.


NET INCOME (LOSS)
   As Reported                                           $  18
   Pro forma                                             $(169)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
   As Reported                                           $  --
   Pro forma                                             $(0.04)

The fair value of options at date of grant was estimated by management using the Black-Scholes option pricing model with the following assumptions used for grants in 2001: dividend yield of 1.00%, average risk-free interest rate of 5.08%, a 7-year life and expected volatility of 20%.

NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can result in certain enforcement actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated for regulatory capital purposes. The capital amounts and classifications are also subject to regulatory requirements about components, risk weightings and other factors.

Dalton Whitfield Bank and Frontier Bank are required to maintain a Tier 1 capital to assets leverage ratio of not less than 8% during the first three years of operations. Neither Dalton Whitfield Bank nor Frontier Bank may pay any dividends for the first three years of operations without prior written approval from the applicable regulatory authority.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the Company and the Banks were well-capitalized for regulatory purposes. To be categorized as well-capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Until the Company had consolidated assets of $150 million or more, the Federal Reserve did not consider the Company's capital adequacy. Since reaching $150 million in consolidated assets in July of 2000, the Company has been required to maintain the following consolidated capital requirements to be considered "well-capitalized."

                                                                                                      Minimum To Be Well
                                                                                   Minimum             Capitalized Under
                                                                                   Capital             Prompt Corrective
                                                           Actual                Requirements          Action Provisions
                                                     Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                                            (Dollars in thousands)
DECEMBER 31, 2001
Total Capital to Risk-Weighted Assets -
   First Security Group, Inc. and subsidiaries     $   36,667     12.2 %   $   23,936       8.0 %       N/A         N/A
   Dalton Whitfield Bank                           $   15,047     11.9 %   $   10,123       8.0 %   $   12,653     10.0 %
   Frontier Bank                                   $   19,227     11.1 %   $   13,815       8.0 %   $   17,269     10.0 %

Tier 1 Capital to Risk-Weighted Assets -
   First Security Group, Inc. and subsidiaries     $   32,848     11.0 %   $   11,968       4.0 %       N/A         N/A
   Dalton Whitfield Bank                           $   13,464     10.6 %   $    5,061       4.0 %   $    7,592      6.0 %
   Frontier Bank                                   $   17,120      9.9 %   $    6,907       4.0 %   $   10,361      6.0 %

Tier 1 Capital to Average Assets -
   First Security Group, Inc. and subsidiaries     $   32,848      9.9 %   $   13,353       4.0 %       N/A         N/A
   Dalton Whitfield Bank                           $   13,464      9.1 %   $    5,928       4.0 %   $    7,409      5.0 %
   Frontier Bank                                   $   17,120      9.2 %   $    7,425       4.0 %   $    9,281      5.0 %


                                                                                                      Minimum To Be Well
                                                                                   Minimum             Capitalized Under
                                                                                   Capital             Prompt Corrective
                                                           Actual                Requirements          Action Provisions
                                                     Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                                            (Dollars in thousands)
DECEMBER 31, 2000
Total Capital to Risk-Weighted Assets -
   First Security Group, Inc. and subsidiaries     $   25,030     15.1 %   $   13,247       8.0 %       N/A         N/A
   Dalton Whitfield Bank                           $   10,216     11.0 %   $    7,409       8.0 %   $    9,261     10.0 %
   Frontier Bank                                   $   14,452     19.9 %   $    5,809       8.0 %   $    7,261     10.0 %

Tier 1 Capital to Risk-Weighted Assets -
   First Security Group, Inc. and subsidiaries     $   23,088     13.9 %   $    6,623       4.0 %       N/A         N/A
   Dalton Whitfield Bank                           $    9,124      9.9 %   $    3,704       4.0 %   $    5,557      6.0 %
   Frontier Bank                                   $   13,602     18.7 %   $    2,904       4.0 %   $    4,356      6.0 %

Tier 1 Capital to Average Assets -
   First Security Group, Inc. and subsidiaries     $   23,088     12.8 %   $    7,196       4.0 %       N/A         N/A
   Dalton Whitfield Bank                           $    9,124      8.4 %   $    4,360       4.0 %   $    5,450      5.0 %
   Frontier Bank                                   $   13,602     19.2 %   $    2,836       4.0 %   $    3,544      5.0 %


                                                                                                      Minimum To Be Well
                                                                                   Minimum             Capitalized Under
                                                                                   Capital             Prompt Corrective
                                                           Actual                Requirements          Action Provisions
                                                     Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                                            (Dollars in thousands)
DECEMBER 31, 1999
Total Capital to Risk-Weighted Assets -
   First Security Group, Inc. and subsidiary       $   26,068     33.8 %   $     6,168      8.0 %          N/A      N/A
   Dalton Whitfield Bank                           $    9,126     12.2 %   $     5,978      8.0 %   $    7,473     10.0 %

Tier 1 Capital to Risk-Weighted Assets -
   First Security Group, Inc. and subsidiary       $   25,103     32.6 %   $     3,084      4.0 %          N/A      N/A
   Dalton Whitfield Bank                           $    8,190     11.0 %   $     2,989      4.0 %   $    4,484      6.0 %

Tier 1 Capital to Average Assets -
   First Security Group, Inc. and subsidiary       $   25,103     24.6 %   $     4,078      4.0 %          N/A      N/A
   Dalton Whitfield Bank                           $    8,190      8.5 %   $     3,856      4.0 %   $    4,820      5.0 %

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                               December 31, 2001                December 31, 2000
                                                            Carrying            Fair         Carrying            Fair
                                                             Amount            Value          Amount            Value
                                                                  (in thousands)                   (in thousands)
FINANCIAL ASSETS
   Cash and Cash Equivalents                                $ 17,899        $ 17,899        $ 12,275        $ 12,275
   Securities Available-for-Sale                            $ 37,287        $ 37,287        $ 20,178        $ 20,178
   Loans                                                    $291,043        $301,274        $152,913        $152,481
   Allowance for Loan Losses                                $  3,825        $  3,825        $  1,942        $  1,942

FINANCIAL LIABILITIES
   Deposits                                                 $293,877        $295,574        $162,514        $162,486
   Federal Funds Purchased and Securities Sold Under
      Agreements to Repurchase                              $ 21,528        $ 21,528        $  4,588        $  4,588
   Other Borrowings                                         $  4,610        $  4,610        $     --        $     --

The following methods and assumptions were used by the company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

- CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate fair value.

- SECURITIES - Fair values for securities are based on quoted market prices.

- LOANS - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans and other consumer loans is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit ratings quality. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

- DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

- FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

- OTHER BORROWINGS - Other borrowings at December 31, 2001, had maturities of 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

NOTE 17 - OFF-BALANCE-SHEET ACTIVITY

The Banks are a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Banks' exposure to credit loss is represented by the contractual amount of these commitments. The Banks follow the same credit policies in making commitments as it does for on-balance-sheet instruments.

The Banks' maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2001, was as follows:

                                        December 31,       December 31,
                                            2001               2000
                                               (in thousands)
Commitments to Extend Credit              $60,176            $39,038
Standby Letters of Credit                 $ 1,948            $ 2,697

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks on extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of borrowers have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Banks had approximately $14 million and $21 million in loans related to the carpet industry as of December 31, 2001 and 2000, respectively.

NOTE 19 - SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and other income are as follows:

                                                                     Company                          Predecessor
                                            -------------------------------------------------------  ---------------
                                                                                    Four Months       Eight Months
                                               Year Ended          Year Ended          Ended             Ended
                                            December 31, 2001  December 31, 2000  December 31, 1999  August 31, 1999
                                                                         (in thousands)

NONINTEREST INCOME -
   Fees Related to Mortgage Loans Sold            $  979            $   --            $   --            $   --

NONINTEREST EXPENSE -
   Professional Fees                              $  418            $  491            $  583            $   11
   Goodwill Amortization                          $  481            $  443            $  101            $   --
   Depreciation                                   $  471            $  274            $   51            $  122
   Computer Fees                                  $  587            $  318            $   77            $   --
   Printing and Supplies                          $   --            $  175            $   47            $   25
   Advertising                                    $  265            $  156            $   29            $   86
   Allocated Overhead                             $   --            $   --            $   --            $  264
   Management Fees                                $   --            $   --            $   --            $  161
   Telephone                                      $   --            $  146            $   55            $   43
   Office Supplies                                $   --            $   --            $   29            $   --
   Franchise Tax                                  $   --            $   --            $   39            $   --
   Net Overdraft Charge-offs                      $   --            $   --            $   39            $   --

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUBSEQUENT EVENT

On March 13, 2002, the Company entered into an agreement to acquire, for $8.1 million in cash, all of the outstanding common stock of First State Bank, a Tennessee state-chartered bank with two branches located in Maynardville, Tennessee. As of December 31, 2001, First State Bank had assets of approximately $43 million, deposits of approximately $37 million, and shareholders' equity of approximately $5.4 million. Completion of the acquisition of First State Bank is subject to regulatory approval, approval of First State Bank's shareholders, and satisfactory completion of the Company's due diligence investigation of First State Bank.

NOTE 21 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

                                                          December 31, 2001   December 31, 2000
                                                                     (in thousands)
        ASSETS
Cash and Due from Banks                                       $  1,894           $     22
Investment in Common Stock of Subsidiaries                      37,001             30,230
Premises and Equipment, net                                          2                 --
Other Assets                                                       368                343
                                                              --------           --------

TOTAL ASSETS                                                  $ 39,265           $ 30,595
                                                              ========           ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                                   $     --           $      1

SHAREHOLDERS' EQUITY                                            39,265             30,594
                                                              --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 39,265           $ 30,595
                                                              ========           ========

CONDENSED STATEMENT OF OPERATIONS

                                                                           Year Ended          Year Ended          Year Ended
                                                                       December 31, 2001    December 31, 2000   December 31, 1999
                                                                                              (in thousands)
INCOME
   Management Fees                                                           $   848             $   791           $   101
   Interest                                                                       --                  25               286
   Miscellaneous                                                                  --                   4                --
                                                                             -------             -------           -------
        Total Income                                                             848                 820               387
                                                                             -------             -------           -------

EXPENSES
   Interest                                                                       67                  --                --
   Salaries and Employee Benefits                                                696                 570               618
   Net Occupancy                                                                  42                  19                 8
   Other                                                                         330                 310               364
                                                                             -------             -------           -------
        Total Expenses                                                         1,135                 899               990
                                                                             -------             -------           -------

LOSS BEFORE INCOME TAXES AND EQUITY
   IN UNDISTRIBUTED NET INCOME (LOSS)
   OF SUBSIDIARIES                                                              (287)                (79)             (603)

   Income Tax Benefit                                                            (66)                (30)             (229)
                                                                             -------             -------           -------

LOSS BEFORE EQUITY IN UNDISTRIBUTED
   NET INCOME (LOSS) OF SUBSIDIARIES                                            (221)                (49)             (374)

   Equity in Undistributed Net Income (Loss) of Subsidiaries
                                                                                 239                (517)             (141)
                                                                             -------             -------           -------

NET INCOME (LOSS)                                                            $    18             $  (566)          $  (515)
                                                                             =======             =======           =======

CONDENSED STATEMENT OF CASH FLOWS

                                                                           Year Ended         Year Ended           Year Ended
                                                                       December 31, 2001   December 31, 2000    December 31, 1999
                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                       $     18             $  (566)            $  (515)
   Adjustments to Reconcile Net Income (Loss)
      to Net Cash Used by Operating Activities -
      Equity in Undistributed Net (Income) Loss of Subsidiaries
                                                                               (239)                517                 141
      Common Stock Issued in Lieu of Subordinated Debt Interest
                                                                                 67                  --                  --
      Depreciation                                                               --                  19                  10
      Increase in Other Assets                                                  (25)                (26)               (617)
      (Decrease) Increase in Liabilities                                         (1)                (74)                 75
                                                                           --------             -------             -------
        NET CASH USED BY OPERATING ACTIVITIES                                  (180)               (130)               (906)
                                                                           --------             -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (Increase) Decrease in Interest-Bearing Deposits
      in Dalton Whitfield Bank                                                   --               9,604              (9,604)
   Additions to Premises and Equipment                                           (2)             (1,096)               (586)
   Investments in/Acquisition of Subsidiaries                                (6,396)            (14,547)            (14,300)
                                                                           --------             -------             -------
        NET CASH USED BY INVESTING ACTIVITIES                                (6,398)             (6,039)            (24,490)
                                                                           --------             -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Issuance of Subordinated Debt                                2,250                  --                  --
   Proceeds from Issuance of Common Stock Less
       Stock Issuance Cost of $446                                            6,200                  --              31,587
                                                                           --------             -------             -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                             8,450                  --              31,587
                                                                           --------             -------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                              1,872              (6,169)              6,191

CASH AND CASH EQUIVALENTS - beginning
   of period                                                                     22               6,191                  --
                                                                           --------             -------             -------

CASH AND CASH EQUIVALENTS - end of period                                  $  1,894             $    22             $ 6,191
                                                                           ========             =======             =======

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized Appreciation (Depreciation) of Securities, net of
      tax                                                                  $    136             $   144             $   (56)
   Conversion of Subordinated Debt to Common Stock                         $  2,250             $    --             $    --

NOTE 22 - QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

                                                      First             Second              Third                  Fourth
                                                     Quarter            Quarter            Quarter                Quarter
                                                       2001               2001               2001                   2001
                                                    ------------------------------------------------------------------------
                                                                     (in thousands, except per share data)
Interest Income                                     $  4,376            $  4,973             $  5,649             $  5,795
Interest Expense                                       2,183               2,460                2,703                2,437
                                                    --------            --------             --------             --------
   Net Interest Income                                 2,193               2,513                2,946                3,358
Provision for Loan Losses                                278                 703                  843                  672
                                                    --------            --------             --------             --------
  Net Interest Income After
    Provision for Loan Losses                          1,915               1,810                2,103                2,686
Noninterest Income                                       499                 570                  676                  998
Noninterest Expense                                    2,256               2,459                2,957                3,332
                                                    --------            --------             --------             --------
  Income (Loss) Before Income Tax
    Provision (Benefit)                                  158                 (79)                (178)                 352
Income Tax Provision (Benefit)                            65                 (28)                 (63)                 261
                                                    --------            --------             --------             --------
  Net Income (Loss)                                 $     93            $    (51)            $   (115)            $     91
                                                    ========            ========             ========             ========

Net Income (Loss) Per Share
  Basic and Diluted                                 $   0.02            $  (0.01)            $  (0.03)            $   0.02

Shares Outstanding
  Basic                                                4,106               4,108                4,289                4,900
  Diluted                                              4,106               4,108                4,601                5,018



                                                      First             Second              Third                  Fourth
                                                     Quarter            Quarter            Quarter                Quarter
                                                       2000               2000               2000                   2000
                                                    ------------------------------------------------------------------------
                                                                   (in thousands, except per share data)
Interest Income                                     $  2,188            $  2,558             $  3,221             $  3,857
Interest Expense                                         953               1,200                1,475                1,882
                                                    --------            --------             --------             --------
   Net Interest Income                                 1,235               1,358                1,746                1,975
Provision for Loan Losses                                 --                 119                  413                  279
                                                    --------            --------             --------             --------
  Net Interest Income After
    Provision for Loan Losses                          1,235               1,239                1,333                1,696
Noninterest Income                                       199                 200                  278                  411
Noninterest Expense                                    1,507               1,790                2,018                2,189
                                                    --------            --------             --------             --------
  Loss Before Income Tax Benefit                         (73)               (351)                (407)                 (82)
Income Tax Benefit                                       (28)               (134)                (154)                 (31)
                                                    --------            --------             --------             --------
  Net Loss                                          $    (45)           $   (217)            $   (253)            $    (51)
                                                    ========            ========             ========             ========

Net Loss per Share
  Basic and Diluted                                 $  (0.01)           $  (0.05)            $  (0.06)            $  (0.01)

Shares Outstanding
  Basic and Diluted                                    4,106               4,106                4,106                4,106

ITEM 9. CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                      MANAGEMENT AND PRINCIPAL SHAREHOLDERS

BOARD OF DIRECTORS

         The following table sets forth certain information regarding First Security's directors as of December 31, 2001.

                                                                                              BENEFICIAL OWNERSHIP
                                                                                               OF SHARES OF COMMON
NAME AND AGE                                                                                  STOCK AND PERCENTAGE
AT DECEMBER 31, 2001               PRINCIPAL OCCUPATION AND                                   OF OUTSTANDING SHARES
AND DATE FIRST ELECTED             BUSINESS EXPERIENCE                                                 (1)
--------------------------         -------------------                                                 ---
Rodger B. Holley (55)(2)           Chairman of the Board, Chief Executive                          77,515 (1.55%)
   (1999)                          Officer, and President of First Security
                                   Group, Inc. since February 1999; also
                                   Chairman of the Board, Chief Executive
                                   Officer, and Corporate President, Frontier
                                   Bank since June 2000 and a Director of Dalton
                                   Whitfield Bank since September 1999; and
                                   previously Chairman, Chief Executive Officer,
                                   and President of Pioneer Bancshares, Inc.
                                   (Chattanooga, TN) from 1992 to November 1998
                                   with service to First American National Bank
                                   following FANB's acquisition of Pioneer
                                   Bancshares, Inc.

Larry R. Belk (48)                 Director of First Security Group,                                52,220 (1.04%)
   (1999)                          Inc. since 1999; Director and Regional
                                   President of Frontier Bank (Chattanooga, TN)
                                   since June 2000 (President of First Security
                                   Bank, offices of Frontier Bank); and
                                   previously President of Valley Bank,
                                   (Sweetwater, TN) from 1995 to April 1999.


Clayton Causby (73)                President of BC Fibers, Inc. (Textile Sales)                     61,100 (1.22%)
   (1999)                          from 1993 to present;
                                   Director of First Security Group, Inc. since
                                   1999; Chairman of the Board, Dalton Whitfield
                                   Bank since September 1999; and previously
                                   Chairman of the Board, Pioneer Bank, FSB from
                                   1998 to 1999; Chairman of Dalton/Whitfield
                                   Bank & Trust from 1989 to 1996.


Kenneth C. Dyer, III (45)          Director of First Security Group, Inc. since                            13,000*
   (1999)                          1999; and Director and Regional President,
                                   Frontier Bank (Chattanooga, TN) since June
                                   2000. Previously City President, FANB
                                   (Chattanooga, TN) from November 1998 to
                                   August 1999, and President, Pioneer Bank
                                   (Chattanooga, TN) from 1997 to November 1998.

Douglas F. Heuer, III (55)         President, The Heuer Insurance Agency, Inc.                                560*
   (1999)                          (General Insurance, Sweetwater, TN) since
                                   1994; Director of First Security Group,
                                   Inc. since 1999; Director of Frontier Bank
                                   since June 2000; previously Chairman of the
                                   Board, Valley Bank (Sweetwater, TN) from 1996
                                   to 1999.


Ralph L. Kendall (73)              Director of First Security Group, Inc. since                             7,500*
   (1999)                          1999; and Director, Frontier Bank since June
                                   2000. Retired as a partner with Ernst & Young
                                   (accounting) in 1986.


D. Ray Marler (58)                 President of Ray Marler Construction Company                     65,000 (1.30%)
   (1999)                          (General Construction, Chattanooga, TN)
                                   since 1965; Chief Manager of Environmental
                                   Materials, LLC (Environmental Services,
                                   Chattanooga, TN) since 1998; President
                                   Environmental Holdings, Inc. (Environmental
                                   Services, Chattanooga, TN) since 1998;
                                   President Environmental Materials, Inc.
                                   (Environmental Services, Chattanooga, TN)
                                   since 1998; Director of First Security Group,
                                   Inc. since 1999; and Director of Frontier Bank
                                   since 2000.

---------------
*        Less than one percent of outstanding shares.

(1) Information relating to beneficial ownership of shares is based upon "beneficial ownership" concepts set forth in rules of the SEC under
         Section 13(d) of the Securities Exchange Act of 1934. Under these rules a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose or to direct the disposition of such security. While, generally, a person is also deemed to be a beneficial owner of any security which that person has the right to acquire beneficial ownership of within 60 days we have excluded such securities from this calculation. For such information, see Item 12. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he may disclaim beneficial interest.
(2) All of First Security's Directors were elected at our July 31, 2001 Shareholders Meeting and shall serve until the 2002 Shareholders Meeting or until then successors are elected and qualified.

         We expect to expand our board of directors as we expand into new markets including the greater Knoxville area.

EXECUTIVE OFFICERS

         In addition to Messrs. Holley, Belk, Causby, and Dyer, for whom occupational information has been provided in the table under the caption "Board of Directors," the executive officers of First Security, Dalton Whitfield Bank, and Frontier Bank consist of the following individuals:

         William L. ("Chip") Lusk, Jr., age 33, has been First Security's Secretary, Chief Financial Officer, and Executive Vice President since April 1999. In addition, Mr. Lusk has been the Secretary, Chief Financial Officer, and Executive Vice President of Dalton Whitfield Bank and Frontier Bank since September 1999 and June 2000, respectively. Mr. Lusk served as the Director of Strategic Planning, Vice President of Pioneer Bancshares, Inc. in Chattanooga, Tennessee from December 1997 to March 1999, after previously serving as its Controller and Vice President since 1993.

         Lloyd L. ("Monty") Montgomery, III, age 48, has been First Security's Chief Operating Officer since March 2002. Most recently, Mr. Montgomery was involved in business ventures and real estate development from January 2000 to March 2002. Prior to these activities, he served as the Knoxville City President and the East Region President for the Retail Banking Group of First American National Bank until First American merged with AmSouth Bank. Mr. Montgomery served with First American in Knoxville from 1986 to the merger date. After the AmSouth merger, Mr. Montgomery assisted with the merger transition from November 1999 to January 2000.

         J. Alan Wells, age 49, has served as Chief Executive Officer and President of Dalton Whitfield Bank since March 2001. Prior to accepting his current positions with the Dalton Whitfield Bank, Mr. Wells was the Chairman, Chief Executive Officer and President of Regions Bank of Dalton, Georgia from 1998 to March 2001. From 1994 to 1998, Mr. Wells served as Executive Vice President of Regions Bank of Dalton.

         David R. Haynes, age 49, was hired in March 2002 to serve as the Chief Executive Officer and President for our future banking operations in Knox and contiguous counties, Tennessee. Mr. Haynes previously served as the northeast Tennessee Group sales Manager of Commercial Banking with AmSouth Bank in Knoxville, Tennessee from November 2001 to March 2002; and prior to this position, he served as AmSouth's District President for Anderson County, Blount County, Cumberland County, Jefferson County, Monroe County, and Roane County, Tennessee from November 1999 to November 2001. Mr. Haynes served as First American National Bank's Special Assets Division Manager in Nashville, Tennessee from March 1998 to November 1999; and he was Executive Vice President of First American's Commercial, Private, and Community Banking Groups in Knoxville from July 1996 to March 1998.

         Martin Blanchard, age 56, has been an Executive Vice President with Dalton Whitfield Bank since March 2001. Prior to accepting employment with Dalton Whitfield Bank, Mr. Blanchard was employed as an Executive Vice President for Regions Bank in Dalton, Georgia from 1993 to 2001.

         Charles M. ("Cary") Davis, age 54, has been an Executive Vice President with the First Security Bank, offices of Frontier Bank, since June 2000. Prior to accepting employment with Frontier Bank, Mr. Davis was employed as an Executive Vice President for Valley Bank in Sweetwater, Tennessee from 1978 through May 1999.

         Michael G. Mathis, age 32, has been an Executive Vice President at Frontier Bank since June 2000. Mr. Mathis was previously employed as Senior Vice President, Division Manager--Commercial Banking at First American National Bank in Chattanooga, Tennessee from November 1998 to July 1999, and as Commercial Lending Vice President, Pioneer Bank (Chattanooga, TN) from 1995 to October 1998.

         Richard E. ("Rick") Nelson, age 40, has served as Executive Vice President of Frontier Bank (Chattanooga, TN) from June 2000 to present. Mr. Nelson was previously employed as a Senior Vice President for First American National Bank in Chattanooga, Tennessee from November 1998 to July 1999 and as Senior Vice President, Pioneer Bank (Chattanooga, TN) from 1995 to October 1998.

         John E. Orr, age 52, was hired in March 2002 to serve as the Regional President for our future banking operations in Jefferson County, Tennessee. Mr. Orr previously served as City President for AmSouth Bank in Jefferson City, Jefferson County, Tennessee. Mr. Orr served with AmSouth Bank from October 1999 to March 2002; and, he served in a similar capacity with First American National Bank since February 1987.

         Willard D. Price, age 55, has served as Executive Vice-President for First Security Bank, offices of Frontier Bank, since June 2001. Previously, Mr. Price served as Chief Operating Officer and Executive Vice President of First Central Bank in Lenoir City, Tennessee from August 1990 to March 1991.

         Samuel D. ("Doug") Richesin, age 46, has served as Executive Vice President of the First Security Bank, offices of Frontier Bank since February 2001 after serving as a Senior Vice President for First Security Bank since June 2000. Mr. Richesin was previously employed as the Senior Mortgage Officer for Valley Bank in Sweetwater, Tennessee from 1979 until April 1999.

         Robert M. ("Bob") Stimson, II, age 50, has served as Senior Vice President of Frontier Bank since August 2000. Mr. Stimson was previously employed as a Senior Vice President for AmSouth Bank in Chattanooga, Tennessee from November 1999 to August 2000, Senior Vice President for First American National Bank in Chattanooga, Tennessee from November 1998 to July 1999, and Senior Vice President for Pioneer Bank in Chattanooga, Tennessee from 1995 to October 1998.

PRINCIPAL SHAREHOLDERS

         As of December 31, 2001, there were no persons known to us who were beneficial owners of more than 5% of First Security's issued and outstanding common stock. As of December 31, 2001, the shares of common stock beneficially owned (including those securities to which a person has the right to acquire ownership of within 60 days) by all directors, executive officers, and 5% shareholders of First Security and the executive officers of Dalton Whitfield Bank and Frontier Bank as a group (14 persons) was 486,309 shares, or approximately 9.5% of the total shares outstanding.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain elements of compensation for our chief executive officer and four of the other most highly compensated executive officers of First Security and the Banks for each of the last three calendar years:

                                                                                                                   ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR             SALARY               BONUS              COMPENSATION
---------------------------                              ----             ------               -----              ------------
          (A)                                            (B)                (C)                 (D)                    (E)
Rodger B. Holley                                         1999            $ 116,666            $      0                 N/A(1)
    Chief Executive Officer                              2000            $ 175,200            $      0                 N/A(1)
                                                         2001            $ 175,250            $      0            $ 18,057(2)

Kenneth C. Dyer, III                                     1999            $  59,949            $ 60,000                 N/A(1)
    Regional President, Frontier Bank                    2000            $ 140,409            $      0                 N/A(1)
                                                         2001            $ 149,417            $      0            $ 17,700(3)

Larry R. Belk                                            1999            $  90,400            $      0                 N/A(1)
    Regional President, Frontier Bank                    2000            $ 136,008            $      0                 N/A(1)
                                                         2001            $ 148,683            $      0                 N/A(1)

William L. Lusk, Jr                                      1999            $  56,667            $      0                 N/A(1)
    Chief Financial Officer                              2000            $  86,658            $      0                 N/A(1)
                                                         2001            $ 120,250            $      0            $ 17,942(4)

J. Alan Wells                                            1999            $       0            $      0                 N/A(1)
    CEO & President, Dalton Whitfield Bank               2000            $       0            $      0                 N/A(1)
                                                         2001            $ 116,788            $ 30,000            $ 18,025(5)

---------------
(1) Aggregate total of the dollar value of all other compensation for perquisites and other personal benefits does not exceed the lesser of $50,000.00 or ten percent (10%) of the named individual's cash compensation.
(2) Includes 401K match of $7,035 and club dues (including any associated initiation fees) of $11,021.
(3) Includes 401K match of $6,538, club dues of $6,056 and an automobile allowance of $5,106.
(4) Includes 401K match of $6,089 and club dues (including any associated initiation fees) of $10,902.
(5) Includes club dues (including any associated initiation fees) of $13,587.

OPTION GRANTS

         In 2001, First Security issued incentive stock options under the incentive plan to certain key executive officers and employees of First Security and our subsidiaries. The following table sets forth certain information respecting the award of such incentive stock options under the incentive plan to our chief executive officer and four other most highly compensated individuals named in the Summary Compensation Table:

                                                                                                      POTENTIAL REALIZABLE VALUE AT
                                       NUMBER OF                                                      ASSUMED ANNUAL RATES OF STOCK
                                      SECURITIES     PERCENT OF                                       PRICE APPRECIATION FOR OPTION
                                      UNDERLYING    TOTAL OPTIONS                                                  TERM
                                        OPTIONS       GRANTED                                        -------------------------------
NAME                                    GRANTED     TO EMPLOYEES   EXERCISE PRICE  EXPIRATION DATE        5%                10%
----                                    -------     ------------   --------------  ---------------   -----------          ---------
(A)                                      (B)             (C)             (D)            (E)              (F)                 (G)
Rodger B. Holley                        80,600          21.16%          $7.69          2/1/11           $389,798          $987,824
Kenneth C. Dyer, III                    45,500          11.94%          $7.69          2/1/11           $220,047          $557,643
Larry R. Belk                           45,500          11.94%          $7.69          2/1/11           $220,047          $557,643
William  L. Lusk, Jr                    41,600          10.92%          $7.69          2/1/11           $201,186          $509,845
J. Alan Wells                           26,000           6.83%          $7.69          3/23/11          $125,741          $318,653

DIRECTOR COMPENSATION

         Neither First Security nor its subsidiaries presently intends to compensate its directors for their attendance of meetings of their respective boards of directors or for any other services to their respective boards of directors. First Security, Dalton Whitfield Bank, and Frontier Bank may pay director fees to their directors once First Security and the Banks reach sustained net cumulative profitability. Directors may be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their service on the respective boards of directors.

EMPLOYMENT CONTRACTS

         We have no employment contracts with any executive officer named in the Summary Compensation Table, all of whom are employees at will. Under the terms of our incentive plan, options previously awarded thereunder, but not yet vested for purposes of exercise, are subject to accelerated vesting in the event of a merger or other business combination giving rise to a change in control of First Security.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee of First Security's board of directors are, and during the last fiscal year were, D. Ray Marler (Chairman), Douglas F. Heuer, III, and Ralph L. Kendall. No member of the Compensation Committee is an officer or employee of First Security or the Banks.

         Members of the Compensation Committee also were customers of or had banking and financial transactions with our subsidiaries in the ordinary course of business. All outstanding loans and other transactions with members of the Compensation Committee were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, when made, did not involve more than the normal risk of collectability or present other unfavorable features. It is expected that our subsidiaries will continue to have similar transactions in the ordinary course of their business with such individuals in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table lists, as of March 11, 2002, the number of shares of common stock beneficially owned by (1) each current director of the First Security, (2) each executive officer listed in the Summary Compensation Table, and (3) all current executive officers and directors as a group. As of March 11, 2002, First Security did not have any shareholders who beneficially owned more than 5% of the outstanding common stock.

                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

                                     Sole Voting
                                         And          Shared Voting                           Total
                                      Investment           Or                              Beneficial
                                        Power      Investment Power(2)  Stock Options(3)    Ownership     Percentage of Class
                                        -----      -------------------  ----------------    ---------     -------------------
Rodger B. Holley                       45,275           32,240               26,598          104,113              2.07%
Larry R. Belk                          52,000              220               15,015           67,235              1.34%
Clayton Causby                         61,100               --                   --           61,000              1.22%
Kenneth C. Dyer, III                    8,970            4,030               15,015           28,015                  *
Douglas F. Heuer, III                     560               --                   --              560                  *
Ralph L. Kendall                        6,500            1,000                   --            7,500                  *
D. Ray Marler                          65,000               --                   --           65,000              1.30%
William L. Lusk, Jr                     7,549            1,000               13,728           22,277                  *
J. Alan Wells                          11,200               --                8,580           19,780                  *

All Directors and Executive
Officers as a Group                   399,155           38,790              108,364          486,309              9.51%

*        Less than one percent of class.
(1) The number of shares stated is based on information furnished by the officers and directors and includes shares personally owned of record by each person and shares which under applicable regulations are deemed to be otherwise beneficially owned by each person. Under these regulations, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to the security. Voting power includes the power to vote or to direct the voting of the security. Investment power includes the power to dispose or to direct the disposition of the security. A person is also considered to be the beneficial owner of a security if the person has a right to acquire beneficial ownership of the security within sixty days.
(2) These numbers include shares as to which the indicated person is legally entitled to share voting or investment power by reason of joint ownership, trust or other contract or property right, and shares held by a family member over whom the indicated person may have substantial influence by reason of relationship.
(3) These numbers include vested stock options, granted under the First Security's Second Amended and Restated 1999 Long Term Incentive Plan, which entitle the holder to acquire beneficial ownership of such shares within sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Certain of our directors, officers, and principal shareholders and their associates are currently or were customers of, or had banking and financial transactions with either Dalton Whitfield Bank or Frontier Bank in the ordinary course of business. Some of First Security's directors or the directors of the Banks are directors, officers, trustees, or principal securities holders of corporations or other organizations which also are currently or were customers of, or had banking and financial transactions with the Banks in the ordinary course.

         All outstanding loans and other transactions with the directors, officers, and principal shareholders of First Security and its subsidiaries were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, when made, did not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate amount of credit extended to directors, executive officers, and principal shareholders as of December 31, 2001 was $2.0 million or 5.2% of our shareholders' equity. It is expected that our subsidiaries will continue to have similar transactions in the ordinary course of their business with such individuals and their associates in the future.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits.

         (1) List of All Financial Statements. The following consolidated financial statements and report of independent certified public accountants of the Company are included in this Annual Report on Form 10-K:
                  -        Independent Auditor's Report.
                  - Consolidated Balance Sheets as of December 31, 2001 and 2000.
                  - Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000, and the Four Months Ended December 31, 1999 and for the Predecessor, the Eight Months Ended August 31, 1999.
                  - Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2001 and 2000, and the Four Months Ended December 31, 1999 and for the Predecessor, the Eight Months Ended August 31, 1999.
                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000, and the Four Months Ended December 31, 1999, and for the Predecessor, the Eight Months Ended August 31, 1999.
                  -        Notes to Consolidated Financial Statements.
         (3) Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------
3.1      Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1
         dated April 20, 2001, File No. 333-59338 (the "Form S-1").

3.2 Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-1).

10.1    The Company's Second Amended and Restated 1999 Long-Term Incentive Plan
        (Incorporated by reference from Exhibit 10.1 to the Form S-1).

21.1    Subsidiaries of the Registrant (Incorporated by reference from Exhibit
        21.1 to the Form S-1).

23.1    Consent of Joseph Decosimo and Company, LLP

(b) Reports to Form 8-K. The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1954, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST SECURITY GROUP, INC.



                                    BY:   /S/ RODGER B. HOLLEY
                                         ---------------------------------------
                                          RODGER B. HOLLEY
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                    DATE: MARCH 31, 2002
                                         --------------------------------------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

         Signature                                           Title                                      Date
         ---------                                           -----                                      ----
/s/  Rodger B. Holley                        President, Chief Executive Officer and                March 31, 2002
---------------------------------              Chairman of the Board of Directors
Rodger B. Holley                                 (Principal Executive Officer)

/s/  William L. Lusk, Jr.                    Secretary, Chief Financial Officer, and               March 31, 2002
---------------------------------                   Executive Vice-President
William L. Lusk, Jr.                             (Principal Accounting Officer)


/s/  Larry R. Belk                                          Director                               March 31, 2002
---------------------------------
Larry R. Belk


/s/  Clayton Causby                                         Director                               March 31, 2002
---------------------------------
Clayton Causby


/s/  Kenneth C. Dyer                                        Director                               March 31, 2002
---------------------------------
Kenneth C. Dyer


/s/  Douglas F. Heuer, III                                  Director                               March 31, 2002
---------------------------------
Douglas F. Heuer, III


/s/  Ralph L. Kendall                                       Director                               March 31, 2002
---------------------------------
Ralph L. Kendall


/s/ D. Ray Marler                                           Director                               March 31, 2001
---------------------------------
D. Ray Marler

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

First Security will send its 2001 Annual Report and Proxy Material to its shareholders subsequent to the filing date of this Form 10-K and will provide copies of the same to the SEC on the same day.