Form 10-Q
period 2002-03-31
FIRST SECURITY GROUP INC/TN
filed 2002-05-15
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to                   .

Commission file No. 333-59338

First Security Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	58-2461486

(State of Incorporation)	(I.R.S. Employer Identification No.)

817 Broad Street, Chattanooga, TN	37402

(Address of principal executive offices)	(Zip Code)

(423) 266-2000

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
5,530,794 shares outstanding and issued
(including subscriptions for shares that have been accepted by the Company)
as of May 7, 2002.

First Security Group, Inc. and Subsidiaries

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,		March 31,
	2002	December 31,	2001
(In thousands)	(unaudited)	2001	(unaudited)

ASSETS
Cash and due from banks	$12,607	$17,899	$7,111
Federal funds sold and securities purchased under agreements to resell	15,220	—	10,950

Cash and cash equivalents	27,827	17,899	18,061

Securities available for sale	39,422	37,287	21,298

Loans	288,369	291,043	179,141
Less: Allowance for loan losses	3,937	3,825	2,215

	284,432	287,218	176,926

Premises and equipment, net	9,751	9,829	7,346

Goodwill	6,193	6,193	6,554

Other assets	3,884	3,440	2,060

TOTAL ASSETS	$371,509	$361,866	$232,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest bearing demand	$54,093	$48,347	$30,143
Interest bearing demand	23,134	22,051	16,040
Savings	71,242	61,754	29,049
Certificates of deposit of $100 thousand or more	65,023	64,885	41,515
Certificates of deposit less than $100 thousand	95,411	96,840	76,949

Total deposits	308,903	293,877	193,696
Federal funds purchased and securities sold under agreement to repurchase	11,224	21,528	5,468
Other borrowings	6,000	4,610	—
Other liabilities	3,094	2,586	2,202

Total liabilities	329,221	322,601	201,366

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value - 20,000 shares authorized; 5,233 issued as of March 31, 2002; 5,003 issued as of December 31, 2001; 4,106 issued as of March 31, 2001	52	50	41
Paid-in surplus	42,331	40,054	31,546
Accumulated deficit	(257)	(1,063)	(988)
Accumulated other comprehensive income (loss)	162	224	280

Total stockholders’ equity	42,288	39,265	30,879

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,509	$361,866	$232,245

First Security Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

(In thousands except per share amounts)	2002	2001

INTEREST INCOME
Loans, including fees	$5,329	$3,829
Debt securities—taxable	446	382
Other	12	165

Total interest income	5,787	4,376

INTEREST EXPENSE
Interest bearing demand deposits	49	80
Savings deposits	320	241
Certificates of deposit of $100 thousand or more	644	611
Certificates of deposit of less than $100 thousand	909	1,196
Other	130	55

Total interest expense	2,052	2,183

NET INTEREST INCOME	3,735	2,193
Provision for loan losses	110	278

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,625	1,915

NONINTEREST INCOME
Service charges on deposit accounts	415	273
Mortgage loan fee income	291	158
Gain on securities	23	—
Other noninterest income	118	68

Total noninterest income	847	499

NONINTEREST EXPENSE
Salaries and employee benefits	1,845	1,194
Net occupancy	249	200
Equipment expense	226	167
Data processing fees	161	131
Amortization expense	—	120
Advertising expense	68	48
Supplies expense	65	64
Communications expense	74	39
Professional services	194	76
Postage expense	67	54
Other noninterest expense	220	163

Total noninterest expense	3,169	2,256

INCOME BEFORE INCOME TAX PROVISION	1,303	158
Income tax provision	497	65

NET INCOME	$806	$93

NET INCOME PER SHARE
BASIC	$0.16	$0.02
DILUTED	$0.16	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	5,010	4,106
DILUTED	5,092	4,106

First Security Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock				Accumulated
					Other
			Paid-In	Accumulated	Comprehensive
(In thousands)	Shares	Amount	Surplus	Deficit	Income	Total

Balance — December 31, 2001	5,003	$50	$40,054	$(1,063)	$224	$39,265
Common stock sold (unaudited)	230	2	2,298			2,300
Offering related expenses (unaudited)			(21)			(21)
Comprehensive income — Net income (unaudited)				806		806
Change in net unrealized gain on securities available for sale, net of tax (unaudited)					(62)	(62)

Total comprehensive income (unaudited) Balance — March 31, 2002 (unaudited)	5,233	$52	$42,331	$(257)	$162	$42,288

First Security Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	March 31,

(In thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$806	$93
Provision for loan losses	110	278
Net accretion of securities	5	(41)
Amortization of goodwill	—	120
Depreciation	181	126
Deferred income taxes	42	65
Gain on sale of available-for-sale securities	(23)	—
Changes in operating assets and liabilities —
Decrease (increase) in —
Interest receivable	24	(101)
Other assets	(468)	(131)
Increase (decrease) in —
Interest payable	(22)	670
Other liabilities	530	87

Net cash provided by operating activities	1,185	1,166

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities —
Sales	1,025	—
Maturities, prepayments, and calls	1,878	4,082
Purchases	(5,122)	(4,841)
Loan originations and principal collections, net	2,674	(26,233)
Additions to premises and equipment	(103)	(450)

Net cash used by investing activities	352	(27,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,026	31,182
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(10,304)	880
Net proceeds from long term debt	1,390	—
Proceeds from sale of common stock, net	2,279	—

Net cash provided by financing activities	8,391	32,062

NET DECREASE IN CASH AND CASH EQUIVALENTS	9,928	5,786
CASH AND CASH EQUIVALENTS — beginning of period	17,899	12,275

CASH AND CASH EQUIVALENTS — end of period	$27,827	$18,061

Supplemental disclosures of noncash investing and financing activities
Unrealized appreciation (depreciation) of securities, net of deferred taxes of $(42)for 2002 and $128 for 2001	$(62)	$192
Supplemental schedule of cash flows
Interest paid	$2,030	$1,513

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other period. The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K, as filed effective April 1, 2002.

NOTE B – COMPREHENSIVE INCOME

     Under FASB Statement of Financial Accounting Standard’s No. 130, “Reporting Comprehensive Income,” the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three month periods ended March 31, 2002 and 2001, respectively, was as follows:

	Three Months Ended
	March 31,

(Dollars in thousands)	2002	2001

Net income	$806	$93
Unrealized gain (loss) – securities, net of tax	(62)	192

Comprehensive income, net of tax	$744	$285

NOTE C – EARNINGS PER SHARE

     On March 19, 2002, First Security’s non-underwritten private placement of up to $20 million in shares of First Security’s common stock at a price of $10 per share became effective. As of March 31, 2001, First Security had sold 230,000 shares in the offering.

     Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security’s Form 10-K, which contains descriptions of First Security’s Stock Option Plan (the “Plan”). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the three months ended March 31, 2002.

NOTE D – REGULATORY AND ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 144, (SFAS 144), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. The effect of adoption of SFAS 145 is not expected to have a material impact on the Company’s results of operations or its financial position.

     Our Banks are members of the FDIC’s Bank Insurance Fund (“BIF”), and subject to FDIC deposit insurance assessments. FDIC annual deposit insurance assessment rates currently range from 0 basis points on deposits for a financial institution in the highest category to 27 basis points on deposits for an institution in the lowest category, but may be as high as 31 basis points per $100 of deposits. The FDIC also collects The Financing Corporation (“FICO”) deposit assessments on deposits, which for BIF members ranged from 1.84 to 1.96 basis points for BIF deposits. The Banks were not assessed any BIF premiums in 2001 or 2000. The Banks did pay $34,048.29 in FICO assessments in 2001, and $15,578.54 in 2000. The FDIC, has indicated, based on its current level of reserves, that it is considering increasing deposit insurance assessments in 2002. FICO assessments are 1.82 basis points and 1.76 basis points, respectively for the first and second quarters of 2002.

     On October 26, 2001, a new anti-terrorism bill, The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. This law restricts money laundering by terrorists in the United States and abroad. This act specifies new “know your customer” requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In this form 10-Q, “First Security,” “FSG,” “we,” “us,” and “our” refer to First Security Group, Inc.

First Quarter 2002

     The following discussion and analysis sets forth the major factors that affected First Security’s results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2002 and 2001. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

     On March 13, 2002 we entered into an Agreement and Plan of Share Exchange with First State Bank in Maynardville, Tennessee. Maynardville is located in Union County, Tennessee which is adjacent to northern side of Knox County, Tennessee. We have agreed to pay approximately $8.1 million for all of the outstanding common stock of First State Bank. Upon the closing of this acquisition, which is subject to regulatory approval, approval by First State Bank’s shareholders, and satisfactory completion of our due diligence investigation, First State Bank will operate as a wholly-owned subsidiary of FSG. As of December 31, 2001, First State Bank had consolidated assets of approximately $43.1 million, consolidated deposits of approximately $36.9 million, and consolidated shareholders’ equity of approximately $5.8 million.

Overview

     As of March 31, 2002, First Security had total consolidated assets of $371.5 million, total loans of $288.4 million, total deposits of $308.9 million and stockholders’ equity of $42.3 million. Our net income was $806 thousand for the three months ended March 31, 2002.

Results of Operations

     Net income for the three months ended March 31, 2002, was $806 thousand, or $.16 per share (basic and diluted), compared to net income of $93 thousand or $.02 per share (basic and diluted) in the same period of 2001. This 767 percent increase in net income occurred because our net interest income and non-interest income increased by 70 percent and our loan loss provision expense decreased by 60 percent although our non-interest expense did increase by 40 percent. Each of these categories are explained in detail in the following narrative.

     Return on average assets (annualized) for the first three months of 2002 and 2001 was 0.9% and 0.2%, respectively. Return on average equity (annualized) for the three months ended March 31, 2002 and 2001 was 8.0% and 1.2%, respectively.

Net Interest Income

     Net interest income increased by $1.5 million or 70 percent to $3.7 million for the first three months of 2002 compared to the same period a year ago. There are two factors that influence net interest income: (1) volume of earning assets, and (2) rate of net interest margin on those earning assets. Both factors caused an increase in our net interest income from 2001 to 2002.

     Average earning assets for the three months ended March 31, 2002, increased by $135.1 million or 68 percent to $332.6 million compared to average earning assets for the same period in 2001. On a year to year basis, our average earning assets increased due to our branching activities and increased loan demand which is due, in part, to our management team’s ties to the local communities in which they work. As of March 31, 2002, our subsidiary banks had 12 full service branches and one loan production office, compared to seven full service branches and one loan production office as of March 31, 2001. Through our branch network, our bankers were able to increase deposits and deploy those funds into earning assets. These earning assets have enabled First Security to earn more net interest income. We anticipate that the acquisition of First State Bank will enhance our net interest income.

     The other factor influencing net interest income is net interest margin. Positive changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. Net interest margin was 6 basis points higher in the first three months of 2002 compared to the same period in 2001.

     In 2002, interest bearing sources of funding comprised a larger percentage of the overall funding of earning assets. For the first three months of 2002, 81 percent of average earning assets were funded with interest bearing liabilities, compared to 79 percent for the same period in 2001. Typically, an increase in reliance on interest bearing funding would cause the net interest margin to decline; however, our net interest margin improved. The reason for the improvement was that our weighted average rate on interest bearing liabilities decreased at a faster pace than the weighted average yield on interest earning assets. Interest rate decreases in 2001 resulted from the Federal Reserves initiative to stimulate economic growth in the weakening U.S. economy. In 2001 the Federal Reserve cut interest rates 11 times for an aggregate total of 4.75%. At the beginning of 2001, the federal funds rate and the prime lending rate were 6.5% and 9.5%, respectively. By the end of 2001, these rates had decreased to 1.75% and 4.75%. Since December 31, 2001 to the date of this report, the Federal Reserve has not changed interest rates.

     As a result of these rate decreases in 2001 and as assets and liabilities continue to mature and reprice, we believe that the average rate earned on assets and the average rate paid on liabilities may decrease slightly over the next several months barring a Federal Reserve interest rate increase.

     The interest rate earned on loans for the three months ended March 31, 2002 decreased 202 basis points compared to the same period in 2001. The decrease is primarily attributable to the decreases in the prime lending rate during 2001, which were effected by the Federal Reserve rate cut initiative. The yields on investment securities and other earning assets also decreased over the same periods. The overall yield on earning assets decreased 193 basis points in the first quarter of 2002 compared to the first quarter of 2001. For the first quarter of 2002, the cost of interest bearing liabilities decreased by 260 basis points from the same period in 2001. As a result, net interest spread for the first quarter of 2002 increased 67 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and the Banks’ needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2002 and 2001.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Quarters Ended March 31
Yields and rates are fully tax-equivalent basis
(all dollar amounts in thousands)

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans, net of unearned income	$291,271	$5,329	7.42%	$164,453	$3,829	9.44%
Investment securities	37,955	446	4.83%	20,871	382	7.42%
Other earning assets	3,347	12	1.45%	12,142	165	5.51%

Total earning assets	332,573	5,787	7.06%	197,466	4,376	8.99%
Allowance for loan losses	(3,882)			(2,019)
Intangible asset	6,192			6,619
Investment in sub	—			—
Cash & due from	11,094			7,585
Premises & equipment	9,823			7,245
Other assets	3,271			1,505

TOTAL ASSETS	$359,071			$218,401

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
NOW accounts	$23,273	49	0.85%	$15,547	80	2.09%
Money market accounts	54,745	290	2.15%	17,856	193	4.38%
Savings deposits	9,358	30	1.30%	6,256	48	3.11%
Time deposits < $100	96,404	909	3.82%	73,969	1,196	6.56%
Time deposits > $100	63,433	644	4.12%	36,717	611	6.75%
Federal funds purchased	5,517	26	1.91%	—	—	—
Repurchase agreements	10,445	45	1.75%	5,108	55	4.37%
Other borrowings	5,184	58	4.54%	—	—	—

Total interest bearing liabilities	268,359	2,051	3.10%	155,453	2,183	5.70%

Net interest spread		$3,736	3.96%		$2,193	3.29%

Noninterest bearing demand deposits	47,880			30,439
Accrued expenses and other liabilities	2,772			1,690
Shareholders’ equity	39,748			30,654
Unrealized gain/loss inv sec	312			165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$359,071			$218,401

Impact of non-interest bearing sources and other changes in balance sheet composition			0.60%			1.21%
Net yield on earning assets			4.56%			4.50%

     The following table presents the dollar amount of changes in interest income and interest expense from the 3-month period ended March 31, 2001 to the 3-month period ended March 31, 2002. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended March 31
(all dollar amounts in thousands)

	2002 Compared to 2001 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total

Interest earning assets:
Loans, net of unearned income	$2,320	$(820)	$1,500
Investment securities	203	(139)	64
Other earning assets	(32)	(121)	(153)

Total earning assets	2,491	(1,080)	1,411

Interest bearing liabilities:
NOW accounts	16	(47)	(31)
Money market accounts	195	(98)	97
Savings deposits	10	(28)	(18)
Time deposits < $100	212	(499)	(287)
Time deposits > $100	271	(238)	33
Federal funds purchased	26	—	26
Repurchase agreements	23	(33)	(10)
Other borrowings	58	—	58

Total interest bearing liabilities	811	(943)	(132)

Increase (decrease) in net interest income	$1,680	$(137)	$1,543

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended March 31, 2002 was $110 thousand compared to $278 thousand in the same period of 2001. Net recoveries for the first three months of 2002 were $2 thousand compared to net charge-offs of $5 thousand in 2001.

     The provision expense for 2002 decreased from the amount in 2001 due to our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, changes in past due loans, as well as general economic conditions. From December 31, 2001 to March 31, 2002, the loan portfolio decreased by $2.7 million, compared to an increase of $26.2 million for the three months ended March 31, 2001. Loans decreased this year due to our efforts to improve our liquidity position. See “Liquidity.”

     Assuming that the quality of our assets does not deteriorate, we anticipate that during the remainder of 2002 our provision expense for loan losses will be less than it was in 2001 because we do not anticipate that our loan portfolio will grow at the pace that it grew in 2001. See “Nonperforming Assets.”

     The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We periodically analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

•	our banks’ loan loss experience;

•	the amount of past due and nonperforming loans;

•	specific known risks;

•	the status and amount of past due and nonperforming assets;

•	underlying estimated values of collateral securing loans;

•	current and anticipated economic conditions; and

•	other factors which management believes affects the allowance for potential credit losses.

     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our banks and presented to the respective boards of directors on a regular basis. In addition, we engaged an outside loan review consultant to perform, on an annual basis, an independent review of the quality of the loan portfolio and adequacy of the allowance.

     The banks’ allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the federal and/or state regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

     While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     As of March 31, 2002, Frontier Bank’s allowance for loan losses was $2.2 million or 1.31% of quarter-end loans outstanding at Frontier Bank. The percentage of allowance to loans increased during the first three months of 2002 by six basis points from December 31, 2001 level of 1.25%. The percentage increase occurred due to Frontier Bank decreasing its outstanding loans by $4.2 million over the first three months of 2002. Loans decreased as a result of Frontier Bank’s efforts to improve its liquidity position (see “Liquidity”). Frontier Bank’s peer group, as defined by the Federal Financial Institutions Examination Council’s December 31, 2001 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with 3 or more banking offices located in a metropolitan area. This peer group, which includes 841 banks, had a ratio of the allowance for loan losses divided by total loans of 1.24% as of December 31, 2001, or seven basis points less than Frontier Bank. Upon attaining the charter for Frontier Bank in 2000, the Tennessee Department of Financial Institutions imposed a three-year charter condition that “at all times during the first three (3) years of operation, the Bank shall maintain a minimum allowance for loan losses ratio of 1.25 percent of total loans.” We believe that this requirement, as well as the fact that our outstanding loans decreased and we did not decrease the allowance for losses, has resulted in an allowance of $507 thousand more as of March 31, 2002 than our methodology and assessments would indicate. Using our methodology, which incorporates the aforementioned consideration factors, we believe that as of March 31, 2002 an adequate allowance for loan losses is approximately $1.7 million, or 1.01% of outstanding loans.

     As of March 31, 2002, Dalton Whitfield Bank’s allowance for loan losses was $1.8 million, or 1.43% of the year-end loans outstanding at Dalton Whitfield Bank. Dalton Whitfield Bank’s peer group, as defined by the Federal Financial Institutions Examination Council’s December 31, 2001 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with 3 or more banking offices located in a non-metropolitan area. This peer group, which includes 885 banks, had a ratio of the allowance for loan losses divided by total loans of 1.29% as of December 31, 2001, or 14 basis point less than Dalton Whitfield Bank. We believe that as of March 31, 2002, the allowance has $52 thousand more than our methodology and assessments would indicate due to the fact that our outstanding loans decreased by $1.5 million from December 31, 2001 to March 31, 2002 as a result of our efforts to improve our liquidity (see “Liquidity”). Using our methodology, which incorporates the aforementioned consideration factors, we believe that as of March 31, 2002 an adequate allowance for loan losses is approximately $1.7 million, or 1.39 % of outstanding loans.

Noninterest Income

     Noninterest income totaled $847 thousand for the first quarter of this year, an increase of $348 thousand, or 70%, from the same period in 2001.

     Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $415 thousand for the first quarter of 2002 which was $142 thousand, or 52%, more than the corresponding quarter in 2001. Deposit related income increased as we have gained deposits, and we believe that this source of income will continue to be boosted by further deposit growth and our pending acquisition of First State Bank. Mortgage loan fees increased by $133 thousand, or 84%, to $291 thousand for the first quarter of 2002 from the prior year. In 2001, rates for fixed rate residential 15- and 30-year loan products reached their lowest levels in the fourth quarter of the year, and as a result, the mortgage refinancing activity peaked at that time. Since the fourth quarter of 2001, the mortgage refinancing market has slowed; however, we have enhanced our aggregate production, and thus mortgage loan fee income, by opening a mortgage department at Dalton Whitfield Bank. That department opened on August 1, 2001, and was in full production during the first quarter of 2002. We believe that mortgage loan fees will remain at current levels or increase slightly for the remainder of 2002.

Noninterest Expense

     Noninterest expenses for the first quarter totaled $3.2 million, which was an increase of $913 thousand or 40% over the first quarter of 2001. First Security’s overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses, and income tax expenses, as a percentage of net interest income and noninterest income) decreased from 79% in the first quarter of 2001 to 69% for the same period in 2002. This is reflective of our growth and the subsequent 70% increase in earnings from the first quarter of 2001 to the same period in 2002 as described in “Net Interest Income” and “Noninterest Income.”

     Compared to the first quarter of 2001, salaries and benefits increased $651 thousand or 55% to $1.8 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings. As of March 31, 2001, we had seven full service branches and one loan production office open with a total of 104 full time equivalent employees. As of March 31, 2002, we employed 138 full time equivalent employees and operated 12 full service branches and one loan production office.

     The following expense categories are all higher in the first quarter 2002 versus the same period in the prior year as a result of the aforementioned branching activities. Occupancy expenses increased $49 thousand or 25% to $249 thousand. Furniture, fixtures and equipment expenses increased $59 thousand or 35% to $226 thousand. Data processing costs increased $30 thousand or 23% to $161 thousand. Advertising increased $20 thousand or 42% to $68 thousand. Supplies, communications, and postage expenses increased in aggregate by $49 thousand or 31% to $206 thousand.

     Professional fees increased $118 thousand or 155% to $194 thousand from quarter to quarter. The primary reason for the increase was our accrual of the anticipated fees related to outsourcing of internal audit, loan review, and compliance to Professional Bank Services, as well as external audit services and legal advice.

     Goodwill amortization decreased from $120 thousand for the first three months of 2001 to $0 for the same period in 2002 as a result of FSG’s adoption of SFAS 142 which eliminated the requirement that companies amortize goodwill; however, goodwill must still be written down if the carrying value becomes impaired.

Statement of Financial Condition

     First Security’s total assets at March 31, 2002 and 2001, were $371.5 million and $232.2 million, respectively, and $361.9 million at December 31, 2001. Average earning assets for the first quarter of 2002 were $332.6 million versus $197.5 million for the same period a year earlier, an increase of 68%. Upon the consummation of the acquisition of First State Bank, our total assets should approximate $415 million.

     First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

     Average loans of $291.3 million represented 88% of our average earning assets during the first quarter of 2002. From December 31, 2001, gross loans decreased $2.7 million to $288.4 million at March 31, 2002; this decrease was due to our efforts to improve our liquidity. Comparing the first quarter end of 2001 to 2002, gross loans increased $109.2 million, or 61%. We believe that general loan growth will remain strong, however, not at the same level that we experienced during the past year. Funding of future loan growth will be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth will be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

     The allowance for loan losses was $3.9 million or 1.37 percent of outstanding loans at March 31, 2002 and $3.8 million or 1.31 percent of outstanding loans, at December 31, 2001. The allowance for loan losses was 338% of nonperforming loans at March 31, 2002 and 634% of nonperforming loans at December 31, 2001. For the first three months of 2002, net recoveries arising from commercial loans totaled $50 thousand; whereas, net losses from consumer loans totaled $48 thousand. See “Provision for Loan Losses.” We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

     The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

	Three Months Ended March 31,

	(in thousands)
	2002		2001

		Percentage of loans		Percentage of loans
		in each category to		in each category to
	Amount	total loans	Amount	total loans

Commercial	$1,597	32.9%	$781	37.6%
Real estate-construction	216	7.0%	51	3.5%
Real estate-mortgage	997	38.8%	667	39.5%
Consumer	568	21.3%	313	19.4%
Charter condition and unallocated	559	0.0%	403	0.0%

Total	$3,937	100.0%	$2,215	100.0%

Nonperforming Assets

     Nonaccrual loans were $1.1 million at March 31, 2002, $519 thousand at December 31, 2001 and $63.5 thousand at March 31, 2001. The nonaccrual loans in March 2002 included $629 thousand secured by real estate, $421 thousand of commercial loans and $38 thousand of consumer loans. The ratio of nonaccrual loans to total loans was 0.38% at March 31, 2002 and 0.18% at December 31, 2001. At each date, we did not own any other real estate.

     Loans past due 90 days and still accruing were $175 thousand at March 31, 2002, compared to $21 thousand at December 31, 2001. All past due loans at March 2002 were consumer loans.

Investment Securities and Other Earning Assets

     Securities totaled $39.4 million at March 31, 2002, $37.3 million at December 31, 2001, and $21.3 million at March 31, 2001. The growth in the securities portfolio has occurred as a result of our efforts to improve our liquidity. At March 31, 2002, the securities portfolio had unrealized net gains of approximately $162 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. As of March 31, 2002, federal agency securities with a carrying value of $795 thousand were scheduled to mature within one year; federal agency securities with a carrying value of $14.2 million are scheduled to mature after one year and before five years; federal agency and municipal securities with carrying values of $7.8 million and $586 thousand, respectively, were scheduled to mature after five years and before ten years; and, federal agency and municipal securities with carrying values of $14.4 million and $1.3 million, respectively, were scheduled to mature after ten years. This maturity schedule excludes security prepayment and call features. As of March 31, 2002, the weighted average yield of the securities scheduled to mature within one year was 6.6%; securities scheduled to mature after one year and before five years was 4.8%; securities scheduled to mature after five years and before ten years was 5.3%; and, securities scheduled to mature after ten years was 5.7%. We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of March 31, 2002, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of the first quarter ended 2002, the book value and market value of the securities from each such issuer are as follows:

(in thousands)	Book Value	Market Value

FNMA [1]	$11,584	$11,833
FHLMC [2]	$11,023	$10,979
SLMA [3]	$7,208	$7,271
FHLB [4]	$6,403	$6,410

1	Federal National Mortgage Association

2	Federal Home Loan Mortgage Corporation

3	Student Loan Marketing Association

4	Federal Home Loan Bank

     The following table presents the book values of the investments presented in either the March 31, 2002, December 31, 2001 or March 31, 2001 consolidated balance sheets.

(in thousands)	March 31, 2002	December 31, 2001	March 31, 2001

Federal agencies	$37,231	$36,675	$20,832
Municipals	1,919	236	0

Total	$39,150	$36,914	$20,832

     Federal funds sold increased to $15.2 million at March 31, 2002 from $0 at December 31, 2001. The increase resulted from our efforts to increase our liquidity (see “Liquidity”). We plan to invest a portion of these federal funds into liquid investment securities to improve our yield on these earning assets; however, we intend to transition the funds into the investment securities over the course of several months in order to dollar-cost-average into the market.

Deposits and Other Borrowings

     Total deposits increased 59% from March 31, 2001 to March 31, 2002, and 5% from December 31, 2001 to March 31, 2002. Our deposit growth is primarily the result of the branching activities.

     In January of this year, First Security borrowed $6 million in term notes (see “Liquidity”) from the Federal Home Loan Bank of Cincinnati. The following table details the maturities and rates of the term debt.

Date	Type	Principal	Term	Rate	Maturity

1/8/2002	Fixed Rate Advance	$500,000.00	24 mos	3.73%	1/8/04
1/8/2002	Fixed Rate Advance	500,000.00	36	4.48%	1/8/05
1/8/2002	Fixed Rate Advance	500,000.00	48	5.04%	1/8/06
1/10/2002	Fixed Rate Advance	500,000.00	24	3.65%	1/10/04
1/10/2002	Fixed Rate Advance	500,000.00	36	4.45%	1/10/05
1/10/2002	Fixed Rate Advance	500,000.00	48	5.00%	1/10/06
1/15/2002	Fixed Rate Advance	500,000.00	24	3.50%	1/15/04
1/15/2002	Fixed Rate Advance	500,000.00	36	4.22%	1/15/05
1/15/2002	Fixed Rate Advance	500,000.00	48	4.77%	1/15/06
1/17/2002	Fixed Rate Advance	500,000.00	24	3.63%	1/17/04
1/17/2002	Fixed Rate Advance	500,000.00	36	4.35%	1/17/05
1/17/2002	Fixed Rate Advance	500,000.00	48	4.88%	1/17/06

		$6,000,000.00

Composite rate	4.31%
Composite 2 yr	3.63%
Composite 3 yr	4.38%
Composite 4 yr	4.92%

Liquidity

     The liquidity position of the Banks is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At March 31, 2002, our liquidity ratio was 16.8% (excluding anticipated loan repayments). Three months earlier on December 31st, our liquidity ratio was 16.8%. Over the first three months of this year, First Security improved its liquidity ratio and reduced its dependency on overnight borrowings using two methods: (i) the Federal Home Loan Bank and (ii) selling loan participations. Frontier Bank is a member of the Federal Home Loan Bank of Cincinnati and, prior to year-end, attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio. Subsequent to year-end, management determined, because interest rates were at low levels, to convert the FHLB overnight funding, as well as a portion of federal funds purchased, into $6 million of FHLB term borrowings. The terms on the borrowings are $2 million for two years, $2 million for three years, and $2 million for four years. By using term borrowings we locked in low cost funding and we improved our liquidity ratio by decreasing our dependency on overnight liabilities. Frontier Bank also used its borrowing capacity to purchase a $4 million letter of credit that we pledged to the State of Tennessee Public Collateral Pool. The letter of credit allowed us to release investment securities at the Collateral Pool and thus improve our liquidity ratio. Additionally, Frontier Bank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. Dalton

Whitfield Bank is a member of the Federal Home Loan Bank of Atlanta and was, subsequent to year-end, approved for borrowing capability secured by a blanket lien on select loans, yet to be determined. Dalton Whitfield Bank does not presently have any FHLB borrowings but may in the future. First Security increased its participations sold by $10.6 million during the three months ended March 31, 2002. Management intends to sell additional loans and loan participations in the future. The funds generated from these sources have provided additional liquidity for our Banks.

     Management believes the liquidity sources are adequate to meet operating needs. There are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.

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

		Adequately		Dalton Whitfield
March 31, 2002	Well Capitalized	Capitalized	First Security	Bank	Frontier Bank
Tier I capital to risk adjusted assets	6.0%	4.0%	11.9%	10.7%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	12.0%	11.5%
Leverage ratio	5.0%	4.0%	10.2%	9.1%	8.8%

		Adequately		Dalton Whitfield
December 31, 2001	Well Capitalized	Capitalized	First Security	Bank	Frontier Bank
Tier I capital to risk adjusted assets	6.0%	4.0%	11.0%	10.6%	9.9%
Total capital to risk adjusted assets	10.0%	8.0%	12.2%	11.9%	11.1%
Leverage ratio	5.0%	4.0%	9.9%	9.1%	9.2%

		Adequately		Dalton Whitfield
March 31, 2001	Well Capitalized	Capitalized	First Security	Bank	Frontier Bank
Tier I capital to risk adjusted assets	6.0%	4.0%	12.5%	9.6%	15.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.7%	10.8%	16.3%
Leverage ratio	5.0%	4.0%	11.3%	8.3%	14.4%

     We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, the capital adequacy of First Security and our subsidiaries, opportunities for growth and expansion, our subsidiaries’ need for funds, and other relevant factors, including applicable restrictions and governmental policies and regulations.

     During the first quarter of 2002, First Security sold 230,000 shares, at $10 per share, in a private placement to accredited investors. We plan to use the proceeds of this offering to fund the acquisition of First State Bank. Any remaining proceeds (or substantially all of the proceeds if we fail to complete our acquisition of First State Bank) will be used for general corporate purposes, including capital to support future growth and possible acquisitions of other banks or financial institutions.

Effects of Inflation

     Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and the Federal Reserve increased the interest rate three times in 1999 for a total of 75 basis points in an attempt to control inflation. However, the Federal Reserve also reduced interest rates on 11 occasions for a total of 475 basis points in the 2001.

     In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking business, and our shareholders’ equity. With respect to our mortgage banking business, mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Special Note Regarding Forward-Looking Statements

     Certain of the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act and the Exchange Act. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Security to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” “seeks,” or other similar words and expressions of the future.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     First Security’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (“ALCO”). ALCO has established policies and limits to monitor, measure and coordinate First Security’s sources, uses, and pricing of funds.

     Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change the interest income and expense associated with First Security’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of our earnings. ALCO utilizes the results of both a static and dynamic Gap report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

     The Gap analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

     First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $1.3 million or 8.52%, as a result of a 200 basis point decline in rates. The model also predicts a $980 thousand increase in net interest income, or 6.47%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security’s sensitivity to changes in interest rates as of March 31, 2002. Numbers are based on a flat balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of March 31, 2002
(in thousands)

	Down		Up
	200 BP	Current	200 BP

Net interest income	$2,444	$3,735	$4,715
Dollar change net interest income	(1,291)	—	980
Percent change net interest income	-8.52%	0.00%	6.47%

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

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

     During the first quarter of 2002, First Security sold 230,000 shares of its $.01 par value common stock at $10.00 per share to accredited investors. We relied upon Rule 506 of Regulation D of the Securities Act of 1933 to exempt this transaction from registration under the federal securities laws. No underwriters were involved in this transaction.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended March 31, 2002.

Current Report on Form 8-K dated March 13, 2002 and filed March 25, 2002, Items 2 and 7.

Current Report on Form 8-K dated March 20, 2002 and filed April 13, 2002, Items 5 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC. (Registrant)

May 15, 2002	/s/ Rodger B. Holley Rodger B. Holley Chairman, Chief Executive Officer & President

May 15, 2002	/s/ William L. Lusk, Jr. William L. Lusk, Jr. Secretary, Chief Financial Officer, Chief Accounting Officer & Executive Vice President