Form 10-Q
period 2002-06-30
FIRST SECURITY GROUP INC/TN
filed 2002-08-14
CIK 1138817

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                          COMMISSION FILE NO. 333-59338

                           FIRST SECURITY GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Tennessee                              58-2461486
--------------------------------------------------------------------------------
          (State of Incorporation)                     I.R.S. Employer
                                                      Identification No.)

817 Broad Street, Chattanooga, TN                          37402
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (423) 266-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


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

                          Common Stock, $.01 par value:
        7,526,104 shares outstanding and issued (including subscriptions for shares that have been accepted by the Company)
                              as of August 5, 2002.

                   First Security Group, Inc. and Subsidiaries

                                    Form 10-Q

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                    Page No.
                                                                                           --------
Item 1.           Financial Statements

                           Consolidated Balance Sheets -
                           June 30, 2002, December 31, 2001 and
                           June 30, 2001                                                         3

                           Consolidated Statements of Operations -
                           Three months and six months ended
                           June 30, 2002 and 2001                                                4

                           Consolidated Statement of Stockholders' Equity -
                           Six months ended June 30, 2002                                        6

                           Consolidated Statements of Cash Flows -
                           Six months ended June 30, 2002 and 2001                               7

                           Notes to Consolidated Financial Statements                            9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            11

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                     24


Part II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                      26

Item 6.           Exhibits and Reports on Form 8-K                                               26

SIGNATURES                                                                                       27

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements


FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,        DECEMBER 31,        JUNE 30,
                                                                     2002              2001              2001
(IN THOUSANDS)                                                   (UNAUDITED)                          (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $    20,203        $    17,899       $    12,913
Federal funds sold and securities purchased
   under agreements to resell                                            18,740                  -             2,490
                                                               ----------------- ------------------------------------
Cash and cash equivalents                                                38,943             17,899            15,403
                                                               ----------------- ------------------------------------

Securities available for sale                                            42,589             37,287            28,268
                                                               ----------------- ------------------------------------
Loans                                                                   296,215            291,043           222,722

Less:  Allowance for loan losses                                          3,944              3,825             2,752
                                                               ----------------- ------------------------------------

                                                                        292,271            287,218           219,970
                                                               ----------------- ------------------------------------
Premises and equipment, net                                              10,000              9,829             8,165
                                                               ----------------- ------------------------------------

Goodwill                                                                  6,193              6,193             6,434
                                                               ----------------- ------------------------------------

Other assets                                                              7,401              3,440             2,425
                                                               ----------------- ------------------------------------
TOTAL ASSETS                                                        $   397,397        $   361,866       $   280,665
                                                               ================= ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Noninterest bearing demand                                       $    54,792        $    48,347       $    36,342

   Interest bearing demand                                               21,600             22,051            18,017

   Savings                                                               76,069             61,754            39,604

   Certificates of deposit of $100 thousand or more                      62,551             64,885            51,250

   Certificates of deposit less than $100 thousand                       98,210             96,840            88,922
                                                               ----------------- ------------------------------------
   Total deposits                                                       313,222            293,877           234,135
Federal funds purchased and securities sold
   under agreement to repurchase                                         11,767             21,528            10,584

Other borrowings                                                          6,000              4,610             2,250

Other liabilities                                                         3,203              2,586             2,343
                                                               ----------------- ------------------------------------

Total liabilities                                                       334,192            322,601           249,312
                                                               ----------------- ------------------------------------
STOCKHOLDERS' EQUITY
   Common stock - $.01 par value - 20,000 shares authorized;
      7,229 issued as of June 30, 2002; 5,003 issued as of
      December 31, 2001; 4,162 issued as of June 30, 2001                    72                 50                42

   Paid-in surplus                                                       62,220             40,054            32,108

   Retained earnings (accumulated deficit)                                  522            (1,063)           (1,039)

   Accumulated other comprehensive income                                   391                224               242
                                                               ----------------- ------------------------------------
Total stockholders' equity                                               63,205             39,265            31,353
                                                               ----------------- ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   397,397        $   361,866       $   280,665
                                                               ================= ====================================

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                         ------------------------- --------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                     2002         2001         2002          2001
--------------------------------------------------------------------- ------------ ------------ -------------
INTEREST INCOME
   Loans, including fees                                     $ 5,455      $ 4,563      $10,784       $ 8,392

   Debt securities - taxable                                     447          370          882           752

   Debt securities - nontaxable                                   29            -           40             -

   Other                                                          93           40          105           205
                                                         ------------ ------------ ------------ -------------
     Total interest income                                     6,024        4,973       11,811         9,349
                                                         ------------ ------------ ------------ -------------

INTEREST EXPENSE

   Interest bearing demand deposits                               64           80          113           160

   Savings deposits                                              368          332          688           573

   Certificates of deposit of $100 thousand or more              593          683        1,237         1,294

   Certificates of deposit of less than $100 thousand            837        1,253        1,746         2,449

   Other                                                         108          112          238           167
                                                         ------------ ------------ ------------ -------------
     Total interest expense                                    1,970        2,460        4,022         4,643
                                                         ------------ ------------ ------------ -------------


NET INTEREST INCOME                                            4,054        2,513        7,789         4,706

   Provision for loan losses                                     139          703          249           981
                                                         ------------ ------------ ------------ -------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                             3,915        1,810        7,540         3,725
                                                         ------------ ------------ ------------ -------------

NONINTEREST INCOME

   Service charges on deposit accounts                           472          334          887           607

   Mortgage loan fee income                                      257          156          548           313

   Gain on securities                                             52            -           75             -

   Other noninterest income                                      122           80          240           149
                                                         ------------ ------------ ------------ -------------
     Total noninterest income                                    903          570        1,750         1,069
                                                         ------------ ------------ ------------ -------------

NONINTEREST EXPENSE

   Salaries and employee benefits                              1,945        1,421        3,790         2,615

   Net occupancy                                                 254          213          503           413

   Equipment expense                                             253          182          479           348

   Data processing fees                                          174          144          335           275

   Amortization expense                                            -          120            -           240

   Advertising expense                                            72           62          140           110

   Supplies expense                                               90           79          155           143

   Communications expense                                         63           47          137            86

   Professional services                                         287           47          481           123

   Postage expense                                                69           53          136           107

   Other noninterest expense                                     358           91          578           255
                                                         ------------ ------------ ------------ -------------
     Total noninterest expense                                 3,565        2,459        6,734         4,715
                                                         ------------ ------------ ------------ -------------

INCOME (LOSS) BEFORE INCOME TAX
   PROVISION (BENEFIT)                                            1,253         (79)      2,556         79

   Income tax provision (benefit)                                   474         (28)        971         37
                                                             ----------------------------------------------
NET INCOME (LOSS)                                                $  779      $  (51)    $ 1,585     $   42
                                                             ==============================================

NET INCOME (LOSS) PER SHARE
   BASIC                                                        $  0.13     $ (0.01)    $  0.29    $  0.01
   DILUTED                                                      $  0.13     $ (0.01)    $  0.28    $  0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC                                                          5,975        4,108      5,495      4,107
   DILUTED                                                        6,057        4,108      5,577      4,270

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                     RETAINED       ACCUMULATED
                                                    COMMON STOCK                     EARNINGS          OTHER
                                                  ----------------     PAID-IN     (ACCUMULATED    COMPREHENSIVE
(IN THOUSANDS)                                    SHARES    AMOUNT     SURPLUS       DEFICIT)          INCOME          TOTAL
---------------------------------------------------------- ---------  ----------- --------------- ----------------- ------------
Balance - December 31, 2001                         5,003      $ 50     $ 40,054      $  (1,063)         $     224     $ 39,265
Comprehensive income -
   Net income (unaudited)                                                                  1,585                          1,585
   Change in net unrealized gain on securities
     available for sale, net of tax (unaudited)                                                                167          167
                                                                                                                    ------------
Total comprehensive income (unaudited)                                                                                    1,752

Common stock sold but not issued (unaudited)        2,226        22       22,234                                         22,256

Offering related expenses (unaudited)                                       (68)                                           (68)
                                                 --------- ---------  ----------- --------------- ----------------- ------------
Balance - June 30, 2002 (unaudited)                 7,229      $ 72     $ 62,220      $      522         $     391     $ 63,205
                                                 ========= =========  =========== =============== ================= ============

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                     ---------------------------
(IN THOUSANDS)                                                        2002            2001
--------------------------------------------------------------------------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $  1,585        $    42

   Provision for loan losses                                                 249            981

   Net amortization (accretion) of securities                                 15           (71)

   Amortization of goodwill                                                    -            240

   Depreciation                                                              364            264

   Gain on sale of available-for-sale securities                            (75)              -
   Changes in operating assets and liabilities -
     Decrease (increase) in -

        Interest receivable                                                   45          (223)

        Other assets                                                     (4,115)            230
     Increase (decrease) in -

        Interest payable                                                     445            803

        Other liabilities                                                    172          (419)
                                                                ----------------- --------------

        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (1,315)          1,847
                                                                ----------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities -

     Sales                                                                 6,045              -

     Maturities, prepayments, and calls                                    5,053          4,891

     Purchases                                                          (16,065)       (12,653)

   Loan originations and principal collections, net                      (5,301)       (69,980)

   Additions to premises and equipment                                     (535)        (1,407)
                                                                ----------------- --------------

        NET CASH USED BY INVESTING ACTIVITIES                           (10,803)       (79,149)
                                                                ----------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in deposits                                               19,345         71,621
   Net increase (decrease) in federal funds purchased and

     securities sold under agreements to repurchase                      (9,761)          5,996

   Proceeds from issuance of long term debt                                1,390              -

   Proceeds from issuance of subordinated debt                                 -          2,250

   Proceeds from sale of common stock, net                                22,188            563
                                                                ----------------- --------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                         33,162         80,430
                                                                ----------------- --------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 21,044          3,128

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           17,899         12,275
                                                                ----------------- --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $ 38,943       $ 15,403
                                                                ================= ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Unrealized appreciation of securities, net of deferred
     taxes of $109 for 2002 and  $103 for 2001                        $     167       $   154
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
   Interest paid                                                      $    4,467      $  3,832


                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other period. The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

NOTE B - COMPREHENSIVE INCOME

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001, respectively, was as follows:

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                            -------------------------------------------
      (DOLLARS IN THOUSANDS)                                  2002       2001           2002      2001
      -------------------------------------------------------------------------------------------------
      Net income (loss)                                      $  779     $ (51)        $ 1,585    $  42
      Unrealized gain (loss) - securities,
      net of tax                                                229       (38)            167      154
                                                            -------------------------------------------
      Comprehensive income (loss), net of tax               $ 1,008     $ (89)        $ 1,752    $ 196
                                                            ===========================================

NOTE C - EARNINGS PER SHARE

      On March 19, 2002, First Security's non-underwritten private placement of up to $20 million in shares of First Security's common stock at a price of $10 per share became effective. Subsequently, the private placement was increased from $20 million to $25 million. As of June 30, 2002, First Security had sold 2,225,620 shares in the offering.

     Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security's Form 10-K, which contains descriptions of First Security's Stock Option Plan (the "Plan"). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the three months ended June 30, 2002 and a dilutive impact of $.01 on net income per share for the six months ended June 30, 2002.

NOTE D - REGULATORY AND ACCOUNTING PRONOUNCEMENTS

     First Security adopted the provisions of FASB Statement No. 142 (SFAS
142), "Goodwill and Other Intangible Assets" on January 1, 2002. A discussion of the effect of adopting SFAS 142 is included in management's discussion and analysis of noninterest expense.

     In April 2002, FASB issued Statement No. 145, (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will not be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. The effect of adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or its financial position.

     In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The effect of adoption of SFAS 146 is not expected to have a material effect on First Security's results of operations or its financial position.

     Our Banks are members of the FDIC's Bank Insurance Fund ("BIF"), and subject to FDIC deposit insurance assessments. FDIC annual deposit insurance assessment rates currently range from 0 basis points on deposits for a financial institution in the highest category to 27 basis points on deposits for an institution in the lowest category, but may be as high as 31 basis points per $100 of deposits. The FDIC also collects The Financing Corporation ("FICO") deposit assessments on deposits, which for BIF members ranged from 1.84 to 1.96 basis points for BIF deposits. The Banks were not assessed any BIF premiums in 2001 or 2000. The Banks did pay $34 thousand in FICO assessments in 2001, and $16 thousand in 2000. FICO assessments are 1.82 basis points, 1.76 basis points, and 1.72 basis points, respectively for the first, second, and third quarters of 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this Form 10-Q, "First Security," "FSG," "we," "us," and "our" refer to First Security Group, Inc.

SECOND QUARTER 2002

     The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month and six-month periods ended June 30, 2002 and 2001. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

     On March 13, 2002, we entered into an Agreement and Plan of Share
Exchange with First State Bank in Maynardville, Tennessee. Maynardville is located in Union County, Tennessee, which is adjacent to the northern side of Knox County, Tennessee. We completed the acquisition effective July 20, 2002. First Security paid approximately $8.1 million for all of the outstanding common stock of First State Bank. First State Bank now operates as a wholly-owned subsidiary of FSG. As of December 31, 2001, First State Bank had consolidated assets of approximately $43.1 million, consolidated deposits of approximately $36.9 million, and consolidated shareholders' equity of approximately $5.8 million.

OVERVIEW

     As of June 30, 2002, First Security had total consolidated assets of $397.4 million, total loans of $296.2 million, total deposits of $313.2 million and stockholders' equity of $63.2 million. Our net income was $779 thousand and $1.6 million for the three and six months ended June 30, 2002.


RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 2002, was $779 thousand, or $.13 per share (basic and diluted), compared to a net loss of $51 thousand, or $.01 per share (basic and diluted), in the same period of 2001. Net income for the six months ended June 30, 2002, was $1.6 million, or $.29 per basic share and $.28 per diluted share, compared to net income of $42 thousand or $.01 per share (basic and diluted) in the same period of 2001. As with the first quarter of 2002, our second quarter, as well as the first six months ended June 30, 2002, resulted in significantly more net income than 2001 levels. The increases are due to the growth rate of net interest income and noninterest income outpacing the growth rate of noninterest expenses, as well as a decrease in loan loss provision. Each of these categories is explained in detail in the following narrative.

     Return on average assets (annualized) for the three months ended June 30, 2002 and 2001 was 0.8% and -0.1%, respectively. For the six months ended June 30, 2002 and 2001, return on average assets (annualized) was 0.9% and 0.0%, respectively. Return on average equity (annualized) for the three months ended June 30, 2002 and 2001 was 6.4% and -0.7%, respectively; and, for the six months ended June 30, 2002 and 2001, was 7.1% and 0.3%, respectively.

Net Interest Income

     Net interest income increased by $1.5 million or 61% to $4.1 million for the second quarter of 2002 compared to the same period a year ago. For the six-month period ending June 30, 2002, net interest income increased by $3.1 million, or 66%, over the same period in the previous year. There are two factors that influence net interest income: (1) volume of earning assets, and
(2) rate of net interest margin on those earning assets. Both factors caused an increase in our net interest income from 2001 to 2002.

     Quarter-to-date average earning assets increased by $123.1 million or 53% to $354.7 million compared to average earning assets for the same period in 2001. On a year-to-date basis, average earning assets increased by $129.1 million or 60% to $343.7 million versus the same period in 2001. Our average earning assets increased due to our branching activities and increased loan demand, which is due, in part, to our management team's ties to the local communities in which they work. As of June 30, 2002, our subsidiary banks had 12 full service branches and one loan production office, compared to nine full service branches and one loan production office as of June 30, 2001. Through our branch network, our bankers were able to increase deposits and deploy those funds into earning assets. This increase in earning assets has enabled First Security to earn more net interest income. Subsequent to June 30, 2002, Frontier Bank opened a full service bank branch in Ooltewah, Tennessee, and First Security completed its acquisition of First State Bank. We anticipate that these efforts will increase our earning assets and thus enhance our net interest income in the future.

     The other factor influencing net interest income is net interest margin. Positive changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. On a fully tax equivalent basis, our net interest margin was 25 basis points higher in the second quarter of 2002 compared to the same period in 2001, and 15 basis points higher for the first six months of 2002 versus the same period in 2001.

     For the second quarter of 2002, 77% of average earning assets were funded with interest bearing liabilities, compared to 81% for the same period in 2001. This decrease in reliance on interest bearing funding contributed to improving our net interest margin. A second contributing factor to our improved net interest margin was that our weighted average rate on interest bearing liabilities decreased at a faster pace than the weighted average yield on interest earning assets. Interest rate decreases in 2001 resulted from the Federal Reserve's initiative to stimulate economic growth in the weakening U.S. economy. In 2001 the Federal Reserve cut interest rates 11 times for an aggregate total of 4.75%. At the beginning of 2001, the federal funds rate and the prime lending rate were 6.5% and 9.5%, respectively. By the end of 2001, these rates had decreased to 1.75% and 4.75%. Since December 31, 2001 to the date of this report, the Federal Reserve has not changed interest rates.

    As a result of these rate decreases in 2001 and as assets and liabilities continue to mature and reprice, we believe that the average rate earned on assets and the average rate paid on liabilities may decrease slightly over the next several months barring a Federal Reserve interest rate increase.

    The interest rate earned on loans for the three months ended June 30, 2002 decreased 145 basis points compared to the same period in 2001. The decrease is primarily attributable to the decreases in the prime lending rate during 2001, which were effected by the Federal Reserve rate cut initiative. The yields on investment securities and other earning assets also decreased over the same periods. The overall yield on earning assets decreased 178 basis points in the second quarter of 2002 compared to the same period in 2001. For the second quarter of 2002, the cost of interest bearing liabilities decreased by 239 basis points from the same period in 2001. As a result, net interest spread for the first quarter of 2002 increased 60 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and the Banks' needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended June 30, 2002 and 2001.

Average Consolidated Balance Sheets and Net Interest Analysis
For the three months ended June 30
Yield / Rates on Fully Tax-Equivalent Basis
(all dollar amounts in thousands)


                                        -------------------------------- -----------------------------------
                                                     2002                               2001
                                        -------------------------------- -----------------------------------
                                          Average   Income/   Yield/        Average    Income/    Yield/
                                          Balance   Expense    Rate         Balance    Expense     Rate
                                        -------------------------------- -----------------------------------
Assets
Earning assets:
Loans, net of unearned income             $ 293,272  $ 5,455      7.46%      $ 205,476   $ 4,563      8.91%

Investment securities                        41,693      476      4.73%         23,055       370      6.44%

Other earning assets                         19,769       93      1.89%          3,059        40      5.24%
                                        -------------------------------- -----------------------------------
  Total earning assets                      354,734    6,024      6.83%         231,590     4,973     8.61%

Allowance for loan losses                   (3,912)                            (2,420)

Intangible asset                              6,192                              6,498

Cash & due from banks                        12,747                              9,270

Premises & equipment                          9,885                              7,768

Other assets                                  3,391                              2,016
                                        ------------                     --------------
      TOTAL ASSETS                        $ 383,037                          $ 254,722
                                        ============                     ==============

Liabilities and Stockholders' Equity

Interest bearing liabilities:

NOW accounts                              $  22,790       64      1.13%      $  16,380        80      1.96%

Money market accounts                        62,243      335      2.16%         26,525       279      4.22%

Savings deposits                             10,115       33      1.31%          7,138        53      2.98%

Time deposits < $100                         96,758      837      3.47%         81,868     1,253      6.14%

Time deposits > $100                         63,768      593      3.73%         44,628       683      6.14%

Federal funds purchased                           -        -      0.00%          2,147        21      3.92%

Repurchase agreements                        11,717       43      1.47%          6,409        63      3.94%

Other borrowings                              6,000       65      4.35%          1,879        28      6.00%
                                        -------------------------------- ------------------------ ------------
  Total interest bearing liabilities        273,391    1,970      2.89%        186,974     2,460      5.28%
                                            --------------------------         ---------------------------
Net interest spread                                  $ 4,054      3.94%                  $ 2,513      3.33%
                                                   ==========                         ===========
Noninterest bearing demand deposits
                                             57,968                             34,647

Accrued expenses and other liabilities        3,018                              2,135

Stockholders' equity                         48,424                             30,754

  Unrealized gain/loss on securities            236                                212
      TOTAL LIABILITIES AND
                                        ------------                     --------------
      STOCKHOLDERS' EQUITY                $ 383,037                          $ 254,722
                                        ============                     ==============

Impact of noninterest bearing
  sources and other changes in
  balance sheet composition                                       0.66%                               1.02%
                                                            ------------                        ------------

Net yield on earning assets                                       4.60%                               4.35%
                                                            ============                        ============

     The following table presents the dollar amount of changes in interest income and interest expense from the 3-month period ended June 30, 2001 to the 3-month period ended June 30, 2002. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended June 30
(all dollar amounts in thousands)


                                           2002 Compared to 2001
                                              Increase (Decrease)
                                           in Interest Income and Expense
                                                Due to Changes in:
                                       ---------------------------------
                                           Volume       Rate      Total
                                       ---------------------------------
Percent change net interest income
  Loans, net of unearned income            $ 1,633    $ (741)    $  892

  Investment securities                        223      (117)       106

  Other earning assets                          79       (26)        53
                                       ---------------------------------

    Total earning assets                     1,935      (884)     1,051
                                       ---------------------------------

Interest bearing liabilities:

  NOW accounts                                  18       (34)      (16)

  Money market accounts                        192      (136)        56

  Savings deposits                              10       (30)      (20)

  Time deposits < $100                         129      (545)     (416)

  Time deposits > $100                         178      (268)      (90)

  Federal funds purchased                        -       (21)      (21)

  Repurchase agreements                         19       (39)      (20)

  Other borrowings                              45        (8)        37
                                          -----------------------------

    Total interest bearing liabilities
                                               591    (1,081)     (490)
                                       ---------------------------------
Increase in net interest income            $ 1,344     $  197   $ 1,541
                                       =================================


    Comparing the six months ended June 30, 2002 to the same period in 2001, the interest rate earned on loans decreased 170 basis points because of the Federal Reserve's rate cut initiative. We believe that the yield on the loan portfolio, as well as the yield on earning assets and the cost of funding interest bearing liabilities will most likely decrease because these assets and liabilities will continue to reprice at lower rates. The yield on earning assets decreased by 184 basis points and the cost of interest bearing liabilities decreased 248 basis points, which caused the net interest spread to increase by 64 basis points. The following table summarizes net interest income and average yields and rates paid for the six months ended June 30, 2002 and 2001.

Average Consolidated Balance Sheets and Net Interest Analysis
For the six months ended June 30
Yield / Rates on Fully Tax-Equivalent Basis
(all dollar amounts in thousands)


                                        -------------------------------- -----------------------------------
                                                     2002                               2001
                                        -------------------------------- -----------------------------------
                                          Average   Income/   Yield/        Average    Income/    Yield/
                                          Balance   Expense    Rate         Balance    Expense     Rate
                                        -------------------------------- -----------------------------------
Assets
Earning assets:
Loans, net of unearned income             $ 292,276  $10,784      7.44%      $ 185,078   $ 8,392      9.14%

Investment securities                        39,583      922      4.80%         21,969       752      6.90%

Other earning assets                         11,857      105      1.79%          7,574       205      5.46%
                                        -------------------------------- -----------------------------------
  Total earning assets                      343,716   11,811      6.94%        214,621     9,349      8.78%

Allowance for loan losses                   (3,896)                            (2,220)

Intangible asset                              6,192                              6,558

Cash & due from banks                        11,925                              8,432

Premises & equipment                          9,855                              7,509

Other assets                                  3,331                              1,760
                                        ------------                     --------------
      TOTAL ASSETS                        $ 371,123                          $ 236,660
                                        ============                     ==============

Liabilities and Stockholders' Equity

Interest bearing liabilities:

NOW accounts                              $  23,029      113      0.99%      $  15,966       160      2.02%

Money market accounts                        58,515      625      2.15%         22,215       473      4.29%

Savings deposits                              9,739       63      1.30%          6,699       100      3.01%

Time deposits < $100                         96,582    1,746      3.65%         77,940     2,449      6.34%

Time deposits > $100                         63,600    1,237      3.92%         40,695     1,294      6.41%

Federal funds purchased                       2,746       26      1.91%          1,075        21      3.94%

Repurchase agreements                        11,085       89      1.62%          5,762       118      4.13%

Other borrowings                              5,594      123      4.43%            945        28      6.00%
                                        -------------------------------- -----------------------------------
  Total interest bearing liabilities
                                            270,890    4,022      2.99%        171,297     4,643      5.47%
                                        -------------------------------- -----------------------------------
Net interest spread                                  $ 7,789      3.95%                  $ 4,706      3.31%
                                                   ==========                         ===========
Noninterest bearing demand deposits
                                             52,951                             32,555

Accrued expenses and other liabilities        2,900                              1,916

Stockholders' equity                         44,109                             30,703

  Unrealized gain/loss on securities            273                                189
      TOTAL LIABILITIES AND
                                        ------------                     --------------
      STOCKHOLDERS' EQUITY                $ 371,123                          $ 236,660
                                        ============                     ==============

Impact of noninterest bearing
  sources and other changes in
  balance sheet composition                                       0.63%                               1.12%
                                                            ------------                        ------------

Net yield on earning assets                                       4.58%                               4.43%
                                                            ============                        ============

     The following table presents the dollar amount of changes in interest income and interest expense from the six months ended June 30, 2001 to the six months ended June 30, 2002. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Six Months Ended June 30
(all dollar amounts in thousands)


                                              2002 Compared to 2001
                                                Increase (Decrease)
                                          in Interest Income and Expense
                                                Due to Changes in:
                                       ---------------------------------
                                            Volume     Rate       Total
                                       ---------------------------------
Percent change net interest income
  Loans, net of unearned income            $ 3,955   $(1,563)   $ 2,392

  Investment securities                        419      (249)       170

  Other earning assets                          38      (138)     (100)
                                       ---------------------------------

    Total earning assets                     4,412    (1,950)     2,462
                                       ---------------------------------

Interest bearing liabilities:

  NOW accounts                                  35       (82)      (47)

  Money market accounts                        388      (236)       152

  Savings deposits                              20       (57)      (37)

  Time deposits < $100                         337    (1,040)     (703)

  Time deposits > $100                         445      (502)      (57)

  Federal funds purchased                       16       (11)         5

  Repurchase agreements                         43       (72)      (29)

  Other borrowings                             102        (7)        95
                                       ---------------------------------
    Total interest bearing liabilities
                                             1,386    (2,007)     (621)
                                       ---------------------------------
Increase in net interest income            $ 3,026     $   57   $ 3,083
                                       =================================

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended June 30, 2002 was $139 thousand compared to $703 thousand in the same period of 2001. Net charge-offs for the second quarter of 2002 were $132 thousand compared to net charge-offs of $167 thousand for the same period in 2001. The provision for the six months ended June 30, 2002 and 2001 was $249 thousand and $981 thousand, respectively. Net charge-offs for the six months ended June 30, 2002 and 2001 were $130 thousand and $172 thousand, respectively.

     The provision expense for 2002 decreased from the amount in 2001 due to our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth and changes in past due loans. From December 31, 2001 to June 30, 2002, the loan portfolio increased by $5.2 million, compared to an increase of $69.8 million for the six months ended June 30, 2001. Loans increased at a slower rate this year due to our efforts to improve our liquidity position. See "Liquidity."

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

    The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We periodically analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

    o    our banks' loan loss experience;

    o    the amount of past due and nonperforming loans;

    o    specific known risks;

    o    the status and amount of past due and nonperforming assets;

    o    underlying estimated values of collateral securing loans;

    o    current and anticipated economic conditions; and

    o other factors which management believes affects the allowance for potential credit losses.

    An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our banks and presented to the respective boards of directors on a regular basis. In addition, beginning in 2001, we engaged an outside loan review consultant to perform, on an annual basis, an independent review of the quality of the loan portfolio and adequacy of the allowance.

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

    As of June 30, 2002, Frontier Bank's allowance for loan losses was $2.2 million or 1.29% of its outstanding loans. The percentage of allowance to loans increased during the first six months of 2002 by four basis points from the December 31, 2001 level of 1.25%. The percentage increase occurred due to the following reason. While Frontier Bank's loan portfolio grew in the first six months of 2002 such growth was modest as we, subsequent to December 31, 2001, determined to improve Frontier Bank's liquidity position (see "Liquidity"). However, as we did not adjust downward the projected and corresponding growth in Frontier Bank's loan loss reserve to reflect the slower growth in its loan portfolio, the percentage of allowance to loan losses increased. Frontier Bank's peer group, as defined by the Federal Financial Institutions Examination Council's March 31, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with 3 or more banking offices located in a metropolitan area. This peer group, which includes 831 banks, had a ratio of the allowance for loan losses divided by total loans of 1.26% as of March 31, 2002, or three basis points less than Frontier Bank. Upon attaining the charter for Frontier Bank in 2000, the Tennessee Department of Financial Institutions imposed a three-year charter condition that "at all times during the first three (3) years of operation, the Bank shall maintain a minimum allowance for loan losses ratio of 1.25 percent of total loans." We believe that this requirement has resulted in an allowance of $224 thousand more as of June 30, 2002 than our methodology and assessments would indicate. Using our methodology, which incorporates the aforementioned consideration factors, we believe that as of June 30, 2002 an adequate allowance for loan losses is approximately $2.0 million, or 1.16% of outstanding loans.

     As of June 30, 2002, Dalton Whitfield Bank's allowance for loan losses was $1.8 million, or 1.39% of its loans outstanding. Dalton Whitfield Bank's peer group, as defined by the Federal Financial Institutions Examination Council's March 31, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with 3 or more banking offices located in a non-metropolitan area. This peer group, which includes 891 banks, had a ratio of the allowance for loan losses divided by total loans of 1.33% as of March 31, 2002, or six basis points less than Dalton Whitfield Bank. Using our methodology, which incorporates the aforementioned consideration factors, we believe that Dalton Whitfield Bank's allowance for loan losses was adequate as of June 30, 2002.

Noninterest Income

     Noninterest income totaled $903 thousand for the second quarter of this year, an increase of $333 thousand, or 58%, from the same period in 2001. Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $472 thousand for the second quarter of 2002, which was $138 thousand, or 41%, more than the corresponding quarter in 2001. Deposit related income increased as we have gained deposits, and we believe that this source of income will continue to be boosted by further deposit growth and our acquisition of First State Bank. Mortgage loan fees increased by $101 thousand, or 65%, to $257 thousand for the second quarter of 2002 from the prior year. In 2001, rates for fixed rate residential 15- and 30-year loan products reached their lowest levels in the fourth quarter of the year, and as a result, the mortgage refinancing activity peaked at that time. Since the fourth quarter of 2001, the mortgage refinancing market has slowed; however, we have enhanced our aggregate production, and thus mortgage loan fee income, by opening a mortgage department at Dalton Whitfield Bank. That department opened on August 1, 2001, and was in full production during the first quarter of 2002. We believe that mortgage loan fees will remain near current levels for the remainder of 2002.

     For the first six months of this year, noninterest income was $1.8 million, which is an increase of $681 thousand, or 64%, over the same period in 2001. For the first six months of 2002, deposit related income totaled $887 thousand, an increase of $280 thousand, or 46%, over the first six months of 2001. Mortgage loan fees totaled $548 thousand for the six months ended June 30, 2002, which is $235 thousand, or 75%, more than the same period in 2001.

Noninterest Expense

     Noninterest expenses for the second quarter totaled $3.6 million, which was an increase of $1.1 million, or 45% over the second quarter of 2001. First Security's overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses, and income tax expenses, as a percentage of net interest income and noninterest income) decreased from 76% in the second quarter of 2001 to 72% for the same period in 2002. This is reflective of our growth and the subsequent increase in earnings from the second quarter of 2001 to the same period in 2002 as described in "Net Interest Income" and "Noninterest Income."

     Compared to the second quarter of 2001, salaries and benefits increased $524 thousand or 37% to $1.9 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings. As of June 30, 2001, we had nine full service branches and one loan production office open and a total of 126 full time equivalent employees. As of June 30, 2002, we employed 146 full time equivalent employees and operated 12 full service branches and one loan production office. Salaries and benefits will increase for the remainder of 2002 as a result of our acquisition of First State Bank.

     The following expense categories are all higher in the second quarter 2002 versus the same period in the prior year as a result of the aforementioned branching activities. Occupancy expenses increased $41 thousand, or 19%, to $254 thousand. Furniture, fixtures and equipment expenses increased $71 thousand, or 39%, to $253 thousand. Data processing costs increased $30 thousand, or 21%, to $174 thousand. Advertising increased $10 thousand, or 16%, to $72 thousand. Supplies, communications, and postage expenses increased in aggregate by $43 thousand, or 24%, to $222 thousand.

     Professional fees increased $240 thousand or 511% to $287 thousand from quarter to quarter. The increase was due to fees related to outsourcing of internal audit, loan review, and compliance to Professional Bank Services, as well as external audit and tax services and legal and accounting advice. Additionally, we outsourced some of our information technology support functions.

     Goodwill amortization decreased from $120 thousand for the second quarter of 2001 to $0 for the same period in 2002 as a result of FSG's adoption of SFAS 142, which eliminated the requirement that companies amortize goodwill; however, goodwill must still be written down if the carrying value becomes impaired.

    Noninterest expenses for the six-month period ending June 30, 2002 were $2.0 million, or 43%, higher and totaled $6.7 million compared to the same period in 2001. The changes are explained similarly to the quarterly data above and were as follows. Salaries and benefits increased $1.2 million or 45%. Occupancy expenses increased $90 thousand or 22%. Furniture, fixtures, and equipment expenses increased $131 or 38%. Data processing costs increased $60 thousand or 22%. Advertising increased $30 thousand or 27%. Supplies, communications, and postage expenses increased $92 thousand or 27%. Professional fees increased $358 thousand or 291%. Goodwill amortization decreased $240 thousand or 100%.


STATEMENT OF FINANCIAL CONDITION

     First Security's total assets at June 30, 2002 and 2001, were $397.4 million and $280.7 million, respectively, and $361.9 million at December 31, 2001. Average earning assets for the second quarter of 2002 were $354.7 million versus $231.6 million for the same period a year earlier, an increase of 53%. With the completion of the acquisition of First State Bank, our total assets will exceed $440 million.

     First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

     Average loans of $293.3 million represented 83% of our average earning assets during the second quarter of 2002. From December 31, 2001, gross loans increased $5.2 million to $296.2 million at June 30, 2002; this modest increase was due to our efforts to improve our liquidity. Comparing the second quarter end of 2001 to 2002, gross loans increased $73.5 million, or 33%. The growth in the loan portfolio is primarily attributable to our business strategy and the ties of our bankers to the local communities in which they work. We believe that general loan demand will remain strong, however, we do not anticipate growth at the same level that we experienced during the past year. Funding of future loan growth will be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth will be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

     The allowance for loan losses was $3.9 million or 1.33% of outstanding loans at June 30, 2002 and $3.8 million or 1.31% of outstanding loans, at December 31, 2001. The allowance for loan losses was 433% of nonperforming loans at June 30, 2002 and 634% of nonperforming loans at December 31, 2001. For the first six months of 2002, net charge-offs arising from loans secured by real estate totaled $23 thousand, commercial loans totaled $12 thousand, and consumer loans totaled $95 thousand. See "Provision for Loan Losses." We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

     The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

                                                                As of June 30,
                                                                --------------
                                                                (in thousands)
                                                 2002                                    2001
                                                 ----                                    ----
                                                  Percentage of loans                      Percentage of loans
                                                  in each category to                      in each category to
                                     Amount           total loans            Amount            total loans
                                ----------------- --------------------- ----------------- ----------------------
Commercial                            $    1,863         33.7%                 $     897          36.6%
Real estate-construction                     241          7.8%                        78          4.0%
Real estate-mortgage                       1,020         38.7%                       851          39.7%
Consumer                                     555         19.8%                       421          19.7%
Charter condition and
   Unallocated                               265           -                         505            -
                                ----------------- --------------------- ----------------- ----------------------
                                      $    3,944         100.0%               $    2,752         100.0%
                                ================= ===================== ================= ======================

Nonperforming Assets

     Nonaccrual loans were $758 thousand at June 30, 2002, $519 thousand at December 31, 2001 and $440 thousand at June 30, 2001. The nonaccrual loans in June 2002 included $109 thousand secured by real estate, $626 thousand of commercial loans and $23 thousand of consumer loans. The ratio of nonaccrual loans to total loans was 0.26% at June 30, 2002 and 0.18% at December 31, 2001. At each date, we did not own any other real estate.

     Loans past due 90 days and still accruing were $153 thousand at June 30, 2002, compared to $21 thousand at December 31, 2001. Of these past due loans at June 30, 2002, $103 thousand were secured by real estate and $50 thousand were consumer loans.

Investment Securities and Other Earning Assets

     Securities totaled $42.6 million at June 30, 2002, $37.3 million at December 31, 2001, and $28.3 million at June 30, 2001. The growth in the securities portfolio has occurred as a result of our efforts to improve our liquidity. At June 30, 2002, the securities portfolio had unrealized net gains of approximately $652 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. The following table provides the carrying values of our federal agency and municipal securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

(in thousands)             Less than         One to          Five to         More than
                           one year        five years       ten years        ten years
                       --------------------------------------------------------------------
Municipal                      $       -        $       -     $     1,522      $     1,959

Agency                             1,048           17,528          10,144            9,736
                       --------------------------------------------------------------------
Total                        $     1,048      $    17,528     $    11,666      $    11,695
                       ====================================================================
Tax Equivalent Yield                6.7%             4.6%            5.2%             6.6%
                       ====================================================================

     We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets. As of June 30, 2002, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of the second quarter ended 2002, the book value and market value of the securities from each issuer are as follows:

(in thousands)                Book Value           Market Value
FNMA*                          $ 11,740              $ 12,116
FHLMC**                        $ 12,546              $ 12,678
FHLB***                        $ 9,404               $ 9,512


* Federal National Mortgage Association
** Federal Home Loan Mortgage Corporation
*** Federal Home Loan Bank

     The following table presents the book values of the investments for the dates presented in the consolidated balance sheets.

(in thousands)                   June 30, 2002     December 31, 2001    June 30, 2001
Federal agencies                     $  38,455            $   36,674       $   27,865
Municipals                                                       236
                                         3,482                                      0
                              ----------------- --------------------- ----------------
Total                                $  41,937            $   36,910       $   27,865
                              ================= ===================== ================

    Federal funds sold increased to $18.7 million at June 30, 2002 from $0 at December 31, 2001. The increase resulted from our efforts to increase our liquidity (see "Liquidity"). We plan to invest a portion of these federal funds into liquid investment securities to improve our yield on these earning assets; however, we intend to transition the funds into the investment securities over the course of several months in order to dollar-cost-average into the market.

Deposits and Other Borrowings

     Total deposits increased 34% from June 30, 2001 to June 30, 2002, and 7% from December 31, 2001 to June 30, 2002. Our deposit growth is primarily the result of the branching activities. We anticipate our deposits to increase as a result of future branching activities and the acquisition of First State Bank.

     In January of this year, First Security borrowed $6 million in term notes (see "Liquidity") from the Federal Home Loan Bank of Cincinnati. The following table details the maturities and rates of the term debt.

   Date          Type          Principal    Term    Rate   Maturity
---------------------------------------------------------------------
 1/8/2002 Fixed Rate Advance $500,000.00  24 mos.  3.73%    1/8/04
 1/8/2002 Fixed Rate Advance  500,000.00  36 mos.  4.48%    1/8/05
 1/8/2002 Fixed Rate Advance  500,000.00  48 mos.  5.04%    1/8/06
1/10/2002 Fixed Rate Advance  500,000.00  24 mos.  3.65%   1/10/04
1/10/2002 Fixed Rate Advance  500,000.00  36 mos.  4.45%   1/10/05
1/10/2002 Fixed Rate Advance  500,000.00  48 mos.  5.00%   1/10/06
1/15/2002 Fixed Rate Advance  500,000.00  24 mos.  3.50%   1/15/04
1/15/2002 Fixed Rate Advance  500,000.00  36 mos.  4.22%   1/15/05
1/15/2002 Fixed Rate Advance  500,000.00  48 mos.  4.77%   1/15/06
1/17/2002 Fixed Rate Advance  500,000.00  24 mos.  3.63%   1/17/04
1/17/2002 Fixed Rate Advance  500,000.00  36 mos.  4.35%   1/17/05
1/17/2002 Fixed Rate Advance  500,000.00  48 mos.  4.88%   1/17/06
---------------------------------------------------------------------


                            $6,000,000.00
                            ===============


-------------------------------------------
Composite rate                       4.31%
Composite 2 yr.                      3.63%
Composite 3 yr.                      4.38%
Composite 4 yr.                      4.92%
-------------------------------------------

Liquidity

     The liquidity position of the Banks is primarily dependent upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At June 30, 2002, our liquidity ratio was 21.8% (excluding anticipated loan repayments). Three months and six months earlier on March 31st and December 31st, our liquidity was 16.8% and 12.7%, respectively. During the second quarter, the majority of our liquidity improvement resulted from selling 2,225,620 shares of our common stock. During the first quarter of this year, First Security improved its liquidity ratio and reduced its dependency on overnight borrowings using two methods: (i) the Federal Home Loan Bank and (ii) selling loan participations. Frontier Bank is a member of the Federal Home Loan Bank of Cincinnati and, prior to year-end, attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio. Subsequent to year-end, management determined, because interest rates were at low levels, to convert the FHLB overnight funding, as well as a portion of federal funds purchased, into $6 million of FHLB term borrowings. The terms on the borrowings are $2 million for two years, $2 million for three years, and $2 million for four years. By using term borrowings we locked in low cost funding and we improved our liquidity ratio by decreasing our dependency on overnight liabilities. Frontier Bank also used its borrowing capacity to purchase a letter of credit from FHLB that we pledged to the State of Tennessee Public Collateral Pool. The letter of credit allows us to release investment securities at the Collateral Pool and thus improve our liquidity ratio. Additionally, Frontier Bank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. Dalton Whitfield Bank is a member of the Federal Home Loan Bank of Atlanta; however, Dalton Whitfield Bank does not presently have any FHLB borrowings but may in the future. First Security has sold and may continue to sell loan participations as a source of liquidity.

     Management believes the liquidity sources are adequate to meet operating needs. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.

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

June 30, 2002                                Well       Adequately       First        Dalton      Frontier
                                         Capitalized    Capitalized    Security     Whitfield       Bank
                                                                                       Bank
Tier I capital to risk adjusted assets       6.0%          4.0%          18.0%        10.6%         10.4%

Total capital to risk adjusted assets       10.0%          8.0%          19.2%        11.8%         11.7%
Leverage ratio                               5.0%          4.0%          15.2%         8.8%          8.7%


                                             Well       Adequately       First        Dalton      Frontier
December 31, 2001                        Capitalized    Capitalized    Security     Whitfield       Bank
                                                                                       Bank
Tier I capital to risk adjusted assets       6.0%          4.0%          11.0%        10.6%         9.9%
Total capital to risk adjusted assets       10.0%          8.0%          12.2%        11.9%        11.1%
Leverage ratio                               5.0%          4.0%           9.9%         9.1%         9.2%


                                                                                      Dalton
June 30, 2001                                Well       Adequately       First      Whitfield     Frontier
                                         Capitalized    Capitalized    Security        Bank         Bank
Tier I capital to risk adjusted assets       6.0%          4.0%          10.6%        10.4%         11.9%
Total capital to risk adjusted assets       10.0%          8.0%          11.8%        11.5%         13.1%
Leverage ratio                               5.0%          4.0%           9.9%         9.7%         11.2%

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

EFFECTS OF INFLATION

     Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In 1999, the Federal Reserve increased the interest rate three times for a total of 75 basis points in an attempt to control inflation. Again in 2000, the Federal Reserve increased interest rates three times for a total of 100 basis points in an attempt to control inflation. However, the Federal Reserve reduced interest rates on 11 occasions for a total of 475 basis points in 2001 in an effort to stimulate economic growth. Thus far in 2002, the Federal Reserve has not increased or decreased interest rates.

     In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking business, and our shareholders' equity. With respect to our mortgage banking business, mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Security to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," "seeks," or other similar words and expressions of the future.

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

     First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $701 thousand or 9%, as a result of a 200 basis point decline in rates. The model also predicts a $551 thousand increase in net interest income, or 7%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of June 30, 2002. Numbers are based on a flat balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.


                               Interest Rate Risk
                           Income Sensitivity Summary
                               As of June 30, 2002
                                 (in thousands)

                                                         DOWN                      UP
                                                        200 BP      CURRENT      200 BP
                                                    ----------------------------------------
              Net interest income                         $  7,088    $  7,789     $  8,340

              Dollar change net interest income              (701)           -          551
              Percent change net interest income            -9.00%       0.00%        7.07%


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

                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         During the six months ended June 30, 2002, First Security sold 2,225,620 shares of its $.01 par value common stock at $10.00 per share to accredited investors. We relied upon Rule 506 of regulation D of the Securities Act of 1933 to exempt this transaction from registration under the federal securities laws. No underwriters were involved in this transaction.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

            EXHIBIT NUMBER            DESCRIPTION
                99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter ended June 30, 2002.

         Current Report on Form 8-K dated April 30, 2002 and filed May 10, 2002, Items 5 and 7.

         Current Report on Form 8-K/A dated May 28, 2002 and filed May 28, 2002, Items 2 and 7.

         Current Report on Form 8-K/A dated June 6, 2002 and filed June 6, 2002, Items 2 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.


                                FIRST SECURITY GROUP, INC.
                                (Registrant)


August 14, 2002                 /s/ Rodger B. Holley
                                --------------------
                                Rodger B. Holley
                                Chairman, Chief Executive Officer & President


August 14, 2002                 /s/ William L. Lusk, Jr.
                                ------------------------
                                William L. Lusk, Jr.
                                Secretary, Chief Financial Officer &
                                Executive Vice President