Form 10-Q
period 2002-09-30
FIRST SECURITY GROUP INC/TN
filed 2002-11-14
CIK 1138817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________.

                          COMMISSION FILE NO. 000-49747

                           FIRST SECURITY GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Tennessee                               58-2461486
--------------------------------------------------------------------------------
     (State of Incorporation)                    (I.R.S. Employer
                                                 Identification No.)

817 Broad Street, Chattanooga, TN                    37402
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

                          Common Stock, $.01 par value:
         7,579,104 shares outstanding and issued as of November 7, 2002.

                   First Security Group, Inc. and Subsidiaries

                                    Form 10-Q

                                      INDEX


PART I.                       FINANCIAL INFORMATION                     Page No.
Item 1.     Financial Statements

                 Consolidated Balance Sheets -
                 September 30, 2002, December 31, 2001 and
                 September 30, 2001                                            3

                 Consolidated Statements of Operations -
                 Three months and nine months ended
                 September 30, 2002 and 2001                                   4

                 Consolidated Statement of Stockholders' Equity -
                 Nine months ended September 30, 2002                          6

                 Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 2002 and 2001                 7

                 Notes to Consolidated Financial Statements                    9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        28

Item 4.     Controls and Procedures                                           29

Part II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                         31

Item 4.     Submission of Matters to a Vote                                   31

Item 6.     Exhibits and Reports on Form 8-K                                  31

SIGNATURES                                                                    32

                                     PART I - FINANCIAL INFORMATION
                                      ITEM 1. Financial Statements


FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                       SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                            2002           2001             2001
                                                        (UNAUDITED)                      (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
ASSETS
Cash and due from banks                                $        23,177  $      17,899   $       10,696
Federal funds sold and securities purchased
  under agreements to resell                                    35,420              -                -
                                                       ---------------  --------------  ---------------
Cash and cash equivalents                                       58,597         17,899           10,696
                                                       ---------------  --------------  ---------------
Securities available for sale                                   55,195         37,287           30,426
                                                       ---------------  --------------  ---------------
Loans                                                          332,548        291,043          267,494
Less:  Allowance for loan losses                                 4,637          3,825            3,600
                                                       ---------------  --------------  ---------------
                                                               327,911        287,218          263,894
                                                       ---------------  --------------  ---------------
Premises and equipment, net                                     12,183          9,829            9,271
                                                       ---------------  --------------  ---------------
Intangible assets                                                8,438          6,193            6,313
                                                       ---------------  --------------  ---------------
Other assets                                                     5,657          3,440            3,168
                                                       ---------------  --------------  ---------------
TOTAL ASSETS                                           $       467,981  $     361,866   $      323,768
                                                       ===============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Noninterest bearing demand                           $        63,321  $      48,347   $       45,471
  Interest bearing demand                                       28,343         22,051           18,884
  Savings                                                       95,491         61,754           46,505
  Certificates of deposit of $100 thousand or more              73,105         64,885           63,164
  Certificates of deposit less than $100 thousand              115,472         96,840           96,395
                                                       ---------------  --------------  ---------------
  Total deposits                                               375,732        293,877          270,419
Federal funds purchased and securities sold
  under agreement to repurchase                                 14,962         21,528           14,361
Other borrowings                                                 6,170          4,610                -
Other liabilities                                                3,573          2,586            4,433
                                                       ---------------  --------------  ---------------
Total liabilities                                              400,437        322,601          289,213
                                                       ---------------  --------------  ---------------
STOCKHOLDERS' EQUITY
  Common stock - $.01 par value - 20,000,000 shares
    authorized; 7,579,104 issued as of September 30,
    2002; 5,002,644 issued as of December 31, 2001;
    and 4,475,148 issued as of September 30, 2001                   76             50               45
  Paid-in surplus                                               65,723         40,054           35,230
  Retained earnings (accumulated deficit)                        1,165         (1,063)          (1,154)
  Accumulated other comprehensive income                           580            224              434
                                                       ---------------  --------------  ---------------
Total stockholders' equity                                      67,544         39,265           34,555
                                                       ---------------  --------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $       467,981  $     361,866   $      323,768
                                                       ===============  ==============  ===============

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                       -----------------------  ----------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                   2002        2001        2002        2001
-----------------------------------------------------  ----------  -----------  ---------  -----------

INTEREST INCOME
  Loans, including fees                                $    6,045  $    5,164   $  16,829  $   13,556
  Debt securities -taxable                                    494         439       1,376       1,191
  Debt securities -non-taxable                                 68           -         108           -
  Other                                                       146          46         251         251
                                                        ----------  -----------  ---------  -----------
    Total interest income                                   6,753       5,649      18,564      14,998
                                                        ----------  -----------  ---------  -----------

INTEREST EXPENSE
  Interest bearing demand deposits                             79          87         192         247
  Savings deposits                                            449         389       1,137         962
  Certificates of deposit of $100 thousand or more            580         787       1,817       2,081
  Certificates of deposit of less than $100 thousand          961       1,308       2,707       3,757
  Other                                                       115         132         353         299
                                                        ----------  -----------  ---------  -----------
    Total interest expense                                  2,184       2,703       6,206       7,346
                                                        ----------  -----------  ---------  -----------

NET INTEREST INCOME                                         4,569       2,946      12,358       7,652
  Provision for loan losses                                   561         843         810       1,824
                                                        ----------  -----------  ---------  -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           4,008       2,103      11,548       5,828
                                                        ----------  -----------  ---------  -----------

NONINTEREST INCOME
  Service charges on deposit accounts                         462         351       1,349         958
  Mortgage loan fee income                                    295         217         843         531
  Gain on securities                                            -           -          75           -
  Other noninterest income                                    151         108         391         256
                                                        ----------  -----------  ---------  -----------
    Total noninterest income                                  908         676       2,658       1,745
                                                        ----------  -----------  ---------  -----------

NONINTEREST EXPENSE
  Salaries and employee benefits                            2,152       1,617       5,942       4,232
  Net occupancy                                               282         236         785         649
  Equipment expense                                           304         209         783         558
  Data processing fees                                        199         157         534         433
  Amortization expense                                         41         120          41         362
  Advertising expense                                          86          95         226         204
  Supplies expense                                            103          81         258         224
  Communications expense                                       91          62         228         148
  Professional services                                       157          98         638         221
  Postage expense                                              79          59         215         166
  Other noninterest expense                                   338         223         916         475
                                                        ----------  -----------  ---------  -----------
    Total noninterest expense                               3,832       2,957      10,566       7,672
                                                        ----------  -----------  ---------  -----------


INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)         1,084        (178)      3,640         (99)
  Income tax provision (benefit)                              441         (63)      1,412         (26)
                                                        ----------  -----------  ---------  -----------
NET INCOME (LOSS)                                      $      643  $     (115)  $   2,228  $      (73)
                                                       ==========  ===========  =========  ============

NET INCOME (LOSS) PER SHARE
  BASIC                                                $     0.09  $    (0.03)  $    0.36  $    (0.02)
  DILUTED                                              $     0.08  $    (0.03)  $    0.36  $    (0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC                                                     7,549       4,289       6,187       4,168
  DILUTED                                                   7,631       4,601       6,269       4,382

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                RETAINED      ACCUMULATED
                                                  COMMON STOCK                  EARNINGS         OTHER
                                                 ---------------   PAID-IN    (ACCUMULATED   COMPREHENSIVE
(IN THOUSANDS)                                   SHARES  AMOUNT    SURPLUS      DEFICIT)         INCOME       TOTAL
-----------------------------------------------  ------  -------  ---------  --------------  --------------  --------

Balance - December 31, 2001                       5,003  $    50  $ 40,054   $      (1,063)  $          224  $39,265
                                                                                                             --------
Comprehensive income -
  Net income (unaudited)                                                             2,228                     2,228
  Change in net unrealized
    gain on securities available
    for sale, net of tax (unaudited)                                                                    356      356
                                                                                                             --------
Total comprehensive income
    (unaudited)                                                                                                2,584
Common stock sold (unaudited)                     2,576       26    25,737                                    25,763
Offering related expenses
    (unaudited)                                                        (68)                                      (68)
                                                  -----  ------------------------------------------------------------
Balance - September 30, 2002
    (unaudited)                                   7,579  $    76  $ 65,723   $       1,165   $          580  $67,544
                                                  =====  ============================================================

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
(IN THOUSANDS)                                                   2002        2001
------------------------------------------------------------  ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $   2,228   $      (73)
  Provision for loan losses                                         810        1,824
  Net amortization (accretion) of securities                        122          (87)
  Amortization of intangibles                                        41          362
  Depreciation                                                      552          423
  Gain on sale of available-for-sale securities                     (75)           -
  Loss on disposal of assets                                         33            -
  Changes in operating assets and liabilities -
    Decrease (increase) in -
      Interest receivable                                           165         (628)
      Other assets                                               (1,543)        (108)
    Increase (decrease) in -
      Interest payable                                             (604)         720
      Other liabilities                                             979         (624)
                                                              ----------  -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,708        1,809
                                                              ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available-for-sale securities -
    Sales                                                         6,045            -
    Maturities, prepayments, and calls                           12,243        6,021
    Purchases                                                   (22,530)     (15,605)
  Loan originations and principal collections, net              (20,033)    (114,747)
  Additions to premises and equipment                            (1,437)      (2,673)
  Net cash acquired in transaction accounted for
    under the purchase method of accounting                       7,060            -
                                                              ----------  -----------
      NET CASH USED BY INVESTING ACTIVITIES                     (18,652)    (127,004)
                                                              ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                       35,953      107,905
  Net increase (decrease)  in federal funds purchased and
    securities sold under agreements to repurchase               (6,566)       9,773
  Proceeds from other borrowings                                  1,560            -
  Proceeds from issuance of subordinated debt                         -        2,250
  Proceeds from sale of common stock, net                        25,695        3,688
                                                              ----------  -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  56,642      123,616
                                                              ----------  -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                         40,698       (1,579)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  17,899       12,275
                                                              ----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $  58,597   $   10,696
                                                              ==========  ===========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Unrealized appreciation of securities,
    net of deferred taxes of $234 for 2002 and  $231 for 2001 $     355   $      346
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
  Interest paid                                               $   6,810   $    6,626
ACQUISITION OF BANK
  Loans                                                       $  21,470   $        -
  Investment securities                                          13,123            -
  Premises and equipment                                          1,469            -
  Interest receivable                                               292            -
  Other assets                                                      580            -
  Goodwill                                                        1,270            -
  Core deposit intangible                                         1,016            -
  Deposit liabilities                                           (45,902)           -
  Interest payable                                                  (60)           -
  Other liabilities                                                (318)           -
                                                              ----------  -----------
Net cash acquired                                             $  (7,060)  $        -
                                                              ==========  ===========

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other period. The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

NOTE B - COMPREHENSIVE INCOME

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively, was as follows:

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER, 30
                                             ------------------------------------------------
(IN THOUSANDS)                                 2002         2001        2002         2001
---------------------------------------------------------------------------------------------

Net income (loss)                            $     643  $      (115)  $   2,228  $       (73)
Unrealized gains  - securities, net of tax         188          192         356          346
                                             ------------------------------------------------
Comprehensive income, net of tax             $     831  $        77   $   2,584  $       273
                                             ================================================

NOTE C - EARNINGS PER SHARE

     On March 19, 2002, First Security's non-underwritten private placement of up to $20 million in shares of First Security's common stock at a price of $10 per share became effective. Subsequently, the private placement was increased from $20 million to $25 million and then again to $27.5 million. The private placement closed on August 8, 2002, by which time First Security had sold 2,576,460 shares in the offering.

     Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security's Form 10-K, which contains descriptions of First Security's Stock Option Plan (the "Plan"). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the three months and nine months ended September 30, 2002.

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

     In October 2002, FASB issued Statement of Financial Accounting Standards No. 147, (SFAS 147), "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and SFAS 142. As a result, the requirement in Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets no longer applies to acquisitions within the scope of this statement. SFAS 147 also amends FASB Statement No. 144, (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Provisions of this statement are generally effective on or after October 1, 2002, with earlier application of transition provisions for previously recognized unidentifiable intangible assets being permitted. The effect of adoption of SFAS 147 is not expected to have a material effect on First Security's results of operations or its financial position.

     Our Banks are members of the FDIC's Bank Insurance Fund ("BIF"), and subject to FDIC deposit insurance assessments. FDIC annual deposit insurance assessment rates currently range from 0 basis points on deposits for a financial institution in the highest category to 27 basis points on deposits for an institution in the lowest category, but may be as high as 31 basis points per $100 of deposits. The FDIC also collects The Financing Corporation ("FICO") deposit assessments on deposits, which for BIF members ranged from 1.84 to 1.96 basis points for BIF deposits. The Banks were not assessed any BIF premiums in 2001 or 2000. The Banks did pay $34 thousand in FICO assessments in 2001, and $16 thousand in 2000. FICO assessments are 1.82 basis points, 1.76 basis points,
1.72 basis points, and 1.70 basis points, respectively for the first, second, third, and fourth quarters of 2002.

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

NOTE E - ACQUISITION

     On July 20, 2002, First Security acquired 100% of the outstanding common shares of First State Bank. The results of First State Bank's operations have been included in the consolidated financial statements since that date. First State Bank is a Tennessee state charter, FDIC insured, commercial bank in Maynardville, Tennessee, and is now operated as a wholly owned subsidiary of First Security. Using the First State Bank charter, we plan to expand by branching into nearby Knox and Jefferson Counties. As of the acquisition date, First State Bank's leverage capital ratio was approximately 12.3% and its liquidity ratio exceeded 60%, which will allow us to enhance earnings by increasing the Bank's asset base and changing its mix of earning assets in favor of higher yielding loans.

     The aggregate purchase price was $8.5 million, all of which was paid in cash. The purchase price included $8.2 million to First State Bank's shareholders and $371 thousand in acquisition costs, such as legal, accounting and investment banking fees. The transaction resulted in $1.3 million of goodwill and $1.0 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. First Security is in the process of finalizing its estimates and valuations with regard to assets acquired and liabilities assumed.



(In thousands)                                (unaudited)
----------------------------------------------------------

Cash and due from banks                       $     4,005
Federal funds sold and securities purchased
  under agreements to resell                       11,592
                                              ------------
Cash and cash equivalents                          15,597
                                              ------------
Securities available for sale                      13,123
                                              ------------
Loans                                              21,847
Less:  Allowance for loan losses                      377
                                              ------------
    Net loans                                      21,470
                                              ------------
Premises and equipment, net                         1,469
                                              ------------
Intangible assets                                   2,286
                                              ------------
Other assets                                          872
                                              ------------
  Total assets acquired                            54,817
                                              ------------
Deposits                                          (45,902)
                                              ------------
Other borrowings                                     (171)
                                              ------------
Other liabilities                                    (207)
                                              ------------
  Total liabilities assumed                       (46,280)
                                              ------------
  Net assets acquired                         $     8,537
                                              ============

     The following condensed income statements disclose the pro forma results of First Security as though the First State Bank acquisition had occurred at the beginning of the 2001.

Pro Forma Condensed Statements of Income
(Unaudited)                                        Nine Months Ended September 30, 2002
(In thousands except per share amounts)                     First State    Pro Forma     Pro Forma
                                          First Security(1)   Bank (2)   Adjustments(3)  Combined
--------------------------------------------------------------------------------------------------

Interest income                           $        18,564  $      1,531  $          -   $   20,095
Interest expense                                    6,206           526                      6,732
                                          ---------------  ------------  -------------  ----------

Net interest income                                12,358         1,005             -       13,363
  Provision for loan losses                           810             -                        810
                                          ---------------  ------------  -------------  ----------
Net interest income after provision for
  loan losses                                      11,548         1,005             -       12,553
                                          ---------------  ------------  -------------  ----------

Noninterest income                                  2,658           117                      2,775
Noninterest expense                                10,566           922            93       11,581
                                          ---------------  ------------  -------------  ----------
Income (loss) before provision
    for income taxes                                3,640           200           (93)       3,746
  Income tax provision (benefit)                    1,412            95            (1)       1,506
                                          ---------------  ------------  -------------  ----------
Net income (loss)                         $         2,228  $        105  $        (92)  $    2,241
                                          ===============  ============  =============  ==========
Net income per share
  Basic and diluted                       $          0.34                               $     0.34

Pro Forma Condensed Statements of Income
(Unaudited)                                          Nine Months Ended September 30, 2001
(In thousands except per share amounts)                      First State    Pro Forma     Pro Forma
                                          First Security(4)    Bank(5)    Adjustments(6)  Combined
---------------------------------------------------------------------------------------------------

Interest income                           $        14,998   $      2,202  $          -   $   17,200
Interest expense                                    7,346            986                      8,332
                                          ----------------  ------------  -------------  -----------

Net interest income                                 7,652          1,216             -        8,868
  Provision for loan losses                         1,824             32                      1,856
                                          ----------------  ------------  -------------  -----------
Net interest income after provision for
  loan losses                                       5,828          1,184             -        7,012
                                          ----------------  ------------  -------------  -----------

Noninterest income                                  1,745            168                      1,913
Noninterest expense                                 7,672          1,035           249        8,956
                                          ----------------  ------------  -------------  -----------
Income (loss) before provision
    for income taxes                                  (99)           317          (249)         (31)
  Income tax provision (benefit)                      (26)            61           (26)           9
                                          ----------------  ------------  -------------  -----------
Net income (loss)                         $           (73)  $        256  $       (223)  $      (40)
                                          ================  ============  =============  ===========
Net loss per share
  Basic and diluted                       $         (0.02)                               $    (0.01)

1 The reported results of First Security for the nine months ended September 30, 2002 include the results of the First State Bank acquisition from the July 20, 2002 acquisition date.

2 The estimated results of First State Bank from January 1, 2002 through July 19, 2002.

3 Pro forma adjustments include the following items: $91 thousand of additional amortization of core deposit intangibles, $2 thousand of additional depreciation on write up of fixed assets, and $1 thousand of tax benefit related to the additional fixed asset depreciation.

4 The reported results of First Security for the nine months ended September 30, 2001.

5 The estimated results of First State Bank for the nine months ended September 30, 2001.

6 Pro forma adjustments include the following items: $183 thousand of amortization of core deposit intangibles, $64 thousand of amortization of goodwill, $2 thousand of additional depreciation on write up of fixed assets, and $26 thousand of tax benefit related to the goodwill amortization and the additional fixed asset depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this Form 10-Q, "First Security," "FSG," "we," "us," and "our" refer to First Security Group, Inc.

THIRD QUARTER 2002

     The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month and nine-month periods ended September 30, 2002 and 2001. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

     On March 13, 2002, we entered into an Agreement and Plan of Share Exchange with First State Bank in Maynardville, Tennessee. Maynardville is located in Union County, Tennessee, which is adjacent to the northern side of Knox County, Tennessee. We completed the acquisition effective July 20, 2002. First Security paid approximately $8.2 million for all of the outstanding common stock of First State Bank. First State Bank now operates as a wholly owned subsidiary of First Security. As of December 31, 2001, First State Bank had consolidated assets of approximately $43.1 million, consolidated deposits of approximately $36.9 million, and consolidated shareholders' equity of approximately $5.8 million.

     On October 17, 2002, we entered into an Agreement and Plan of Share Exchange with Premier National Bank of Dalton in Dalton, Georgia. Dalton is located in Whitfield County, Georgia, and is the city location of FSG's wholly owned subsidiary, Dalton Whitfield Bank. We have agreed to exchange 0.425 FSG common stock shares for each common stock share of Premier National Bank of Dalton. Upon the closing of this acquisition, which is subject to regulatory approval and approval by Premier National Bank of Dalton's shareholders, Premier National Bank of Dalton will be merged into Dalton Whitfield Bank. As of December 31, 2001, Premier National Bank of Dalton had consolidated assets of approximately $84.7 million, consolidated deposits of approximately $74.2 million, and consolidated shareholders' equity of approximately $6.6 million.

OVERVIEW

     As of September 30, 2002, First Security had total consolidated assets of $467.9 million, total loans of $332.5 million, total deposits of $375.7 million and stockholders' equity of $67.5 million. Our net income was $643 thousand and $2.2 million for the three and nine months ended September 30, 2002.

RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 2002, was $643 thousand, or $.09 per basic share and $.08 per diluted share, compared to a net loss of $115 thousand, or $.03 per share (basic and diluted), in the same period of 2001. Net income for the nine months ended September 30, 2002, was $2.2 million, or $.36 per share (basic and diluted), compared to a net loss of $73 thousand or $.02 per share (basic and diluted) in the same period of 2001. As with the first two quarters of 2002, our third quarter, as well as the nine months ended September 30, 2002, resulted in significantly more net income than 2001 levels. The increases are due to the growth rate of net interest income and noninterest income outpacing the growth rate of noninterest expenses, as well as a decrease in loan loss provision. Each of these categories is explained in detail in the following narrative.

     Return on average assets (annualized) for the three months ended September 30, 2002 and 2001 was 0.6% and -0.1%, respectively. For the nine months ended September 30, 2002 and 2001, return on average assets (annualized) was 0.8% and 0.0%, respectively. Return on average equity (annualized) for the three months ended September 30, 2002 and 2001 was 3.9% and -1.4%, respectively; and, for the nine months ended September 30, 2002 and 2001, it was 5.7% and -0.3%, respectively.

Net Interest Income

     Net interest income increased by $1.6 million or 55% to $4.6 million for the third quarter of 2002 compared to the same period a year ago. For the nine-month period ended September 30, 2002, net interest income increased by $4.7 million, or 62%, over the same period in the previous year. There are two factors that influence net interest income: (1) volume of earning assets, and
(2) rate of net interest margin on those earning assets. Both factors caused an increase in our net interest income from 2001 to 2002.

     Quarter-to-date average earning assets increased by $137 million or 50% to $411.8 million compared to average earning assets for the same period in 2001. On a year-to-date basis, average earning assets increased by $131.0 million or 56% to $366.1 million versus the same period in 2001. Our average earning assets increased due to the acquisition of First State Bank and our branching activities, which includes the increased loan demand due, in part, to our management team's ties to the local communities in which they work. As of September 30, 2002, our subsidiary banks had 15 full service branches (two of which were included in the First State Bank acquisition) and three loan production offices, compared to 10 full service branches and two loan production offices as of September 30, 2001. Through our branch network, our bankers were able to increase deposits and deploy those funds into earning assets. This increase in earning assets has enabled First Security to earn more net interest income. We currently have regulatory approval to convert one of our loan production offices into a full service bank branch and we are applying to convert our remaining two loan production offices into full service bank branches. Furthermore, we are applying to open two additional bank branches on identified sites. First Security anticipates that these efforts will increase our earning assets and thus enhance our net interest income in the future.

     The other factor influencing net interest income is net interest margin. Positive changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. On a fully tax equivalent basis, our net interest margin was 19 basis points higher in the third quarter of 2002 compared to the same period in 2001, and 19 basis points higher for the nine months ended September 30, 2002 versus the same period in 2001.

     For the third quarter of 2002, 76% of average earning assets were funded with interest bearing liabilities, compared to 82% for the same period in 2001. This decrease in reliance on interest bearing funding contributed to improving our net interest margin. A second contributing factor to our improved net interest margin was that our weighted average rate on interest bearing liabilities decreased at a faster pace than our weighted average yield on interest earning assets. Interest rate decreases in 2001 resulted from the Federal Reserve's initiative to stimulate economic growth in the weakening U.S. economy. In 2001 the Federal Reserve cut interest rates 11 times for an aggregate total of 4.75%. At the beginning of 2001, the federal funds rate and the prime lending rate were 6.5% and 9.5%, respectively. By the end of 2001, these rates had decreased to 1.75% and 4.75%. On November 6, 2002, the Federal Reserve dropped interest rates 0.5%, which effectively decreased the federal funds rate and the prime lending rate to 1.25% and 4.25%, respectively. Otherwise, the Federal Reserve has not increased or decreased interest rates during 2002.

     As a result of the recent rate decrease and the 2001 rate decreases, and as assets and liabilities continue to mature and reprice, we believe that the average rate earned on assets and our average rate paid on liabilities may decrease slightly over the next several months barring a Federal Reserve interest rate increase.

     The interest rate earned on loans for the three months ended September 30, 2002 decreased 102 basis points compared to the same period in 2001. The decrease is primarily attributable to the decreases in the prime lending rate during 2001, which were effected by the Federal Reserve rate cut initiative. The yields on investment securities and other earning assets also decreased over the same periods. The overall yield on earning assets decreased 160 basis points in the third quarter of 2002 compared to the same period in 2001. The decrease in yield on earning assets exceeded the decrease in the yield on loans due to the change in our mix of average earning assets. Average loans, which are our highest yielding earning assets, comprised 78% of earning assets in the third quarter of 2002, compared to 87% in the same period of the prior year. The percentage of loans decreased due our increase in liquid earning assets. Liquid earning assets include unpledged investment securities and federal funds sold.

These liquid earning assets increased for three reasons: (1) we felt that our liquidity position was low at December 31, 2001 levels, so we enacted action plans to improve it (see "Liquidity"), (2) a large percentage of the proceeds from our private placement stock offering were held in federal funds sold pending further investment into our subsidiary banks, and (3) we acquired First State Bank which had a liquidity ratio of greater than 50% (we currently have an initiative to grow First State Bank's asset base in Knox and Jefferson Counties, Tennessee, and thus increase the size of its loan portfolio and enhance the net interest margin).

     For the third quarter of 2002, the cost of interest bearing liabilities decreased by 198 basis points from the same period in 2001. As a result, net interest spread for the third quarter of 2002 increased 38 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and the Banks' needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended September 30, 2002 and 2001.


Average Consolidated Balance Sheets and Net Interest Analysis
For the three months ended September 30
Yield / Rates on Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

                                        ----------------------------  ---------------------------
                                                  2002                          2001
                                        ----------------------------  ----------------------------
                                         Average   Income/   Yield/    Average   Income/   Yield/
                                         Balance   Expense    Rate     Balance   Expense    Rate
                                        ----------------------------  ----------------------------
Assets
Earning assets:
Loans, net of unearned income           $319,619   $  6,045    7.50%  $240,431   $  5,164    8.52%
Investment securities                     53,205        562    4.47%    29,652        439    5.87%
Other earning assets                      39,015        146    1.48%     5,184         46    3.52%
                                        ----------------------------  ---------------------------
  Total earning assets                   411,839      6,753    6.54%   275,267      5,649    8.14%
                                                    --------                       -------
Allowance for loan losses                 (4,356)                       (3,015)
Intangible asset                           7,664                         6,378
Cash & due from banks                     15,582                        13,688
Premises & equipment                      11,504                         8,770
Other assets                               5,133                         2,278
                                        ---------                     ---------
      TOTAL ASSETS                      $447,366                      $303,366
                                        =========                     =========
Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts                            $ 25,208         79    1.24%  $ 18,136         87    1.90%
Money market accounts                     74,962        395    2.09%    36,443        337    3.67%
Savings deposits                          15,790         54    1.36%     7,975         52    2.59%
Time deposits < $100                     114,474        961    3.33%    92,658      1,308    5.60%
Time deposits > $100                      65,437        580    3.52%    57,727        787    5.41%
Federal funds purchased                        -          -    0.00%     3,544         29    3.25%
Repurchase agreements                     12,855         48    1.48%     8,152         69    3.36%
Other borrowings                           6,137         67    4.33%     2,250         34    6.00%
                                        ----------------------------  ----------------------------
  Total interest bearing liabilities     314,863      2,184    2.75%   226,885      2,703    4.73%
                                                     ---------------             -----------------
Net interest spread                                $  4,569    3.79%             $  2,946    3.41%
                                                   ========                      ========
Noninterest bearing demand deposits       63,562                        41,603
Accrued expenses and other liabilities     2,951                         2,317
Stockholders' equity                      65,494                        32,304
  Unrealized gain on securities              496                           257

    TOTAL LIABILITIES AND               ---------                     ---------
    STOCKHOLDERS' EQUITY                $447,366                      $303,366
                                        =========                     =========

Impact of noninterest bearing
  sources and other changes in
  balance sheet composition                                    0.65%                         0.84%
                                                               -----                         -----
Net yield on earning assets                                    4.44%                         4.25%
                                                               =====                         =====

     The following table presents the dollar amount of changes in interest income and interest expense from the three month period ended September 30, 2001 to the three month period ended September 30, 2002. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended September 30
(all dollar amounts in thousands)

                                          2002 Compared to 2001
                                          Increase (Decrease) in
                                        Interest Income and Expense
                                           Due to Changes in:
                                        --------------------------
                                        Volume     Rate     Total
                                        --------------------------
Percent change net interest income
  Loans, net of unearned income         $ 1,498  $  (617)  $  881
  Investment securities                     265     (142)     123
  Other earning assets                      127      (27)     100
                                        --------------------------
    Total earning assets                  1,890     (786)   1,104

Interest bearing liabilities:
  NOW accounts                               22      (30)      (8)
  Money market accounts                     203     (145)      58
  Savings deposits                           27      (25)       2
  Time deposits < $100                      183     (530)    (347)
  Time deposits > $100                       68     (275)    (207)
  Federal funds purchased                     -      (29)     (29)
  Repurchase agreements                      18      (39)     (21)
  Other borrowings                           42       (9)      33
                                        --------------------------
    Total interest bearing liabilities      563   (1,082)    (519)
                                        --------------------------
Increase in net interest income         $ 1,327  $   296   $1,623
                                        ==========================

     Comparing the nine months ended September 30, 2002 to the same period in 2001, the interest rate earned on loans decreased 144 basis points because of the Federal Reserve's rate cut initiative. We believe that the yield on the loan portfolio, as well as the yield on earning assets and the cost of funding interest bearing liabilities will most likely decrease because these assets and liabilities will continue to reprice at lower rates. The yield on earning assets decreased by 173 basis points and the cost of interest bearing liabilities decreased 227 basis points, which caused the net interest spread to increase by 54 basis points. The following table summarizes net interest income and average yields and rates paid for the nine months ended September 30, 2002 and 2001.

Average Consolidated Balance Sheets and Net Interest Analysis
For the nine months ended September 30
Yield / Rates on Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

                                        ----------------------------  ----------------------------
                                                  2002                          2001
                                        ----------------------------  ----------------------------
                                         Average   Income/   Yield/    Average   Income/   Yield/
                                         Balance   Expense    Rate     Balance   Expense    Rate
                                        ----------------------------  ----------------------------
Assets
Earning assets:
Loans, net of unearned income           $301,490   $ 16,829    7.46%  $203,730   $ 13,556    8.90%
Investment securities                     44,588      1,484    4.64%    24,558      1,191    6.48%
Other earning assets                      20,012        251    1.68%     6,768        251    4.96%
                                        ----------------------------  ----------------------------
  Total earning assets                   366,090     18,564    6.80%   235,056     14,998    8.53%
                                                   --------                      --------
Allowance for loan losses                 (4,052)                       (2,488)
Intangible asset                           6,688                         6,497
Cash & due from banks                     12,557                        10,203
Premises & equipment                      10,411                         7,933
Other assets                               3,937                         1,939
                                        ---------                     ---------
TOTAL ASSETS                            $395,631                      $259,140
                                        =========                     =========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts                            $ 23,763        192    1.08%  $ 16,697        247    1.98%
Money market accounts                     64,058      1,021    2.13%    27,010        810    4.01%
Savings deposits                          11,779        116    1.32%     7,129        152    2.85%
Time deposits < $100                     102,611      2,707    3.53%    82,900      3,757    6.06%
Time deposits > $100                      64,219      1,817    3.78%    46,434      2,081    5.99%
Federal funds purchased                    1,837         25    1.82%     1,907         49    3.44%
Repurchase agreements                     11,682        138    1.58%     6,567        188    3.83%
Other borrowings                           5,777        190    4.40%     1,385         62    6.00%
                                        ----------------------------  ----------------------------
  Total interest bearing liabilities     285,726      6,206    2.90%   190,029      7,346    5.17%
                                                   -----------------             -----------------
Net interest spread                                $ 12,358    3.90%             $  7,652    3.36%
                                                   ========                      ========
Noninterest bearing demand deposits       55,325                        35,604
Accrued expenses and other liabilities     2,914                         2,053
Stockholders' equity                      51,317                        31,242
  Unrealized gain on securities              349                           212

    TOTAL LIABILITIES AND               --------                      --------
     STOCKHOLDERS' EQUITY               $395,631                      $259,140
                                        ========                      ========
Impact of noninterest bearing
  sources and other changes in
  balance sheet composition                                    0.64%                         0.99%
                                                               -----                         -----
Net yield on earning assets                                    4.54%                         4.35%
                                                               =====                         =====

     The following table presents the dollar amount of changes in interest income and interest expense from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates
(rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Nine Months Ended September 30
(all dollar amounts in thousands)

                                          2002 Compared to 2001
                                          Increase (Decrease) in
                                        Interest Income and Expense
                                            Due to Changes in:
                                        ----------------------------
                                         Volume     Rate     Total
                                        ----------------------------
Percent change net interest income
  Loans, net of unearned income         $ 5,457   $(2,184)  $ 3,273
  Investment securities                     695      (402)      293
  Other earning assets                      166      (166)        -
                                        ----------------------------
    Total earning assets                  6,318    (2,752)    3,566

Interest bearing liabilities:
  NOW accounts                               57      (112)      (55)
  Money market accounts                     590      (379)      211
  Savings deposits                           46       (82)      (36)
  Time deposits < $100                      520    (1,570)   (1,050)
  Time deposits > $100                      503      (767)     (264)
  Federal funds purchased                    (1)      (23)      (24)
  Repurchase agreements                      60      (110)      (50)
  Other borrowings                          145       (17)      128
                                        ----------------------------
    Total interest bearing liabilities    1,920    (3,060)   (1,140)
                                        ----------------------------
Increase in net interest income         $ 4,398   $   308   $ 4,706
                                        ============================

Provision for Loan Losses

     The provision for loan losses charged to operations during the three months ended September 30, 2002 was $561 thousand compared to $843 thousand in the same period of 2001. Net charge-offs for the third quarter of 2002 were $245 thousand compared to net recoveries of $6 thousand for the same period in 2001. The provision for the nine months ended September 30, 2002 and 2001 was $810 thousand and $1.8 million, respectively. Net charge-offs for the nine months ended September 30, 2002 and 2001 were $375 thousand and $166 thousand, respectively.

     The provision expense for 2002 decreased from the amount in 2001 due to our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth and changes in past due loans. From December 31, 2001 to September 30, 2002, the loan portfolio increased by $41.5 million (of which $19.5 million was natural growth within existing markets and $22 million was purchased through the First State Bank acquisition), compared to an increase of $114.6 million for the nine months ended September 30, 2001. Loans increased at a slower rate this year due to our efforts to improve our liquidity position. See "Liquidity."

     We anticipate that during the last quarter of 2002 our provision expense for loan losses may increase because we intend to increase the size of our loan portfolio.

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

     As of September 30, 2002, as well as December 31, 2001, Frontier Bank's allowance for loan losses was $2.2 million or 1.25% of its outstanding loans. Frontier Bank's peer group, as defined by the Federal Financial Institutions Examination Council's June 30, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with three or more banking offices located in a metropolitan area. This peer group, which includes 837 banks, had a ratio of the allowance for loan losses divided by total loans of 1.26% as of June 30, 2002, or one basis point more than Frontier Bank. Upon attaining the charter for Frontier Bank in 2000, the Tennessee Department of Financial Institutions imposed a three-year charter condition that "at all times during the first three (3) years of operation, the Bank shall maintain a minimum allowance for loan losses ratio of 1.25 percent of total loans." We believe that this requirement has resulted in an allowance of $277 thousand more as of September 30, 2002 than our methodology and assessments would indicate is necessary. Using our methodology, which incorporates the aforementioned factors, we believe that as of September 30, 2002 an adequate allowance for loan losses is approximately $2.0 million, or 1.10% of outstanding loans.

     As of September 30, 2002, Dalton Whitfield Bank's allowance for loan losses was $2.0 million, or 1.54% of its loans outstanding. Dalton Whitfield Bank's peer group, as defined by the Federal Financial Institutions Examination Council's June 30, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with three or more banking offices located in a non-metropolitan area. This peer group, which includes 898 banks, had a ratio of the allowance for loan losses divided by total loans of 1.32% as of June 30, 2002, or 22 basis points less than Dalton Whitfield Bank. Using our methodology, which incorporates the aforementioned factors, we believe that Dalton Whitfield Bank's allowance for loan losses was adequate as of September 30, 2002.

     As of September 30, 2002, First State Bank's allowance for loan losses was $375 thousand, or 1.70% of its loans outstanding. First State Bank's peer group, as defined by the Federal Financial Institutions Examination Council's June 30,

2002 Uniform Bank Performance Report, includes all insured commercial banks between $25 million and $50 million average assets with one banking office located in a metropolitan area. This peer group, which includes 185 banks, had a ratio of the allowance for loan losses divided by total loans of 1.55% as of June 30, 2002, or 15 basis points less than First State Bank. Using our methodology, which incorporates the aforementioned consideration factors, we believe that First State Bank's allowance for loan losses was adequate as of September 30, 2002.

Noninterest Income

     Noninterest income totaled $908 thousand for the third quarter of this year, an increase of $232 thousand, or 34%, from the same period in 2001. Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $462 thousand for the third quarter of 2002, which was $111 thousand, or 32%, more than the corresponding quarter in 2001. Deposit related income increased as we gained deposits, and we believe that this source of income will continue to be boosted by further deposit growth and our pending acquisition of Premier National Bank of Dalton. Mortgage loan fees increased by $78 thousand, or 36%, to $295 thousand for the third quarter of 2002 from the prior year. In the third quarter of 2002, rates for fixed rate residential 15- and 30-year loan products fell to levels that were lower that those in the fourth quarter of 2001, and as a result, the mortgage refinancing activity increased. From December 2001 to June 2002, the mortgage refinancing market had slowed; however, we enhanced our aggregate production, and thus mortgage loan fee income, by opening a mortgage department at Dalton Whitfield Bank. That department opened on August 1, 2001, and was in full production during the first quarter of 2002. We believe that mortgage loan fees will remain near third quarter 2002 levels for the final quarter of the year.

     For the first nine months of this year, noninterest income was $2.7 million, which is an increase of $913 thousand, or 52%, over the same period in 2001. For the nine months ended September 30, 2002, deposit related income totaled $1.3 million, an increase of $391 thousand, or 41%, over the same period of 2001. Mortgage loan fees totaled $843 thousand for the first nine months of 2002, which is $312 thousand, or 59%, more than the same period in 2001.

Noninterest Expense

     Noninterest expense for the third quarter totaled $3.8 million, which was an increase of $875 thousand, or 30% over the third quarter of 2001. First Security's overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses, and income tax expenses, as a percentage of net interest income and noninterest income) decreased from 78% in the third quarter of 2001 to 69% for the same period in 2002. This reflects our growth and the subsequent increase in earnings from the third quarter of 2001 to the same period in 2002 as described in "Net Interest Income" and "Noninterest Income."

     Compared to the third quarter of 2001, salaries and benefits for the third quarter of 2002 increased $535 thousand or 33% to $2.2 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings and our acquisition of First State Bank. As of September 30, 2001, we had ten full service branches and two loan production offices and a total of 138 full time equivalent employees. As of September 30, 2002, we employed 181 full time equivalent employees and operated 15 full service branches and three loan production offices. We believe that salaries and benefits will increase for the remainder of 2002 as a result of our anticipated branching efforts.

     The following expense categories, except advertising, are higher in the third quarter 2002 versus the same period in the prior year as a result of our branching activities and acquisition of First State Bank. Occupancy expenses increased $46 thousand, or 19%, to $282 thousand. Furniture, fixtures and equipment expenses increased $95 thousand, or 45%, to $304 thousand. Data processing costs increased $42 thousand, or 27%, to $199 thousand. Supplies, communications, and postage expenses increased in aggregate by $71 thousand, or 35%, to $273 thousand. Advertising decreased $9 thousand, or 9%, to $86 thousand.

     Professional fees increased $59 thousand or 60% to $157 thousand from third quarter 2001 to third quarter 2002. The increase was due to fees related to outsourcing of internal audit, loan review, and compliance to Professional Bank Services, as well as external audit and tax services and legal and accounting advice. Additionally, we outsourced some of our information technology support functions.

     Intangible asset amortization expense decreased from $120 thousand for the third quarter of 2001 to $41 for the same period in 2002 as a result of FSG's adoption of SFAS 142, which eliminated the requirement that companies amortize goodwill; however, goodwill must still be written down if the carrying value becomes impaired. The $41 thousand of amortization expense resulted from the core deposit intangible asset created by the acquisition of First State Bank. The core deposit intangible and goodwill created by this acquisition were $1 million and $1.3 million, respectively. The estimated useful life of the core deposit intangible asset is 10 years.

     Noninterest expenses for the nine-month period ended September 30, 2002 were $2.9 million, or 38%, higher and totaled $10.6 million compared to the same period in 2001. The explanation for the changes is the same as that for the quarterly data above. The changes were as follows. Salaries and benefits increased $1.7 million or 40%. Occupancy expenses increased $136 thousand or 21%. Furniture, fixtures, and equipment expenses increased $225 or 40%. Data processing costs increased $101 thousand or 23%. Advertising increased $22 thousand or 11%. Supplies, communications, and postage expenses increased $163 thousand or 30%. Professional fees increased $417 thousand or 189%. Goodwill amortization decreased $321 thousand or 89%.

STATEMENT OF FINANCIAL CONDITION

     First Security's total assets at September 30, 2002 and 2001, were $468 million and $323.8 million, respectively, and $361.9 million at December 31, 2001. Average assets for the third quarter of 2002 were $447.4 million versus $303.4 million for the same period a year earlier, an increase of 48%. With the completion of the acquisition of Premier National Bank of Dalton, our total assets will exceed $550 million. First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

     Average loans of $319.6 million represented 78% of our average earning assets during the third quarter of 2002. From December 31, 2001, gross loans increased $41.5 million to $332.5 million at September 30, 2002. The increase in gross loans was comprised of $19.5 million in natural growth and $22 million through the First State Bank acquisition. The $19.5 million increase in loans was rather modest (compared to prior years) due to our efforts to improve our liquidity. Comparing the third quarter end of 2001 to 2002, gross loans increased $65.1 million, or 24%. The growth in the loan portfolio is primarily attributable to our business strategy and the ties of our bankers to the local communities in which they work. We believe that general loan demand will remain strong, however, we do not anticipate annual growth in 2002 at the same level that we experienced during 2001. Funding of future loan growth will be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth will be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

     The allowance for loan losses was $4.6 million or 1.39% of outstanding loans at September 30, 2002 and $3.8 million or 1.31% of outstanding loans, at December 31, 2001. The allowance for loan losses was 291% of nonperforming loans (defined as loans 90 days or more past due and nonaccrual loans) at September 30, 2002 and 634% of nonperforming loans at December 31, 2001. For the first nine months of 2002, net charge-offs arising from loans secured by real estate totaled $23 thousand, commercial loans totaled $79 thousand, and consumer loans totaled $273 thousand. See "Provision for Loan Losses." We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment;

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


Allocation for Allowance for Loan Losses
As of September 30, 2002 and 2001
(in thousands)
                                                                 September 30,
                                                   2002                                   2001
                                           Percentage of loans in each            Percentage of loans in each
Loan Categories                   Amount     category to total loans     Amount     category to total loans
                                  -------------------------------------  ------------------------------------
Commercial                        $ 1,896                 30.6%          $ 1,485             33.8%
Real estate-construction              221                  8.3%              197              6.2%
Real estate-mortgage                1,358                 41.1%            1,199             40.2%
Consumer                              615                 20.0%              587             19.8%
Charter condition or unallocated      547                   -                132                -
                                  -------------------------------------  ------------------------------------
Total                             $ 4,637                100.0%          $ 3,600             100.0%
                                  =====================================  ====================================

Nonperforming Assets

     Nonaccrual loans were $1.2 million at September 30, 2002, $519 thousand at December 31, 2001 and $961 thousand at September 30, 2001. The nonaccrual loans in September 2002 included $146 thousand secured by real estate, $991 thousand of commercial loans and $41 thousand of consumer loans. The ratio of nonaccrual loans to total loans was 0.35% at September 30, 2002 and 0.18% at December 31, 2001. At each date, we did not own any other real estate.

     Loans past due 90 days and still accruing were $412 thousand at September 30, 2002, compared to $21 thousand at December 31, 2001. Of these past due loans at September 30, 2002, $79 thousand were secured by real estate, $250 thousand were commercial loans and $83 thousand were consumer loans.

     At September 30, 2002, nonperforming loans were 0.48% of total outstanding loans, which is 38 basis points less than the average of our subsidiaries' peer groups, or 0.86%.

Investment Securities and Other Earning Assets

     Securities totaled $55.2 million at September 30, 2002, $37.3 million at December 31, 2001, and $30.4 million at September 30, 2001. The growth in the securities portfolio has occurred as a result of our efforts to improve our liquidity, as well as the acquisition of First State Bank. At September 30, 2002, the securities portfolio had unrealized net gains of approximately $965 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. The following table provides the carrying values of our federal agency and municipal securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.


(in thousands)          Less than      One to       Five to     More than
                        One Year     Five Years    Ten Years    Ten Years
                       ---------------------------------------------------
Municipal              $    1,436   $     4,314   $    2,533   $    3,222
Agency                      3,106        16,881       13,674        9,064
                       ---------------------------------------------------
Total                  $    4,542   $    21,195   $   16,207   $   12,286
                       ===================================================
Tax Equivalent Yield        3.5%         3.8%         3.9%         5.5%
                       ===================================================

     We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of September 30, 2002, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of the third quarter ended 2002, the book value and market value of the securities from each such issuer are as follows:

(in thousands)            Book Value                Market Value
Fannie Mae                $ 15,546                   $ 15,336
FHLMC*                    $ 14,297                   $ 14,453
FHLB**                    $ 8,375                    $ 8,437


* Federal Home Loan Mortgage Corporation
** Federal Home Loan Bank

     The following table presents the book values of the investments for the dates presented in the consolidated balance sheets.


(in thousands)     September 30, 2002   December 31, 2001   September 30, 2001
                   ------------------------------------------------------------
Federal agencies   $            42,725  $           36,674  $            29,703
Municipal          $            11,505  $              236  $                 -
                   ------------------------------------------------------------
Total              $            54,230  $           36,910  $            29,703
                   ============================================================

     Federal funds sold increased to $35.4 million at September 30, 2002 from $0 at December 31, 2001. The increase resulted from our efforts to increase our liquidity (see "Liquidity"), as well as our efforts to sell our common stock through our recent private placement offering. We plan to invest a portion of these federal funds into liquid investment securities and loans to improve our yield on these earning assets; however, we intend to transition the funds into investment securities and loans over the course of several months in order to dollar-cost-average into the market.

Deposits and Other Borrowings

     Total deposits increased 39% from September 30, 2001 to September 30, 2002, and 28% from December 31, 2001 to September 30, 2002. For the first nine months of 2002, our branching activities yielded natural deposit growth of approximately $39.4 million; whereas, First State Bank provided approximately $42.5 million in new deposits. We anticipate our deposits to increase as a result of future branching activities and the acquisition of Premier National Bank of Dalton.

     In January of this year, First Security borrowed $6 million in term notes (see "Liquidity") from the Federal Home Loan Bank of Cincinnati. The following table details the maturities and rates of the term debt.

    Date            Type           Principal    Term       Rate      Maturity
--------------------------------------------------------------------------------
1/8/2002   Fixed Rate   Advance   $500,000.00  24 mos.      3.73%   1/8/04
 1/8/2002  Fixed Rate  Advance     500,000.00  36 mos.      4.48%   1/8/05
 1/8/2002  Fixed Rate  Advance     500,000.00  48 mos.      5.04%   1/8/06
1/10/2002  Fixed Rate  Advance     500,000.00  24 mos.      3.65%  1/10/04
1/10/2002  Fixed Rate  Advance     500,000.00  36 mos.      4.45%  1/10/05
1/10/2002  Fixed Rate  Advance     500,000.00  48 mos.      5.00%  1/10/06
1/15/2002  Fixed Rate  Advance     500,000.00  24 mos.      3.50%  1/15/04
1/15/2002  Fixed Rate  Advance     500,000.00  36 mos.      4.22%  1/15/05
1/15/2002  Fixed Rate  Advance     500,000.00  48 mos.      4.77%  1/15/06
1/17/2002  Fixed Rate  Advance     500,000.00  24 mos.      3.63%  1/17/04
1/17/2002  Fixed Rate  Advance     500,000.00  36 mos.      4.35%  1/17/05
1/17/2002  Fixed Rate  Advance     500,000.00  48 mos.      4.88%  1/17/06

                                $6,000,000.00
                                =============


-----------------------------
Composite     rate      4.31%
Composite     2 yr.     3.63%
Composite     3 yr.     4.38%
Composite     4 yr.     4.92%
-----------------------------

Liquidity

     The liquidity position of the Banks primarily depends upon their need to respond to withdrawals from deposit accounts and upon the liquidity of their assets. Primary liquidity sources include cash and due from banks, federal funds sold, short-term investment securities and loan repayments. At September 30, 2002, the liquidity ratio was 25.9% (excluding anticipated loan repayments). Three, six and nine months earlier on June 30th, March 31st and December 31st, our liquidity was 21.8%, 16.8% and 12.7%, respectively. Throughout the 2002, our liquidity ratio has steadily increased, as the following explains. During the third quarter, our liquidity increased due primarily to our acquisition of First State Bank, which had a liquidity ratio above 50%. We do not intend to maintain First State Bank's liquidity ratio at this high level; instead, we plan to change its mix of earning assets so that a greater percentage of them are invested in higher yielding loans. During the second quarter, the majority of our liquidity improvement resulted from selling 2,225,620 shares of our common stock. During the first quarter, we improved our liquidity ratio and reduced our dependency on overnight borrowings using two methods: (i) replacing Federal Home Loan Bank overnight funds with FHLB term funds and (ii) selling loan participations. Frontier Bank is a member of the Federal Home Loan Bank of Cincinnati and, prior to year-end, attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio. Subsequent to year-end, management determined, because interest rates were at low levels, to convert the FHLB overnight funding, as well as a portion of federal funds purchased, into $6 million of FHLB term borrowings. The terms on the borrowings are $2 million for two years, $2 million for three years, and $2 million for four years. By using term borrowings we locked in low cost funding and we improved our liquidity ratio by decreasing our dependency on overnight liabilities. Frontier Bank also used its borrowing capacity to purchase a letter of credit from FHLB that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities at the Collateral Pool and thus improve our liquidity ratio. Additionally, Frontier Bank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. Dalton Whitfield Bank and First State Bank are members of the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of Cincinnati, respectively; however, neither Dalton Whitfield Bank nor First State Bank currently has any FHLB borrowings but may in the future. First Security has sold and may continue to sell loan participations as a source of liquidity.

     Management believes the liquidity sources are adequate to meet operating needs. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.

Capital Resources

     We continue to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 10% of risk-adjusted assets, including 6% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 5%. Frontier Bank has a regulatory chartering condition requiring leverage ratios to not fall below 8% for the first three years of its operations. Dalton Whitfield Bank had a similar chartering condition which expired on its third anniversary in September 2002. First Security, Dalton Whitfield Bank, Frontier Bank, and First State Bank all maintain capital levels exceeding the minimum levels required by the Frontier Bank's chartering condition, in addition to exceeding those capital requirements for "Well Capitalized" banks and bank holding companies under applicable regulatory guidelines. First State Bank capital ratios for December 31, 2001 and September 30, 2001 are provided for informational purposes only and were not used to calculate First Security's consolidated capital ratios.


                                            Well       Adequately     First        Dalton       Frontier   First State
September 30, 2002                      Capitalized   Capitalized   Security   Whitfield Bank     Bank         Bank
Tier I capital to risk adjusted assets          6.0%          4.0%      16.7%            10.4%      10.1%         25.6%
Total capital to risk adjusted assets          10.0%          8.0%      18.0%            11.6%      11.3%         26.8%
Leverage ratio                                  5.0%          4.0%      13.1%             8.2%       8.6%         11.8%

                                            Well       Adequately     First        Dalton       Frontier   First State
December 31, 2001                       Capitalized   Capitalized   Security   Whitfield Bank     Bank         Bank

Tier I capital to risk adjusted assets          6.0%          4.0%      11.0%            10.6%       9.9%         25.0%
Total capital to risk adjusted assets          10.0%          8.0%      12.2%            11.9%      11.1%         26.2%
Leverage ratio                                  5.0%          4.0%       9.9%             9.1%       9.2%         13.0%

                                            Well       Adequately     First        Dalton       Frontier   First State
September 30, 2001                      Capitalized   Capitalized   Security   Whitfield Bank     Bank         Bank

Tier I capital to risk adjusted assets          6.0%          4.0%      10.0%             9.2%       9.9%         23.6%
Total capital to risk adjusted assets          10.0%          8.0%      11.2%            10.4%      11.2%         24.8%
Leverage ratio                                  5.0%          4.0%       9.2%             8.5%       8.8%         13.0%

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

EFFECTS OF INFLATION

     Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In 1999, the Federal Reserve increased the interest rate three times for a total of 75 basis points in an attempt to control inflation. Again in 2000, the Federal Reserve increased interest rates three times for a total of 100 basis points in an attempt to control inflation. However, the Federal Reserve reduced interest rates on 11 occasions for a total of 475 basis points in 2001 in an effort to stimulate economic growth. On November 6, 2002, the Federal Reserve decreased interest rates by 50 basis points in order to further stimulate economic growth. This was the only time the Federal Reserve adjusted interest rates in 2002.

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

     First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $1.0 million or 8.4%, as a result of a 200 basis point decline in rates. The model also predicts an $851 thousand increase in net interest income, or 6.9%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of September 30, 2002. Numbers are based on a flat balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

                               Interest Rate Risk
                           Income Sensitivity Summary
                            As of September 30, 2002
                                 (in thousands)

                                             DOWN                    UP
                                            200 BP     CURRENT     200 BP

     Net interest income                  $ 11,324   $ 12,358     $ 13,209
     Dollar change net interest income      (1,034)         -          851
     Percent change net interest income      -8.37%      0.00%        6.89%


     The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestment of paydowns and maturities of loans, investments and deposits, among others. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

     As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange

Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

     During the nine months ended September 30, 2002, First Security sold 2,576,460 shares of its $.01 par value common stock at $10.00 per share to accredited investors. We relied upon Rule 506 of regulation D of the Securities Act of 1933 to exempt this transaction from registration under the federal securities laws. No underwriters were involved in this transaction.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Shareholders on September 26, 2002 where the following seven directors were elected: Rodger B. Holley, Larry R. Belk, Clayton Causby, Kenneth C. Dyer, III, Douglas F. Heuer, III, Ralph L. Kendall, and D. Ray Marler. These were all of our directors on the meeting date. The directors were voted on as a slate. The slate received votes as follows:

                          FOR      WITHHELD
                       ----------  --------
Rodger B. Holley        4,452,621     5,200
Larry R. Belk           4,452,621     5,200
Clayton Causby          4,452,621     5,200
Kenneth C. Dyer, III    4,452,621     5,200
Douglas F. Heuer, III   4,452,621     5,200
Ralph L. Kendall        4,452,621     5,200
D. Ray Marler           4,446,121    11,700

     The second matter put to a vote was the approval of the First Security Group, Inc. 2002 Long-Term Incentive Plan. The number of votes cast for this proposal was 4,137,815, the number of votes against was 210,006, and the number of abstentions was 110,000.

     The third matter put to a vote at the Annual Meeting was a ratification of the appointment of Joseph Decosimo and Company, LLP, as independent auditors for First Security for the fiscal year ending December 31, 2002. The number of votes cast for this proposal was 4,395,721, the number of votes against was 52,600, and the number of abstentions was 9,500.

ITEM 6. Exhibits and Reports on Form 8-K

(a)       Exhibits:

              EXHIBIT NUMBER          DESCRIPTION

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350


(b)       Reports  on  Form  8-K:

          The following reports on Form 8-K were filed during the quarter ended September 30, 2002.

          Current Report on Form 8-K dated August 15, 2002 and filed August 16, 2002, Items 5 and 7.

          Current Report on Form 8-K dated August 16, 2002 and filed August 16, 2002, Item 9.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.


                                FIRST SECURITY GROUP, INC.
                                (Registrant)

November 14, 2002               /s/ Rodger B. Holley
                                --------------------
                                Rodger B. Holley
                                Chairman, Chief Executive Officer & President

November 14, 2002               /s/ William L. Lusk, Jr.
                                ------------------------
                                William L. Lusk, Jr.
                                Secretary, Chief Financial Officer &
                                Executive Vice President

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Rodger B. Holley, Chief Executive Officer of First Security Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Security Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                   /s/ Rodger B. Holley
                                   -----------------------------
                                   Rodger B. Holley
                                   Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William L. Lusk, Jr., Chief Financial Officer of First Security Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Security Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                   /s/ William L. Lusk, Jr.
                                   ------------------------------
                                   William L. Lusk, Jr.
                                   Chief Financial Officer