Form 10-K
period 2002-12-31
FIRST SECURITY GROUP INC/TN
filed 2003-03-31
CIK 1138817

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM               TO

                          COMMISSION FILE NO. 333-59338
                               __________________

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

                                 (423) 266-2000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 14, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $68,948,750.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common Stock, $.01 par value:
                7,579,104 shares outstanding as of March 14, 2003

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2003 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
         ITEM 1. BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . .     4
         ITEM 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . .    14
         ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .    15
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .    15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . .    16
         ITEM 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . .    18
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION. . . . . . . . . . . .    20
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK. . . . . . . . . . . . . . . . . . . . . . .    41
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . .    43
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURES. . . . . . . . . . .    72

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    72
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS . . . . . . . . . . . .    72
         ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .    76
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . .    78
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION. . . . . .    79
         ITEM 14. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . .    79

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    79
         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .    79

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    72
CERTIFICATION OF CHIEF EXECUTIVE OFFICER . . . . . . . . . . . . . . . . .    72
CERTIFICATION OF CHIEF FINANCIAL OFFICER . . . . . . . . . . . . . . . . .    72

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                                  OUR COMPANY

GENERAL

     First Security was incorporated in 1999, and is a bank holding company regulated and supervised by the Board of the Federal Reserve System and the Georgia Department of Banking and Finance. The Tennessee Department of Financial Institutions does not regulate bank holding companies. First Security became the parent holding company of Dalton Whitfield Bank on September 16, 1999, Frontier Bank on June 24, 2000, and First State Bank on July 20, 2002. As of December 31, 2002, First Security and its subsidiaries had total assets of approximately $472.9 million, total deposits of approximately $384.5 million, and shareholders' equity of approximately $67.9 million.

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

     Frontier Bank is a Tennessee banking corporation that has engaged in the general commercial banking business since it was chartered in June 2000. Frontier Bank's deposits are insured by the FDIC. Frontier Bank is a member of the Federal Home Loan Bank of Cincinnati. Through Frontier Bank, First Security provides a wide range of banking and financial services in Chattanooga, Sweetwater, Athens, and Lenoir City, Tennessee. In addition, Frontier Bank has a loan production office in Loudon, Tennessee. Outside of the Chattanooga market, Frontier Bank operates under the name of "First Security Bank."

     First State Bank is also a Tennessee banking corporation engaged in the general commercial banking business since it opened in 1974. On July 20, 2002, First Security acquired all of First State Bank's outstanding common stock for an aggregate purchase price of $8.6 million, which was paid in cash. The purchase price included $8.2 million to First State Bank's shareholders and $438 thousand in acquisition costs, such as legal, accounting and investment banking fees. The transaction resulted in $1.4 million of goodwill and $1.0 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits.

     First State Bank's deposits are insured by the FDIC. First State Bank is a member of the Federal Home Loan Bank of Cincinnati. Through First State Bank, First Security provides a wide range of banking and financial services in Maynardville and Jefferson City, Tennessee. In addition, First State Bank has loan production offices in Knoxville and Dandridge, Tennessee. Outside of the Maynardville market, First State Bank operates under the name of "FSGBank."

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

COMMERCIAL BANKING OPERATIONS

     The commercial banking operations of our bank subsidiaries are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses.

     Dalton Whitfield Bank considers its primary market area for commercial banking services to be Whitfield County, Georgia, which is north of Atlanta. Frontier Bank considers its primary market area for commercial banking services to be Hamilton, Monroe, McMinn, and Loudon Counties, Tennessee. First State Bank considers its target market to include Union, Jefferson, and Knox Counties, Tennessee.

     Our subsidiary banks provide traditional banking services, which includes taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to small and medium-sized businesses.

     The retail nature of the commercial banking operations for our subsidiaries allows for diversification of depositors and borrowers, and management believes that no subsidiary depends upon a single or a few customers. As of December 31, 2002, First Security had an approximately $17 million concentration of carpet-industry related commercial banking loans. Otherwise, we do not believe our credits are concentrated within a single industry or group of related industries.

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

COMPETITION

     The retail, commercial, and mortgage divisions of our Bank subsidiaries operate in highly competitive markets. We compete directly in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders, and insurance companies, locally, regionally, and nationally, certain of which compete with offerings by mail, telephone, computer, and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. We believe that office locations, types and quality of services and products, office hours, customer service, a local presence, community reputation, and continuity of personnel also are important competitive factors which we emphasize.

     In addition to Dalton Whitfield Bank, 13 other commercial or savings institutions currently have offices in the Dalton, Georgia area. Many of the largest banks operating in Georgia, including some of the largest banks in the country, also have offices within this market. Also, along with Frontier Bank, 11 other commercial or savings institutions have offices in the Chattanooga area; eight other commercial or savings institutions have offices in the Sweetwater area of Monroe County, Tennessee; eight other commercial or savings institutions have offices in the Athens area of McMinn County, Tennessee; and six other commercial banks have offices in the Lenoir City area of Loudon County, Tennessee. First State Bank is accompanied by two other commercial banks in the Maynardville area of Union County, Tennessee and five other commercial or savings institutions in the Jefferson City area of Jefferson County, Tennessee.

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

EMPLOYEES

     On December 31, 2002, we had 182 full-time employees and seven part-time employees. Our staff will increase as a result of the Premier National Bank merger (discussed below), as well as branch openings anticipated in 2003. First Security considers our employee relations to be good, and we have no collective bargaining agreements with any employees.

RECENT DEVELOPMENTS

     Premier National Bank of Dalton Acquisition

     On November 19, 2002, we entered into an Agreement and Plan of Merger among First Security, Dalton Whitfield Bank, and Premier National Bank of Dalton. Premier National Bank of Dalton is located in Dalton, Georgia. The Plan of Merger provides that Premier National Bank of Dalton will merge with and into Dalton Whitfield Bank, with Premier National Bank of Dalton shareholders receiving 0.425 shares of First Security common stock in the merger in exchange for each share of Premier National Bank of Dalton common stock they own. First Security anticipates consummating the transaction in the first quarter of 2003.

     As of December 31, 2002, Premier National Bank of Dalton had consolidated assets of approximately $84.7 million, consolidated deposits of approximately $73.4 million, and consolidated shareholders' equity of approximately $7.1 million.

     Conversion to OCC Charters

     Recently, we began to undertake the process to convert our separate state banking charters to separate national banking charters. Upon completing the conversion process, our Banks' primary regulator will become the Office of the Comptroller of the Currency. Furthermore, and as part of the conversion, we anticipate changing the name of each of our Banks to FSGBank. By making this change, we would have a single branded identity across our markets.


                           SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes various statutes, rules, and regulations affecting First Security, Dalton Whitfield Bank, Frontier Bank and First State Bank. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and elsewhere and is not intended to be an exhaustive description of the statutes or regulations applicable to First Security's and our Banks' businesses. Any change in the applicable law or regulations may have a material effect on our business.

     Supervision, regulation, and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of First Security's common stock.

     BANK HOLDING COMPANY REGULATION

     GENERAL. First Security is a bank holding company, under the Bank Holding Company Act of 1956, as amended and under the Financial Institutions Code of Georgia. We are subject to supervision, examination, and reporting by the Federal Reserve and the Georgia Department. The Tennessee Department of Financial Institutions does not regulate bank holding companies. First Security is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve examines First Security and may examine its nonbank subsidiaries. The Georgia Department also may examine First Security.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company may purchase a bank located outside of Georgia or Tennessee. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia or Tennessee may purchase a bank located inside Georgia or Tennessee. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years, and Tennessee Law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     -    Banking or managing or controlling banks; and

     - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing specified management consulting and counseling activities;

     -    Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

     To qualify to become a financial holding company, the Banks must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Banks and to commit resources to support the Banks. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Banks will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of any Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

BANK REGULATION

     GENERAL. Dalton Whitfield Bank is a Georgia-chartered bank subject to regulation and examination by the Georgia Department of Banking and Finance. Frontier Bank and First State Bank are Tennessee-chartered banks subject to regulation and examination by the Tennessee Department of Financial Institutions. Each of the Banks is a member of the FDIC, and each Bank's deposits are insured up to the maximum permitted by law. The FDIC and the respective state regulatory agencies regulate, examine and monitor all of the Banks' operations, including reserves, loans, mortgages, payments of dividends, interest rates, and the establishment of branches. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and various federal laws concerning interest rates.

     The Federal Reserve has adopted the Federal Financial Institutions Examination Council's ("FFIEC") internal rating system to assess the soundness of financial institutions on a uniform basis and to identify situations requiring special supervisory attention. Each financial institution is assigned a confidential composite "CAMELS" rating based on an evaluation and rating of six essential components of an institution's financial condition and operations, including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

     PRIVACY. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

     BRANCHING. The Banks currently have branches in Tennessee and Georgia. Each state permits state-wide branching, subject to regulatory approval.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Banks Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Banks' loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal laws noted above, the Georgia Fair Lending Act ("GFLA") imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA. We have implemented procedures to comply with all GFLA requirements.

     The deposit operations of the Banks are subject to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     The Company and the Banks are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Georgia Department of Banking and Finance and the Tennessee Department of Financial Institutions, respectively, in the case of the Banks. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Banks are also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2

Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Dalton Whitfield Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the FDIC in the case of the Banks.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Bank Regulation-Prompt Corrective Action."

     See Note 15 in the "Notes to Consolidated Financial Statements" for the capital ratios of the Company and the Banks.

DIVIDENDS

     A principal source of First Security's cash revenues are management fees from its Banks. The amount of dividends that the Banks can pay depends on their earnings and capital positions.

     Cash dividends on Dalton Whitfield Bank's common stock may be declared and paid without prior regulatory approval only out of its retained earnings for the current and preceding two years, under FDIC policy, provided its paid-in capital and appropriated retained earnings equal at least 20% of the capital stock account. Prior Georgia Department approval is also required before cash dividends may be declared and paid if (i) a bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank's assets classified as adverse as to repayment or recovery by the Georgia Department at the most recent examination exceeds 80% of its equity capital as reflected at such examination.

     Cash dividends on Frontier Bank's and First State Bank's common stock may be declared and paid only out of their retained earnings for the current and preceding two years under FDIC policy, and net profits may be credited to retained earnings only after the proper deductions have been made for all expenditures, expenses, taxes, losses, bad debts and any write-offs, or other deductions as required by the Tennessee Department of Financial Institutions, provided that surplus is at least 50% of the capital stock and the paid-in surplus account equals the capital stock account. After these requirements are met, Frontier Bank and First State Bank may declare dividends if they are adequately reserved and those reserves will not be impaired by the declaration of the dividend. Frontier Bank is a recently chartered bank and is prevented from paying dividends to First Security during its first three years of operations without prior regulatory approval.

     The Company and the Banks are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal and state regulatory authorities are authorized to determine, under various circumstances relating to the financial condition of a bank or a bank holding company, that the payment of dividends would be an unsafe or unsound practice and can prohibit the payment of dividends. Dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice. Generally, depository institutions are expected to pay dividends only out of current operating earnings. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

TRANSACTIONS WITH AFFILIATES

     The Company and the Banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a bank's loans or extensions of credit to affiliates;

     -    a bank's investment in affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Banks must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Banks are also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify FinCEN if an account or transaction is identified;

     -    designate a contact person to receive information requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;
     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;
     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and
     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.     PROPERTIES

     During 2002, we conducted our business primarily through our office located at 817 Broad Street, Chattanooga, Hamilton County, Tennessee. This space contains approximately 4,500 square feet and is leased until February 28, 2003. This lease has three successive one-year renewal options. We renewed the lease for one year until February 28, 2004 and are currently in the process of evaluating the facilities' ability to meet our anticipated space requirements.

     Frontier Bank's main office, also located at 817 Broad Street in Chattanooga, is part of the same lease as First Security's. The main office contains approximately 8,500 square feet of finished space used for offices, operations and storage, four teller windows, and the Bank lobby. The facility also has an automated teller machine with 24-hour access. Frontier Bank's main office facility opened for business on June 26, 2000 and is in good condition.

     In addition, Frontier Bank operates six full service branches in the Chattanooga area. The first branch opened on July 3, 2000, is approximately 3,400 square feet, and is located at 1740 Gunbarrel Road, Chattanooga, Hamilton County, Tennessee with a lease that expires on May 24, 2010. This lease has two additional and successive five-year renewal options, as well as options to purchase the facility in the fifth and tenth years of the original lease. The next branch opened on July 28, 2000, is also approximately 3,400 square feet, and is located at 4227 Ringgold Road, Chattanooga, Hamilton County, Tennessee with a lease that expires on July 20, 2010. This lease has two successive five-year renewal options, as well as options to purchase the facility in the fifth and tenth years of the original lease. On May 7, 2001 Frontier Bank opened a branch with approximately 3,400 square feet, located at 4535 Highway 58, Chattanooga, Hamilton County, Tennessee. Frontier Bank owns the property and building at the Highway 58 location. The next branch opened on May 29, 2001, is approximately 2,500 square feet, and is located at 820 Ridgeway Avenue, Signal Mountain, Hamilton County, Tennessee with a lease that expires on December 31, 2010. This lease had an option to purchase the facility in January 2003, which we exercised. On October 22, 2001 Frontier bank opened a branch with approximately 1,000 square feet, located at 1409 Cowart Street, Chattanooga, Hamilton County, Tennessee with a land lease that expires on December 31, 2010. This lease has two successive five-year renewal options. Frontier Bank owns the building at the Cowart Street location; additionally, this location serves as the drive-thru for Frontier Bank's main office, as approximately five city blocks separate the two locations. On July 8, 2002 Frontier Bank opened a branch located at 9217 Lee Highway, Ooltewah, Hamilton County, Tennessee. This branch is owned and is approximately 3,400 square feet.

     In Sweetwater, Monroe County, Tennessee, Frontier Bank owns its branch, which is approximately 3,000 square feet. This branch, which opened for business on June 26, 2000, is located at 761 New Highway 68 and conducts business with the trade name First Security Bank. On November 6, 2000, Frontier Bank opened a branch at 835 South Congress Parkway, Athens, McMinn County, Tennessee. This location, which is owned by Frontier Bank, is approximately 1,400 square feet and conducts business under the trade name First Security Bank. On February 5, 2001, Frontier Bank opened a loan production office with approximately 1,000 square feet located at 702 Grove Street, Suite 100, Loudon, Loudon County, Tennessee with a lease that expired on December 31, 2001 and is now a month-to-month lease. Recently, Frontier Bank received regulatory permission to open and own a full-service branch to be located at 2270 Highway 72 N, Loudon, Loudon County, Tennessee and plans to conduct business under the trade name First Security Bank. Upon opening this branch, Frontier Bank anticipates that it will close the Loudon loan production office. On July 2, 2001, Frontier Bank opened a loan production office with approximately 3,200 square feet located at 119 Broadway West, Lenoir City, Loudon County, Tennessee with a lease that expires on July 31, 2002. This lease has two successive six-month renewal options, which were exercised. On October 15, 2002, the Lenoir City loan production office was converted into a full-service branch operating with the trade name First Security Bank. Frontier Bank received regulatory permission to relocate this branch to 705 East Broadway, Lenoir City, Loudon County, Tennessee, and plans to own the facility to be built on the site.

     Dalton Whitfield Bank's main office opened on September 17, 1999 and is located at 401 South Thornton Avenue, Dalton, Whitfield County, Georgia. The main office contains approximately 16,500 square feet of finished space used for offices, operations and storage, five teller windows, and the Bank lobby. The facility also has a detached drive-thru and a detached facility for mortgage operations. The main office facility is owned by Dalton Whitfield Bank and is in good condition. Also on September 17, 1999, Dalton Whitfield Bank opened a branch facility located at 1237 Cleveland Road, Dalton, Whitfield County, Georgia. This branch is approximately 3,300 square feet and is in good condition. Both the Thornton Avenue and the Cleveland Road branches were acquired by Dalton Whitfield Bank when it purchased selected assets and assumed most of the liabilities of Colonial Bank's three Dalton, Georgia branches. The third branch purchased, an in-store grocery store branch, from Colonial Bank was subsequently closed when the grocery store, Winn-Dixie, closed the grocery store in an large down-sizing effort. On June 4, 2001, Dalton Whitfield Bank opened a branch with approximately 2,400 square feet at 2709 Chattanooga Road, Suite 5, Rocky Face, Whitfield County, Georgia with a lease that expires on September 30, 2005. This lease has a five-year renewal option. Recently, Dalton Whitfield Bank received regulatory approval to open and own a branch to be located at 35 Poplar Springs Road, Ringgold, Catoosa County, Georgia. This 3,400 square foot branch is currently under construction and will operate under the trade name Catoosa County Bank.

     First State Bank's main office is located at 2905 Maynardville Highway, Maynardville, Union County, Tennessee. The main office contains approximately 12,197 square feet of finished space used for offices, operations and storage, five teller windows, a drive-thru and Bank lobby. The main office was originally built in 1996; although First Security acquired it on July 20, 2002. The facility is in good condition. The facility and land are owned. In order to purchase the land, on January 5, 1995, First State Bank entered a 240-month mortgage, which matures on January 5, 2015. Additionally, First State Bank operates one other branch in Union County, Tennessee. The branch contains approximately 2,000 square feet, is located at 216 Maynardville Highway, Maynardville, Union County, Tennessee with a ten-year lease that expired on March 16, 1993. This lease had one fifteen-year renewal option, which was exercised. In 1999, the State of Tennessee advised First State Bank that this branch was in the path of the future project to widen Highway 33. As a result, First State Bank purchased a vacant lot in close proximity so that it may relocate this branch. To date, the highway widening project has not begun and neither has construction on a replacement branch.

     In Jefferson City, Jefferson County, Tennessee, First State Bank owns a branch with approximately 1,860 square feet. This branch, which opened for business on November 26, 2002, is located at 167 West Broadway Boulevard and conducts business with the trade name FSGBank. Prior to this branch, First State Bank opened a 250 square foot, loan production office at 104 West Old AJ Highway, Suite A, Jefferson City, Jefferson County, Tennessee. This temporary facility was leased on a month-to-month basis and open from August 14, 2002 to November 25, 2002, when the aforementioned Jefferson City branch opened. On January 6, 2002, First State Bank opened a 200 square foot, loan production office located at 1232 Gay Street, Dandridge, Jefferson County, Tennessee with a month-to-month lease. Recently, First State Bank received regulatory approval to open and own a branch at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee to operate under the trade name FSGBank. Upon completion of this branch, management anticipates closing the 1232 Gay Street loan production office.

     On August 14, 2002, First State Bank opened a month-to-month leased facility, loan production office at 318 Erin Drive, Suite 9, Knoxville, Knox County, Tennessee which was 400 square feet. On October 1, 2002, this loan production office relocated to Suite 8, which was approximately 1,000 square feet and located at the same street address. Recently, First State Bank received regulatory approval to open a branch in the Meridian Trust building located at 109 Northshore Drive, Suites 100 and 300, Knoxville, Knox County, Tennessee. The lease on Suite 300 expires on March 1, 2008 and has four additional and successive three-year renewal options. Assuming the lease on Suite 100 commences on May 1, 2003, it will expire on July 1, 2006; this lease also has four additional and successive three-year renewal options. Generally speaking, deposit operations will be conducted in Suite 100, which is approximately 550 square feet, and loan production will occur in Suite 300, which is approximately 4,282 square feet. On March 14, 2003, we occupied Suite 300 and as a result closed the loan production office located at 318 Erin Drive, Suite 8. Management anticipates that Suite 100 will open in the second quarter. Both Suites 100 and 300 will conduct business under the trade name FSGBank.

     As of December 31, 2002, First Security and its subsidiaries owned five plots of land that were either vacant or were under construction to build a branch. The vacant lots are located in Sweetwater, Monroe County, Tennessee; Loudon, Loudon County, Tennessee; Lenoir City, Loudon County, Tennessee; Maynardville, Union County, Tennessee; Dandridge, Jefferson County, Tennessee; and, Ringgold, Catoosa County, Georgia. The intent for each of these properties is to build banking facilities, except for the Sweetwater property. The Sweetwater vacant lot was purchased prior to the negotiations and subsequent acquisition of First Central Bank of Monroe County. The Sweetwater vacant lot is currently for sale, as we no longer intend to build on the site.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002 to a vote of shareholders of First Security, through the solicitation of profits or otherwise.

                                      PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     No active public trading market exists for our common stock, and we have no reason to believe that an active trading market will develop in the foreseeable future. There are no present plans for our common stock to be listed or qualified for trading on any stock exchange or with Nasdaq. As of December 31, 2002, there were approximately 1,226 holders of record of First Security's common stock, and approximately 7,579,104 shares of common stock were issued and outstanding. We file periodic financial and other reports with the Securities and Exchange Commission.

     The last selling price of our common stock based on information available to us was $10.00 per share on January 31, 2003. Our shares are infrequently traded in private transactions, and such trades are not necessarily indicative of the value of such shares. We have not issued any options to purchase our common stock other than to our officers and employees pursuant to the Second Amended and Restated 1999 Long Term Incentive Plan. No options to purchase our common stock have been issued from the 2002 Long Term Incentive Plan. Non-executive director restricted stock grants have been issued from the 2002 Long Term Incentive Plan.

     One of the chartering conditions placed upon Dalton Whitfield Bank by its regulators, as with all newly chartered banks, was that Dalton Whitfield Bank could not pay dividends within its first three years of operations, which commenced on September 16, 1999, without prior regulatory approval. Now that the three year restriction has passed, cash dividends on Dalton Whitfield Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which Dalton Whitfield Bank's paid-in capital and retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department of Banking and Finance's current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's loans classified as adverse as to repayment or recovery by the Georgia Department at the most recent regulatory examination of the Bank exceeds 80% of the Bank's equity capital as reflected at such examination.

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

     First State Bank is not subject to any chartering limitations that restrict its ability to pay dividends to First Security.

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

     Our sources of income, other than investments held by us, and fees paid to us by our subsidiary Banks, are limited to dividends we may receive from Dalton Whitfield Bank, Frontier Bank, or First State Bank. Our subsidiaries' ability to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends applicable to the Banks, and our need to maintain adequate capital in our Bank subsidiaries and in our holding company.

     In 2002, the Company sold and issued the following unregistered securities:

     1. On March 19, 2002, First Security's non-underwritten private placement of up to $20 million in shares of First Security's common stock at a price of $10 per share became effective. Subsequently, the private placement was increased from $20 million to $25 million and then again to $27.5 million. The private placement closed on August 8, 2002, by which time First Security had sold 2,576,460 shares in the offering to 422 investors who all represented that they were accredited investors. The proceeds from this offering were used to acquire First State Bank and have been and will be used to support growth opportunities for First Security and its subsidiaries. We relied upon Rule 506 of regulation D of the Securities Act of 1933 to exempt this transaction from registration under the federal securities laws.

     2. On March 26, 2002 we granted incentive stock options to purchase an aggregate of 3,000 shares of our common stock at an exercise price of $10.00 to an employee under the Second Amended and Restated 1999 Long-Term Incentive Plan. None of these options has been exercised, and none has been cancelled. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

     3. On October 24, 2002 we granted incentive stock options to purchase an aggregate of 128,000 shares of our common stock at an exercise price of $10.00 to our employees under the Second Amended and Restated 1999 Long-Term Incentive Plan. None of these options has been exercised, and none has been cancelled. In granting these incentive stock options to our employees, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

     No underwriters were involved in the foregoing sales of securities. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and options issued in such transactions. Similar representations of investment intent were obtained and similar legends imposed in connection with any subsequent transfers of such securities. We believe that all recipients had adequate access, through employment or other relationships, to information about us to make an informed investment decision.

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

                                                            SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        FIRST SECURITY
                                               --------------------------------------------------------------
                                                FISCAL YEAR     FISCAL YEAR     FISCAL YEAR     FOUR MONTHS
                                                   ENDED           ENDED           ENDED           ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2002            2001            2000            1999
                                               --------------  --------------  --------------  --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Gross interest income                          $      25,621   $      20,793   $      11,824   $       2,348
Gross interest expense                                 8,417           9,783           5,510             812
                                               --------------  --------------  --------------  --------------
Net interest income                                   17,204          11,010           6,314           1,536
Provision for loan losses                              1,948           2,496             811               -
                                               --------------  --------------  --------------  --------------
Net interest income
  after provision                                     15,256           8,514           5,503           1,536
Noninterest income                                     3,819           2,743           1,088             176
Noninterest expense                                   14,915          11,004           7,504           2,542
                                               --------------  --------------  --------------  --------------
Pretax income (loss)                                   4,160             253            (913)           (830)
Income tax expense (benefit)                           1,558             235            (347)           (315)
                                               --------------  --------------  --------------  --------------
Net income (loss)                              $       2,602   $          18   $        (566)  $        (515)
                                               ==============  ==============  ==============  ==============

PER COMMON SHARE:
Basic earnings (loss)                          $        0.40   $        0.00   $       (0.14)  $       (0.13)
Diluted earnings (loss)                        $        0.39   $        0.00   $       (0.14)  $       (0.13)
Cash dividends declared                        $           -   $           -   $           -   $           -
Book value (shareholders' equity)              $        8.96   $        7.85   $        7.45   $        7.55

AT PERIOD END:
Loans                                          $     348,582   $     291,043   $     152,913   $      69,724
Earning assets                                       436,774         328,330         177,461          92,843
Total assets                                         472,924         361,866         199,552         110,511
Deposits                                             384,483         293,877         162,514          74,885
Shareholders' equity                                  67,933          39,265          30,594          31,016
Shares outstanding - basic                             7,579           5,003           4,106           4,106
Shares outstanding - diluted                           7,659           5,085           4,106           4,106

AVERAGE BALANCES:
Loans                                          $     311,774   $     221,624   $     107,483   $      48,439
Earning assets                                       384,483         254,739         132,377          80,186
Total assets                                         415,810         279,377         150,308          96,028
Deposits                                             337,198         233,007         114,239          61,673
Shareholders' equity                                  56,039          33,292          30,754          30,822
Shares outstanding - basic                             6,538           4,354           4,106           4,106
Shares outstanding - diluted                           6,620           4,429           4,106           4,106

KEY RATIOS:
Return on average assets                                0.63%           0.01%          -0.38%          -0.54%
Return on average shareholders' equity                  4.64%           0.05%          -1.84%          -1.67%
Net interest margin, taxable equivalent                 4.53%           4.32%           4.77%           4.56%
Efficiency ratio (2)                                   70.95%          76.50%         101.40%         148.50%
Dividend payout ratio                                   0.00%           0.00%           0.00%           0.00%
Average equity to average assets                       13.48%          11.92%          15.30%          28.10%
Nonperforming assets to total assets                    0.16%           0.17%           0.06%           0.23%
Nonperforming assets to loan loss reserve (3)          14.10%          15.77%           5.66%          24.12%


                                                   COLONIAL BANK BRANCHES
                                               ------------------------------
                                                EIGHT MONTHS    FISCAL YEAR
                                                   ENDED           ENDED
                                                 AUGUST 31,     DECEMBER 31,
                                                    1999            1998
                                               --------------  --------------
                                                   (IN THOUSANDS, EXCEPT
                                                       PER SHARE DATA)
Gross interest income                          $       4,365   $       7,216
Gross interest expense                                 1,987           3,363
                                               --------------  --------------
Net interest income                                    2,378           3,853
Provision for loan losses                                280             300
                                               --------------  --------------
Net interest income
  after provision                                      2,098           3,553
Noninterest income                                       541             956
Noninterest expense                                    1,905           3,401
                                               --------------  --------------
Pretax income (loss)                                     734           1,108
Income tax expense (benefit)                             279             421
                                               --------------  --------------
Net income (loss)                              $         455   $         687
                                               ==============  ==============

PER COMMON SHARE:
Basic earnings (loss)                                  N / A           N / A
Diluted earnings (loss)                                N / A           N / A
Cash dividends declared                                N / A           N / A
Book value (shareholders' equity)                      N / A           N / A

AT PERIOD END:
Loans                                          $      61,502   $      70,805
Earning assets                                        94,874          78,324
Total assets                                         108,193          94,184
Deposits                                              91,791          74,826
Shareholders' equity                                  14,046          13,591
Shares outstanding - basic                             N / A           N / A
Shares outstanding - diluted                           N / A           N / A

AVERAGE BALANCES:
Loans                                          $      67,064   $      66,917
Earning assets                                        80,944          84,133
Total assets                                         101,161    (1)  100,058
Deposits                                              78,132          79,814
Shareholders' equity                                  13,819    (1)   13,248
Shares outstanding - basic                             N / A           N / A
Shares outstanding - diluted                           N / A           N / A

KEY RATIOS:
Return on average assets                                0.45%           0.69%
Return on average shareholders' equity                  3.29%           5.19%
Net interest margin, taxable equivalent                 4.41%           4.58%
Efficiency ratio (2)                                   65.30%          70.70%
Dividend payout ratio                                  N / A           N / A
Average equity to average assets                       13.70%          13.20%
Nonperforming assets to total assets                    0.09%           0.79%
Nonperforming assets to loan loss reserve (3)           7.67%          63.47%

_______________
1 Average computed by adding end of period for current year and prior year and dividing by two.

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

                                        COLONIAL
                                           BANK
                                         BRANCHES    FIRST SECURITY
                                        (8 MONTHS)     (4 MONTHS)        COMBINED    ADJUSTMENTS  PRO FORMA
                                       -----------  ----------------  -------------  -----------  ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest income. . . . . . . . . . .  $     4,365  $         2,348   $      6,713   $    (315)(1) $  6,398
Interest expense . . . . . . . . . .        1,987              812          2,799         315 (1)    2,484
                                      -----------  ----------------  -------------  -----------  ----------
Net interest income. . . . . . . . .        2,378            1,536          3,914           0        3,914
Provision for loan losses. . . . . .          280                0            280           0          280
                                      -----------  ----------------  -------------  -----------  ----------
Net interest income after provision.        2,098            1,536          3,634           0        3,634
Noninterest income . . . . . . . . .          541              176            717           0          717
Noninterest expense. . . . . . . . .        1,905            2,542          4,447          319(2)    4,766
                                      -----------  ----------------  -------------  -----------  ----------
Pretax income (loss) . . . . . . . .          734             (830)           (96)        (319)       (415)
Income tax expense (benefit) . . . .          279             (315)           (36)        (121)       (157)
                                      -----------  ----------------  -------------  -----------  ----------
Net income (loss). . . . . . . . . .  $       455  $          (515)  $        (60)  $     (198)   $   (258)
                                      ===========  ================  =============  ===========  ==========

PER COMMON SHARE(3)
Basic earnings (loss). . . . . . . .           --            (0.13)            --                    (0.22)(3)
Diluted earning (loss) . . . . . . .           --            (0.13)            --                    (0.22)(3)
Cash dividends declared. . . . . . .           --             0.00             --                      N/A
(Book value) . . . . . . . . . . . .           --             7.55             --                      N/A

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

YEAR ENDED DECEMBER 31, 2002

     The following discussion and analysis sets forth the major factors that affected First Security's financial condition as of December 31, 2002 and 2001, and results of operations for the three years ended December 31, 2002 as reflected in the audited financial statements.

OVERVIEW

     As of December 31, 2002, First Security had total consolidated assets of $472.9 million, total loans of $348.6 million, total deposits of $384.5 million, and shareholders' equity of $67.9 million. In 2002, our net income was $2.6 million while basic and diluted net income per basic and diluted common share were $0.40 and $0.39, respectively.

     We are uncertain how the war on terrorism, and more specifically the United States led war on Iraq, may affect our business. The general economic slowdown coupled with uncertainty associated with war may have delayed effects that may adversely affect both our commercial banking and mortgage banking business. Additionally, under the Soldiers' and Sailors' Civil Relief Act of 1940, a borrower who enters military service is afforded various types of relief under their loans and other obligations, including a maximum annual interest rate of 6% during the period of the borrower's active duty. We cannot predict the effect that the Relief Act will have on our loan portfolio.

CRITICAL ACCOUNTING POLICIES

     The accounting and reporting policies of First Security and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. First Security's significant accounting policies are discussed in detail in Note 1 in the "Notes to Consolidated Financial Statements." Critical accounting policies include the initial adoption of an accounting policy that has a material impact of its financial presentation and accounting estimates reflected in its financial statements that require First Security to make assumptions about matters that were highly uncertain at the time of estimation. Disclosure about critical estimates is required if different estimates that First Security reasonably could have used in the current period, would have a material impact on the presentation of First Security's financial condition, changes in financial condition or results of operations. Accounting policies related to the allowance for loan losses represent a critical accounting estimate.

     The allowance for loan losses is established and maintained at levels management deems adequate to cover probable losses inherent in the portfolio as of the balance sheet date. The level is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, underlying estimated values of collateral securing loans, current economic conditions and other factors. Should any of these factors change, the estimate of credit losses in the loan portfolio and the related allowance would also change.

RESULTS OF OPERATIONS

     First Security reported net income for 2002 of $2.6 million versus net income for 2001 of $18 thousand. The net loss for 2000 was $566 thousand. In 2001, basic and diluted net income per share was $0.40 and $0.39, respectively, on 6,538,215 and 6,619,814 weighted average basic and diluted, shares outstanding, respectively. In 2001, basic and diluted net income per share was $0.00 on 4,353,580 and 4,428,266 weighted average basic and diluted shares outstanding, respectively. For 2000, we had a net loss per share of $0.14 on 4,106,350 weighted average basic and diluted shares outstanding. First Security's improvement from a net loss to net income resulted from growth and the addition of earning assets, as well as the adoption of SFAS 142.

     Through the adoption of SFAS 142, goodwill amortization expense was not incurred after 2001; however, the goodwill will be written down should the carrying value become impaired. In 2002, management determined that the carrying value of First Security's goodwill had not been impaired, and as a result, no write down expenses were incurred. For comparative purposes, net income per average share (basic and diluted), without amortization of goodwill (net of tax benefit), for 2001 would have been $0.07 and the net loss per average share in 2000 would have been $0.07.

     We believe that our net income will continue to improve in 2003 as a result of our pending acquisition of Premier National Bank of Dalton, as well as our anticipated growth through branching and marketing efforts.

     The following table summarizes the components of income and expense and the changes in those components for the past three years.

                                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           FOR THE YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------------------------
                                            CHANGE                           CHANGE                            CHANGE
                                          FROM PRIOR                       FROM PRIOR                        FROM PRIOR
                                2002         YEAR          %       2001       YEAR         %        2000        YEAR         %
                               --------------------------------  ------------------------------  -------------------------------
(Dollar amounts in thousands)
Interest income                $25,621  $     4,828      23.22%  $20,793  $     8,969    75.85%  $11,824   $     5,426    84.81%
Interest expense                 8,417       (1,366)    -13.96%    9,783        4,273    77.55%    5,510         3,026   121.82%
                               --------------------------------  ------------------------------  -------------------------------
  Net interest income           17,204        6,194      56.26%   11,010        4,696    74.37%    6,314         2,400    61.32%
Provision for loan losses        1,948         (548)    -21.96%    2,496        1,685   207.77%      811           531   189.64%
                               --------------------------------  ------------------------------  -------------------------------
  Net interest income after
    provision for loan losses   15,256        6,742      79.19%    8,514        3,011    54.72%    5,503         1,869    51.43%
Noninterest income               3,819        1,076      39.23%    2,743        1,655   152.11%    1,088           371    51.74%
Noninterest expense             14,915        3,911      35.54%   11,004        3,500    46.64%    7,504         2,738    57.45%
                               --------------------------------  ------------------------------  -------------------------------
  Income before income taxes     4,160        3,907    1544.27%      253        1,166  -127.71%     (913)         (498)  120.00%
Income tax expense (benefit)     1,558        1,323     562.98%      235          582  -167.72%     (347)         (190)  121.02%
                               --------------------------------  ------------------------------  -------------------------------
  Net income (loss)            $ 2,602  $     2,584   14355.56%  $    18  $       584  -103.18%  $  (566)  $      (308)  119.38%
                               ================================  ==============================  ===============================

     Further explanation, with year-to-year comparisons of the income and expense, is provided below.

NET INTEREST INCOME

     Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2002, net interest income was $17.2 million or 56% more than the 2001 level of $11 million, which in turn was 74% more than the 2000 level of $6.3 million.

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

     Interest income in 2002 was $25.6 million, or a 23% increase over the 2001 level of $20.8 million, which was 76% more than the $11.8 million earned in 2000. Year-to-year increases from 2000 to 2001 to 2002 were due to the annual increases in the volume of earning assets. Average earning assets in 2002 were $384.5 million, an increase of $129.7 million or 51% from 2001 average earning assets. In 2002, our earning assets increased due to (i) the deposit gathering activities of our Banks - deposits raised were used to fund or acquire earning assets, (ii) the acquisition of First State Bank - which had approximately $48 million in earning assets on the acquisition date, July 20, 2002, and (iii) the non-underwritten private placement of First Security's common stock - the proceeds from which were used to fund or acquire earning assets. These additional earning assets have enabled First Security to earn more interest income. Counteracting the additional earnings from increased volumes were the decreases in yields on earnings assets. The tax equivalent yield on earning assets decreased in 2002 to 6.72% from 8.16% in 2001 (or 144 basis points); similarly, the yield on earning assets decreased in 2001 by 77 basis points from the 2000 level of 8.93%. The decrease in yield was due to the Federal Reserve decreasing the federal funds rate and the discount rate 11 times in 2001 and one time in 2002, which caused reductions in the prime-lending rate. The decline in yield on earning assets from 2001 to 2002 outpaced the decline in yield from 2000 to 2001 due to re-pricing time lags of our loans and investment securities. Due to general economic weakness, as well as the loans and investment securities which continue to re-price at current interest rates, we anticipate that interest rates on earning assets may continue to decline in 2003.

     Total interest expense was $8.4 million in 2002 compared to $9.8 million in 2001, or 14% lower. Unlike interest income, interest expense decreased because the impact of lower rates paid on deposits exceeded the increase in interest expense resulting from the additional volume of interest bearing liabilities. Average interest-bearing liabilities increased $93.3 million or 45% from 2001 to 2002. Similarly, the increase from 2000 to 2001 was $104.8 million or 104%. As with interest income, the increase in 2002 is due to (i) our Banks' market penetration and (ii) our acquisition of First State Bank. The average rate paid on average interest-bearing liabilities decreased 194 basis points from 4.75% in 2001 to 2.81% in 2002. In 2001, the rate paid was 81 basis points lower than the 2000 level of 5.56%. The rate decreases in 2002 and 2001 resulted from the previously discussed Federal Reserve policy changes. We believe that interest rates may continue to decrease on interest-bearing liabilities, absent any competitive pricing pressures.

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

     First Security's net interest rate spread (on a tax equivalent basis) was 3.91% in 2002, 3.41% in 2001, and 3.47% in 2000, while the net interest margin (on a tax equivalent basis) was 4.53% in 2002, 4.32% in 2001, and 4.77% in 2000. The increased net interest margin from 2001 to 2002 was due to (i) interest bearing sources of funding comprising a smaller percentage of overall funding in 2002 than in 2001, and (ii) the Federal Reserve rate decreases resulting in our yield on our interest earning assets declining at a slower pace than the decline in the rate on our interest bearing liabilities. Average interest bearing liabilities as a percentage of average earning assets was 78% in 2002 compared to 81% in 2001 and 76% in 2000. Even though our analysis shows that our balance sheet is asset sensitive (see Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity), we managed to improve our net interest spread and net interest margin on a tax equivalent basis by actively monitoring and repricing our liability rates, as well as using rate floors on loans and investment tax strategies.

     Interest rate decreases in 2001 resulted from the Federal Reserve's initiative to stimulate economic growth in the weakening U.S. economy. In 2001 the Federal Reserve cut interest rates 11 times for an aggregate total of 4.75%. At the beginning of 2001, the federal funds rate and the prime lending rate were 6.5% and 9.5%, respectively. By the end of 2001, these rates had decreased to 1.75% and 4.75%. On November 6, 2002, the Federal Reserve dropped interest rates 0.5%, which effectively decreased the federal funds rate and the prime lending rate to 1.25% and 4.25%, respectively. Otherwise, the Federal Reserve has not increased or decreased interest rates during 2002, or thus far in 2003.

     Since year-end 2002, economic indicators remain generally weak. As a result, we anticipate that the Federal Reserve may decrease interest rates in 2003. Based on the federal funds futures, and based on Federal Reserve Chairman Alan Greenspan's recent comments, we believe interest rate decreases will likely be small and infrequent. We believe that our net interest margin, inclusive of competitive pricing pressures, may decrease in 2003.

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

                                                          For the Years Ended December 31,
                                             ----------------------------------------------------------
                                                         2002                          2001
                                             ----------------------------  ----------------------------
                                              Average   Income/   Yield/    Average   Income/   Yield/
                                              Balance   Expense    Rate     Balance   Expense    Rate
                                             ----------------------------  ------------------------------
                                                            (Dollar amounts in thousands)
                                                             (Fully tax equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income                $311,774   $ 23,144      7.42%  $221,624   $ 18,886    8.52%
Investment securities                          46,848      2,214      4.73%    27,079      1,635    6.04%
Other earning assets                           25,861        470      1.82%     6,036        272    4.51%
                                             ------------------------------  ----------------------------
  Total earning assets                        384,483     25,828      6.72%   254,739     20,793    8.16%
                                                        -------------------              ----------------
Allowance for loan losses                      (4,198)                         (2,818)
Intangible asset                                7,202                           6,437
Cash & due from banks                          13,253                          10,598
Premises & equipment                           10,949                           8,321
Other assets                                    4,121                           2,100
                                             ---------                       ---------
  Total assets                               $415,810                        $279,377
                                             =========                       =========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest bearing liabilities:
NOW accounts                                 $ 24,431        249      1.02%  $ 17,469        305    1.75%
Money market accounts                          68,855      1,412      2.05%    31,805      1,114    3.50%
Savings deposits                               13,228        171      1.29%     7,485        189    2.53%
Time deposits < $100                          106,661      3,665      3.44%    86,854      4,934    5.68%
Time deposits > $100                           66,218      2,450      3.70%    51,106      2,852    5.58%
Federal funds purchased                         1,277         24      1.88%     2,511         73    2.91%
Repurchase agreements                          12,193        179      1.47%     7,265        246    3.39%
Other borrowings                                6,165        267      4.33%     1,252         70    5.59%
                                             ------------------------------  ----------------------------
  Total interest bearing liabilities          299,028      8,417      2.81%   205,747      9,783    4.75%
                                                        -------------------              ----------------
Net interest spread                                     $ 17,411      3.91%              $11,010    3.41%
                                                        =========                       =========
Noninterest bearing demand deposits            57,805                          38,288
Accrued expenses and other liabilities          2,938                           2,050
Shareholders' equity                           55,657                          33,025
  Accumulated other comp income (loss)            382                             267
                                             ---------                       ---------
Total liabilities and shareholders' equity   $415,810                        $279,377
                                             =========                       =========

Impact of noninterest bearing sources
  and other changes in balance sheet
  composition                                                         0.62%                         0.91%
                                                                     ------                        ------
Net interest margin                                                   4.53%                         4.32%
                                                                     ======                        ======



                                            For the Years Ended December 31,
                                             -----------------------------
                                                          2000
                                             -----------------------------
                                              Average    Income/   Yield/
                                              Balance    Expense    Rate
                                             -----------------------------
                                             (Dollar amounts in thousands)
                                              (Fully tax equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income                $107,483   $ 10,219     9.51%
Investment securities                          16,188      1,125     6.95%
Other earning assets                            8,706        480     5.51%
                                             -----------------------------
  Total earning assets                        132,377     11,824     8.93%
                                                         -----------------
Allowance for loan losses                      (1,328)
Intangible asset                                6,340
Cash & due from banks                           5,279
Premises & equipment                            6,351
Other assets                                    1,289
                                             ---------
Total assets                                 $150,308
                                             =========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest bearing liabilities:
NOW accounts                                 $ 11,963        231     1.93%
Money market accounts                           9,219        413     4.48%
Savings deposits                                6,474        169     2.61%
Time deposits < $100                           46,861      3,003     6.41%
Time deposits > $100                           22,138      1,471     6.64%
Federal funds purchased                         1,352         83     6.14%
Repurchase agreements                           2,722        126     4.63%
Other borrowings                                  213         14     6.57%
                                             -----------------------------
  Total interest bearing liabilities          100,942      5,510     5.46%
                                                         -----------------
Net interest spread                                     $  6,314     3.47%
                                                        =========
Noninterest bearing demand deposits            17,584
Accrued expenses and other liabilities          1,028
Shareholders' equity                           30,821
  Accumulated other comp income (loss)            (67)
                                             ---------
Total liabilities and shareholders' equity   $150,308
                                             =========

Impact of noninterest bearing sources
  and other changes in balance sheet
  composition                                                        1.30%
                                                                   -------
Net interest margin                                                  4.77%
                                                                   =======

         CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                                 2002 compared to 2001        2001 compared to 2000
                                                   increase (decrease)         increase (decrease)
                                            in interest income and expense in interest income and expense
                                                   due to changes in:          due to changes in:
                                             ----------------------------  ---------------------------
                                              Volume     Rate     Total     Volume     Rate     Total
                                             ----------------------------  ---------------------------
                                                             (Dollar amounts in thousands)
Earning assets:
  Loans, net of unearned income              $ 6,692   $(2,434)  $ 4,258   $ 9,727   $(1,060)  $8,667
  Investment securities                          934      (355)      579       658      (148)     510
  Other earning assets                           360      (162)      198      (120)      (88)    (208)
                                             ----------------------------  ---------------------------
    Total earning assets                       7,986    (2,951)    5,035    10,265    (1,296)   8,969

Interest bearing liabilities:
  NOW accounts                                    71      (127)      (56)       96       (22)      74
  Money market accounts                          760      (462)      298       791       (90)     701
  Savings deposits                                74       (92)      (18)       26        (6)      20
  Time deposits < $100                           681    (1,950)   (1,269)    2,272      (341)   1,931
  Time deposits > $100                           559      (961)     (402)    1,617      (236)   1,381
  Federal funds purchased                        (23)      (26)      (49)       34       (44)     (10)
  Repurchase agreements                           72      (139)      (67)      154       (34)     120
  Other borrowings                               213       (16)      197        58        (2)      56
                                             ----------------------------  ---------------------------
    Total interest bearing liabilities         2,407    (3,773)   (1,366)    5,048      (775)   4,273
                                             ----------------------------  ---------------------------
Increase (decrease) in net interest income   $ 5,579   $   822   $ 6,401   $ 5,217   $  (521)  $4,696
                                             ============================  ===========================


PROVISION FOR LOAN LOSSES

     The provision for loan losses charged to operations during 2002 was $1.9 million compared to $2.5 million in 2001 and $811 thousand in 2000. In 2002, net charge-offs totaled $788 thousand, which is an increase from $613 thousand in 2001, and from $20 thousand in 2000. Net charge-offs as a percentage of average loans were 0.25% in 2002, 0.28% for 2001, and 0.02% for 2000 and our Banks' blended peer group averages were 0.23%, 0.24%, and 0.18% in 2002, 2001, and 2000, respectively.

     In 2002 the provision was less than 2001 as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth, the level of past due, classified, and nonperforming loans, as well as general economic weakness. The loan portfolio increased by $57.5 million from year-end 2001 to year-end 2002, compared to an increase of $138.1 million from year-end 2000 to year-end 2001. In the fourth quarter of 2002, management increased the reserve percentage on special mention loans from 2% to 5% due to concerns regarding general economic weakness

     We anticipate that during 2003, our provision expense for loan losses will increase because we believe that our loan portfolio will grow at a faster pace than it grew in 2002 as a result of our branching and marketing efforts.

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

     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our Banks and presented to their respective boards of directors on a regular basis. Additionally, in 2002 we engaged an outside loan review consultant to perform an independent review of the quality of the loan portfolio and adequacy of the allowance. Subsequent to year-end, we hired a Senior Credit Administration officer and a Senior Loan Review officer to oversee First Security's Credit Administration and Loan Review programs, respectively. The Senior Credit officer has 18 years experience in credit administration and the Senior Loan Review officer has 33 years of field and supervisory experience with the FDIC. Management felt it prudent to hire for these positions due to general economic weakness and an increase in nonperforming assets.

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

     As of December 31, 2002, Frontier Bank's allowance for loan losses was $3.1 million (compared to $2.1 million at year end 2001), or 1.62% (1.25% for 2001) of the year-end loans outstanding at Frontier Bank. Frontier Bank's peer group, as defined by the Federal Financial Institutions Examination Council's December 31, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with 3 or more banking offices located in a metropolitan area. This peer group, which includes 827 banks, had a ratio of the allowance for loan losses divided by total loans of 1.26% as of December 31, 2002, or 36 basis points less than Frontier Bank. When Frontier Bank was chartered in 2000, the Tennessee Department of Financial Institutions imposed a three-year charter condition that "at all times during the first three (3) years of operation, the Bank shall maintain a minimum allowance for loan losses ratio of 1.25 percent of total loans." We do not believe that this requirement inflated our allowance as of December 31, 2002, because the required allowance based on our methodology and assessment was greater than the charter condition of 1.25%. Frontier Bank's methodology for determining this adequacy level at December 31, 2002, is as follows:

     - Special mention loans were reserved at 5% of the loan balance. In 2001, we reserved special mention loans at 2%. We felt this change to be prudent due to the general weakness of the economy. Our loan policy states that special mention loans shall be reserved between 1% and 5% depending on the consideration of factors listed above on this page
          30. Special mention loans are loans that must be followed closely because of identified weaknesses, which if not checked and corrected, could result in an unacceptable increase in credit risk. As of December 31, 2002, Frontier Bank had $6.6 million of special mention loans compared to $5.4 million as of December 31, 2001. These loans may be characterized by:

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

     - Substandard loans were reserved at 15% of the loan balance. Our loan policy states that substandard loans shall be reserved between 10% and 20% depending on the consideration of the factors listed above on page
          30. Substandard loans are loans that reflect significant deficiencies due to severely adverse trends of a financial, economic, or managerial nature. As of December 31, 2002, Frontier Bank had $6.8 million of substandard loans compared to $160 thousand as of December 31, 2001. Among the loans rated substandard at year-end 2002, Frontier Bank's board of directors authorized six loans to be reserved at rates outside the policy guidelines. One loan totaling $2 million was reserved at 5% due to cash deposit reserve accounts. Five loans totaling $2.8 million were reserved at 25%. Management is watching these loans closely and may change the reserves if their conditions strengthen or weaken. For substandard loans, a protracted work-out is likely due to the following factors, in addition to those listed for special mention loans:

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

     - Doubtful loans were reserved at 50% of the loan balance. Our loan policy states that doubtful loans shall be reserved between 40% and 60% depending on the consideration of the factors listed above on page
          30. Doubtful loans are loans where the probability of loss of principal and/or interest is high. Positive and vigorous action is required to minimize such loss. Doubtful loans must be placed on non-accrual, and the principal balance charged down to estimated collectable value, or a full or partial reserve must be allocated. As of December 31, 2002, Frontier Bank had $3 thousand of doubtful loans compared to $19 thousand as of December 31, 2001. In addition to the characteristics listed for substandard loans, the following characteristics apply:

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

     - Loss loans would have been reserved at 100% of the loan balance. Our loan policy states that loss loans shall be reserved at 100%. Loss loans are loans of such limited value that they do not merit continuance as an acceptable asset, and therefore must be charged off in full in the quarter this grade is assigned. As of December 31, 2002 and December 31, 2001, Frontier Bank did not have any loss loans.

     - Loans secured by segregated deposits held by Frontier Bank are not required to maintain an allowance reserve.

     - All remaining loans, which are not secured by deposits and are not graded as special mention, substandard, doubtful, or loss, were reserved at 0.8% of the loan balance. This rate was developed by the Company for the Banks using the factors first discussed above on page 30.

     As of December 31, 2002, Dalton Whitfield Bank's allowance for loan losses was $1.9 million ($1.7 million at year end 2001), or 1.45% (1.40% for 2001) of the year-end loans outstanding at Dalton Whitfield Bank. Dalton Whitfield Bank's peer group, as defined by the Federal Financial Institutions Examination Council's December 31, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with 3 or more banking offices located in a non-metropolitan area. This peer group, which includes 912 banks, had a ratio of the allowance for loan losses divided by total loans of 1.34% as of December 31, 2002, or 11 basis points less than Dalton Whitfield Bank. Our policy methodology for determining this adequacy level at December 31, 2002, is similar to Frontier Bank's and is as follows:

     - Special mention loans were reserved at 5% of the loan balance. As of December 31, 2002, Dalton Whitfield Bank had $4.4 million of special mention loans compared to $186 thousand as of December 31, 2001.

     - Substandard loans were reserved at 15% of the loan balance. As of December 31, 2002, Dalton Whitfield Bank had $4.5 million of substandard loans compared to $2.6 million as of December 31, 2001.

     - Doubtful loans were reserved at 50% of the loan balance. As of December 31, 2002, Dalton Whitfield Bank had $55 thousand of doubtful loans compared to no doubtful loans as of December 31, 2001.

     - Loss loans would have been reserved at 100% of the loan balance. As of December 31, 2002 and December 31, 2001, Dalton Whitfield Bank did not have any loss loans.

     - Loans secured by segregated deposits held by Dalton Whitfield Bank are not required to maintain an allowance reserve.

     - All remaining loans, which are not secured by deposits and are not graded as special mention, substandard, doubtful, or loss, were reserved at 0.8% of the loan balance. This rate was developed by the Company for the Banks. In 2001, these loans were reserved at 1% except for commercial loans, which were reserved at 1.25%. At that time, management felt higher rates were warranted due to the Dalton, Georgia economy being closely tied to the carpet industry, and having no historical net charge-offs data. Dalton Whitfield Bank's net charge-offs as percentage of Dalton Whitfield Bank's average loans were 0.46% in 2002, 0.14% in 2001, and 0.02% in 2000. Based on these historical net charge-off rates, we believe that 0.8% is an adequate reserve rate at December 31, 2002.

     As of December 31, 2002, First State Bank's allowance for loan losses was $362 thousand, or 1.35% of the year-end loans outstanding at First State Bank. First State Bank's peer group, as defined by the Federal Financial Institutions Examination Council's December 31, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $50 million and $100 million average assets with 2 or less banking offices located in a metropolitan area. This peer group, which includes 522 banks, had a ratio of the allowance for loan losses divided by total loans of 1.31% as of December 31, 2002, or four basis points less than First State Bank. Our policy methodology for determining this adequacy level at December 31, 2002, is similar to Frontier Bank's and is as follows:

     - Special mention loans were reserved at 5% of the loan balance. As of December 31, 2002, First State Bank had $141 thousand of special mention loans.

     - Substandard loans were reserved at 15% of the loan balances. As of December 31, 2002, First State Bank had $516 thousand of substandard loans.

     - Doubtful loans were reserved at 50% of the loan balance. As of December 31, 2002, First State Bank had $1 thousand of doubtful loans.

     - Loss loans would have been reserved at 100% of the loan balance. As of December 31, 2002, First State Bank did not have any loss loans.

     - Loans secured by segregated deposits held by First State Bank are not required to maintain an allowance reserve.

     - All remaining loans, which are not secured by deposits and are not graded as special mention, substandard, doubtful, or loss, were reserved at 0.8% of the loan balance. This rate was developed by the Company for the Banks.

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

NONINTEREST INCOME

     Total noninterest income for 2002 was $3.8 million, compared to $2.7 million in 2001 and $1.1 million in 2000. The following table presents the components of noninterest income for 2002, 2001, and 2000. We believe that noninterest income will continue to improve in 2003.

                                       NONINTEREST INCOME

                                                          For the Years ended December 31,
                                                     ------------------------------------------
                                                             Percent           Percent
                                                      2002    Change    2001    Change    2000
                                                     ------  --------  ------  --------  ------
                                                            (Dollar amounts in thousands)
NSF Fees                                             $1,301     33.6%  $  974     93.3%  $  504
Service charges on deposit accounts                     557     36.9%     407     71.0%     238
Mortgage loan and related fees                        1,316     33.9%     983    719.2%     120
Net gain on sales of available for sale securities       86      0.0%       -      0.0%       -
Other income                                            559     48.3%     377     66.8%     226
                                                     ------  --------  ------  --------  ------
  Total noninterest income                           $3,819     39.3%  $2,741    151.9%  $1,088
                                                     ======  ========  ======  ========  ======

     One of the largest sources of noninterest income for First Security is service charges and fees on deposit accounts held by our Banks. Total service charges, including non-sufficient funds fees, were $1.9 million, or 49% of total noninterest income for 2002, compared with $1.4 million or 50% for 2001 and $742 thousand, or 68% for 2000. The year over year growth of deposit service charge and fee revenue was directly related to the increase in the number of deposit accounts from year to year. At year-end 2000, we had 9,624 transaction and savings accounts; at year-end 2001, the number of accounts was 14,122; and at year-end 2002, there were 21,317 accounts. We anticipate that the number of these type accounts to continue to increase in 2003.

     Mortgage loan and related fees for 2002 were $1.3 million, compared to the 2001 level of $983 thousand and the 2000 level of $120 thousand. Low interest rates and the expansion of our mortgage operations led to the increase in our mortgage related income. Assuming 15- and 30-year mortgage interest rates remain stable, we anticipate that our mortgage loan fee income may remain near or above the current level. We believe that refinancing activity will slow from the pace of 2001 and 2002, however we are in the process of expanding our mortgage origination operation geographically to include Knox and surrounding counties in Tennessee. We believe that additional volume will compensate for possible reduced nationwide refinancing activities. Substantially all of the mortgage loan and related fees recorded during 2002 were received as the result of originating approximately $82.7 million of residential mortgages that were subsequently sold into the secondary market; in 2001, we originated and sold approximately $74.1 million of residential mortgages; and, in 2000 we originated $8.7 million. These loans were all sold with the right to service the loans (the servicing asset) released to the purchaser for a fee.

NONINTEREST EXPENSE

     Total noninterest expense for 2002 was $14.9 million, compared to $11.0 million in 2001, and $7.5 million in 2000. Noninterest expense for 2002 included $231 thousand of charges related to the acquisition of First State Bank of Maynardville, Tennessee, primarily for employee salaries and professional fees. In 2000, noninterest expense included $750 thousand of similar charges related to the acquisition of First Central Bank of Sweetwater, Tennessee. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense for 2003 as a result of our acquisition of Premier National Bank of Dalton and our branching activities. The following table represents the components of noninterest expense for the years ended December 31, 2002, 2001, and 2000.

                               NONINTEREST EXPENSE

                                        For the Years ended December 31,
                                  --------------------------------------------
                                           Percent            Percent
                                   2002     Change    2001     Change    2000
                                  -------  --------  -------  --------  ------
                                          (Dollar amounts in thousands)
Salaries & Benefits               $ 8,299    38.48%  $ 5,993    51.30%  $3,961
Occupancy Expense                   1,080    15.02%      939    74.86%     537
Furniture and Equipment             1,097    37.99%      795    62.91%     488
Professional Fees                     946   126.32%      418   -14.87%     491
Data Processing                       759    29.30%      587    84.59%     318
Printing & Supplies                   377    27.36%      296    69.14%     175
Telephone                             325    47.73%      220    50.68%     146
Advertising                           308     9.22%      282    80.77%     156
Amortization Expense - Goodwill       102   -78.79%      481     8.58%     443
Other Expense                       1,622    63.34%      993    25.86%     789
                                  -------  --------  -------  --------  ------
  Total Noninterest Expense       $14,915    35.54%  $11,004    46.64%  $7,504
                                  =======  ========  =======  ========  ======


     Total salaries and benefits for 2002 increased by 38% over the 2001 level. Most of the increase in salaries and benefits is related to our acquisition of First State Bank, staff additions for our branch openings, and staff additions to accommodate our growth. As of December 31, 2002, we had 16 full service banking offices and three loan production offices with 187 full time equivalent employees; as of December 31, 2001, we had 12 full service banking offices and one loan production office with 139 full time equivalent employees; and, as of December 31, 2000, we had seven full service banking offices and one loan production office with 101 full time equivalent employees. In 2003 we plan to convert the three loan production offices into full service branches, as well as build three new branches in markets not currently served by us.

     Total occupancy expense for 2002 increased by 15% compared with 2001, which was 75% more than 2000. The 2002 increase is due to the acquisition of First State Bank, as well as opening two branches and two loan production offices. Increases in 2001 were the result of opening five branch facilities. First Security leases nine facilities and it leases the land for one branch - see "Properties." As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely and due to favorable market conditions and lease terms, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

     Similar to occupancy expense, furniture and equipment expense increased in 2002 due to the acquisition of First State Bank and our branching efforts. From 2000 to 2001, furniture and equipment expense increased due to branch openings.

     Professional fees increased $528 thousand or 126% from 2001 to 2002. The increase was due to fees related to outsourcing internal audit and loan review to Professional Bank Services, as well as external audit and tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks, and intangible properties. In addition, we outsourced a major portion of our information technology and network support functions, and we had acquisition/conversion fees related to the First State Bank acquisition. The decrease in 2001 of approximately 15% from the 2000 level was due to nonrecurring professional fees related to the acquisition of First Central Bank of Monroe County in the year 2000.

     Data processing expense increased $172 thousand, or 29%, from 2001 to 2002 as a result of our growth in loans and deposits, as well as our acquisition of First State Bank. Our external data processor is Intercept (formerly Advanced Computer Enterprises) located in Maryville, Tennessee. The monthly fees associated with data processing are based primarily on transaction volume. Therefore, as First Security grows, we believe that data processing costs will increase correspondingly. The increase in the 2001 data processing expense over 2000 is due to our growth in loans and deposits in 2001 and Frontier Bank opening in mid-2000, thus incurring half a year of data processing expense.

     Printing and supplies, telephone, and advertising increased in 2002 due to our branching efforts, as well as the acquisition of First State Bank. The increase in 2001 from 2000 was due to branching and subsequent growth.

     In 2002, intangible asset amortization expense resulted from the amortization of the core deposit intangible asset created by the acquisition of First State Bank. The core deposit intangible and goodwill created by this acquisition were $1 million and $1.4 million, respectively. The estimated useful life of the core deposit intangible is 10 years. As a result of the adoption of SFAS 142, goodwill amortization expense has not been incurred since 2001; however, the goodwill will be written down should the carrying value become impaired. In 2002, we determined that the carrying value of our goodwill was not impaired and thus no goodwill write-downs were incurred. From 2000 to 2001, goodwill amortization expense increased due to the goodwill created by the acquisition of First Central Bank of Monroe County, Sweetwater, Tennessee. The goodwill associated with this acquisition was $973 thousand and began amortizing in July 2000 (i.e. there was half of a year of amortization in 2000 and a full year in 2001).

INCOME TAXES

     First Security booked income tax expense of $1.6 million in 2002, compared with $235 thousand in 2001, and a benefit of $347 thousand in 2000. First Security's effective tax rates for 2002, 2001, and 2000 were 37%, 43%, and 38%, respectively. In addition, in 2001 we incurred approximately $125 thousand of additional tax expense as a result of a prior period under accrual. As of December 31, 2002 and 2001, First Security's net deferred tax asset was $456 thousand and $867 thousand, respectively.

STATEMENT OF FINANCIAL CONDITION

     First Security ended 2002 with consolidated assets of $472.9 million, a 31% increase over the year-end 2001 level of $361.9 million. Consolidated assets at year-end 2001 were 81% more than the year-end 2000 level of $199.6 million. Asset growth is directly related to deposit growth and the funds available to First Security for investment. In 2002, our consolidated assets increased due to
(i) the deposit gathering activities of our Banks (ii) the acquisition of First State Bank - which had an estimated fair value of approximately $55 million in consolidated assets on the acquisition date, July 20, 2002, and (iii) the non-underwritten private placement of First Security's common stock through which we raised approximately $25.7 million. Growth in 2001 was largely the result of our branching efforts. In 2001 we opened five branches and one loan production office; while in 2002 we opened two branches and two loan production offices. We expect our assets to continue growing because we plan to (i) convert our three loan production offices into full service branches, (ii) build three branches in markets not previously served by us, and (iii) relocate two branches to larger facilities.

     First Security continues to actively pursue acquisitions and will continue to seek means to enhance our core deposit market share through further branching to the extent our capital will enable us to grow.

LOANS

     Our loan demand has been fairly strong. Total loans increased 20% from year-end 2001 to year-end 2002, and 90% from year-end 2000 to year-end 2001. The increase in loans in 2002 is attributable to (i) our acquisition of First State Bank, (ii) our experienced senior management lending team, (iii) our branching efforts, and (iv) the low interest rate environment (in 2001, the prime-lending rate decreased from 9.5% to

4.75% and decreased further to 4.25% in 2002). With the exception of the First State Bank acquisition, total loan increases in 2001 were due to the same factors. We believe that general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity. The following table presents a summary of the loan portfolio by category for the last four years.

                                            LOANS OUTSTANDING

                                                             As of December 31,
                                   ----------------------------------------------------------------------
                                     2002    % Change     2001    % Change     2000    % Change    1999
                                   --------  ---------  --------  ---------  --------  ---------  -------
                                                        (Dollars amounts in thousands)
Commercial                         $108,761      11.4%  $ 97,625      69.8%  $ 57,501     140.4%  $23,914
Real estate - construction           28,701      51.7%    18,923     205.2%     6,201     195.0%    2,102
Real estate - mortgage              145,203      26.5%   114,756      99.2%    57,595      76.3%   32,673
Installment loans to individuals     64,771       8.7%    59,593      90.6%    31,268     197.2%   10,522
Other                                 1,146     684.9%       146     -58.0%       348     -32.2%      513
                                   --------  ---------  --------  ---------  --------  ---------  -------
Total loans                        $348,582      19.8%  $291,043      90.3%  $152,913     119.3%  $69,724
                                   ========  =========  ========  =========  ========  =========  =======

     Substantially all of First Security's loans are to customers located in Georgia and Tennessee, in the immediate markets of our Banks. Other than a carpet industry concentration in Dalton, Georgia (as of December 31, 2002, loans related to the carpet industry were approximately $17 million), we believe that First Security is not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

                                            LOANS BY COLLATERAL TYPE

                                                                   As of December 31,
                                          ---------------------------------------------------------------------
                                                     % of              % of              % of             % of
                                            2002    Loans     2001    Loans     2000    Loans    1999    Loans
                                          --------  ------  --------  ------  --------  ------  -------  ------
                                                              (Dollar amounts in thousands)
Secured by real estate:
  Construction and land development       $ 28,701    8.2%  $ 18,923    6.5%  $  6,201    4.1%  $ 2,102    3.0%
  Farmland                                   2,123    0.6%     1,861    0.6%     1,044    0.7%       66    0.1%
  Home equity lines of credit               31,813    9.1%    23,318    8.0%    11,548    7.6%    2,891    4.1%
  Residential first liens                   53,528   15.4%    34,757   11.9%    13,477    8.8%    5,289    7.6%
  Residential Jr. liens                      2,582    0.7%     2,425    0.8%     3,798    2.5%    4,763    6.8%
  Multi-family residential                   7,550    2.2%     6,368    2.2%     2,101    1.4%      306    0.4%
  Non-farm and non-residential              47,607   13.7%    46,027   15.8%    25,627   16.8%   19,358   27.8%
                                          --------  ------  --------  ------  --------  ------  -------  ------
    Total real-estate                      173,904   49.9%   133,679   45.9%    63,796   41.7%   34,775   49.9%

Other Loans:
  Commercial and industrial                108,228   31.0%    97,238   33.4%    56,919   37.2%   23,716   34.0%
  Agricultural production                      533    0.2%       387    0.1%       582    0.4%      198    0.3%
  Credit cards and other revolving credit      717    0.2%       364    0.1%       129    0.1%        -    0.0%
  Consumer installment loans                64,054   18.4%    59,229   20.4%    31,139   20.4%   10,522   15.1%
  Other                                      1,146    0.3%       146    0.1%       348    0.2%      513    0.7%
                                          --------  ------  --------  ------  --------  ------  -------  ------
    Total other loans                      174,678   50.1%   157,364   54.1%    89,117   58.3%   34,949   50.1%
                                          --------  ------  --------  ------  --------  ------  -------  ------
    Total loans                           $348,582  100.0%  $291,043  100.0%  $152,913  100.0%  $69,724  100.0%
                                          ========  ======  ========  ======  ========  ======  =======  ======

     The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2002. First Security's loan policy does not permit automatic roll-over of matured loans.

                                                 LOANS BY MATURITY

                                                                As of December 31, 2002
                                    -------------------------------------------------------------------------------
                                                     Over three      One year    Three years
                                      Less than      months to          to            to       Over five
                                    three months   twelve months   three years    five years     years      Total
                                    -------------  --------------  ------------  ------------  ----------  --------
                                                             (Dollar amounts in thousands)
Closed end 1-4 family residential   $      10,544  $        8,009  $     17,089  $     16,707  $    1,100  $ 53,449
All other loans                           115,189          53,780        63,508        50,192      12,464   295,133
                                    -------------  --------------  ------------  ------------  ----------  --------
Total                               $     125,733  $       61,789  $     80,597  $     66,899  $   13,564  $348,582
                                    =============  ==============  ============  ============  ==========  ========


ASSET QUALITY

     We consider our subsidiaries' asset quality to be of primary importance. At year-end 2002, our loan portfolio was 74% of total assets. Subsequent to year-end, we hired a Senior Credit Administration officer and a Senior Loan Review officer to oversee these respective practices in our Banks. We took this action because the economy is not showing signs of recovery and because of increases in our past due, classified, and nonaccrual loans. We do not believe that past due, classified, and nonaccrual loans are too high, but rather that they are trending in the wrong direction. For these reasons, we are committing new resources toward managing the asset quality of our loan portfolio.

     The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The loan portfolio is analyzed monthly to identify potential problems. This analysis is undertaken in conjunction with the establishment of First Security's allowance for loan losses to provide a basis for determining the adequacy of its loan loss reserves to absorb losses that we estimate might be experienced. Furthermore, Credit Administration and Loan Review conduct regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed. In addition to these analyses of existing loans, management considers the Banks' historical loan losses, past due and non-performing loans, current economic conditions, underlying collateral values securing loans, and other factors which may affect probable loan losses. Furthermore, as the Banks' loan staff continues to increase the loan portfolio through new loan accounts, such new loans have limited historical loss experience on which to base a specific reserve. First Security's methodology for determining the adequacy of the allowance for loan losses is explained in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses."

     The following table presents a summary of changes in the allowance for loan losses for the past three years. In 2002, loan charge-offs increased over the level in 2001. Our 2002 and 2001 net charge-offs as a percentage of average loans were 0.25% and 0.28%, respectively, or two basis points more than our Banks' blended peer group average of 0.23% and 0.26%, respectively. Net charge-offs as a percentage of average loans was low (0.02%) in 2000 because our loan portfolio was relatively new and as part of our 1999 acquisition of the Colonial branches, First Security had a loan purchase option so that Dalton Whitfield Bank did not purchase the loans that it deemed to be potentially bad credits at that time.

                          ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                                                               Colonial Bank
                                                                First Security                    Branches
                                                ----------------------------------------------  -----------
                                                                                    Four Months Eight Months
                                                                                       Ended      Ended
                                                 For the years ended December 31,   December 31, August 31,
                                                   2002        2001        2000        1999        1999
                                                ----------  ----------  ----------  ----------  -----------
                                                                (Dollar amounts in thousands)

Allowance for loan losses -
  Beginning of period                           $   3,825   $   1,942   $   1,057   $       -   $    1,177
  Provision for loan losses                         1,948       2,496         811           -          280
  Additions due to business combinations              377           -          94       1,088            -
                                                ----------  ----------  ----------  ----------  -----------
    Total                                           6,150       4,438       1,962       1,088        1,457
  Amounts charged off:
    Commercial                                        414         381           -           -           11
    Real estate - construction                          -          51           -           -            -
    Real estate - residential mortgage                 22           -           -           -          171
    Consumer                                          432         190          24          31           52
                                                ----------  ----------  ----------  ----------  -----------
      Total loans charged off                         868         622          24          31          234
                                                ----------  ----------  ----------  ----------  -----------
  Recoveries of charged-off loans
    Commercial                                         54           4           -           -          219
    Real estate - construction                          -           -           -           -            -
    Real estate - residential mortgage                  -           -           -           -            2
    Consumer                                           26           5           4           -            2
                                                ----------  ----------  ----------  ----------  -----------
      Total recoveries                                 80           9           4           -          223
                                                ----------  ----------  ----------  ----------  -----------
    Net Charge-offs                                   788         613          20          31           11
                                                ----------  ----------  ----------  ----------  -----------
  Allowance for loan losses - end of period     $   5,362   $   3,825   $   1,942   $   1,057   $    1,446
                                                ==========  ==========  ==========  ==========  ===========

  Total loans - end of period                   $ 348,582   $ 291,043   $ 152,913   $  69,724   $   61,502
  Average loans                                 $ 311,774   $ 221,624   $ 107,483   $  48,439   $   67,064

  As a percentage of average loans:
    Net charge-offs                                  0.25%       0.28%       0.02%       0.06%        0.02%
    Provision for loan losses                        0.62%       1.13%       0.75%       0.00%        2.16%
  Allowance for loan losses as a percentage of:
    Year end loans                                   1.54%       1.31%       1.27%       1.52%        2.35%
    Non-performing assets                          709.26%     634.22%    1765.45%     414.51%     1475.51%

     We believe that the allowance for loan losses at December 31, 2002 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our Banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses."

     As explained in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses," Frontier Bank has a chartering condition that requires it to maintain a minimum allowance for loan losses of 1.25% of total loans. As a result, we believe that in years past our allowance contained reserves in excess of what was determined to be adequate at year-end. The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

                                         ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                            December 31,
                                                 2002                           2001                       2000
                                    ------------------------------  ----------------------------  ---------------------
                                                     Percent of                     Percent of             Percent of
                                                    loans in each                  loans in each           loans in each
                                                     category to                    category to            category to
                                        Amount       total loans        Amount      total loans   Amount   total loans
                                    --------------  --------------  --------------  ------------  -------  ------------
                                                                    (Dollar amounts in thousands)
Commercial                          $        2,446           31.2%  $        1,415         33.5%  $   719         37.6%
Real estate - construction                     271            8.2%             162          6.5%       93          4.1%
Real estate - mortgage                       1,650           41.7%           1,036         39.4%      648         37.7%
Consumer                                       672           18.9%             568         20.6%      391         20.4%
Charter condition and unallocated              323            0.0%             644          0.0%       91          0.2%
                                    --------------  --------------  --------------  ------------  -------  ------------
    Total                           $        5,362          100.0%  $        3,825        100.0%  $ 1,942        100.0%
                                    ==============  ==============  ==============  ============  =======  ============


                                             December 31,
                                                 1999
                                    ----------------------------
                                                     Percent of
                                                   loans in each
                                                    category to
                                        Amount      total loans
                                    --------------  ------------
                                   (Dollar amounts in thousands)
Commercial                          $          359         34.3%
Real estate - construction                      32          3.0%
Real estate - mortgage                         327         46.9%
Consumer                                       210         15.1%
Charter condition and unallocated              129          0.7%
                                    --------------  ------------
    Total                           $        1,057        100.0%
                                    ==============  ============


NONPERFORMING ASSETS

     Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $667 thousand, $519 thousand and $63 thousand as of December 31, 2002, 2001, and 2000, respectively. Interest of $27 thousand, $24 thousand and $3 thousand was reported on these loans during 2002, 2001, and 2000, respectively. If these loans had been performing, we would have earned an additional $12 thousand, $13 thousand, and less than $1 thousand in 2002, 2001, and 2000, respectively. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention has been excluded from amounts disclosed as nonperforming loans. Nonperforming assets represent potential losses to First Security; however, in compliance with FAS 114, we have measured the impairment of these loans and adjusted them to either the present value of expected future cash flows, the fair value of the collateral, or the observable market price.

     There are no commitments to lend additional funds to customers with loans on non-accrual status at December 31, 2002. The table below summarizes First Security's non-performing assets for the last three years.


                                 NONPERFORMING ASSETS

                                                             As of December 31,
                                                        2002    2001    2000    1999
                                                       ------  ------  ------  ------
                                                        (Dollar amounts in thousands)
Nonaccrual loans                                       $ 667   $ 519   $  63   $   -
Loans past due 90 days and still accruing                 89      21      47     255
                                                       ------  ------  ------  ------
Total nonperforming loans                                756     540     110     255
Other real estate owned                                    -       -       -       -
                                                       ------  ------  ------  ------
Total nonperforming assets                             $ 756   $ 540   $ 110   $ 255
                                                       ======  ======  ======  ======

Nonperforming loans as a percentage of total loans      0.22%   0.19%   0.07%   0.37%
Nonperforming assets as a percentage of total assets    0.16%   0.15%   0.06%   0.23%

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

     The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities: "held to maturity" or "available for sale." While First Security has no plans to liquidate a significant amount of any securities, the securities available for sale may be used for liquidity purposes should management deem it to be in our best interest.

     Securities totaled $54.4 million at December 31, 2002, compared to $37.3 million at December 31, 2001. The growth in the securities portfolio occurred as a result of our efforts to improve our liquidity, as well as the acquisition of First State Bank. At December 31, 2002, the securities portfolio had unrealized net gains of approximately $903 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at December 31, 2002 consisted of United States government agency bonds, federal agency bonds, mortgage backed securities, asset backed securities
(SLMA), tax-exempt municipal securities, and taxable municipal securities. The following table provides the carrying values of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

                              MATURITY OF INVESTMENT SECURITIES - CARRYING VALUES
                              Less than    One year to    Five years to    More than
Investment Security Type      one year     five years       ten years      ten years
---------------------------------------------------------------------------------------
                                             (Dollar amounts in housands)
Municipal - tax exempt        $    1,019   $      3,838   $        3,335   $    2,900
Municipal - taxable                  448          1,189                -            -
Agency bonds                       3,135         10,282            5,613            -
Agency issued remics                 444          7,872                -            -
Agency issued pools                    -         11,715            1,083          458
Asset backed                           -            208                -            -
--------------------------------------------------------------------------------------
Total                         $    5,046   $     35,104   $       10,031   $    3,358
                              ========================================================

                              ========================================================
Tax equivalent yield                3.60%          4.34%            4.67%        5.51%
                              ========================================================

     We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of December 31, 2002, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of year-end 2002, the book value and market value of the securities from each such issuer are as follows:


(Dollar amounts in thousands)                      Book Value   Market Value
Fannie Mae                                         $    15,834  $      16,235
Federal Home Loan Mortgage Corporation             $    15,409  $      15,734
Federal Home Loan Bank (FHLB)                      $     7,214  $       7,386

     See the notes to the financial statements for the book values of the investments for the dates presented in the consolidated balance sheets.

     Federal funds sold increased to $30 million at December 31, 2002 from $0 at December 31, 2001. The increase resulted from our efforts to increase our liquidity (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity"), as well as our efforts to sell our common stock through our recent private placement offering. We plan to invest a portion of these federal funds into liquid investment securities and loans to improve our yield on these earning assets.

     As of December 31, 2002, First Security held $1.3 million in certificates of deposit at other FDIC insured financial institutions. First State Bank purchased these earning assets prior to First Security acquiring First State Bank. We do not intend to renew the certificates upon maturity, but rather we will invest the funds in liquid investment securities or loans.

DEPOSITS AND OTHER BORROWINGS

     Deposits increased by 31% from year-end 2001 to year-end 2002 due to (i) our acquisition of First State Bank, (ii) our management team drawing customers away from other financial institutions, and (iii) our branching efforts which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Statement of Financial Condition." We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2003 we plan to convert three loan production offices into full service branches, build three new branches in new markets, and relocate two branches into larger facilities. As a result of these future branches and the pending acquisition of Premier National Bank of Dalton, we anticipate that our deposits will continue to increase in 2003. The table below is a maturity schedule for our certificates of deposit in amounts of $100 thousand or more.

                                                     Less than   Three months      Six months       Greater than
(Dollar amounts in thousands)                        3 months   to six months   to twelve months   twelve months
                                                    -------------------------------------------------------------
Certificates of deposit of $100 thousand or more    $   22,570  $       17,468  $          21,636  $       13,486

     In January of 2002, First Security borrowed $6 million in term notes (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity") from the Federal Home Loan Bank of Cincinnati. The following table details the maturities and rates of the term debt.

   Date           Type              Principal      Term    Rate   Maturity
--------------------------------------------------------------------------

 1/8/2002   Fixed Rate Advance     $  500,000     24 mos  3.73%   1/8/04
 1/8/2002   Fixed Rate Advance        500,000     36 mos  4.48%   1/7/05
 1/8/2002   Fixed Rate Advance        500,000     48 mos  5.04%   1/6/06
1/10/2002   Fixed Rate Advance        500,000     24 mos  3.65%   1/9/04
1/10/2002   Fixed Rate Advance        500,000     36 mos  4.45%  1/10/05
1/10/2002   Fixed Rate Advance        500,000     48 mos  5.00%  1/10/06
1/15/2002   Fixed Rate Advance        500,000     24 mos  3.50%  1/15/04
1/15/2002   Fixed Rate Advance        500,000     36 mos  4.22%  1/14/05
1/15/2002   Fixed Rate Advance        500,000     48 mos  4.77%  1/13/06
1/17/2002   Fixed Rate Advance        500,000     24 mos  3.66%  1/16/04
1/17/2002   Fixed Rate Advance        500,000     36 mos  4.37%  1/14/05
1/17/2002   Fixed Rate Advance        500,000     48 mos  4.90%  1/17/06
                                   ----------
                                   $6,000,000
                                   ==========


Aggregate composite rate  4.31%
24 mo composite rate      3.64%
36 mo composite rate      4.38%
48 mo composite rate      4.93%

INTEREST RATE SENSITIVITY

     Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of First Security's earning assets and liabilities within defined time periods is referred to as "gap" analysis. At December 31, 2002, the cumulative one-year gap for First Security (as consolidated) was a positive (or asset sensitive) $39.6 million, or 9% of total earning assets. This means assets reprice slightly faster than liabilities under rate changes.

     Intense competition in First Security's markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward. The following table reflects First Security's rate sensitive assets and liabilities by maturity as of December 31, 2002. Variable rate loans are shown in the category of due "one to three months" because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. Actually, payments are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been First Security's experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 25% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

                                             INTEREST RATE GAP SENSITIVITY

                                                                  As of December 31, 2002
                                        -------------------------------------------------------------------------------
                                                                                                   Over Five
                                                                                                   Years and
                                                     One through    Four through    One through    Non-rate
                                        Immediate   Three Months    Twelve Months    Five Years    Sensitive    Total
                                        ----------  -------------  ---------------  ------------  -----------  --------
                                                                (Dollar amounts in thousands)
Interest Earning Assets:
  Interest bearing deposits             $    2,370  $         190  $          572   $        574  $        -   $  3,706
  Federal Funds Sold                        30,044              -               -              -           -     30,044
  Securities                                     -          2,636           7,368         25,938      18,500     54,442
  Mortgage loans held for sale                   -          7,377               -              -           -      7,377
  Loans                                          -        118,356          61,789        147,496      13,564    341,205
                                        -------------------------------------------------------------------------------
    Total interest earning assets           32,414        128,559          69,729        174,008      32,064    436,774

Interest Bearing Liabilities:
  Demand deposits                                -          1,522           1,522         24,635           -     27,679
  MMDA deposits                                  -         10,250          10,250         61,496           -     81,996
  Savings deposits                               -          1,759           1,759         14,067           -     17,585
  Time deposits                                  -         53,714          98,612         40,562           -    192,888
  Fed Funds Purchased/Repos                 11,722              -               -              -           -     11,722
  Other borrowings                               -              -               -          6,000         168      6,168
                                        -------------------------------------------------------------------------------
Total interest bearing liabilities          11,722         67,245         112,143        146,760         168    338,038
Non-interest bearing sources of funds            -              -               -              -      64,336     64,336
Interest sensitivity gap                    20,692         61,314         (42,414)        27,248     (32,440)    34,400
                                        -------------------------------------------------------------------------------
Cumulative sensitivity gap              $   20,692  $      82,006  $       39,592  $     66,840  $   34,400   $      -
                                        ===============================================================================

LIQUIDITY

     Liquidity refers to First Security's ability to adjust its future cash flows to meet the needs of our daily operations. First Security relies primarily on management service fees from its Banks to fund our daily operations liquidity needs. Additionally, in connection with our 2002 private placement stock offering, we retained a portion of the proceeds of the offering as working capital and a portion of the proceeds for future investment into our subsidiaries. This cash, which totaled approximately $11.4 million as of December 31, 2002, is available for funding activities for which our Banks would not receive direct benefit, such as acquisition due diligence, shareholder relations, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into one or all of our subsidiaries or use them in an acquisition in order to support continued growth.

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

     At December 31, 2002, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 23.1% (excluding anticipated loan repayments). Three, six, nine, and twelve months earlier on September 30th, June 30th, March 31st and December 31st, our liquidity ratios were 25.9%, 21.8%, 16.8% and 12.7%, respectively. Throughout the 2002, our liquidity ratio has improved significantly due to the following deliberate actions. During the third quarter, our liquidity increased due primarily to our acquisition of First State Bank, which had a liquidity ratio above 50%. We do not intend to maintain First State Bank's liquidity ratio at this high level; instead, in the fourth quarter we began to change its mix of earning assets so that a greater percentage of them are invested in higher yielding loans. During the second quarter, the majority of our liquidity improvement resulted from our private placement stock offering. During the first quarter, we improved our liquidity ratio and reduced our dependency on overnight borrowings using two methods: (i) replacing Federal Home Loan Bank overnight funds with FHLB term funds and (ii) selling loan participations. Frontier Bank is a member of the Federal Home Loan Bank of Cincinnati and, prior to year-end, attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio. In January 2002, management determined, because interest rates were low, to convert the FHLB overnight funding, as well as a portion of federal funds purchased, into $6 million of FHLB term borrowings. The terms on the borrowings are $2 million for two years, $2 million for three years, and $2 million for four years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits and Other Borrowings." By using term borrowings we locked in low cost funding and we improved our liquidity ratio by decreasing our dependency on overnight liabilities. Frontier Bank also used its borrowing capacity to purchase a letter of credit from the FHLB that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, Frontier Bank could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. Dalton Whitfield Bank and First State Bank are members of the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of Cincinnati, respectively; however, neither Dalton Whitfield Bank nor First State Bank currently has any FHLB borrowings but may in the future.

     Cumulatively, our Banks also had unsecured federal funds lines in the aggregate amount of $32.5 million at December 31, 2002 under which they can borrow funds to meet short-term liquidity needs. Subsequent to year-end, two additional unsecured lines of credit totaling $4 million were added, bringing the total to $36.5 million. Another source of funding is loan participations sold (in which we retain the service rights) to other commercial banks. As of year-end, we had $28.2 million in loan participations sold. First Security may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements attained in the ordinary course of business. To date, First Security has not used brokered deposits or Internet deposits as a source of funding, and our certificates of deposit greater than $100 thousand were generated in our Banks' communities. Management believes that First Security's liquidity sources are adequate to meet our Banks' operating needs.

     First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. As of December 31, 2002, certificates of deposit totaled $192.9 million (see Note 7 - "Deposits" to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation - deposits and Other Borrowings"). At year-end 2002, other borrowings included $6 million in FHLB advances (see Management's Discussion and Analysis of Financial Condition and Results of Operation - Deposits and Other Borrowings). Unfunded loan commitments totaled $73 million at year-end (see the footnotes to the financial statements for a break down by loan commitment type). The following table illustrates our lease obligations, which included property and equipment leases, as of December 31, 2002, as well as a property lease on our new Knoxville branch, which was entered into subsequent to year-end.

(Dollars amounts in thousands)  Less than 1 year   1 to 3 years   3 to 5 years   After 5 years   Total
Lease obligations               $             592  $         866  $         754  $          739  $2,951

     Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $3.9 million in 2002, $3.2 million in 2001, and $274 thousand in 2000. During 2002, 2001 and 2000, cash provided by operations was available to increase earning assets.

CAPITAL RESOURCES

     Banks and bank holding companies, as regulated institutions, must meet required levels of capital. (See "Supervision and Regulation.") The FDIC and the Federal Reserve, the primary federal regulators for our subsidiaries and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. In addition to these guidelines, Frontier Bank has a standard chartering condition that requires it to maintain an 8% leverage ratio for its first three years of operations (Dalton Whitfield Bank had the same condition which lapsed in September 2002 at the conclusion of its third year of operations). First Security and its Banks all maintain capital levels exceeding the minimum levels required by Frontier Bank's chartering condition, in addition to exceeding those capital requirements for well capitalized banks and bank holding companies under applicable regulatory guidelines.

                                                                                 Dalton               First
                                            Well       Adequately     First    Whitfield   Frontier   State
December 31, 2002                       Capitalized   Capitalized   Security      Bank       Bank      Bank
--------------------------------------  ------------  ------------  ---------  ----------  ---------  ------

Tier I capital to risk adjusted assets          6.0%          4.0%      16.4%       11.1%      11.0%   37.0%
Total capital to risk adjusted assets          10.0%          8.0%      17.6%       12.3%      12.3%   38.2%
Leverage ratio                                  5.0%          4.0%      12.6%        8.3%       9.2%   19.9%

     On March 19, 2002, First Security's non-underwritten private placement of up to $20 million in shares of First Security's $.01 par value common stock at a price of $10 per share became effective. Subsequently, the private placement was increased from $20 million to $25 million and then again to $27.5 million. The private placement closed on August 8, 2002, by which time First Security had sold 2,576,460 shares in the offering to accredited investors. We relied upon Rule 506 of regulation D of the Securities Act of 1933 to exempt this transaction from registration under the federal securities laws. No underwriters were involved in this transaction.

EFFECTS OF INFLATION

     Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation have. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, and the Federal Reserve increased the interest rate three times in 1999 for a total of 75 basis points in an attempt to control inflation. However, the Federal Reserve also reduced interest rates on eleven occasions for a total of 475 basis points in 2001 and one time for 50 basis points in 2002 in an attempt to stimulate the economy.

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


                        ACCOUNTING AND REGULATORY MATTERS

SEGMENT REPORTING

     Upon incorporation, First Security adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This accounting standard revises the definition of reportable "segments" and the presentation of related disclosures. The standard focuses on the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity's "chief decision maker" (which can be an individual or group of management persons). SFAS 131 permits aggregation or combination of segments that have similar characteristics. In First Security's operations, the Bank subsidiaries and their respective branches are viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the Banks and their respective branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, First Security and its Banks are subject to substantially similar laws and regulations unique to the banking industry. Accordingly, First Security's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect the presentation of segment information on an aggregated basis in one reportable segment.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations of the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions became effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that First Security will incur additional expense to comply with the provisions of the Sarbanes-Oxley Act and the resulting regulations, we do not expect that such compliance will have a material impact on our results of operations or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 1 - "Summary of Significant Accounting Policies" to the financial statements.

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

     Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with First Security's interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of our earnings. ALCO utilizes the results of both a static and dynamic gap report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

     The gap analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

     First Security measures this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, First Security had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $2 million or 12%, as a result of a 200 basis point decline in rates. The model also predicts a $1.7 million increase in net interest income, or 10%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of December 31, 2002. Numbers are based on a static balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

                              INTEREST RATE RISK
                          INCOME SENSITIVITY SUMMARY
(Dollar amounts in thousands)    Down 200 BP    Current    Up 200 BP
                                -------------------------------------
Net interest income             $     15,174   $ 17,204   $   18,952
change net interest income           (2,030)         -        1,748
% change net interest income          -11.80%      0.00%       10.16%

     The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and other assumptions. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants                                            F-2


Consolidated Balance Sheets as of December 31, 2002 and 2001             F-3/F-4


Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000                                           F-5


Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 2002, 2001 and 2000                                           F-6


Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000                                       F-7/F-8

Notes to Consolidated Financial Statements                              F-9/F-36

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
First Security Group, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiaries (Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                              JOSEPH DECOSIMO AND COMPANY, LLP


Chattanooga, Tennessee
January 31, 2003

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                2002      2001
                                                (in thousands)

ASSETS

Cash and Due from Banks                       $ 14,429  $ 17,899


Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                    30,044         -
                                              --------  --------


  Cash and Cash Equivalents                     44,473    17,899
                                              --------  --------


Interest-Bearing Deposits in Banks               3,706         -
                                              --------  --------


Securities Available for Sale                   54,442    37,287
                                              --------  --------


Loans                                          348,582   291,043
Less: Allowance for Loan Losses                  5,362     3,825
                                              --------  --------
                                               343,220   287,218
                                              --------  --------

Premises and Equipment, net                     12,995     9,829
                                              --------  --------


Goodwill                                         7,617     6,193
                                              --------  --------


Other Assets                                     6,471     3,440
                                              --------  --------



TOTAL ASSETS                                  $472,924  $361,866
                                              ========  ========

    The accompanying notes are an integral part of the financial statements.

                                                                       2002      2001
                                                                       (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Noninterest-Bearing Demand                                       $ 64,336  $ 48,347
    Interest-Bearing Demand                                            27,679    22,051
                                                                     --------  ---------
                                                                       92,015    70,398
                                                                     --------  ---------

  Savings and Money Market Accounts                                    99,580    61,754
                                                                     --------  ---------
  Time Deposits -
    Certificates of Deposit of $100 thousand or more                   75,160    64,885
    Certificates of Deposit of less than $100 thousand                117,728    96,840
                                                                     --------  ---------
                                                                      192,888   161,725
                                                                     --------  ---------

      Total Deposits                                                  384,483   293,877

  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                           11,722    21,528
  Other Liabilities                                                     2,618     2,586
  Other Borrowings                                                      6,168     4,610
                                                                     --------  ---------

      Total Liabilities                                               404,991   322,601
                                                                     --------  ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock - $.01 par value - 20,000,000 shares authorized;
    7,579,104 shares issued for 2002 and 5,002,644 issued for 2001         76        50
  Paid-In Surplus                                                      65,723    40,054
  Retained Earnings (Deficit)                                           1,539    (1,063)
  Accumulated Other Comprehensive Income                                  595       224
                                                                     --------  ---------
      Total Stockholders' Equity                                       67,933    39,265
                                                                     --------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $472,924  $361,866
                                                                     ========  =========

                            FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Year Ended     Year Ended      Year Ended
                                                       December 31,   December 31,    December 31,
                                                           2002           2001            2000
INTEREST INCOME
  Loans, including fees                                $      23,144  $      18,886  $      10,219
  Debt Securities                                              2,007          1,635          1,125
  Other                                                          470            272            480
                                                       -------------  -------------  --------------
      Total Interest Income                                   25,621         20,793         11,824
                                                       -------------  -------------  --------------

INTEREST EXPENSE
  Interest-Bearing Demand Deposits                               249            305            231
  Savings Deposits and Money Market Accounts                   1,583          1,303            582
  Certificates of Deposit of $100 thousand or more             2,450          2,852          1,471
  Certificates of Deposit of less than $100 thousand           3,665          4,934          3,003
  Other                                                          470            389            223
                                                       -------------  -------------  --------------
      Total Interest Expense                                   8,417          9,783          5,510
                                                       -------------  -------------  --------------

NET INTEREST INCOME                                           17,204         11,010          6,314

  Provision for Loan Losses                                    1,948          2,496            811
                                                       -------------  -------------  --------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   15,256          8,514          5,503
                                                       -------------  -------------  --------------

NONINTEREST INCOME
  Service Charges on Deposit Accounts                          1,858          1,381            742
  Other                                                        1,875          1,362            346
  Net Gain on Sales of Available-for-Sale Securities              86              -              -
                                                       -------------  -------------  --------------
      Total Noninterest Income                                 3,819          2,743          1,088
                                                       -------------  -------------  --------------

NONINTEREST EXPENSES
  Salaries and Employee Benefits                               8,299          5,993          3,961
  Net Occupancy                                                1,080            939            537
  Other                                                        5,536          4,072          3,006
                                                       -------------  -------------  --------------
      Total Noninterest Expenses                              14,915         11,004          7,504
                                                       -------------  -------------  --------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)            4,160            253           (913)

  Income Tax Provision (Benefit)                               1,558            235           (347)
                                                       -------------  -------------  --------------

NET INCOME (LOSS)                                      $       2,602  $          18  $        (566)
                                                       =============  =============  ==============

NET INCOME  (LOSS) PER SHARE:
  Basic                                                $        0.40  $           -  $       (0.14)
                                                       =============  =============  ==============
  Diluted                                              $        0.39  $           -  $       (0.14)
                                                       =============  =============  ==============

    The accompanying notes are an integral part of the financial statements.

                                      FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                    (IN THOUSANDS)


                                                                           RETAINED  ACCUMULATED OTHER      TOTAL
                                                COMMON STOCK    PAID-IN    EARNINGS    COMPREHENSIVE    STOCKHOLDERS'
                                               SHARES  AMOUNT   SURPLUS   (DEFICIT)    INCOME (LOSS)       EQUITY
BALANCE - December 31,1999                      4,106  $    41  $ 31,546  $    (515)  $          (56)  $       31,016

  Net Loss                                                                     (566)                             (566)

  Change in Net Unrealized Loss on
    Securities Available for Sale, net of tax                                                    144              144
                                               ------  -------  --------  ----------  ---------------  ---------------

BALANCE - December 31, 2000                     4,106       41    31,546     (1,081)              88           30,594

Issuance of Common Stock                          897        9     8,508                                        8,517

  Net Income                                                                     18                                18

  Change in Net Unrealized Gain on
    Securities Available for Sale, net of tax                                                    136              136
                                               ------  -------  --------  ----------  ---------------  ---------------

BALANCE - December 31, 2001                     5,003       50    40,054     (1,063)             224           39,265

Issuance of Common Stock                        2,576       26    25,669                                       25,695

  Net Income                                                                  2,602                             2,602

  Change in Net Unrealized Gain on
    Securities Available for Sale, net of tax                                                    371              371
                                               ------  -------  --------  ----------  ---------------  ---------------

BALANCE - DECEMBER 31, 2002                     7,579  $    76  $ 65,723  $   1,539   $          595   $       67,933
                                               ======  =======  ========  ==========  ===============  ===============


                                                    TOTAL
                                                COMPREHENSIVE
                                                INCOME (LOSS)
                                               ---------------
Year Ended December 31,2000

Comprehensive Loss -
  Net Loss                                     $         (566)

  Change in Net Unrealized Loss on
    Securities Available for Sale, net of tax             144
                                               ---------------

      Total Comprehensive Loss                 $         (422)
                                               ===============

Year Ended December 31, 2001

Comprehensive Income -
  Net Income                                   $           18

  Change in Net Unrealized Gain on
    Securities Available for Sale, net of tax             136
                                               ---------------

      Total Comprehensive Income               $          154
                                               ===============

Year Ended December 31, 2002

Comprehensive Income
  Net Income                                   $        2,602

  Change in Net Unrealized Gain on
    Securities Available for Sale, net of tax             371
                                               ---------------

      Total Comprehensive Income               $        2,973
                                               ===============

    The accompanying notes are an integral part of the financial statements.

                                     FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                   (IN THOUSANDS)

                                                                        Year Ended      Year Ended      Year Ended
                                                                       December 31,    December 31,    December 31,
                                                                           2002            2001            2000
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
  Net Income (Loss)                                                   $       2,602   $          18   $        (566)
  Provision for Loan Losses                                                   1,948           2,496             811
  Gain on Sale of Securities Available-for-Sale                                 (86)              -               -
  (Gain) Loss on Sale of Premises and Equipment                                 (36)             12               -
  Common Stock Issued in Lieu of Subordinated
    Debt Interest Payment                                                         -              67               -
  Net Amortization                                                              333             390             363
  Depreciation                                                                  772             608             363
  Deferred Income Taxes                                                         167              47            (347)
  Changes in Operating Assets and Liabilities -
    Decrease (Increase) in -
      Interest Receivable                                                       (95)           (619)           (672)
      Other Assets                                                           (1,254)           (531)           (399)
    Increase (Decrease) in -
      Interest Payable                                                         (465)            460             859
      Income Tax Payable                                                       (256)            130               -
      Other Liabilities                                                         240             140            (138)
                                                                      --------------  --------------  --------------
      NET CASH PROVIDED  BY OPERATING ACTIVITIES                              3,870           3,218             274
                                                                      --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in Available-for-Sale Securities -
    Sales                                                                    12,537               -           4,177
    Maturities, Prepayments and Calls                                        18,734           7,307           2,279
    Purchases                                                               (34,921)        (24,094)        (10,047)
  Net Change in Interest-Bearing Deposits in Banks                           (1,895)              -               -
  Proceeds from Sale of Premises and Equipment                                   35               7               -
  Loan Originations and Principal Collections, net                          (36,480)       (138,743)        (82,582)
  Additions to Premises and Equipment                                        (2,468)         (3,434)         (1,719)
  Net Cash (Paid) Acquired in Transaction Accounted for Under the
    Purchase Method of Accounting                                             5,182               -            (815)
                                                                      --------------  --------------  --------------
      NET CASH USED BY INVESTING ACTIVITIES                                 (39,276)       (158,957)        (88,707)
                                                                      --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits                                                   44,704         131,363          86,462
  Net Increase (Decrease) in Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase                                      (9,806)         16,940           1,112
  Proceeds from Issuance of Subordinated Debt                                     -           2,250               -
  Proceeds from Issuance of Common Stock                                     25,695           6,200               -
  Net Advances from Federal Home Loan Bank                                    1,387           4,610               -
                                                                      --------------  --------------  --------------
      NET CASH PROVIDED  BY FINANCING ACTIVITIES                             61,980         161,363          87,574
                                                                      --------------  --------------  --------------

    The accompanying notes are an integral part of the financial statements.

                                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                  (IN THOUSANDS)


                                                                      Year Ended     Year Ended      Year Ended
                                                                     December 31,   December 31,    December 31,
                                                                         2002           2001            2000
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       $      26,574   $       5,624  $        (859)

CASH AND CASH EQUIVALENTS - beginning of period                            17,899          12,275         13,134
                                                                    --------------  -------------  --------------

CASH AND CASH EQUIVALENTS - end of period                           $      44,473   $      17,899  $      12,275
                                                                    ==============  =============  ==============



SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Unrealized Appreciation of Securities, net of deferred taxes of
    $156, $94  and $95 for 2002, 2001 and 2000, respectively        $         371   $         136  $         144
  Conversion of Subordinated Debt to Common
    Stock                                                           $           -   $       2,250  $           -

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
  Interest Paid                                                     $       8,882   $       9,256  $       4,651
  Income Taxes Paid                                                 $       1,955   $         399  $           -


ACQUISITION OF BANK
  Interest-Bearing Deposits in Banks                                $       1,811   $           -  $           -
  Loans                                                                    21,470               -            533
  Investment Securities                                                    13,123               -              -
  Premises and Equipment                                                    1,469               -            777
  Other Assets                                                                872               -              5
  Goodwill                                                                  1,424               -            973
  Core Deposit Intangible                                                   1,016               -              -
  Deposit Liabilities                                                     (45,902)              -         (1,167)
  Other Liabilities                                                          (294)              -             (6)
  Other Borrowings                                                           (171)              -              -
  Deposit Paid in Prior Year                                                    -               -           (300)
                                                                    --------------  -------------  --------------

NET CASH PAID (ACQUIRED)                                            $      (5,182)  $           -  $         815
                                                                    ==============  =============  ==============

    The accompanying notes are an integral part of the financial statements.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Security Group, Inc. (the Company) is a bank holding company organized for the principal purpose of acquiring, developing and managing banks. The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.

The significant accounting policies and practices followed by the Company and its subsidiaries are as follows:

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of First Security Group, Inc. and its wholly-owned subsidiaries, Dalton Whitfield Bank, Frontier Bank and First State Bank (the Banks). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS - The Company is headquartered in Chattanooga, Tennessee, and provides banking services through the Banks to the various communities in East Tennessee and North Georgia. The commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses. The Banks provide traditional banking services, which include obtaining demand and time deposits and the making of secured and nonsecured consumer loans and commercial loans.

BUSINESS COMBINATIONS - Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method. Under the purchase method, net assets of the acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. The Company typically provides an allocation period, not to exceed one year, to identify and determine the fair values of the assets acquired and liabilities assumed in business purchases. The Company currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of any acquired banks. Results of operations of the acquired business are included in the income statement from the date of acquisition.

CASH AND CASH EQUIVALENTS - For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions to be cash equivalents.

INTEREST-BEARING DEPOSITS IN BANKS - Interest-bearing deposits in banks mature within one to four years and are carried at cost.

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

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan and lease losses.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At management's discretion, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company periodically analyzes the commercial loan portfolio in an effort to establish an allowance for loan losses that it believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, the Company reviews the size, quality and risk of loans in the portfolio. The Company also, on at least a quarterly basis, considers such factors as:

-    the  Bank's  loan  loss  experience;
-    the  amount  of  past  due  and  nonperforming  loans;
-    specific  known  risks;
-    the  status  and  amount  of  past  due  and  nonperforming  assets;
-    underlying  estimated  values  of  collateral  securing  loans;
-    current  economic  conditions;  and
- other factors which management believes affects the allowance for potential credit losses.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the cost in excess of the fair value of the net assets acquired. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles) and are included in other assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). Under the new standard, goodwill, including that acquired before initial application of the standard, will no longer be amortized but will be tested for impairment at least annually, beginning in the year of adoption. Identified finite-lived intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Core deposit intangibles are being amortized on an accelerated basis over 10 years. Prior to the adoption of SFAS 142, the Company's goodwill was amortized on the straight-line basis over a period of 15 years.

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

PER SHARE DATA - Basic net income (loss) per share represents net income (loss) divided by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

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

SEGMENT REPORTING - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity's chief decision maker (which can be an individual or group of management persons). The statement permits aggregation or combination of segments that have similar characteristics. In the Company's operations, each bank or branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the Banks and branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the Banks and the Company are subject to substantially similar laws and regulations unique to the banking industry. Accordingly, the Company's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company currently does not have any derivative instruments that require fair value measurement under generally accepted accounting principles.

RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143,
"Accounting for Asset Retirement Obligations." This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of this statement are effective for the Company beginning January 1, 2003 and its adoption is not expected to have a material impact on the Company's results of operations or its financial position.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30,
"Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement were adopted by the Company on January 1, 2002 and did not have a material impact on the Company's results of operations or its financial position.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, (SFAS 145), "Rescission of Financial Accounting Standards Board Statements No. 4, 44, and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections." SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will not be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. Certain provisions of this statement will become effective on January 1, 2003, while other provisions became effective for transactions occurring and financial statements issued after May 15, 2002. Adoption of the provisions of this statement that were effective after May 15, 2002, did not have a material impact on the Company's results of operations or its financial position. Adoption of the remaining provisions of SFAS 145 is not expected to have a material impact on the Company's results of operations or its financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The effect of adoption of SFAS 146 is not expected to have a material effect on the Company's results of operations or its financial position.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, (SFAS 147), "Acquisitions of Certain
Financial Institutions-an amendment of Financial Accounting Standards Board Statements No. 72 and 144 and Financial Accounting Standards Board Interpretation No. 9." SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Financial Accounting Standards Board Statements No. 141, "Business Combinations," and SFAS 142. As a result, the requirement in Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets no longer applies to acquisitions within the scope of this statement. SFAS 147 also amends Financial Accounting Standards Board Statement No. 144, (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Provisions of this statement became effective on October 1, 2002. The effect of adoption of SFAS 147 did not have a material effect on the Company's results of operations or its financial position since the Company was already accounting for its acquired intangible assets in accordance with the guidance of SFAS 141 and 142.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 " SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement were effective December 31, 2002. As the Company continues to account for stock-based compensation under the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the transition rules of this standard did not have a material effect on the Company's results of operations or its financial position.

In 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end and are not expected to have a material impact on the Company's results of operations or its financial position. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS COMBINATIONS

On July 20, 2002, the Company acquired 100% of the outstanding common shares of First State Bank. The results of First State Bank's operations have been included in the consolidated financial statements since that date. First State Bank is a Tennessee state chartered, FDIC insured, commercial bank in Maynardville, Tennessee, and is now operated as a wholly-owned subsidiary of the Company. As of the acquisition date, First State Bank's leverage capital ratio was approximately 12.3% and its liquidity ratio exceeded 60%, which will allow the Company to enhance earnings by increasing the Bank's asset base and changing its mix of earning assets in favor of higher yielding loans. The acquisition assists the Company in its plan to increase earning assets by branching into nearby Knox and Jefferson Counties.

The aggregate purchase price was $8,604 thousand, all of which was paid in cash. The purchase price included $8,166 thousand to First State Bank's shareholders and $438 thousand in acquisition costs, such as legal, accounting and investment banking fees. The transaction resulted in $1,425 thousand of goodwill and $1,016 thousand of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:


                                                                 (in thousands)

Cash and Due from Banks                                          $        2,194
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                                             11,592
                                                                 ---------------
Cash and Cash Equivalents                                                13,786
                                                                 ---------------
Interest-Bearing Deposits in Banks                                        1,811
                                                                 ---------------
Securities Available for Sale                                            13,123
                                                                 ---------------
Loans                                                                    21,847
Less: Allowance for Loan Losses                                             377
                                                                 ---------------
    Net Loans                                                            21,470
                                                                 ---------------
Premises and Equipment, net                                               1,469
                                                                 ---------------
Intangible Assets                                                         1,016
                                                                 ---------------
Goodwill (Nondeductible)                                                  1,424
                                                                 ---------------
Other Assets                                                                872
                                                                 ---------------
    Total Assets Acquired                                                54,971
                                                                 ---------------

Deposits                                                                (45,902)
Other Borrowings                                                           (171)
Other Liabilities                                                          (294)
                                                                 ---------------
    Total Liabilities Assumed                                           (46,367)
                                                                 ---------------

Net Assets Acquired                                              $        8,604
                                                                 ===============

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS COMBINATIONS - continued

The following table presents unaudited proforma results of operations as though the acquisition had been completed at the beginning of the years presented:

                                                           Year Ended     Year Ended
                                                          December 31,   December 31,
                                                              2002           2001
                                                      (in thousands, except per share data)

Interest Income                                           $      27,152  $      23,712
Interest Expense                                                  8,943         11,049
                                                          -------------  -------------
    Net Interest Income                                          18,209         12,663
Provision for Loan Losses                                         1,948          2,528
                                                          -------------  -------------
    Net Interest Income After Provision for Loan Losses          16,261         10,135
Noninterest Income                                                3,936          2,967
Noninterest Expense                                              15,914         12,781
                                                          -------------  -------------
    Income Before Income Taxes                                    4,283            321
Income Tax Provision                                              1,651            278
                                                          -------------  -------------
    Net Income                                            $       2,632  $          43
                                                          =============  =============

Net Income Per Share
  Basic                                                   $        0.40  $        0.01
  Diluted                                                 $        0.40  $        0.01

On June 24, 2000, the Company acquired First Central Bank of Monroe County, Sweetwater, Tennessee from First Central Bancshares, Inc. of Lenoir City, Tennessee. The total purchase price of $2,288 thousand including the assumption of liabilities exceeded the total estimated fair value of the assets acquired by $973 thousand. The excess purchase price was assigned to goodwill and was being amortized on a straight-line basis over an estimated life of fifteen years prior to January 1, 2002. Upon acquisition by the Company, the state chartered savings bank was converted to a state chartered commercial bank and the name was changed to Frontier Bank and the bank's headquarters was moved to Chattanooga, Tennessee. Operations of the Sweetwater branch have been included in operations of the Company since the date of acquisition. Subsequent to this acquisition, Frontier Bank opened a branch in Athens, Tennessee, a branch in Lenoir City, Tennessee, six branches in the Chattanooga, Tennessee metropolitan area, and a loan production office in Loudon, Tennessee. Frontier Bank's branches in Sweetwater, Athens and Lenoir City, Tennessee do business as First Security Bank.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS COMBINATIONS - continued

PLANNED MERGER

Effective November 19, 2002, the Company entered into a merger agreement with Premier National Bank of Dalton (Premier), a national bank with two branches located in Dalton, Georgia. The merger agreement provides that Premier will merge with and into Dalton Whitfield Bank, with Dalton Whitfield being the surviving bank. Pursuant to the merger agreement, each issued and outstanding share of common stock of Premier will be exchanged for 0.425 shares of common stock of the Company. As of December 31, 2002, Premier had assets of approximately $85 million, deposits of approximately $73 million, shareholders' equity of approximately $7 million and approximately 2.7 million shares of common stock outstanding. The Company anticipates consummating the transaction in the first quarter of 2003.


NOTE 3 - SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

                                               Gross        Gross
                                Amortized   Unrealized   Unrealized    Fair
                                   Cost        Gains       Losses      Value
                                ---------------------------------------------
                                                (in thousands)
Securities Available-for-Sale
December 31, 2002
  Debt Securities -
    Federal Agencies            $   19,239  $       434  $         -  $19,673
    Mortgage-Backed                 21,572          493            -   22,065
    Municipals                      12,728          117          141   12,704
                                ----------  -----------  -----------  -------
                                $   53,539  $     1,044  $       141  $54,442
                                ==========  ===========  ===========  =======

December 31, 2001
  Debt Securities -
    Federal Agencies            $   21,877  $       359  $       118  $22,118
    Mortgage-Backed                 14,798          229           90   14,937
    Municipals                         236            -            4      232
                                ----------  -----------  -----------  -------
                                $   36,911  $       588  $       212  $37,287
                                ==========  ===========  ===========  =======

At December 31, 2002 and 2001, federal agencies and mortgage-backed securities with a carrying value of $5,620 thousand and $11,719 thousand, respectively were pledged to secure public deposits. At December 31, 2002 and 2001, the carrying amount of securities pledged to secure repurchase agreements was $17,597 thousand and $11,817 thousand, respectively.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SECURITIES - continued

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2002, are as follows:

                                                             Amortized    Fair
                                                               Cost      Value
                                                               (in thousands)

Within 1 Year                                               $    4,602  $ 4,627
Over 1 Year through 5 Years                                     15,517   15,862
5 Years to 10 Years                                              8,948    9,096
Over 10 Years                                                    2,900    2,792
                                                            ----------  -------
                                                                31,967   32,377
Mortgage-Backed Securities                                      21,572   22,065
                                                            ----------  -------
                                                            $   53,539  $54,442
                                                            ==========  =======

Proceeds from sales of securities available-for-sale totaled $12,537 thousand for the year ended December 31, 2002. Gross unrealized gains and losses from sales of securities available-for-sale were not significant for the year ended December 31, 2002. There were no sales for the year ended December 31, 2001.


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans by type are summarized as follows:

                                                               December 31,
                                                            2002        2001
                                                             (in thousands)

Loans Secured by Real Estate -
  Residential 1-4 Family                                 $ 87,923   $ 60,500
  Commercial                                               55,157     52,395
  Construction                                             28,701     18,923
  Other                                                     2,123      1,861
                                                         ---------  ---------
                                                          173,904    133,679
Commercial Loans                                          108,761     97,238
Consumer Installment Loans                                 64,771     59,593
Other                                                       1,146        533
                                                         ---------  ---------

      Total Loans                                         348,582    291,043

Allowance for Loan Losses                                  (5,362)    (3,825)
                                                         ---------  ---------

Net Loans                                                $343,220   $287,218
                                                         =========  =========

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

An  analysis  of  the  allowance  for  loan  losses  follows:

                                             Year Ended      Year Ended      Year Ended
                                            December 31,    December 31,    December 31,
                                                2002            2001            2000
                                                           (in thousands)
Allowance for Loan Losses -
  beginning of year                        $       3,825   $       1,942   $       1,057
  Additions due to Business Combinations             377               -              94
  Provision for Loan Losses                        1,948           2,496             811
  Loans Charged Off                                 (868)           (622)            (24)
  Recoveries of Loans                                 80               9               4
                                           --------------  --------------  --------------
Allowance for Loan Losses - end of year    $       5,362   $       3,825   $       1,942
                                           ==============  ==============  ==============

Impaired loans, which are recognized in conformity with FASB Statement No. 114 as amended by FASB No. 118, as well as nonaccrual loans and loans past due 90 days or more and still accruing interest as of December 31, 2002 and 2001 were not significant. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The Banks have entered into transactions with certain directors, executive officers and significant shareholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2002 and 2001 was $3,359 thousand and $2,027 thousand, respectively. New loans made to such related parties amounted to $3,235 thousand and payments amounted to $1,903 thousand for 2002. For 2001, new loans amounted to $3,291 thousand and payments amounted to $1,987 thousand.


NOTE 5 - PREMISES AND EQUIPMENT

Premises  and  equipment  consist  of  the  following:

                                                         December 31,
                                                       2002      2001
                                                        (in thousands)

Land                                                 $ 4,475   $ 3,315
Buildings and Improvements                             5,930     4,440
Equipment                                              4,315     3,080
                                                     --------  --------
                                                      14,720    10,835
Accumulated Depreciation                              (1,725)   (1,006)
                                                     --------  --------
                                                     $12,995   $ 9,829
                                                     ========  ========

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - GOODWILL

The changes in the carrying amounts of goodwill are as follows:

                                                 Year Ended      Year Ended
                                                December 31,    December 31,
                                                    2002            2001
                                                       (in thousands)
Balance - beginning of year                     $       6,193  $       6,674
  Goodwill acquired                                     1,424              -
  Amortization Expense                                      -           (481)
                                                -------------  --------------
Balance - end of year                           $       7,617  $       6,193
                                                =============  ==============

The following tables present actual results for the year ended December 31, 2002, and adjusted net income (loss) and net income (loss) per share for the years ended December 31, 2001 and 2000, respectively, assuming the nonamortization provisions of SFAS No. 142 were effective at the beginning of the years presented.

                                                  Year Ended     Year Ended      Year Ended
                                                 December 31,   December 31,    December 31,
                                                     2002           2001            2000
                                                  (in thousands, except per share amounts)

Reported net income (loss)                       $       2,602  $          18  $        (566)
  Add back: Goodwill, amortization, net of tax               -            298            275
                                                 -------------  -------------  --------------
Adjusted net income (loss)                       $       2,602  $         316  $        (291)
                                                 =============  =============  ==============

Basic net income (loss) per share:
  Reported net income (loss)                     $        0.40  $           -  $       (0.14)
  Goodwill amortization                                      -           0.07           0.07
                                                 -------------  -------------  --------------
  Adjusted net income (loss)                     $        0.40  $        0.07  $       (0.07)
                                                 =============  =============  ==============

Diluted net income (loss) per share:
  Reported net income (loss)                     $        0.39  $           -  $       (0.14)
  Goodwill amortization                                      -           0.07           0.07
                                                 -------------  -------------  --------------
  Adjusted net income (loss)                     $        0.39  $        0.07  $       (0.07)
                                                 =============  =============  ==============

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEPOSITS

Scheduled maturities of certificates of deposit as of December 31, 2002, are as follows:

                                                         (in thousands)

2003                                                     $       152,080
2004                                                              26,677
2005                                                               6,002
2006                                                               2,063
2007 and thereafter                                                6,066
                                                         ---------------
                                                         $       192,888
                                                         ===============


NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent the purchase of interests in securities by commercial checking customers which are repurchased by the Banks on the following business day. The pledged securities are held in safekeeping for the Banks and had a carrying value of approximately $17,597 thousand and $11,817 thousand at December 31, 2002 and 2001, respectively. These agreements averaged $12,484 thousand and $7,266 thousand during 2002 and 2001, respectively. The maximum amounts outstanding at any month end during 2002 and 2001 were $15,296 thousand and $9,369 thousand, respectively. Interest expense on repurchase agreements totaled $186 thousand, $247 thousand and $125 thousand for the years ended 2002, 2001 and 2000.


NOTE 9 - OTHER BORROWINGS

Other borrowings at December 31, 2002, consist of long-term, fixed-rate advances from the Federal Home Loan Bank (FHLB), totaling $6,000 thousand and a mortgage note totaling $168 thousand. Other borrowings at December 31, 2001, consisted of 1.9% 90-day advances from the FHLB which totaled $4,610 thousand and were replaced by the long-term, fixed-rate advances during 2002. Pursuant to the blanket agreement for advances and security agreement with FHLB Cincinnati, advances are secured by Frontier Bank's unencumbered qualifying mortgage loans equal to at least 135% of outstanding advances. Advances are also secured by FHLB stock owned by the Banks. As of December 31, 2002 and 2001, the Banks had loans totaling $19,330 thousand and $18,822 thousand, respectively, pledged as collateral at FHLBs.

As a member of FHLB Atlanta, Dalton Whitfield Bank must own FHLB stock equal to the greater of 1% of mortgage assets or .3% of total assets. As a member of FHLB Cincinnati, Frontier Bank must own FHLB stock equal to the greater of $500 or 1% of mortgage assets. Also, members at either branch of FHLB may be required to own additional FHLB stock to ensure their stock balance is equal to or greater than 5% of outstanding advances. At December 31, 2002 and 2001, the Company owned FHLB stock totaling $920 thousand and $434 thousand, respectively.

At December 31, 2002, the Company had lines of credit totaling $32,500 thousand with correspondent banks for short-term liquidity needs and approximately $4,300 thousand available with FHLB. At December 31, 2002, the Company also had an FHLB letter of credit totaling $4,000 thousand.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - OTHER BORROWINGS - continued

The maturity and weighted average interest rates of FHLB advances are as follows:

                                               Amount
                                           (in thousands)             Rate

2003                                      $         2,000           3.63  %
2004                                                2,000           4.38  %
2005                                                2,000           4.92  %
                                          ---------------
                                          $         6,000
                                          ===============


NOTE 10 - COMMON STOCK DATA

The  basic  and  diluted  net  income  per  share  calculations  are as follows:

                                                      Year Ended      Year Ended         Year Ended
                                                     December 31,    December 31,       December 31,
                                                         2002           2001               2000
                                                                    (in thousands)
Numerator
  Net Income for Calculating Diluted
    Net Income per Share                             $       2,602  $          18  $(              566)
                                                     =============  =============  ====================

Denominator
  Weighted-Average Common Shares for
    Calculating Basic Net Income per Share                   6,538          4,354                4,106

  Effect of Dilutive Securities:
    Stock Options (as determined by application of
    the treasury stock method)                                  82             75                    -
                                                     -------------  -------------  --------------------

  Weighted-Average Common Shares for
    Calculating Diluted Net Income per Share                 6,620          4,429                4,106
                                                     =============  =============  ====================

Basic Net Income (Loss) per Share                    $        0.40  $           -  $(             0.14)
Diluted Net Income (Loss) per Share                  $        0.39  $           -  $(             0.14)


On March 2, 2001, the Company's Board of Directors approved a 13-for-10 stock split effected in the form of a dividend on April 15, 2001 to holders of record on March 31, 2001. All share and per share information of the Company has been restated to reflect the stock split.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMON STOCK DATA - continued

Options to purchase 151 thousand and 20 thousand shares of common stock were outstanding during 2002 and 2001, respectively, at $10 per share but were not included in the computation of diluted earnings per share because the options' exercise price was equal to the average market price of the common shares. The options expire in 2012 and 2011. 149 thousand and 20 thousand options to purchase shares of common stock were outstanding at December 31, 2002 and 2001, respectively.

6% Subordinated Mandatory Convertible Notes in the principal amount of $2,250 thousand were outstanding from April 15, 2001 through October 15, 2001, at which time the principal plus interest converted into 232 thousand shares of the Company's common stock. These shares were antidilutive and excluded from the computation of dilutive earnings per share.

On June 14, 2001, the Company's non-underwritten public offering of up to $30,000 thousand in shares of the Company's common stock at a price of $10 per share became effective. The Company sold 665 thousand shares in the offering during December, 2001.

On March 19, 2002, the Company's non-underwritten private placement of up to $20,000 thousand in shares of the Company's common stock at a price of $10 per share became effective. Subsequently, the private placement was increased to $27,500 thousand. The private placement closed on August 8, 2002, by which time the Company had sold 2,576 thousand shares.


NOTE 11 - LEASES

The Company leases bank branches and the corporate office and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2002, are as follows:

                                                         (in thousands)
Year Ending
  December 31, 2003                                      $           526
  December 31, 2004                                                  361
  December 31, 2005                                                  315
  December 31, 2006                                                  291
  December 31, 2007                                                  289
  Thereafter                                                         725
                                                         ---------------
                                                         $         2,507
                                                         ===============

Rent expense totaled $515 thousand, $497 thousand and $245 thousand for the years ended 2002, 2001 and 2000.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES

The income tax provision consists of the following:

                                 Year Ended     Year Ended      Year Ended
                                December 31,   December 31,    December 31,
                                    2002           2001            2000
                                               (in thousands)

Current Provision               $       1,391  $         188  $           -
Deferred Provision (Benefit)              167             47           (347)
                                -------------  -------------  --------------
Income Tax Provision (Benefit)  $       1,558  $         235  $        (347)
                                =============  =============  ==============

Reconciliation of the income tax provision (benefit) to statutory rates is as follows:

                                              Year Ended      Year Ended      Year  Ended
                                              December 31,   December 31,    December 31,
                                                  2002           2001            2000
                                                            (in thousands)

Federal Taxes at Statutory Tax Rate          $       1,414   $          86  $        (310)
Underaccrual of Prior Year Taxes and Other               -             125              -
Other, net                                             (14)              -              -
State Taxes, net of federal effect                     158              24            (37)
                                             --------------  -------------  --------------

Income Tax Provision (Benefit)               $       1,558   $         235  $        (347)
                                             ==============  =============  ==============

Deferred  tax  assets  included  in  other  assets  consist  of  the  following:

                                                                 December 31,
                                                                2002     2001
                                                                (in thousands)
Deferred Tax Assets
  Organization and Start-up Costs                              $   81  $  116
  Allowance for Loan Losses                                     1,393   1,271
  Goodwill                                                          -      94
  Deferred Loan Fees                                               91      78
  Other                                                            31       -
                                                               ------  ------
                                                                1,596   1,559
                                                               ------  ------
Deferred Tax Liabilities
  Securities Available-for-Sale                                   308     152
  Premises and Equipment                                          773     540
  Goodwill                                                         59       -
                                                               ------  ------
                                                                1,140     692
                                                               ------  ------

Net Deferred Tax Assets                                        $  456  $  867
                                                               ======  ======

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES - continued

The Company has evaluated the available evidence supporting the future realization of its gross deferred tax assets of $456 thousand at December 31, 2002, including the amount and timing of future taxable income, and has determined that it is more likely than not that the assets will be realized.


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

Under the employee stock ownership portion (ESOP) of the plan, the Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution shall be used to repay any acquisition loan and any financed shares which are available for allocation to participants. Financed shares acquired will be released in accordance with the plan and allocated to the ESOP accounts of participants at the end of each plan year. Stock dividends paid on shares of Company stock shall be allocated to the participants' ESOP accounts, while cash dividends on allocated and financed shares shall be used to repay the acquisition loan. The ESOP has no borrowing at December 31, 2002.

During 2002, the plan was amended to reflect the transfer of assets from First State Bank Financial Security Plan into the plan and add First State Bank as an affiliated employer in addition to other changes.

Compensation expense for the 401(k) portion of the plan was $174 thousand, $125 thousand and $67 thousand for 2002, 2001 and 2000, respectively.


NOTE 14 - LONG-TERM INCENTIVE PLAN

The 2002 Long-Term Incentive Plan (2002 LTIP), was approved by the shareholders of the Company at the 2002 annual meeting. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock reserved and available for awards is 200 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company's voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the committee appointed by the board (the committee) for administering the 2002 LTIP. The term of each award is determined by the committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - LONG-TERM INCENTIVE PLAN - continued

The Company's 1999 Long-Term Incentive Plan (1999 LTIP) included eligible employees. The total number of shares of stock reserved and available for awards was 650 thousand, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the plan, incentive stock options to purchase shares of the Company's common stock were granted at a price not less than the fair market value of the stock as of the date of the grant. Options were to be exercised within ten years from the date of grant subject to conditions specified by the plan. Restricted stock could also be awarded by the committee in accordance with the 1999 LTIP. Each award vested in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

No  options  or  restricted  stock  were  awarded  as  of  December  31,  2000.

Following is a summary of the status of the stock options as of December 31, 2002 and 2001, and changes during the years then ended:

                                            December 31, 2002             December 31, 2001

                                                        Weighted                     Weighted
                                         Number of       Average      Number of       Average
                                           Shares    Exercise Price     Shares    Exercise Price
                                       (in thousands)               (in thousands)

Outstanding - beginning of year                377   $          7.81          -   $             -
Granted                                        131             10.00        381              7.81
Forfeited                                      (11)             8.17         (4)             7.69
                                         ----------                   ----------
Outstanding - end of year                      497              8.38        377              7.81
                                         ==========                   ==========

Options Exercisable - end of year              123   $          7.80          -               N/A

Weighted Average Fair Value of Options
  Granted During the Year                            $          2.42              $          2.40

Following is a summary of the status of stock options outstanding at December 31, 2002:

                                  Options Outstanding                    Options Exercisable

                                      Weighted
                                       Average          Weighted                      Weighted
                        Number of     Remaining          Average        Number         Average
Exercise Price Range     Shares    Contractual Life  Exercise Price   Exercisable  Exercise Price
                     (in thousands)                                 (in thousands)
7.69-$10.00                  497         8.5 years  $          8.38          123  $          7.80

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - LONG-TERM INCENTIVE PLAN - continued

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the stock options. Accordingly, no compensation expense has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

                                                  Year Ended      Year Ended
                                                 December 31,    December 31,
                                                     2002            2001
                                           (in thousands, except per share data)
Net Income (Loss)
  As Reported                                    $       2,602  $          18
  Pro forma                                      $       2,418  $        (169)

Basic Net Income (Loss) per Share
  As Reported                                    $        0.40  $           -
  Pro forma                                      $        0.37  $       (0.04)

Diluted Net Income (Loss) per Share
  As Reported                                    $        0.39  $           -
  Pro forma                                      $        0.37  $       (0.04)

The fair value of options at date of grant was estimated by management using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                                  December 31,
                                                                2002      2001

Dividend Yield                                                  1.00 %    1.00 %
Average Risk-Free Interest Rate                                 3.58 %    5.08 %
Expected Life                                                7 years   7 years
Expected Volatility                                               15 %      20 %


NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS - continued

Frontier Bank is required to maintain a Tier 1 capital to assets leverage ratio of not less than 8% during the first three years of operations. Frontier Bank may not pay any dividends for the first three years of operations without prior written approval from the applicable regulatory authority.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the Banks were well capitalized for regulatory purposes. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Until the Company had consolidated assets of $150 million or more, the Federal Reserve did not consider the Company's capital adequacy. Since reaching $150 million in consolidated assets in July of 2000, the Company has been required to maintain the following consolidated capital requirements to be considered "well capitalized."

                                                                                  Minimum To Be Well
                                                                     Minimum      Capitalized Under
                                                                     Capital      Prompt Corrective
                                                    Actual         Requirements   Action Provisions
                                                Amount    Ratio   Amount   Ratio   Amount    Ratio
                                                              (Dollars in thousands)

December 31, 2002
Total Capital to Risk-Weighted Assets -
  First Security Group, Inc. and subsidiaries   $63,303  17.6  %  $28,714  8.0  %      N/A   N/A
  Dalton Whitfield Bank                         $16,591  12.3  %  $10,773  8.0  %  $13,467  10.0  %
  Frontier Bank                                 $23,911  12.3  %  $15,589  8.0  %  $19,486  10.0  %
  First State Bank                              $11,096  38.2  %  $ 2,322  8.0  %  $ 2,903  10.0  %

Tier 1 Capital to Risk-Weighted Assets -
  First Security Group, Inc. and subsidiaries   $58,806  16.4  %  $14,357  4.0  %      N/A   N/A
  Dalton Whitfield Bank                         $14,905  11.1  %  $ 5,387  4.0  %  $ 8,080   6.0  %
  Frontier Bank                                 $21,467  11.0  %  $ 7,794  4.0  %  $11,692   6.0  %
  First State Bank                              $10,734  37.0  %  $ 1,161  4.0  %  $ 1,742   6.0  %

Tier 1 Capital to Average Assets -
  First Security Group, Inc. and subsidiaries   $58,806  12.6  %  $18,710  4.0  %      N/A   N/A
  Dalton Whitfield Bank                         $14,905   8.3  %  $ 7,198  4.0  %  $ 8,997   5.0  %
  Frontier Bank                                 $21,467   9.2  %  $ 9,354  4.0  %  $11,692   5.0  %
  First State Bank                              $10,734  19.9  %  $ 2,159  4.0  %  $ 2,699   5.0  %

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS - continued

                                                                                  Minimum To Be Well
                                                                     Minimum      Capitalized Under
                                                                     Capital      Prompt Corrective
                                                    Actual         Requirements   Action Provisions
                                                Amount    Ratio   Amount   Ratio   Amount    Ratio
                                                              (Dollars in thousands)
December 31, 2001
Total Capital to Risk-Weighted Assets -
  First Security Group, Inc. and subsidiaries   $36,667  12.2  %  $23,936  8.0  %      N/A   N/A
  Dalton Whitfield Bank                         $15,047  11.9  %  $10,123  8.0  %  $12,653  10.0  %
  Frontier Bank                                 $19,227  11.1  %  $13,815  8.0  %  $17,269  10.0  %

Tier 1 Capital to Risk-Weighted Assets -
  First Security Group, Inc. and subsidiaries   $32,848  11.0  %  $11,968  4.0  %      N/A   N/A
  Dalton Whitfield Bank                         $13,464  10.6  %  $ 5,061  4.0  %  $ 7,592   6.0  %
  Frontier Bank                                 $17,120   9.9  %  $ 6,907  4.0  %  $10,361   6.0  %

Tier 1 Capital to Average Assets -
  First Security Group, Inc. and subsidiaries   $32,848   9.9  %  $13,353  4.0  %      N/A   N/A
  Dalton Whitfield Bank                         $13,464   9.1  %  $ 5,928  4.0  %  $ 7,409   5.0  %
  Frontier Bank                                 $17,120   9.2  %  $ 7,425  4.0  %  $ 9,281   5.0  %

                                                                                  Minimum To Be Well
                                                                     Minimum      Capitalized Under
                                                                     Capital      Prompt Corrective
                                                    Actual         Requirements   Action Provisions
                                                Amount    Ratio   Amount   Ratio   Amount    Ratio
                                                              (Dollars in thousands)
December 31, 2000
Total Capital to Risk-Weighted Assets -
  First Security Group, Inc. and subsidiaries   $25,030  15.1  %  $13,247  8.0  %      N/A   N/A
  Dalton Whitfield Bank                         $10,216  11.0  %  $ 7,409  8.0  %  $ 9,261  10.0  %
  Frontier Bank                                 $14,452  19.9  %  $ 5,809  8.0  %  $ 7,261  10.0  %

Tier 1 Capital to Risk-Weighted Assets -
  First Security Group, Inc. and subsidiaries   $23,088  13.9  %  $ 6,623  4.0  %      N/A   N/A
  Dalton Whitfield Bank                         $ 9,124   9.9  %  $ 3,704  4.0  %  $ 5,557   6.0  %
  Frontier Bank                                 $13,602  18.7  %  $ 2,904  4.0  %  $ 4,356   6.0  %

Tier 1 Capital to Average Assets -
  First Security Group, Inc. and subsidiaries   $23,088  12.8  %  $ 7,196  4.0  %      N/A   N/A
  Dalton Whitfield Bank                         $ 9,124   8.4  %  $ 4,360  4.0  %  $ 5,450   5.0  %
  Frontier Bank                                 $13,602  19.2  %  $ 2,836  4.0  %  $ 3,544   5.0  %

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                December 31, 2002    December 31, 2001
                                                Carrying     Fair    Carrying     Fair
                                                 Amount     Value     Amount     Value
                                                  (in thousands)      (in thousands)

Financial Assets
  Cash and Cash Equivalents                     $  44,473  $ 44,473  $  17,899  $ 17,899
  Interest-Bearing Deposits in Banks            $   3,706  $  3,706  $       -  $      -
  Securities Available-for-Sale                 $  54,442  $ 54,442  $  37,287  $ 37,287
  Loans                                         $ 348,582  $361,541  $ 291,043  $301,274
  Allowance for Loan Losses                     $   5,362  $  5,362  $   3,825  $  3,825

Financial Liabilities
  Deposits                                      $ 384,483  $386,178  $ 293,877  $295,574
  Federal Funds Purchased and Securities Sold
    Under Agreements to Repurchase              $  11,722  $ 11,722  $  21,528  $ 21,528
Other Borrowings                                $   6,168  $  6,168  $   4,610  $  4,610

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

- Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair value.

- Interest-Bearing Deposits in Banks - The carrying amounts of interest-bearing deposits in Banks approximate fair value.

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

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

-     Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
- These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

- Other Borrowings - Other borrowings carrying amount reported in the balance sheet approximates fair value.


NOTE 17 - OFF-BALANCE-SHEET ACTIVITY

The Banks are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Banks' exposure to credit loss is represented by the contractual amount of these commitments. The Banks follow the same credit policies in making commitments as they do for on-balance-sheet instruments.

The Banks' maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2002, was as follows:

                                            December 31,     December 31,
                                                2002            2001
                                                   (in thousands)

Commitments to Extend Credit                   $70,613          $60,176
Standby Letters of Credit                      $ 2,375          $ 1,948

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


NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of borrowers have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Banks had approximately $17 million and $14 million in loans related to the carpet industry as of December 31, 2002 and 2001, respectively.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and other income are as follows:

                                        Year Ended      Year Ended     Year  Ended
                                        December 31,   December 31,   December 31,
                                            2002           2001           2000
                                                      (in thousands)
Noninterest Income -
  Fees Related to Mortgage Loans Sold   $       1,316  $         979  $           -

Noninterest Expense -
  Professional Fees                     $         946  $         418  $         491
  Goodwill Amortization                 $           -  $         481  $         443
  Depreciation                          $         586  $         471  $         274
  Computer Fees                         $         759  $         587  $         318
  Printing and Supplies                 $         377  $         296  $         175
  Advertising                           $         308  $         265  $         156
  Telephone                             $         325  $           -  $         146

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

                                               December 31,   December 31,
                                                   2002           2001
                                                     (in thousands)

        ASSETS
Cash and Due from Bank Subsidiaries            $      11,448  $       1,894
Investment in Common Stock of Subsidiaries            56,233         37,001
Premises and Equipment, net                                -              2
Other Assets                                             373            368
                                               -------------  -------------

TOTAL ASSETS                                   $      68,054  $      39,265
                                               =============  =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                    $         121  $           -

STOCKHOLDERS' EQUITY                                  67,933         39,265
                                               -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      68,054  $      39,265
                                               =============  =============

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY - continued

CONDENSED STATEMENT OF OPERATIONS

                                                   Year Ended      Year Ended       Year Ended
                                                  December 31,    December 31,    December 31,
                                                      2002            2001            2000
                                                                 (in thousands)

INCOME
  Management Fees                                $       1,441   $         848   $         791
  Interest                                                  18               -              25
  Miscellaneous                                              -               -               4
                                                 --------------  --------------  --------------
      Total Income                                       1,459             848             820
                                                 --------------  --------------  --------------

EXPENSES
  Interest                                                   -              67               -
  Salaries and Employee Benefits                         1,382             696             570
  Other                                                    747             372             329
                                                 --------------  --------------  --------------
      Total Expenses                                     2,129           1,135             899
                                                 --------------  --------------  --------------

LOSS BEFORE INCOME TAXES AND EQUITY
  IN UNDISTRIBUTED NET INCOME (LOSS)
  OF SUBSIDIARIES                                         (670)           (287)            (79)

  Income Tax Benefit                                      (257)            (66)            (30)
                                                 --------------  --------------  --------------

LOSS BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME (LOSS) OF SUBSIDIARIES                       (413)           (221)            (49)

  Equity in Undistributed Net Income (Loss) of
    Subsidiaries                                         3,015             239            (517)
                                                 --------------  --------------  --------------

NET INCOME (LOSS)                                $       2,602   $          18   $        (566)
                                                 ==============  ==============  ==============

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY - continued

CONDENSED STATEMENT OF CASH FLOWS

                                                              Year Ended      Year Ended      Year Ended
                                                             December 31,    December 31,    December 31,
                                                                 2002            2001            2000
                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                         $       2,602   $          18   $        (566)
  Adjustments to Reconcile Net Income (Loss)
    to Net Cash Used by Operating Activities -
    Equity in Undistributed Net Income (Loss) of
      Subsidiaries                                                 (3,015)           (239)            517
    Common Stock Issued in Lieu of Subordinated Debt
      Interest                                                          -              67               -
    Depreciation                                                        -               -              19
    Increase in Other Assets                                           (5)            (25)            (26)
    (Decrease) Increase in Liabilities                                121              (1)            (74)
                                                            --------------  --------------  --------------
      NET CASH USED BY OPERATING ACTIVITIES                          (297)           (180)           (130)
                                                            --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Decrease in Interest-Bearing Deposits
    in Dalton Whitfield Bank                                            -               -           9,604
  (Additions to) Disposal of Premises and Equipment                     2              (2)         (1,096)
  Investments in/Acquisition of Subsidiaries                      (15,846)         (6,396)        (14,547)
                                                            --------------  --------------  --------------
      NET CASH USED BY INVESTING ACTIVITIES                       (15,844)         (6,398)         (6,039)
                                                            --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Subordinated Debt                           -           2,250               -

  Proceeds from Issuance of Common Stock Less
     Stock Issuance Costs of $71 in 2002 and $446 in 2001          25,695           6,200               -
                                                            --------------  --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          25,695           8,450               -
                                                            --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       9,554           1,872          (6,169)

CASH AND CASH EQUIVALENTS - beginning
  of period                                                         1,894              22           6,191
                                                            --------------  --------------  --------------

CASH AND CASH EQUIVALENTS - end of period                   $      11,448   $       1,894   $          22
                                                            ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Unrealized Appreciation of Securities, net of tax         $         371   $         136   $         144
  Conversion of Subordinated Debt to Common Stock           $           -   $       2,250   $           -

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

                                       First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                            2002            2002             2002            2002
                                       ----------------------------------------------------------------
                                                    (in thousands, except per share data)
Interest Income                        $        5,787  $         6,024  $        6,753  $         7,057
Interest Expense                                2,052            1,970           2,184            2,211
                                       --------------  ---------------  --------------  ---------------
  Net Interest Income                           3,735            4,054           4,569            4,846
Provision for Loan Losses                         110              139             561            1,138
                                       --------------  ---------------  --------------  ---------------
  Net Interest Income After Provision
    for Loan Losses                             3,625            3,915           4,008            3,708
Noninterest Income                                847              903             908            1,161
Noninterest Expense                             3,169            3,565           3,832            4,349
                                       --------------  ---------------  --------------  ---------------
  Income Before Income Tax Provision            1,303            1,253           1,084              520
Income Tax Provision                              497              474             441              146
                                       --------------  ---------------  --------------  ---------------
  Net Income                           $          806  $           779  $          643  $           374
                                       ==============  ===============  ==============  ===============

Net Income Per Share *
  Basic                                $         0.16  $          0.13  $         0.09  $          0.04
  Diluted                              $         0.16  $          0.13  $         0.08  $          0.04

Shares Outstanding
  Basic                                         5,010            5,975           7,549            7,579
  Diluted                                       5,092            6,057           7,631            7,660




* The sum of the 2002 and 2001 quarterly earnings per share may differ from the annual earnings per share because of the differences in the weighted average number of common shares outstanding and common shares used in the quarterly and annual computation as well as differences in rounding.

                   FIRST SECURITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED) - continued

                                        First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                                             2001             2001             2001             2001
                                        ------------------------------------------------------------------
                                                      (in thousands, except per share data)

Interest Income                         $        4,376  $         4,973   $        5,649   $         5,795
Interest Expense                                 2,183            2,460            2,703             2,437
                                        --------------  ----------------  ---------------  ---------------
  Net Interest Income                            2,193            2,513            2,946             3,358
Provision for Loan Losses                          278              703              843               672
                                        --------------  ----------------  ---------------  ---------------
  Net Interest Income After Provision
    for Loan Losses                              1,915            1,810            2,103             2,686
Noninterest Income                                 499              570              676               998
Noninterest Expense                              2,256            2,459            2,957             3,332
                                        --------------  ----------------  ---------------  ---------------
  Income (Loss) Before Income Tax
    Provision (Benefit)                            158              (79)            (178)              352
Income Tax Provision (Benefit)                      65              (28)             (63)              261
                                        --------------  ----------------  ---------------  ---------------
  Net Income (Loss)                     $           93  $           (51)  $         (115)  $            91
                                        ==============  ================  ===============  ===============

Net Income (Loss) Per Share  *
  Basic and Diluted                     $         0.02  $         (0.01)  $        (0.03)  $          0.02

Shares Outstanding
  Basic                                          4,106            4,108            4,289             4,900
  Diluted                                        4,106            4,108            4,601             5,018




* The sum of the 2002 and 2001 quarterly earnings per share may differ from the annual earnings per share because of the differences in the weighted average number of common shares outstanding and common shares used in the quarterly and annual computation as well as differences in rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

     Information on the directors and officers of First Security is included in First Security's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2003 (the Proxy Statement) and is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     Information on First Security's executive compensation is included in the Proxy Statement and is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on the number of shares of common stock beneficially owned by
(1) each current director of the First Security, (2) each executive officer listed in the Summary Compensation Table, and (3) all current executive officers and directors as a group is included in the Proxy Statement and is hereby incorporated by reference. As of March 14, 2003, First Security did not have any shareholders who beneficially owned more than 5% of the outstanding common stock.

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plans maintained by the Company are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan.

                                                                                        Number of shares
                                                                                    remaining available for
                           Number of securities to be  Weighted-average exercise   future issuance under the
                            issued upon exercise of             price of                Plans (excludes
                              outstanding options         outstanding options         outstanding options)
                           --------------------------  --------------------------  --------------------------
Equity compensation plans
approved by security
holders                                       496,645  $                     8.38                     353,355

Equity compensation plans
not approved by security
holders                                            --                          --                          --

Total                                         496,645  $                     8.38                     353,355

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is included in the Proxy Statement and is hereby incorporated by reference.

ITEM 14.   CONTROLS AND PROCEDURES

     First Security's Chief Executive Officer and Chief Financial Officer performed an evaluation within the last ninety days of the effectiveness of the design and operation of First Security's disclosure controls and procedures. Based on that evaluation, such officers concluded that First Security's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in First Security's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits.

     (1) List of All Financial Statements. The following consolidated financial statements and report of independent certified public accountants of the Company are included in this Annual Report on Form 10-K:

          -    Independent Auditor's Report.

          -    Consolidated Balance Sheets as of December 31, 2002 and 2001.

          - Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

          - Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2002, 2001 and 2000.

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

          -    Notes to Consolidated Financial Statements.

     (3) Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):


EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

3.1 Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338 (the "Form S-1")).

3.2 Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to the Form S-1).

10.1 The Company's Second Amended and Restated 1999 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Form S-1).

10.2 The Company's 2002 Long-Term Incentive Plan. (Incorporated by reference from Appendix A to the Company's Proxy Statement filed August 16, 2002).

21.1      Subsidiaries of the Registrant.

23.1      Consent of Joseph Decosimo and Company, LLP

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.

          Current Report on Form 8-K dated November 4, 2002 and filed November 4, 2002, Items 5 and 7.

          Current Report on Form 8-K dated November 27, 2002 and filed November 27, 2002, Item 5, 7 and 9.

99.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350.

99.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1954, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST SECURITY GROUP, INC.


                                     BY:  /s/ Rodger B. Holley
                                        ----------------------------------------
                                        Rodger B. Holley
                                        President and Chief Executive Officer

                                     DATE: March 31, 2003

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

          SIGNATURE                              TITLE                        DATE
          ---------                              -----                        ----
/s/  Rodger B. Holley            President, Chief Executive Officer and   March 31, 2003
-------------------------------
Rodger B. Holley                   Chairman of the Board of Directors
                                       (Principal Executive Officer)

/s/  William L. Lusk, Jr.        Secretary, Chief Financial Officer, and  March 31, 2003
-------------------------------
William L. Lusk, Jr.                    Executive Vice-President
                                        (Principal Financial and
                                           Accounting Officer)

/s/  Larry R. Belk                              Director                  March 31, 2003
-------------------------------
Larry R. Belk

/s/  Clayton Causby                             Director                  March 31, 2003
-------------------------------
Clayton Causby

/s/  Kenneth C. Dyer, III                       Director                  March 31, 2003
-------------------------------
Kenneth C. Dyer

/s/  Douglas F. Heuer, III                      Director                  March 31, 2003
-------------------------------
Douglas F. Heuer, III

/s/  Carol H. Jackson                           Director                  March 31, 2003
-------------------------------
Carol H. Jackson

/s/  Ralph L. Kendall                           Director                  March 31, 2003
-------------------------------
Ralph L. Kendall

/s/  William B. Kilbride                        Director                  March 31, 2003
-------------------------------
William B. Kilbride

/s/  D. Ray Marler                              Director                  March 31, 2003
-------------------------------
D. Ray Marler


/s/  Lloyd L. Montgomery, III                   Director                  March 31, 2003
-------------------------------
Lloyd L. Montgomery, III

/s/  Hugh J. Moser, III                         Director                  March 31, 2003
-------------------------------
Hugh J. Moser, III

/s/  H. Patrick Wood                            Director                  March 31, 2003
-------------------------------
H. Patrick Wood

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Rodger B. Holley, Chief Executive Officer of First Security Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of First Security Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                               /s/ Rodger B. Holley
                                               ---------------------------------
                                               Rodger B. Holley
                                               Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William L. Lusk, Jr., Chief Financial Officer of First Security Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of First Security Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                         /s/ William L. Lusk, Jr.
                                         ---------------------------------------
                                         William L. Lusk, Jr.
                                         Chief Financial Officer