Form 10-Q
period 2003-03-31
FIRST SECURITY GROUP INC/TN
filed 2003-05-15
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

Common Stock, $.01 par value:
8,747,808 shares outstanding and issued as of March 31, 2003.

First Security Group, Inc. and Subsidiaries
Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiaries
Consolidated Balance Sheets	March 31,	December 31,	March 31,
	2003	2002	2002
	(unaudited)		(unaudited)

	(in thousands)
ASSETS
Cash and due from banks	$22,677	$14,429	$12,607
Federal funds sold and securities purchased
under agreements to resell	46,774	30,044	15,220

Cash and cash equivalents	69,451	44,473	27,827

Interest-bearing deposits in banks	3,380	3,706	-

Securities available for sale	71,222	54,442	39,422

Loans	422,211	348,582	288,369
Less: Allowance for loan losses	6,769	5,362	3,937

	415,442	343,220	284,432

Premises and equipment, net	17,944	12,995	9,751

Intangible assets	12,769	8,526	6,193

Other assets	7,322	5,562	3,884

TOTAL ASSETS	$597,530	$472,924	$371,509

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest bearing demand	$85,491	$64,336	$54,093
Interest bearing demand	37,598	27,679	23,134
Savings	117,964	99,580	71,242
Certificates of deposit of $100 thousand or more	97,596	75,160	65,023
Certificates of deposit less than $100 thousand	152,888	117,728	95,411

Total deposits	491,536	384,483	308,903
Federal funds purchased and securities sold
under agreement to repurchase	12,403	11,722	11,224
Other borrowings	9,166	6,168	6,000
Other liabilities	4,674	2,618	3,094

Total liabilities	517,779	404,991	329,221

STOCKHOLDERS' EQUITY
Common stock - $.01 par value - 20,000,000 shares
authorized; 8,747,808 issued as of March 31,
2003; 7,579,104 issued as of December 31, 2002;
and 5,232,644 issued as of March 31, 2002	88	76	52
Paid-in surplus	77,398	65,723	42,331
Retained earnings (accumulated deficit)	1,875	1,539	(257)
Accumulated other comprehensive income	590	595	162
Deferred compensation on restricted stock	(200)	-	-

Total stockholders' equity	79,751	67,933	42,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$597,530	$472,924	$371,509

First Security Group, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)
	Three Months Ended
	March 31,
(In thousands except per share amounts)	2003	2002
INTEREST INCOME
Loans, including fees	$6,173	$5,329
Debt securities -taxable	409	435
Debt securities -non-taxable	95	11
Other	118	12

Total interest income	6,795	5,787

INTEREST EXPENSE
Interest bearing demand deposits	32	49
Savings deposits	383	320
Certificates of deposit of $100 thousand or more	639	644
Certificates of deposit of less than $100 thousand	916	909
Other	102	130

Total interest expense	2,072	2,052

NET INTEREST INCOME	4,723	3,735
Provision for loan losses	752	110

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,971	3,625

NONINTEREST INCOME
Service charges on deposit accounts	480	415
Mortgage loan fee income	460	291
Gain on securities	3	23
Other noninterest income	177	118

Total noninterest income	1,120	847

NONINTEREST EXPENSE
Salaries and employee benefits	2,614	1,845
Net occupancy	298	249
Equipment expense	321	226
Data processing fees	230	161
Amortization expense	61	-
Advertising expense	68	68
Supplies expense	108	65
Communications expense	95	74
Professional services	214	194
Postage expense	98	67
Other noninterest expense	497	220

Total noninterest expense	4,604	3,169

4

INCOME BEFORE INCOME TAX PROVISION	487	1,303
Income tax provision	151	497

NET INCOME	$336	$806

NET INCOME PER SHARE
BASIC	$0.04	$0.16
DILUTED	$0.04	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,599	5,010
DILUTED	7,679	5,092

First Security Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

					Accumulated	Deferred
	Common Stock				Other	Compensation on
			Paid-In	Retained	Comprehensive	Restricted
(In thousands)	Shares	Amount	Surplus	Earnings	Income	Stock	Total

Balance - December 31, 2002	7,579	$ 76	$ 65,723	$ 1,539	$ 595	$-	$ 67,933

Comprehensive income -
Net income (unaudited)				336			336
Change in net unrealized
gain on securities available
for sale, net of tax (unaudited)					(5)		(5)

Total comprehensive income
(unaudited)							331
Common stock issued (unaudited)	1,169	12	11,675			(200)	11,487

Balance – March 31, 2003
(unaudited)	8,748	$ 88	$ 77,398	$ 1,875	$590	$(200)	$ 79,751

First Security Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	March 31,

(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$336	$806
Provision for loan losses	752	110
Net amortization of securities	179	5
Amortization of intangibles	60	-
Depreciation	228	181
Gain on sale of available-for-sale securities	(3)	(23)
Changes in operating assets and liabilities -
Decrease (increase) in -
Interest receivable	295	24
Other assets	(1,061)	(426)
Increase (decrease) in -
Interest payable	(896)	(22)
Other liabilities	1,748	530

Net cash provided by operating activities	1,638	1,185

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	326	-
Activity in available-for-sale securities -
Sales	3,646	1,025
Maturities, prepayments, and calls	1,892	1,878
Purchases	(13,570)	(5,122)
Loan originations and principal collections, net	(16,110)	2,674
Additions to premises and equipment	(953)	(103)
Net cash acquired in transaction accounted for
under the purchase method of accounting	14,198	-

Net cash provided by (used by) investing activities	(10,571)	352

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,232	15,026
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	681	(10,304)
Proceeds from (repayments of) other borrowings	(2)	1,390
Proceeds from sale of common stock, net	-	2,279

Net cash provided by financing activities	33,911	8,391

NET INCREASE IN CASH AND
CASH EQUIVALENTS	24,978	9,928
CASH AND CASH EQUIVALENTS - beginning of period	44,473	17,899

CASH AND CASH EQUIVALENTS - end of period	$69,451	$27,827

7

Supplemental disclosures of noncash investing and
financing activities
Unrealized depreciation of securities,
net of deferred taxes of $(3) for 2003 and $(42) for 2002	$(5)	$(62)
Assets (noncash) acquired in business combination	$75,314	$-
Liabilities assumed in business combination	$78,025	$-
Issuance of common stock in business combination	$11,487	$-
Issuance of common stock pursuant to incentive plan	$200	$-
Supplemental schedule of cash flows
Interest paid	$2,968	$2,030

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any other period. The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002.

NOTE B – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month period ended March 31, 2003 and 2002, respectively, was as follows:

	Three Months Ended
	March 31,

(in thousands)	2003	2002

Net income	$336	$806
Unrealized gains - securities, net of tax	(5)	(62)

Comprehensive income, net of tax	$331	$744

NOTE C – EARNINGS PER SHARE

On November 19, 2002, we entered into an Agreement and Plan of Merger with Premier National Bank of Dalton in Dalton, Georgia. Dalton is located in Whitfield County, Georgia, and is the city location of FSG’s wholly owned subsidiary, Dalton Whitfield Bank. We agreed to exchange 0.425 common shares for each common stock share of Premier National Bank. This transaction closed on March 31, 2003 after receiving regulatory and shareholder approval, at which time Premier National Bank of Dalton was merged into Dalton Whitfield Bank. For this exchange transaction, 1,148,704 shares of stock were issued.

Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security's Form 10-K, which contains descriptions of First Security's Stock Option Plan (the "Plan"). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the three months ended March 31, 2003.

NOTE D – REGULATORY AND ACCOUNTING PRONOUNCEMENTS

In April 2002, FASB issued Statement No. 145, (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will not be used to classify those gains and losses. SFAS 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. Certain provisions of this statement became effective January 1, 2003, while others became effective for transactions occurring and financial statement issued after May 15, 2002. The effect of adoption of SFAS 145 did not have a material impact on the First Security’s results of operations or its financial position.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 on January 1, 2003 did not have a material effect on First Security's results of operations or its financial position.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on First Security’s results of operations or its financial position.

In April 2003, the FASB issued Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to Statement 133 Implementation Issues, and for hedging relationships designated after June 30, 2003. Except as noted in SFAS 149, all provisions of the statement should be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain SFAS 149 paragraphs, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing and new contracts entered into after June 30, 2003. The effect of adoption of SFAS 145 is not expected to have a material impact on First Security’s results of operations or its financial position.

NOTE  E – ACQUISITION

On March 31, 2003, First Security acquired 100% of the outstanding common shares of Premier National Bank of Dalton. Premier National Bank was an OCC chartered, FDIC insured, commercial bank in Dalton, Georgia, and, according to the merger agreement, Premier National Bank merged with and into Dalton Whitfield Bank, with Dalton Whitfield being the surviving bank. The acquisition of Premier National Bank gives First Security greater market share within the Whitfield County, Georgia, area and provides us with two additional branches within that market. The results of Premier National Bank’s operation, (now doing business as Dalton Whitfield Bank) will be included in the consolidated financial statements after the acquisition date.

The aggregate purchase price was $11,660 thousand, including common stock valued at $11,487 thousand, cash of less than $1 thousand (representing payments in lieu of fractional shares), and $173 thousand in acquisition costs, such as legal, accounting and investment banking fees. The value of the 1,148,704 shares issued was determined based on the estimated market price of First Security’s common shares before and after the terms of the acquisition were agreed to and announced. The transaction resulted in $3 million of goodwill and $1.3 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. First Security is in the process of finalizing its estimates and valuations with regard to assets acquired and liabilities assumed.

(In thousands)	(unaudited)
Cash and due from banks	$4,851
Federal funds sold and securities purchased
under agreements to resell	9,520

Cash and cash equivalents	14,371

Securities available for sale	8,929

Loans	57,714
Less: Allowance for loan losses	850

Net loans	56,864

Premises and equipment, net	4,224

Intangible assets	4,303

Other assets	994

Total assets acquired	89,685

Deposits	(73,821)

FHLB Advance	(3,000)

Other liabilities	(1,204)

Total liabilities assumed	(78,025)

Net assets acquired	$11,660

The following condensed income statements disclose the pro forma results of First Security as though the Premier National Bank acquisition had occurred at the beginning of 2002.

Pro Forma Condensed Statements of Income
(Unaudited)	Three Months Ended March 31, 2003
(In thousands except per share amounts)	First Security	1	Premier National	2	Pro Forma Adjustments	3	Pro Forma Combined

Interest income	$6,795		$837		$-		$7,632
Interest expense	2,072		312				2,384

Net interest income	4,723		525		-		5,248
Provision for loan losses	752		21				773

Net interest income after provision for
loan losses	3,971		504		-		4,475

Noninterest income	1,120		107				1,227
Noninterest expense	4,604		493		71		5,168

Income (loss) before provision
for income taxes	487		118		(71)		534
Income tax provision (benefit)	151		45		-		196

Net income (loss)	$336		$73		$(71)		$338

Net income per share
Basic and diluted	$0. 04						$0.04

Pro Forma Condensed Statements of Income
(Unaudited)	Three Months Ended March 31, 2002
(In thousands except per share amounts)	First Security	4	Premier National	5	Pro Forma Adjustments	6	Pro Forma Combined

Interest income	$5,787		$1,337		$-		$7,124
Interest expense	2,052		609				2,661

Net interest income	3,735		728		-		4,463
Provision for loan losses	110		43				153

Net interest income after provision for
loan losses	3,625		685		-		4,310

Noninterest income	847		129				976
Noninterest expense	3,169		694		103		3,966

Income (loss) before provision
for income taxes	1,303		120		(103)		1,320
Income tax provision (benefit)	497		41		-		538

Net income (loss)	$806		$79		$(103)		$782

Net income per share
Basic and diluted	$0.16						$0.13

1 The reported income results of First Security for the three months ended March 31, 2003 do not include any results of operation for Premier National Bank.

2 The estimated results of Premier National Bank from January 1, 2003 through March 31, 2003.

3 Pro forma adjustments include the following items: $70 thousand of additional amortization of core deposit intangibles, $1 thousand of additional depreciation on write up of fixed assets, and less than $1 thousand of tax benefit related to the additional fixed asset depreciation.

4 The reported results of First Security for the three months ended March 31, 2002.

5 The reported results of Premier National Bank for the three months ended March 31, 2002.

6 Pro forma adjustments include the following items: $102 thousand of amortization of core deposit intangibles, $1 thousand of additional depreciation on write up of fixed assets, and less than $1 thousand of tax benefit related to the additional fixed asset depreciation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "FSG," "we," "us," and "our" refer to First Security Group, Inc.

FIRST QUARTER 2003 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended March 31, 2003 and 2002. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

On November 19, 2002, we entered into an Agreement and Plan of Share Exchange among First Security, Dalton Whitfield Bank, and Premier National Bank of Dalton. We completed the acquisition effective March 31, 2003. The Plan of Merger provided that Premier National Bank merge with and into Dalton Whitfield Bank. Premier National Bank shareholders received 0.425 shares of First Security common stock in the merger in exchange for each share of Premier National Bank common stock they owned. As of December 31, 2002, Premier National Bank had consolidated assets of approximately $84.7 million, consolidated deposits of approximately $73.4 million, and consolidated shareholders’ equity of approximately $7.1million. The results of operations of Premier National Bank (which was merged into and with Dalton Whitfield Bank) will be included in First Security’s results beginning April 1, 2003; the balance sheet of Premier National Bank was included with First Security’s balance sheet effective March 31, 2003, the acquisition date.

On March 31, 2003, Dalton Whitfield Bank, Frontier Bank and First State Bank filed applications with the Office of the Comptroller of the Currency to convert from state charted banks to national banks. On May 7, 2003, the OCC approved the conversion applications, and the Banks expect to complete the conversions during the second quarter of 2003. After the conversions, each of the Banks will be known as “FSGBank, N.A.”.

On April 23, 2003, First Security’s board of directors approved a 12 for 10 stock split in the form of a 20% stock dividend to be distributed on June 16, 2003 to shareholders of record on June 2, 2003. While the outstanding shares and per share information included in this report for the quarter ended March 31, 2003 do not reflect the stock dividend, such information will be reflected in First Security’s report for the quarter ending June 30, 2003.

OVERVIEW

As of March 31, 2003, First Security had total consolidated assets of $597.5 million, total loans of $422.2 million, total deposits of $491.5 million and stockholders' equity of $79.8 million. Our net income was $336 thousand for the three months ended March 31, 2003.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2003, was $336 thousand, or $.04 per share (basic and diluted), compared to a net income of $806 thousand, or $.16 per share (basic and diluted), in the same period of 2002. While net interest income and noninterest income increased by $1.3 million, collectively, noninterest expense, including provision for loan losses, increased by $2.1 million. Expense increases outpaced income increases as a result of the additional costs associated with our branching efforts and the provision for inherent risks in the loan portfolio.

Return on average assets (annualized) for the three months ended March 31, 2003 and 2002 was 0.28% and 0.9%, respectively. Return on average equity (annualized) for the three months ended March 31, 2003 and 2002 was 2.0% and 8.0%, respectively.

Net Interest Income

Net interest income increased by $988 thousand or 26% to $4.7 million for the first quarter of 2003 compared to the same period a year ago. There are two factors that influence net interest income: (1) volume of earning assets, and (2) rate of net interest margin on those earning assets.

Quarter-to-date average earning assets increased by $116 million or 35% to $448.1 million compared to average earning assets for the same period in 2002. On a year-to-date basis, our earning assets increased due to (i) the deposit gathering activities of our Banks – deposits raised were used to fund or acquire earning assets, (ii) the acquisition of First State Bank – which had approximately $48 million in earning assets on the acquisition date, July 20, 2002, (iii) the non-underwritten private placement of First Security’s common stock – the proceeds from which were used to fund or acquire earning assets, and (iv) the acquisition of Premier National Bank – which had approximately $76.2 million in earning assets on the acquisition date, March 31, 2003. These additional earning assets have enabled First Security to earn more interest income.

The other factors influencing net interest income are the yield on earning assets and the cost of funding liabilities. Changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. On a fully tax equivalent basis, our net interest margin was 21 basis points lower in the first quarter of 2003 compared to the same period in 2002

For the first quarter of 2003, 77% of average earning assets were funded with interest bearing liabilities, compared to 81% for the same period in 2002. This decrease in reliance on interest bearing funding contributed to improving our net interest income Our net interest margin decreased from period to period because our weighted average yield on interest earning assets decreased at a faster pace than our weighted average rate on interest bearing liabilities. The interest rate decreases in 2002 resulted from the Federal Reserve's initiative during the prior two years to stimulate economic growth in the weakening U.S. economy. The Federal Reserve has not increased or decreased interest rates during 2003. As a result of the rate decreases in prior years and as assets and liabilities continue to mature and reprice, we believe that the average rate earned on assets and our average rate paid on liabilities may decrease slightly over the next several months barring a Federal Reserve interest rate increase.

The interest rate earned on loans for the three months ended March 31, 2003 decreased 36 basis points compared to the same period in 2002. The decrease is attributable to the decreases in the prime lending rate, which were effected by the Federal Reserve rate cut initiative and the subsequent repricing of loans at lower rates. The yields on investment securities and other earning assets also decreased over the same periods. The overall yield on earning assets decreased 84 basis points in the first quarter of 2003 compared to the same period in 2002. The decrease in yield on earning assets exceeded the decrease in the yield on loans due to the change in our mix of average earning assets. Average loans, which are our highest yielding earning assets, comprised 79% of earning assets in the first quarter of 2003, compared to 87% in the same period of the prior year. The percentage of loans decreased due to our increase in liquid earning assets. Liquid earning assets include unpledged investment securities and federal funds sold. These liquid earning assets increased for three reasons: (i) we felt that our liquidity position was low in the first quarter of 2002, (ii) a percentage of the proceeds from our private placement stock offering are held in federal funds sold pending further investment into our subsidiary banks, and (iii) we acquired First State Bank which had a liquidity ratio of greater than 50% (we currently have an initiative to grow First State Bank’s asset base in Knox and Jefferson Counties, Tennessee, and thus increase the size of its loan portfolio and enhance the net interest margin).

For the first quarter of 2003, the cost of interest bearing liabilities decreased by 68 basis points from the same period in 2002. As a result, net interest spread for the first quarter of 2003 decreased 16 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and the Banks' needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2003 and 2002.

Average Consolidated Balance Sheets and Net Interest Analysis
For the three months ended March 31
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans, net of unearned income	$354,889	$6,175	7.06%	$291,271	$5,329	7.42%
Investment securities	56,525	584	4.19%	37,955	446	4.77%
Other earning assets	36,713	118	1.30%	3,347	12	1.45%

Total earning assets	448,127	6,877	6.22%	332,573	5,787	7.06%

Allowance for loan losses	(5,401)			(3,882)
Intangible assets	8,510			6,192
Cash & due from banks	13,546			11,094
Premises & equipment	13,603			9,823
Other assets	4,451			3,271

TOTAL ASSETS	$482,836			$359,071

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$27,573	32	0.47%	$23,273	49	0.85%
Money market accounts	81,640	342	1.70%	54,745	290	2.15%
Savings deposits	18,170	41	0.92%	9,358	30	1.30%
Time deposits < $100	122,952	916	3.02%	96,404	909	3.82%
Time deposits > $100	78,391	639	3.31%	63,433	644	4.12%
Federal funds purchased	-	-	0.00%	5,517	26	1.91%
Repurchase agreements	12,348	34	1.12%	10,445	45	1.75%
Other borrowings	6,167	68	4.47%	5,184	58	4.54%

Total interest bearing liabilities	347,241	2,072	2.42%	268,359	2,051	3.10%

Net interest spread		$4,805	3.80%		$3,736	3.96%

Noninterest bearing demand deposits	64,478			47,880
Accrued expenses and other liabilities	2,457			2,772
Stockholders' equity	68,028			39,748
Unrealized gain on securities	632			312
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$482,836			$359,071

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.55%			0.60%

Net yield on earning assets*			4.35%			4.56%

*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the three month period ended March 31, 2002 to the three month period ended March 31, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended March 31
(all dollar amounts in thousands)

	2003 Compared to 2002
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:

	Volume	Rate	Total

Percent change net interest income
Loans, net of unearned income	$1,107	$(261)	$846
Investment securities	192	(54)	138
Other earning assets	107	(1)	106

Total earning assets	1,406	(316)	1,090

Interest bearing liabilities:
NOW accounts	5	(22)	(17)
Money market accounts	113	(61)	52
Savings deposits	20	(9)	11
Time deposits < $100	198	(191)	7
Time deposits > $100	122	(127)	(5)
Federal funds purchased	(26)	-	(26)
Repurchase agreements	5	(16)	(11)
Other borrowings	11	(1)	10

Total interest bearing liabilities	448	(427)	21

Increase in net interest income	$958	$111	$1,069

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended March 31, 2003 was $752 thousand compared to $110 thousand in the same period of 2002. Net charge-offs for the first quarter of 2003 were $195 thousand compared to net recoveries of $2 thousand for the same period in 2002.

The provision expense for 2003 increased from the amount in 2002 due to our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth, the level of past due, classified, and nonperforming loans, as well as general economic weakness. From December 31, 2002 to March 31, 2003, the loan portfolio increased by $73.6 million, of which $16.6 million was natural growth within existing markets and $57 million was purchased through the Premier National Bank acquisition.

We anticipate that during the remainder of 2003 our provision expense for loan losses may increase because we intend to increase the size of our loan portfolio.

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

°  our Banks' loan loss experience;
°  the amount of past due and nonperforming loans;
°  specific known risks;
°  the status and amount of past due and nonperforming assets;
°  underlying estimated values of collateral securing loans;
°  current and anticipated economic conditions; and
°  other factors which management believes affects the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our Banks and presented to the respective boards of directors on a regular basis. In addition, our Chief Loan Review Officer performs a regular review of the quality of the loan portfolio and adequacy of the allowance.

The Banks' allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

As of March 31, 2003, Frontier Bank's allowance for loan losses was $3.1 million or 1.62% of its outstanding loans. Frontier Bank's peer group, as defined by the Federal Financial Institutions Examination Council's December 31, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with three or more banking offices located in a metropolitan area. This peer group, which includes 827 banks, had a ratio of the allowance for loan losses divided by total loans of 1.26% as of December 31, 2002, or 36 basis points less than Frontier Bank. Upon attaining the charter for Frontier Bank in 2000, the Tennessee Department of Financial Institutions imposed a three-year charter condition that "at all times during the first three (3) years of operation, the Bank shall maintain a minimum allowance for loan losses ratio of 1.25 percent of total loans." We do not believe that this requirement inflated our allowance as of March 31, 2003, because the required allowance based on our methodology and assessment was greater than the charter condition of 1.25%.

As of March 31, 2003, Dalton Whitfield Bank's allowance for loan losses was $2.9 million, or 1.56% of its loans outstanding. Dalton Whitfield Bank's peer group, as defined by the Federal Financial Institutions Examination Council's December 31, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with three or more banking offices located in a non-metropolitan area. This peer group, which includes 912 banks, had a ratio of the allowance for loan losses divided by total loans of 1.34% as of December 31, 2002, or 22 basis points less than Dalton Whitfield Bank. Using our methodology, which incorporates the aforementioned factors, we believe that Dalton Whitfield Bank's allowance for loan losses was adequate as of March 31, 2003.

As of March 31, 2003, First State Bank's allowance for loan losses was $520 thousand, or 1.25% of its loans outstanding. First State Bank's peer group, as defined by the Federal Financial Institutions Examination Council's December 31, 2002 Uniform Bank Performance Report, includes all insured commercial banks between $25 million and $50 million average assets with one banking office located in a metropolitan area. This peer group, which includes 522 banks, had a ratio of the allowance for loan losses divided by total loans of 1.31% as of December 31, 2002, or 6 basis points more than First State Bank. Using our methodology, which incorporates the aforementioned factors, we believe that First State Bank's allowance for loan losses was adequate as of March 31, 2003.

Noninterest Income

Noninterest income totaled $1,120 thousand for the first quarter of this year, an increase of $273 thousand, or 32%, from the same period in 2002. Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $480 thousand for the first quarter of 2003, which was $65 thousand, or 15.7%, more than the corresponding quarter in 2002. Deposit related income increased as we gained deposits and acquired First State Bank, and we believe that this source of income will continue to be boosted by further deposit growth and our acquisition of Premier National Bank. Mortgage loan fees increased by $169 thousand, or 58%, to $460 thousand for the first quarter of 2003 from the prior year. In the first quarter of 2003, rates for fixed rate residential 15-and 30-year loan products fell to levels that were lower that those in the fourth quarter of 2002, and as a result, the mortgage refinancing activity increased. We believe that mortgage loan fees will remain near first quarter 2003 levels for the second quarter of the year; however, based on current economic uncertainty, mortgage fees may decrease during the second half of 2003.

Noninterest Expense

Noninterest expense for the first quarter totaled $4.6 million, which was an increase of $1,435 thousand, or 45% over the first quarter of 2002. First Security's overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses, and income tax expenses, as a percentage of net interest income and noninterest income) increased from 69% in the first quarter of 2002 to 78% for the same period in 2003. This reflects our growth from the first quarter of 2002 to the same period in 2003 as described in "Net Interest Income" and "Noninterest Income."

Compared to the first quarter of 2002, salaries and benefits for the first quarter of 2003 increased $769 thousand or 41% to $2.6 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings and our acquisition of First State Bank in June 2002. As of
March 31, 2002, we had 12 full service branches and one loan production offices and a total of 138 full time equivalent employees. As of March 31, 2003, we employed 228 full time equivalent employees and operated 19 full service branches and 3 loan production offices. We believe that salaries and benefits will increase for the remainder of 2003 as a result of our anticipated branching efforts and acquisition of Premier National Bank.

The following expense categories, except advertising, are higher in the first quarter 2003 versus the same period in the prior year as a result of our branching activities and acquisition of First State Bank. Occupancy expenses increased $49 thousand, or 20%, to $298 thousand. Furniture, fixtures and equipment expenses increased $95 thousand, or 42%, to $321 thousand. Data processing costs increased $69 thousand, or 43%, to $230 thousand. Supplies, communications, and postage expenses increased in aggregate by $95 thousand, or 46%, to $301 thousand. Advertising expense was $68 thousand for the first quarter ended March 31, 2003 and March 31, 2002.

Professional fees increased $20 thousand or 10% to $214 thousand from first quarter 2002 to first quarter 2003. These fees related to outsourcing of internal audit , loan review , information technology audit, and compliance to Professional Bank Services, as well as external audit and tax services and legal and accounting advice. Additionally, we engaged Ernst & Young LLP (Global Employment Solutions/Human Resource Services Division in Atlanta, Georgia), an independent consultant, to assist in implementing our compensation strategies.

The $61 thousand of amortization expense resulted from the core deposit intangible asset created by the acquisition of First State Bank. The core deposit intangible and goodwill created by this acquisition were $1 million and $1.4 million, respectively. The estimated useful life of the core deposit intangible asset is 10 years. First Security Group’s adoption of SFAS 142, eliminated the requirement that companies amortize goodwill, rather the carrying value is written down if it becomes impaired. Amortization expense will increase during the remainder of 2003 as a result of the acquisition of Premier National Bank. The core deposit intangible and goodwill created by the acquisition were $1.3 million and $3 million respectively.

STATEMENT OF FINANCIAL CONDITION

First Security's total assets at March 31, 2003 and 2002, were $597.5 million and $371.5 million, respectively, and $472.9 million at December 31, 2002. Average assets for the first quarter of 2003 were $482.8 million versus $359 million for the same period a year earlier, an increase of 35%. Of the $124.8 million increase in total assets in the first three months of 2003, approximately $89.7 million resulted from our acquisition of Premier National Bank and approximately $35.1 million was from growth in deposits. First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

Average loans of $354.9 million represented 79% of our average earning assets during the first quarter of 2003. From December 31, 2002, gross loans increased $73.6 million to $422.2 million at March 31, 2003. The increase in gross loans was comprised of $16.7 million in natural growth and $56.9 million through the Premier National Bank of Dalton acquisition. Comparing the first quarter end of 2003 to 2002, gross loans increased $133.8, or 46%. The quarter to quarter growth is not only attributable to the Premier National Bank acquisition and the First State Bank acquisition, but also to the ties of our bankers to the local communities in which they work. We believe that general loan demand will remain strong during 2003. Funding of future loan growth will be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth will be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

The allowance for loan losses was $6.7 million or 1.60% of outstanding loans at March 31, 2003 and $5.3 million or 1.54% of outstanding loans at December 31, 2002. The allowance for loan losses was 310.79% of nonperforming loans (defined as loans 90 days or more past due and nonaccrual loans) at March 31, 2003 and 709.26% of nonperforming loans at December 31, 2002. For the first three months of 2003, net charge-offs arising from loans secured by real estate totaled zero, commercial loans totaled $16 thousand, and consumer loans totaled $185 thousand. See "Provision for Loan Losses." We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

Allocation for Allowance for Loan Losses
As of March 31, 2003 and 2002
(in thousands)

	2003		2002
Loan Categories	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans

Commercial	$3,035	24.9%	$1,597	32.9%
Real estate-construction	332	8.5%	216	7.0%
Real estate-mortgage	2,348	50.4%	997	38.8%
Consumer	801	16.2%	568	21.3%
Charter condition or unallocated	253	-%	559	-%

Total	$6,769	100.0%	$3,937	100.0%

Nonperforming Assets

Nonaccrual loans were $1.7 million at March 31, 2003, $667 thousand at December 31, 2002 and $1.1 million at March 31, 2002. The nonaccrual loans in March 2003 included $389 thousand secured by real estate, $596 thousand of commercial loans and $716 thousand of consumer loans. The ratio of nonaccrual loans to total loans was 0.40% at March 31, 2003 and 0.19% at December 31, 2002. At March 31, 2003, we owned other real estate in the amount of $73 thousand.

Loans past due 90 days and still accruing were $477 thousand at March 31, 2003, compared to $89 thousand at December 31, 2002. Of these past due loans at March 31, 2003, $174 thousand were secured by real estate, $206 thousand were commercial loans and $97 thousand were consumer loans.

At March 31, 2003, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.52% of total outstanding loans, which is 23 basis points less than the average of our subsidiaries’ peer groups, or 0.75%. Although our nonperforming asset ratio remains below our peer group, our nonperforming loans increased, and, as a result, our Chief Loan Review Officer and Chief Credit Administration Officer are implementing new procedures for enhanced monitoring of problem loans, as well as early detection, prevention and corrective action plans.

Investment Securities and Other Earning Assets

Securities totaled $71.2 million at March 31, 2003, $54.4 million at December 31, 2002, and $39.4 million at March 31, 2002. From first quarter end 2002 to first quarter end 2003, the growth in the securities portfolio occurred as a result of our efforts to improve our liquidity, as well as the acquisition of First State Bank and Premier National Bank At March 31, 2003, the securities portfolio had unrealized net gains of approximately $1,132 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. The following table provides the amortized cost of our investment securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the approximate tax equivalent yields for each maturity range.

(in thousands)	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years

Municipal	$1,768	$7,006	$7,132	$2,785
Agency	5,749	36,513	6,526	2,611

Total	$7,517	$43,519	$13,658	$5,396

Tax Equivalent Yield	3.7%	4.1%	4.5%	5.4%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Pledged securities as of March 31, 2003 totaled $22.7 million. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of March 31, 2003, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders equity. As of the first quarter ended 2003, the amortized cost and market value of the securities from each such issuer are as follows:

(in thousands)	Amortized Cost	Market Value
Fannie Mae	$21,614	$21,969
FHLMC*	$18,465	$18,721
FHLB**	$9,390	$9,753

* Federal Home Loan Mortgage Corporation
** Federal Home Loan Bank

The following table presents the amortized cost of the investments for the dates presented in the consolidated balance sheets.

(in thousands)	March 31, 2003	December 31, 2002	March 31, 2002

Federal agencies	$51,399	$40,811	$37,231
Municipal	18,691	12,728	1,919

Total	$70,090	$53,539	$39,150

Federal funds sold increased to $46.8 million at March 31, 2003 from $30 million at December 31, 2002. The increase resulted in part from our acquisition of Premier National Bank, which held federal funds sold of $9.5 million on March 31, 2003. We plan to invest a portion of these federal funds into liquid investment securities and loans to improve our yield on these earning assets.

Deposits and Other Borrowings

Total deposits increased 59% from March 31, 2002 to March 31, 2003, and 28% from December 31, 2002 to March 31, 2003. For the first three months of 2003, our branching activities yielded deposit growth of approximately $33.2 million and Premier National Bank provided approximately $73.8 million in new deposits. We anticipate that our deposits will increase as a result of future branching activities.

With the purchase of Premier National Bank, First Security acquired a Federal Home Loan Bank advance in the amount of $3 million (see "Liquidity"). The following table details the maturities and rates of the term debt.

Date	Type	Principal	Term	Rate	Maturity

12/28/2001	Fixed Rate Advance	$ 3,000,000	24 months	3.60%	12/28/03
1/8/2002	Fixed Rate Advance	500,000	24 months	3.73%	1/8/04
1/8/2002	Fixed Rate Advance	500,000	36 months	4.48%	1/8/05
1/8/2002	Fixed Rate Advance	500,000	48 months	5.04%	1/8/06
1/10/2002	Fixed Rate Advance	500,000	24 months	3.65%	1/10/04
1/10/2002	Fixed Rate Advance	500,000	36 months	4.45%	1/10/05
1/10/2002	Fixed Rate Advance	500,000	48 months	5.00%	1/10/06
1/15/2002	Fixed Rate Advance	500,000	24 months	3.50%	1/15/04
1/15/2002	Fixed Rate Advance	500,000	36 months	4.22%	1/15/05
1/15/2002	Fixed Rate Advance	500,000	48 months	4.77%	1/15/06
1/17/2002	Fixed Rate Advance	500,000	24 months	3.63%	1/17/04
1/17/2002	Fixed Rate Advance	500,000	36 months	4.35%	1/17/05
1/17/2002	Fixed Rate Advance	500,000	48 months	4.88%	1/17/06

		$ 9,000,000

Composite rate	4.07%
Composite 24 month rate	3.61%
Composite 36 month rate	4.38%
Composite 48 month rate	4.92%

Liquidity

Liquidity refers to First Security’s ability to adjust its future cash flows to meet the needs of our daily operation. First Security relies primarily on management service fees from its Banks to fund our daily operations liquidity needs. Additionally, in connection with our 2002 private placement stock offering, we retained a portion of the proceeds of the offering as working capital and a portion of the proceeds for future investment into our subsidiaries. First Security’s cash balance, which totaled approximately $11.4 million as of March 31, 2003, is available for funding activities for which our Banks would not receive direct benefit, such as acquisition due diligence, shareholder relations, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into one or all of our subsidiaries or use them in an acquisition in order to support continued growth.

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

At March 31, 2003, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 25.6% (excluding anticipated loan repayments). As of December 31, 2002 and March 31, 2002, the liquidity ratios were 23.1% and 16.8% respectively. Our liquidity ratio improved due to the following reasons: (i) our acquisitions of First State Bank and Premier National Bank, each of which had liquidity ratios greater than First Security’s, (ii) we raised funds through our 2002 private placement stock offering, (iii) Frontier Bank borrowed term funds from the Federal Home Loan Bank, (iv) we sold loan participations, and (v) we increased our deposits. Frontier Bank could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. Dalton Whitfield Bank assumed a $3 million FHLB advance with the Premier National Bank merger. This advance is pledged with investment securities, as opposed to loans. First State Bank is a member of the Federal Home Loan Bank of Cincinnati; however, it does not currently have any FHLB borrowings.

Cumulatively, our Banks also had unsecured federal funds lines in the aggregate amount of $35.5 million at March 31, 2003, under which they could borrow funds to meet short-term liquidity needs. Subsequent to quarter end, we received an additional $3.3 million unsecured federal funds line. Another source of funding that we have used and may continue to use is loan participations sold (in which we retain the service rights) to other commercial banks. As of March 31, 2003, we had $30.5 million in loan participations sold. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of March 31, 2003, we had no borrowings against our investment securities, except for repurchase agreements attained in the ordinary course of business and the $3 million advance assumed with the Premier National Bank acquisition. To date, First Security has not used brokered deposits or Internet deposits as a source of funding; however, we assumed $4.2 million in brokered deposits with our acquisition of Premier National Bank. Our certificates of deposit greater than $100 thousand were gathered in our Banks’ communities. Management believes that First Security’s liquidity sources are adequate to meet our Banks’ operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. As of March 31, 2003, certificates of deposit totaled $250.5 million. The scheduled maturities of certificates of deposit are as follows:

(Dollars amounts in thousands)	Less than 1 year	1 to 3 years	Over 3 years	Total
Certificates of Deposit	$169,011	$70,745	$10,728	$250,484

At March 31, 2003, other borrowings included $9 million in FHLB advances (see Management’s Discussion and Analysis of Financial Condition and Results of Operation Deposits and Other Borrowings). Unfunded loan commitments and stand by letters of credit totaled $88.2 million and $3 million, respectively, at March 31, 2003. The following table illustrates our lease obligations, which included property and equipment leases, as of March 31, 2003.

(Dollars amounts in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Lease Obligations	$595	$834	$742	$654	$2,825

Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $1.6 million for the three months ended March 31, 2003. Cash provided by operations was available to increase earning assets.

Capital Resources

We continue to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards call for a minimum total capital of 10% of risk-adjusted assets, including 6% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 5%. Frontier Bank has a regulatory chartering condition requiring leverage ratios to not fall below 8% for the first three years of its operations. First Security, Dalton Whitfield Bank, Frontier Bank, and First State Bank all maintain capital levels exceeding the minimum levels required by the Frontier Bank’s chartering condition, in addition to exceeding those capital requirements for “Well Capitalized” banks and bank holding companies under applicable regulatory guidelines.

March 31, 2003	Well Capitalized	Adequately Capitalized	First Security	Dalton Whitfield Bank	Frontier Bank	First State Bank

Tier I capital to risk adjusted assets	6.0%	4.0%	15.0%	11.2%	10.9%	25.4%
Total capital to risk adjusted assets	10.0%	8.0%	16.2%	13.2%	12.2%	26.7%
Leverage ratio	5.0%	4.0%	14.0%	13.2%	9.2%	16.5%

December 31, 2002	Well Capitalized	Adequately Capitalized	First Security	Dalton Whitfield Bank	Frontier Bank	First State Bank

Tier I capital to risk adjusted assets	6.0%	4.0%	16.4%	11.1%	11.0%	37.0%
Total capital to risk adjusted assets	10.0%	8.0%	17.6%	12.3%	12.3%	38.2%
Leverage ratio	5.0%	4.0%	12.6%	8.3%	9.2%	19.9%

March 31, 2002	Well Capitalized	Adequately Capitalized	First Security	Dalton Whitfield Bank	Frontier Bank	First State Bank

Tier I capital to risk adjusted assets	6.0%	4.0%	11.9%	10.7%	10.2%	23.7%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	12.0%	11.5%	25.0%
Leverage ratio	5.0%	4.0%	10.2%	9.1%	8.8%	12.7%

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

EFFECTS OF INFLATION

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In 2000, the Federal Reserve increased interest rates three times for a total of 100 basis points in an attempt to control inflation. However, the Federal Reserve reduced interest rates on 11 occasions for a total of 475 basis points in 2001 in an effort to stimulate economic growth. On November 6, 2002, the Federal Reserve decreased interest rates by 50 basis points in order to further stimulate economic growth. This was the only time the Federal Reserve adjusted interest rates in 2002. No rate adjustment was made by the Federal Reserve during the first quarter of 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, with respect to First Security, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. First Security does not maintain a trading portfolio or deal in international instruments, and therefore First Security is not exposed to risk inherent to trading activities and foreign currency.

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

First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at quarter-end, an exposure to falling rates and a benefit from rising rates. More specifically, for the quarter ended March 31, 2003 the model forecasts a decline in net interest income of $686 thousand or 14.5%, as a result of a 200 basis point decline in rates. The model also predicts a $618 thousand increase in net interest income, or 13.1%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of March 31, 2003. Numbers are based on a static balance sheet, and the chart assumes paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of March 31, 2003
(in thousands)

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$4,037	$4,723	$5,341
Dollar change net interest income	(686)	-	618
Percent change net interest income	-14.52%	0.00%	13.08%

The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestment of paydowns and maturities of loans, investments and deposits, among others. In addition, there are no assumptions for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

Effective as of March 17, 2003, First Security issued 20,000 shares of its common stock as restricted stock awards. An award of 5,000 shares was issued to four of First Security’s nonemployee directors. The awards were issued under First Security’s 2002 Long-Term Incentive Plan to persons eligible to receive such awards under that Plan. While not technically a sale, the issuance of the shares is exempt from registration pursuant to both Sections 4(2) and 4(6) of the Securities Act as a private offering to accredited investors.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

EXHIBIT NUMBER    DESCRIPTION

99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended March 31, 2003.

Current Report on Form 8-K dated and filed January 10, 2003, Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 14, 2003	/s/ Rodger B. Holley

Rodger B. Holley
Chairman, Chief Executive Officer & President

May 14, 2003	/s/ William L. Lusk, Jr.

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

4.             The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Rodger B. Holley

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

4.             The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ William L. Lusk, Jr.

William L. Lusk, Jr. Chief Financial Officer

