Form 10-Q
period 2003-06-30
FIRST SECURITY GROUP INC/TN
filed 2003-08-14
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value:
10,497,404 shares outstanding and issued as of August 4, 2003

First Security Group, Inc. and Subsidiaries
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
First Security Group, Inc. and Subsidiaries
Consolidated Balance Sheets	June 30,	December 31,	June 30,
	2003	2002	2002
	(unaudited)		(unaudited)

	(in thousands)
ASSETS
Cash and due from banks	$21,641	$14,429	$11,953
Federal funds sold and securities purchased
under agreements to resell	43,222	30,044	18,740

Cash and cash equivalents	64,863	44,473	30,693

Interest-bearing deposits in banks	3,664	3,706	8,250

Securities available for sale	71,985	54,442	42,589

Loans	436,174	348,582	296,215
Less: Allowance for loan losses	6,415	5,362	3,944

	429,759	343,220	292,271

Premises and equipment, net	18,976	12,995	10,000

Intangible assets	12,601	8,526	6,193

Other assets	9,817	5,562	7,401

TOTAL ASSETS	$611,665	$472,924	$397,397

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest bearing demand	$88,021	$64,336	$54,792
Interest bearing demand	38,762	27,679	21,600
Savings	116,865	99,580	76,069
Certificates of deposit of $100 thousand or more	105,092	75,160	62,551
Certificates of deposit less than $100 thousand	155,645	117,728	98,210

Total deposits	504,385	384,483	313,222
Federal funds purchased and securities sold
under agreement to repurchase	12,211	11,722	11,767
Other borrowings	9,164	6,168	6,000
Other liabilities	5,289	2,618	3,203

Total liabilities	531,049	404,991	334,192

STOCKHOLDERS' EQUITY
Common stock - $.01 par value - 20,000,000 shares
authorized; 10,497,404 issued as of June 30,
2003; 9,094,915 issued as of December 31, 2002;
and 8,673,907 issued as of June 30, 2002	88	76	72
Paid-in surplus	77,397	65,723	62, 220
Retained earnings	2,446	1,539	522
Accumulated other comprehensive income	818	595	391
Deferred compensation on restricted stock	(133)	-	-

Total stockholders' equity	80,616	67,933	63,205

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$611,665	$472,924	$397,397

First Security Group, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share amounts)	2003	2002	2003	2002
INTEREST INCOME
Loans, including fees	$7,379	$5,455	$13,553	$10,784
Debt securities -taxable	428	447	837	882
Debt securities -non-taxable	126	29	221	40
Other	158	93	278	105

Total interest income	8,091	6,024	14,889	11,811

INTEREST EXPENSE
Interest bearing demand deposits	32	64	65	113
Savings deposits	378	368	762	688
Certificates of deposit of $100 thousand or more	780	593	1,418	1,237
Certificates of deposit of less than $100 thousand	1,172	837	2,086	1,746
Other	130	108	231	238

Total interest expense	2,492	1,970	4,562	4,022

NET INTEREST INCOME	5,599	4,054	10,327	7,789
Provision for loan losses	381	139	1,133	249

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	5,218	3,915	9,194	7,540

NONINTEREST INCOME
Service charges on deposit accounts	585	472	1,051	887
Mortgage loan fee income	602	257	1,062	548
Gain on securities	24	52	27	75
Other noninterest income	195	122	382	240

Total noninterest income	1,406	903	2,522	1,750

NONINTEREST EXPENSE
Salaries and employee benefits	3,118	1,945	5,730	3,790
Net occupancy	365	254	663	503
Equipment expense	422	253	744	479
Data processing fees	273	174	503	335
Amortization expense - CDI	162	-	222	-
Advertising expense	69	72	137	140
Supplies expense	138	90	246	155
Communications expense	106	63	199	137
Professional services	297	287	511	481
Postage expense	123	69	222	136
Other noninterest expense	570	358	1,070	578

Total noninterest expense	5,643	3,565	10,247	6,734

4

INCOME BEFORE INCOME TAX PROVISION	981	1,253	1,469	2,556
Income tax provision	410	474	562	971

NET INCOME	$571	$779	$907	$1,585

NET INCOME PER SHARE
BASIC	$0.05	$0.11	$0.09	$0.24
DILUTED	$0.05	$0.11	$0.09	$0.24
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	10,497	7,170	9,812	6,594
DILUTED	10,591	7,268	9,907	6,692

First Security Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

					Accumulated
					Other	Deferred
	Common Stock		Paid-In	Retained	Comprehensive	Compensation on
(in thousands)	Shares	Amount	Surplus	Earnings	Income	Restricted Stock	Total

Balance - December 31, 2002	9,095	$76	$65,723	$1,539	$595	$-	$67,933

Comprehensive income -
Net income (unaudited)				907			907
Change in net unrealized
gain on securities available
for sale, net of tax (unaudited)					223		223

Total comprehensive income (unaudited)							1,130
Common stock issued (unaudited)	1,402	12	11,674			(133)	11,553

Balance – June 30, 2003 (unaudited)	10,497	$88	$77,397	$2,446	$818	$(133)	$80,616

First Security Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
	Six Months Ended
	June 30,

(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$907	$1,585
Provision for loan losses	1,133	249
Net amortization of securities	498	15
Amortization of intangibles	222	-
Amortization of deferred stock compensation	67	-
Depreciation	486	364
Gain on sale of available-for-sale securities	(27)	(75)
Changes in operating assets and liabilities -
Decrease (increase) in -
Interest receivable	129	45
Other assets	(3,497)	(4,115)
Increase (decrease) in -
Interest payable	320	445
Other liabilities	1,146	172

Net cash provided (used) by operating activities	1,384	(1,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	42	(8,250)
Activity in available-for-sale securities -
Sales	15,676	6,045
Maturities, prepayments, and calls	12,211	5,053
Purchases	(36,636)	(16,065)
Loan originations and principal collections, net	(30,808)	(5,301)
Additions to premises and equipment	(2,243)	(535)
Net cash acquired in transaction accounted for
under the purchase method of accounting	14,198	-

Net cash used by investing activities	(27,560)	(19,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	46,081	19,345
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	489	(9,761)
Proceeds from (repayments of) other borrowings	(4)	1,390
Proceeds from sale of common stock, net	-	22,188

Net cash provided by financing activities	46,566	33,162

NET INCREASE IN CASH AND
CASH EQUIVALENTS	20,390	12,794
CASH AND CASH EQUIVALENTS - beginning of period	44,473	17,899

CASH AND CASH EQUIVALENTS - end of period	$64,863	$30,693

Supplemental disclosures of noncash investing and
financing activities
Unrealized appreciation of securities, net of deferred taxes
of $113 for 2003 and $109 for 2002	$223	$167
Assets (noncash) acquired in business combination	$75,314	$-
Liabilities assumed in business combination	$78,025	$-
Issuance of common stock in business combination	$11,487	$-
Issuance of common stock pursuant to incentive plan	$200	$-
Supplemental schedule of cash flows
Interest paid	$4,242	$4,467
Income taxes paid	$450	$951

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period. The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002.

On April 23, 2003, First Security’s board of directors approved a 12 for 10 stock split to be distributed on June 16, 2003 to shareholders of record on June 2, 2003. As a result of the split, the par value has been adjusted from $0.01 to $0.0083 per share; however, we have rounded the par value to $0.01 per share for presentation purposes. All share data has been retroactively adjusted for the 12 for 10 stock split, unless expressly noted otherwise.

NOTE B – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2003	2002	2003	2002

Net income	$571	$779	$907	$1,585
Unrealized gains - securities, net of tax	228	229	223	167
Comprehensive income, net of tax	$799	$1,008	$1,130	$1,752

NOTE C – EARNINGS PER SHARE

On November 19, 2002, we entered into an Agreement and Plan of Merger with Premier National Bank of Dalton in Dalton, Georgia. Dalton is located in Whitfield County, Georgia, and is the city location of FSG’s wholly owned subsidiary, FSGBank, National Association (Dalton, Georgia), formerly known as Dalton Whitfield Bank. We agreed to exchange 0.425 common shares for each common stock share of Premier National Bank. This transaction closed on March 31, 2003 after receiving regulatory and shareholder approval, at which time Premier National Bank of Dalton was merged into FSGBank - Dalton. For this exchange transaction, 1,378,423 shares of First Security stock were issued.

Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security's Form 10-K, which contains descriptions of First Security's Stock Option Plan (the "Plan"). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the six months ended June 30, 2003.

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

In April 2003, the FASB issued Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to Statement 133 Implementation Issues, and for hedging relationships designated after June 30, 2003. Except as noted in SFAS 149, all provisions of the statement should be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain SFAS 149 paragraphs, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing and new contracts entered into after June 30, 2003. The effect of adoption of SFAS 145 is not expected to have a material impact on First Security’s results of operations or its financial position.

In May 2003, the FASB issued Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on First Security’s results of operations or its financial position.

NOTE E – ACQUISITION

On March 31, 2003, First Security acquired 100% of the outstanding common shares of Premier National Bank of Dalton. Premier National Bank was an OCC chartered, FDIC insured, commercial bank in Dalton, Georgia, and, according to the merger agreement, Premier National Bank merged with and into FSGBank - Dalton, with FSGBank - Dalton being the surviving bank. The acquisition of Premier National Bank gives First Security greater market share within the Whitfield County, Georgia, area and provides us with two additional branches within that market. The results of Premier National Bank’s operation (now doing business as FSGBank - Dalton) are included in the consolidated financial statements after the acquisition date.

The aggregate purchase price was $11,660 thousand, including common stock valued at $11,487 thousand, cash of less than $1 thousand (representing payments in lieu of fractional shares), and $173 thousand in acquisition costs, such as legal, accounting and investment banking fees. The value of the 1,378,423 shares issued was determined based on the estimated market price of First Security’s common shares before and after the terms of the acquisition were agreed to and announced. The transaction resulted in $3.0 million of goodwill and $1.3 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits.

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

Pro Forma Condensed Statements of Income
(Unaudited)	Six Months Ended June 30, 2003
(In thousands except per share amounts)	First Security [1]	Premier National [2]	Pro Forma Adjustments [3]	Pro Forma Combined

Interest income	$14,889	$837	$-	$15,726
Interest expense	4,562	312		4,874

Net interest income	10,327	525	-	10,852
Provision for loan losses	1,133	21		1,154

Net interest income after provision for
loan losses	9,194	504	-	9,698

Noninterest income	2,522	107		2,629
Noninterest expense	10,247	493	142	10,882

Income (loss) before provision
for income taxes	1,469	118	(142)	1,445
Income tax provision (benefit)	562	45	(1)	606

Net income (loss)	$907	$73	$(141)	$839

Net income per share
Basic and diluted	$0.09			$0.07

Pro Forma Condensed Statements of Income
(Unaudited)	Six Months Ended June 30, 2002
(In thousands except per share amounts)	First Security [4]	Premier National [5]	Pro Forma Adjustments [6]	Pro Forma Combined

Interest income	$11,811	$2,751	$-	$14,562
Interest expense	4,022	1,178		5,200

Net interest income	7,789	1,573	-	9,362
Provision for loan losses	249	20		269

Net interest income after provision for
loan losses	7,540	1,553	-	9,093

Noninterest income	1,750	265		2,015
Noninterest expense	6,734	1,393	206	8,333

Income (loss) before provision
for income taxes	2,556	425	(206)	2,775
Income tax provision (benefit)	971	145	(1)	1,115

Net income (loss)	$1,585	$280	$(205)	$1,660

Net income per share
Basic and diluted	$0.24			$0.21

1 The reported income results of First Security for the six months ended June 30, 2003 do not include any results of operation for Premier National Bank for the first quarter.

2 The actual results of Premier National Bank from January 1, 2003 through March 30, 2003.

3 Pro forma adjustments include the following items: $140 thousand of additional amortization of core deposit intangibles, $2 thousand of additional depreciation on write up of fixed assets, and $1 thousand of tax benefit related to the additional fixed asset depreciation.

4 The reported results of First Security for the six months ended June 30, 2002.

5 The reported results of Premier National Bank for the six months ended June 30, 2002.

6 Pro forma adjustments include the following items: $204 thousand of amortization of core deposit intangibles, $2 thousand of additional depreciation on write up of fixed assets, and $1 thousand of tax benefit related to the additional fixed asset depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "FSG," "we," "us," and "our" refer to First Security Group, Inc.

SECOND QUARTER 2003 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month and six-month periods ended June 30, 2003 and 2002. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

On November 19, 2002, we entered into an Agreement and Plan of Share Exchange among First Security, FSGBank - Dalton, and Premier National Bank of Dalton. We completed the acquisition effective March 31, 2003. The Plan of Merger provided that Premier National Bank merge with and into FSGBank - Dalton. Premier National Bank shareholders received 0.425 shares of First Security common stock in the merger in exchange for each share of Premier National Bank common stock they owned. As of December 31, 2002, Premier National Bank had consolidated assets of approximately $84.7 million, consolidated deposits of approximately $73.4 million, and consolidated shareholders’ equity of approximately $7.1 million. The results of operations of Premier National Bank (which was merged into and with FSGBank - Dalton) are included in First Security’s results beginning April 1, 2003; the balance sheet of Premier National Bank was included with First Security’s balance sheet effective March 31, 2003, the acquisition date.

On March 31, 2003, Dalton Whitfield Bank, Frontier Bank and First State Bank filed applications with the Office of the Comptroller of the Currency to convert from state chartered banks to national banks. On May 7, 2003, the OCC approved the conversion applications, and the Banks completed the conversions during the second quarter of 2003. After the conversions, each of the Banks became known as "FSGBank, National Association". For purposes of this form 10Q, each bank shall be referred to as follows:

"FSGBank – Dalton": Formerly known as Dalton Whitfield Bank

"FSGBank – Chattanooga": Formerly known as Frontier Bank

"FSGBank – Maynardville": Formerly known as First State Bank

On April 23, 2003, First Security’s board of directors approved a 12 for 10 stock split to be distributed on June 16, 2003 to shareholders of record on June 2, 2003. As a result of the split, the par value has been adjusted from $0.01 to $0.0083 per share; however, we have rounded the par value to $0.01 per share for presentation purposes. All share data has been retroactively adjusted for the 12 for 10 stock split, unless expressly noted otherwise.

On July 23, 2003, we entered into a Purchase and Assumption Agreement by and between National Bank of Commerce ("NBC") and FSGBank, National Association. According to the terms of the agreement, we will purchase certain assets and assume substantially all of the deposits and other liabilities of all of NBC’s branch offices located at Madisonville, Tennessee, Sweetwater, Tennessee, and Tellico Plains, Tennessee. Upon the closing of this acquisition, which is subject to regulatory approval, the NBC branches will be merged into FSGBank – Chattanooga. As of June 30, 2003, NBC branches had loans of approximately $18 million and deposits of approximately $50 million.

On August 6, 2003, we filed application with the Office of the Comptroller of the Currency to merge FSGBank -- Dalton with and into FSGBank -- Chattanooga and to merge FSGBank -- Maynardville with and into FSGBank -- Chattanooga.  Accordingly, FSGBank -- Chattanooga will be the surviving bank and none of the present banking locations operated by the banks will be eliminated, and as a result of the merger, the national bank charters of FSGBank -- Dalton and FSGBank -- Maynardville will be terminated.

OVERVIEW

As of June 30, 2003, First Security had total consolidated assets of $611.7 million, total loans of $436.2 million, total deposits of $504.4 million and stockholders' equity of $80.6 million. Our net income was $571 thousand and $907 thousand for the three and six months ended June 30, 2003.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2003, was $571 thousand, or $.05 per share (basic and diluted), compared to a net income of $779 thousand, or $.11 per share (basic and diluted), in the same period of 2002. Net income for the six months ended June 30, 2003, was $907 thousand, or $.09 per share (basic and diluted), compared to net income of $1.6 million or $.24 per share (basic and diluted), in the same period of 2002. While net interest income and noninterest income increased by $3.3 million, collectively, noninterest expense, including provision for loan losses, increased by $4.4 million. Expense increases outpaced income increases as a result of the additional costs associated with our branching efforts and the provision for inherent risks in the loan portfolio.

Return on average assets (annualized) for the three months ended June 30, 2003 and 2002 was 0.4% and 0.8%, respectively. For the six months ended June 30, 2003 and 2002, return on average assets (annualized) was 0.3% and 0.9%, respectively. Return on average equity (annualized) for the three months ended June 30, 2003 and 2002 was 2.8% and 6.4%, respectively; and, for the six months ended June 30, 2003 and 2002, was 2.4% and 7.1%, respectively.

Net Interest Income

Net interest income increased by $1.5 million or 38% to $5.6 million for the second quarter of 2003 compared to the same period a year ago. For the six-month period ended June 30, 2003, net interest income increased by $2.5 million, or 33%, over the same period in the previous year. There are two factors that influence net interest income: (1) volume of earning assets, and (2) rate of net interest margin on those earning assets.

Quarter-to-date average earning assets increased by $195.9 million or 55% to $550.6 million compared to average earning assets for the same period in 2002. On a year-to-date basis, average earning assets increased by $155.9 million or 45% to $499.6 million versus the same period in 2002. On a year-to-date basis, our earning assets increased due to (i) the deposit gathering activities of our Banks – deposits raised were used to fund or acquire earning assets, (ii) the acquisition of First State Bank – which had approximately $48 million in earning assets on the acquisition date, July 20, 2002, (iii) the non-underwritten private placement of First Security’s common stock – the proceeds from which were used to fund or acquire earning assets, and (iv) the acquisition of Premier National Bank – which had approximately $76.2 million in earning assets on the acquisition date, March 31, 2003. These additional earning assets have enabled First Security to earn more interest income.

The other factors influencing net interest income are the yield on earning assets and the cost of funding liabilities. Changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. On a fully tax equivalent basis, our net interest margin was 43 basis points lower in the second quarter of 2003 compared to the same period in 2002, and 34 basis points lower for the first six months of 2003 versus the same period in 2002.

For the second quarter of 2003, 78.5% of average earning assets were funded with interest bearing liabilities, compared to 77% for the same period in 2002. Our net interest margin decreased from period to period because our weighted average yield on interest earning assets decreased at a faster pace than our weighted average rate on interest bearing liabilities. The interest rate decreases in 2002 resulted from the Federal Reserve's initiative during the prior two years to stimulate economic growth in the weakening U.S. economy. The Federal Reserve also decreased interest rates during the second quarter of 2003. As a result of the rate decreases and as assets and liabilities continue to mature and reprice, we believe that the average rate earned on assets and our average rate paid on liabilities may decrease slightly over the next several months barring a Federal Reserve interest rate increase.

The interest rate earned on loans for the three months ended June 30, 2003 decreased 60 basis points compared to the same period in 2002. The decrease is primarily attributable to the decreases in the prime lending rate, which were effected by the Federal Reserve rate cut initiative and the subsequent repricing of loans at lower rates. The yields on investment securities and other earning assets also decreased over the same periods. The overall yield on earning assets decreased 85 basis points in the second quarter of 2003 compared to the same period in 2002. The decrease in yield on earning assets exceeded the decrease in the yield on loans due to the change in our mix of average earning assets. Average loans, which are our highest yielding earning assets, comprised 78% of earning assets in the second quarter of 2003, compared to 83% in the same period of the prior year. The percentage of loans decreased due to our increase in liquid earning assets. Liquid earning assets include unpledged investment securities and federal funds sold. These liquid earning assets increased for three reasons: (i) we felt that our liquidity position was low in the first quarter of 2002, (ii) a percentage of the proceeds from our private placement stock offering are held in federal funds sold pending further investment into our subsidiary banks, and (iii) we acquired First State Bank and Premier National Bank, which had liquidity ratios greater than ours.

For the second quarter of 2003, the yield on earning assets decreased 85 basis points and the cost of interest bearing liabilities decreased by 58 basis points from the same period in 2002. As a result, net interest spread for the second quarter of 2003 decreased 27 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and the Banks' needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended June 30, 2003 and 2002.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)
	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans, net of unearned income	$431,316	$7,381	6.86%	$293,272	$5,455	7.46%
Investment securities	70,795	667	3.78%	41,693	492	4.73%
Other earning assets	48,513	158	1.31%	19,769	93	1.89%

Total earning assets	550,624	8,206	5.98%	354,734	6,040	6.83%

Allowance for loan losses	(6,815)			(3,912)
Intangible assets	12,736			6,192
Cash & due from banks	18,457			12,747
Premises & equipment	18,470			9,885
Other assets	6,690			3,391

TOTAL ASSETS	$600,162			$383,037

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$37,262	32	0.34%	$22,790	64	1.13%
Money market accounts	93,647	333	1.43%	62,243	335	2.16%
Savings deposits	22,677	45	0.80%	10,115	33	1.31%
Time deposits < $100	155,458	1,172	3.02%	96,758	837	3.47%
Time deposits > $100	100,365	780	3.12%	63,768	593	3.73%
Federal funds purchased	-	-	0.00%	-	-	0.00%
Repurchase agreements	13,529	35	1.04%	11,717	43	1.47%
Other borrowings	9,164	95	4.16%	6,000	65	4.35%

Total interest bearing liabilities	432,102	2,492	2.31%	273,391	1,970	2.89%

Net interest spread		$5,714	3.67%		$4,070	3.94%

Noninterest bearing demand deposits	82,490			57,968
Accrued expenses and other liabilities	3,713			3,018
Stockholders' equity	81,208			48,424
Unrealized gain on securities	649			236
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$600,162			$383,037

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.50%			0.66%

Net yield on earning assets*			4.17%			4.60%

*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the 3-month period ended June 30, 2002 to the 3-month period ended June 30, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended June 30
(all dollar amounts in thousands)
	2003 Compared to 2002
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:

	Volume	Rate	Total

Interest earning assets:
Loans, net of unearned income	$2,365	$(439)	$1,926
Investment securities	274	(99)	175
Other earning assets	94	(29)	65

Total earning assets	2,733	(567)	2,166

Interest bearing liabilities:
NOW accounts	12	(44)	(32)
Money market accounts	112	(114)	(2)
Savings deposits	25	(13)	12
Time deposits < $100	443	(108)	335
Time deposits > $100	284	(97)	187
Federal funds purchased	-	-	-
Repurchase agreements	5	(13)	(8)
Other borrowings	33	(3)	30

Total interest bearing liabilities	914	(392)	522

Increase (decrease) in net interest income	$1,819	$(175)	$1,644

Comparing the six months ended June 30, 2003 to the same period in 2002, the interest rate earned on loans decreased 49 basis points because of the Federal Reserve’s rate cut initiative. We believe that the yield on the loan portfolio, as well as the yield on earning assets and the cost of funding interest bearing liabilities will most likely decrease because these assets and liabilities will continue to reprice at lower rates. The yield on earning assets decreased by 86 basis points and the cost of interest bearing liabilities decreased 63 basis points, which caused the net interest spread to decrease by 23 basis points. The following table summarizes net interest income and average yields and rates paid for the six months ended June 30, 2003 and 2002.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)
	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans, net of unearned income	$393,314	$13,556	6.95%	$292,276	$10,784	7.44%
Investment securities	63,699	1,219	3.86%	39,583	943	4.80%
Other earning assets	42,645	278	1.31%	11,857	105	1.79%

Total earning assets	499,658	15,053	6.08%	343,716	11,832	6.94%

Allowance for loan losses	(6,111)			(3,896)
Intangible assets	10,635			6,192
Cash & due from banks	16,015			11,925
Premises & equipment	16,049			9,855
Other assets	5,576			3,331
TOTAL ASSETS	$541,822			$371,123

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$32,444	65	0.40%	$23,029	113.99%
Money market accounts	87,676	676	1.55%	58,515	625	2.15%
Savings deposits	20,436	86	0.85%	9,739	63	1.30%
Time deposits < $100	139,294	2,086	3.02%	96,582	1,746	3.65%
Time deposits > $100	89,439	1,418	3.20%	63,600	1,237	3.92%
Federal funds purchased	-	-	0.00%	2,746	26	1.91%
Repurchase agreements	12,943	70	1.09%	11,085	89	1.62%
Other borrowings	7,674	161	4.23%	5,594	123	4.43%

Total interest bearing liabilities	389,906	4,562	2.36%	270,890	4,022	2.99%

Net interest spread		$10,491	3.72%		$7,810	3.95%

Noninterest bearing demand deposits	73,532			52,951
Accrued expenses and other liabilities	3,088			2,900
Stockholders' equity	74,655			44,109
Unrealized gain on securities	641			273

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$541,822			$371,123

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.52%			0.63%

Net yield on earning assets*			4.24%			4.58%

*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the six months ended June 30, 2002 to the six months ended June 30, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Six Months Ended June 30
(all dollar amounts in thousands)
	2003 Compared to 2002
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:

	Volume	Rate	Total

Interest earning assets:
Loans, net of unearned income	$3,482	$(710)	$2,772
Investment securities	462	(186)	276
Other earning assets	201	(28)	173

Total earning assets	4,145	(924)	3,221

Interest bearing liabilities:
NOW accounts	19	(67)	(48)
Money market accounts	225	(174)	51
Savings deposits	45	(22)	23
Time deposits < $100	640	(300)	340
Time deposits > $100	410	(229)	181
Federal funds purchased	-	(26)	(26)
Repurchase agreements	10	(29)	(19)
Other borrowings	44	(6)	38

Total interest bearing liabilities	1,393	(853)	540

Increase (decrease) in net interest income	$2,752	$(71)	$2,681

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended June 30, 2003 was $381 thousand compared to $139 thousand in the same period of 2002. Net charge-offs for the second quarter of 2003 were $735 thousand compared to net charge-offs of $132 thousand for the same period in 2002. The provision for the six months ended June 30, 2003 and 2002 was $1.1 million and $249 thousand, respectively. Net charge-offs for the six months ended June 30, 2003 and 2002 were $930 thousand and $130 thousand, respectively.

The provision expense for 2003 increased from the amount in 2002 due to our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth, the level of past due, classified, and nonperforming loans, as well as general economic weakness. From December 31, 2002 to June 30, 2003, the loan portfolio increased by $87.6 million, compared to an increase of $5.2 million for the six months ended June 30, 2002. Of this increase, $30.8 million was natural growth within existing markets and $56.8 million was purchased through the Premier National Bank acquisition.

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

As of June 30, 2003, the allowance for loan loss for FSGBank – Chattanooga was $2.9 million or 1.42% of its outstanding loans. The peer group for FSGBank - Chattanooga, as defined by the Federal Financial Institutions Examination Council's March 31, 2003 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with three or more banking offices located in a metropolitan area. This peer group, which includes 839 banks, had a ratio of the allowance for loan losses divided by total loans of 1.28% as of March 31, 2003, or 14 basis points less than FSGBank Chattanooga. Net charge-offs for FSGBank – Chattanooga totaled $691 for the six months ended June 30, 2003. Using our methodology, we believe that the allowance for loan loss for FSGBank – Chattanooga was adequate as of June 30, 2003.

As of June 30, 2003, the allowance for loan losses for FSGBank – Dalton was $2.9 million, or 1.59% of its loans outstanding. The peer group for FSGBank - Dalton, as defined by the Federal Financial Institutions Examination Council's March 31, 2003 Uniform Bank Performance Report, includes all insured commercial banks between $100 million and $300 million average assets with three or more banking offices located in a non-metropolitan area. This peer group, which includes 921 banks, had a ratio of the allowance for loan losses divided by total loans of 1.38% as of March 31, 2003, or 21 basis points less than our Dalton facility. Net charge-offs for FSGBank – Dalton, totaled $230 for the six months ended June 30, 2003. Using our methodology, we believe that the allowance for loan losses for FSGBank – Dalton was adequate as of June 30, 2003.

As of June 30, 2003, the allowance for loan losses for FSGBank – Maynardville was $619 thousand, or 1.25% of its loans outstanding. The peer group for FSGBank - Maynardville, as defined by the Federal Financial Institutions Examination Council's March 31, 2003 Uniform Bank Performance Report, includes all insured commercial banks between $25 million and $50 million average assets with one banking office located in a metropolitan area. This peer group, which includes 519 banks, had a ratio of the allowance for loan losses divided by total loans of 1.32% as of March 31, 2003, or 7 basis points more than our Maynardville facility. Net charge-offs for FSGBank – Maynardville totaled $9 thousand for the six months ended June 30, 2003. Using our methodology, we believe that the allowance for loan losses for FSGBank - Maynardville was adequate as of June 30, 2003.

Noninterest Income

Noninterest income totaled $1,406 thousand for the second quarter of this year, an increase of $503 thousand, or 56%, from the same period in 2002. Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $585 thousand for the second quarter of 2003, which was $113 thousand, or 24%, more than the corresponding quarter in 2002. Deposit related income increased as we gained deposits and acquired First State Bank, and we believe that this source of income will continue to be boosted by further deposit growth and our acquisition of Premier National Bank. Mortgage loan fees increased by $345 thousand, or 134%, to $602 thousand for the second quarter of 2003 from the prior year. In the second quarter of 2003, rates for fixed rate residential 15- and 30-year loan products fell to levels that were lower than those in the preceding year, and as a result, the mortgage refinancing activity increased. Based on current loan volumes, we believe that mortgage loan fees will remain near first and second quarter 2003 levels for the third quarter of the year; however, based on current economic uncertainty and an increasing long term rate environment, mortgage fees may decrease during the second half of 2003.

For the first six months of this year, noninterest income was $2.5 million, which is an increase of $772 thousand, or 44%, over the same period in 2002. For the first six months of 2003, deposit related income totaled $1,051 thousand, an increase of $164 thousand, or 18.5%, over the first six months of 2002. Mortgage loan fees totaled $1,062 for the six months ended June 30, 2003, which is $514 thousand, or 94%, more than the same period in 2002.

Noninterest Expense

Noninterest expense for the second quarter totaled $5.6 million, which was an increase of $2.1 million, or 58% over the second quarter of 2002. First Security's overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses, and income tax expenses, as a percentage of net interest income and noninterest income) increased from 72% in the second quarter of 2002 to 78% for the same period in 2003. This reflects our growth from the second quarter of 2002 to the same period in 2003 as described in "Net Interest Income" and "Noninterest Income."

Compared to the second quarter of 2002, salaries and benefits for the second quarter of 2003 increased $1,173 thousand or 60% to $3.1 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings and our acquisition of FSGBank – Maynardville (formerly First State Bank) in June 2002 and Premier National Bank in March 2003. As of June 30, 2002, we had 12 full service branches and one loan production office and a total of 146 full time equivalent employees. As of June 30, 2003, we employed 239 full time equivalent employees and operated 19 full service branches and 2 loan production offices. We believe that salaries and benefits will increase for the remainder of 2003 as a result of our anticipated branching efforts.

The following expense categories, except advertising, are higher in the second quarter 2003 versus the same period in the prior year as a result of our branching activities and acquisition of FSGBank – Maynardville (formerly First State Bank) and Premier National Bank. Occupancy expenses increased $111 thousand, or 44%, to $365 thousand. Furniture, fixtures and equipment expenses increased $169 thousand, or 67%, to $422 thousand. Data processing costs increased $99 thousand, or 57%, to $273 thousand. Supplies, communications, and postage expenses increased in aggregate by $145 thousand, or 65%, to $367 thousand. Advertising expense was $69 thousand for the second quarter ended June 30, 2003 and $72 thousand for the second quarter ended June 30, 2002.

Professional fees increased $10 thousand or 3% to $297 thousand from second quarter 2002 to second quarter 2003. These fees related to outsourcing of internal audit , loan review , information technology audit, and compliance to Professional Bank Services, as well as external audit and tax services and legal and accounting advice. Additionally, we engaged Ernst & Young LLP (Global Employment Solutions/Human Resource Services Division in Atlanta, Georgia), an independent consultant, to assist in implementing our compensation strategies.

The $162 thousand of second quarter amortization expense resulted from the amortization of the core deposit intangible asset created by the acquisition of FSGBank – Maynardville (formerly First State Bank) and Premier National Bank. The core deposit intangible and goodwill created by the acquisition of First State Bank were $1 million and $1.4 million, respectively. The core deposit intangible and goodwill created by the acquisition of Premier National Bank were $1.3 million and $3 million, respectively. The estimated useful life of each core deposit intangible asset is 10 years. First Security Group’s adoption of SFAS 142 eliminated the requirement that companies amortize goodwill, rather the carrying value is written down if it becomes impaired.

Noninterest expenses for the six-month period ended June 30, 2003 were $3.5 million, or 52%, higher and totaled $10.2 million compared to the same period in 2002. The changes are explained similarly to the quarterly data above and were as follows. Salaries and benefits increased $1.9 million or 51%. Occupancy expenses increased $160 thousand or 32%. Furniture, fixtures, and equipment expenses increased $265 thousand or 55%. Data processing costs increased $168 thousand or 50%. Supplies, communications, and postage expenses increased $239 thousand or 56%. Professional fees increased $30 thousand or 6%. Advertising expense decreased $3 thousand or 2%.

STATEMENT OF FINANCIAL CONDITION

First Security's total assets at June 30, 2003 and 2002, were $611.7 million and $397.4 million, respectively, and $472.9 million at December 31, 2002. Average assets for the second quarter of 2003 were $600 million versus $383 million for the same period a year earlier, an increase of 57%. Of the $138.7 million increase in total assets in the first six months of 2003, approximately $89.7 million resulted from our acquisition of Premier National Bank and approximately $46.0 million was from growth in deposits. First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

Average loans of $431.3 million represented 78% of our average earning assets during the second quarter of 2003. From December 31, 2002, gross loans increased $87.6 million to $436.2 million at June 30, 2003. The increase in gross loans was comprised of $30.7 million in natural growth and $56.9 million through the Premier National Bank acquisition. Comparing the second quarter end of 2003 to 2002, gross loans increased $140 million, or 47%. The quarter to quarter growth is not only attributable to the Premier National Bank and FSGBank – Maynardville (formerly First State Bank) acquisition, but also to the ties of our bankers to the local communities in which they work. We believe that general loan demand will remain strong during 2003. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

The allowance for loan losses was $6.4 million or 1.47% of outstanding loans at June 30, 2003 and $5.3 million or 1.54% of outstanding loans at December 31, 2002. The allowance for loan losses was 322.36% of nonperforming loans (defined as loans 90 days or more past due and nonaccrual loans) at June 30, 2003 and 709.26% of nonperforming loans at December 31, 2002. For the first six months of 2003, net charge-offs arising from loans secured by real estate totaled zero, commercial loans totaled $653 thousand, and consumer loans totaled $277 thousand. See "Provision for Loan Losses." We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

Allocation for Allowance for Loan Losses
As of June 30, 2003 and 2002
(in thousands)
	2003		2002
		Percentage of loans in each		Percentage of loans in each
Loan Categories	Amount	category to total loans	Amount	category to total loans

Commercial	$2,701	24.5%	$1,863	33.7%
Real estate-construction	325	8.2%	241	7.8%
Real estate-mortgage	2,382	50.8%	1,020	38.7%
Consumer	790	16.5%	555	19.8%
Charter condition or unallocated	217	-	265	-

Total	$6,415	100.0%	$3,944	100.0%

Nonperforming Assets

Nonaccrual loans were $690 thousand at June 30, 2003, $667 thousand at December 31, 2002 and $758 thousand at June 30, 2002. The nonaccrual loans in June 2003 included $542 thousand of commercial loans and $148 thousand of consumer loans. The ratio of nonaccrual loans to total loans was 0.16% at June 30, 2003 and 0.22% at December 31, 2002. At June 30, 2003, we owned other real estate in the amount of $450 thousand.

Loans past due 90 days and still accruing were $1.3 million June 30, 2003, compared to $89 thousand at December 31, 2002. Of these past due loans at June 30, 2003, $202 thousand were secured by real estate, $991 thousand were commercial loans and $136 thousand were consumer loans.

At June 30, 2003, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.46% of total outstanding loans, which is 34 basis points less than the average of our subsidiaries’ peer groups, or 0.80%. Although our nonperforming asset ratio remains below our peer group, our nonperforming loans increased, and, as a result, our Chief Loan Review Officer and Chief Credit Administration Officer are implementing new procedures for enhanced monitoring of problem loans, as well as early detection, prevention and corrective action plans.

Investment Securities and Other Earning Assets

Securities totaled $71.9 million at June 30, 2003, $54.4 million at December 31, 2002, and $42.6 million at June 30, 2002. From second quarter end 2002 to second quarter end 2003, the growth in the securities portfolio occurred as a result of our efforts to improve our liquidity, as well as the acquisitions of FSGBank – Maynardville (formerly First State Bank) and Premier National Bank.  At June 30, 2003, the securities portfolio had unrealized net gains of approximately $1,239 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. The following table provides the amortized cost of our investment securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the approximate tax equivalent yields for each maturity range.

(in thousands)	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years

Municipal	$1,895	$8,098	$6,750	$2,777
Agency	18,694	23,979	8,038	515

Total	$20,589	$32,077	$14,788	$3,292

Tax Equivalent Yield	3.0%	3.6%	4.5%	5.1%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Pledged securities as of June 30, 2003 totaled $21.9 million. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of June 30, 2003, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders equity. As of the second quarter ended 2003, the amortized cost and market value of the securities from each such issuer are as follows:

(in thousands)	Amortized Cost	Market Value
Fannie Mae	$23,112	$23,441
FHLMC*	$17,299	$17,502
FHLB**	$8,471	$8,728

* Federal Home Loan Mortgage Corporation
** Federal Home Loan Bank

The following table presents the amortized cost of the investments for the dates presented in the consolidated balance sheets.

(in thousands)	June 30, 2003	December 31, 2002	June 30, 2002

Federal agencies	$51,226	$40,811	$38,455
Municipal	19,520	12,728	3,482

Total	$70,746	$53,539	$41,937

Federal funds sold increased to $43.2 million at June 30, 2003 from $30 million at December 31, 2002. The increase resulted in part from our acquisition of Premier National Bank, which held federal funds sold of $9.5 million on March 31, 2003. We plan to invest a portion of these federal funds into liquid investment securities and loans to improve our yield on these earning assets.

Deposits and Other Borrowings

  Total deposits increased 61% from June 30, 2002 to June 30, 2003, and 31% from December 31, 2002 to June 30, 2003. For the first six months of 2003, our branching activities yielded deposit growth of approximately $46 million and Premier National Bank provided approximately $74 million in new deposits. We anticipate that our deposits will increase as a result of future branching activities.

With the purchase of Premier National Bank, First Security acquired a Federal Home Loan Bank advance in the amount of $3 million (see "Liquidity"). The following table details the maturities and rates of the term borrowings from the Federal Home Loan Bank.

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

Liquidity

Liquidity refers to First Security’s ability to adjust its future cash flows to meet the needs of our daily operation. First Security relies primarily on management service fees from its Banks to fund our daily operations liquidity needs. Additionally, in connection with our 2002 private placement stock offering, we retained a portion of the proceeds of the offering as working capital and a portion of the proceeds for future investment into our subsidiaries. First Security’s cash balance, which totaled approximately $7.3 million as of June 30, 2003, is available for funding activities for which our Banks would not receive direct benefit, such as acquisition due diligence, shareholder relations, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into one or all of our subsidiaries or use them in an acquisition in order to support continued growth.

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

At June 30, 2003, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 24.6% (excluding anticipated loan repayments). As of December 31, 2002 and June 30, 2002, the liquidity ratios were 23.1% and 21.8% respectively. Our liquidity ratio improved due to the following reasons: (i) our acquisitions of FSGBank – Maynardville (formerly First State Bank) and Premier National Bank, each of which had liquidity ratios greater than First Security’s, (ii) we raised funds through our 2002 private placement stock offering, (iii) FSGBank - Chattanooga borrowed term funds from the Federal Home Loan Bank, (iv) we sold loan participations, and (v) we increased our deposits. FSGBank - Chattanooga could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. FSGBank - Dalton assumed a $3 million FHLB advance with the Premier National Bank merger. This advance is collateralized with investment securities, as opposed to loans. FSGBank - Maynardville is a member of the Federal Home Loan Bank of Cincinnati; however, it does not currently have any FHLB borrowings.

Cumulatively, our Banks also had unsecured federal funds lines in the aggregate amount of $37.8 million at June 30, 2003, under which they could borrow funds to meet short-term liquidity needs. Another source of funding that we have used and may continue to use is loan participations sold to other commercial banks (in which we retain the service rights). As of June 30, 2003, we had $26.2 million in loan participations sold. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of June 30, 2003, we had no borrowings against our investment securities, except for repurchase agreements attained in the ordinary course of business and the $3 million advance assumed with the Premier National Bank acquisition. To date, First Security has not used brokered deposits or Internet deposits as a source of funding; however, we assumed $4.2 million in brokered deposits with our acquisition of Premier National Bank. Our certificates of deposit greater than $100 thousand were gathered in our Banks’ communities. Management believes that First Security’s liquidity sources are adequate to meet our Banks’ operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. As of June 30, 2003, certificates of deposit totaled $260.7 million. The scheduled maturities of certificates of deposit are as follows:

(Dollars amounts in thousands)	Less than 1 year	1 to 3 years	Over 3 years	Total
Certificates of Deposit	$189,004	$57,912	$13,821	$260,737

At June 30, 2003, other borrowings included $9 million in FHLB advances (see Management’s Discussion and Analysis of Financial Condition and Results of Operation Deposits and Other Borrowings). Unfunded loan commitments and stand by letters of credit totaled $100.9 million and $3.3 million, respectively, at June 30, 2003. The following table illustrates our lease obligations, which included property and equipment leases, as of June 30, 2003.

(Dollars amounts in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Lease Obligations	$564	$824	$715	$583	$2,686

Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $1.4 million for the six months ended June 30, 2003. Cash provided by operations was available to increase earning assets.

Capital Resources

We continue to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards to be well capitalized call for a minimum total capital of 10% of risk-adjusted assets, including 6% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 5%. First Security, FSGBank – Chattanooga, FSGBank – Dalton, and FSGBank – Maynardville all maintain capital levels exceeding the minimum levels required for "well capitalized" banks and bank holding companies under applicable regulatory guidelines.

June 30, 2003	Well Capitalized	Adequately Capitalized	First Security	FSGBank - Dalton	FSGBank - Chattanooga	FSGBank - Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	14.8%	11.5%	10.5%	26.2%
Total capital to risk adjusted assets	10.0%	8.0%	16.2%	12.7%	11.8%	27.4%
Leverage ratio	5.0%	4.0%	11.8%	8.7%	8.8%	20.1%

December 31, 2002	Well Capitalized	Adequately Capitalized	First Security	FSGBank - Dalton	FSGBank - Chattanooga	FSGBank - Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	16.4%	11.1%	11.0%	37.0%
Total capital to risk adjusted assets	10.0%	8.0%	17.6%	12.3%	12.3%	38.2%
Leverage ratio	5.0%	4.0%	12.6%	8.3%	9.2%	19.9%

June 30, 2002	Well Capitalized	Adequately Capitalized	First Security	FSGBank Dalton	FSGBank - Chattanooga	*FSGBank - Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	18.0%	10.6%	10.4%	22.3%
Total capital to risk adjusted assets	10.0%	8.0%	19.2%	11.8%	11.7%	23.5%
Leverage ratio	5.0%	4.0%	15.2%	8.8%	8.7%	12.3%
*Acquired July 2002

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

EFFECTS OF INFLATION

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In 2000, the Federal Reserve increased interest rates three times for a total of 100 basis points in an attempt to control inflation. However, in 2001 the Federal Reserve reduced interest rates on 11 occasions for a total of 475 basis points in an effort to stimulate economic growth. On November 6, 2002, the Federal Reserve decreased interest rates by 50 basis points and on June 27, 2003, the Federal Reserve decreased interest rates 25 basis points in order to further stimulate economic growth.

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

First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, for the quarter ended June 30, 2003 the model forecasts a decline in net interest income of $1,341 thousand or 13.0%, as a result of a 200 basis point decline in rates. The model also predicts an $1,124 thousand increase in net interest income, or 10.9%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of June 30, 2003. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of June 30. 2003
(in thousands)

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$8,986	$10,327	$11,451
Dollar change net interest income	(1,341)	-	1,124
Percent change net interest income	-13.0%	0.00%	10.9%

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of shareholders on May 22, 2003, where the following thirteen directors were elected: Rodger B. Holley, J.C. Harold Anders, Larry R. Belk, Clayton Causby, Kenneth C. Dyer, III, Douglas F. Heuer, III, Carol H. Jackson, Ralph L. Kendall, William B. Kilbride, D. Ray Marler, Lloyd L. Montgomery, III, Hugh J. Moser, III, and H. Patrick Wood. There were no broker non-votes. The votes were as follows:

	FOR	AGAINST
Rodger B. Holley	4,735,519	0
J.C. Harold Anders	4,735,519	0
Larry R. Belk	4,735,519	0
Clayton Causby	4,735,519	0
Kenneth C. Dyer, III	4,735,519	0
Douglas F. Heuer, III	4,735,519	0
Carol H. Jackson	4,735,519	0
Ralph L. Kendall	4,733,019	2,500
William B. Kilbride	4,730,519	5,000
D. Ray Marler	4,733,019	2,500
Lloyd D. Montgomery, III	4,638,019	97,500
Hugh J. Moser, III	4,735,519	0
H. Patrick Wood	4,735,519	0

The second matter put to a vote at the Annual Meeting was a ratification of the appointment of Joseph Decosimo and Company, LLP, as independent auditors for First Security for the fiscal year ending December 31, 2003. The number of votes cast for this proposal was 4,709,869, the number of votes against was 8,150 and the number of abstentions was 17,500. There were no broker non-votes.

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

EXHIBIT NUMBER	DESCRIPTION

10.1	Employment Agreement Dated as of May 16, 2003 By and Between First Security Group, Inc. and Rodger B. Holley (Director and Executive Officer of First Security Group, Inc.)

10.2	Employment Agreement Dated as of May 16, 2003 By and Between First Security Group, Inc. and Lloyd L. Montgomery, III (Director and Executive Officer of First Security Group, Inc.)

10.3	Employment Agreement Dated as of May 16, 2003 By and Between First Security Group, Inc. and William L. Lusk, Jr. (Executive Officer of First Security Group, Inc.)

10.4
Severance and Change in Control Agreement Dated
as of May 16, 2003 By and Between First Security
Group, Inc., FSGBank, NA (formerly Frontier Bank)
and Larry R. Belk (Director of First Security Group, Inc.)

10.5	2003 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section of the Sarbanes Oxley Act of 2002

(b)   Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended June 30, 2003.

Current Report on Form 8-K dated and filed April 7, 2003, Items 2 and 7.

Current Report on Form 8-K/A dated and filed April 14, 2003, Items 2 and 7.

Current Report on Form 8-K dated and filed June 17, 2003, Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 14, 2003	/s/ Rodger B. Holley

Rodger B. Holley
Chairman, Chief Executive Officer & President

August 14, 2003	/s/ William L. Lusk, Jr.

William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President

34