Form 10-Q
period 2003-09-30
FIRST SECURITY GROUP INC/TN
filed 2003-11-14
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value:
10,497,867 shares outstanding and issued as of November 7 , 2003

First Security Group, Inc. and Subsidiaries
Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
First Security Group, Inc. and Subsidiaries
Consolidated Balance Sheets	September 30,	December 31,	September 30,
	2003	2002	2002
	(unaudited)		(unaudited)

	(in thousands)
ASSETS
Cash and due from banks	$23,835	$14,429	$21,411
Federal funds sold and securities purchased
under agreements to resell	23,962	30,044	35,420

Cash and cash equivalents	47,797	44,473	56,831

Interest-bearing deposits in banks	3,681	3,706	1,766

Securities available for sale	86,650	54,442	55,195

Loans	446,578	348,582	332,548
Less: Allowance for loan losses	6,378	5,362	4,637

	440,200	343,220	327,911

Premises and equipment, net	21,463	12,995	12,183

Intangible assets	12,449	8,526	8,438

Other assets	9,422	5,562	5,657

TOTAL ASSETS	$621,662	$472,924	$467,981

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest bearing demand	$99,832	$64,336	$63,321
Interest bearing demand	38,710	27,679	28,343
Savings	125,860	99,580	95,491
Certificates of deposit of $100 thousand or more	96,996	75,160	73,105
Certificates of deposit less than $100 thousand	149,605	117,728	115,472

Total deposits	511,003	384,483	375,732
Federal funds purchased and securities sold
under agreement to repurchase	16,039	11,722	14,962
Other borrowings	9,161	6,168	6,170
Other liabilities	4,507	2,618	3,573

Total liabilities	540,710	404,991	400,437

STOCKHOLDERS' EQUITY
Common stock - $.01 par value - 20,000,000 shares
authorized; 10,497,867 issued as of September 30,
2003; 9,094,915 issued as of December 31, 2002;
and 9,094,915 issued as of September 30, 2002	88	76	76
Paid-in surplus	77,397	65,723	65,723
Retained earnings	3,190	1,539	1,165
Accumulated other comprehensive income	360	595	580
Deferred compensation on restricted stock	(83)	-	-

Total stockholders' equity	80,952	67,933	67,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$621,662	$472,924	$467,981

First Security Group, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2003	2002	2003	2002
INTEREST INCOME
Loans, including fees	$7,511	$6,045	$21,064	$16,829
Debt securities -taxable	421	494	1,292	1,376
Debt securities -non-taxable	154	68	351	108
Other	152	146	417	251

Total interest income	8,238	6,753	23,124	18,564

INTEREST EXPENSE
Interest bearing demand deposits	27	79	92	192
Savings deposits	293	449	1,055	1,137
Certificates of deposit of $100 thousand or more	751	580	2,169	1,817
Certificates of deposit of less than $100 thousand	1,092	961	3,178	2,707
Other	120	115	353	353

Total interest expense	2,283	2,184	6,847	6,206

NET INTEREST INCOME	5,955	4,569	16,277	12,358
Provision for loan losses	366	561	1,499	810

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	5,589	4,008	14,778	11,548

NONINTEREST INCOME
Service charges on deposit accounts	642	462	1,693	1,349
Mortgage loan fee income	350	295	1,412	843
Gain (Loss) on securities	(3)	-	24	75
Other noninterest income	481	151	867	391

Total noninterest income	1,470	908	3,996	2,658

NONINTEREST EXPENSE
Salaries and employee benefits	3,030	2,152	8,760	5,942
Net occupancy	415	282	1,078	785
Equipment expense	451	304	1,195	783
Data processing fees	348	199	851	534
Amortization expense - CDI	154	41	376	41
Advertising expense	86	86	223	226
Supplies expense	194	103	440	258
Communications expense	131	91	330	228
Professional services	151	157	662	638
Postage expense	134	79	356	215
Other noninterest expense	789	338	1,859	916

Total noninterest expense	5,883	3,832	16,130	10,566

4

INCOME BEFORE INCOME TAX PROVISION	1,176	1,084	2,644	3,640
Income tax provision	432	441	993	1,412

NET INCOME	$744	$643	$1,651	$2,228

NET INCOME PER SHARE
BASIC	$0.07	$0.07	$0.16	$0.30
DILUTED	$0.07	$0.07	$0.16	$0.30
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	10,497	9,059	10,043	7,425
DILUTED	10,605	9,157	10,141	7,523

First Security Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

					Accumulated	Deferred
	Common Stock				Other	Compensation
			Paid-In	Retained	Comprehensive	on
(In thousands)	Shares	Amount	Surplus	Earnings	Income	Restricted Stock	Total

Balance - December 31, 2002	9,095	$76	$65,723	$1,539	$595	$-	$67,933

Comprehensive income -
Net income (unaudited)				1,651			1,651
Change in net unrealized
gain on securities available
for sale, net of tax (unaudited)					(235)		(235)

Total comprehensive income (unaudited)							1,416
Common stock issued (unaudited)	1,403	12	11,674			(83)	11,603

Balance –September 30, 2003 (unaudited)	10,498	$88	$77,397	$3,190	$360	$(83)	$80,952

First Security Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
	Nine Months Ended
	September 30,

(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,651	$2,228
Provision for loan losses	1,499	810
Net amortization of securities	677	122
Amortization of intangibles	376	41
Amortization of deferred stock compensation	116	-
Depreciation	873	552
Loss (gain) on disposal of assets	(9)	33
Gain on sale of available-for-sale securities	(24)	(75)
Changes in operating assets and liabilities -
Decrease (increase) in -
Interest receivable	(22)	165
Other assets	(2,717)	(1,543)
Increase (decrease) in -
Interest payable	(108)	(604)
Other liabilities	793	979

Net cash provided by operating activities	3,105	2,708

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	25	(1,766)
Activity in available-for-sale securities -
Sales	2,555	6,045
Maturities, prepayments, and calls	18,178	12,243
Purchases	(45,023)	(22,530)
Loan originations and principal collections, net	(41,615)	(20,033)
Proceeds from sale of fixed assets	43	0
Additions to premises and equipment	(5,151)	(1,437)
Net cash acquired in transaction accounted for under the purchase method of accounting	14,198	7,060

Net cash used by investing activities	(56,790)	(20,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	52,699	35,953
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	4,317	(6,566)
Proceeds from (repayments of) other borrowings	(7)	1,560
Proceeds from sale of common stock, net	-	25,695
Net cash provided by financing activities	57,009	56,642

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,324	38,932
CASH AND CASH EQUIVALENTS - beginning of period	44,473	17,899

CASH AND CASH EQUIVALENTS - end of period	$47,797	$56,831

Supplemental disclosures of noncash investing and financing activities
Change in unrealized appreciation of securities, net of deferred taxes of ($123) for 2003 and $234 for 2002	$(235)	$355
Assets (noncash) acquired in business combination	$75,314	$39,220
Liabilities assumed in business combination	$78,025	$46,280
Issuance of common stock in business combination	$11,487	$-
Issuance of common stock pursuant to incentive plan	$200	$-
Supplemental schedule of cash flows
Interest paid	$6,955	$6,810
Income taxes paid	$1,436	$1,278

FIRST SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period. The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002.

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

NOTE B – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

Net income	$744	$643	$1,651	$2,228
Unrealized gains - securities, net of tax	(458)	188	(235)	356

Comprehensive income, net of tax	$286	$831	$1,416	$2,584

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

Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security's Form 10-K, which contains descriptions of First Security's Stock Option Plan (the "Plan"). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the nine months ended September 30, 2003.

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

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, (FIN 46), "Consolidation of Variable Interest Entities , " which explains how to apply the controlling financial interest criterion in Accounting Research Bulletin 51 to variable interest entities. Variable interest entities include many entities that have been referred to as special-purpose entities as well as other entities that are structured in such a way that (a) the equity investment at risk is not sufficient to permit the entity to finance itself with subordinated financial support in other forms or (b) the equity investors as a group lack decision-making powers, do not absorb losses, or do not receive residual returns. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities by requiring that a variable interest entity be consolidated by the company that is subject to a majority of the economic risks and/or rewards related to that entity. The requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003.  However  in October 2003, the FASB issued FASB Staff Position 46-6 which defers implementation until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities that existed prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on First Security’s results of operations or its financial position.

In April 2003, the FASB issued Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to Statement 133 Implementation Issues, and for hedging relationships designated after June 30, 2003. Except as noted in SFAS 149, all provisions of the statement should be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain SFAS 149 paragraphs, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing and new contracts entered into after June 30, 2003. The effect of adoption of SFAS 149 did not have a material impact on First Security’s results of operations or its financial position.

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

Pro Forma Condensed Statements of Income
(Unaudited)	Nine Months Ended September 30, 2003
(In thousands except per share amounts)	First Security	1	Premier National	2	Pro Forma Adjustments	3	Pro Forma Combined

Interest income	$23,124		$837			$-	$23,961
Interest expense	6,847		312				7,159

Net interest income	16,277		525			-	16,802
Provision for loan losses	1,499		21				1,520

Net interest income after provision for loan losses	14,778		504			-	15,282

Noninterest income	3,996		107				4,103
Noninterest expense	16,130		493			213	16,836

Income (loss) before provision for income taxes	2,644		118			(213)	2,549
Income tax provision (benefit)	993		45			(1)	1,037

Net income (loss)	$1,651		$73			$(212)	$1,512

Net income per share
Basic and diluted	$0.16						$0.14

Pro Forma Condensed Statements of Income
(Unaudited)	Nine Months Ended September 30, 2002
(In thousands except per share amounts)	First Security	4	Premier National	5	Pro Forma Adjustments	6	Pro Forma Combined

Interest income	$18,564		$4,131			$-	$22,695
Interest expense	6,206		1,748				7,954

Net interest income	12,358		2,383			-	14,741
Provision for loan losses	810		242				1,052

Net interest income after provision for loan losses	11,548		2,141			-	13,689

Noninterest income	2,658		430				3,088
Noninterest expense	10,566		2,112			309	12,987

Income (loss) before provision for income taxes	3,640		459			(309)	3,790
Income tax provision (benefit)	1,412		156			(1)	1,567

Net income (loss)	$2,228		$303			$(308)	$2,223

Net income per share
Basic and diluted	$0.30						$0.25

1 The reported income results of First Security for the nine months ended September 30, 2003 do not include any results of operation for Premier National Bank for the first quarter.

2 The actual results of Premier National Bank from January 1, 2003 through March 30, 2003.

3 Pro forma adjustments include the following items : $210 thousand of additional amortization of core deposit intangibles , $3 thousand of additional depreciation on write up of fixed assets, and $1 thousand of tax benefit related to the additional fixed asset depreciation.

4 The reported results of First Security for the nine months ended September 30, 2002.

5 The reported results of Premier National Bank for the nine months ended September 30, 2002.

6 Pro forma adjustments include the following items: $306 thousand of amortization of core deposit intangibles , $3 thousand of additional depreciation on write up of fixed assets, and $1 thousand of tax benefit related to the additional fixed asset depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "FSG," "we," "us," and "our" refer to First Security Group, Inc.

THIRD QUARTER 2003 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month and nine-month periods ended September 30, 2003 and 2002. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

On November 19, 2002, we entered into an Agreement and Plan of Share Exchange among First Security, FSGBank and Premier National Bank of Dalton. We completed the acquisition effective March 31, 2003. The Plan of Merger provided that Premier National Bank merge with and into FSGBank. Premier National Bank shareholders received 0.425 shares of First Security common stock in the merger in exchange for each share of Premier National Bank common stock they owned. As of December 31, 2002, Premier National Bank had consolidated assets of approximately $84.7 million, consolidated deposits of approximately $73.4 million, and consolidated shareholders’ equity of approximately $7.1 million. The results of operations of Premier National Bank (which was merged into and with FSGBank) are included in First Security’s results beginning April 1, 2003; the balance sheet of Premier National Bank was included with First Security’s balance sheet effective March 31, 2003, the acquisition date.

On March 31, 2003, Dalton Whitfield Bank, Frontier Bank and First State Bank filed applications with the Office of the Comptroller of the Currency to convert from state chartered banks to national banks. On May 7, 2003, the OCC approved the conversion applications, and the Banks completed the conversions during the second quarter of 2003. After the conversions, each of the Banks became known as "FSGBank, National Association". For purposes of financial reporting, each bank was referred to as follows:

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

On July 23, 2003, we entered into a Purchase and Assumption Agreement by and between National Bank of Commerce ("NBC") and FSGBank, National Association. According to the terms of the agreement, we will purchase certain assets and assume substantially all of the deposits and other liabilities of all of NBC’s branch offices located at Madisonville, Tennessee, Sweetwater, Tennessee, and Tellico Plains, Tennessee. Upon the closing of this acquisition, which has received regulatory approval, the NBC branches will be merged into FSGBank. As of September 30, 2003, NBC branches had loans of approximately $16 million and deposits of approximately $48 million. We anticipate consummating the acquisition on December 4, 2003.

On August 6, 2003, we filed an application with the Office of the Comptroller of the Currency to merge FSGBank – Dalton with and into FSGBank – Chattanooga and to merge FSGBank – Maynardville with and into FSGBank – Chattanooga. On September 24, 2003, the OCC approved this application and the banks were merged on that date. FSGBank – Chattanooga is the surviving bank and the national bank charters of FSGBank – Dalton and FSGBank – Maynardville were terminated. None of our present banking locations was or will be eliminated as a result of the merger. For purposes of this 10-Q, the consolidated results of FSGBank – Chattanooga will be referred to as "FSGBank".

OVERVIEW

As of September 30, 2003, First Security had total consolidated assets of $621.7 million, total loans of $440.2 million, total deposits of $511.0 million and stockholders' equity of $80.9 million. Our net income was $744 thousand and $1,651 thousand for the three and nine months ended September 30, 2003.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2003, was $744 thousand, or $.07 per share (basic and diluted), compared to a net income of $643 thousand, or $.07 per share (basic and diluted) in the same period of 2002. Net income for the nine months ended September 30, 2003, was $1,651 thousand, or $.16 per share (basic and diluted), compared to net income of $2,228 thousand or $.30 per share (basic and diluted), in the same period of 2002. While net interest income and noninterest income increased by $5.2 million, collectively, noninterest expense, including provision for loan losses, increased by $6.2 million. Expense increases outpaced income increases as a result of the additional costs associated with our branching and acquisition efforts, as well as the provision expense associated with loan charge offs and the inherent risks in the loan portfolio.

Return on average assets (annualized) for the three months ended September 30, 2003 and 2002 was 0.5% and 0.6%, respectively. For the nine months ended September 30, 2003 and 2002, return on average assets (annualized) was 0.4% and 0.8%, respectively. Return on average equity (annualized) for the three months ended September 30, 2003 and 2002 was 3.7% and 3.9%, respectively; and, for the nine months ended September 30, 2003 and 2002, was 2.9% and 5.7%, respectively.

Net Interest Income

Net interest income increased by $1.4 million or 30% to $6.0 million for the third quarter of 2003 compared to the same period a year ago. For the nine month period ended September 30, 2003, net interest income increased by $3.9 million, or 32%, over the same period in the previous year. There are two factors that influence net interest income: (1) volume of earning assets, and (2) rate of net interest margin on those earning assets.

Quarter-to-date average earning assets increased by $146.2 million or 35% to $558.0 million compared to average earning assets for the same period in 2002. On a year-to-date basis, average earning assets increased by $153.2 million or 42% to $519.3 million versus the same period in 2002. On a year-to-date basis, our earning assets increased due to (i) deposit gathering activities – deposits raised were used to fund or acquire earning assets, (ii) the acquisition of First State Bank – which had approximately $48 million in earning assets on the acquisition date, July 20, 2002, (iii) the non-underwritten private placement of First Security’s common stock – the proceeds from which were used to fund or acquire earning assets, and (iv) the acquisition of Premier National Bank – which had approximately $76.2 million in earning assets on the acquisition date, March 31, 2003. These additional earning assets have enabled First Security to earn more interest income.

The other factors influencing net interest income are the yield on earning assets and the cost of funding liabilities. Changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. On a fully tax equivalent basis, our net interest margin was 14 basis points lower in the third quarter of 2003 compared to the same period in 2002, and 28 basis points lower for the first nine months of 2003 versus the same period in 2002.

For the third quarter of 2003, 78% of average earning assets were funded with interest bearing liabilities, compared to 76% for the same period in 2002. Our net interest margin decreased from period to period because our weighted average yield on interest earning assets decreased at a faster pace than our weighted average rate on interest bearing liabilities. The weighted average rate on interest earning assets decreased 10%, while the weighted average rate on interest bearing liabilities decreased 25% The net interest margin has decreased because the increase in loan volume from period to period has outpaced the increase in the interest spread. The interest rate decreases in 2002 resulted from the Federal Reserve's initiative during the prior two years to stimulate economic growth in the weakening U.S. economy. The Federal Reserve also decreased interest rates during the second quarter of 2003. As a result of the rate decreases and as assets and liabilities continue to mature and reprice, we believe that the average rate earned on assets and our average rate paid on liabilities may decrease slightly over the next several months barring a Federal Reserve interest rate increase.

The interest rate earned on loans for the three months ended September 30, 2003 decreased 74 basis points compared to the same period in 2002. The decrease is primarily attributable to the decreases in the prime lending rate, which were effected by the Federal Reserve rate cut initiative and the subsequent repricing of loans at lower rates. The yields on investment securities and other earning assets also decreased over the same periods. The overall yield on earning assets decreased 63 basis points in the third quarter of 2003 compared to the same period in 2002. The decrease in yield on earning assets was less than the decrease in the yield on loans due to the change in our mix of average earning assets. Average loans, which are our highest yielding earning assets, comprised 79% of earning assets in the third quarter of 2003, compared to 78% in the same period of the prior year.

For the third quarter of 2003, the cost of interest bearing liabilities decreased by 68 basis points from the same period in 2002. As a result, net interest spread for the third quarter of 2003 increased 5 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and the Banks' needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended September 30, 2003 and 2002.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans, net of unearned income	$440,895	$7,513	6.76%	$319,619	$6,046	7.50%
Investment securities	73,319	654	3.54%	53,205	600	4.47%
Other earning assets	43,814	152	1.38%	39,015	146	1.48%

Total earning assets	558,028	8,319	5.91%	411,839	6,792	6.54%

Allowance for loan losses	(6,423)			(4,356)
Intangible assets	12,534			7,664
Cash & due from banks	19,367			15,582
Premises & equipment	21,078			11,504
Other assets	5,706			5,133

TOTAL ASSETS	$610,290			$447,366

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$39,250	27	0.27%	$25,208	79	1.24%
Money market accounts	95,634	258	1.07%	74,962	395	2.09%
Savings deposits	24,397	35	0.57%	15,790	54	1.36%
Time deposits < $100	154,215	1,092	2.81%	114,474	961	3.33%
Time deposits > $100	102,048	751	2.92%	65,437	580	3.52%
Federal funds purchased	-	-	0.00%	-	-	0.00%
Repurchase agreements	12,407	26	0.83%	12,855	48	1.48%
Other borrowings	9,162	94	4.07%	6,137	67	4.33%

Total interest bearing liabilities	437,113	2,283	2.07%	314,863	2,184	2.75%

Net interest spread		$6,036	3.84%		$4,608	3.79%

Noninterest bearing demand deposits	88,679			63,562
Accrued expenses and other liabilities	3,616			2,951
Stockholders' equity	80,493			65,494
Unrealized gain on securities	389			496

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$610,290			$447,366

Impact of noninterest bearing sources and other changes in balance sheet composition			0.46%			0.65%

Net yield on earning assets*			4.30%			4.44%

*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the three month period ended September 30, 2002 to the three month period ended September 30, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended September 30
(all dollar amounts in thousands)
	2003 Compared to 2002
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:

	Volume	Rate	Total

Interest earning assets:
Loans, net of unearned income	$2,066	$(600)	$1,466
Investment securities	180	(125)	55
Other earning assets	17	(11)	6

Total earning assets	2,263	(736)	1,527

Interest bearing liabilities:
NOW accounts	10	(62)	(52)
Money market accounts	56	(193)	(137)
Savings deposits	12	(31)	(19)
Time deposits < $100	281	(150)	131
Time deposits > $100	269	(98)	171
Federal funds purchased	-	-	-
Repurchase agreements	(1)	(21)	(22)
Other borrowings	31	(4)	27

Total interest bearing liabilities	658	(559)	99

Increase (decrease) in net interest income	$1,605	$(177)	$1,428

Comparing the nine months ended September 30, 2003 to the same period in 2002, the interest rate earned on loans decreased 58 basis points because of the Federal Reserve’s rate cut initiative. We believe that the yield on the loan portfolio, as well as the yield on earning assets and the cost of funding interest bearing liabilities will most likely decrease because these assets and liabilities will continue to reprice at lower rates. The yield on earning assets decreased by 78 basis points and the cost of interest bearing liabilities decreased 64 basis points, which caused the net interest spread to decrease by 14 basis points. The following table summarizes net interest income and average yields and rates paid for the nine months ended September 30, 2003 and 2002.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans, net of unearned income	$409,349	$21,069	6.88%	$301,490	$16,820	7.46%
Investment securities	66,940	1,887	3.77%	44,588	1,547	4.64%
Other earning assets	43,038	417	1.30%	20,012	251	1.68%

Total earning assets	519,327	23,373	6.02%	366,090	18,618	6.80%

Allowance for loan losses	(6,216)			(4,052)
Intangible assets	11,275			6,688
Cash & due from banks	17,145			12,557
Premises & equipment	17,745			10,411
Other assets	5,619			3,937

TOTAL ASSETS	$564,895			$395,631

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$34,738	92	0.35%	$23,763	192	1.08%
Money market accounts	90,359	931	1.38%	64,058	1,021	2.13%
Savings deposits	21,770	124	0.76%	11,779	116	1.32%
Time deposits < $100	144,323	3,178	2.94%	102,611	2,707	3.53%
Time deposits > $100	93,687	2,169	3.10%	64,219	1,817	3.78%
Federal funds purchased	-	-	0.00%	1,837	25	1.82%
Repurchase agreements	12,762	97	1.02%	11,682	138	1.58%
Other borrowings	8,175	256	4.19%	5,777	190	4.40%

Total interest bearing liabilities	405,814	6,847	2.26%	285,726	6,206	2.90%

Net interest spread		$16,526	3.76%		$12,412	3.90%

Noninterest bearing demand deposits	78,637			55,325
Accrued expenses and other liabilities	3,265			2,914
Stockholders' equity	76,623			51,317
Unrealized gain on securities	556			349

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$564,895			$395,631

Impact of noninterest bearing sources and other changes in balance sheet composition			0.50%			0.64%

Net yield on earning assets*			4.26%			4.54%

*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Nine Months Ended September 30
(all dollar amounts in thousands)
	2003 Compared to 2002
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:

	Volume	Rate	Total

Interest earning assets:
Loans, net of unearned income	$5,551	$(1,302)	$4,249
Investment securities	630	(290)	340
Other earning assets	223	(57)	166

Total earning assets	6,404	(1,649)	4,755

Interest bearing liabilities:
NOW accounts	29	(129)	(100)
Money market accounts	271	(361)	(90)
Savings deposits	57	(49)	8
Time deposits < $100	919	(448)	471
Time deposits > $100	682	(330)	352
Federal funds purchased	-	(25)	(25)
Repurchase agreements	8	(49)	(41)
Other borrowings	75	(9)	66

Total interest bearing liabilities	2,041	(1,400)	641

Increase (decrease) in net interest income	$4,363	$(249)	$4,114

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2003 was $366 thousand compared to $561 thousand in the same period of 2002. Net charge-offs for the third quarter of 2003 were $403 thousand compared to net charge-offs of $245 thousand for the same period in 2002. The provision for the nine months ended September 30, 2003 and 2002 was $1.5 million and $810 thousand, respectively. Net charge-offs for the nine months ended September 30, 2003 and 2002 were $1,333 thousand and $375 thousand, respectively

The provision expense for 2003 increased from the amount in 2002 due to our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth, the level of past due, classified, nonperforming loans and charged-off loans, as well as general economic weakness. From December 31, 2002 to September 30, 2003, the loan portfolio increased by $98.0 million, compared to an increase of $41.5 million for the nine months ended September 30, 2002. Of this increase, $41.6 million was natural growth within existing markets and $56.9 million was purchased through the Premier National Bank acquisition.

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

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We periodically analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

o	our loan loss experience;
o	the amount of past due and nonperforming loans;
o	specific known risks;
o	the status and amount of past due and nonperforming assets;
o	underlying estimated values of collateral securing loans;
o	current and anticipated economic conditions; and
o	other factors which management believes affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by FSGBank’s credit administration department and presented to the board of directors on a regular basis. In addition, our loan review department performs a regular review of the quality of the loan portfolio and adequacy of the allowance.

FSGBank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

As of September 30, 2003, the allowance for loan loss for FSGBank was $6.4 million or 1.43% of its outstanding loans. The peer group for FSGBank, as defined by the Federal Financial Institutions Examination Council's June 30, 2003 Uniform Bank Performance Report, includes all insured commercial banks between $500 million and $1 billion average assets. This peer group, which includes 377 banks, had a ratio of the allowance for loan losses divided by total loans of 1.38% as of June 30, 2003, or 5 basis points less than FSGBank. Net charge-offs for FSGBank totaled $1.3 million for the nine months ended September 30, 2003. Using our methodology, we believe that the allowance for loan loss for FSGBank was adequate as of September 30, 2003.

Noninterest Income

Noninterest income totaled $1,470 thousand for the third quarter of this year, an increase of $562 thousand, or 62%, from the same period in 2002. Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $642 thousand for the third quarter of 2003, which was $180 thousand, or 39%, more than the corresponding quarter in 2002. Deposit related income increased as we gained deposits and assumed deposits through the acquisitions of First State Bank and Premier National Bank, and we believe that this source of income will continue to be boosted by further deposit growth and our acquisition of the Monroe County NBC bank branches. Mortgage loan fees increased by $55 thousand, or 19%, to $350 thousand for the third quarter of 2003 from the prior year. In the third quarter of 2003, rates for fixed rate residential 15- and 30-year loan products remained at levels that were lower than those in the preceding year, and as a result, the mortgage refinancing activity continued to be higher than the previous year. Based on current loan volumes, we believe that mortgage loan fees will remain near third quarter levels for the remainder of the year; however, based on current economic uncertainty and an increasing long term rate environment, mortgage fees may decrease during the last quarter of 2003.

For the first nine months of this year, noninterest income was $4.0 million, which is an increase of $1.3 million, or 50%, over the same period in 2002. For the first nine months of 2003, deposit related income totaled $1,693 thousand, an increase of $344 thousand, or 26%, over the first nine months of 2002. Mortgage loan fees totaled $1,412 for the nine months ended September 30, 2003, which is $569 thousand, or 68%, more than the same period in 2002.

Noninterest Expense

Noninterest expense for the third quarter totaled $5.9 million, which was an increase of $2.0 million, or 54% over the third quarter of 2002. First Security's overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses, and income tax expenses, as a percentage of net interest income and noninterest income) increased from 69% in the third quarter of 2002 to 77% for the same period in 2003. This reflects our growth from the third quarter of 2002 compared to the same period in 2003 as described in "Net Interest Income" and "Noninterest Income."

Compared to the third quarter of 2002, salaries and benefits for the third quarter of 2003 increased $878 thousand or 41% to $3.0 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings and our acquisitions of First State Bank in July 2002 and Premier National Bank in March 2003. As of September 30, 2002, we had 15 full service branches and three loan production office and a total of 181 full time equivalent employees. As of September 30, 2003, we employed 238 full time equivalent employees and operated 21 full service branches and one loan production office. We believe that salaries and benefits will increase for the remainder of 2003 as a result of our anticipated branching efforts, as well as our acquisition of the Monroe County NBC bank branches.

The following expense categories are higher in the third quarter 2003 versus the same period in the prior year as a result of our branching activities and acquisitions of First State Bank and Premier National Bank. Occupancy expenses increased $133 thousand, or 47%, to $415 thousand. Furniture, fixtures and equipment expenses increased $147 thousand, or 48%, to $451 thousand. Data processing costs increased $149 thousand, or 75%, to $348 thousand. Supplies, communications, and postage expenses increased in aggregate by $186 thousand, or 68%, to $459 thousand. Advertising expense was $86 thousand for both the third quarter ended September 30, 2003 and for the third quarter ended September 30, 2002.

Professional fees decreased $6 thousand or 4% to $151 thousand from third quarter 2002 to third quarter 2003. These fees related to outsourcing of internal audit , loan review , information technology audit, and compliance to Professional Bank Services, as well as external audit and tax services and legal and accounting advice.

The $154 thousand of third quarter amortization expense resulted from the amortization of the core deposit intangible assets created by the acquisitions of First State Bank and Premier National Bank. The core deposit intangible and goodwill created by the acquisition of First State Bank were $1 million and $1.4 million, respectively. The core deposit intangible and goodwill created by the acquisition of Premier National Bank were $1.3 million and $3 million, respectively. The estimated useful life of each core deposit intangible asset is 10 years. First Security Group’s adoption of SFAS 142 eliminated the requirement that companies amortize goodwill, rather the carrying value is written down if it becomes impaired.

Noninterest expense for the nine-month period ended September 30, 2003 were $5.6 million, or 53%, higher and totaled $16 million compared to the same period in 2002. The changes are explained similarly to the quarterly data above and were as follows. Salaries and benefits increased $2.8 million or 47%. Occupancy expenses increased $293 thousand or 37%. Furniture, fixtures, and equipment expenses increased $412 thousand or 53%. Data processing costs increased $317 thousand or 59%. Supplies, communications, and postage expenses increased $425 thousand or 61%. Professional fees increased $24 thousand or 4%. Advertising expense decreased $3 thousand or 1%. For the nine months ended September 30, 2003, First Security Group, Inc. had incurred $440 thousand of pre-tax one-time expenses related to the acquisition of Premier National Bank, the change of the bank names and the merger of our banks’ charters.

STATEMENT OF FINANCIAL CONDITION

First Security's total assets at September 30, 2003 and 2002 were $621.7 million and $468.0 million, respectively, and $472.9 million at December 31, 2002. Average assets for the third quarter of 2003 were $610 million versus $447 million for the same period a year earlier, an increase of 36%. Of the $148.7 million increase in total assets in the first nine months of 2003, approximately $89.7 million resulted from our acquisition of Premier National Bank and approximately $52.7 million was from growth in deposits. First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

Average loans of $440.9 million represented 79% of our average earning assets during the third quarter of 2003. From December 31, 2002, gross loans increased $98 million to $446.6 million at September 30, 2003. The increase in gross loans was comprised of approximately $42 million in natural growth and $56 million through the Premier National Bank acquisition. Comparing the third quarter end of 2003 to 2002, gross loans increased $114 million, or 34%. The quarter to quarter growth is not only attributable to the Premier National Bank acquisition, but also to the ties of our bankers to the local communities in which they work. We believe that general loan demand will remain strong during 2003. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

The allowance for loan losses was $6.4 million or 1.43% of outstanding loans at September 30, 2003 and $5.3 million or 1.54% of outstanding loans at December 31, 2002. The allowance for loan losses was 382.37% of nonperforming loans (defined as loans 90 days or more past due and nonaccrual loans) at September 30, 2003 and 709.26% of nonperforming loans at December 31, 2002. For the first nine months of 2003, net charge-offs arising from loans secured by real estate totaled $11 thousand, commercial loans totaled $878 thousand, and consumer loans totaled $444 thousand. See "Provision for Loan Losses." We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of our banks, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

Allocation for Allowance for Loan Losses
As of September 30, 2003 and 2002
(in thousands)
	2003		2002
		Percentage of loans in each		Percentage of loans in each
Loan Categories	Amount	category to total loans	Amount	category to total loans

Commercial	$2,517	25.1%	$1,896	30.6%
Real estate-construction	324	8.8%	221	8.3%
Real estate-mortgage	2,529	50.9%	1,358	41.1%
Consumer	883	15.2%	615	20.0%
Charter condition or unallocated	125	-	547	-

Total	$6,378	100.0%	$4,637	100.0%

Nonperforming Assets

Nonaccrual loans were $1.3 million at September 30, 2003, $667 thousand at December 31, 2002 and $1.2 million at September 30, 2002. The nonaccrual loans in September 2003 included $979 thousand of commercial loans, $39 thousand of consumer loans, and $248 thousand of 1-4 family secured loans. The ratio of nonaccrual loans to total loans was 0.29% at September 2003 and 0.22% at December 31, 2002. At September 30, 2003, we owned other real estate in the amount of $338 thousand.

Loans past due 90 days and still accruing were $402 thousand at September 30, 2003, compared to $89 thousand at December 31, 2002. Of these past due loans at September 30, 2003, $99 thousand were secured by real estate, $197 thousand were commercial loans and $106 thousand were consumer loans.

At September 30, 2003, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.38% of total outstanding loans, which is 41 basis points less than the average of our peer group, or 0.79%. Although our nonperforming asset ratio remains below our peer group, our nonperforming loans increased, and, as a result, our Chief Loan Review Officer and Chief Credit Administration Officer are implementing new procedures for enhanced monitoring of problem loans, as well as early detection, prevention and corrective action plans.

Investment Securities and Other Earning Assets

Securities totaled $86.7 million at September 30, 2003, $54.4 million at December 31, 2002, and $55.2 million at September 30, 2002. From third quarter end 2002 to third quarter end 2003, the growth in the securities portfolio occurred as a result of our efforts to improve our liquidity, as well as the acquisition of Premier National Bank, Dalton, GA. At September 30, 2003, the securities portfolio had unrealized net gains of approximately $545 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. The following table provides the amortized cost of our investment securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the approximate tax equivalent yields for each maturity range.

(in thousands)	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years

Municipal	$1,452	$8,597	$7,764	$3,066
Federal Agencies	8,998	50,275	5,953	0

Total	$10,450	$58,872	$13,717	$3,066

Tax Equivalent Yield	3.6%	3.2%	4.4%	5.5%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Pledged securities as of September 30, 2003 totaled $22.8 million. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of September 30, 2003, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders equity. As of the third quarter ended 2003, the amortized cost and market value of the securities from each such issuer are as follows:

(in thousands)	Amortized Cost	Market Value
Fannie Mae	$ 27,410	$ 27,543
FHLMC*	$ 20,728	$ 20,770
FHLB**	$ 15,419	$ 15,591

* Federal Home Loan Mortgage Corporation
** Federal Home Loan Bank

The following table presents the amortized cost of the investments for the dates presented in the consolidated balance sheets.

(in thousands)	September 30, 2003	December 31, 2002	September 30, 2002

Federal agencies	$65,226	$40,811	$42,725
Municipal	20,879	12,728	11,505

Total	$86,105	$53,539	$54,230

Federal funds sold decreased to $24 million at September 30, 2003 from $30 million at December 31, 2002. The decrease in federal funds is a direct result of investing a portion of these funds into liquid investment securities and loans to improve our yield on these earning assets.

Deposits and Other Borrowings

Total deposits increased 36% from September 30, 2002 to September 30, 2003, and 33% from December 31, 2002 to September 30, 2003. For the first nine months of 2003, our branching activities yielded deposit growth of approximately $53 million and Premier National Bank provided approximately $74 million in new deposits. We anticipate that our deposits will increase as a result of future branching activities.

With the purchase of Premier National Bank, First Security acquired a Federal Home Loan Bank advance in the amount of $3 million (see "Liquidity"). The following table details the maturities and rates of the term borrowings from the Federal Home Loan Bank.

Date	Type	Principal	Term	Rate	Maturity

12/28/2001	Fixed Rate Advance	$3,000,000	24 months	3.60%	12/28/03
1/8/2002	Fixed Rate Advance	500,000	24 months	3.73%	1/8/04
1/8/2002	Fixed Rate Advance	500,000	36 months	4.48%	1/8/05
1/8/2002	Fixed Rate Advance	500,000	48 months	5.04%	1/8/06
1/10/2002	Fixed Rate Advance	500,000	24 months	3.65%	1/10/04
1/10/2002	Fixed Rate Advance	500,000	36 months	4.45%	1/10/05
1/10/2002	Fixed Rate Advance	500,000	48 months	5.00%	1/10/06
1/15/2002	Fixed Rate Advance	500,000	24 months	3.50%	1/15/04
1/15/2002	Fixed Rate Advance	500,000	36 months	4.22%	1/15/05
1/15/2002	Fixed Rate Advance	500,000	48 months	4.77%	1/15/06
1/17/2002	Fixed Rate Advance	500,000	24 months	3.63%	1/17/04
1/17/2002	Fixed Rate Advance	500,000	36 months	4.35%	1/17/05
1/17/2002	Fixed Rate Advance	500,000	48 months	4.88%	1/17/06

		$9,000,000

Composite rate	4.07%
Composite 24 month rate	3.61%
Composite 36 month rate	4.38%
Composite 48 month rate	4.92%

Liquidity

Liquidity refers to First Security’s ability to adjust its future cash flows to meet the needs of our daily operations. First Security relies primarily on management service fees from FSGBank to fund our daily operations liquidity needs. Additionally, in connection with our 2002 private placement stock offering, we retained a portion of the proceeds of the offering as working capital and a portion of the proceeds for future investment into our subsidiaries. First Security’s cash balance, which totaled approximately $6 million as of September 30, 2003, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

The liquidity of FSGBank refers to the ability or financial flexibility to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis. The primary sources of funds for FSGBank are cash generated by repayments of outstanding loans, interest payments on loans, and new deposits. Additional liquidity is available from the maturity and earnings on securities and liquid assets, as well as the ability to liquidate securities available for sale.

At September 30, 2003, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 22.9% (excluding anticipated loan repayments). As of December 31, 2002 and September 30, 2002, the liquidity ratios were 23.1% and 25.9% respectively. FSGBank could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. Our Dalton operation assumed a $3 million FHLB advance with the Premier National Bank merger. This advance is collateralized with investment securities, as opposed to loans.

Cumulatively, FSGBank also had unsecured federal funds lines in the aggregate amount of $42.8 million at September 30, 2003, under which it could borrow funds to meet short-term liquidity needs. Another source of funding that we have used and may continue to use is loan participations sold to other commercial banks (in which we retain the service rights). As of September 30, 2003, we had $18.7 million in loan participations sold. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of September 30, 2003, we had no borrowings against our investment securities, except for repurchase agreements attained in the ordinary course of business and the $3 million advance assumed with the Premier National Bank acquisition. To date, First Security has not initiated the use of brokered deposits or Internet deposits as a source of funding; however, we assumed $4.2 million in brokered deposits with our acquisition of Premier National Bank, with $2.6 million remaining on deposit at September 30, 2003. Our certificates of deposit greater than $100 thousand were gathered in our local communities. Management believes that First Security’s liquidity sources are adequate to meet FSGBank’s operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. As of September 30, 2003, certificates of deposit totaled $246.6 million. The scheduled maturities of certificates of deposit are as follows:

(Dollars amounts in thousands)	Less than 1 year	1 to 3 years	Over 3 years	Total
Certificates of Deposit	$182,368	$50,299	$13,934	$246,601

At September 30, 2003, other borrowings included $9 million in FHLB advances (see Management’s Discussion and Analysis of Financial Condition and Results of Operation Deposits and Other Borrowings). Unfunded loan commitments and stand by letters of credit totaled $112.0 million and $3.3 million, respectively, at September 30, 2003. The following table illustrates our lease obligations, which included property and equipment leases, as of September 30, 2003.

(Dollars amounts in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Lease Obligations	$717	$1,240	$1,047	$2,982	$5,986

Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $3.1 million for the nine months ended September 30, 2003. Cash provided by operations was available to increase earning assets.

Capital Resources

We continue to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards to be well capitalized call for a minimum total capital of 10% of risk-adjusted assets, including 6% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 5%. First Security and FSGBank maintain capital levels exceeding the minimum levels required for "well capitalized" banks and bank holding companies under applicable regulatory guidelines.

September 30, 2003	Well Capitalized	Adequately Capitalized	First Security	FSGBank*

Tier I capital to risk adjusted assets	6.0%	4.0%	14.3%	12.6%
Total capital to risk adjusted assets	10.0%	8.0%	15.5%	13.9%
Leverage ratio	5.0%	4.0%	11.4%	10.1%
*Banks merged September 2003
December 31, 2002	Well Capitalized	Adequately Capitalized	First Security	FSGBank - Dalton	FSGBank - Chattanooga	FSGBank - Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	16.4%	11.1%	11.0%	37.0%
Total capital to risk adjusted assets	10.0%	8.0%	17.6%	12.3%	12.3%	38.2%
Leverage ratio	5.0%	4.0%	12.6%	8.3%	9.2%	19.9%

September 30, 2002	Well Capitalized	Adequately Capitalized	First Security	FSGBank Dalton	FSGBank - Chattanooga	FSGBank - Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	16.7%	10.4%	10.1%	25.6%
Total capital to risk adjusted assets	10.0%	8.0%	18.0%	11.6%	11.3%	26.8%
Leverage ratio	5.0%	4.0%	13.1%	8.2%	8.6%	11.8%
*On September 24, 2003, our three FSGBank charters (Dalton, Chattanooga, and Maynardville) were merged into one bank charter.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Security to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "intend," "seeks," or other similar words and expressions of the future.

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

First Security's interest rate risk management is the responsibility of the Asset/Liability Committee ("ALCO"). ALCO has established policies and limits to monitor, measure and coordinate First Security's sources, uses, and pricing of funds.

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

First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at the end of the period, an exposure to falling rates and a benefit from rising rates. More specifically, for the period ended September 30, 2003 the model forecasts a decline in net interest income of $1,954 thousand or 12.0%, as a result of a 200 basis point decline in rates. The model also predicts a $1,364 thousand increase in net interest income, or 8.4%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of September 30, 2003. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of September 30. 2003
(in thousands)

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$14,323	$16,277	$17,641
Dollar change net interest income	(1,954)	-	1,364
Percent change net interest income	-12.0%	0.00%	8.4%

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are resonably likely to material affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	EXHIBIT NUMBER	DESCRIPTION

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (b) under the Securities Exhange Act of 1934

	32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (b) under the Securities Exchange Act of 1934

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended September 30, 2003.

Current Report on Form 8-K dated and filed August 13, 2003, Items 5 and 7.

Current Report on Form 8-K dated and filed September 16, 2003, Item 12.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 14, 2003	/s/ Rodger B. Holley

Rodger B. Holley
Chairman, Chief Executive Officer & President

November 14, 2003	/s/ William L. Lusk, Jr.

William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President

