Form 10-K
period 2003-12-31
FIRST SECURITY GROUP INC/TN
filed 2004-03-15
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
Common Stock, $.0083 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 5, 2004, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $96,848,670.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒          No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.0083 par value:
10,585,659 shares outstanding as of March 5, 2004

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties, and other factors which may cause the actual results, performance, financial condition, or achievements of First Security to be materially different from future results, performance, financial condition, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "assure," "believe," "contemplate," "expect," "estimate," "project," "continue," "intend," "design, " "seeks," or similar words and expressions of the future.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate and credit risks;

•
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

•
the effect of any mergers, acquisitions or other transactions to which First Security or its subsidiaries may from time to time be a party, including, without limitation, First Security's ability to successfully integrate any businesses that it acquires; and

•	the failure of assumptions underlying the establishment of reserves for possible loan losses.

All written or oral forward-looking statements attributable to First Security are expressly qualified in their entirety by this Special Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

PART I

Item 1.	Description of Business

OUR COMPANY

General

First Security was incorporated in 1999, and is a bank holding company regulated and supervised by the Board of the Federal Reserve System and the Office of the Comptroller of the Currency. As of December 31, 2003, First Security and its subsidiary had total assets of approximately $645 million, total deposits of approximately $540 million, and shareholders' equity of approximately $82 million. Our website address is www.fsgbank.com.

First Security became the parent holding company of Dalton Whitfield Bank on September 16, 1999, Frontier Bank on June 24, 2000, and First State Bank on July 20, 2002. On March 31, 2003, Dalton Whitfield Bank, Frontier Bank and First State Bank filed applications with the Office of the Comptroller of the Currency to convert from state chartered banks to national banks. On May 7, 2003, the OCC approved the conversion applications, and the banks completed the conversions on June 2, 2003. After the conversions, each of the banks became known as “FSGBank, National Association”. For purposes of financial reporting, each bank was referred to as follows:

“FSGBank – Dalton”: formerly known as Dalton Whitfield Bank
“FSGBank – Chattanooga”: formerly known as Frontier Bank
“FSGBank – Maynardville”: formerly known as First State Bank

On August 6, 2003, we filed an application with the Office of the Comptroller of the Currency to merge FSGBank – Dalton with and into FSGBank – Chattanooga and to merge FSGBank – Maynardville with and into FSGBank – Chattanooga. On September 24, 2003, the OCC approved this application and the banks were merged on that date. FSGBank – Chattanooga is the surviving bank and the national bank charters of FSGBank – Dalton and FSGBank – Maynardville were terminated. None of our present banking locations was eliminated as a result of the merger. For purposes of this Form 10-K, the consolidated results of FSGBank – Chattanooga will be referred to as “FSGBank”. FSGBank’s office locations in Dalton, Georgia operate under the name “Dalton Whitfield Bank”.

FSGBank is a national banking association organized under the laws of the United States. Since inception, FSGBank has continued the commercial banking business of its predecessors. FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati. As of December 31, 2003 FSGBank operated eighteen banking offices in Tennessee and six banking offices in Georgia. FSGBank's deposits are insured by the FDIC. Through FSGBank, First Security provides a broad range of banking and financial services in the following cities of east Tennessee: Chattanooga (four locations), East Ridge, Signal Mountain, Ooltewah, Athens, Tellico Plains, Madisonville, Sweetwater (two locations), Loudon, Lenoir City, Knoxville, Maynardville (two locations) and Jefferson City; as well as the following cities of northwest Georgia: Dalton (four locations), Rocky Face and Ringgold. Our goal is to offer personalized and flexible banking services to the communities in our primary market areas.

On July 23, 2003, we entered into a Purchase and Assumption Agreement by and between National Bank of Commerce and FSGBank. According to the terms of the agreement, we purchased certain assets and assumed substantially all of the deposits and other liabilities of National Bank of Commerce’s branch offices located at Madisonville, Tennessee, Sweetwater, Tennessee, and Tellico Plains, Tennessee. On December 4, 2003, we consummated this transaction and assumed $47.5 million of deposits and other liabilities and we acquired select assets, including cash received from National Bank of Commerce. The transaction resulted in $886 thousand of goodwill and $1.5 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis that reflects the pattern of the expected run-off of the related deposits. The National Bank of Commerce branches were merged into FSGBank.

One of FSGBank’s predecessor institutions was Dalton Whitfield Bank. Dalton Whitfield Bank was a Georgia banking corporation engaged in a general commercial banking business. On September 16, 1999, it opened for business and simultaneously acquired selected assets and substantially all of the deposits of Colonial Bank's three branches located in Dalton, Georgia. Colonial had acquired these operations in January 1997. As a result of the branch acquisition, Dalton Whitfield Bank acquired selected assets (including cash received from Colonial Bank) with fair values that exceeded the $70.3 million of liabilities it assumed (including deposits and accrued interest) by $6.2 million, which was determined to be goodwill. Approximately three years later, on November 19, 2002, First Security, Dalton Whitfield Bank and Premier National Bank of Dalton entered into an Agreement and Plan of Merger. We completed the acquisition effective March 31, 2003. The merger agreement provided that Premier National Bank of Dalton would merge with and into Dalton Whitfield Bank. The aggregate purchase price was $11.7 million, including common stock valued at $11.5 million, cash of less than $1 thousand (representing payments in lieu of fractional shares), and $248 thousand in acquisition costs, such as legal, accounting and investment banking fees. The value of the 1,378,423 shares issued was determined based on the estimated market price of First Security’s common shares before and after the terms of the acquisition were agreed to and announced. The transaction resulted in $3.5 million of goodwill and $1.3 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis that reflects the pattern of the expected run-off of the related deposits. The results of operations of Premier National Bank (which was merged into and with Dalton Whitfield Bank) are included in First Security’s results beginning April 1, 2003; the balance sheet of Premier National Bank was included with Dalton Whitfield Bank’s (and therefore First Security’s) balance sheet effective March 31, 2003, the acquisition date. During its existence, Dalton Whitfield Bank's deposits were insured by the FDIC. In addition, Dalton Whitfield Bank was a member of the Federal Home Loan Bank of Atlanta. Dalton Whitfield Bank provided banking and financial services in Dalton (four locations) and Rocky Face, Georgia.

FSGBank’s predecessor institutions also included Frontier Bank, which was a Tennessee banking corporation that has engaged in the general commercial banking business since its charter date in June 2000. Frontier Bank's deposits were insured by the FDIC. Frontier Bank was a member of the Federal Home Loan Bank of Cincinnati. Frontier Bank provided banking and financial services in Chattanooga (four locations), East Ridge, Signal Mountain, Ooltewah, Athens, Sweetwater and Lenoir City, Tennessee. In addition, Frontier Bank had a loan production office in Loudon, Tennessee (which subsequently converted to a full service banking branch on June 30, 2003). Outside of the Chattanooga market, Frontier Bank operated under the name "First Security Bank."

FSGBank’s third predecessor institution was First State Bank, which was a Tennessee banking corporation engaged in the general commercial banking business since it opened in 1974. On July 20, 2002, First Security acquired all of First State Bank’s outstanding common stock for an aggregate purchase price of $8.6 million, which was paid in cash. The purchase price included $8.2 million to First State Bank’s shareholders and $438 thousand in acquisition costs, such as legal, accounting and investment banking fees. The transaction resulted in $1.9 million of goodwill and $1.0 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis that reflects the pattern of the expected run-off of the related deposits. First State Bank’s deposits were insured by the FDIC. First State Bank was a member of the Federal Home Loan Bank of Cincinnati. First State Bank provided a wide range of banking and financial services in Knoxville, Maynardville (two locations) and Jefferson City, Tennessee. In addition, First State Bank had a loan production office in Dandridge, Tennessee. Outside of the Maynardville market, First State Bank operated under the name of "FSGBank" in anticipation of our subsequent conversion to a national bank charter and corresponding name change.

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

Commercial Banking Operations

The commercial banking operations of FSGBank are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses.

FSGBank considers its primary market area for commercial banking services to be Hamilton, McMinn, Monroe, Loudon, Knox, Union and Jefferson Counties, Tennessee and Whitfield and Catoosa Counties, Georgia.

Our subsidiary bank provides traditional banking services, which includes the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to small and medium-sized businesses.

The retail nature of the commercial banking operations of FSGBank allows for diversification of depositors and borrowers, and management believes that FSGBank does not depend upon a single or a few customers. As of December 31, 2003, First Security identified one credit risk concentration of carpet-industry related commercial banking loans of approximately $14.7 million or 25% of FSGBank’s Tier 1 Capital . These carpet-industry related loans include loans to carpet and rug manufacturers, finishing plants, winding mills, textile machinery companies and carpet sample companies. Otherwise, we do not believe our credits are concentrated within a single industry or group of related industries.

Mortgage Banking Operations

First Security's residential mortgage banking operations depend upon traditional financing sources, such as deposits, to fund the origination and holding of mortgage loans pending sale in the secondary market. Currently, we sell substantially all of the mortgage loans we originate, and the purchaser of these mortgage loans also acquires the rights to service such loans.

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

Seasonality and Cycles

Although we do not consider our commercial banking business to be seasonal, our mortgage banking business is somewhat seasonal, with the volume of home financings, in particular, being lower during the winter months. The Dalton, Georgia economy also is seasonal and cyclical as a result of its dependence upon the carpet industry and changes in construction of residential and commercial establishments. While the Dalton, Georgia economy is dominated by the carpet and carpet-related industries, FSGBank does not have any one customer from whom more than 10% of its revenues are derived. However, FSGBank has multiple customers, commercial and retail, that are directly or indirectly affected by, or are engaged in businesses related to the carpet industry that, in the aggregate, have historically provided greater than 10% of FSGBank's revenues.

Competition

The retail, commercial, and mortgage divisions of FSGBank operate in highly competitive markets. We compete directly in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies, locally, regionally and nationally, certain of which compete with offerings by mail, telephone, computer and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions. Office locations, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel are also important competitive factors that we emphasize.

Many other commercial or savings institutions currently have offices in First Security’s primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. The following table summarizes, as of December 31, 2003, the estimated number of commercial or savings institutions in our primary market areas, the estimated number of banking offices represented by the commercial and savings institutions in each county, the number of FSGBank offices in each county, and FSGBank’s estimated deposit market share in each county. In order to calculate the estimated deposit market share we used FSGBank’s county deposits as of year-end for the numerator and the total county deposits according to the most current FDIC Summary of Deposits Report (June 30, 2003) for the denominator.

Market Area	Number of Commercial or Savings Institutions	Number of Banking Offices	Number of FSGBank Offices	FSGBank’s Estimated Market Share

Hamilton County, Tennessee	15	108	7	3.49%
McMinn County, Tennessee	11	22	1	3.10%
Monroe County, Tennessee	10	25	4	16. 81%
Loudon County, Tennessee	8	20	2	4.01%
Knox County, Tennessee	22	132	1	0.15%
Union County, Tennessee	3	6	2	33.48%
Jefferson County, Tennessee	8	14	1	7.40%
Whitfield County, Georgia	13	28	5	14.67%
Catoosa County, Georgia	10	16	1	0.14%
All Counties in Market Area	47*	371	24	3.72%

* Many of our competitors serve the same counties we do. Within FSGBank’s market area, there are 47 different commercial or savings institutions.

Virtually every type of competitor for business of the type served by FSGBank has offices in Atlanta, Georgia approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, FSGBank’s five largest competitors include First Tennessee Bank, NA, SunTrust Bank, AmSouth Bank, Home Federal Bank of Tennessee, and Bank of America, NA. These institutions, as well as other competitors of FSGBank, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer, and can better afford and make broader use of media advertising, support services, and electronic technology than FSGBank. To offset these competitive disadvantages, FSGBank depends on its reputation as being an independent and locally-owned community bank having greater personal service, community involvement, and the ability to make credit and other business decisions quickly and locally.

Employees

On December 31, 2003, we had 248 full-time employees and 15 part-time employees. Our staff will increase as a result of our branching activities anticipated in 2004. First Security considers our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website address is www.fsgbank.com. From this website anyone may select the “Corporate Info” tab followed by selecting “SEC Filings”. This is a direct link to First Security’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

SUPERVISION AND REGULATION

Both First Security and FSGBank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

First Security

Since First Security owns all of the capital stock of FSGBank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, First Security is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisitions of Banks . The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, First Security, as well as additional banks located within Tennessee or Georgia, may purchase a bank located outside of Tennessee or Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee or Georgia may purchase a bank located inside Tennessee or Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years, and Tennessee Law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years.

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Permitted Activities.  A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	Banking or managing or controlling banks; and

•	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

To qualify to become a financial holding company, FSGBank and any other depository institution subsidiary of First Security must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, First Security must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While First Security meets the qualification standards applicable to financial holding companies, First Security has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, First Security is expected to act as a source of financial strength for FSGBank and to commit resources to support the FSGBank. This support may be required at times when, without this Federal Reserve policy, First Security might not be inclined to provide it. In addition, any capital loans made by First Security to FSGBank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of First Security’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of FSGBank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FSGBank

Since FSGBank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines FSGBank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, FSGBank’s deposits are insured by the FDIC to the maximum extent provided by law. FSGBank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under both Tennessee and Georgia law, FSGBank may open branch offices throughout Tennessee or Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, FSGBank may acquire branches of existing banks located in Tennessee or Georgia. FSGBank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Tennessee and Georgia law, with limited exceptions, currently permit branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Tennessee has opted in and therefore, any out-of-state bank can establish a start-up branch in Tennessee as long as that state’s banking law would also allow Tennessee banks to establish start-up branches in the state. Therefore, FSGBank may establish start-up branches in any state that would allow a Tennessee bank to do the same.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by FSGBank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

FSGBank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, FSGBank is exempt from the requirements of GAFLA.

The deposit operations of FSGBank are subject to:

11

•
The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

First Security and FSGBank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of First Security, and the Office of the Comptroller of the Currency, in the case of FSGBank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. FSGBank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 14.3% and our ratio of Tier 1 Capital to risk-weighted assets was 13.1%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Description of Business – SUPERVISION AND REGULATION —FSGBank— Prompt Corrective Action .”

See “Note 15 – Minimum Regulatory Capital Requirements” in the Consolidated Financial Statements for the capital ratios of First Security and FSGBank.

Dividends

First Security is a legal entity separate and distinct from FSGBank. The principal sources of  First Security’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that FSGBank pays to its sole shareholder, First Security. Statutory and regulatory limitations apply to FSGBank’s payment of dividends to First Security as well as to First Security’s payment of dividends to its shareholders.

FSGBank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of FSGBank’s net profits for that year, plus (2) FSGBank’s retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by First Security and FSGBank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, FSGBank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Description of Business – SUPERVISION AND REGULATION —FSGBank— Prompt Corrective Action .”

Restrictions on Transactions with Affiliates

First Security and FSGBank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. FSGBank must also comply with other provisions designed to avoid the taking of low-quality assets.

First Security and FSGBank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

FSGBank is also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the FCRA (the “FCRA Amendments”) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

The FCRA Amendments include, among other things:

•
new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•
for entities that furnish information to consumer reporting agencies (which would include FSGBank, new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

Prior to the effective date of the FCRA Amendments, First Security and its affected subsidiary will implement policies and procedures to comply with the new rules.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. First Security and its subsidiary also will implement procedures to comply with these new rules prior to the effective date of the rules . We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring FSGBank to establish a customer identification program under Section 326 of the USA PATRIOT Act. First Security and its subsidiary implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.	Properties

During 2003, we conducted our business primarily through our office located at 817 Broad Street, Chattanooga, Hamilton County, Tennessee. This facility is four stories with a basement and contains approximately 15,256 square feet of finished space which we lease. First Security and FSGBank occupy the first three floors and half of the basement. The fourth floor and half of the basement are unfinished space. The original term of the lease expired on February 28, 2003, however it has three successive one-year renewal options. In 2003 we exercised our second renewal option extending the lease until February 28, 2005. In October 2003, First Security amended the lease to add an additional 1,750 square feet (half of the basement) to accommodate the centralization of our geographically dispersed loan operation departments. The 817 Broad Street location is also FSGBank's main office facility and opened for business as a bank office on June 26, 2000.

On July 9, 2003, First Security acquired a building located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee. The building is masonry construction with one story and a full basement. Combining the main level and the basement, the building contains approximately 39,700 square feet. The current use of the main level of the building is monthly-pay covered parking and is a source of income to First Security. The basement is currently not being used. First Security purchased this building in anticipation of renovating it and relocating our primary business offices and the main office of FSGBank to that location.

Our banking offices are in good condition, are suitable to our needs, and, for the most part, are relatively new. For purposes of this report, the branch facilities are grouped by county and described as follows.

In Hamilton County, Tennessee, FSGBank operates six full service branches in addition to the main office. On July 3, 2000 we opened a branch, which contains approximately 3,400 square feet, located at 1740 Gunbarrel Road, Chattanooga, Tennessee with a lease that expires on May 24, 2010. This lease has two successive five-year renewal options, as well as options to purchase the facility in the fifth and tenth years of the original lease. The next Hamilton County branch opened on July 28, 2000, is also approximately 3,400 square feet, and is located at 4227 Ringgold Road, East Ridge, Tennessee with a lease that expires on July 20, 2010. This lease has two successive five-year renewal options, as well as options to purchase the facility in the fifth and tenth years of the original lease. On May 7, 2001 we opened a branch with approximately 3,400 square feet, located at 4535 Highway 58, Chattanooga, Tennessee. FSGBank owns the property and building at the Highway 58 location. The next Hamilton County branch opened on May 29, 2001, is approximately 2,500 square feet, and is located at 820 Ridgeway Avenue, Signal Mountain, Tennessee with a lease that expires on December 31, 2010. This lease had an option to purchase the facility in January 2003, which we exercised. On October 22, 2001 we opened a branch with approximately 1,000 square feet, located at 1409 Cowart Street, Chattanooga, Tennessee with a land lease that expires on December 31, 2010. This lease has two successive five-year renewal options. FSGBank owns the building at the Cowart Street location; additionally, this location serves as the drive-thru for FSGBank's main office, as approximately five city blocks separate the two locations. On July 8, 2002 we opened a branch located at 9217 Lee Highway, Ooltewah, Tennessee. FSGBank owns the building, which is approximately 3,400 square feet, and the property.

In McMinn County, Tennessee, FSGBank operates one branch at 835 South Congress Parkway, Athens, Tennessee. This branch opened on November 6, 2000. FSGBank owns the building, which is approximately 1,400 square feet, and the property.

In Monroe County, Tennessee, FSGBank operates four full service branches and plans to open a fifth branch in 2004. The first branch opened for business on June 26, 2000, is approximately 3,000 square feet, and is located at 761 New Highway 68, Sweetwater, Tennessee. FSGBank owns the building and property. On December 4, 2003, we acquired the remaining four Monroe County locations from National Bank of Commerce. One of these branches is located at 301 North Main Street, Sweetwater, Tennessee. FSGBank owns the building, which is approximately 4,650 square feet, and the property. The next branch is located at 215 Warren Street, Madisonville, Tennessee. FSGBank owns the building, which is approximately 8,456 square feet (including a main level and a finished basement), and the property. The third branch is located at 405 Highway 165, Tellico Plains, Tennessee. FSGBank owns the building, which is approximately 3,565 square feet, and the property. The fourth location we anticipate opening as a full service “drive-thru” branch in 2004 at 4215 Highway 411, Madisonville, Tennessee. This location was included in the premises and equipment of the National Bank of Commerce branch acquisition and had been closed by a predecessor institution. FSGBank owns the building, which is approximately 472 square feet, and the property. On September 24, 2003, FSGBank received regulatory permission to establish this branch subject to the consummation of our National Bank of Commerce branch acquisition. We anticipate opening this branch in 2004.

In Loudon County, Tennessee, FSGBank operates two full service branches. On June 30, 2003 we opened a full service branch located at 2270 Highway 72 N, Loudon, Tennessee. FSGBank owns the building, which is approximately 1,860 square feet, and the property. Prior to opening this branch, FSGBank operated a 1,000 square foot loan production office at 702 Grove Street, Suite 100, Loudon, Tennessee with a month-to-month lease. Upon opening 2270 Highway 72N branch, we closed the 702 Grove Street loan production office with no further operating lease obligations. On October 27, 2003 we opened a full service branch located at 705 East Broadway, Lenoir City, Tennessee. FSGBank owns the building, which is approximately 3,610 square feet, and the property. Prior to opening this branch, FSGBank operated a 3,200 square foot full-service branch located at 119 Broadway West, Lenoir City, Tennessee with a short term operating lease. Upon opening the 705 East Broadway branch, we closed the 119 Broadway West branch with no further lease obligations.

In Knox County, Tennessee, FSGBank operates two full service branches and plans to open an additional full service branch in 2004. On March 14, 2003 and May 20, 2003 we opened office Suites 300 and 100, respectively, of a full service branch located at 109 Northshore Drive, Knoxville, Tennessee. Both office suites are leased. The lease on Suite 300 expires on March 1, 2008 and has four successive three-year renewal options. The lease on Suite 100 expires on July 1, 2006 and also has four successive three-year renewal options. Generally speaking, deposit operations are conducted in Suite 100, which is approximately 550 square feet, and loan production occurs in Suite 300, which is approximately 4,282 square feet. Prior to opening this branch, FSGBank operated a 1,000 square foot loan production office located at 318 Erin Drive, Suite 8, Knoxville, Tennessee with a short term operating lease. Upon opening the 109 Northshore Drive, Suite 300 branch, we closed the 318 Erin Drive loan production office with no further operating lease obligation. On March 2, 2004 we opened a full service branch with approximately 3,743 square feet, located at 155 North Campbell Station Road, Knoxville, Tennessee with a land lease that expires on April 1, 2024. This lease has four successive five-year renewal options. FSGBank owns the building at 155 North Campbell Station Road. On November 26, 2003 we received regulatory approval to open a full service branch to be located at 307 Lovell Road, Knoxville, Tennessee, with a land lease that expires on December 31, 2013. This lease has six successive five-year renewal options. We plan to own the facility to be built on this site and anticipate opening the branch in 2004.

In Union County, Tennessee, FSGBank operates two full service branches. One branch is located at 2905 Maynardville Highway, Maynardville, Tennessee. This office contains approximately 12,197 square feet of finished space for general bank purposes. The building was originally built in 1996, although First Security acquired it on July 20, 2002. We own the building and land. To purchase the land, on January 5, 1995, the predecessor institution entered, and we assumed, a 240-month mortgage, which matures on January 5, 2015. Also on July 20, 2002, we acquired a branch containing approximately 2,000 square feet and located at 216 Maynardville Highway, Maynardville, Tennessee with a ten-year lease that expired on March 16, 1993. This lease had one fifteen-year renewal option, which was exercised. In 1999, the State of Tennessee advised First State Bank that this branch was in the path of the future project to widen Highway 33. As a result, First State Bank purchased a vacant lot in close proximity so that it may relocate this branch. To date, the highway widening project has not commenced and neither has construction on a replacement branch.

In Jefferson County, Tennessee, FSGBank operates one full service branch and plans to open an additional full service branch in 2004. On October 14, 2003 we opened a branch with approximately 3,743 square feet, located at 167 West Broadway Boulevard, Jefferson City, Tennessee. FSGBank owns the property and building at this location. Prior to opening this facility, we operated a full service branch at the same site using a 1,860 square foot modular branch building as a temporary facility. We recently relocated this modular branch building to 1013 South Highway 92, Dandridge, Tennessee where we anticipate opening a temporary branch facility until a permanent branch facility is constructed on the same site. On September 30, 2003 we received regulatory approval to open a full service branch at the 1013 South Highway 92 location. We own the property and plan to own the facility to be built on this site. In addition, we anticipate opening this branch in 2004. FSGBank had a 200 square foot loan production office at 1232 Gay Street, Dandridge, Tennessee with a month-to-month lease. Upon opening the 167 West Broadway Boulevard, Jefferson City branch, we closed the 1232 Gay Street loan production office with no further lease obligations.

In Whitfield County, Georgia, FSGBank operates five full service branches under the trade name Dalton Whitfield Bank. On September 17, 1999 we opened three branches that we acquired from Colonial Bank. The largest of these three branches is located at 401 South Thornton Avenue, Dalton, Georgia and was originally constructed in 1990. This masonry and steel constructed facility has two stories and a detached drive-thru containing approximately 16,438 square feet of finished space for general bank purposes. FSGBank owns this facility and the property. This location had a detached facility for mortgage operations, which we sold in December 2003. We moved our Dalton mortgage operation to our recently acquired 2918 East Walnut Avenue location, which had unused office space. The second branch opened on September 17, 1999 is located at 1237 Cleveland Road, Dalton, Georgia. FSGBank owns this building, which is approximately 3,300 square feet, and the property. The third branch opened on September 17, 1999 and was an inside grocery store branch that we subsequently closed on May 31, 2000 when the grocery store chain, Winn-Dixie, closed this particular location, among others, in a large down-sizing effort. On June 4, 2001 we opened a branch with approximately 2,400 square feet at 2709 Chattanooga Road, Suite 5, Rocky Face, Georgia with a lease that expires on September 30, 2005. This lease has a five-year renewal option. On March 31, 2003, we acquired the remaining two Whitfield County branches when we purchased Premier National Bank of Dalton. The larger of these two branches is located at 2918 East Walnut Avenue, Dalton, Georgia and was originally constructed in 1991. This masonry and steel constructed facility has two stories containing approximately 10,337 square feet of finished space for general bank purposes. FSGBank owns this facility and the property. The second branch purchased on March 31, 2003 is located at 715 South Thornton Avenue, Dalton, Georgia. FSGBank owns this building, which contains approximately 4,181 square feet, and leases the land. The land lease expires on March 31, 2031 has two successive five-year renewal options.

In Catoosa County, Georgia, FSGBank operates one full service branch. On July 14, 2003 we opened this branch, which contains approximately 3,400 square feet, located at 35 Poplar Springs Road, Ringgold, Georgia. FSGBank owns the property and building at this site.

As of December 31, 2003, First Security and its subsidiary owned six plots of land that were either vacant or were under construction to build a branch. The vacant lots are located in Sweetwater, Monroe County, Tennessee; Knoxville, Knox County, Tennessee; Maynardville, Union County, Tennessee; two lots in Dandridge, Jefferson County, Tennessee; and, Varnell, Whitfield County, Georgia. Our intent is to build banking facilities on each of these properties, except for the Sweetwater property and one of the lots in Dandridge. The Sweetwater vacant lot is located at 925 Highway 68, Sweetwater, Monroe County, Tennessee and was purchased prior to our acquisition of First Central Bank of Monroe County in June 2000. The Sweetwater vacant lot is currently for sale, as we no longer intend to build on the site. The Dandridge lot is located at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee. Subsequent to its purchase, the lot located at 1013 South Highway 92, Dandridge, Jefferson County, Tennessee was listed for sale. After a thorough investigation, we purchased the 1013 property because we determined that it was superior to the 1020 property for the operation of a bank branch. The 1020 property is currently for sale, as we no longer intend to build on the site. We received regulatory approval to build a full service bank branch on the 1013 property, as well as the vacant land in Knoxville located at 307 Lovell Road. We intend to open both bank branches in 2004.

Item 3.	Legal Proceedings

While First Security and FSGBank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against First Security or FSGBank that will, individually or in the aggregate, have a material adverse affect on the business or consolidated financial condition of First Security.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of shareholders of First Security, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Shares

No active public trading market exists for our common stock, and we have no reason to believe that an active trading market will develop in the foreseeable future. There are no present plans for our common stock to be listed or qualified for trading on any stock exchange or with Nasdaq. As of December 31, 2003, there were approximately 1,559 holders of record of First Security's common stock, and approximately 10,584,867 shares of common stock were issued and outstanding. We file periodic financial and other reports with the Securities and Exchange Commission.

The last selling price of our common stock based on information available to us was $10.00 per share on February 27, 2004. Our shares are infrequently traded in private transactions, and such trades are not necessarily indicative of the value of such shares. We have not issued any options to purchase our common stock other than to our directors, officers and employees pursuant to the Second Amended and Restated 1999 Long Term Incentive Plan and the 2002 Long Term Incentive Plan. In addition, non-employee director restricted stock grants were issued under the 2002 Long Term Incentive Plan in the year 2003.

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, the capital adequacy of First Security and FSGBank, opportunities for growth and expansion, our subsidiary’s need for funds, and other relevant factors, including applicable restrictions and governmental policies and regulations.

Our sources of income, other than investments held by us, and fees paid to us by our subsidiary, are limited to dividends we may receive from FSGBank. Our subsidiary’s ability to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends applicable to FSGBank, and our need to maintain adequate capital in FSGBank and in our holding company.

In 2003, First Security issued the following unregistered securities:

1. On January 9, 2003 we granted incentive stock options to purchase an aggregate of 18,000 shares of our common stock at an exercise price of $8.33 to an employee under the Second Amended and Restated 1999 Long-Term Incentive Plan. None of these options has been exercised, and none has been forfeited. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

2. On February 3, 2003 we granted incentive stock options to purchase an aggregate of 12,000 shares of our common stock at an exercise price of $8.33 to an employee under the Second Amended and Restated 1999 Long-Term Incentive Plan. None of these options has been exercised, and none has been forfeited. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

3. On February 26, 2003 we granted 20,000 shares of First Security common stock as restricted stock awards. An award of 5,000 shares each was issued to four of First Security’s non-employee directors. The awards were issued under First Security’s 2002 Long-Term Incentive Plan to persons eligible to receive such awards under that plan. The issuance of these shares is exempt from registration pursuant to both Sections 4(2) and 4(6) of the Securities Act as a private offering to accredited investors. These shares vested 100% on February 26, 2004. None of these grants has been forfeited. During the vesting period, each recipient was entitled to dividends paid on the restricted shares when declared and paid and were entitled to vote the restricted shares.

4. On April 22, 2003 we granted incentive stock options to purchase an aggregate of 163,200 shares of our common stock at an exercise price of $8.33 to our employees under the Second Amended and Restated 1999 Long-Term Incentive Plan. As of December 31, 2003, none of these options has been exercised, but 19,200 have been forfeited. In granting these incentive stock options to our employees, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

5. On April 22, 2003 we granted incentive stock options to purchase an aggregate of 33,000 shares of our common stock at an exercise price of $8.33 to our employees under the 2002 Long-Term Incentive Plan. As of December 31, 2003, none of these options has been exercised, but 9,000 have been forfeited. In granting these incentive stock options to our employees, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

6. On May 22, 2003 we granted non-qualified stock options to purchase an aggregate of 27,000 shares of our common stock at an exercise price of $8.33 to the non-employee directors under the 2002 Long-Term Incentive Plan. None of these options has been exercised, and none has been cancelled. In granting these incentive stock options to our non-employee directors, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

7. On June 25, 2003 we granted incentive stock options to purchase an aggregate of 25,000 shares of our common stock at an exercise price of $8.33 to an employee under the 2002 Long-Term Incentive Plan. None of these options has been exercised, and none has been cancelled. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

8. On July 3, 2003 a plan participant exercised the right to purchase 51 shares of our common stock at an exercise price of $6.41 under the Second Amended and Restated 1999 Long-Term Incentive Plan .

9. On July 14, 2003 we granted incentive stock options to purchase an aggregate of 15,000 shares of our common stock at an exercise price of $8.33 to an employee under the 2002 Long-Term Incentive Plan. None of these options has been exercised, and none has been cancelled. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

10. On July 21, 2003 we granted incentive stock options to purchase an aggregate of 25,000 shares of our common stock at an exercise price of $8.33 to an employee under the 2002 Long-Term Incentive Plan. None of these options has been exercised, and none has been cancelled. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

11. On July 28, 2003 we granted incentive stock options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $8.33 to an employee under the 2002 Long-Term Incentive Plan. None of these options has been exercised, and none has been cancelled. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

12. On September 30, 2003 a plan participant exercised the right to purchase 463 shares of our common stock at an exercise price of $6.41 under the Second Amended and Restated 1999 Long-Term Incentive Plan .

13. On December 17, 2003 we granted incentive stock options to purchase an aggregate of 500 shares of our common stock at an exercise price of $8.33 to an employee under the 2002 Long-Term Incentive Plan. None of these options has been exercised, and none has been cancelled. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

14. On December 30, 2003 several plan participants exercised the right to purchase 87,000 shares of our common stock at an exercise price of $6.41 under the Second Amended and Restated 1999 Long-Term Incentive Plan .

In 2002, First Security issued the following unregistered securities:

1. On March 19, 2002, First Security's non-underwritten private placement of up to $24 million in shares of First Security's common stock at a price of $8.33 per share became effective. Subsequently, the private placement was increased from $24 million to $30 million and then again to $33 million. The private placement closed on August 8, 2002, by which time First Security had sold 3,091,752 shares in the offering to 422 investors who all represented that they were accredited investors. The proceeds from this offering were used to acquire First State Bank and have been and will be used to support growth opportunities for First Security and its subsidiaries. We relied upon Rule 506 of regulation D of the Securities Act of 1933 to exempt this transaction from registration under the federal securities laws.

2. On March 26, 2002 we granted incentive stock options to purchase an aggregate of 3,600 shares of our common stock at an exercise price of $8.33 to an employee under the Second Amended and Restated 1999 Long-Term Incentive Plan. As of December 31, 2003, none have been exercised and 2,412 have been forfeited. In granting these incentive stock options to our employee, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

3. On October 24, 2002 we granted incentive stock options to purchase an aggregate of 153,600 shares of our common stock at an exercise price of $8.33 to our employees under the Second Amended and Restated 1999 Long-Term Incentive Plan. As of December 31, 2003, none have been exercised and 1,608 have been forfeited. . In granting these incentive stock options to our employees, we relied upon the exemptions under Sections 3(a)(11) and/or 4(2) to exempt the transactions from registration under the federal securities laws.

In 2001, First Security issued the following unregistered securities:

1. On February 1, 2001 we granted incentive stock options to purchase an aggregate of 395,148 shares of our common stock at an exercise price of $6.41 to our employees under the Second Amended and Restated 1999 Long-Term Incentive Plan. As of December 31, 2003, 87,514 have been exercised and 73,069 have been forfeited. In so granting incentive stock options to our employees, we relied upon the exemption under Rule 701 to exempt the transaction from registration under the federal securities laws.

2. On March 23, 2001 we granted incentive stock options to purchase an aggregate of 37,752 shares of our common stock at an exercise price of $6.41 to our employees under the Incentive Plan. None of these options have been exercised, and none have been forfeited. In so granting incentive stock options to our employees, we relied upon the exemption under Rule 701 to exempt the transaction from registration under the federal securities laws.

3. On April 15, 2001 we issued subordinated mandatory convertible promissory notes for $2.25 million to 9 investors who all represented that they were accredited investors. The principal and interest (6%) on these notes mandatorily converted into our common stock on October 15, 2001. The per share price for the underlying stock into which the notes converted was $8.33 per share. The proceeds from this offering were invested in FSGBank and used to support growth opportunities. In issuing these subordinated mandatory convertible promissory notes to these individuals, we relied upon Rule 506 of Regulation D to exempt the transaction from registration under the federal securities laws.

4. On July 3, 2001 we granted incentive stock options to purchase an aggregate of 17,640 shares of our common stock at an exercise price of $8.33 to our employees under the Incentive Plan. As of December 31, 2003, none have been exercised and 3,120 have been forfeited.  In so granting incentive stock options to our employees, we relied upon the exemption under Rule 701 to exempt the transaction from registration under the securities laws.

5. On August 1, 2001 we granted incentive stock options to purchase an aggregate of 6,600 shares of our common stock at an exercise price of $8.33 to our employees under the Incentive Plan. None of these options have been exercised, and none have been forfeited. In so granting incentive stock options to our employees, we relied upon the exemption under Rule 701 to exempt the transaction from registration under the securities laws.

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

The data presented below is derived from the consolidated financial statements of First Security and from Colonial Bank. FSGBank’s predecessor institution, Dalton Whitfield Bank, purchased certain assets and assumed certain liabilities when it acquired Colonial Bank's three Dalton, Georgia branches in September 1999. The financial statements of the three purchased Colonial Bank branches in Dalton, Georgia and of First Security have been audited by Joseph Decosimo and Company, LLP. The financial statements of the purchased Colonial Bank branches and the consolidated financial statements of First Security are included in another part of this Annual Report. You should read the selected consolidated financial data together with these historical financial statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data shown under "Colonial Bank Branches" includes banking operations conducted by Colonial Bank in Dalton, Georgia prior to our acquisition of these three branches in September 1999.

Selected Consolidated Financial Data

						Colonial Bank
	First Security					Branches

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Four Months	Eight Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	August 31,
	2003	2002	2001	2000	1999	1999

	(In thousands, except per share data)
Gross interest income	$31,554	$25,621	$20,793	$11,824	$2,348	$4,365
Gross interest expense	8,897	8,417	9,783	5,510	812	1,987

Net interest income	22,657	17,204	11,010	6,314	1,536	2,378
Provision for loan losses	2,122	1,948	2,496	811	-	280

Net interest income after provision	20,535	15,256	8,514	5,503	1,536	2,098
Noninterest income	5,318	3,819	2,743	1,088	176	541
Noninterest expense	22,278	14,915	11,004	7,504	2,542	1,905

Pretax income (loss)	3,575	4,160	253	(913)	(830)	734
Income tax expense (benefit)	1,119	1,558	235	(347)	(315)	279

Net income (loss)	$2,456	$2,602	$18	$(566)	$(515)	$455

Per Common Share:
Basic earnings (loss)	$0.24	$0.33	$0.00	$(0.11)	$(0.10)	N/A
Diluted earnings (loss)	0.24	0.33	0.00	(0.11)	(0.10)	N/A
Cash dividends declared	0.00	0.00	0.00	0.00	0.00	N/A
Book value (shareholders' equity)	7.79	7.47	6.54	6.21	6.29	N/A

At Period End:
Loans	$478,013	$348,582	$291,043	$152,913	$69,724	$61,502
Earning assets	575,996	436,774	328,330	177,461	92,843	94,874
Total assets	644,765	472,924	361,866	199,552	110,511	108,193
Deposits	540,304	384,483	293,877	162,514	74,885	91,791
Shareholders' equity	82,438	67,933	39,265	30,594	31,016	14,046
Shares outstanding - basic	10,585	9,095	6,004	4,927	4,927	N/A
Shares outstanding - diluted	10,674	9,191	6,102	4,927	4,927	N/A

Average Balances:
Loans	$422,332	$311,774	$221,624	$107,483	$48,439	$67,064
Earning assets	530,777	384,483	254,739	132,377	80,186	80,944
Total assets	578,258	415,810	279,377	150,308	96,028	101,161 [1]
Deposits	496,654	337,198	233,007	114,239	61,673	78,132
Shareholders' equity	78,284	56,039	33,292	30,754	30,822	13,819 [1]
Shares outstanding - basic	10,158	7,846	5,225	4,927	4,927	N/A
Shares outstanding - diluted	10,273	7,944	5,315	4,927	4,927	N/A

Key Ratios:
Return on average assets	0.42%	0.63%	0.01%	-0.38%	-0.54%	0.45%
Return on average shareholders' equity	3.14%	4.64%	0.05%	-1.84%	-1.67%	3.29%
Net interest margin, taxable equivalent	4.34%	4.53%	4.32%	4.77%	4.56%	4.41%
Efficiency ratio [2]	79.64%	70.95%	76.50%	101.40%	148.50%	65.30%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%	N/A
Average equity to average assets	13.54%	13.48%	11.92%	15.30%	28.10%	13.70%
Nonperforming assets to total assets	0.45%	0.16%	0.17%	0.06%	0.23%	0.09%
Nonperforming assets to loan loss reserve [3]	54.33%	14.10%	15.77%	5.66%	24.12%	7.67%

______________
1	Average computed by adding end of period for current year and prior year and dividing by two.
2	Noninterest Expense divided by the sum of Net Interest Income and Noninterest Income.
3	Colonial Bank did not separately allocate these to the three Dalton branches.

PRO FORMA STATEMENT OF OPERATIONS FOR 1999

  The following unaudited pro forma statement of operations for the year ended December 31, 1999 has been derived from the audited financial statements of the three Colonial Bank branches in Dalton, Georgia for the eight months ended August 31, 1999 and the audited financial statements of First Security for the four months ended December 31, 1999. The following unaudited pro forma statement of operations has also been adjusted to give effect to the purchase of Colonial Bank's three Dalton, Georgia branches as if this acquisition had occurred on January 1, 1999. This branch purchase was accounted for using the purchase method of accounting. The pro forma information included in this Annual Report does not purport to represent what First Security's results of operations would actually have been had the branch purchase occurred on January 1, 1999. The pro forma statement of operations should be read in conjunction with the statement of operations of the three purchased Colonial Bank branches for the eight months ended August 31, 1999 and First Security's statement of operations data for the four months ended December 31, 1999, both of which are included elsewhere in this Annual Report and have been audited by Joseph Decosimo and Company, LLP, independent public accountants.

	Colonial
	Bank	First
	Branches	Security
	(8 Months)	(4 Months)	Combined	Adjustments	Pro Forma

	(In thousands, except per share data)

Interest income	$4,365	$2,348	$6,713	$(315)(1)	$6,398
Interest expense	1,987	812	2,799	315(1)	2,484

Net interest income	2,378	1,536	3,914	0	3,914
Provision for loan losses	280	0	280	0	280

Net interest income after provision	2,098	1,536	3,634	0	3,634
Noninterest income	541	176	717	0	717
Noninterest expense	1,905	2,542	4,447	319(2)	4,766

Pretax income (loss)	734	(830)	(96)	(319)	(415)
Income tax expense (benefit)	279	(315)	(36)	(121)	(157)

Net income (loss)	$455	$(515)	$(60)	$(198)	$(258)

PER COMMON SHARE(3)
Basic earnings (loss)	--	(0.10)	--		(0.18)(3)
Diluted earning (loss)	--	(0.10)	--		(0.18)(3)
Cash dividends declared	--	0.00	--		N/A
(Book value)	--	6.29	--		N/A

1	Reflects the elimination of interest income earned by First Security on its deposit with Colonial Bank during the eight month period ended August 31, 1999.

2
Reflects a full year effect of depreciation associated with the write-up of the fair market value of the assets acquired in First Security's purchase of Colonial Bank's three Dalton, Georgia branches and amortization expense related to the goodwill associated with this branch purchase.

3	Based on approximately 1.4 million weighted average shares outstanding for the year.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

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

All per share data has been retroactively adjusted for the 12 for 10 stock split effected on June 16, 2003. As a result of the split, the par value has been adjusted from $.01 to $0.0083 per share; however, we have rounded the par value to $0.01 per share for presentation purposes. Retroactive adjustments were also made to all per share data for the 13 for 10 stock split in the form of a stock dividend effected on April 15, 2001.

Year Ended December 31, 2003

The following discussion and analysis sets forth the major factors that affected First Security's financial condition as of December 31, 2003 and 2002, and results of operations for the three years ended December 31, 2003 as reflected in the audited financial statements.

Overview

As of December 31, 2003, First Security had total consolidated assets of $644.8 million, total loans of $478 million, total deposits of $540.3 million, and shareholders' equity of $82.4 million. In 2003, our net income was $2.5 million while basic and diluted net income was $0.24 per share.

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

Critical Accounting Policies

The accounting and reporting policies of First Security and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. First Security’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements.” Critical accounting policies include the initial adoption of an accounting policy that has a material impact of its financial presentation and accounting estimates reflected in its financial statements that require First Security to make assumptions about matters that were highly uncertain at the time of estimation. Disclosure about critical estimates is required if different estimates that First Security reasonably could have used in the current period, would have a material impact on the presentation of First Security’s financial condition, changes in financial condition or results of operations. Accounting policies related to the allowance for loan losses represent a critical accounting estimate.

The allowance for loan losses is established and maintained at levels management deems adequate to cover probable losses inherent in the portfolio as of the balance sheet date. The level is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, underlying estimated values of collateral securing loans, current economic conditions and other factors. Should any of these factors change, the estimate of credit losses in the loan portfolio and the related allowance would also change.

Recent Accounting Developments

First Security adopted the provisions of several new accounting pronouncements during 2003. The provisions of these pronouncements and the related effect on First Security's financial statements are discussed in the Recent Accounting Pronouncements section of Note 1 to the Consolidated Financial Statements.

Results of Operations

First Security reported net income for 2003 of $2.5 million versus net income for 2002 of $2.6 million. The net income for 2001 was $18 thousand. In 2003, basic and diluted net income was $0.24 per share on 10,158 thousand and 10,273 thousand weighted average basic and diluted shares outstanding, respectively. In 2002, basic and diluted net income per share was $0.33 on 7,846 thousand and 7,944 thousand weighted average basic and diluted shares outstanding, respectively. For 2001, basic and diluted net income per share was $0.00 on 5,225 thousand and 5,315 thousand weighted average basic and diluted shares outstanding, respectively.

Net income in 2003 was below the 2002 level for two basic reasons: we invested in our future growth and we sustained nonrecurring charges to earnings. By investing in our future, we are positioning First Security for further balance sheet and earnings growth. We invested in new bank branch locations and new employees to staff these locations. In 2003 we opened or acquired ten new full service bank branches and hired an additional 71 full time equivalent employees. As of December 31, 2003, we had 24 banking offices, including the headquarters, and 258 full time equivalent employees. Although, we anticipate that our branch network and our employees will propel our growth in 2004, we are mindful of the fact that growth and branching add expense (such as administrative cost, occupancy expense, and salaries and benefits expense) before earnings. In other words, we are spending money now in order to make money in the future. Nonrecurring charges in 2003 included $538 thousand of one-time expenses related to (1) our acquisition of Premier National Bank of Dalton, (2) our acquisition of the National Bank of Commerce branches, (3) our banks’ conversion to OCC banking charters, (4) the change of our banks’ names to FSGBank, and (5) the merger of our banks’ charters.

Through the adoption of SFAS 142, goodwill amortization expense was not incurred after 2001; however, the goodwill will be written down should the carrying value become impaired. In 2003, management determined that the carrying value of First Security’s goodwill had not been impaired, and as a result, no write down expenses were incurred. For comparative purposes, net income per average share (basic and diluted), without amortization of goodwill (net of tax benefit), for 2001 would have been $0.06.

We believe that our net income will improve in 2004 as a result of our anticipated growth through branching and marketing efforts.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income
	For the Years Ended December 31,

	2003	Change From Prior Year	%	2002	Change From Prior Year	%	2001	Change From Prior Year	%

	(Dollar amounts in thousands)
Interest income	$31,554	$5,933	23.16%	$25,621	$4,828	23.22%	$20,793	$8,969	75.85%
Interest expense	8,897	480	5.70%	8,417	(1,366)	-13.96%	9,783	4,273	77.55%

Net interest income	22,657	5,453	31.70%	17,204	6,194	56.26%	11,010	4,696	74.37%
Provision for loan losses	2,122	174	8.93%	1,948	(548)	-21.96%	2,496	1,685	207.77%

Net interest income after provision for loan losses	20,535	5,279	34.60%	15,256	6,742	79.19%	8,514	3,011	54.72%
Noninterest income	5,318	1,499	39.25%	3,819	1,076	39.23%	2,743	1,655	152.11%
Noninterest expense	22,278	7,363	49.37%	14,915	3,911	35.54%	11,004	3,500	46.64%

Income before income taxes	3,575	(585)	-14.06%	4,160	3,907	1544.27%	253	1,166	-127.71%
Income tax expense	1,119	(439)	-28.18%	1,558	1,323	562.98%	235	582	-167.72%

Net income	$2,456	$(146)	-5.61%	$2,602	$2,584	14355.56%	$18	$584	-103.18%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2003, net interest income was $22.7 million or 32% more than the 2002 level of $17.2 million, which in turn was 56% more than the 2001 level of $11 million.

First Security monitors and evaluates the effects of certain risks on its earnings and seeks balance between the risks assumed and the returns sought. Some of these risks include interest rate risk, credit risk and liquidity risk.

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

Interest income in 2003 was $31.6 million, or a 23% increase over the 2002 level of $25.6 million, which was 23% more than the $20.8 million earned in 2001. Year-to-year increases from 2001 to 2002 to 2003 were due to the annual increases in the volume of earning assets. Average earning assets in 2003 were $530.8 million, an increase of $146.3 million or 38% from 2002 average earning assets. In 2003, our earning assets increased due to (1) the deposit gathering activities of FSGBank – deposits raised were used to fund or acquire earning assets, (2) the acquisition of Premier National Bank of Dalton – which had approximately $76.2 million in earning assets on the acquisition date, March 31, 2003, and (3) the acquisition of the National Bank of Commerce branches – which had approximately $12.9 million in earning assets on the acquisition date, December 4, 2003. These additional earning assets have enabled First Security to earn more interest income. Counteracting the additional earnings from increased volumes were the decreases in yields on earnings assets. The tax equivalent yield on earning assets decreased in 2003 to 6.01% from 6.72% in 2002 (or 71 basis points); similarly, the yield on earning assets decreased in 2002 by 144 basis points from the 2001 level of 8.16%. The decreases in yield relate to the Federal Reserve decreasing the federal funds rate and the discount rate 11 times in 2001, one time in 2002, and one time in 2003, which caused reductions in the prime-lending rate. The decline in yield on earning assets from 2002 to 2003 slowed in comparison to the decline in yield from 2001 to 2002 due to approximately 45% of our earnings assets repricing within 12 months and our positive asset gap (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Sensitivity”). Due to general economic weakness, as well as the loans and investment securities which continue to reprice at current interest rates, we anticipate that interest rates on earning assets will continue to decrease in 2004.

Total interest expense was $8.9 million in 2003 compared to $8.4 million in 2002, or 5.7% higher. Similar to interest income, interest expense in 2003 increased due to annual increases in the volume of interest bearing liabilities. However, from 2001 to 2002, interest expense decreased because the impact of lower rates paid on deposits exceeded the increase in interest expense resulting from the additional volume of interest bearing liabilities. Average interest-bearing liabilities increased $115.2 million or 39% from 2002 to 2003. Similarly, the increase from 2001 to 2002 was $93.3 million or 45%. As with interest income, the increase in 2003 is due to (1) FSGBank’s market penetration, (2) our acquisition of Premier National Bank of Dalton, and (3) our acquisition of the National Bank of Commerce branches. The average rate paid on average interest-bearing liabilities decreased 66 basis points from 2.81% in 2002 to 2.15% in 2003. In 2002, the rate paid was 194 basis points lower than the 2001 level of 4.75%. The rate decreases in 2003 and 2002 resulted from the previously discussed Federal Reserve policy changes and the associated repricing characteristics of the interest bearing liabilities. Although we believe that interest rates offered on interest-bearing liabilities in 2004 will be relatively stable, absent any competitive pricing pressures, we feel that our average rate paid on interest bearing liabilities will decrease as our time deposits mature and reprice at lower levels.

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

First Security's net interest rate spread (on a tax equivalent basis) was 3.86% in 2003, 3.91% in 2002, and 3.41% in 2001, while the net interest margin (on a tax equivalent basis) was 4.34% in 2003, 4.53% in 2002, and 4.32% in 2001. The decreased net interest margin from 2002 to 2003 was due to (1) the continued repricing pressures from the Federal Reserve rate decreases and (2) changes in the mix of our earning assets (in an effort to improve our liquidity, we increased liquid assets, such as investment securities and federal funds sold, which are lower yielding assets) (see “Management's Discussion and Analysis of Financial Condition and Results of Operation – Liquidity”). Average interest bearing liabilities as a percentage of average earning assets was 78% in 2003 and 2002 compared to 81% in 2001.

Interest rate decreases in 2001 resulted from the Federal Reserve's initiative to stimulate economic growth in the weakening U.S. economy. In 2001 the Federal Reserve cut interest rates 11 times for an aggregate total of 4.75%. At the beginning of 2001, the federal funds rate and the prime lending rate were 6.5% and 9.5%, respectively. By the end of 2001, these rates had decreased to 1.75% and 4.75%. On November 6, 2002, the Federal Reserve dropped interest rates 0.5%, which effectively decreased the federal funds rate and the prime-lending rate to 1.25% and 4.25%, respectively. On June 27, 2003, the Federal Reserve dropped interest rates 0.25%, which effectively decreased the federal funds rate and the prime-leading rate to 1.00% and 4.00%, respectively. The Federal Reserve has not increased or decreased interest rates thus far in 2004.

Since year-end 2003, economic indicators show some signs of relative improvement except for the national employment report. Specifically, the national payroll report continues its trend of disappointment as the actual number of jobs created is well below expectations. Considering the employment report, a relatively low inflation rate, federal funds futures and recent comments by Federal Reserve Chairman Alan Greenspan, we believe interest rate increases are unlikely in 2004, but if they do, they will likely be small and infrequent. In 2004 we believe our net interest margin will decrease due to competitive pricing pressures.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX-EQUIVALENT BASIS

	For the Years Ended December 31,

	2003			2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
	(Fully tax equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income	$422,332	$28,689	6.79%	$311,774	$23,144	7.42%	$221,624	$18,886	8.52%
Investment securities	71,790	2,707	3.77%	46,848	2,214	4.73%	27,079	1,635	6.04%
Other earning assets	36,655	520	1.42%	25,861	470	1.82%	6,036	272	4.51%

Total earning assets	530,777	31,916	6.01%	384,483	25,828	6.72%	254,739	20,793	8.16%

Allowance for loan losses	(6,170)			(4,198)			(2,818)
Intangible asset	11,507			7,202			6,437
Cash & due from banks	17,263			13,253			10,598
Premises & equipment	18,997			10,949			8,321
Other assets	5,884			4,121			2,100

Total assets	$578,258			$415,810			$279,377

LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest bearing liabilities:
NOW accounts	$36,362	121	0.33%	$24,431	249	1.02%	$17,469	305	1.75%
Money market accounts	92,685	1,154	1.25%	68,855	1,412	2.05%	31,805	1,114	3.50%
Savings deposits	23,120	151	0.65%	13,228	171	1.29%	7,485	189	2.53%
Time deposits < $100	146,828	4,193	2.86%	106,661	3,665	3.44%	86,854	4,934	5.68%
Time deposits > $100	93,666	2,806	3.00%	66,218	2,450	3.70%	51,106	2,852	5.58%
Federal funds purchased	356	4	1.12%	1,277	24	1.88%	2,511	73	2.91%
Repurchase agreements	12,796	115	0.90%	12,193	179	1.47%	7,265	246	3.39%
Other borrowings	8,399	351	4.18%	6,165	267	4.33%	1,252	70	5.59%

Total interest bearing liabilities	414,212	8,895	2.15%	299,028	8,417	2.81%	205,747	9,783	4.75%

Net interest spread		$23,021	3.86%		$17,411	3.91%		$11,010	3.41%

Noninterest bearing demand deposits	82,442			57,805			38,288
Accrued expenses and other liabilities	3,320			2,938			2,050
Shareholders' equity	77,782			55,657			33,025
Accumulated other comp income	502			382			267

Total liabilities and shareholders' equity	$578,258			$415,810			$279,377

Impact of noninterest bearing sources
and other changes in balance sheet
composition			0.48%			0.62%			0.91%

Net interest margin			4.34%			4.53%			4.32%

The following tables show the relative impact on net interest income to changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by FSGBank on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

	2003 compared to 2002 increase (decrease) in interest income and expense due to changes in:			2002 compared to 2001 increase (decrease) in interest income and expense due to changes in:

	Volume	Rate	Total	Volume	Rate	Total

	(Dollar amounts in thousands)
Earning assets:
Loans, net of unearned income	$7,510	$(1,965)	$5,545	$6,692	$(2,434)	$4,258
Investment securities	940	(447)	493	934	(355)	579
Other earning assets	153	(103)	50	360	(162)	198

Total earning assets	8,603	(2,515)	6,088	7,986	(2,951)	5,035

Interest bearing liabilities:
NOW accounts	40	(168)	(128)	71	(127)	(56)
Money market accounts	297	(555)	(258)	760	(462)	298
Savings deposits	65	(85)	(20)	74	(92)	(18)
Time deposits < $100	1,147	(619)	528	681	(1,950)	(1,269)
Time deposits > $100	822	(466)	356	559	(961)	(402)
Federal funds purchased	-	(20)	(20)	(23)	(26)	(49)
Repurchase agreements	5	(69)	(64)	72	(139)	(67)
Other borrowings	93	(9)	84	213	(16)	197

Total interest bearing liabilities	2,469	(1,991)	478	2,407	(3,773)	(1,366)

Increase (decrease) in net interest income	$6,134	$(524)	$5,610	$5,579	$822	$6,401

Provision for Loan Losses

The provision for loan losses charged to operations during 2003 was $2.1 million compared to $1.9 million in 2002, and $2.5 million in 2001. In 2003, net charge-offs totaled $2.7 million, which is an increase from $788 thousand in 2002, and from $613 thousand in 2001. Net charge-offs as a percentage of average loans were 0.63% in 2003, 0.25% for 2002, and 0.28% in 2001 and our Bank’s peer group averages (as reported in the December 31, 2003 Uniform Bank Performance Report) were 0.25%, 0.22%, and 0.22%, in 2003, 2002, and 2001, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality.")

In 2003 the provision for loan losses was more than in 2002 as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio's growth, the level of past due, charged-off, classified, and nonperforming loans, as well as general economic weakness. The loan portfolio increased by $129.4 million from year-end 2002 to year-end 2003, compared to an increase of $57.5 million from year-end 2001 to year-end 2002. With regard to our loan growth in 2003, we purchased approximately $57.7 million in loans when we acquired Premier National Bank of Dalton, and we purchased approximately $12.9 million in loans when we acquired the Monroe County branches from National Bank of Commerce. Therefore, excluding maturities, prepayments, and payoffs of the purchased loans, our organic loan growth was approximately $61.3 million as a result the marketing efforts of our loan officers.

We anticipate that during 2004 our provision expense for loan losses will increase because we believe that our organic loan growth in 2004 will outpace the 2003 level of $61.3 million as a result of our branching and marketing activities.

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We periodically analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also, on at least a quarterly basis, consider such factors as:

•	FSGBank’s loan loss experience;
•	the amount of past due and nonperforming loans;
•	specific known risks;
•	the status and amount of past due and nonperforming assets;
•	underlying estimated values of collateral securing loans;
•	current economic conditions; and
•	other factors which we believe affect potential credit losses.

Due to the weak economic climate of 2002 and an increase in our nonperforming assets, management felt it prudent to strengthen our credit underwriting processes, as well as adopt a year-round loan review program. As a result, early in 2003 we hired an experienced senior credit administration officer and an experienced senior loan review officer to oversee these efforts.

The primary objective of the loan review function is to effectively and efficiently monitor the quality of First Security’s loan portfolio, determine compliance with applicable laws and regulations, assess loan policies and procedures, validate the internal loan risk management system and provide enhancements to strengthen our credit culture. The loan review department reports its findings directly to the audit committee of First Security’s board of directors. In 2003 our loan review department evaluated $89 million of our loans or approximately 19% of our portfolio, and it created a loan review procedures manual as a framework for our loan review standards and expectations. As a result of time constraints on our loan review staff in 2003, we supplemented our coverage by engaging an outside loan review consultant, Professional Bank Services, to perform an independent review of an additional $54.6 million in loans or approximately 11% of our loan portfolio.

The primary purpose of the credit administration function is to strengthen First Security’s credit culture by enhancing its underwriting policies and procedures. In addition our credit administration function assumed the responsibility for analyzing the adequacy of the allowance for loan losses and reporting its findings to the board of directors on a regular basis.

FSGBank’s allowance for loan losses is subject to regulatory examinations and determinations as to adequacy which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from those of FSGBank.

In the fourth quarter of 2003 we expanded the scope, complexity and accuracy of our methodology for determining the adequate level of the allowance for loan losses. As of December 31, 2003 we analyzed our loan portfolio and divided it into four groupings: (1) significant classified loans, (2) other classified and criticized loans, (3) unclassified and uncriticized loans, and (4) unfunded commitments and off-balance sheet assets. Additionally, we allocated the loans in each grouping into four geographic regions: (1) Hamilton County, Tennessee, (2) McMinn, Monroe and Loudon Counties, Tennessee, (3) Knox, Union and Jefferson Counties, Tennessee, and (4) Whitfield and Catoosa Counties, Georgia. With regard to the adequacy of the allowance for loan losses, the treatment of each loan grouping is discussed below.

31

1.
Significant Classified Loans: Significant classified loans are generally those loans with a risk rating of substandard and a total exposure exceeding $500,000, as well as all loans with a risk rating of doubtful. For this loan group, management estimates the specific potential losses based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. If management believes or an outside third party’s valuation indicates that the value of the secondary sources of repayment is less than the balance of the total corporate exposure then a specific reserve is established. The definition of both substandard and doubtful risk ratings are outlined in item 2 below.

2.
Other Classified and Criticized Loans: We reserve for loan pools that are criticized and classified, but are not considered “significant”, as described in item 1 above, using flat percentages depending on the pool’s risk rating and the geographic risk assessment. Historically, bank examiners have used various flat percentages of outstanding balances of criticized and classified loans when testing the adequacy of the allowance of loan losses. For this group, we analyze the geographic loan pools as follows:

•
Loans with Risk Ratings of Special Mention: We reserve for special mention loans using a flat percentage between 3.5% and 5% of the loan balance. The flat percentage is 5% for those markets that we consider to have a portfolio or local economy with moderate to high risk characteristics; and, the flat percentage is 3.5% for those markets considered to have the same risk factors measured as low to moderate. The special mention risk rating is considered a criticized loan and is not considered as severe as a classified loan risk rating. Special mention loans are loans that must be followed closely because of identified potential weaknesses, which if not checked and corrected, could result in an unacceptable increase in credit risk at some future date. As of December 31, 2003, we had $13.3 million of special mention loans compared to $11.1 million as of December 31, 2002. These loans may be characterized by:

Loans to Businesses:

•	Downward trend in sales, profit levels and margins
•	Impaired working capital position compared to industry
•	Cash flow strained in order to meet debt repayment schedule
•	Technical defaults due to noncompliance with financial covenants
•	Recurring trade payable slowness
•	High leverage compared to industry average with shrinking equity cushion
•	Questionable abilites of management
•	Weak industry conditions
•	Inadequate or outdated financial statements; if audited, adverse opinion may be issued

Loans to Businesses or Individuals:

•	Loan delinquencies and overdrafts may occur
•	Original source of repayment questionable
•	Documentation deficiencies may not be easily correctable
•	Loan may need to be restructured
•	Collateral or guarantor offers adequate protection
•	Unsecured debt to tangible net worth is excessive

•
Loans with Risk Ratings of Substandard: We reserve for substandard loans that are generally less than $500,000 using a flat percentage between 11% and 15% of the loan balance. We used a flat percentage of 15% for those markets that we considered to have a portfolio or local economy with moderate to high risk characteristics; and, the flat percentage was 11% for those markets considered to have the same risk factors measured as low to moderate. We generally consider substandard loans to possess three times the risk of special mention loans. Substandard loans are loans that reflect significant deficiencies with specifically identified and well defined weaknesses due to severely adverse trends of a financial, economic, or managerial nature. As of December 31, 2003, First Security had $12.6 million of substandard loans compared to $11.8 million as of December 31, 2002. For substandard loans, a protracted work-out is likely due to the following factors, in addition to those listed for special mention loans:

Loans to Businesses:

•	Sustained losses which have severely eroded equity and cash flows
•	Concentration in liquid assets
•	Serious management problems or internal fraud
•	Chronic trade payable slowness; may be placed on COD or collection by trade creditor
•	Inability to access other funding sources
•	Financial statements with adverse opinion or disclaimer; may be received late

Loans to Businesses or Individuals:

•	Chronic or severe delinquency
•	Original repayment terms liberalized due to inability to meet original terms
•	Frequent overdrafts
•	Likelihood of bankruptcy exists
•	Serious documentation deficiencies
•	Reliance on secondary sources of repayment which are presently considered adequate
•	Demand letter may have been sent
•	Litigation may have been filed against the borrower
•	Interest non-accrual may be warranted
•	Collateral/Guarantor may offer inadequate protection; possibility of partial loss exists

•
Loans with Risk Ratings of Doubtful: We analyze doubtful loans individually to determine our best estimate of loss based upon the most recent assessment of all available sources of repayment. The amount of the estimated loss is then specifically reserved in a separate component of the allowance of loan loss reserve. Doubtful loans are loans where the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Doubtful loans must be placed on non-accrual, and the principal balance charged down to estimated collectable value, or a full or partial reserve must be allocated. As of December 31, 2003, First Security had $1.9 million of doubtful loans compared to $3 thousand as of December 31, 2002, and $19 thousand as of December 31, 2001. In addition to the characteristics listed for substandard loans, the following characteristics apply:

Loans to Businesses:

•	Normal operations are severely diminished or have ceased
•	Seriously impaired cash flow
•	Numerous exceptions to loan agreement
•	Outside accountant questions entity's survivability as a "going concern"
•	Financial statements may be received late if at all
•	Material judgments filed

Loans to Businesses or Individuals:

•	Original repayment terms materially altered
•	Secondary source of repayment is inadequate
•	Asset liquidation may be in process with all efforts directed at debt retirement
•	Documentation deficiencies not correctable

•
Loans with Risk Ratings of Loss: We reserve loss loans at 100% of the loan balance pursuant to our loan policy. Loss loans are loans of such limited value that they do not merit continuance as an acceptable asset, and therefore must be charged off in full in the quarter this grade is assigned. As of December 31, 2003, December 31, 2002 and December 31, 2001, First Security did not have any loans risk rated as loss

3.
Unclassified and Uncriticized Loans: Typically banks use their historical loss experience (i.e. average net charge-off ratio) as a reserve rate for pools of loans that are not classified or criticized. Since First Security is a relatively young organization, we felt that it was appropriate to use a similar but modified approach. In our analysis of these loan pools, we establish our reserves using a net charge-off base rate adjusted for eight risk factors. We calculate the net charge-off base rate as the average of our peer group’s net charge-off rate for the prior three years and the most recent quarter end. In other words, for our December 31, 2003 analysis we used the peer group net charge-off rates for December 31, 2002, December 31, 2001, December 31, 2000, and September 30, 2003. For year-end 2003, the net charge-off base rate was 0.215% and we rounded it to 0.22%. Next, we adjusted the net charge-off base rate to reflect the effect of any current conditions for possible loss. To calculate the adjustments, we considered the following eight risk factors, which are also referenced in the Comptroller’s Handbook for National Bank Examiners.

•	Changes in lending policies and procedures, underwriting standards, collection, charge off and recovery practices.

•	Changes in national and local economic and business conditions.

•	Changes in the nature and volume of the portfolio.

•	Changes in the experience, ability, and depth of lending management staff.

•	Changes in the severity of credit quality indicators.

•	Changes in the quality of the bank’s loan review system.

•	The extension and effect of or changes in credit concentrations.

•	The effect of external factors such as competition, legal and regulatory factors.

For each of our four geographic markets, we assigned a rating of low, medium or high for each of the eight risk factors. A “low” rating decreased the net charge-off base by 10%; a “medium” rating increased the net charge-off base by 25%; and, a “high” rating increased the net charge-off base by 50%. As of December 31, 2003, the adjusted reserve rate for First Security’s unclassified and uncriticized loans by geographic market ranged from a low of 0.275% to a high of 0.671%.

For purposes of analyzing the allowance for loan losses, the unclassified and uncriticized loan pools do not include binding commitments to lend, standby letters of credit, deposit secured loans or mortgage loans originated with commitments to sell in the secondary market. Loans secured by segregated deposits held by FSGBank are not required to maintain an allowance reserve, nor are originated mortgage loans pending sale in the secondary market.

4.	Unfunded Commitments and Off-Balance Sheet Assets: We reserve unfunded commitments and off balance sheet assets at a rate of 0.1%.

While it is our practice to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. For further information on First Security's allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset Quality."

Noninterest Income

Total noninterest income for 2003 was $5.3 million, compared to $3.8 million in 2002 and $2.7 million in 2001. The following table presents the components of noninterest income for 2003, 2002, and 2001. We believe that our deposit related noninterest income will continue to improve in 2004, but mortgage loan fee income will likely decrease due to declining mortgage originations resulting from increases in the 15- and 30-year mortgage interest rates.

NONINTEREST INCOME

	For the Years ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollar amounts in thousands)
NSF Fees	$1,652	27.0%	$1,301	33.6%	$974
Service charges on deposit accounts	730	31.1%	557	36.9%	407
Mortgage loan and related fees	1,989	51.1%	1,316	33.9%	983
Net gain on sales of available for sale securities	24	-72.1%	86	0.0%	-
Other income	923	65.1%	559	48.3%	379

Total noninterest income	$5,318	39.3%	$3,819	39.3%	$2,743

One of the largest sources of noninterest income for First Security is service charges and fees on deposit accounts held by FSGBank. Total service charges, including non-sufficient funds fees, were $2.4 million, or 45% of total noninterest income for 2003, compared with $1.9 million or 49% for 2002 and $1.4 million, or 50% for 2001. The year-over-year growth of deposit service charge and fee revenue was directly related to the increase in the number of deposit accounts. At year-end 2001, we had 14,122 transaction and savings accounts; at year-end 2002, the number of accounts was 21,317; and at year-end 2003, there were 29,687 accounts. We anticipate that the number of these type accounts will continue to increase in 2004 .

Mortgage loan and related fees for 2003 were $2 million, compared to the 2002 level of $1.3 million and the 2001 level of $983 thousand. Low interest rates and the expansion of our mortgage operations led to the increase in our mortgage related income. Since the 15- and 30-year mortgage interest rates have increased from their low levels in 2003, we anticipate that our mortgage loan fee income will decrease in 2004. Substantially all of the mortgage loan and related fees recorded during 2003 were received as the result of originating approximately $110.6 million of residential mortgages that were subsequently sold into the secondary market; in 2002, we originated and sold approximately $82.7 million of residential mortgages; and in 2001 we originated $74.1 million of residential mortgages. We sold these loans with the right to service the loans (the servicing asset) being released to the purchaser for a fee.

Noninterest Expense

Total noninterest expense for 2003 was $22.3 million, compared to $14.9 million in 2002, and $11 million in 2001. Noninterest expense for 2003 included $248 thousand of charges related to the acquisition of Premier National Bank of Dalton, primarily for legal and professional fees. Noninterest expense for 2002 included $438 thousand of charges related to the acquisition of First State Bank, primarily for employee salaries and professional fees. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense for 2004 as a result of our branching activities and additional amortization expense from core deposit intangible assets. The following table represents the components of noninterest expense for the years ended December 31, 2003, 2002, and 2001.

NONINTEREST EXPENSE

	For the Years ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollar amounts in thousands)
Salaries & Benefits	$12,014	44.76%	$8,299	38.48%	$5,993
Occupancy	1,523	41.02%	1,080	15.02%	939
Furniture and Equipment	1,656	50.96%	1,097	37.99%	795
Professional Fees	954	0.85%	946	126.32%	418
Data Processing	1,184	55.99%	759	29.30%	587
Printing & Supplies	576	52.79%	377	27.36%	296
Communications	464	42.77%	325	47.73%	220
Advertising	431	39.94%	308	9.22%	282
Intangible Asset Amortization	550	439.22%	102	-78.79%	481
Other Expense	2,926	80.39%	1,622	63.34%	993

Total Noninterest Expense	$22,278	49.37%	$14,915	35.54%	$11,004

Total salaries and benefits for 2003 increased by 44.76% over the 2002 level. Most of the increase in salaries and benefits is related to our acquisition of Premier National Bank of Dalton and the National Bank of Commerce branches, staff additions for our branch openings and staff additions to accommodate our growth. As of December 31, 2003, we had 24 full service banking offices with 258 full time equivalent employees; as of December 31, 2002, we had 16 full service banking offices and three loan production offices with 187 full time equivalent employees; and, as of December 31, 2001, we had 12 full service banking offices and one loan production office with 139 full time equivalent employees. In 2004 we plan to build three new branches in markets not currently served by us, as well as open the drive through branch purchased from National Bank of Commerce in Madisonville, Tennessee . Additionally, we anticipate renovating our new corporate headquarters building located at 531 Broad Street, Chattanooga, Tennessee. We will most likely occupy the new headquarters toward the end of 2004.

Total occupancy expense for 2003 increased by 41% compared with 2002, which was 15% more than 2001. The 2003 increase is due to the acquisition of Premier National Bank of Dalton (with its two banking offices), along with the four National Bank of Commerce locations and our five de novo branches. Increases in 2002 were the result of acquiring First State Bank, as well as opening two branches and two loan production offices. In 2003 First Security leased five facilities and it leased the land for three branches (see "Properties"). As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely and due to favorable market conditions and lease terms, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities. In addition to the facilities and land leases in 2003, two new land leases commence in 2004 on property in Knoxville located at Campbell Station Road and Lovell Road (see "Properties").

Similar to occupancy expense, furniture and equipment expense and communication expense increased in 2003 due to the acquisition of Premier National Bank of Dalton, the three full service bank branches from National Bank of Commerce, and our de novo branching additions. From 2001 to 2002, furniture and equipment expense increased due to the acquisition of First State Bank and new branch openings.

Professional fees increased to $954 thousand or less than 1% from 2002 to 2003. Professional fees include fees related to outsourcing internal audit, loan review, compliance and information technology audit to Professional Bank Services, as well as human resource/compensation consulting, external audit and tax services, and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties. In addition, we had acquisition/conversion fees related to the Premier National Bank of Dalton and the National Bank of Commerce branch acquisitions. The increase in 2002 of approximately 126.32% from the 2001 level was due to nonrecurring professional fees related to the acquisition of First State Bank.

Data processing expense increased $425 thousand, or 56%, from 2002 to 2003 as a result of our growth in loans and deposits, as well as our acquisition of Premier National Bank of Dalton and the National Bank of Commerce branches. Our external data processor is Intercept (formerly Advanced Computer Enterprises) located in Maryville, Tennessee. The monthly fees associated with data processing are based primarily on transaction volume. Therefore, as First Security grows, we believe that data processing costs will increase correspondingly. The increase in the 2002 data processing expense over 2001 is due to our growth in loans and deposits in 2002 with the acquisition of First State Bank and our branching expansion.

Printing, supplies and advertising increased in 2003 due to our branching efforts, the acquisition of Premier National Bank of Dalton, the acquisition of the National Bank of Commerce branches and the change of our bank name to FSGBank. The increase in 2002 from 2001 was due to the acquisition of First State Bank and our branching and subsequent growth efforts.

In 2003 new intangible asset amortization expense resulted from the amortization of the core deposit intangible asset created by the March 31, 2003 acquisition of Premier National Bank of Dalton, as well as the December 4, 2003 acquisition of the National Bank of Commerce branches. The core deposit intangible and goodwill created by the Premier National Bank of Dalton acquisition were $3.5 million and $1.3 million, respectively. The core deposit intangible and goodwill created by the acquisition of the National Bank of Commerce branches were $1.5 million and $886 thousand, respectively. In each case the estimated useful life of the core deposit intangible is 10 years. In 2002 new intangible asset amortization expense resulted from the amortization of the core deposit intangible asset created by the July 20, 2002 acquisition of First State Bank. The core deposit intangible and goodwill created by this acquisition were $1 million and $1.9 million, respectively. The First State Bank core deposit intangible asset was amortized for five months in 2002 and for the full year in 2003. As a result of the adoption of SFAS 142, goodwill amortization expense has not been incurred since 2001; however, the goodwill will be written down should the carrying value become impaired. In 2003 we determined that the carrying value of our goodwill was not impaired and thus no goodwill write-downs were incurred. In 2001 goodwill amortization expense was recorded due to the goodwill created by the acquisition of First Central Bank of Monroe County, Sweetwater, Tennessee. The goodwill associated with this acquisition was $973 thousand and began amortizing in July 2000 (i.e. there was half of a year of amortization in 2000 and a full year in 2001).

Income Taxes

First Security booked income tax expense of $1.1 million in 2003, compared with $1.6 million in 2002, and $235 thousand in 2001. First Security's effective tax rates for 2003, 2002, and 2001 were 32%, 37%, and 43%, respectively. In 2001 we incurred approximately $125 thousand of additional tax expense as a result of a prior period under accrual. As of December 31, 2003, First Security's net deferred tax liability was $29 thousand and as of December 31, 2002 First Security’s deferred asset balance was $456 thousand.

Statement of Financial Condition

First Security ended 2003 with consolidated assets of $644.8 million, a 36% increase over the year-end 2002 level of $472.9 million. Consolidated assets at year-end 2002 were 31% more than the year-end 2001 level of $361.9 million. Our asset growth is directly related to deposit growth and the funds available to First Security for investment. In 2003 our consolidated assets increased due to (1) the branching and deposit gathering activities of FSGBank, (2) the acquisition of Premier National Bank of Dalton – which had an estimated fair value of approximately $87 million in assets on the acquisition date, and (3) the acquisition of the National Bank of Commerce branches – which had approximately $47.5 million in assets on the acquisition date. Growth in 2002 was a result of (1) our branching and deposit gathering efforts, (2) the acquisition of First State Bank – which had an estimated fair value of approximately $55 million in consolidated assets on the acquisition date, and (3) the non-underwritten private placement of First Security’s common stock through which we raised approximately $25.7 million. In 2002 we opened two branches and two loan production offices (the loan production offices were subsequently closed in 2003 based on their proximity to new full service branches). In 2003 we opened five de novo bank branches and acquired five bank branches through our two acquisitions. We expect our assets to continue growing because we plan to (1) build three branches in markets not currently served by us, (2) open the drive through location we purchased from National Bank of Commerce, (3) actively pursue additional acquisitions of existing banks and bank branches, and (4) start renovation of our headquarters building.

First Security continues to seek means to enhance our core deposit market share through acquisitions and further branching to the extent our capital will enable us to do so.

Loans

Our loan demand has been fairly strong. Total loans increased 37% from year-end 2002 to year-end 2003, and 20% from year-end 2001 to year-end 2002. The increase in loans in 2003 is attributable to (1) our acquisition of Premier National Bank of Dalton, (2) our acquisition of the National Bank of Commerce branches, (3) our experienced senior management lending team, (4) our branching efforts and (5) the low interest rate environment (in 2001, the prime-lending rate decreased from 9.5% to 4.75%, decreased to 4.25% in 2002, and decreased to 4.00% in 2003). With the exception of the First State Bank acquisition in 2002 and the aforementioned acquisitions in 2003, total loan increases in 2002 were due to the same factors. We believe that general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity. The following table presents a summary of the loan portfolio by category for the last three years.

LOANS OUTSTANDING
	As of December 31,

	2003	%	2002	% Change	2001	% Change

	(Dollars amounts in thousands)
Commercial	$115,347	6.1%	$108,761	11.4%	$97,625	69.8%
Real estate - construction	42,539	48.2%	28,701	51.7%	18,923	205.2%
Real estate - mortgage	241,985	66.7%	145,203	26.5%	114,756	99.2%
Installment loans to individuals	76,203	17.6%	64,771	8.7%	59,593	90.6%
Other	1,939	69.2%	1,146	684.9%	146	-58.0%

Total loans	$478,013	37.1%	$348,582	19.8%	$291,043	90.3%

Substantially all of First Security's loans are to customers located in Georgia and Tennessee, in the immediate markets of FSGBank. Other than a carpet industry concentration in Dalton, Georgia (as of December 31, 2003, loans related to the carpet industry were approximately $14.7 million), we believe that First Security is not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

LOANS BY COLLATERAL TYPE

	As of December 31,

		% of		% of		% of
	2003	Loans	2002	Loans	2001	Loans

	(Dollar amounts in thousands)
Secured by Real Estate:
Construction and Land Development	$42,539	8.9%	$28,701	8.2%	$18,923	6.5%
Farmland	2,659	0.6%	2,123	0.6%	1,861	0.7%
Home Equity Lines of Credit	50,082	10.4%	31,813	9.1%	23,318	8.0%
Residential First Liens	72,045	15.0%	53,528	15.4%	34,757	11.9%
Residential Jr. Liens	4,140	0.9%	2,582	0.7%	2,425	0.8%
Multi-family Residential	11,431	2.4%	7,550	2.2%	6,368	2.2%
Non-farm and Non-Residential	101,628	21.3%	47,607	13.7%	46,027	15.8%

Total Real-Estate	284,524	59.5%	173,904	49.9%	133,679	45.9%

Other Loans:
Commercial and Industrial	115,347	24.2%	108,228	31.0%	97,238	33.4%
Agricultural Production	1,728	0.4%	533	0.2%	387	0.1%
Credit Cards and Other Revolving Credit	1,071	0.2%	717	0.2%	364	0.1%
Consumer Installment Loans	75,132	15.7%	64,054	18.4%	59,229	20.4%
Other	211	0.0%	1,146	0.3%	146	0.1%

Total Other Loans	193,489	40.5%	174,678	50.1%	157,364	54.1%

Total Loans	$478,013	100.0%	$348,582	100.0%	$291,043	100.0%

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2003. First Security's loan policy does not permit automatic roll-over of matured loans.

LOANS BY MATURITY

	As of December 31, 2003

		Over three	One year	Three years
	Less than	months to	to	to	Over five
	three months	twelve months	three years	five years	years	Total

	(Dollar amounts in thousands)
Closed end 1-4 family residential	$12,919	$9,278	$24,220	$19,881	$5,747	$72,045
All other loans	125,054	94,306	95,148	54,839	36,711	406,058

Total	$137,973	$103,584	$119,368	$74,720	$42,458	$478,103

Asset Quality

We consider our subsidiary's asset quality to be of primary importance. At year-end 2003, our loan portfolio was 74% of total assets. At the beginning of 2003, we hired an experienced senior credit administration officer and an experienced senior loan review officer to oversee these respective areas at First Security. We took this action because of the size of our loan portfolio and its historical and future projected growth, as well as the economy not showing signs of recovery and increases in our past due, classified and nonaccrual loans. While FSGBank’s trend in loans 90 days past due and nonaccrual has increased, we remain below our peer group as a percentage of gross loans. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses.")

The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. We analyze the loan portfolio regularly to identify potential problems. We undertake this analysis in conjunction with the establishment of our allowance for loan losses to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced. Furthermore, our credit administration and loan review personnel conduct regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed. In addition to these analyses of existing loans, management considers FSGBank’s historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect probable loan losses. First Security's methodology for determining the adequacy of the allowance for loan losses is explained in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses."

The following table presents a summary of changes in the allowance for loan losses for the past three years. In 2003 loan charge-offs increased over the level in 2002. Our 2003 and 2002 net charge-offs as a percentage of average loans were 0.63% and 0.25%, respectively, or 38 and 3 basis points more than FSGBank’s peer group average of 0.25% and 0.22%, respectively. The $3.2 million in 2003 gross loan charge-offs were the consequences of decentralized credit underwriting standards, the lack of a year-round loan review program in prior years, and an increase in bankruptcy filings (which accounted for approximately $1 million of the total charge-offs). Loans representing approximately half of these charge-offs had been originated and underwritten by loan officers who are no longer employed by First Security. We believe that charge-offs will decrease in 2004 (barring continued increases in bankruptcies) as a result of our efforts to improve our loan underwriting, approval process, servicing, problem identification, and problem resolution.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES

	For the years ended December 31,
	2003	2002	2001

	(Dollar amounts in thousands)
Allowance for loan losses -
Beginning of period	$5,362	$3,825	$1,942
Provision for loan losses	2,122	1,948	2,496
Additions due to business combinations	1,011	377	-

Sub-total	8,495	6,150	4,438

Charged off loans:
Commercial	2,188	414	381
Real estate - construction	-	-	51
Real estate - residential mortgage	11	22	-
Consumer	1,001	432	190

Total charged off	3,200	868	622

Recoveries of charged-off loans:
Commercial	387	54	4
Real estate - construction	-	-	-
Real estate - residential mortgage	-	-	-
Consumer	145	26	5

Total recoveries	532	80	9

Net charged-off loans	2,668	788	613

Allowance for loan losses - end of period	$5,827	$5,362	$3,825

Total loans - end of period	$478,013	$348,582	$291,043
Average loans	422,332	311,774	221,624

As a percentage of average loans:
Net loans charged-off	0.63%	0.25%	0.28%
Provision for loan losses	0.50%	0.62%	1.13%
Allowance for loan losses as a percentage of:
Year end loans	1.22%	1.54%	1.31%
Non-performing assets	200.03%	709.26%	708.33%

We believe that the allowance for loan losses at December 31, 2003 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses."

Two of FSGBank’s predecessor institutions, Dalton Whitfield Bank and Frontier Bank, had a chartering condition that required them to maintain a minimum allowance for loan losses of 1.25% of total loans. As a result, we believe that in prior years our allowance contained reserves in excess of what we determined to be adequate at year-end. The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

			December 31,
	2003		2002		2001

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

	(Dollar amounts in thousands)
Commercial	$2,379	24.6%	$2,446	31.2%	$1,415	33.5%
Real estate - construction	262	8.9%	271	8.2%	162	6.5%
Real estate - mortgage	2,187	50.6%	1,650	41.7%	1,036	39.4%
Consumer	712	15.9%	672	18.9%	568	20.6%
Unallocated and charter condition	287	0.0%	323	0.0%	644	0.0%

Total	$5,827	100.0%	$5,362	100.0%	$3,825	100.0%

Nonperforming Assets

Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $183 thousand, $667 thousand and $519 thousand as of December 31, 2003, 2002 and 2001, respectively. We earned interest of $11 thousand, $27 thousand and $24 thousand on these loans during 2003, 2002 and 2001, respectively. If these loans had been performing, we would have earned an additional $10 thousand, $12 thousand and $13 thousand in 2003, 2002 and 2001, respectively. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention has been excluded from amounts disclosed as nonperforming loans. Nonperforming assets represent potential losses to First Security; however, in compliance with FAS 114, we have measured the impairment of these loans and adjusted them to either the present value of expected future cash flows, the fair value of the collateral, or the observable market price.

Loans 90 days or more past due totaled $2.2 million and consisted of $220 thousand in construction and land development loans, $21 thousand in farmland loans, $814 thousand in residential 1 - 4 family mortgage loans, $187 thousand in non-farm/nonresidential loans, $556 thousand in commercial and industrial loans, and $396 thousand in consumer loans. Since year end, $403 thousand of the loans 90 days past due have been brought current pursuant to their respective loan agreements, whereas the majority of the remaining loans have either been placed on nonaccrual status or have been charged off. With regard to these nonaccrual loans, we are pursuing foreclosure procedures if applicable.

The $536 thousand in other real estate owned consisted of $150 thousand in vacant land, $231 thousand in residential real estate and $155 thousand in non-farm/nonresidential property. Each of these properties had been written down to their respective fair values and has been sold or is in the process of being sold.

There are no commitments to lend additional funds to customers with loans on non-accrual status at December 31, 2003. The table below summarizes First Security's non-performing assets for the last three years.

NONPERFORMING ASSETS

	As of December 31,
	2003	2002	2001

	(Dollar amounts in thousands)
Nonaccrual loans	$183	$667	$519
Loans past due 90 days and still accruing	2,194	89	21

Total nonperforming loans	2,377	756	540
Other real estate owned	536	-	-

Total nonperforming assets	$2,913	$756	$540

Nonperforming loans as a percentage of total loans	0.50%	0.22%	0.19%
Nonperforming assets as a percentage of total assets	0.45%	0.16%	0.15%

While nonperforming assets have increased over prior years, our nonperforming asset ratios remain below our peer group, as follows. The ratio of nonaccruals loans and loans 90 days past due to gross loans was 0.50% and 0.70% for FSGBank and our peer group, respectively. The ratio of nonaccruals loans and loans 90 days past due to the allowance for loan losses was 40.79% and 50.94% for FSGBank and our peer group, respectively. The ratio of nonaccruals loans and loans 90 days past due to equity capital was 3.21% and 5.18% for FSGBank and our peer group, respectively. The ratio of nonaccruals loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 0.58% and 0.84% for FSGBank and our peer group, respectively.

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities: "held to maturity" or "available for sale." While First Security has no plans to liquidate a significant amount of any securities, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.

Securities totaled $86.5 million at December 31, 2003, compared to $54.4 million at December 31, 2002. The growth in the securities portfolio occurred as a result of our efforts to improve our liquidity, as well as the acquisition of Premier National Bank of Dalton. At December 31, 2003, the securities portfolio had unrealized net gains of approximately $652 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at December 31, 2003 consisted of United States government agency bonds, federal agency bonds, mortgage backed securities, asset backed securities (SLMA), tax-exempt municipal securities and taxable municipal securities. T he following table provides the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF INVESTMENT SECURITIES – AMORTIZED COST
	Less than	One year to	Five years to	More than
Investment Security Type	one year	five years	ten years	ten years

	(Dollar amounts in thousands)
Municipal - tax exempt	$802	$8,335	$8,122	$3,476
Municipal – taxable	890	258	-	-
Agency bonds	3,992	18,183	5,040	-
Agency issued remics	2,072	18,548	-	-
Agency issued pools	1,484	12,934	1,580	-
Asset backed	-	131	-	-

Total	$9,240	$58,389	$14,742	$3,476

Tax equivalent yield	3.28%	3.65%	4.45%	5.51%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of December 31, 2003, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of year-end 2003, the book value and market value of the securities from each such issuer are as follows:

(Dollar amounts in thousands)	Book Value	Market Value

Fannie Mae	26,989	27,163
Federal Home Loan Mortgage Corporation	21,047	21,100
Federal Home Loan Bank (FHLB)	14,608	14,768

See ”Note 3 – Securities” in the Consolidated Financial Statements for the book values of the investments for the dates presented in the consolidated balance sheets.

Federal funds sold decreased to $7 million at December 31, 2003 from $30 million at December 31, 2002. The decrease resulted from our efforts to invest a portion of these federal funds into liquid investment securities and loans to improve our average yield on earning assets.

As of December 31, 2003, First Security held $575 thousand in certificates of deposit at other FDIC insured financial institutions. First State Bank purchased these earning assets prior to its acquisition by First Security. We do not intend to renew the certificates upon maturity, but rather we will invest the funds in liquid investment securities or loans.

Deposits and Other Borrowings

Deposits increased by 40.5% from year-end 2002 to year-end 2003 due to (1) our acquisition of Premier National Bank of Dalton, (2) our acquisition of National Bank of Commerce branches, (3) our management team drawing customers away from other financial institutions and (4) our branching efforts which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement of Financial Condition." We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2004 we plan to build three branches in market areas currently not served by us, as well as open a drive through branch in Madisonville, Tennessee. As a result of these future branches, we anticipate that our deposits will continue to increase in 2004. The table below is a maturity schedule for our certificates of deposit in amounts of $100 thousand or more.

	Less than	Three months	Six months	Greater than
(Dollar amounts in thousands)	3 months	to six months	to twelve months	twelve months

Certificates of deposit of $100 thousand or more	$22,928	$27,093	$23,098	$22,043

In January of 2002, First Security borrowed $6 million in term notes (see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity") from the Federal Home Loan Bank of Cincinnati. The following table details the maturities and rates of the term debt.

Date	Type	Principal	Term	Rate	Maturity

1/8/2002	Fixed Rate Advance	$500,000	24 months	3.73%	1/8/04
1/8/2002	Fixed Rate Advance	500,000	36 months	4.48%	1/7/05
1/8/2002	Fixed Rate Advance	500,000	48 months	5.04%	1/6/06
1/10/2002	Fixed Rate Advance	500,000	24 months	3.65%	1/9/04
1/10/2002	Fixed Rate Advance	500,000	36 months	4.45%	1/10/05
1/10/2002	Fixed Rate Advance	500,000	48 months	5.00%	1/10/06
1/15/2002	Fixed Rate Advance	500,000	24 months	3.50%	1/15/04
1/15/2002	Fixed Rate Advance	500,000	36 months	4.22%	1/14/05
1/15/2002	Fixed Rate Advance	500,000	48 months	4.77%	1/13/06
1/17/2002	Fixed Rate Advance	500,000	24 months	3.66%	1/16/04
1/17/2002	Fixed Rate Advance	500,000	36 months	4.37%	1/14/05
1/17/2002	Fixed Rate Advance	500,000	48 months	4.90%	1/17/06

		$6,000,000

Aggregate composite rate	4.31%
24 month composite rate	3.64%
36 month composite rate	4.38%
48 month composite rate	4.93%

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of First Security's earning assets and liabilities within defined time periods is referred to as "gap" analysis. At December 31, 2003, the cumulative one-year gap for First Security (as consolidated) was a positive (or asset sensitive) $24.1 million, or 4% of total earning assets. This means assets reprice slightly faster than liabilities under rate changes.

Intense competition in First Security's markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward. The following table reflects First Security's rate sensitive assets and liabilities by maturity as of December 31, 2003. Variable rate loans are shown in the category of due "one to three months" because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. Actually, payments are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been First Security's experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 25% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

INTEREST RATE GAP SENSITIVITY

	As of December 31, 2003

	Immediate	One through Three Months	Four through Twelve Months	One through Five Years	Over Five Years and Non-rate Sensitive	Total

	(Dollar amounts in thousands)
Interest Earning Assets:
Interest bearing deposits	$3,942	$95	$380	$95	$-	$4,512
Federal Funds Sold	6,972	-	-	-	-	6,972
Securities	-	2,193	5,766	48,707	29,833	86,499
Mortgage loans held for sale	-	3,011	-	-	-	3,011
Loans	-	134,763	103,584	194,088	42,567	475,002

Total interest earning assets	10,914	140,062	109,730	242,890	72,400	575,996

Interest Bearing Liabilities:
Demand deposits	-	2,833	2,833	45,839	-	51,505
MMDA deposits	-	12,128	12,128	72,767	-	97,023
Savings deposits	-	3,164	3,164	25,311	-	31,639
Time deposits	-	57,880	128,399	73,666	-	259,945
Fed Funds Purchased/Repos	12,069	-	-	-	-	12,069
Other borrowings	-	2,000	-	4,000	159	6,159

Total interest bearing liabilities	12,069	78,005	146,524	221,583	159	458,340
Non-interest bearing sources of funds	-	-	-	-	117,656	117,656

Interest sensitivity gap	$(1,155)	$62,057	$(36,794)	$21,307	$(45,415)	$-

Cumulative sensitivity gap	$(1,155)	$60,902	$24,108	$45,415	$-	$-

Liquidity

The liquidity of First Security (unconsolidated) refers to its ability to adjust its future cash flows to meet the needs of its daily operations. First Security relies primarily on management service fees from FSGBank to fund the liquidity needs of its daily operations. Additionally, we retained a portion of the proceeds of our 2002 private placement stock offering as working capital and a portion of the proceeds for future investment into our subsidiary(ies). This cash, which totaled approximately $6.1 million as of December 31, 2003, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into our subsidiary or use them in an acquisition in order to support continued growth.

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

At December 31, 2003, the liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) of First Security (consolidated) was 24.3% (excluding anticipated loan repayments). T hree, six, nine, and twelve months earlier on September 30 th , June 30 th , March 31 st and December 31 st , our liquidity ratios were 22.9%, 24.6%, 25.6% and 23.1%, respectively. FSGBank is a member of the Federal Home Loan Bank of Cincinnati and, prior to year-end 2002, attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio. In January 2002, management determined, because interest rates were relatively low, to convert FHLB overnight funding, as well as a portion of federal funds purchased, into $6 million of FHLB term borrowings. The terms on the borrowings are $2 million for two years, $2 million for three years and $2 million for four years. See “ Management's Discussion and Analysis of Financial Condition and Results of Operations – Deposits and Other Borrowings.” By using term borrowings we locked in low cost funding and we improved our liquidity ratio by decreasing our dependency on overnight liabilities. FSGBank uses its borrowing capacity to purchase a letter of credit from the FHLB that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans. As of December 31, 2003, our unused borrowing capacity (using 1-4 family residential mortgage loans) at FHLB was $25.1 million.

FSGBank also had unsecured federal funds lines in the aggregate amount of $42.8 million at December 31, 2003 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $14.6 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. A n additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements attained in the ordinary course of business. To date First Security has not used brokered deposits or Internet deposits as a source of funding; however, we assumed $4.2 million in brokered deposits with our acquisition of Premier National Bank of Dalton, with $2.4 million remaining on deposit at December 31, 2003. Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities. Management believes that FSGBank’s liquidity sources are adequate to meet its operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. Unfunded loan commitments totaled $125 million at year-end (see “Note 17 – Off-Balance-Sheet Activity” in the Consolidated Financial Statements). The following table illustrates our significant contractual obligations at December 31, 2003 by future payment period.

CONTRACTUAL OBLIGATIONS
		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(Dollar amounts in thousands)
Certificates of deposit	(1)	$259,944	$185,920	$58,970	$15,054	$-
Securities sold under agreements to repurchase	(2)	12,069	12,069
FHLB borrowings	(3)	6,000	2,000	4,000
Operating lease obligations	(4)	5,865	744	1,181	1,025	2,915
Purchase obligations - investment securities	(5)	1,159	1,159
Purchase obligations – facilities	(6)	893	893
Note payable	(7)	159	10	21	25	103

Total		$286,089	$202,795	$64,172	$16,104	$3,018

(1)
Certificates of deposit give customers rights to early withdrawl. Early withdrawls may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawl. For more information regarding certificates of deposit, see "Note 7 - Deposits" in the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Deposits and Other Borrowings."

(2)
We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash. For more information regarding securities repurchase agreements, see "Note 8 - Securities Sold Under Agreements to Repurchase" in the Consolidated Financial Statements.

(3)
For more information regarding FHLB borrowings, see "Note 8 - Other Borrowings" in the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Deposits and Other Borrowings."

(4)
Operating lease obligations include existing and future property and equipment lease commitments. At year end, we had commitments on two Knoxville land leases which commence in 2004 (Campbell Station Road and Lovell Road). For more information regarding operating lease obligations, see "Properties."

(5)
In December 2003 we purchased four municipal investment securities with settlement dates in January 2004. For more information regarding investment securities, see "Note 3 - Securities" in the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Investment Securities and Other Earning Assets."

(6)
At year end we had purchase obligations on two future branch facilities (South Highway 92, Dandridge, Tennessee And Campbell Station Road, Knoxville, Tennessee). For more information regarding these locations, see the Knox County and Jefferson County paragraphs of "Properties."

(7)
This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee. For more information regarding this location, see the Union County paragraph of "Properties."

Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $4.2 million in 2003, $3.9 million in 2002 and $3.2 million in 2001. During 2003, 2002 and 2001, cash provided by operations was available to increase earning assets.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. (See " Description of Business – SUPERVISION AND REGULATION").  The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. First Security and FSGBank both maintain capital levels exceeding the minimum capital levels required in addition to exceeding those capital requirements for well capitalized banks and holding companies under applicable regulatory guidelines. The following table compares the required capital ratios maintained by First Security and FSGBank (including its predecessor institutions for prior years).

	Well	Adequately	First	FSG
December 31, 2003	Capitalized	Capitalized	Security	Bank

Tier I capital to risk adjusted assets	6.0%	4.0%	13.1%	11.5%
Total capital to risk adjusted assets	10.0%	8.0%	14.3%	12.6%
Leverage ratio	5.0%	4.0%	11.0%	9.6%

	Well	Adequately	First	FSGBank	FSGBank	FSGBank
December 31, 2002	Capitalized	Capitalized	Security	Chattanooga	Dalton	Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	16.4%	11.0%	11.1%	37.0%
Total capital to risk adjusted assets	10.0%	8.0%	17.6%	12.3%	12.3%	38.2%
Leverage ratio	5.0%	4.0%	12.6%	9.2%	8.3%	19.9%

	Well	Adequately	First	FSGBank	FSGBank	FSGBank
December 31, 2001	Capitalized	Capitalized	Security	Chattanooga	Dalton	Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	11.0%	9.9%	10.6%	N/A
Total capital to risk adjusted assets	10.0%	8.0%	12.2%	11.1%	11.9%	N/A
Leverage ratio	5.0%	4.0%	9.9%	9.2%	9.1%	N/A

On March 19, 2002, First Security's non-underwritten private placement of up to $24 million in shares of First Security's $.01 par value common stock at a price of $8.33 per share became effective. Subsequently, the private placement was increased from $24 million to $30 million and then again to $33 million. The private placement closed on August 8, 2002, by which time First Security had sold 3,091,752 shares in the offering to accredited investors. We relied upon Rule 506 of regulation D of the Securities Act of 1933 to exempt this transaction from registration under the federal securities laws. No underwriters were involved in this transaction.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. If the Federal Reserve believes that the rate of inflation is likely to increase to undesired levels, its method of curbing inflation in the past has been to increase the interest rate charged on short-term federal borrowings.

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

Market risk, with respect to First Security, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although we manage other risk, such as credit and liquidity risks, management considers interest rate risk to be the more significant market risk and it could potentially have the largest material effect on our financial condition. Further, we believe the potential reduction of net interest income to be more significant than the effect of reduced fair market values. First Security does not maintain a trading portfolio or deal in international instruments, and therefore is not exposed to risk inherent to trading activities and foreign currency.

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

The gap analysis projects net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

First Security measures this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, First Security had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $2.8 million or 12.4%, as a result of a 200 basis point decline in rates. The model also predicts a $1.9 million increase in net interest income, or 8.6%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of December 31, 2003. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY
(Dollar amounts in thousands)	Down 200 BP	Current	Up 200 BP

Net interest income	$19,856	$22,657	$24,600
$ change net interest income	(2,801)	-	1,943
% change net interest income	-12.36%	0.00%	8.58%

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

During the fourth quarter of 2003, First Security purchased software from IPS-Sendero that, in the opinion of management, will enhance our ability to measure and manage interest rate risk and more efficiently aggregate financial data. The software components purchased were Data Management System, Sendero Vision Asset/Liability, General Ledger, EIS.net, and Budget and Planning System. We believe it will take several months to fully implement these systems.

The Sendero Vision Asset/Liability system is a comprehensive interest rate risk measurement tool that is widely used in the banking industry. Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration, and income simulations using a wide range of scenarios. The system also has the capability to model derivative instruments such as interest rate swap contracts. We will continue to use existing measurement tools until this system is fully implemented.

Item 8.	Financial Statements and Supplementary Data

FIRST SECURITY GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants	F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3/F-4

Consolidated Statements of Income for the Years Ended
December 31, 2003, 2002 and 2001	F-5

Consolidated Statement of Stockholders' Equity for the Years Ended
December 31, 2003, 2002 and 2001	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003, 2002 and 2001	F-7/F-8

Notes to Consolidated Financial Statements	F-9/F-37

JOSEPH DECOSIMO
AND COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
First Security Group, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Chattanooga, Tennessee
February 5, 2004	/s/ Joseph Decosimo and Company, LLP

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(in thousands)
ASSETS

Cash and Due from Banks	$25,662	$14,429

Federal Funds Sold and Securities PurchasedUnder Agreements to Resell	6,972	30,044

Cash and Cash Equivalents	32,634	44,473

Interest-Bearing Deposits in Banks	4,512	3,706

Securities Available for Sale	86,499	54,442

Loans	478,013	348,582
Less: Allowance for Loan Losses	5,827	5,362

	472,186	343,220

Premises and Equipment, net	24,517	12,995

Goodwill	12,556	7,617

Core Deposit Intangibles	3,148	909

Other Assets	8,713	5,562

TOTAL ASSETS	$644,765	$472,924

F-3

	2003	2002
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits -
Noninterest-Bearing Demand	$100,192	$64,336
Interest-Bearing Demand	51,505	27,679

	151,697	92,015

Savings and Money Market Accounts	128,662	99,580

Time Deposits -
Certificates of Deposit of $100 thousand or more	95,162	75,160
Certificates of Deposit of less than $100 thousand	164,783	117,728

	259,945	192,888

Total Deposits	540,304	384,483

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,069	11,722
Other Borrowings	6,159	6,168
Other Liabilities	3,795	2,618

Total Liabilities	562,327	404,991

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock - $.01 par value - 20,000,000 shares authorized; 10,584,867 shares issued for 2003; 9,094,915 shares issued for 2002	88	76
Paid-In Surplus	77,958	65,723
Retained Earnings	3,995	1,539
Accumulated Other Comprehensive Income	430	595
Deferred Compensation on Restricted Stock	(33)	-

Total Stockholders' Equity	82,438	67,933

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644,765	$472,924

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

INTEREST INCOME
Loans, including fees	$28,690	$23,144	$18,886
Debt Securities	2,342	2,007	1,635
Other	522	470	272

Total Interest Income	31,554	25,621	20,793

INTEREST EXPENSE
Interest-Bearing Demand Deposits	121	249	305
Savings Deposits and Money Market Accounts	1,305	1,583	1,303
Certificates of Deposit of $100 thousand or more	2,805	2,450	2,852
Certificates of Deposit of less than $100 thousand	4,193	3,665	4,934
Other	473	470	389

Total Interest Expense	8,897	8,417	9,783

NET INTEREST INCOME	22,657	17,204	11,010

Provision for Loan Losses	2,122	1,948	2,496

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,535	15,256	8,514

NONINTEREST INCOME
Service Charges on Deposit Accounts	2,382	1,858	1,381
Other	2,912	1,875	1,362
Net Gain on Sales of Available-for-Sale Securities	24	86	-

Total Noninterest Income	5,318	3,819	2,743

NONINTEREST EXPENSES
Salaries and Employee Benefits	12,014	8,299	5,993
Net Occupancy	1,523	1,080	939
Other	8,741	5,536	4,072

Total Noninterest Expenses	22,278	14,915	11,004

INCOME BEFORE INCOME TAX PROVISION	3,575	4,160	253

Income Tax Provision	1,119	1,558	235

NET INCOME	$2,456	$2,602	$18

NET INCOME PER SHARE:
Basic	$0.24	$0.33	$-

Diluted	$0.24	$0.33	$-

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

				Retained	Accumulated Other	Deferred Compensation	Total	Total
	Common Stock		Paid-In	Earnings	Comprehensive	on Restricted	Stockholders'	Comprehensive
	Shares	Amount	Surplus	(Deficit)	Income	Stock	Equity	Income

BALANCE - December 31,2000	4,927	$41	$31,546	$(1,081)	$88	$-	$30,594

Issuance of Common Stock	1,077	9	8,508				8,517

Comprehensive Loss -
Net Income				18			18	$18

Change in Net Unrealized Gain on Securities Available for Sale, net of tax					136		136	136

Total Comprehensive Income								$154

BALANCE - December 31, 2001	6,004	50	40,054	(1,063)	224	-	39,265

Issuance of Common Stock	3,091	26	25,669				25,695

Comprehensive Income -
Net Income				2,602			2,602	$2,602

Change in Net Unrealized Gain on Securities Available for Sale, net of tax					371		371	371

Total Comprehensive Income								$2,973

BALANCE - December 31, 2002	9,095	76	65,723	1,539	595	-	67,933

Issuance of Common Stock	1,490	12	12,235			(33)	12,214

Comprehensive Income -
Net Income				2,456			2,456	$2,456

Change in Net Unrealized Gain on Securities Available for Sale, net of tax					(165)		(165)	(165)

Total Comprehensive Income								$2,291

BALANCE - December 31, 2003	10,585	$88	$77,958	$3,995	$430	$(33)	$82,438

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income	$2,456	$2,602	$18
Provision for Loan Losses	2,122	1,948	2,496
Gain on Sale of Securities Available-for-Sale	(24)	(86)	-
(Gain) Loss on Sale of Premises and Equipment	(39)	(36)	12
Common Stock Issued in Lieu of Subordinated Debt Interest Payment	-	-	67
Net Amortization	1,487	333	390
Amortization of Deferred Compensation	167	-	-
Depreciation	1,236	772	608
Deferred Income Taxes	571	167	47
Changes in Operating Assets and Liabilities -
Decrease (Increase) in -
Interest Receivable	5	(95)	(619)
Other Assets	(2,134)	(1,254)	(531)
Increase (Decrease) in -
Interest Payable	(148)	(465)	460
Income Tax Payable	(593)	(256)	130
Other Liabilities	(942)	240	140

Net Cash Provided by Operating Activities	4,164	3,870	3,218

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale Securities -
Sales	2,555	12,537	-
Maturities, Prepayments and Calls	26,613	18,734	7,307
Purchases	(53,460)	(34,921)	(24,094)
Net Change in Interest-Bearing Deposits in Banks	(806)	(1,895)	-
Proceeds from Sale of Premises and Equipment	322	35	7
Loan Originations and Principal Collections, net	(61,290)	(36,480)	(138,743)
Additions to Premises and Equipment	(7,284)	(2,468)	(3,434)
Net Cash Acquired in Transactions Accounted for Under the Purchase Method of Accounting	44,762	5,182	-

Net Cash Used by Investing Activities	(48,588)	(39,276)	(158,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	34,690	44,704	131,363
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	347	(9,806)	16,940
Proceeds from Issuance of Subordinated Debt	-	-	2,250
Proceeds from Issuance of Common Stock	-	25,695	6,200
Proceeds from Issuance of Common Stock Under Stock Option Plan	557	-	-
Net Advances from (Repayments to) Federal Home Loan Bank	(3,009)	1,387	4,610

Net Cash Provided by Financing Activities	32,585	61,980	161,363

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(11,839)	$26,574	$5,624

CASH AND CASH EQUIVALENTS - beginning of year	44,473	17,899	12,275

CASH AND CASH EQUIVALENTS - end of year	$32,634	$44,473	$17,899

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized Appreciation of Securities, net of deferred taxes of $(86), $156 and $94 for 2003, 2002 and 2001, respectively	$(165)	$371	$136
Conversion of Subordinated Debt to Common Stock	$-	$-	$2,250
Issuance of Common Stock Pursuant to Incentive Plan	$200	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$9,045	$8,882	$9,256
Income Taxes Paid	$1,800	$1,955	$399

ACQUISITION OF BANK
Assets (Noncash) Acquired in Business Combination	$92,738	$55,483	$-
Liabilities Assumed in Business Combination	$126,004	$46,879	$-
Issuance of Common Stock in Business Combination	$11,487	$-	$-

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Security Group, Inc. (the Company) is a bank holding company organized for the principal purpose of acquiring, developing and managing banks. The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.

The significant accounting policies and practices followed by the Company and its subsidiary are as follows:

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of First Security Group, Inc. and its wholly-owned subsidiary, FSGBank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

During 2003, the Company's wholly-owned subsidiaries, Dalton Whitfield Bank, Frontier Bank and First State Bank, converted from state chartered banks to national banks. Subsequent to the conversions, each bank became known as FSGBank, National Association and were merged into one bank.

NATURE OF OPERATIONS - The Company is headquartered in Chattanooga, Tennessee, and provides banking services through the Bank to the various communities in East Tennessee and North Georgia. The commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses. The Bank provides traditional banking services, which include obtaining demand and time deposits and the making of secured and nonsecured consumer loans and commercial loans.

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

CASH AND CASH EQUIVALENTS - For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions to be cash equivalents. The Bank is required to maintain noninterest-bearing average reserve balances with the Federal Reserve Bank.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

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

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Any difference between the loan's fair value and carrying amount is recorded as a reserve for loan losses. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company periodically analyzes the commercial loan portfolio in an effort to establish an allowance for loan losses that it believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, the Company reviews the size, quality and risk of loans in the portfolio. The Company also, on at least a quarterly basis, considers such factors as:

•	the Bank's loan loss experience;
•	the amount of past due and nonperforming loans;
•	specific known risks;
•	the status and amount of past due and nonperforming assets;
•	underlying estimated values of collateral securing loans;
•	current economic conditions; and
•	other factors which management believes affects the allowance for potential credit losses.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank and is presented to the respective boards of directors on a regular basis.

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

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the cost in excess of the fair value of the net assets acquired. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles) and are included in other assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). Under the new standard, goodwill, including that acquired before initial application of the standard, will no longer be amortized but will be tested for impairment at least annually, beginning in the year of adoption. Identified finite-lived intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Core deposit intangibles are being amortized on an accelerated basis over 10 years. Prior to the adoption of SFAS 142, the Company's goodwill was amortized on the straight-line basis over a period of 15 years. Amortization expense related to core deposit intangible assets for the next five years is as follows: $797 thousand in 2004, $596 thousand in 2005, $453 thousand in 2006, $350 thousand in 2007 and $273 thousand in 2008.

INCOME TAXES - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FINANCIAL INSTRUMENTS - In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

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

SEGMENT REPORTING - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity's chief decision maker (which can be an individual or group of management persons). The statement permits aggregation or combination of segments that have similar characteristics. In the Company's operations, each city bank is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the Bank and branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the Bank and the Company are subject to substantially similar laws and regulations unique to the banking industry. Accordingly, the Company's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company currently does not have any derivative instruments that require fair value measurement under generally accepted accounting principles.

RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. However, for special-purpose entities, the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This statement did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This statement had no effect on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Postretirement Benefits." This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company had no defined benefit pension plan or postretirement plan.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS COMBINATIONS

On March 31, 2003, First Security acquired 100% of the outstanding common shares of Premier National Bank of Dalton. Premier National Bank was an OCC chartered, FDIC insured, commercial bank in Dalton, Georgia, and, according to the merger agreement, Premier National Bank merged with and into FSGBank - Dalton, with FSGBank - Dalton being the surviving bank. The acquisition of Premier National Bank gives First Security greater market share within the Whitfield County, Georgia area and provides us with two additional branches within that market.

The aggregate purchase price was $11,735 thousand, including common stock valued at $11,487 thousand, cash of less than $1 thousand (representing payments in lieu of fractional shares), and $248 thousand in acquisition costs, such as legal, accounting and investment banking fees. The value of the 1,378,423 shares issued was determined based on the estimated market price of First Security's common shares before and after the terms of the acquisition were agreed to and announced. The transaction resulted in $3.5 million of goodwill and $1.3 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits. The results of operations for the former Premier National Bank are included in the consolidated financial statements beginning April 1, 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(in thousands)

Cash and Due from Banks	$4,851
Federal Funds Sold and Securities Purchased Under Agreements to Resell	9,520

Cash and Cash Equivalents	14,371

Securities Available for Sale	8,929

Loans	57,714
Less: Allowance for Loan Losses	850

Net Loans	56,864

Premises and Equipment, net	4,265

Core Deposit Intangible	1,301

Goodwill (Nondeductible)	3,541

Other Assets	999

Total Assets Acquired	90,270

Deposits	(73,821)
FHLB Advance	(3,000)
Other Liabilities	(1,714)

Total Liabilities Assumed	(78,535)

Net Assets Acquired	$11,735

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS COMBINATIONS - continued

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

The aggregate purchase price was $8,604 thousand, all of which was paid in cash. The purchase price included $8,166 thousand to First State Bank's shareholders and $438 thousand in acquisition costs, such as legal, accounting and investment banking fees. The transaction resulted in $1,936 thousand of goodwill and $1,016 thousand of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits. The results of operations for the former First State Bank are included in the consolidated financial statements beginning July 21, 2002.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)

Cash and Due from Banks	$2,194
Federal Funds Sold and Securities Purchased Under Agreements to Resell	11,592

Cash and Cash Equivalents	13,786

Interest-Bearing Deposits in Banks	1,811

Securities Available for Sale	13,123

Loans	21,847
Less: Allowance for Loan Losses	377

Net Loans	21,470

Premises and Equipment, net	1,469

Core Deposit Intangible	1,016

Goodwill (Nondeductible)	1,936

Other Assets	872

Total Assets Acquired	55,483

Deposits	(45,902)
Other Borrowings	(171)
Other Liabilities	(806)

Total Liabilities Assumed	(46,879)

Net Assets Acquired	$8,604

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS COMBINATIONS - continued

The following table presents unaudited proforma results of operations as though the Premier Bank and First State Bank acquisitions had been completed at the beginning of the years presented:

	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands, except per share data)

Interest Income	$32,391	$32,654
Interest Expense	9,209	11,242

Net Interest Income	23,182	21,412
Provision for Loan Losses	2,143	2,221

Net Interest Income After Provision for Loan Losses	21,039	19,191
Noninterest Income	5,425	4,543
Noninterest Expense	23,054	19,286

Income Before Income Taxes	3,410	4,448
Income Tax Provision	1,163	1,846

Net Income	$2,247	$2,602

Net Income Per Share
Basic and Diluted	$0.21	$0.28

On December 4, 2003, the Company purchased certain assets and assumed substantially all of the deposits and liabilities of all of National Bank of Commerce's branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee. The transaction resulted in $886,000 of goodwill and $1,483 thousand of core deposit intangibles. $47,469 thousand in liabilities were assumed and $14,470 thousand in assets (excluding goodwill and core deposit intangibles) were acquired. The results of operations of the former National Bank of Commerce branches are included in the consolidated financial statements beginning December 5, 2003. Because the acquisition is insignificant to the consolidated results of First Security, the acquisition is not included in the proforma financial information.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Securities Available-for-Sale
December 31, 2003
Debt Securities -
Federal Agencies	$27,346	$280	$8	$27,618
Mortgage-Backed	36,618	249	120	36,747
Municipals	21,883	368	117	22,134

	$85,847	$897	$245	$86,499

December 31, 2002
Debt Securities -
Federal Agencies	$19,239	$434	$-	$19,673
Mortgage-Backed	21,572	493	-	22,065
Municipals	12,728	117	141	12,704

	$53,539	$1,044	$141	$54,442

At December 31, 2003 and 2002, federal agencies and mortgage-backed securities with a carrying value of $4,570 thousand and $5,620 thousand, respectively, were pledged to secure public deposits. At December 31, 2003 and 2002, the carrying amount of securities pledged to secure repurchase agreements was $17,581 thousand and $17,597 thousand, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2003, are as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)

Within 1 Year	$5,684	$5,726
Over 1 Year through 5 Years	26,906	27,230
5 Years to 10 Years	13,163	13,334
Over 10 Years	3,476	3,462

	49,229	49,752
Mortgage-Backed Securities	36,618	36,747

	$85,847	$86,499

Proceeds from sales of securities available-for-sale totaled $2,555 and $12,537 thousand for the years ended December 31, 2003 and 2002. Gross realized gains and losses from sales of securities available-for-sale for the years ended December 31, 2003 and 2002 were not significant. There were no sales for the year ended December 31, 2001.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans by type are summarized as follows:

	December 31,
	2003	2002
	(in thousands)

Loans Secured by Real Estate -
Residential 1-4 Family	$126,267	$87,923
Commercial	113,059	55,157
Construction	42,539	28,701
Other	2,659	2,123

	284,524	173,904
Commercial Loans	115,347	108,761
Consumer Installment Loans	76,203	64,771
Other	1,939	1,146

Total Loans	478,013	348,582

Allowance for Loan Losses	(5,827)	(5,362)

Net Loans	$472,186	$343,220

An analysis of the allowance for loan losses follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)

Allowance for Loan Losses - beginning of year	$5,362	$3,825	$1,942
Additions due to Business Combinations	1,011	377	-
Provision for Loan Losses	2,122	1,948	2,496
Loans Charged Off	(3,200)	(868)	(622)
Recoveries of Loans	532	80	9

Allowance for Loan Losses - end of year	$5,827	$5,362	$3,825

Impaired loans, which are recognized in conformity with FASB Statement No. 114 as amended by FASB No. 118, as well as nonaccrual loans and loans past due 90 days or more and still accruing interest as of December 31, 2003 and 2002, were not significant. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank has entered into transactions with certain directors, executive officers and significant shareholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2003 and 2002 was $1,130 thousand and $3,359 thousand, respectively. New loans made to such related parties amounted to $1,295 thousand and payments amounted to $688 thousand for 2003. New loans made to such related parties amounted to $3,235 thousand and payments amounted to $1,903 thousand for 2002. For 2001, new loans amounted to $3,291 thousand and payments amounted to $1,987 thousand.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2003	2002
	(in thousands)

Land	$6,998	$4,475
Buildings and Improvements	11,770	5,930
Equipment	8,429	4,315

	27,197	14,720
Accumulated Depreciation	(2,680)	(1,725)

	$24,517	$12,995

NOTE 6 - GOODWILL

The changes in the carrying amounts of goodwill are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)

Balance - beginning of year	$7,617	$6,193
Goodwill acquired	4,939	1,424

Balance - end of year	$12,556	$7,617

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – GOODWILL - continued

The following tables present actual results for the years ended December 31, 2003 and 2002, and adjusted net income and net income per share for the year ended December 31, 2001, assuming the nonamortization provisions of SFAS No. 142 were effective at the beginning of the years presented.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(in thousands, except per share amounts)

Reported net income	$2,456	$2,602	$18
Add back: Goodwill amortization, net of tax	-	-	298

Adjusted net income	$2,456	$2,602	$316

Basic net income per share:
Reported net income	$0.24	$0.33	$-
Goodwill amortization	-	-	0.06

Adjusted net income	$0.24	$0.33	$0.06

Diluted net income per share:
Reported net income	$0.24	$0.33	$-
Goodwill amortization	-	-	0.06

Adjusted net income	$0.24	$0.33	$0.06

NOTE 7 - DEPOSITS

Scheduled maturities of certificates of deposit as of December 31, 2003, are as follows:

(in thousands)

2004	$185,920
2005	48,474
2006	10,496
2007	8,307
2008 and thereafter	6,748

$259,945

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent the purchase of interests in securities by commercial checking customers which are repurchased by the Bank on the following business day. The pledged securities are held in safekeeping for the Bank and had a carrying value of approximately $17,581 thousand and $17,597 thousand at December 31, 2003 and 2002, respectively. These agreements averaged $12,796 thousand and $12,484 thousand during 2003 and 2002, respectively. The maximum amounts outstanding at any month end during 2003 and 2002 were $16,039 thousand and $15,296 thousand, respectively. Interest expense on repurchase agreements totaled $115 thousand, $186 thousand and $247 thousand for the years ended 2003, 2002 and 2001.

NOTE 9 - OTHER BORROWINGS

Other borrowings at December 31, 2003, consist of long-term, fixed rate advances from the Federal Home Loan Bank (FHLB), totaling $6,000 thousand and a mortgage note totaling $159 thousand. Other borrowings at December 31, 2002, consisted of the $6,000 thousand in FHLB advances and the mortgage note that totaled $168 thousand. Pursuant to the blanket agreement for advances and security agreement with FHLB Cincinnati, advances are secured by Frontier Bank's unencumbered qualifying mortgage loans equal to at least 125% of outstanding advances. Advances are also secured by FHLB stock owned by the Bank. As of December 31, 2003 and 2002, the Bank had loans totaling $72,045 thousand and $19,330 thousand, respectively, pledged as collateral at FHLB.

As a member of FHLB Atlanta, the Bank must own FHLB stock equal to the greater of 1% of mortgage assets or .3% of total assets. As a member of FHLB Cincinnati, the Bank must own FHLB stock equal to the greater of $500 or 1% of mortgage assets. Also, the Bank may be required to own additional FHLB stock to ensure their stock balance is equal to or greater than 5% of outstanding advances. At December 31, 2003 and 2002, the Company owned FHLB stock totaling $1,767 thousand and $920 thousand, respectively.

At December 31, 2003, the Company had lines of credit totaling $49,300 thousand with correspondent banks for short-term liquidity needs and approximately $25,110 thousand available with FHLB. At December 31, 2003, the Company also had an FHLB letter of credit totaling $4,000 thousand.

The maturity and weighted average interest rates of FHLB advances are as follows:

	Amount (in thousands)	Rate

2004	$2,000	3.64%
2005	2,000	4.38%
2006	2,000	4.93%

	$6,000

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK DATA

The basic and diluted net income per share calculations are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(in thousands)
Numerator
Net Income for Calculating Diluted Net Income per Share	$2,456	$2,602	$18

Denominator
Weighted-Average Common Shares for Calculating Basic Net Income per Share	10,158	7,846	5,225

Effect of Dilutive Securities:
Stock Options (as determined by application of the treasury stock method)	115	98	90

Weighted-Average Common Shares for Calculating Diluted Net Income per Share	10,273	7,944	5,315

Basic Net Income per Share	$0.24	$0.33	$-
Diluted Net Income per Share	$0.24	$0.33	$-

On March 2, 2001, the Company's Board of Directors approved a 13-for-10 stock split effected in the form of a dividend on April 15, 2001 to holders of record on March 31, 2001. All share and per share information of the Company has been restated to reflect the stock split.

Options to purchase 500 shares at $10 per share were outstanding during 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The 500 options, which expire in 2013, were still outstanding at the end of the year 2003. Options to purchase 181 thousand and 24 thousand shares of common stock were outstanding during 2002 and 2001, respectively, at $8.33 per share but were not included in the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of the common shares. The options expire in 2012 and 2011. 179 thousand and 24 thousand options to purchase shares of common stock were still outstanding at December 31, 2002 and 2001, respectively.

6% Subordinated Mandatory Convertible Notes in the principal amount of $2,250 thousand were outstanding from April 15, 2001 through October 15, 2001, at which time the principal plus interest converted into 278 thousand shares of the Company's common stock. These shares were antidilutive and excluded from the computation of dilutive earnings per share.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK DATA - continued

On June 14, 2001, the Company's non-underwritten public offering of up to $30,000 thousand in shares of the Company's common stock at a price of $8.33 per share became effective. The Company sold 798 thousand shares in the offering during December 2001.

On March 19, 2002, the Company's non-underwritten private placement of up to $20,000 thousand in shares of the Company's common stock at a price of $8.33 per share became effective. Subsequently, the private placement was increased to $27,500 thousand. The private placement closed on August 8, 2002, by which time the Company had sold 3,091 thousand shares.

On April 23, 2003, First Security's board of directors approved a 12-for-10 stock split to be distributed on June 16, 2003, to shareholders of record on June 2, 2003. As a result of the split, the par value has been adjusted from $0.01 to $0.0083 per share; however, the par value has been rounded to $0.01 per share for presentation purposes. All share data has been retroactively adjusted for the 12-for-10 stock split, unless expressly noted otherwise.

NOTE 11 - LEASES

The Company leases bank branches and the corporate office and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2003, are as follows:

(in thousands)
Year Ending
December 31, 2004	$744
December 31, 2005	622
December 31, 2006	559
December 31, 2007	550
December 31, 2008	475
Thereafter	2,915

$5,865

Rent expense totaled $576 thousand, $515 thousand and $497 thousand for the years ended 2003, 2002 and 2001.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The income tax provision consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)

Current Provision	$548	$1,391	$188
Deferred Provision	571	167	47

Income Tax Provision	$1,119	$1,558	$235

Reconciliation of the income tax provision to statutory rates is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)

Federal Taxes at Statutory Tax Rate	$1,216	$1,414	$86
Underaccrual of Prior Year Taxes and Other	-	-	125
Other, net	(169)	(14)	-
State Taxes, net of federal effect	72	158	24

Income Tax Provision	$1,119	$1,558	$235

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	December 31,
	2003	2002
	(in thousands)
Deferred Tax Assets
Organization and Start-up Costs	$56	$81
Allowance for Loan Losses	2,281	1,393
Deferred Loan Fees	132	91
Other	-	31

	2,469	1,596

Deferred Tax Liabilities
Securities Available-for-Sale	222	308
Premises and Equipment	1,271	773
Goodwill and Core Deposit Intangibles	882	59
Other	123	-

	2,498	1,140

Net Deferred Tax Asset (Liability)	$(29)	$456

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - 401(k) AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401(k) and employee stock ownership plan (the plan) covering employees meeting certain age and service requirements. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 25% of the employee's contribution up to 6% of the employee's compensation. In its sole discretion at the end of the plan year, the Company may make an additional contribution up to 6% of the employee's compensation for the plan year.

Under the employee stock ownership portion (ESOP) of the plan, the Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution shall be used to repay any acquisition loan and any financed shares which are available for allocation to participants. Financed shares acquired will be released in accordance with the plan and allocated to the ESOP accounts of participants at the end of each plan year. Stock dividends paid on shares of Company stock shall be allocated to the participants' ESOP accounts, while cash dividends on allocated and financed shares shall be used to repay the acquisition loan. The ESOP has no borrowing at December 31, 2003.

During 2001, the plan was amended for purposes of complying with the requirements of the General Agreement on Tariffs and Trade ("GATT"), the Uniform Services Employment and Reemployment Act ("USERRA"), the Small Business Job Protection Act ("SBJPA"), the Taxpayer Relief Act of 1997 ("TRA 1997"), and the Internal Revenue Service Restructuring and Reform Act of 1998 (RRA) (collectively referred to as "GUST"), as well as for other statutory and regulatory changes, and for other purposes.

During 2002, the plan was amended to reflect the transfer of assets from First State Bank Financial Security Plan into the plan and add First State Bank as an affiliated employer, as well as incorporate certain required and optional provisions of the Economic Growth and Tax Relief Reconciliation Act, change the eligible individual annual contribution from 15% to 75% of compensation (subject to certain legal limits), and adopt a new vesting schedule for participants who complete one hour of service on or after July 1, 2002, in addition to other changes.

During 2003, the plan was amended to modify the eligibility and service crediting rules to allow certain employees of Premier National Bank of Dalton to participate in the Plan effective as of April 1, 2003, and to receive service credit for their period of employment with Premier National Bank of Dalton.

During 2003, the plan was amended to make certain required amendments to the plan to comply with the requirements of Code Section 401(a)(9) of the Internal Revenue Code.

During 2003, the plan was amended to modify the eligibility and service crediting rules to allow those employed at any of the National Bank of Commerce branches acquired on December 4, 2003 to participate in the Plan effective as of December 5, 2003, and to receive service credit for their period of employment with these branches of National Bank of Commerce.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - 401(k) AND EMPLOYEE STOCK OWNERSHIP PLAN - continued

During 2003, the Board of Directors reduced the number of plan trustees from three to two and reduced the number of committee members administering the plan from three to two. The two trustees and the two committee members are Rodger B. Holley and William L. Lusk, Jr.

Compensation expense for the 401(k) portion of the plan was $325 thousand, $174 thousand and $125 thousand for 2003, 2002 and 2001, respectively.

NOTE 14 - LONG-TERM INCENTIVE PLAN

The 2002 Long-Term Incentive Plan (2002 LTIP), was approved by the shareholders of the Company at the 2002 annual meeting. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock reserved and available for awards is 240 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company's voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the committee appointed by the board (the committee) for administering the 2002 LTIP. The term of each award is determined by the committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date.

The Company's 1999 Long-Term Incentive Plan (1999 LTIP) included eligible employees. The total number of shares of stock reserved and available for awards was 692 thousand, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the plan, incentive stock options to purchase shares of the Company's common stock were granted at a price not less than the fair market value of the stock as of the date of the grant. Options were to be exercised within ten years from the date of grant subject to conditions specified by the plan. Restricted stock could also be awarded by the committee in accordance with the 1999 LTIP. Each award vested in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - LONG-TERM INCENTIVE PLAN - continued

Following is a summary of the status of the stock options as of December 31, 2003, 2002 and 2001, and changes during the years then ended:

	December 31, 2003		December 31, 2002		December 31, 2001
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price

Outstanding - beginning of year	596	$6.98	452	$6.51	-	$-
Granted	329	8.33	157	8.33	457	6.51
Exercised	(88)	6.41	-	-	-	-
Forfeited	(90)	7.10	(13)	6.81	(5)	6.41

Outstanding - end of year	747	7.63	596	6.98	452	6.51

Options Exercisable - end of year	246	$6.92	148	$6.50		N/A

Weighted Average Fair Value of Options Granted During the Year		$3.06		$2.02		$2.00

Following is a summary of the status of stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price

$6.41 - $10.00	747	8.25 years	$7.63	246	$6.92

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

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

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(in thousands, except per share data)
Net Income
As Reported	$2,456	$2,602	$18
Pro forma	$2,164	$2,418	$(169)

Basic Net Income per Share
As Reported	$0.24	$0.33	$-
Pro forma	$0.21	$0.31	$(0.03)

Diluted Net Income per Share
As Reported	$0.24	$0.33	$-
Pro forma	$0.21	$0.31	$(0.03)

The fair value of options at date of grant was estimated by management using the Black-Scholes option pricing model with the following assumptions used for grants:

	December 31,
	2003	2002	2001

Dividend Yield	1.00%	1.00%	1.00%
Average Risk-Free Interest Rate	3.50%	3.58%	5.08%
Expected Life	7 years	7 years	7 years
Expected Volatility	14%	15%	20%

NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS - continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the Bank was well capitalized for regulatory purposes. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Until the Company had consolidated assets of $150 million or more, the Federal Reserve did not consider the Company's capital adequacy. Since reaching $150 million in consolidated assets in July 2000, the Company has been required to maintain the following consolidated capital requirements to be considered "well capitalized."

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2003
Total Capital to Risk-Weighted Assets -
First Security Group, Inc. and subsidiary	$72,131	14.3%	$40,466	8.0%	N/A	N/A
FSGBank	$63,663	12.6%	$40,313	8.0%	$50,391	10.0%

Tier 1 Capital to Risk-Weighted Assets -
First Security Group, Inc. and subsidiary	$66,304	13.1%	$20,233	4.0%	N/A	N/A
FSGBank	$57,836	11.5%	$20,157	4.0%	$30,235	6.0%

Tier 1 Capital to Average Assets -
First Security Group, Inc. and subsidiary	$66,304	11.0%	$24,088	4.0%	N/A	N/A
FSGBank	$57,836	9.6%	$24,017	4.0%	$30,021	5.0%

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS - continued

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2002
Total Capital to Risk-Weighted Assets -
First Security Group, Inc. and subsidiaries	$63,303	17.6%	$28,714	8.0%	N/A	N/A
Dalton Whitfield Bank	$16,591	12.3%	$10,773	8.0%	$13,467	10.0%
Frontier Bank	$23,911	12.3%	$15,589	8.0%	$19,486	10.0%
First State Bank	$11,096	38.2%	$2,322	8.0%	$2,903	10.0%

Tier 1 Capital to Risk-Weighted Assets -
First Security Group, Inc. and subsidiaries	$58,806	16.4%	$14,357	4.0%	N/A	N/A
Dalton Whitfield Bank	$14,905	11.1%	$5,387	4.0%	$8,080	6.0%
Frontier Bank	$21,467	11.0%	$7,794	4.0%	$11,692	6.0%
First State Bank	$10,734	37.0%	$1,161	4.0%	$1,742	6.0%

Tier 1 Capital to Average Assets -
First Security Group, Inc. and subsidiaries	$58,806	12.6%	$18,710	4.0%	N/A	N/A
Dalton Whitfield Bank	$14,905	8.3%	$7,198	4.0%	$8,997	5.0%
Frontier Bank	$21,467	9.2%	$9,354	4.0%	$11,692	5.0%
First State Bank	$10,734	19.9%	$2,159	4.0%	$2,699	5.0%

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2001
Total Capital to Risk-Weighted Assets -
First Security Group, Inc. and subsidiaries	$36,667	12.2%	$23,936	8.0%	N/A	N/A
Dalton Whitfield Bank	$15,047	11.9%	$10,123	8.0%	$12,653	10.0%
Frontier Bank	$19,227	11.1%	$13,815	8.0%	$17,269	10.0%

Tier 1 Capital to Risk-Weighted Assets -
First Security Group, Inc. and subsidiaries	$32,848	11.0%	$11,968	4.0%	N/A	N/A
Dalton Whitfield Bank	$13,464	10.6%	$5,061	4.0%	$7,592	6.0%
Frontier Bank	$17,120	9.9%	$6,907	4.0%	$10,361	6.0%

Tier 1 Capital to Average Assets -
First Security Group, Inc. and subsidiaries	$32,848	9.9%	$13,353	4.0%	N/A	N/A
Dalton Whitfield Bank	$13,464	9.1%	$5,928	4.0%	$7,409	5.0%
Frontier Bank	$17,120	9.2%	$7,425	4.0%	$9,281	5.0%

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial Assets
Cash and Cash Equivalents	$32,634	$32,634	$44,473	$44,473
Interest-Bearing Deposits in Banks	$4,512	$4,512	$3,706	$3,706
Securities Available-for-Sale	$86,499	$86,499	$54,442	$54,442
Loans	$478,013	$490,014	$348,582	$361,541
Allowance for Loan Losses	$5,827	$5,827	$5,362	$5,362

Financial Liabilities
Deposits	$540,304	$543,384	$384,483	$386,178
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$12,069	$12,069	$11,722	$11,722
Other Borrowings	$6,159	$6,159	$6,168	$6,168

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair value.

•	Interest-Bearing Deposits in Banks - The carrying amounts of interest-bearing deposits in banks approximate fair value.

•	Securities - Fair values for securities are based on quoted market prices.

•
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

•
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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

•
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase - These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

•	Other Borrowings - Other borrowings carrying amount reported in the balance sheet approximates fair value.

NOTE 17 - OFF-BALANCE-SHEET ACTIVITY

The Bank is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as they do for on-balance-sheet instruments.

The Bank's maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2003 and 2002, was as follows:

	December 31,	December 31,
	2003	2002
	(in thousands)

Commitments to Extend Credit	$120,915	$70,613
Standby Letters of Credit	$4,198	$2,375

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank on extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of borrowers have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank had approximately $14.6 million and $17 million in loans related to the carpet industry as of December 31, 2003 and 2002, respectively.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and other income are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
		(in thousands)
Noninterest Income -
Fees Related to Mortgage Loans Sold	$2,157	$1,316	$979

Noninterest Expense -
Professional Fees	$954	$946	$418
Goodwill Amortization	$-	$-	$481
Depreciation	$1,240	$586	$471
Computer Fees	$1,184	$759	$587
Printing and Supplies	$643	$377	$296
Advertising	$431	$308	$265
Telephone	$464	$325	$-
Core Deposit Intangible Amortization	$550	$102	$-

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	December 31, 2003	December 31, 2002
	(in thousands)

ASSETS
Cash and Due from Bank Subsidiary	$6,086	$11,448
Investment in Common Stock of Subsidiary	73,969	56,233
Premises and Equipment, net	1,589	-
Other Assets	844	373

TOTAL ASSETS	$82,488	$68,054

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	$50	$121

STOCKHOLDERS' EQUITY	82,438	67,933

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,488	$68,054

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY - continued

CONDENSED STATEMENT OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)

INCOME
Management Fees	$2,136	$1,441	$848
Interest	-	18	-
Miscellaneous	-	-	-

Total Income	2,136	1,459	848

EXPENSES
Interest	-	-	67
Salaries and Employee Benefits	2,094	1,382	696
Other	1,274	747	372

Total Expenses	3,368	2,129	1,135

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(1,232)	(670)	(287)

Income Tax Benefit	(447)	(257)	(66)

LOSS BEFORE EQUITY IN UNDISTRIBUTEDNET INCOME OF SUBSIDIARY	(785)	(413)	(221)

Equity in Undistributed Net Income of Subsidiary	3,241	3,015	239

NET INCOME	$2,456	$2,602	$18

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY - continued

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,456	$2,602	$18
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities -
Equity in Undistributed Net Income of Subsidiary	(3,241)	(3,015)	(239)
Amortization of Deferred Compensation	167	-	-
Common Stock Issued in Lieu of Subordinated Debt Interest	-	-	67
Increase in Other Assets	(471)	(5)	(25)
(Decrease) Increase in Liabilities	(71)	121	(1)

Net Cash Used by Operating Activities	(1,160)	(297)	(180)

CASH FLOWS FROM INVESTING ACTIVITIES
(Additions to) Disposal of Premises and Equipment	(1,589)	2	(2)
Investments in/Acquisition of Subsidiary	(3,170)	(15,846)	(6,396)

Net Cash Used by Investing Activities	(4,759)	(15,844)	(6,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Subordinated Debt	-	-	2,250
Proceeds from Issuance of Common Stock Under Stock Option Plan	557	-	-
Proceeds from Issuance of Common Stock, less stock issuance costs of $71 in 2002 and $446 in 2001	-	25,695	6,200

Net Cash Provided by Financing Activities	557	25,695	8,450

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,362)	9,554	1,872

CASH AND CASH EQUIVALENTS – beginning of year	11,448	1,894	22

CASH AND CASH EQUIVALENTS - end of year	$6,086	$11,448	$1,894

SUPPLEMENTAL DISCLOSURES OF NONCASHINVESTING AND FINANCING ACTIVITIES
Unrealized Appreciation of Securities, net of tax	$(165)	$371	$136
Conversion of Subordinated Debt to Common Stock	$-	$-	$2,250
Issuance of Common Stock Pursuant to Incentive Plan	$200	$-	$-
Issuance of Common Stock in Business Combination	$11,487	$-	$-

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003

	(in thousands, except per share data)

Interest Income	$6,795	$8,091	$8,238	$8,430
Interest Expense	2,072	2,492	2,283	2,050

Net Interest Income	4,723	5,599	5,955	6,380
Provision for Loan Losses	752	381	366	623

Net Interest Income After Provisionfor Loan Losses	3,971	5,218	5,589	5,757
Noninterest Income	1,120	1,406	1,470	1,322
Noninterest Expense	4,604	5,643	5,883	6,148

Income Before Income Tax Provision	487	981	1,176	931
Income Tax Provision	151	410	432	126

Net Income	$336	$571	$744	$805

Net Income Per Share *
Basic	$0.04	$0.05	$0.07	$0.08
Diluted	$0.04	$0.05	$0.07	$0.08

Shares Outstanding
Basic	9,119	10,497	10,497	10,500
Diluted	9,215	10,591	10,605	10,667

NOTE 21 - QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED) - continued

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002

	(in thousands, except per share data)

Interest Income	$5,787	$6,024	$6,753	$7,057
Interest Expense	2,052	1,970	2,184	2,211

Net Interest Income	3,735	4,054	4,569	4,846
Provision for Loan Losses	110	139	561	1,138

Net Interest Income After Provision for Loan Losses	3,625	3,915	4,008	3,708
Noninterest Income	847	903	908	1,161
Noninterest Expense	3,169	3,565	3,832	4,349

Income Before Income Tax Provision	1,303	1,253	1,084	520
Income Tax Provision	497	474	441	146

Net Income	$806	$779	$643	$374

Net Income Per Share *
Basic	$0.13	$0.11	$0.07	$0.04
Diluted	$0.13	$0.11	$0.07	$0.04

Shares Outstanding
Basic	6,012	7,170	9,059	9,095
Diluted	6,110	7,268	9,157	9,192

*
The sum of the 2003 and 2002 quarterly earnings per share may differ from the annual earnings per share because of the differences in the weighted average number of common shares outstanding and common shares used in the quarterly and annual computation as well as differences in rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, First Security carried out an evaluation, under the supervision and with the participation of First Security’s management, including First Security’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of First Security’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, First Security’s Chief Executive Officer and Chief Financial Officer concluded that First Security’s disclosure controls and procedures are effective in timely alerting them to material information relating to First Security (including its consolidated subsidiaries) that is required to be included in First Security’s periodic filings with the Securities and Exchange Commission. There have been no changes in First Security’s internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to material affect, First Security’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information on the directors and officers of First Security is included under the caption “Proposal One – Election of Directors” in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 and is hereby incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of First Security in included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 and is hereby incorporated herein by reference.

First Security has adopted a Code of Ethics that applies to its employees, including its principal executive, financial and accounting officers. The Code of Ethics may also be obtained, without charge, upon written request addressed to First Security Group, Inc., Post Office Box 11247, Chattanooga, Tennessee 37401, Attention: Chief Financial Officer. The request may be delivered to the address set forth above or by fax to the attention of First Security’s Chief Financial Officer at (423) 267-3383.

Item 11.	Executive Compensation

Information on First Security’s executive compensation is included under the caption “Executive Compensation and Other Benefits” in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the number of shares of common stock beneficially owned by (1) each current director the First Security, (2) each executive officer listed in the Summary Compensation Table, and (3) all current executive officers and directors as a group is included under the captions “Proposal One – Election of Directors” and “Proposal Two – Approval of Long-Term Incentive Plan Amendment” in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 and is hereby incorporated by reference. As of March 5, 2004, First Security did not have any shareholders who beneficially owned more than 5% of the outstanding common stock.

The following table sets forth information regarding First Security’s equity compensation plans under which shares of First Security’s common stock are authorized for issuance. The only equity compensation plans maintained by First Security are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan. All data is presented as of December 31, 2003.

90

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)

Equity compensation plans approved by security holders	747,117	$7.63	161,369

Equity compensation plans not approved by security holders	--	--	--

Total	747,117	$7.63	161,369

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included under the caption “Executive Compensation and Other Benefits – Certain Transactions and Business Relationships” in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is included under the caption “Proposal Three – Ratification of Appointment of Independent Auditors” in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)
List of All Financial Statements. The following consolidated financial statements and report of independent certified public accountants of First Security are included in this Annual Report on Form 10-K:

		•	Independent Auditor's Report.

		•	Consolidated Balance Sheets as of December 31, 2003 and 2002.

		•	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.

		•	Consolidated Statement of Shareholders' Equity for the Years ended December 31, 2003, 2002 and 2001.

		•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

		•	Notes to Consolidated Financial Statements.

(a)	(2)	The financial statement schedules are either included in the financial statements or are not applicable.

(a)	(3)
Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

91

Exhibit
Number	Description

3.1	Articles of Incorporation of First Security (Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338 (the "Form S-1")).

3.2	Bylaws of First Security (Incorporated by reference from Exhibit 3.2 to the Form S-1).

10.1	The First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Form S-1).

10.2	The First Security Group, Inc. 2002 Long-Term Incentive Plan. (Incorporated by reference from Appendix A to First Security’s Proxy Statement filed August 16, 2002).

10.3
Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and Rodger B. Holley (Director and Executive Officer of First Security Group, Inc.). (Incorporated by reference from Exhibit 10.1 to the Company's 10-Q for quarter ended June 30, 2003).

10.4	Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and Lloyd L. Montgomery, III (Director and Executive Officer of First Security Group, Inc.) (Incorporated by reference from Exhibit 10.2 to the Company's 10-Q for quarter ended June 30, 2003).

10.5
Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and William L. Lusk, Jr. (Executive Officer of First Security Group, Inc.) (Incorporated by reference from Exhibit 10.3 to the Company's 10-Q for quarter ended June 30, 2003).

10.6
Severance and Change in Control Agreement Dated as of May 16, 2003 by and between First Security Group, Inc., FSGBank, NA (formerly Frontier Bank) and Larry R. Belk (Director of First Security Group, Inc.) (Incorporated by reference from Exhibit 10.4 to the Company's 10-Q for quarter ended June 30, 2003).

10.7	2003 Incentive Compensation Plan (Incorporated by reference from Exhibit 10.5 to the Company's 10-Q for quarter ended June 30, 2003).

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 .

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 .

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934 .

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934 .

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.

Current Report on Form 8-K dated December 8, 2003 and filed December 8, 2003, Items 5 and 7.

92

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1954, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/s/ Rodger B. Holley

Rodger B. Holley
President and Chief Executive Officer

DATE:	March 15, 2004

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Rodger B. Holley	President, Chief Executive Officer and	March 15, 2004
Chairman of the Board of Directors
Rodger B. Holley	(Principal Executive Officer)

/s/ William L. Lusk, Jr.	Secretary, Chief Financial Officer, and	March 15, 2004
Executive Vice President
William L. Lusk, Jr.	(Principal Financial Officer)

/s/ Linda S. Cummins	Controller and Vice-President	March 15, 2004
(Principal Accounting Officer)
Linda S. Cummins

/s/ Larry R. Belk	Director	March 15, 2004

Larry R. Belk

/s/ Clayton Causby	Director	March 15, 2004

Clayton Causby

/s/ Douglas F. Heuer, III	Director	March 15, 2004

Douglas F. Heuer, III

/s/ Carol H. Jackson	Director	March 15, 2004

Carol H. Jackson

/s/ Ralph L. Kendall	Director	March 15, 2004

Ralph L. Kendall

/s/ William B. Kilbride	Director	March 15, 2004

William B. Kilbride

/s/ D. Ray Marler	Director	March 15, 2004

D. Ray Marler

93

/s/ Lloyd L. Montgomery, III	Director	March 15, 2004

Lloyd L. Montgomery, III

/s/ Hugh J. Moser, III	Director	March 15, 2004

Hugh J. Moser, III

/s/ H. Patrick Wood	Director	March 15, 2004

H. Patrick Wood

94