Form 10-Q
period 2004-03-31
FIRST SECURITY GROUP INC/TN
filed 2004-05-07
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
OR
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

Common Stock, $.0083 par value:
10,587,639 shares outstanding and issued as of April 29, 2004

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets	March 31,	December 31,	March 31,
	2004	2003	2003
	(unaudited)		(unaudited)

	(in thousands)
ASSETS
Cash and due from banks	$18,406	$25,662	$22,677
Federal funds sold and securities purchased
under agreements to resell	4,690	6,972	46,774

Cash and cash equivalents	23,096	32,634	69,451

Interest-bearing deposits in banks	2,897	4,512	3,380

Securities available for sale	89,407	86,499	71,222

Loans	489,303	478,013	422,211
Less: Allowance for loan losses	5,641	5,827	6,769

	483,662	472,186	415,442

Premises and equipment, net	25,118	24,517	17,944

Intangible assets	15,394	15,704	12,769

Other assets	8,326	8,713	7,322

TOTAL ASSETS	$647,900	$644,765	$597,530

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest bearing demand	$101,692	$100,192	$85,491
Interest bearing demand	51,047	51,505	37,598
Savings	129,398	128,662	117,964
Certificates of deposit of $100 thousand or more	96,852	95,162	97,596
Certificates of deposit less than $100 thousand	165,224	164,783	152,887

Total deposits	544,213	540,304	491,536
Federal funds purchased and securities sold
under agreement to repurchase	12,234	12,069	12,403
Other borrowings	4,157	6,159	9,166
Other liabilities	3,800	3,795	4,674

Total liabilities	564,404	562,327	517,779

STOCKHOLDERS' EQUITY
Common stock - $.0083 par value - 20,000,000 shares
authorized; 10,587,639 issued as of March 31, 2004;
10,584,867 issued as of December 31, 2003;
and 10,497,353 issued as of March 31, 2003	88	88	88
Paid-in surplus	77,981	77,958	77,398
Retained earnings	4,645	3,995	1,875
Accumulated other comprehensive income	782	430	590
Deferred compensation on restricted stock	-	(33)	(200)

Total stockholders' equity	83,496	82,438	79,751

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$647,900	$644,765	$597,530

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(Unaudited)

	Three Months Ended
	March 31,
(In thousands except per share amounts)	2004	2003
INTEREST INCOME
Loans, including fees	$7,755	$6,173
Debt securities -taxable	558	409
Debt securities -non-taxable	169	95
Other	68	118

Total interest income	8,550	6,795

INTEREST EXPENSE
Interest bearing demand deposits	41	32
Savings deposits	255	383
Certificates of deposit of $100 thousand or more	619	639
Certificates of deposit of less than $100 thousand	1,032	916
Other	87	102

Total interest expense	2,034	2,072

NET INTEREST INCOME	6,516	4,723
Provision for loan losses	675	752

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	5,841	3,971

NONINTEREST INCOME
Service charges on deposit accounts	771	480
Mortgage loan fee income	247	460
Gain on securities	84	3
Other noninterest income	204	177

Total noninterest income	1,306	1,120

NONINTEREST EXPENSE
Salaries and employee benefits	3,430	2,614
Net occupancy	456	298
Equipment expense	480	321
Data processing fees	290	230
Amortization expense - CDI	229	61
Advertising expense	111	68
Supplies expense	168	108
Communications expense	107	95
Professional services	223	214
Postage expense	141	98
Other noninterest expense	592	497

Total noninterest expense	6,227	4,604

4

INCOME BEFORE INCOME TAX PROVISION	920	487
Income tax provision	270	151

NET INCOME	$650	$336

NET INCOME PER SHARE
BASIC	$0.06	$0.04
DILUTED	$0.06	$0.04
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	10,586	9,119
DILUTED	10,763	9,215

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity

						Deferred
					Accumulated	Compensation
	Common Stock				Other	on
			Paid-In	Retained	Comprehensive	Restricted
(In thousands)	Shares	Amount	Surplus	Earnings	Income	Stock	Total

Balance - December 31, 2003	10,585	$88	$77,958	$3,995	$430	$(33)	$82,438

Comprehensive income -
Net income (unaudited)				650			650
Change in net unrealized
gain on securities available
for sale, net of tax (unaudited)					352		352

Total comprehensive income (unaudited)							1,002
Common stock issued (unaudited)	3		23			33	56

Balance - March 31, 2004 (unaudited)	10,588	$88	$77,981	$4,645	$782	$0	$83,496

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	March 31,

(In thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$650	$336
Provision for loan losses	675	752
Net amortization of securities	223	179
Amortization of intangibles	229	60
Amortization of deferred stock compensation	33	-
Depreciation	397	228
Loss on disposal of assets	11	-
Gain on sale of available-for-sale securities	(84)	(3)
Changes in operating assets and liabilities -
Decrease (increase) in -
Interest receivable	(8)	295
Other assets	476	(1,061)
Increase (decrease) in -
Interest payable	(310)	(896)
Other liabilities	134	1,748

Net cash provided by operating activities	2,426	1,638

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	1,615	326
Activity in available-for-sale securities -
Sales	8,412	3,646
Maturities, prepayments, and calls	7,098	1,892
Purchases	(18,024)	(13,570)
Loan originations and principal collections, net	(12,151)	(16,110)
Proceeds from sale of fixed assets	-	-
Additions to premises and equipment	(1,009)	(953)
Net cash acquired in transaction accounted for
under the purchase method of accounting	-	14,198

Net cash used by investing activities	(14,059)	(10,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,909	33,232
Net increase in federal funds purchased and
securities sold under agreements to repurchase	165	681
Repayments of other borrowings	(2,002)	(2)
Proceeds from sale of common stock, net	23	-

Net cash provided by financing activities	2,095	33,911

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(9,538)	24,978
CASH AND CASH EQUIVALENTS - beginning of period	32,634	44,473

CASH AND CASH EQUIVALENTS - end of period	$23,096	$69,451

Supplemental disclosures of noncash investing and
financing activities
Change in unrealized appreciation (depreciation) of securities,
net of deferred taxes of $181 for 2004 and $(3) for 2003	$352	$(5)
Assets (noncash) acquired in business combination	$-	$75,314
Liabilities assumed in business combination	$-	$78,025
Issuance of common stock in business combination	$-	$11,487
Issuance of common stock pursuant to incentive plan	$-	$200
Supplemental schedule of cash flows
Interest paid	$2,344	$2,968
Income taxes paid	$166	$112

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month period ended March 31, 2004 and 2003, respectively, was as follows:

	Three Months Ended
	March 31,

(in thousands)	2004	2003

Net income	$650	$336
Unrealized gain (loss) - securities, net of tax	352	(5)

Comprehensive income, net of tax	$1,002	$331

NOTE C – EARNINGS PER SHARE

Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security's Form 10-K, which contains descriptions of First Security's Stock Option Plan (the "Plan"). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the three months ended March 31, 2004.

NOTE D – REGULATORY AND ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. However, for special-purpose entities, First Security would have been required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on First Security's consolidated financial statements.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) concluded its discussion of Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The EITF provided guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The EITF consensus also requires certain quantitative and qualitative disclosures which were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The EITF consensus is not expected to have a material effect on First Security’s consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "FSG," "we," "us," “the Company” and "our" refer to First Security Group, Inc.

FIRST QUARTER 2004 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2004 and 2003. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

All per share data has been retroactively adjusted for the 12 for 10 stock split effected on June 16, 2003. As a result of the split, the par value has been adjusted from $.01 to $0.0083 per share.

OVERVIEW

As of March 31, 2004, First Security had total consolidated assets of $647.9 million, total loans of $489.3 million, total deposits of $544.2 million and stockholders' equity of $83.5 million. Our net income was $650 thousand for the three months ended March 31, 2004.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2004, was $650 thousand, or $.06 per share (basic and diluted), compared to a net income of $336 thousand, or $.04 per share (basic and diluted) in the same period of 2003. Net interest income and noninterest income increased by $2 million, collectively, while noninterest expense, including provision for loan losses, increased by $1.5 million. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisition and branching activity during 2003 and the first quarter of 2004.

Return on average assets (annualized) for the three months ended March 31, 2004 and 2003 was 0.40% and 0.28%, respectively. Return on average equity (annualized) for the three months ended March 31, 2004 and 2003 was 3.1% and 2.0%, respectively.

Net Interest Income

Net interest income increased by $1.8 million or 38% to $6.5 million for the first quarter of 2004 compared to the same period a year ago. There are two factors that influence net interest income: (1) volume of earning assets and (2) rate of net interest margin on those earning assets.

Quarter-to-date average earning assets increased by $135.6 million or 30% to $583.7 million compared to average earning assets for the same period in 2003. On a year-to-year comparative basis, our earning assets increased due to (i) deposit gathering activities – deposits raised were used to fund or acquire earning assets and (ii) the acquisition of three Monroe County, Tennessee, branches from National Bank of Commerce in late 2003. These additional earning assets have enabled First Security to earn more interest income.

The other factors influencing net interest income are the yield on earning assets and the cost of funding liabilities. Changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. On a fully tax equivalent basis, our net interest margin was 22 basis points higher in the first quarter of 2004 compared to the same period in 2003.

For the first quarter of 2004, 79% of average earning assets were funded with interest bearing liabilities, compared to 77% for the same period in 2003. In spite of an increase in interest bearing liabilities as a source of funding, our net interest margin improved from period-to-period. The margin improved because our weighted average yield earned on interest earning assets decreased at a slower pace than the decrease in our weighted average rate paid on interest bearing liabilities. We managed to minimize the decrease in the yield on interest earning assets by repositioning our mix of earning assets into higher yielding loans and investment securities. Overall, the decreases we experienced in our yield earned on earning assets and our rate paid on interest bearing liabilities resulted from the Federal Reserve Bank's rate reduction initiative during the prior three years to stimulate economic growth in the weakening U.S. economy. As a result of the Federal Reserve’s rate reductions and as our assets and liabilities continue to mature and reprice, we believe that the average rate earned on assets and our average rate paid on liabilities may continue to decrease over the next several months barring a Federal Reserve interest rate increase. If the Federal Reserve does increase interest rates, we believe that our net interest margin may increase because our assets reprice more frequently than our liabilities (see Item 3, Quantitative and Qualitative Disclosures About Market Risk).

The interest rate earned on loans for the three months ended March 31, 2004 decreased 65 basis points compared to the same period in 2003. The decrease is primarily attributable to the decreases in the prime lending rate, which were effected by the Federal Reserve rate cut initiative and the subsequent repricing of loans at lower rates. The yields on investment securities and other earning assets also decreased over the same periods. The overall yield on earning assets decreased 25 basis points in the first quarter of 2004 compared to the same period in 2003. The decrease in yield on earning assets was less than the decrease in the yield on loans due to the change in our mix of average earning assets. Average loans, which are our highest yielding earning assets, comprised 83% of earning assets in the first quarter of 2004, compared to 79% in the same period of the prior year.

For the first quarter of 2004, the cost of interest bearing liabilities decreased by 64 basis points from the same period in 2003. As a result, net interest spread for the first quarter of 2004 increased 39 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and FSGBank’s needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2004 and 2003.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)

	2004			2003

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans, net of unearned income	$486,610	$7,755	6.41%	$354,889	$6,175	7.06%
Investment securities	86,988	844	3.90%	56,525	584	4.19%
Other earning assets	10,132	69	2.74%	36,713	118	1.30%

Total earning assets	583,730	8,668	5.97%	448,127	6,877	6.22%

Allowance for loan losses	(5,815)			(5,401)
Intangible assets	15,499			8,510
Cash & due from banks	20,263			13,546
Premises & equipment	24,888			13,603
Other assets	4,854			4,451

TOTAL ASSETS	$643,419			$482,836

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$50,158	42	0.34%	$27,573	32	0.47%
Money market accounts	97,536	223	0.92%	81,640	342	1.70%
Savings deposits	31,706	32	0.41%	18,170	41	0.92%
Time deposits < $100	165,581	1,033	2.51%	122,952	916	3.02%
Time deposits > $100	94,182	618	2.64%	78,391	639	3.31%
Federal funds purchased	5,016	18	1.44%	-	-	0.00%
Repurchase agreements	11,425	19	0.67%	12,348	34	1.12%
Other borrowings	4,365	52	4.79%	6,167	68	4.47%

Total interest bearing liabilities	459,969	2,037	1.78%	347,241	2,072	2.42%

Net interest spread		$6,631	4.19%		$4,805	3.80%

Noninterest bearing demand deposits	97,002			64,478
Accrued expenses and other liabilities	3,044			2,457
Stockholders' equity	82,843			68,028
Unrealized gain on securities	561			632
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$643,419			$482,836

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.38%			0.55%

Net yield on earning assets*			4.57%			4.35%

*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the three month period ended March 31, 2004 to the three month period ended March 31, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended March 31
(all dollar amounts in thousands)

	2004 Compared to 2003
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:

	Volume	Rate	Total

Interest earning assets:
Loans, net of unearned income	$2,099	$(519)	$1,580
Investment securities	296	(35)	260
Other earning assets	(181)	132	(49)

Total earning assets	2,214	(423)	1,791

Interest bearing liabilities:
NOW accounts	19	(9)	10
Money market accounts	36	(155)	(119)
Savings deposits	14	(23)	(9)
Time deposits < $100	266	(149)	117
Time deposits > $100	104	(125)	(21)
Federal funds purchased	18	-	18
Repurchase agreements	(1)	(14)	(15)
Other borrowings	(21)	5	(16)

Total interest bearing liabilities	435	(470)	(35)

Increase in net interest income	$1,779	$47	$1,826

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended March 31, 2004 was $675 thousand compared to $752 thousand in the same period of 2003. Net charge-offs for the first quarter of 2004 were $861 thousand compared to net charge-offs of $195 thousand for the same period in 2003. The 2004 charge-offs were the consequences of prior period decentralized credit underwriting standards, the lack of a year-round loan review program in prior years, and an increase in bankruptcy filings.

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We periodically analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

°	our loan loss experience;
°	the amount of past due and nonperforming loans;
°	specific known risks;
°	the status and amount of past due and nonperforming assets;
°	underlying estimated values of collateral securing loans;
°	current and anticipated economic conditions; and
°	other factors which management believes affect the allowance for potential credit losses.

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

As of March 31, 2004, the allowance for loan loss for FSGBank was $5.6 million or 1.15% of its outstanding loans. The peer group for FSGBank, as defined by the Federal Financial Institutions Examination Council's December 31, 2003 Uniform Bank Performance Report, includes all insured commercial banks between $500 million and $1 billion in average assets. This peer group, which includes 385 banks, had a ratio of the allowance for loan losses divided by total loans of 1.36% as of December 31, 2003, or 21 basis points more than FSGBank. Using our methodology, we believe that the allowance for loan loss for FSGBank was adequate as of March 31, 2004.

Noninterest Income

Noninterest income totaled $1.3 million for the first quarter of this year, an increase of $186 thousand, or 16.6%, from the same period in 2003. Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $771 thousand for the first quarter of 2004, which was $291 thousand, or 60.6%, more than the corresponding quarter in 2003. Deposit related income increased as we gained deposits in our market areas and assumed deposits through the acquisitions of Premier National Bank and the three National Bank of Commerce branches in 2003, and we believe that this source of income will continue to be boosted by further deposit growth. Mortgage loan fees decreased by $213 thousand, or 46.3%, to $247 thousand for the first quarter of 2004 from the prior year. In the first quarter of 2004, rates for fixed rate residential 15- and 30-year loan products increased over those in the preceding year, and as a result, the mortgage refinancing activity was not as strong as that of the previous year. Based on current loan volumes, we believe that mortgage loan fees will remain near first quarter levels for the remainder of the year; however, based on current economic uncertainty and an increasing long term rate environment, mortgage fees may continue to decrease during 2004.

Noninterest Expense

Noninterest expense for the first quarter totaled $6.2 million, which was an increase of $1.6 million, or 35.3% over the first quarter of 2003. First Security's overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses and income tax expenses, as a percentage of net interest income and noninterest income) decreased from 77.8% in the first quarter of 2003 to 76.7% for the same period in 2004.

Compared to the first quarter of 2003, salaries and benefits for the first quarter of 2004 increased $816 thousand or 31% to $3.4 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings and our acquisitions of Premier National Bank in March 2003 and the three National Bank of Commerce branches in December 2003. As of March 31, 2004, we had 26 full service branches (our 27th branch opened on April 5, 2004) and a total of 268 full time equivalent employees. As of March 31, 2003, we employed 228 full time equivalent employees and operated 19 full service branches and three loan production offices. We believe that salaries and benefits will increase for the remainder of 2004 as a result of our growth and branching efforts.

All noninterest expense categories are higher in the first quarter 2004 versus the same period in the prior year as a result of our branching activities and acquisitions of Premier National Bank and the three National Bank of Commerce bank branches. Occupancy expenses increased $158 thousand, or 53%, to $456 thousand. Furniture, fixtures and equipment expenses increased $159 thousand, or 50%, to $480 thousand. Data processing costs increased $60 thousand, or 26%, to $290 thousand. Supplies, communications, and postage expenses increased in aggregate by $115 thousand, or 38%, to $416 thousand. Advertising expense increased $43 thousand, or 63%, to $111 thousand. Professional services increased $9 thousand, or 4%, to $223 thousand.

The $229 thousand of first quarter amortization expense resulted from the amortization of the core deposit intangible assets created by the acquisitions of First State Bank (2002), Premier National Bank (2003) and the three National Bank of Commerce branches (2003). The core deposit intangible and goodwill created by the acquisition of First State Bank were $1 million and $1.4 million, respectively. The core deposit intangible and goodwill created by the acquisition of Premier National Bank were $1.3 million and $3 million, respectively. The core deposit intangible and goodwill created by the acquisition of the three National Bank of Commerce branches were $1.5 million and $754 thousand, respectively. The estimated useful life of each core deposit intangible asset is 10 years.

STATEMENT OF FINANCIAL CONDITION

First Security's total assets at March 31, 2004 were $647.9 million, $597.5 million at March 31, 2003 and $644.8 million at December 31, 2003. Average assets for the first quarter of 2004 were $643 million versus $483 million for the same period a year earlier, an increase of 33%. Of the $3.1 million increase in total assets in the first three months of 2004, approximately $3.0 million was from growth in deposits. First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

Average loans of $486.6 million represented 83% of our average earning assets during the first quarter of 2004. From December 31, 2003, gross loans increased $11.3 million to $489.3 million at March 31, 2004. The quarter-to-quarter growth is not only attributable to the Premier National Bank acquisition and the National Bank of Commerce branch acquisition in Monroe County in 2003, but also to the market growth from the relationships and ties of our bankers to the local communities in which they work. We believe that general loan demand will remain strong during 2004. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

The allowance for loan losses was $5.6 million or 1.15% of outstanding loans at March 31, 2004 and $5.8 million or 1.22% of outstanding loans at December 31, 2003. The allowance for loan losses was 152.5% of nonperforming loans (defined as loans 90 days or more past due and nonaccrual loans) at March 31, 2004 and 245.1% of nonperforming loans at December 31, 2003. For the first three months of 2004, net charge-offs arising from loans secured by real estate totaled $21 thousand, commercial loans totaled $499 thousand, and consumer loans totaled $341 thousand (see Provision for Loan Losses). We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

Allocation for Allowance for Loan Losses
As of March 31, 2004 and 2003
(in thousands)

	2004		2003
		Percentage of loans in each		Percentage of loans in each
Loan Categories	Amount	category to total loans	Amount	category to total loans

Commercial	$2,024	24.5%	$3,035	24.9%
Real estate-construction	239	9.9%	332	8.5%
Real estate-mortgage	2,657	49.9%	2,348	50.4%
Consumer	712	15.7%	801	16.2%
Charter condition or unallocated	9	-	253	-

Total	$5,641	100.0%	$6,769	100.0%

Nonperforming Assets

Nonaccrual loans were $2.3 million at March 31, 2004, $183 thousand at December 31, 2003 and $1.7 million at March 31, 2003. The nonaccrual loans in March 2004 included $453 thousand of commercial loans, $58 thousand of consumer loans, and $1.8 million of real-estate secured loans. The ratio of nonaccrual loans to total loans was 0.47% at March 31, 2004 and 0.038% at December 31, 2003. At March 31, 2004, we owned other real estate in the amount of $781 thousand.

Loans past due 90 days and still accruing were $1.4 million at March 31, 2004, compared to $2.2 million at December 31, 2003. Of these past due loans at March 31, 2004, $709 thousand were secured by real estate, $250 thousand were commercial loans and $449 thousand were consumer loans.

At March 31, 2004, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.76% of total outstanding loans, which is 6 basis points more than our peer group. Our Chief Loan Review Officer and Chief Credit Administration Officer recently implemented new procedures for enhanced monitoring of problem loans, as well as early detection, prevention and corrective action plans.

Investment Securities and Other Earning Assets

Securities totaled $89.4 million at March 31, 2004, $86.5 million at December 31, 2003 and $71.2 million at March 31, 2003. From first quarter end 2003 to first quarter end 2004, the growth in the securities portfolio occurred as a result of our efforts to improve our liquidity, as well as the acquisition of Premier National Bank. At March 31, 2004, the securities portfolio had unrealized net gains of approximately $782 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. The following table provides the amortized cost of our investment securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the approximate tax equivalent yields for each maturity range.

(in thousands)	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years

Municipal	$2,040	$2,453	$9,069	$9,983
Federal Agencies	11,977	44,281	6,370	2,048

Total	$14,017	$46,734	$15,439	$12,031

Tax Equivalent Yield	3.2%	3.7%	4.6%	5.3%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Pledged securities as of March 31, 2004 totaled $21.4 million. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of March 31, 2004, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the first quarter ended 2004, the amortized cost and market value of the securities from each such issuer are as follows:

(in thousands)	Amortized Cost	Market Value
Fannie Mae	$29,835	$30,080
FHLMC*	$20,457	$20,603
FHLB**	$12,667	$12,880

* Federal Home Loan Mortgage Corporation
** Federal Home Loan Bank

The following table presents the amortized cost of the investments for the dates presented in the consolidated balance sheets.

(in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Federal agencies	$64,676	$63,964	$51,399
Municipal	23,545	21,883	18,691

Total	$88,221	$85,847	$70,090

Federal funds sold decreased to $4.7 million at March 31, 2004 from $7.0 million at December 31, 2003. The decrease in federal funds is a direct result of investing a portion of these funds into our loan and investment securities portfolio to improve our yield on earning assets.

Deposits and Other Borrowings

Total deposits increased 10.7% from March 31, 2003 to March 31, 2004, and 0.7% from December 31, 2003 to March 31, 2004. For the first three months of 2004, our branching activities yielded deposit growth of approximately $3.9 million. We anticipate that our deposits will continue to increase as a result of recent branch openings.

The following table details the maturities and rates of the term borrowings from the Federal Home Loan Bank.

Date	Type	Principal	Term	Rate	Maturity

1/8/2002	Fixed Rate Advance	500,000	36 months	4.48%	1/7/05
1/8/2002	Fixed Rate Advance	500,000	48 months	5.04%	1/6/06
1/10/2002	Fixed Rate Advance	500,000	36 months	4.45%	1/10/05
1/10/2002	Fixed Rate Advance	500,000	48 months	5.00%	1/10/06
1/15/2002	Fixed Rate Advance	500,000	36 months	4.22%	1/14/05
1/15/2002	Fixed Rate Advance	500,000	48 months	4.77%	1/13/06
1/17/2002	Fixed Rate Advance	500,000	36 months	4.37%	1/14/05
1/17/2002	Fixed Rate Advance	500,000	48 months	4.90%	1/17/06

		$4,000,000

Composite rate	4.65%
Composite 36 month rate	4.38%
Composite 48 month rate	4.92%

Liquidity

Liquidity refers to First Security’s ability to adjust its future cash flows to meet the needs of our daily operations. First Security relies primarily on management fees from FSGBank to fund our daily operations liquidity needs. Additionally, in connection with our 2002 private placement stock offering, we retained a portion of the proceeds of the offering as working capital and a portion of the proceeds for future investment into our subsidiary. First Security Group’s cash balance on deposit with FSGBank, which totaled approximately $6.7 million as of March 31, 2004, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

The liquidity of FSGBank refers to the ability or financial flexibility to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis. The primary sources of funds for FSGBank are cash generated by repayments of outstanding loans, interest payments on loans and new deposits. Additional liquidity is available from the maturity and earnings on securities and liquid assets, as well as the ability to liquidate securities available for sale.

At March 31, 2004, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 18% (excluding anticipated loan repayments). As of December 31, 2003 and March 31, 2003, the liquidity ratios were 24.3% and 25.6% respectively. The decrease in our liquidity position is a direct result of investing a portion of these liquid funds into loans to improve our yield on earning assets. FSGBank could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans.

Cumulatively, FSGBank also had unsecured federal funds lines in the aggregate amount of $42.8 million at March 31, 2004, under which it could borrow funds to meet short-term liquidity needs. Another source of funding that we have used and may continue to use is loan participations sold to other commercial banks (in which we retain the service rights). As of March 31, 2004, we had $13.3 million in loan participations sold. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of March 31, 2004, we had no borrowings against our investment securities, except for repurchase agreements entered into in the ordinary course of business. To date, First Security has not initiated the use of brokered deposits or Internet deposits as a source of funding; however, we assumed $4.2 million in brokered deposits with our acquisition of Premier National Bank in 2003, with $2.1 million remaining on deposit at March 31, 2004. Our certificates of deposit greater than $100 thousand were gathered in our local communities. We believe that our liquidity sources are adequate to meet our operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. As of March 31, 2004, certificates of deposit totaled $262 million. The scheduled maturities of certificates of deposit are as follows:

(Dollars amounts in thousands)	Less than 1 year	1 to 3 years	Over 3 years	Total
Certificates of Deposit	$189,846	$57,908	$14,322	$262,076

At March 31, 2004, other borrowings included $4 million in FHLB advances (see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Deposits and Other Borrowings). Unfunded loan commitments and stand by letters of credit totaled $135 million and $4.3 million, respectively, at March 31, 2004. The following table illustrates our lease obligations, which included property and equipment leases, as of March 31, 2004.

(Dollars amounts in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Lease Obligations	$753	$1,138	$1,006	$2,797	$5,694

Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $2.4 million for the three months ended March 31, 2004. Cash provided by operations was available to increase earning assets.

Capital Resources

We continue to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards to be well capitalized call for a minimum total capital of 10% of risk-adjusted assets, including 6% Tier I capital, and a minimum leverage ratio of Tier I capital to total tangible assets of at least 5%. First Security and FSGBank maintain capital levels exceeding the minimum levels required for “well capitalized” banks and bank holding companies under applicable regulatory guidelines.

March 31, 2004	Well Capitalized	Adequately Capitalized	First Security	FSGBank

Tier I capital to risk adjusted assets	6.0%	4.0%	12.8%	11.2%
Total capital to risk adjusted assets	10.0%	8.0%	13.9%	12.3%
Leverage ratio	5.0%	4.0%	10.7%	9.3%

December 31, 2003	Well Capitalized	Adequately Capitalized	First Security	FSGBank*

Tier I capital to risk adjusted assets	6.0%	4.0%	13.1%	11.5%
Total capital to risk adjusted assets	10.0%	8.0%	14.3%	12.6%
Leverage ratio	5.0%	4.0%	11.0%	9.6%

March 31, 2003	Well Capitalized	Adequately Capitalized	First Security	FSGBank - Dalton	FSGBank - Chattanooga	FSGBank - Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	15.0%	11.2%	10.9%	25.4%
Total capital to risk adjusted assets	10.0%	8.0%	16.2%	13.2%	12.2%	26.7%
Leverage ratio	5.0%	4.0%	14.0%	13.2%	9.2%	16.5%
*On September 24, 2003, our three FSGBank charters (Dalton, Chattanooga, and Maynardville) were merged into one bank charter.

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, the capital adequacy of First Security and our subsidiary, opportunities for growth and expansion, the need for funds of our subsidiary, and other relevant factors, including applicable restrictions and governmental policies and regulations.

EFFECTS OF INFLATION

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In 2000, the Federal Reserve increased interest rates three times for a total of 100 basis points in an attempt to control inflation. However, in 2001 the Federal Reserve reduced interest rates on 11 occasions for a total of 475 basis points in an effort to stimulate economic growth. On November 6, 2002, the Federal Reserve decreased interest rates by 50 basis points and on June 27, 2003, the Federal Reserve decreased interest rates 25 basis points in order to further stimulate economic growth. The Federal Reserve has made no rate adjustments thus far in 2004; however, Federal Reserve Chairman Alan Greenspan recently indicated that interest rates may increase sometime in 2004.

Inflation increases the cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking business, and our shareholders' equity. With respect to our mortgage banking business, mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and our income from the sale of residential mortgage loans in the secondary market.

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

First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at the end of the period, an exposure to falling rates and a benefit from rising rates. More specifically, for the period ended March 31, 2004 the model forecasts a decline in net interest income of $736 thousand or 11.29%, as a result of a 200 basis point decline in rates. The model also predicts a $563 thousand increase in net interest income, or 8.65% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of March 31, 2004. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of March 31, 2004
(in thousands)

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$5,780	$6,516	$7,079
Dollar change net interest income	(736)	-	563
Percent change net interest income	-11.29%	0.00%	8.65%

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

First Security recently purchased software from IPS-Sendero that we believe will enhance our ability to measure and manage interest rate risk and more efficiently aggregate financial data. The software components purchased were Data Management System, Sendero Vision Asset/Liability, General Ledger, EIS.net, and Budget and Planning System. We believe it will take several months to fully implement these systems.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, First Security carried out an evaluation, under the supervision and with the participation of the Company’s management, including First Security’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, First Security’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in First Security’s periodic filings with the Securities and Exchange Commission. There have been no changes in First Security’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits

(a)  Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 6, 2004	/s/ Rodger B. Holley

Rodger B. Holley
Chairman, Chief Executive Officer & President

May 6, 2004	/s/ William L. Lusk, Jr.

William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President

