Form 10-K/A
period 2003-12-31
FIRST SECURITY GROUP INC/TN
filed 2004-06-01
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 1 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2003, which was filed with the SEC on March 15, 2003. The purpose of this Amendment No. 1 is to file Exhibit 2.1 and Exhibit 23.1 under Part IV, Item 15. There are no other changes made by this Amendment No. 1.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (3)        Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit
Number	Description

2.1
Agreement and Plan of Merger by and between First Security Group, Inc., Dalton Whitfield Bank and Premier National Bank of Dalton (Incorporated by reference from Appendix A to First Security's Registration Statement on Form S-4/A filed February 6, 2003).

3.1
Articles of Incorporation of First Security (Incorporated by reference from Exhibit 3.1 to First Security's Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338 (the "Form S-1")).

3.2	Bylaws of First Security (Incorporated by reference from Exhibit 3.2 to the Form S-1).

10.1	First Security's Second Amended and Restated 1999 Long-Term Incentive Plan (Incorporated by reference from Exhibit 10.1 to the Form S-1).

10.2	First Security's 2002 Long-Term Incentive Plan. (Incorporated by reference from Appendix A to First Security’s Proxy Statement filed August 16, 2002).

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

10.7	2003 Incentive Compensation Plan (Incorporated by reference from Exhibit 10.5 to the Company's 10-Q for quarter ended June 30, 2003).

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company's 10-K for year ended December 31, 2003).

Exhibit
Number	Description

23.1	Consent of Joseph Decosimo and Company, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1954, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/s/ Rodger B. Holley

Rodger B. Holley
President and Chief Executive Officer

DATE: May 26, 2004