Form 10-Q
period 2004-06-30
FIRST SECURITY GROUP INC/TN
filed 2004-08-06
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from -------------------- to ---------------------.

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

Common Stock, $.0083 par value:
10,587,639 shares outstanding and issued as of July 27, 2004

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets	June 30,	December 31,	June 30,
	2004	2003	2003
	(unaudited)		(unaudited)
	(in thousands)
ASSETS
Cash and due from banks	$22,748	$25,662	$21,641
Federal funds sold and securities purchased
under agreements to resell	-	6,972	43,222
Cash and cash equivalents	22,748	32,634	64,863
Interest-bearing deposits in banks	4,696	4,512	3,664
Securities available for sale	86,127	86,499	71,985
Loans	500,192	478,013	436,174
Less: Allowance for loan losses	5,594	5,827	6,415
	494,598	472,186	429,759
Premises and equipment, net	25,388	24,517	18,976
Intangible assets	15,347	15,704	12,601
Other assets	10,390	8,713	9,817
TOTAL ASSETS	$659,294	$644,765	$611,665

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest bearing demand	$108,534	$100,192	$88,021
Interest bearing demand	52,312	51,505	38,762
Savings	134,202	128,662	116,865
Certificates of deposit of $100 thousand or more	95,629	95,162	105,092
Certificates of deposit less than $100 thousand	160,838	164,783	155,645
Total deposits	551,515	540,304	504,385
Federal funds purchased and securities sold
under agreement to repurchase	17,243	12,069	12,211
Other borrowings	4,154	6,159	9,164
Other liabilities	3,649	3,795	5,289
Total liabilities	576,561	562,327	531,049
STOCKHOLDERS' EQUITY
Common stock - $.0083 par value - 20,000,000 shares
authorized; 10,587,639 issued as of June 30, 2004;
10,584,867 issued as of December 31, 2003;
and 10,497,404 issued as of June 30, 2003	88	88	88
Paid-in surplus	77,981	77,958	77,397
Retained earnings	5,461	3,995	2,446
Accumulated other comprehensive income (loss)	(797)	430	818
Deferred compensation on restricted stock	-	(33)	(133)
Total stockholders' equity	82,733	82,438	80,616
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$659,294	$644,765	$611,665

See Notes to Consolidated Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share amounts)	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$7,716	$7,379	$15,471	$13,553
Debt securities -taxable	520	428	1,078	837
Debt securities -non-taxable	216	126	385	221
Other	39	158	107	278
Total interest income	8,491	8,091	17,041	14,889

INTEREST EXPENSE
Interest bearing demand deposits	46	32	87	65
Savings deposits	259	378	514	762
Certificates of deposit of $100 thousand or more	596	780	1,215	1,418
Certificates of deposit of less than $100 thousand	1,010	1,172	2,042	2,086
Other	81	130	168	231
Total interest expense	1,992	2,492	4,026	4,562

NET INTEREST INCOME	6,499	5,599	13,015	10,327
Provision for loan losses	675	381	1,350	1,133
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	5,824	5,218	11,665	9,194

NONINTEREST INCOME
Service charges on deposit accounts	1,040	585	1,811	1,051
Mortgage loan fee income	396	602	643	1,062
Gain on securities	-	24	84	27
Other noninterest income	236	195	440	382
Total noninterest income	1,672	1,406	2,978	2,522

NONINTEREST EXPENSE
Salaries and employee benefits	3,463	3,118	6,893	5,730
Net occupancy	492	365	948	663
Equipment expense	547	422	1,027	744
Data processing fees	309	273	599	503
Amortization expense - CDI	196	162	425	222
Advertising expense	124	69	235	137
Supplies expense	153	138	321	246
Communications expense	122	106	229	199
Professional services	266	297	489	511
Postage expense	159	123	300	222
Other noninterest expense	500	570	1,092	1,070
Total noninterest expense	6,331	5,643	12,558	10,247

4

INCOME BEFORE INCOME TAX PROVISION	1,165	981	2,085	1,469
Income tax provision	349	410	619	562
NET INCOME	$816	$571	$1,466	$907

NET INCOME PER SHARE
BASIC	$0.08	$0.05	$0.14	$0.09
DILUTED	$0.08	$0.05	$0.14	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	10,588	10,497	10,587	9,812
DILUTED	10,764	10,591	10,763	9,907

See Notes to Consolidated Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Deferred Compensation on Restricted
(In thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total
Balance - December 31, 2003	10,585	$88	$77,958	$3,995	$430	$(33)	$82,438
Comprehensive income -
Net income (unaudited)				1,466			1,466
Change in net unrealized
loss on securities available
for sale, net of tax (unaudited)					(1,227)		(1,227)
Total comprehensive income (unaudited)							239
Common stock issued (unaudited)	3		23			33	56
Balance - June 30, 2004 (unaudited)	10,588	$88	$77,981	$5,461	$(797)	$0	$82,733
See Notes to Consolidated Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
(In thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,466	$907
Provision for loan losses	1,350	1,133
Net amortization of securities	422	498
Amortization of intangibles	425	222
Amortization of deferred stock compensation	33	67
Depreciation	818	486
Loss on disposal of assets	11	-
Gain on sale of available-for-sale securities	(84)	(27)
Changes in operating assets and liabilities -
Decrease (increase) in -
Interest receivable	58	129
Other assets	(1,170)	(3,497)
Increase (decrease) in -
Interest payable	(570)	320
Other liabilities	424	1,146
Net cash provided by operating activities	3,183	1,384

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	(184)	42
Activity in available-for-sale securities -
Sales	8,412	15,676
Maturities, prepayments, and calls	17,228	12,211
Purchases	(27,466)	(36,636)
Loan originations and principal collections, net	(23,762)	(30,808)
Additions to premises and equipment	(1,700)	(2,243)
Net cash acquired in transaction accounted for
under the purchase method of accounting	-	14,198
Net cash used by investing activities	(27,472)	(27,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,211	46,081
Net increase in federal funds purchased and
securities sold under agreements to repurchase	5,174	489
Repayments of other borrowings	(2,005)	(4)
Proceeds from sale of common stock, net	23	-
Net cash provided by financing activities	14,403	46,566
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(9,886)	20,390
CASH AND CASH EQUIVALENTS - beginning of period	32,634	44,473
CASH AND CASH EQUIVALENTS - end of period	$22,748	$64,863

Supplemental disclosures of noncash investing and financing activities
Change in unrealized appreciation (depreciation) of securities, net of deferred taxes of $(603) for 2004 and $113 for 2003	$(1,227)	$223
Assets (noncash) acquired in business combination	$-	$75,314
Liabilities assumed in business combination	$-	$78,025
Issuance of common stock in business combination	$-	$11,487
Issuance of common stock pursuant to incentive plan	$-	$200
Supplemental schedule of cash flows
Interest paid	$4,596	$4,242
Income taxes paid	$646	$450

See Notes to Consolidated Financial Statements

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B - COMPREHENSIVE INCOME (LOSS)

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income (loss) for the three-month and six-month period ended June 30, 2004 and 2003, respectively, was as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2004		2003	2004	2003

Net income		$816	$571	$1,466	$907
Unrealized gain (loss) - securities, net of tax		(1,579)	228	(1,227)	223
Comprehensive income (loss), net of tax	$	(763)	$799	$239	$1,130

NOTE C - EARNINGS PER SHARE

Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security's Form 10-K, which contains descriptions of First Security's Stock Option Plan (the "Plan"). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the six months ended June 30, 2004.

NOTE D - REGULATORY AND ACCOUNTING PRONOUNCEMENTS

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

In March 2004, the FASB’s Emerging Issues Task Force (EITF) concluded its discussion of Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The EITF provided guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The EITF consensus also requires certain quantitative and qualitative disclosures which were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The EITF consensus is not expected to have a material effect on First Security’s consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "FSG," "we," "us," "the Company" and "our" refer to First Security Group, Inc.

SECOND QUARTER 2004 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month and six-month periods ended June 30, 2004 and 2003. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

On June 9, 2004 the OCC granted fiduciary powers to FSGBank enabling the formation of our wealth management department. We anticipate that this department will be fully operational in the third quarter of 2004. The department is staffed with six employees who collectively have over 80 years of trust experience.

All per share data has been retroactively adjusted for the 12 for 10 stock split effected on June 16, 2003. As a result of the split, the par value has been adjusted from $.01 to $0.0083 per share.

OVERVIEW

As of June 30, 2004 First Security had total consolidated assets of $659.3 million, total loans of $500.2 million, total deposits of $551.5 million and stockholders' equity of $82.7 million. Our net income was $816 thousand and $1.5 million for the three and six months ended June 30, 2004.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2004 was $816 thousand, or $.08 per share (basic and diluted), compared to a net income of $571 thousand, or $.05 per share (basic and diluted) in the same period of 2003. Net income for the six months ended June 30, 2004 was $1.5 million, or $.14 per share (basic and diluted), compared to net income of $907 thousand or $.09 per share (basic and diluted), in the same period of 2003. Net interest income and noninterest income for the six-month period ended June 30, 2004 increased by $3.1 million, collectively, while noninterest expense, including provision for loan losses, increased by $2.5 million. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisitions and branching activity during 2003 and the first half of 2004.

Return on average assets (annualized) for the three months ended June 30, 2004 and 2003 was 0.5% and 0.4%, respectively. For the six months ended June 30, 2004 and 2003, return on average assets (annualized) was 0.5% and 0.3%, respectively. Return on average equity (annualized) for the three months ended June 30, 2004 and 2003 was 3.9% and 2.8%, respectively; and for the six months ended June 30, 2004 and 2003, was 3.5% and 2.4%, respectively.

Net Interest Income

Net interest income increased by $900 thousand or 16% to $6.5 million for the second quarter of 2004 compared to the same period a year ago. There are two factors that influence net interest income: (1) volume of earning assets and (2) rate of net interest margin on those earning assets.

Quarter-to-date average earning assets increased by $44.4 million or 8.06% to $595.0 million compared to average earning assets for the same period in 2003. On a year-to-year comparative basis, our earning assets increased due to (i) deposit gathering activities - deposits raised were used to fund or acquire earning assets and (ii) the acquisition of three Monroe County, Tennessee, branches from National Bank of Commerce in late 2003. These additional earning assets have enabled First Security to earn more interest income.

The other factors influencing net interest income are the yield on earning assets and the cost of funding liabilities. Changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. On a fully tax equivalent basis, our net interest margin was 32 basis points higher in the second quarter of 2004 compared to the same period in 2003.

For the second quarter of 2004, 78.0% of average earning assets were funded with interest bearing liabilities, compared to 78.5% for the same period in 2003. Our net interest margin improved from period-to-period not only because of the slight decrease in reliance on interest bearing liabilities, but also because our weighted average yield earned on interest earning assets decreased at a slower pace than the decrease in our weighted average rate paid on interest bearing liabilities. We minimized the decrease in the yield on interest earning assets by repositioning our mix of earning assets into higher yielding loans and investment securities. Overall, the decreases we experienced in our yield earned on earning assets and our rate paid on interest bearing liabilities resulted from the Federal Reserve Bank's rate reduction initiative during the prior three years to stimulate economic growth in the weakening U.S. economy. As a result of these Federal Reserve rate reductions and as our assets and liabilities continue to mature and reprice, we believe that the average rate earned on assets and our average rate paid on liabilities may continue to decrease over the next several months. However, on June 30, 2004 the Federal Reserve increased interest rates by 25 basis points. As a result, we believe that our net interest margin will increase because our assets reprice more frequently than our liabilities (see Item 3, Quantitative and Qualitative Disclosures About Market Risk).

The interest rate earned on loans for the three months ended June 30, 2004 decreased 64 basis points compared to the same period in 2003. The decrease is primarily attributable to the decreases in the prime lending rate, which were effected by the Federal Reserve rate cut initiative and the subsequent repricing of loans at lower rates. The yields on investment securities and other earning assets increased over the same periods. The investment yield increased due to a change in our portfolio mix. The yield on other earning assets increased due to dividends from FRB stock and FHLB stock holdings. Proportionally, these holdings were a larger percentage of other earning assets in the second quarter of 2004 than for the same period in 2003 due to a decrease in federal funds sold (see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Investment Securities and Other Earning Assets). The overall yield on earning assets decreased 14 basis points in the second quarter of 2004 compared to the same period in 2003. The decrease in yield on earning assets was less than the decrease in the yield on loans due to the change in our mix of average earning assets and due to higher yields on investment securities and other earning assets compared to the same period in 2003. Average loans, which are our highest yielding earning assets, comprised 84% of earning assets in the second quarter of 2004, compared to 78% in the same period of the prior year.

For the second quarter of 2004, the cost of interest bearing liabilities decreased by 59 basis points from the same period in 2003. As a result, net interest spread for the first quarter of 2004 increased 46 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and FSGBank’s needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended June 30, 2004 and 2003.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$499,251	$7,726	6.22%	$431,316	$7,381	6.86%
Investment securities	87,614	875	4.02%	70,795	667	3.78%
Other earning assets	8,164	37	1.82%	48,513	158	1.31%
Total earning assets	595,029	8,638	5. 84%	550,624	8,206	5.98%
Allowance for loan losses	(5,673)			(6,815)
Intangible assets	15,318			12,736
Cash & due from banks	21,892			18,457
Premises & equipment	25,289			18,470
Other assets	4,971			6,690
TOTAL ASSETS	$656,826			$600,162

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$52,799	46	0.35%	$37,262	32	0.34%
Money market accounts	99,452	233	0.94%	93,647	333	1.43%
Savings deposits	33,023	25	0.30%	22,677	45	0.80%
Time deposits < $100	165,135	1,008	2.46%	155,458	1,172	3.02%
Time deposits > $100	93,519	596	2.56%	100,365	780	3.12%
Federal funds purchased	3,664	13	1.43%	-	-	0.00%
Repurchase agreements	12,672	20	0.63%	13,529	35	1.04%
Other borrowings	4,200	49	4.69%	9,164	95	4.16%
Total interest bearing liabilities	464,464	1,990	1.72%	432,102	2,492	2.31%
Net interest spread		$6,648	4.12%		$5,714	3.67%
Noninterest bearing demand deposits	105,507			82,490
Accrued expenses and other liabilities	3,381			3,713
Stockholders' equity	83,443			81,208
Unrealized gain on securities	31			649
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$656,826			$600,162

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.37%			0.50%

Net yield on earning assets*			4.49%			4.17%
* Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the three month period ended June 30, 2004 to the three month period ended June 30, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended June 30
(all dollar amounts in thousands)
	2004 Compared to 2003
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
Interest earning assets:
Loans, net of unearned income	$1,051	$(707)	$345
Investment securities	168	40	208
Other earning assets	(183)	62	(121)
Total earning assets	1,036	(605)	432

Interest bearing liabilities:
NOW accounts	14	-	14
Money market accounts	14	(114)	(100)
Savings deposits	8	(28)	(20)
Time deposits < $100	59	(223)	(164)
Time deposits > $100	(44)	(140)	(184)
Federal funds purchased	13	-	13
Repurchase agreements	(1)	(14)	(15)
Other borrowings	(58)	12	(46)
Total interest bearing liabilities	4	(506)	(502)
Increase in net interest income	$1,032	$(98)	$934

Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$492,931	$15,486	6.32%	$393,314	$13,556	6.95%
Investment securities	87,301	1,720	3.96%	63,699	1,219	3.86%
Other earning assets	9,148	105	2.31%	42,645	278	1.31%
Total earning assets	589,380	17,311	5.91%	499,658	15,053	6.08%
Allowance for loan losses	(5,743)			(6,111)
Intangible assets	15,409			10,635
Cash & due from banks	21,077			16,015
Premises & equipment	25,088			16,049
Other assets	4,911			5,576
TOTAL ASSETS	$650,122			$541,822

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$51,478	89	0.35%	$32,444	65	0.40%
Money market accounts	98,493	456	0.93%	87,676	676	1.55%
Savings deposits	32,365	57	0.35%	20,436	86	0.85%
Time deposits < $100	165,358	2,043	2.48%	139,294	2,086	3.02%
Time deposits > $100	93,851	1,214	2.60%	89,439	1,418	3.20%
Federal funds purchased	4,339	31	1.44%	-	-	0.00%
Repurchase agreements	12,049	38	0.63%	12,943	70	1.09%
Other borrowings	4,283	101	4.74%	7,674	161	4.23%
Total interest bearing liabilities	462,216	4,029	1.75%	389,906	4,562	2.36%
Net interest spread		$13,282	4.16%		$10,491	3.72%
Noninterest bearing demand deposits	101,254			73,532
Accrued expenses and other liabilities	3,213			3,088
Stockholders' equity	83,143			74,655
Unrealized gain on securities	296			641
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$650,122			$541,822

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.37%			0.52%

Net yield on earning assets*			4.53%			4.24%
*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the six month period ended June 30, 2004 to the six month period ended June 30, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Six Months Ended June 30
(all dollar amounts in thousands)
	2004 Compared to 2003
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
Interest earning assets:
Loans, net of unearned income	$3,130	$(1,200)	$1,930
Investment securities	466	35	501
Other earning assets	(384)	212	(173)
Total earning assets	3,212	(953)	2,258

Interest bearing liabilities:
NOW accounts	33	(9)	24
Money market accounts	50	(270)	(220)
Savings deposits	21	(50)	(29)
Time deposits < $100	322	(365)	(43)
Time deposits > $100	57	(261)	(204)
Federal funds purchased	31	-	31
Repurchase agreements	(3)	(30)	(32)
Other borrowings	(80)	20	(60)
Total interest bearing liabilities	431	(965)	(533)
Increase in net interest income	$2,781	$12	$2,791

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended June 30, 2004 was $675 thousand compared to $381 thousand in the same period of 2003. Net charge-offs for the second quarter of 2004 were $722 thousand compared to net charge-offs of $735 thousand for the same period in 2003. The provision for the six months ended June 30, 2004 and 2003 was $1.3 million and $1.1 million, respectively. Net charge-offs for the six months ended June 30, 2004 and 2003 were $1.6 million and $930 thousand, respectively. The 2004 charge-offs were the consequences of prior period decentralized credit underwriting standards, the lack of a year-round loan review program in prior years, and an increase in bankruptcy filings.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by FSGBank’s credit administration department and presented to the director’s loan committee of the board of directors on a regular basis. In addition, our loan review department performs a regular review of the quality of the loan portfolio and adequacy of the allowance.

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

As of June 30, 2004, the allowance for loan loss for FSGBank was $5.6 million or 1.12% of its outstanding loans. The peer group for FSGBank, as defined by the Federal Financial Institutions Examination Council's March 31, 2004 Uniform Bank Performance Report, includes all insured commercial banks between $300 million and $1 billion in average assets. This peer group, which includes 956 banks, had a ratio of the allowance for loan losses divided by total loans of 1.34% as of March 31, 2003, or 22 basis points more than FSGBank. Using our methodology, we believe that the allowance for loan loss for FSGBank was adequate as of June 30, 2004. For the remainder of 2004, we believe that charge offs will be less than the amount of charge offs experienced during the first half of the year.

Noninterest Income

Noninterest income totaled $1.7 million for the second quarter of this year, an increase of $266 thousand, or 18.9%, from the same period in 2003. Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $1,040 thousand for the second quarter of 2004, which was $455 thousand, or 77.8%, more than the corresponding quarter in 2003. Deposit related income increased as we gained deposits in our market areas and assumed deposits through the acquisition of the three National Bank of Commerce branches in 2003, and we believe that this source of income will continue to be boosted by further deposit growth. Mortgage loan fees decreased by $206 thousand, or 34.2%, to $396 thousand for the second quarter of 2004 from the prior year. During the first half of 2004, rates for fixed rate residential 15- and 30-year loan products increased over those in the preceding year, and as a result, the mortgage refinancing activity was not as strong as that of the previous year. Based on current loan volumes and the increasing long term rate environment, we believe that mortgage loan fees may continue to decrease during 2004.

For the first six months of this year, noninterest income was $3 million, which is an increase of $456 thousand, or 18%, over the same period in 2003. For the first six months of 2004, deposit related income totaled $1.8 million, an increase of $760 thousand, or 72.3%, over the first six months of 2003. Mortgage loan fees totaled $643 thousand for the six months ended June 30, 2004, which is $419 thousand, or 39.5% less than the same period in 2003.

Noninterest Expense

Noninterest expense for the second quarter totaled $6.3 million, which was an increase of $688 thousand, or 12.2% over the second quarter of 2003. First Security's overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses and income tax expenses, as a percentage of net interest income and noninterest income) decreased from 78.2% in the second quarter of 2003 to 75.1% for the same period in 2004.

Compared to the second quarter of 2003, salaries and benefits for the second quarter of 2004 increased $345 thousand, or 11%, to $3.5 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings and our acquisition of the three National Bank of Commerce’ branches. As of June 30, 2004, we had 27 full service branches and a total of 269 full time equivalent employees. As of June 30, 2003, we employed 239 full time equivalent employees and operated 19 full service branches and two loan production offices. We believe that salaries and benefits will increase for the remainder of 2004 as a result of our continued growth and branching efforts.

All noninterest expense categories, except professional services, are higher in the second quarter 2004 versus the same period in the prior year as a result of our branching activities and acquisition of the three National Bank of Commerce bank branches. Occupancy expenses increased $127 thousand, or 35%, to $492 thousand. Furniture, fixtures and equipment expenses increased $125 thousand, or 30%, to $547 thousand. Data processing costs increased $36 thousand, or 13%, to $309 thousand. Supplies, communications, and postage expenses increased in aggregate by $67 thousand, or 18%, to $434 thousand. Advertising expense increased $55 thousand, or 80%, to $124 thousand. Professional services decreased $31 thousand, or 10%, to $266 thousand.

The $196 thousand of second quarter amortization expense resulted from the amortization of the core deposit intangible assets created by the acquisitions of First State Bank (2002), Premier National Bank (2003) and the three National Bank of Commerce branches (2003). The core deposit intangible and goodwill created by the acquisition of First State Bank were $1 million and $1.4 million, respectively. The core deposit intangible and goodwill created by the acquisition of Premier National Bank were $1.3 million and $3 million, respectively. The core deposit intangible and goodwill created by the acquisition of the three National Bank of Commerce branches were $1.5 million and $754 thousand, respectively. The estimated useful life of each core deposit intangible asset is 10 years.

Noninterest expenses for the six-month period ended June 30, 2004 were $2.3 million, or 22.6%, higher and totaled $12.6 million compared to the same period in 2003. The changes are explained similarly to the quarterly data above and were as follows. Salaries and benefits increased $1.2 million or 20.2%. Occupancy expenses increased $285 thousand or 43%. Furniture, fixtures, and equipment expenses increased $283 thousand or 38%. Data processing costs increased $96 thousand or 19%. Supplies, communications, and postage expenses increased $183 thousand or 27%. Advertising expense increased $98 thousand or 72%. Professional services decreased $22 thousand or 4%.

STATEMENT OF FINANCIAL CONDITION

First Security's total assets at June 30, 2004 were $659.3 million, $611.7 million at June 30, 2003 and $644.8 million at December 31, 2003. Average assets for the second quarter of 2004 were $656.8 million versus $600.2 million for the same period a year earlier, an increase of 9.4%. Of the $14.5 million increase in total assets in the first six months of 2004, approximately $11.2 million was from growth of in-market deposits. First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

Average loans of $499.3 million represented 84% of our average earning assets during the second quarter of 2004. From December 31, 2003 gross loans increased $22 million to $500.2 million at
June 30, 2004. During 2004, the increase is attributable to our organic market growth from the relationships and ties of our bankers to the local communities in which they work. We believe that general loan demand will remain strong during 2004. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

The allowance for loan losses was $5.6 million or 1.12% of outstanding loans at June 30, 2004 and $5.8 million or 1.22% of outstanding loans at December 31, 2003. The allowance for loan losses was 202.5% of nonperforming loans (defined as loans 90 days or more past due and nonaccrual loans) at
June 30, 2004 and 245.1% of nonperforming loans at December 31, 2003. For the first six months of 2004, net charge-offs arising from loans secured by real estate totaled $21 thousand, commercial loans totaled $1,037 thousand, and consumer loans totaled $525 thousand (see Provision for Loan Losses). We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

Allocation for Allowance for Loan Losses
As of June 30, 2004 and 2003
(in thousands)
	2004		2003
		Percentage of loans in each		Percentage of loans in each
Loan Categories	Amount	category to total loans	Amount	category to total loans
Commercial	$1,796	24.0%	$2,701	24.5%
Real estate-construction	269	11.2%	325	8.2%
Real estate-mortgage	2,860	50.1%	2,382	50.8%
Consumer	652	14.7%	790	16.5%
Unallocated	17	-	217	-
Total	$5,594	100.0%	$6,415	100.0%

Nonperforming Assets

Nonaccrual loans were $1.8 million at June 30, 2004, $183 thousand at December 31, 2003 and $690 thousand at June 30, 2003. The nonaccrual loans in June 2004 included $442 thousand of commercial loans, $360 thousand of consumer loans, and $1 million of real-estate secured loans. The ratio of nonaccrual loans to total loans was 0.36% at June 30, 2004 and 0.038% at December 31, 2003. At June 30, 2004 we owned other real estate in the amount of $1.6 million.

Loans past due 90 days and still accruing were $962 thousand at June 30, 2004, compared to $2.2 million at December 31, 2003. Of these past due loans at June 30, 2004, $644 thousand were secured by real estate, $137 thousand were commercial loans and $181 thousand were consumer loans.

At June 30, 2004 nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.55% of total outstanding loans, which is 15 basis points less than our peer group and 21 basis points less than it was at March 31, 2004. Our Chief Loan Review Officer and Chief Credit Administration Officer are in their first full year of implementing new procedures for enhanced monitoring of problem loans, as well as early detection, prevention and corrective action plans.

Investment Securities and Other Earning Assets

Securities totaled $86.1 million at June 30, 2004, $86.5 million at December 31, 2003 and $72.0 million at June 30, 2003. From second quarter end 2003 to second quarter end 2004, the growth in the securities portfolio occurred as a result of our efforts to improve our liquidity. At June 30, 2004 the securities portfolio had unrealized net losses of approximately $1.2 million due to increasing interest rates in the bond market and the resulting decline in bond prices. All investment securities purchased to date have been classified as available-for-sale, and we currently have the ability and intent to hold them to maturity. As a result, we do not anticipate realizing any unrealized losses. However, should conditions change, we may sell unpledged securities. Pledged securities as of June 30, 2004 totaled $24.8 million.

The following table provides the amortized cost of our investment securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the approximate tax equivalent yields for each maturity range.

(in thousands)	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years
Municipal	$2,027	$2,256	$9,861	$11,909
Federal Agencies	6,140	52,547	2,595	-
Total	$8,167	$54,803	$12,456	$11,909
Tax Equivalent Yield	3.4%	3.9%	4.9%	5.7%

Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of June 30, 2004 we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the second quarter ended 2004, the amortized cost and market value of the securities from each such issuer are as follows:

(in thousands)	Amortized Cost	Market Value
Fannie Mae	$25,520	$25,170
Federal Home Loan Mortgage Corp (FHLMC)	$21,189	$20,933
Federal Home Loan Bank (FHLB)	$12,383	$12,396

The following table presents the amortized cost of the investments for the dates presented in the consolidated balance sheets.

(in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Federal agencies	$61,282	$63,964	$51,226
Municipal	26,053	21,883	19,520
Total	$87,335	$85,847	$70,746

At June 30, 2004 we held no federal funds sold, but at December 31, 2003 federal funds sold totaled $7 million. The decrease in federal funds is a direct result of our loan demand exceeding our deposit growth.

Deposits and Other Borrowings

Total deposits increased 9.3% from June 30, 2003 to June 30, 2004, and 2.1% from December 31, 2003 to June 30, 2004. For the first six months of 2004, our branching activities yielded organic deposit growth of approximately $11.2 million. We anticipate that our deposits will continue to increase as a result of branch openings in 2003 and 2004.

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
		$ 4,000,000

Composite rate	4.65%
Composite 36 month rate	4.38%
Composite 48 month rate	4.92%

Liquidity

Liquidity refers to First Security’s ability to adjust its future cash flows to meet the needs of our daily operations. First Security relies primarily on management fees from FSGBank to fund our daily operations liquidity needs. Additionally, in connection with our 2002 private placement stock offering, we retained a portion of the proceeds of the offering as working capital and a portion of the proceeds for future investment into our subsidiary. First Security Group’s cash balance on deposit with FSGBank, which totaled approximately $6.7 million as of June 30, 2004, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At June 30, 2004, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 17% (excluding anticipated loan repayments). As of December 31, 2003 and June 30, 2003, the liquidity ratios were 24.3% and 24.6% respectively. The decrease in our liquidity position is a direct result of our loan demand out pacing our deposit growth. FSGBank could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage loans.

Cumulatively, FSGBank also had unsecured federal funds lines in the aggregate amount of $42.8 million at June 30, 2004, under which it could borrow funds to meet short-term liquidity needs. Another source of funding that we have used and may continue to use is loan participations sold to other commercial banks (in which we retain the service rights). As of June 30, 2004 we had $9.8 million in loan participations sold. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of June 30, 2004 we had no borrowings against our investment securities, except for repurchase agreements entered into in the ordinary course of business. To date, First Security has not initiated the use of brokered deposits or Internet deposits as a source of funding; however, we assumed $4.2 million in brokered deposits with our acquisition of Premier National Bank in 2003, with $1.8 million remaining on deposit at June 30, 2004. We are currently contemplating a disciplined approach using brokered deposits as a supplemental source of funding. Our certificates of deposit greater than $100 thousand were gathered in our local communities. We believe that our liquidity sources are adequate to meet our operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. As of June 30, 2004 certificates of deposit totaled $256 million. Other borrowings included $4 million in FHLB advances (see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Deposits and Other Borrowings). Unfunded loan commitments and stand by letters of credit totaled $142.8 million and $5.6 million, respectively, at June 30, 2004. The following table illustrates our outstanding contractual obligations, which included property and equipment leases, as of June 30, 2004.

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollar amounts in thousands)
Certificates of deposit	$256,467	$178,673	$63,445	$14,349	$-
Securities sold under agreements to repurchase	17,243	17,243
FHLB borrowings	4,000	2,000	2,000
Operating lease obligations	5,515	724	1,127	988	2,676
Purchase obligations - securities	1,410	1,410
Purchase obligations - facilities	484	484
Purchase obligations - license	250	250
Note payable	154	10	21	25	98
Total	$285,523	$200,794	$66,593	$15,362	$2,774

Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $3.2 million for the six months ended June 30, 2004. Cash provided by operations was available to increase earning assets.

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

June 30, 2004	Well Capitalized	Adequately Capitalized	First Security	FSGBank

Tier I capital to risk adjusted assets	6.0%	4.0%	12.7%	11.2%
Total capital to risk adjusted assets	10.0%	8.0%	13.8%	12.2%
Leverage ratio	5.0%	4.0%	10.6%	9.3%

December 31, 2003	Well Capitalized	Adequately Capitalized	First Security	FSGBank*

Tier I capital to risk adjusted assets	6.0%	4.0%	13.1%	11.5%
Total capital to risk adjusted assets	10.0%	8.0%	14.3%	12.6%
Leverage ratio	5.0%	4.0%	11.0%	9.6%

June 30, 2003	Well Capitalized	Adequately Capitalized	First Security	FSGBank Dalton	FSGBank Chattanooga	FSGBank Maynardville

Tier I capital to risk adjusted assets	6.0%	4.0%	14.8%	11.5%	10.5%	26.2%
Total capital to risk adjusted assets	10.0%	8.0%	16.2%	12.7%	11.8%	27.4%
Leverage ratio	5.0%	4.0%	11.8%	8.7%	8.8%	20.1%

* On September 24, 2003, our three FSGBank charters (Dalton, Chattanooga, and Maynardville) were merged into one bank charter.

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

EFFECTS OF INFLATION

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In 2000, the Federal Reserve increased interest rates three times for a total of 100 basis points in an attempt to control inflation. However, in 2001 the Federal Reserve reduced interest rates on 11 occasions for a total of 475 basis points in an effort to stimulate economic growth. On November 6, 2002, the Federal Reserve decreased interest rates by 50 basis points and on June 27, 2003, the Federal Reserve decreased interest rates 25 basis points in order to further stimulate economic growth. The Federal Reserve raised interest rates by 25 basis points on June 30, 2004. As a result, we increased our prime lending rate from 4.00% to 4.25%. Federal Reserve Chairman Alan Greenspan indicated that interest rates may increase again this year in order to curb inflation.

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

First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at the end of the period, an exposure to falling rates and a benefit from rising rates. More specifically, for the period ended June 30, 2004 the model forecasts a decline in net interest income of $1,528 thousand or 11.74%, as a result of a 200 basis point decline in rates. The model also predicts a $1,204 thousand increase in net interest income, or 9.25% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of June 30, 2004. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of June 30, 2004
(in thousands)

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$11,487	$13,015	$14,219
Dollar change net interest income	(1,528)	-	1,204
Percent change net interest income	-11.74%	0.00%	9.25%

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

First Security purchased software from IPS-Sendero that we believe will enhance our ability to measure and manage interest rate risk and more efficiently aggregate financial data. The software components purchased were Data Management System, Sendero Vision Asset/Liability, General Ledger, EIS.net, and Budget and Planning System. We are currently implementing these systems.

The Sendero Vision Asset/Liability system is a comprehensive interest rate risk measurement tool that is widely used in the banking industry. Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration, and income simulations using a wide range of scenarios. The system also has the capability to model derivative instruments such as interest rate swap contracts. We will continue to use existing measurement tools until this system is fully implemented. We recently engaged an outside consultant to validate our Sendero Vision Asset/Liability system.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, First Security carried out an evaluation, under the supervision and with the participation of the Company’s management, including First Security’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, First Security’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in First Security’s periodic filings with the Securities and Exchange Commission. There have been no changes in First Security’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of shareholders on May 27, 2004, where the following ten directors were elected: Rodger B. Holley, J.C. Harold Anders, Clayton Causby, Carol H. Jackson, Ralph Kendall, William B. Kilbride, D. Ray Marler, Lloyd L. Montgomery, III, Hugh J. Moser, III and H. Patrick Wood. There were no broker non-votes. The votes were as follows:

	FOR	WITHHELD
Rodger B. Holley	6,166,947	462,852
J.C. Harold Anders	6,582,399	47,400
Clayton Causby	6,569,279	60,520
Carol H. Jackson	6,562,479	67,320
Ralph L. Kendall	6,170,443	459,356
William B. Kilbride	6,553,799	76,000
D. Ray Marler	6,152,363	477,436
Lloyd L. Montgomery, III	6,252,423	377,376
Hugh J. Moser, III	6,562,599	67,200
H. Patrick Wood	6,554,315	75,484

The second matter put to a vote at the Annual Meeting was approval of the First Amendment to the First Security Group, Inc. 2002 Long-Term Incentive Plan, which would increase the number of shares reserved under the Plan from 240,000 to 640,000 shares and provide for the granting of stock appreciation rights. The number of votes cast for this proposal was 5,135,953, the number of votes against was 1,089,899 and the number of abstentions was 155,830. There were 248,117 broker non-votes.

The third matter put to a vote at the Annual Meeting was ratification of the appointment of Joseph Decosimo and Company, LLP, as independent auditors for First Security for the fiscal year ending December 31, 2004. The number of votes cast for this proposal was 6,535,219, the number of votes against was 37,940 and the number of abstentions was 56,640. There were no broker non-votes.

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

The following reports on Form 8-K were filed during the quarter covered by this Form 10-Q:

Current Report on Form 8-K, dated May 13, 2004 and filed on May 14, 2004, Item 5.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 3, 2004	/s/ Rodger B. Holley

Rodger B. Holley Chairman, Chief Executive Officer & President

August 3, 2004	/s/ William L. Lusk, Jr.

William L. Lusk, Jr. Secretary, Chief Financial Officer & Executive Vice President

