Form 10-Q
period 2004-09-30
FIRST SECURITY GROUP INC/TN
filed 2004-11-09
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR
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

Common Stock, $.0083 par value:
10,587,639 shares outstanding and issued as of November 3, 2004

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets	September 30,	December 31,	September 30,
	2004	2003	2003
	(unaudited)		(unaudited)
	(in thousands)
ASSETS
Cash and due from banks	$22,156	$25,662	$23,835
Federal funds sold and securities purchased
under agreements to resell	-	6,972	23,962
Cash and cash equivalents	22,156	32,634	47,797
Interest-bearing deposits in banks	2,760	4,512	3,681
Securities available for sale	90,435	86,499	86,650
Loans	514,168	478,013	446,578
Less: Allowance for loan losses	5,448	5,827	6,378
	508,720	472,186	440,200
Premises and equipment, net	25,886	24,517	21,463
Intangible assets	15,319	15,704	12,449
Other assets	10,397	8,713	9,422
TOTAL ASSETS	$675,673	$644,765	$621,662

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest bearing demand	$116,097	$100,192	$99,832
Interest bearing demand	52,293	51,505	38,710
Savings	137,182	128,662	125,860
Certificates of deposit of $100 thousand or more	100,598	95,162	96,996
Certificates of deposit less than $100 thousand	160,003	164,783	149,605
Total deposits	566,173	540,304	511,003
Federal funds purchased and securities sold
under agreement to repurchase	16,302	12,069	16,039
Other borrowings	4,152	6,159	9,161
Other liabilities	4,279	3,795	4,507
Total liabilities	590,906	562,327	540,710
STOCKHOLDERS' EQUITY
Common stock - $.0083 par value - 20,000,000 shares
authorized; 10,587,639 issued as of September 30,
2004; 10,584,867 issued as of December 31, 2003;
and 10,497,867 issued as of September 30, 2003	88	88	88
Paid-in surplus	77,981	77,958	77,397
Retained earnings	6,318	3,995	3,190
Accumulated other comprehensive income	380	430	360
Deferred compensation on restricted stock	-	(33)	(83)
Total stockholders' equity	84,767	82,438	80,952
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$675,673	$644,765	$621,662

See Notes to Consolidated Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$8,225	$7,511	$23,696	$21,064
Debt securities - taxable	572	421	1,650	1,292
Debt securities - non-taxable	236	154	621	351
Other	85	152	192	417
Total interest income	9,118	8,238	26,159	23,124

INTEREST EXPENSE
Interest bearing demand deposits	47	27	134	92
Savings deposits	295	293	809	1,055
Certificates of deposit of $100 thousand or more	640	751	1,855	2,169
Certificates of deposit of less than $100 thousand	983	1,092	3,025	3,178
Other	100	120	268	353
Total interest expense	2,065	2,283	6,091	6,847

NET INTEREST INCOME	7,053	5,955	20,068	16,277
Provision for loan losses	675	366	2,025	1,499
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,378	5,589	18,043	14,778

NONINTEREST INCOME
Service charges on deposit accounts	1,055	642	2,866	1,693
Mortgage loan fee income	346	350	989	1,412
Gain (loss) on securities	-	(3)	84	24
Other noninterest income	226	481	666	867
Total noninterest income	1,627	1,470	4,605	3,996

NONINTEREST EXPENSE
Salaries and employee benefits	3,715	3,030	10,608	8,760
Net occupancy	537	415	1,485	1,078
Equipment expense	575	451	1,602	1,195
Data processing fees	294	348	893	851
Amortization expense - CDI	191	154	616	376
Advertising expense	121	86	356	223
Supplies expense	142	194	463	440
Communications expense	137	131	366	330
Professional services	224	151	713	662
Postage expense	151	134	451	356
Other noninterest expense	650	789	1,742	1,859
Total noninterest expense	6,737	5,883	19,295	16,130

4

INCOME BEFORE INCOME TAX PROVISION	1,268	1,176	3,353	2,644
Income tax provision	411	432	1,030	993
NET INCOME	$857	$744	$2,323	$1,651

NET INCOME PER SHARE
BASIC AND DILUTED	$0.08	$0.07	$0.22	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	10,588	10,497	10,587	10,043
DILUTED	10,763	10,605	10,763	10,141

See Notes to Consolidated Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
						Deferred
					Accumulated	Compensation
					Other	on
	Common Stock		Paid-In	Retained	Comprehensive	Restricted
(In thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total
Balance - December 31, 2003	10,585	$88	$77,958	$3,995	$430	$(33)	$82,438
Comprehensive income -
Net income (unaudited)				2,323			2,323
Change in net unrealized
loss on securities available
for sale, net of tax (unaudited)					(50)		(50)
Total comprehensive income (unaudited)							2,273
Common stock issued (unaudited)	3		23			33	56
Balance - September 30, 2004 (unaudited)	10,588	$88	$77,981	$6,318	$380	$-	$84,767

See Notes to Consolidated Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
(In thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,323	$1,651
Provision for loan losses	2,025	1,499
Net amortization of securities	580	677
Amortization of intangibles	616	376
Amortization of deferred stock compensation	33	116
Depreciation	1,260	873
Loss (gain) on disposal of assets	11	(9)
Gain on sale of available-for-sale securities	(84)	(24)
Changes in operating assets and liabilities -
Increase in -
Interest receivable	(76)	(22)
Other assets	(1,813)	(2,717)
Increase (decrease) in -
Interest payable	(659)	(108)
Other liabilities	1,143	793
Net cash provided by operating activities	5,359	3,105

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	1,752	25
Activity in available-for-sale securities -
Sales	8,412	2,555
Maturities, prepayments, and calls	24,268	18,178
Purchases	(37,188)	(45,023)
Loan originations and principal collections, net	(38,559)	(41,615)
Proceeds from sale of fixed assets	-	43
Additions to premises and equipment	(2,640)	(5,151)
Net cash acquired in transaction accounted for
under the purchase method of accounting	-	14,198
Net cash used by investing activities	(43,955)	(56,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,869	52,699
Net increase in federal funds purchased and
securities sold under agreements to repurchase	4,233	4,317
Repayments of other borrowings	(2,007)	(7)
Proceeds from sale of common stock, net	23	-
Net cash provided by financing activities	28,118	57,009
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(10,478)	3,324
CASH AND CASH EQUIVALENTS - beginning of period	32,634	44,473
CASH AND CASH EQUIVALENTS - end of period	$22,156	$47,797

Supplemental disclosures of noncash investing and
financing activities
Change in unrealized depreciation of securities,
net of deferred taxes of $(26) for 2004 and $(123) for 2003	$(50)	$(235)
Assets (noncash) acquired in business combination	$-	$75,314
Liabilities assumed in business combination	$-	$78,025
Issuance of common stock in business combination	$-	$11,487
Issuance of common stock pursuant to incentive plan	$-	$200
Supplemental schedule of cash flows
Interest paid	$6,750	$6,955
Income taxes paid	$1,007	$1,436

See Notes to Consolidated Financial Statements

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B - COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month and nine-month period ended September 30, 2004 and 2003, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003

Net income	$857	$744	$2,323	$1,651
Unrealized gain (loss) - securities, net of tax	1,177	(458)	(50)	(235)
Comprehensive income, net of tax	$2,034	$286	$2,273	$1,416

NOTE C - EARNINGS PER SHARE

Reference is made to Note 14, Long-Term Incentive Plan, in the Notes to Consolidated Financial Statements in First Security's Form 10-K, which contains descriptions of First Security's Stock Option Plan (the "Plan"). Shares under option under the Plan had a dilutive impact of less than $.01 on net income per share for the nine months ended September 30, 2004.

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

 In March 2004, the FASB’s Emerging Issues Task Force (EITF) concluded its discussion of Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The EITF provided guidance for evaluating whether an investment is other-than-temporarily impaired. Initially, this guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The EITF has subsequently delayed the effective date of this pronouncement as it relates to other-than-temporary impairment valuation pending further discussion of the definition of “other-than-temporarily impaired”. The EITF consensus also requires certain quantitative and qualitative disclosures which were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The EITF consensus is not expected to have a material effect on First Security’s consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "FSG," "we," "us," “the Company” and "our" refer to First Security Group, Inc.

THIRD QUARTER 2004 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

On June 9, 2004, the OCC granted fiduciary powers to FSGBank N.A., the wholly-owned subsidiary of First Security, enabling the formation of our wealth management department. This department became fully operational in the third quarter of 2004. The department is staffed with six employees who collectively have over 80 years of trust experience.

On October 21, 2004, FSGBank entered into an Assignment and Assumption Agreement with Warren E. Payne and National Bank of Commerce, whereby FSGBank accepted assignment of the rights, and assumed the obligations and commitments, of Mr. Payne under a Stock Purchase Agreement, dated October 21, 2004, between National Bank of Commerce and Mr. Payne. The transactions contemplated by the Stock Purchase Agreement closed October 21, 2004, with an effective date of October 1, 2004. Under the terms of the Assignment and Assumption Agreement and the Stock Purchase Agreement, FSGBank purchased 100% of the capital stock of Kenesaw Leasing, Inc. and J&S Leasing, Inc., both Tennessee corporations, from National Bank of Commerce. Kenesaw Leasing and J&S Leasing are equipment leasing companies based in Knoxville, Tennessee. The cumulative purchase price was $13 million. First Security management expects that these transactions will be immediately accretive to earnings.

All per share data has been retroactively adjusted for the 12 for 10 stock split effected on June 16, 2003. As a result of the split, the par value has been adjusted from $.01 to $0.0083 per share.

OVERVIEW

As of September 30, 2004 First Security had total consolidated assets of $675.7 million, total loans of $514.2 million, total deposits of $566.2 million and stockholders' equity of $84.8 million. Our net income was $857 thousand and $2.3 million for the three and nine months ended September 30, 2004. We expect our recent acquisitions, Kenesaw Leasing and J&S Leasing, will increase our net income in future periods.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2004 was $857 thousand, or $.08 per share (basic and diluted), compared to a net income of $744 thousand, or $.07 per share (basic and diluted) in the same period of 2003. Net income for the nine months ended September 30, 2004 was $2.3 million, or $.22 per share (basic and diluted), compared to net income of $1.7 thousand or $.16 per share (basic and diluted), in the same period of 2003. Net interest income and noninterest income for the nine-month period ended September 30, 2004 increased by $4.4 million, collectively, while noninterest expense, including provision for loan losses, increased by $3.7 million. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisitions and branching activity during 2003 and 2004.

Return on average assets (annualized) for the three months ended September 30, 2004 and 2003 was 0.51% and 0.48%, respectively. For the nine months ended September 30, 2004 and 2003, return on average assets (annualized) was 0.47% and 0.39%, respectively. Return on average equity (annualized) for the three months ended September 30, 2004 and 2003 was 4.1% and 3.7%, respectively; and for the nine months ended September 30, 2004 and 2003, was 3.7% and 2.9%, respectively.

Net Interest Income

 Net interest income increased by $1.1 million or 18% to $7.1 million for the third quarter of 2004 compared to the same period a year ago. There are two factors that influence net interest income: (1) volume of earning assets and (2) rate of net interest margin on those earning assets.

Quarter-to-date average earning assets increased by $42.6 million or 7.6% to $600.7 million compared to average earning assets for the same period in 2003. On a year-to-year comparative basis, our earning assets increased due to (i) deposit gathering activities - deposits raised were used to fund or acquire earning assets and (ii) the acquisition of three Monroe County, Tennessee, branches from National Bank of Commerce in late 2003. These additional earning assets have enabled First Security to earn more interest income.

The other factors influencing net interest income are the yield on earning assets and the cost of funding liabilities. Changes in net interest margin did not influence net interest income as significantly as the changes in earning assets. On a fully tax equivalent basis, our net interest margin was 43 basis points higher in the third quarter of 2004 compared to the same period in 2003.

For the third quarter of 2004, 78.6% of average earning assets were funded with interest bearing liabilities, compared to 78.3% for the same period in 2003. In spite of a slight increase in reliance on interest bearing liabilities, our net interest margin improved from period-to-period because our weighted average yield earned on interest earning assets increased and our weighted average rate paid on interest bearing liabilities decreased. We increased the yield on interest earning assets by repositioning our mix of earning assets into higher yielding loans and investment securities. Furthermore, on June 30, 2004, August 11, 2004 and September 22, 2004 the Federal Reserve increased interest rates by 25 basis points on each date, for a total increase of 75 basis points for the year. As a result, our net interest margin improved because our assets reprice more frequently than our liabilities (see Item 3, Quantitative and Qualitative Disclosures About Market Risk). Prior to the third quarter of 2004, we experienced decreases in our yield earned on earning assets and our rate paid on interest bearing liabilities due to the Federal Reserve Bank’s rate reduction initiative during the prior three years to stimulate economic growth in the weakening U.S. economy.

 The interest rate earned on loans for the three months ended September 30, 2004 decreased 33 basis points compared to the same period in 2003. The decrease is primarily attributable to the prior period decreases in the prime lending rate, which were effected by the Federal Reserve rate cut initiative and the subsequent repricing of loans at lower rates. As a result of the Federal Reserve’s three recent rate increases, our third quarter 2004 interest rate earned on loans increased by 21 basis points over the second quarter of 2004. The yields on investment securities and other earning assets increased over the same periods. The investment yield increased due to a change in our portfolio mix. The yield on other earning assets increased due to dividends from FRB stock and FHLB stock holdings. Proportionally, these holdings were a larger percentage of other earning assets in the third quarter of 2004 than for the same period in 2003 due to a decrease in federal funds sold (see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Investment Securities and Other Earning Assets). The overall yield on earning assets increased 18 basis points in the third quarter of 2004 compared to the same period in 2003. The increase in yield on earning assets was more than the decrease in the yield on loans due to the change in our mix of average earning assets and due to higher yields on investment securities and other earning assets compared to the same period in 2003. Average loans, which are our highest yielding earning assets, comprised 85% of earning assets in the third quarter of 2004, compared to 79% in the same period of the prior year.

For the third quarter of 2004, the cost of interest bearing liabilities decreased by 33 basis points from the same period in 2003. As a result, net interest spread for the first quarter of 2004 increased 51 basis points over the same period in the prior year. Deposit and loan rates are adjusted as market conditions and FSGBank’s needs allow. The following table summarizes net interest income and average yields and rates paid for the quarters ended September 30, 2004 and 2003.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$509,203	$8,226	6.43%	$440,895	$7,513	6.76%
Investment securities	87,166	895	4.08%	73,319	654	3.54%
Other earning assets	4,295	79	7.32%	43,814	152	1.38%
Total earning assets	600,664	9,200	6.09%	558,028	8,319	5.91%
Allowance for loan losses	(5,588)			(6,423)
Intangible assets	15,061			12,534
Cash & due from banks	27,433			19,367
Premises & equipment	25,740			21,078
Other assets	5,933			5,706
TOTAL ASSETS	$669,243			$610,290

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$52,294	45	0.34%	$39,250	27	0.27%
Money market accounts	103,287	267	1.03%	95,634	258	1.07%
Savings deposits	33,572	29	0.34%	24,397	35	0.57%
Time deposits < $100	161,524	982	2.42%	154,215	1,092	2.81%
Time deposits > $100	97,353	641	2.62%	102,048	751	2.92%
Federal funds purchased	5,423	27	1.98%	-	-	0.00%
Repurchase agreements	14,664	20	0.54%	12,407	26	0.83%
Other borrowings	4,153	50	4.79%	9,162	94	4.07%
Total interest bearing liabilities	472,270	2,061	1.74%	437,113	2,283	2.07%
Net interest spread		$7,139	4.35%		$6,036	3.84%
Noninterest bearing demand deposits	109,593			88,679
Accrued expenses and other liabilities	3,393			3,616
Stockholders' equity	84,384			80,493
Unrealized gain on securities	(397)			389
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$669,243			$610,290

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.38%			0.46%

Net yield on earning assets*			4.73%			4.30%
*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the three month period ended September 30, 2004 to the three month period ended September 30, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended September 30
(all dollar amounts in thousands)
	2004 Compared to 2003
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
Interest earning assets:
Loans, net of unearned income	$1,103	$(390)	$713
Investment securities	143	98	241
Other earning assets	(727)	654	(73)
Total earning assets	519	362	881

Interest bearing liabilities:
NOW accounts	11	7	18
Money market accounts	20	(11)	9
Savings deposits	8	(14)	(6)
Time deposits < $100	44	(155)	(110)
Time deposits > $100	(31)	(79)	(110)
Federal funds purchased	27	-	27
Repurchase agreements	3	(9)	(6)
Other borrowings	(60)	17	(44)
Total interest bearing liabilities	22	(244)	(222)
Increase in net interest income	$497	$606	$1,103

 For the nine months ended September 30, 2004 the yield on interest earning assets decreased by two basis points and the cost of interest bearing liabilities decreased by 51 basis points from the same period in 2003. As a result, net interest spread for the nine months ended September 30, 2004 increased 49 basis points over the same period in the prior year. The following table summarizes net interest income and average yields and rates paid for the nine months ended September 30, 2004 and 2003.

Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$499,038	$23,698	6.34%	$409,349	$21,069	6.88%
Investment securities	85,666	2,607	4.07%	66,940	1,887	3.77%
Other earning assets	4,962	184	4.95%	43,038	417	1.30%
Total earning assets	589,666	26,489	6.00%	519,327	23,373	6.02%
Allowance for loan losses	(5,692)			(6,216)
Intangible assets	15,399			11,275
Cash & due from banks	25,215			17,145
Premises & equipment	25,308			17,745
Other assets	6,151			5,619
TOTAL ASSETS	$656,047			$564,895

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$51,752	134	0.35%	$34,738	92	0.35%
Money market accounts	100,102	723	0.96%	90,359	931	1.38%
Savings deposits	32,770	86	0.35%	21,770	124	0.76%
Time deposits < $100	164,057	3,025	2.46%	144,323	3,178	2.94%
Time deposits > $100	95,040	1,855	2.61%	93,687	2,169	3.10%
Federal funds purchased	4,696	58	1.65%	-	-	0.00%
Repurchase agreements	12,927	58	0.60%	12,762	97	1.02%
Other borrowings	4,323	151	4.67%	8,175	256	4.19%
Total interest bearing liabilities	465,667	6,090	1.75%	405,814	6,847	2.26%
Net interest spread		$20,399	4.25%		$16,526	3.76%
Noninterest bearing demand deposits	104,650			78,637
Accrued expenses and other liabilities	3,413			3,265
Stockholders' equity	82,656			76,623
Unrealized gain on securities	(339)			556
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$656,047			$564,895

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.37%			0.50%

Net yield on earning assets*			4.62%			4.26%
*Same as net interest margin

The following table presents the dollar amount of changes in interest income and interest expense from the nine month period ended September 30, 2004 to the nine month period ended September 30, 2003. The table distinguishes between the changes related to average outstanding (volume) of earning assets and interest bearing liabilities, as well as the changes related to average interest rates (rate) on such assets and liabilities.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Nine Months Ended September 30
(all dollar amounts in thousands)
	2004 Compared to 2003
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
Interest earning assets:
Loans, net of unearned income	$4,259	$(1,630)	$2,629
Investment securities	571	149	720
Other earning assets	(1,412)	1,179	(233)
Total earning assets	3,418	(302)	3,116

Interest bearing liabilities:
NOW accounts	43	(1)	42
Money market accounts	70	(278)	(208)
Savings deposits	29	(67)	(38)
Time deposits < $100	363	(516)	(153)
Time deposits > $100	27	(341)	(314)
Federal funds purchased	31	27	58
Repurchase agreements	1	(40)	(39)
Other borrowings	(134)	29	(105)
Total interest bearing liabilities	430	(1,187)	(757)
Increase in net interest income	$2,988	$885	$3,873

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2004 was $675 thousand compared to $366 thousand in the same period of 2003. Net charge-offs for the third quarter of 2004 were $809 thousand compared to net charge-offs of $403 thousand for the same period in 2003. The provision for the nine months ended September 30, 2004 and 2003 was $2.0 million and $1.5 million, respectively. Net charge-offs for the nine months ended September 30, 2004 and 2003 were $2.4 million and $1.3 million, respectively. The 2004 charge-offs were the consequences of prior period decentralized credit underwriting standards, the lack of a year-round loan review program in prior years, and an increase in bankruptcy filings.

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

As of September 30, 2004, the allowance for loan loss for FSGBank was $5.4 million or 1.06% of its outstanding loans. The peer group for FSGBank, as defined by the Federal Financial Institutions Examination Council's June 30, 2004 Uniform Bank Performance Report, includes all insured commercial banks between $300 million and $1 billion in average assets. This peer group, which includes 985 banks, had a ratio of the allowance for loan losses divided by total loans of 1.32% as of June 30, 2004, or 26 basis points more than FSGBank. Using our methodology, we believe that the allowance for loan loss for FSGBank was adequate as of September 30, 2004. For the fourth quarter of 2004, we believe that charge offs will be less than the amount of charge offs experienced during the third quarter of 2004.

Noninterest Income

Noninterest income totaled $1.6 million for the third quarter of this year, an increase of $157 thousand, or 10.7%, from the same period in 2003. Deposit related income, comprised primarily of account service charges and non-sufficient fund charges, totaled $1,055 thousand for the third quarter of 2004, which was $413 thousand, or 64.3%, more than the corresponding quarter in 2003. Deposit related income increased as we gained deposits in our market areas, assumed deposits through the acquisition of the three National Bank of Commerce branches in 2003, and implemented a “bounce protection” program for our customers (“bounce protection” is an overdraft product that pays our customers non-sufficient fund checks for a fee). We believe that deposit related income will continue to be boosted by further deposit growth. Mortgage loan fees decreased by $4 thousand, or 1.2%, to $346 thousand for the third quarter of 2004 from the prior year. During the first three quarters of 2004, rates for fixed rate residential 15- and 30-year loan products were similar to or higher than those in the preceding year, and as a result, the mortgage refinancing activity was not as strong as that of the previous year. Based on current loan volumes and the long term rate environment, we believe that mortgage loan fees may continue to decrease during the remainder of 2004.

For the first nine months of this year, noninterest income was $4.6 million, which is an increase of $609 thousand, or 15.2%, over the same period in 2003. For the first nine months of 2004, deposit related income totaled $2.9 million, an increase of $1.2 million, or 69.3%, over the first nine months of 2003. Mortgage loan fees totaled $989 thousand for the nine months ended September 30, 2004, which is $423 thousand, or 30.0% less than the same period in 2003.

Noninterest Expense

Noninterest expense for the third quarter totaled $6.7 million, which was an increase of $854 thousand, or 14.5% over the third quarter of 2003. First Security's overhead ratio (noninterest expense, excluding amortization of intangible assets, provision for loan losses and income tax expenses, as a percentage of net interest income and noninterest income) decreased from 77.1% in the third quarter of 2003 to 75.4% for the same period in 2004.

Compared to the third quarter of 2003, salaries and benefits for the third quarter of 2004 increased $685 thousand, or 22.6%, to $3.7 million. The majority of the increase in salaries and benefits is related to staff additions for our branch openings and our acquisition of the three National Bank of Commerce’ branches. As of September 30, 2004, we had 28 full service branches and a total of 293 full time equivalent employees. As of September 30, 2003, we employed 238 full time equivalent employees and operated 21 full service branches and one loan production offices. We believe that salaries and benefits will increase for the remainder of 2004 as a result of our acquisition of Kenesaw Leasing and J&S Leasing, as well as our continued growth and branching efforts.

Net occupancy expense and equipment expense are higher in the third quarter 2004 versus the same period in the prior year as a result of our branching activities and acquisition of the three National Bank of Commerce bank branches. Occupancy expenses increased $122 thousand, or 29%, to $537 thousand. Furniture, fixtures and equipment expenses increased $124 thousand, or 27%, to $575 thousand. Cumulatively, all other non-interest expenses, excluding core deposit intangible amortization expense, decreased by $114 thousand or 6.2%.

The $191 thousand of third quarter amortization expense resulted from the amortization of the core deposit intangible assets created by the acquisitions of First State Bank (2002), Premier National Bank (2003) and the three National Bank of Commerce branches (2003). The core deposit intangible and goodwill created by the acquisition of First State Bank were $1 million and $1.4 million, respectively. The core deposit intangible and goodwill created by the acquisition of Premier National Bank were $1.3 million and $3 million, respectively. The core deposit intangible and goodwill created by the acquisition of the three National Bank of Commerce branches were $1.5 million and $754 thousand, respectively. The estimated useful life of each core deposit intangible asset is 10 years.

 Noninterest expenses for the nine-month period ended September 30, 2004 were $3.2 million, or 19.6%, higher and totaled $19.3 million compared to the same period in 2003. The changes are explained similarly to the quarterly data above and were as follows. Salaries and benefits increased $1.8 million or 21%. Occupancy expenses increased $407 thousand or 38%. Furniture, fixtures, and equipment expenses increased $407 thousand or 34%. All other non-interest expenses, excluding core deposit intangible amortization, increased $263 thousand or 5.6%. Core deposit intangible amortization expense increased $240 thousand or 63.8% due to our acquisition activity in 2003.

STATEMENT OF FINANCIAL CONDITION

First Security's total assets at September 30, 2004 were $675.7 million, $621.7 million at September 30, 2003 and $644.8 million at December 31, 2003. Average assets for the third quarter of 2004 were $669.2 million versus $610.3 million for the same period a year earlier, an increase of 9.7%. Of the $30.9 million increase in total assets in the first nine months of 2004, approximately $25.9 million was funded by the growth of in-market deposits. First Security continues to actively pursue acquisitions and will continue to seek means to enhance our market share through further branching.

Loans

Average loans of $509.2 million represented 85% of our average earning assets during the third quarter of 2004. From December 31, 2003 gross loans increased $36 million to $514.2 million at September 30, 2004. During 2004, the increase is attributable to our organic market growth from the relationships and ties of our bankers to the local communities in which they work. We believe that general loan demand will remain strong during 2004. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may be further restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

The allowance for loan losses was $5.4 million or 1.06% of outstanding loans at September 30, 2004 and $5.8 million or 1.22% of outstanding loans at December 31, 2003. The allowance for loan losses was 276.8% of nonperforming loans (defined as loans 90 days or more past due and nonaccrual loans) at September 30, 2004 and 245.1% of nonperforming loans at December 31, 2003. For the first nine months of 2004, net charge-offs arising from loans secured by real estate totaled $322 thousand, commercial loans totaled $1.3 million, and consumer loans totaled $778 thousand (see Provision for Loan Losses). We believe that our reserve for inherent loan losses is adequate based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The allocation of the allowance for loan losses by loan category at the dates indicated is presented below.

Allocation for Allowance for Loan Losses
As of September 30, 2004 and 2003
(in thousands)
	2004		2003
		Percentage of loans in each		Percentage of loans in each
Loan Categories	Amount	category to total loans	Amount	category to total loans
Commercial	$1,479	21.9%	$2,517	25.1%
Real estate-construction	408	13.1%	324	8.8%
Real estate-mortgage	2,937	51.9%	2,529	50.9%
Consumer	621	13.1%	883	15.2%
Unallocated	3	-	125	-
Total	$5,448	100.0%	$6,378	100.0%

Nonperforming Assets

 Nonaccrual loans were $888 thousand at September 30, 2004, $183 thousand at December 31, 2003 and $1.3 million at September 30, 2003. The nonaccrual loans in September 2004 included $14 thousand of commercial loans, $161 thousand of consumer loans, and $713 thousand of real-estate secured loans. The ratio of nonaccrual loans to total loans was 0.17% at September 30, 2004 and 0.038% at December 31, 2003. At September 30, 2004 we owned other real estate in the amount of $1.6 million.

 Loans past due 90 days and still accruing were $1.0 million at September 30, 2004, compared to $2.2 million at December 31, 2003. Of these past due loans at September 30, 2004, $910 thousand were secured by real estate, $54 thousand were commercial loans and $116 thousand were consumer loans.

 At September 30, 2004 nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.38% of total outstanding loans, which is 25 basis points less than our peer group and 17 basis points less than it was at June 30, 2004. Our Chief Loan Review Officer and Chief Credit Administration Officer are in their first full year of implementing new procedures for enhanced monitoring of problem loans, as well as early detection, prevention and corrective action plans.

Investment Securities and Other Earning Assets

 Securities totaled $90.4 million at September 30, 2004, $86.5 million at December 31, 2003 and $86.7 million at September 30, 2003. From third quarter end 2003 to third quarter end 2004, the growth in the securities portfolio occurred as a result of our efforts to maintain our liquidity position. At September 30, 2004 the securities portfolio had unrealized net gains of approximately $576 thousand due to decreasing interest rates in the bond market and the resulting increase in bond prices. All investment securities purchased to date have been classified as available-for-sale, and we currently have the ability and intent to hold them to maturity. As a result, we do not anticipate realizing any unrealized losses. However, should conditions change, we may sell unpledged securities. Pledged securities as of September 30, 2004 totaled $26.8 million.

The following table provides the amortized cost of our investment securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the approximate tax equivalent yields for each maturity range.

(in thousands)	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years
Municipal	$1,760	$2,380	$11,015	$12,185
Federal Agencies	10,279	51,582	658	-
Total	$12,039	$53,962	$11,673	$12,185
Tax Equivalent Yield	3.4%	3.9%	5.2%	5.8%

 Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of September 30, 2004 we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the third quarter ended 2004, the amortized cost and market value of the securities from each such issuer are as follows:

(in thousands)	Amortized Cost	Market Value
Fannie Mae	$25,094	$25,155
Federal Home Loan Mortgage Corp (FHLMC)	$24,898	$24,911
Federal Home Loan Bank (FHLB)	$10,849	$10,918

 The following table presents the amortized cost of the investments for the dates presented in the consolidated balance sheets.

(in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Federal agencies	$62,519	$63,964	$65,226
Municipal	27,340	21,883	20,879
Total	$89,859	$85,847	$86,105

 At September 30, 2004 we held no federal funds sold, but at December 31, 2003 federal funds sold totaled $7 million. The decrease in federal funds is a direct result of our loan demand exceeding our deposit growth.

Deposits and Other Borrowings

 Total deposits increased 10.8% from September 30, 2003 to September 30, 2004, and 4.8% from December 31, 2003 to September 30, 2004. For the first nine months of 2004, our branching activities yielded organic deposit growth of approximately $25.9 million. We anticipate that our deposits will continue to increase as a result of branch openings in 2003 and 2004.

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

Liquidity

 Liquidity refers to First Security’s ability to adjust its future cash flows to meet the needs of our daily operations. First Security relies primarily on management fees from FSGBank to fund our daily operations liquidity needs. Additionally, in connection with our 2002 private placement stock offering, we retained a portion of the proceeds of the offering as working capital and a portion of the proceeds for future investment into our subsidiary. First Security Group’s cash balance on deposit with FSGBank, which totaled approximately $6.7 million as of September 30, 2004, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

 At September 30, 2004, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 16.1% (excluding anticipated loan repayments). As of December 31, 2003 and September 30, 2003, the liquidity ratios were 24.3% and 22.9% respectively. The decrease in our liquidity position is a direct result of our loan demand out pacing our deposit growth. FSGBank could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans in addition to 1-4 family residential mortgage loans which are already pledged.

 Cumulatively, FSGBank also had unsecured federal funds lines in the aggregate amount of $82.5 million at September 30, 2004, under which it could borrow funds to meet short-term liquidity needs. Another source of funding that we have used and may continue to use is loan participations sold to other commercial banks (in which we retain the service rights). As of September 30, 2004 we had $8.7 million in loan participations sold. An additional source of short-term funding would be a line of credit at a commercial bank which we would secure by a pledge of investment securities. As of September 30, 2004 we had no borrowings against our investment securities, except for repurchase agreements entered into in the ordinary course of business. However, in the fourth quarter we pledged investment securities against a short term line of credit in order to fund the acquisition and operations of Kenesaw Leasing and J&S Leasing. To date, First Security has not initiated the use of brokered deposits or Internet deposits as a source of funding; however, we assumed $4.2 million in brokered deposits with our acquisition of Premier National Bank in 2003, with $1.1 million remaining on deposit at September 30, 2004. During the fourth quarter of 2004, we are implementing a disciplined approach for using brokered deposits. We anticipate that these brokered deposits will replace the line of credit collateralized with investment securities and will provide continued funding for the operations of Kenesaw Leasing and J&S Leasing. Our certificates of deposit greater than $100 thousand were gathered in our local communities. We believe that our liquidity sources are adequate to meet our operating needs.

 First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. As of September 30, 2004 certificates of deposit totaled $261million. Other borrowings included $4 million in FHLB advances (see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Deposits and Other Borrowings). Unfunded loan commitments and stand by letters of credit totaled $153 million and $6 million, respectively, at September 30, 2004. The following table illustrates our outstanding contractual obligations, which included property and equipment leases, as of September 30, 2004.

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollar amounts in thousands)
Certificates of deposit	$260,601	$177,794	$65,808	$16,999	$-
Securities sold under agreements to repurchase	16,302	16,302
FHLB borrowings	4,000	2,000	2,000
Operating lease obligations	5,399	733	1,139	972	2,555
Purchase obligations - facilities	165	165
Purchase obligations - license	150	150
Note payable	152	10	21	25	96
Total	$286,769	$197,154	$68,968	$17,996	$2,651

 Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, and deferred income taxes or benefits. These items amounted to cash provided of $5.4 million for the nine months ended September 30, 2004. Cash provided by operations was available to increase earning assets.

Capital Resources

 We continue to maintain capital ratios in excess of regulatory minimum requirements. The current capital standards to be well capitalized call for a minimum total capital of 10% of risk-adjusted assets, including 6% Tier 1 capital, and a minimum leverage ratio of Tier 1 capital to total tangible assets of at least 5%. First Security and FSGBank maintain capital levels exceeding the minimum levels required for “well capitalized” banks and bank holding companies under applicable regulatory guidelines.

September 30, 2004	Well Capitalized	Adequately Capitalized	First Security	FSGBank

Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.6%	11.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.6%	12.1%
Leverage ratio	5.0%	4.0%	10.6%	9.5%

December 31, 2003	Well Capitalized	Adequately Capitalized	First Security	FSGBank

Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.1%	11.5%
Total capital to risk adjusted assets	10.0%	8.0%	14.3%	12.6%
Leverage ratio	5.0%	4.0%	11.0%	9.6%

September 30, 2003	Well Capitalized	Adequately Capitalized	First Security	FSGBank

Tier 1 capital to risk adjusted assets	6.0%	4.0%	14.3%	12.6%
Total capital to risk adjusted assets	10.0%	8.0%	15.5%	13.9%
Leverage ratio	5.0%	4.0%	11.4%	10.1%

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

EFFECTS OF INFLATION

 Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In 2000, the Federal Reserve increased interest rates three times for a total of 100 basis points in an attempt to control inflation. However, in 2001 the Federal Reserve reduced interest rates on 11 occasions for a total of 475 basis points in an effort to stimulate economic growth. On November 6, 2002, the Federal Reserve decreased interest rates by 50 basis points and on June 27, 2003, the Federal Reserve decreased interest rates 25 basis points in order to further stimulate economic growth. The Federal Reserve raised interest rates by 25 basis points on June 30, 2004, August 11, 2004, and again on September 22, 2004, for a cumulative total rate increase of 75 basis points. As a result of these rate increases, we increased our prime lending rate from 4.00% to 4.75%.

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

 First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at the end of the period, an exposure to falling rates and a benefit from rising rates. More specifically, for the nine month period ended September 30, 2004 the model forecasts a decline in net interest income of $2,880 thousand or 14.35%, as a result of a 200 basis point decline in rates. The model also predicts a $2,419 thousand increase in net interest income, or 12.05% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of September 30, 2004. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of September 30, 2004
(in thousands)

	DOWN 200 BP	CURRENT	UP 200 BP

Net interest income	$17,188	$20,068	$22,487
Dollar change net interest income	(2,880)	-	2,419
Percent change net interest income	-14.35%	0.00%	12.05%

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

 As of the end of the period covered by this report, First Security carried out an evaluation, under the supervision and with the participation of the Company’s management, including First Security’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, First Security’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in First Security’s periodic filings with the Securities and Exchange Commission. There have been no changes in First Security’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

(a) On October 1, 2004, we obtained a $60 million short term line of credit. On October 21, 2004 we drew $60 million on the line to fund the acquisition and operations of Kenesaw Leasing and J&S Leasing. The line bears interest at 2.35% and expires on December 30, 2004. We anticipate paying off the line of credit prior to that time by replacing the line of credit funding with brokered deposits (see Management’s Discussion and Analysis - Statement of Financial Condition - Liquidity), and there are no pre-payment penalties. We have pledged investment securities as collateral for the line of credit.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Assignment and Assumption Agreement, dated October 21, 2004, by and among Warren E. Payne, FSGBank, N.A. and National Bank of Commerce*

2.2	Stock Purchase Agreement, dated October 21, 2004, by and between National Bank of Commerce and Warren E. Payne*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

*Incorporated by reference to the exhibit of the same number filed with the Current Report on Form 8-K dated October 21, 2004 and filed October 27, 2004.

SIGNATURES

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 3, 2004	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer &
President

November 3, 2004	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President

