Form 10-K
period 2004-12-31
FIRST SECURITY GROUP INC/TN
filed 2005-03-16
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
Common Stock, $.0069 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant as of June 30, 2004, was approximately $97,503,216. There were 12,726,140 shares of Common Stock outstanding as of March 1, 2005.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Table of Contrents

Table of Contrents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward- looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties, and other factors which may cause the actual results, performance, financial condition, or achievements of First Security to be materially different from future results, performance, financial condition, or achievements expressed or implied by such forward-looking statements. Forward- looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “assure,” “believe,” “contemplate,” “expect,” “estimate,” “project,” “continue,” “intend,” “design, “ “seeks,” or similar words and expressions of the future.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of the war on terrorism, and more specifically the United States led war in Iraq;

•	interest rate and credit risks;

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in First Security’s market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•
the effect of any mergers, acquisitions or other transactions to which First Security or its subsidiaries may from time to time be a party, including, without limitation, First Security’s ability to successfully integrate any businesses that it acquires; and

•	the failure of assumptions underlying the establishment of reserves for possible loan losses.

All forward-looking statements attributable to First Security are expressly qualified in their entirety by this Special Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

Table of Contrents

PART I

Item 1.	Business

Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and its wholly-owned subsidiary, FSGBank, National Association (“FSGBank”).

BUSINESS

First Security Group, Inc.

First Security was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System. First Security conducts all of its business activities through its wholly-owned subsidiary, FSGBank, National Association, a national banking association regulated and supervised by the Office of the Comptroller of the Currency. As of December 31, 2004, First Security had total assets of approximately $766.7 million, total deposits of approximately $640.5 million, and shareholders’ equity of approximately $86.4 million.

FSGBank, National Association

FSGBank is the successor to three banks owned by First Security: Dalton Whitfield Bank (organized in 1999), Frontier Bank (acquired in 2000) and First State Bank (acquired in 2002). Dalton Whitfield Bank was a state bank organized under the laws of Georgia engaged in a general commercial banking business. Dalton Whitfield Bank opened for business in September 1999, and simultaneously acquired selected assets and substantially all of the deposits of Colonial Bank’s three branches located in Dalton, Georgia. In 2003, Premier National Bank of Dalton merged with and into Dalton Whitfield Bank for an aggregate purchase price of $11.7 million in cash and stock.

Frontier Bank was a state savings bank organized under the laws of Tennessee in 2000 as First Central Bank of Monroe County. First Security acquired First Central Bank of Monroe County in 2000 for an aggregate purchase price of $2.3 million in cash. Upon its acquisition by First Security, First Central Bank of Monroe County was renamed Frontier Bank and re-chartered as a state bank under the laws of Tennessee to engage in a general commercial banking business. Outside of the Chattanooga market, Frontier Bank operated under the name of “First Security Bank.”

First State Bank was a state bank organized under the laws of Tennessee engaged in a general commercial banking business since its organization in 1974. First Security acquired First State Bank in 2002 for an aggregate purchase price of $8.6 million in cash.

During 2003, First Security converted each of its subsidiary banks into national banks, renamed each bank “FSGBank, National Association” and merged the banks under the charter previously held by Frontier Bank. As a result, First Security consolidated its banking operations into one subsidiary, FSGBank, National Association. FSGBank currently conducts its banking operations in Dalton, Georgia under the names “Dalton Whitfield Bank” and “Primer Banco Seguro.” Primer Banco Seguro is our Latino-focused banking initiative. In addition, FSGBank’s banking operations in Ringgold, Georgia are conducted under the name “Catoosa Community Bank.” In all other markets, our banking operations are conducted under the name “FSGBank.”

Since the mergers in 2003, FSGBank has continued the commercial banking business of its predecessors. In addition, in December of 2003, FSGBank acquired certain assets and assumed substantially all of the deposits and other liabilities of National Bank of Commerce’s three branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee.

In October 2004, FSGBank acquired 100% of the capital stock of Kenesaw Leasing, Inc. and J&S Leasing, Inc., both Tennessee corporations, from National Bank of Commerce for $13.0 million in cash. Both companies will continue to operate as wholly-owned subsidiaries of FSGBank. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery primarily to companies in the trucking and construction industries.

Table of Contrents

FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati. FSGBank’s deposits are insured by the FDIC. As of December 31, 2004, FSGBank operated twenty-two full-service banking offices in eastern Tennessee and eight offices in northern Georgia. Additionally, FSGBank operated a loan production office in Knoxville, Tennessee and three leasing offices in Tennessee.

Business Strategy

First Security serves the banking and financial needs of the various communities located within 5 miles of the I-75 interstate corridor between Cartersville, Georgia and Knoxville, Tennessee, including Dalton, Georgia and Chattanooga, Tennessee. We believe this interstate corridor offers opportunities for growth and has needs that we can serve effectively. We also intend to extend our vision to include other interstate corridors in eastern Tennessee and northern Georgia. Although the interstate corridors are our primary focus, we may consider acquiring banking operations outside of the corridors if attractive opportunities arise as we continuously evaluate acquisition opportunities.

These interstate communities are primarily served by branches of large regional and national financial institutions headquartered outside of the area. As a result, we believe these markets need, and are best served by, a locally-owned and operated financial institution managed by people in and from the communities served. As First Security grows, we believe it is important to maintain the local flexibility created by local banks with smart bankers while benefiting from the economies of scale created by our size.

We offer personalized and flexible banking services to the communities in our market area and are able to react quickly to changes in those communities, in part by maintaining six local advisory boards. Instead of setting standardized rates across the organization, we continue to give our local markets control over their respective rates. While emphasizing standards to encourage efficiency, control is decentralized to permit rapid adjustments to community changes. We also offer products tailored to the specific needs of our communities.

First Security intends to continue its growth strategy through organic growth and strategic acquisitions. We believe that many opportunities remain in our market area to expand, and we intend to be in the position to acquire additional market share, whether via acquisitions or de novo branches with the right local management. We will continue to identify targets that assist us in achieving strategic and/or financial targets, with the goal of being the bank that other banks call when they have decided to pursue an exit strategy.

Market Area and Competition

We currently conduct business principally through the 30 branches of FSGBank in our market areas of Hamilton, McMinn, Monroe, Loudon, Knox, Union and Jefferson Counties, Tennessee and Whitfield and Catoosa Counties, Georgia. These market areas follow the I-75 corridor between Cartersville, Georgia and Knoxville, Tennessee. The table below shows our deposit market share in our market area counties according to the FDIC as of June 30, 2004.
Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollars in Millions)
Tennessee
Hamilton County	7	$151	$4,642	6	3.3%
Jefferson County	2	40	402	6	10.0
Knox County	2	20	5,894	16	0.4
Loudon County	2	22	556	7	4.1
McMinn County	1	21	690	8	3.1
Monroe County	5	76	479	5	15.9
Union County	2	36	110	2	32.8

Table of Contrents

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollars in Millions)
Georgia
Catoosa County	1	2	778	10	0.2
Whitfield County	5	190	1,420	3	13.4
Consolidated	27	$558	$14,971	6	3.7%

Subsequent to June 30, 2004, we opened an additional branch in Knox county and two “Primer Banco Seguro” branches in Whitfield County.

The retail, commercial and mortgage divisions of FSGBank operate in highly competitive markets. We compete directly in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies, locally, regionally and nationally, and certain of which compete with offerings by mail, telephone, computer and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office locations, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel are also important competitive factors that we emphasize.

In addition, our leasing operations via Kenesaw Leasing and J&S Leasing primarily serve lease customers located within 150 miles of Knoxville, Memphis and Nashville, TN.

Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 49 different commercial or savings institutions.

Virtually every type of competitor for business of the type served by our bank has offices in Atlanta, Georgia, approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, our five largest competitors include First Tennessee Bank, NA, SunTrust Bank, AmSouth Bank, Home Federal Bank of Tennessee, and Branch Banking & Trust Company. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer, and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank and as having greater personal service, community involvement and ability to make credit and other business decisions quickly and locally.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction, and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to customers for a variety of purposes.

Table of Contrents

Our loan portfolio at December 31, 2004 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(In Thousands)
Commercial - Leases	$60,228	10.2%
Commercial - Loans	116,490	19.7%
Consumer	70,891	11.9%
Real Estate - Construction	77,804	13.1%
Real Estate - Mortgage	264,606	44.7%
Other	2,338	0.4%
Total	$592,357	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $184.7 million in credit as of December 31, 2004. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2004, our contractual obligations to extend credit were comprised as follow:

Type	Dollar Amount	Percentage of Contractual Obligations
	(In Thousands)
Commercial - Leases	$0	0.0%
Commercial - Loans	61,821	33.5%
Consumer	20,879	11.3%
Real Estate - Construction	59,058	32.0%
Real Estate - Mortgage	42,324	22.9%
Other	643	0.3%
Total	$184,725	100.0%

Commercial - Leases. Our commercial lease portfolio includes leases made by our leasing companies, Kenesaw Leasing and J&S Leasing. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery to owner-managed businesses primarily in the trucking and construction industries. The leased property usually serves as collateral for the lease.  Our lease customers are primarily based within 150 miles of Knoxville, Memphis and Nashville, Tennessee. Our commercial leases are underwritten on the basis of the value of the underlying leased property as well as the basis of the commercial lessee’s ability to service the lease. Commercial leases generally entail greater risks than commercial loans or loans secured by real estate, but less risk than unsecured consumer loans. The increased risk in commercial leases is generally due to the rolling stock nature of the items leased, as well as the illiquid nature of the secondary market for used equipment. The increased risk also derives from the low barriers to entry in the trucking and construction industries.

Commercial - Loans. Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals, and often mortgages on the principals’ personal residences. Our commercial loans are primarily made within our market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential and commercial mortgage loans, but less risk than consumer loans. The increased risk in commercial loans is generally due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.

Table of Contrents

Consumer. We make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. Consumer loans entail greater risk than other loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by job loss, divorce, illness or personal hardships.

Real Estate—Construction. We also make construction and development loans to residential and, to a lesser extent, commercial contractors and developers located within our market areas. Construction loans generally are secured by first liens on real estate and have floating interest rates. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Real Estate—Mortgage. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 10 to 20-year period with balloon payments due at the end of one to five years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market.

In underwriting commercial mortgage loans, we seek to minimize our risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrowers’ cash flow and collateral value on an ongoing basis.

Our residential mortgage loan program primarily originates loans for the purchase of residential property to individuals for other third-party lenders. Residential loans to individuals retained in our loan portfolio primarily consist of first liens on 1-4 family residential mortgages, home equity loans and lines of credit. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. We generally do not retain long term, fixed rate residential real estate loans in our portfolio due to interest rate and collateral risks and low levels of profitability.

Credit Risks. The principal economic risk associated with each category of the loans that we make is the creditworthiness of the borrower and the ability of the borrower to repay the loan. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. General factors affecting a commercial borrower’s ability to repay include interest rates, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees.

Table of Contrents

Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.

Lending Policies. Our board of directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans between our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of banks’ Tier 1 capital. At December 31, 2004, FSGBank’s legal lending limit was approximately $9.5 million. In addition, we have established a “house” limit of $4 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of the board of directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds FSGBank’s house lending limits.

Concentrations. The retail nature of the commercial banking operations for FSGBank allows for diversification of depositors and borrowers, and management believes that FSGBank does not depend upon a single or a few customers. As of December 31, 2004, First Security identified one credit risk concentration of carpet-industry related commercial banking loans of approximately $8.6 million or 13.6% of FSGBank’s Tier 1 Capital. These carpet-industry related loans include loans to carpet and rug manufacturers, finishing plants, winding mills, textile machinery companies and carpet sample companies. Otherwise, we do not believe our credits are concentrated within a single industry or group of related industries.

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts, and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include brokered deposits, advances from the Federal Home Loan Bank of Cincinnati, subordinated debt and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout Tennessee and Georgia, as well as in other states.

Securities

After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in federal funds with our correspondent banks. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.

Table of Contrents

Seasonality and Cycles

Although we do not consider our commercial banking business to be seasonal, our mortgage banking business is somewhat seasonal, with the volume of home financings, in particular, being lower during the winter months. The Dalton, Georgia economy also is seasonal and cyclical as a result of its dependence upon the carpet industry and changes in construction of residential and commercial establishments. While the Dalton, Georgia economy is dominated by the carpet and carpet-related industries, FSGBank does not have any one customer from whom more than 10% of its revenues are derived. However, FSGBank has multiple customers, commercial and retail, that are directly or indirectly affected by, or are engaged in businesses related to the carpet industry that, in the aggregate, have historically provided greater than 10% of FSGBank’s revenues.

Employees

On December 31, 2004, we had 295 full-time employees and 20 part-time employees. Our staff will increase as a result of our increased branching activities anticipated in 2005. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website address is www.fsgbank.com. From this website, select the “Corporate Info” tab followed by selecting “SEC Filings.” This is a direct link to First Security’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

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

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

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

Table of Contrents

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

Table of Contrents

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

Support of Subsidiary Institution. Under Federal Reserve policy, First Security is expected to act as a source of financial strength for FSGBank and to commit resources to support FSGBank. This support may be required at times when, without this Federal Reserve policy, First Security might not be inclined to provide it. In addition, any capital loans made by First Security to FSGBank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of First Security’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of FSGBank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Table of Contrents

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

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Tennessee has opted in and therefore, any out-of-state bank can establish a start-up branch in Tennessee as long as that state’s banking law would also allow Tennessee banks to establish start-up branches in that state. Therefore, FSGBank may establish start-up branches in any state that would allow a Tennessee bank to do the same.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

Table of Contrents

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

Other Regulations. Interest and other charges collected or contracted for by FSGBank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

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

•
Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

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

Table of Contrents

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 12.4% and our ratio of Tier 1 Capital to risk-weighted assets was 11.2%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 9.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Item 1.—Business—SUPERVISION AND REGULATION—FSGBank—Prompt Corrective Action.”

See Note 15 in the “Notes to Consolidated Financial Statements” for the capital ratios of First Security and FSGBank.

Payment of Dividends

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

Table of Contrents

FSGBank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by FSGBank’s board of directors in any year will exceed (1) the total of FSGBank’s net profits for that year, plus (2) FSGBank’s retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by First Security and FSGBank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, FSGBank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. To date, neither First Security nor FSGBank have paid any cash dividends. See “Item 1.—Business—SUPERVISION AND REGULATION—FSGBank—Prompt Corrective Action.”

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. FSGBank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Table of Contrents

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•
for entities that furnish information to consumer reporting agencies (which would include FSGBank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of First Security is currently sharing consumer information with any other affiliate of First Security for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on First Security.

Anti-Terrorism and Money Laundering Legislation

FSGBank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. FSGBank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

Table of Contrents

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

During 2004, we conducted our business primarily through our office located at 817 Broad Street, Chattanooga, Hamilton County, Tennessee. This facility is four stories with a basement. First Security and FSGBank lease and occupy the first three floors and half of the basement, which consists of approximately 15,256 square feet of finished space. The rest of the building is unfinished. The original term of the lease expired on February 28, 2003; however, the lease provided three successive one-year renewal options. In 2004 we exercised our third and final renewal option extending the lease until February 28, 2006. This location also serves as FSGBank’s main office, opening for business as a bank office on June 26, 2000.

On July 9, 2003, First Security acquired a building located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee. The building is masonry construction with one story and a full basement. Combining the main level and the basement, the building contains approximately 39,700 square feet. The current use of the main level of the building is monthly-pay covered parking and is a source of income to First Security. The basement is currently not being used. First Security purchased this building in anticipation of renovating it and relocating our primary business offices and the main office of FSGBank to that location. We intend to renovate this location this year to enable First Security and FSGBank to relocate their main offices to this location prior to the expiration of our lease at 817 Broad Street in February 2006.

Our banking offices are in good condition, are suitable to our needs, and, for the most part, are relatively new. The following table summarizes pertinent details of our branch, loan production and leasing offices.

Office Address	Date Opened	Owned/Leased	Lease Expiration Date	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999 [1]	Owned	-	16,438 [2]	Branch [3]

1237 Cleveland Road Dalton, Whitfield County, Georgia	September 17, 1999 [1]	Owned	-	3,300	Branch [3]

761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000 [4]	Owned	-	3,000	Branch

1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	May 24, 2010 [5]	3,400	Branch

4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	July 20, 2010 [5]	3,400	Branch

835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	-	1,400	Branch [6]

4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	-	3,400	Branch

820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	-	2,500	Branch

2709 Chattanooga Road, Suite 5 Rocky Face, Whitfield County, Georgia	June 4, 2001	Leased	September 30, 2005 [7]	2,400	Branch [3]

1409 Cowart Street Chattanooga, Hamilton County, Tennessee	October 22, 2001	Building Owned Land Leased	December 31, 2010 [8]	1,000	Branch

9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	-	3,400	Branch

Table of Contrents

Office Address	Date Opened	Owned/Leased	Lease Expiration Date	Square Footage	Use of Office
2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002 [9]	Owned [10]	-	12,197 [2]	Branch

216 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002 [9]	Leased	March 16, 1993 [11]	2,000	Branch

109 Northshore Drive, Suite 300 Knoxville, Knox County, Tennessee	March 14, 2003	Leased	March 1, 2008 [12]	4,282	Loan Production [13]

2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003 [14]	Owned	-	10,337 [2]	Branch [3]

715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003 [14]	Building Owned Land Leased	March 31, 2031 [8]	4,181	Branch [3]

109 Northshore Drive, Suite 100 Knoxville, Knox County, Tennessee	May 20, 2003	Leased	July 1, 2006 [12]	550	Branch

2270 Highway 72 N Loudon, Loudon County, Tennessee	June 30, 2003	Owned	-	1,860	Branch [15]

35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	-	3,400	Branch [16]

167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	-	3,743	Branch

705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	-	3,610	Branch

301 North Main Street Sweetwater, Monroe County, Tennessee	December 4, 2003 [17]	Owned	-	4,650	Branch

215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003 [17]	Owned	-	8,456 [2]	Branch

405 Highway 165 Tellico Plains, Monroe County, Tennessee	December 4, 2003 [17]	Owned	-	3,565	Branch

155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	April 1, 2024 [18]	3,743	Branch

4215 Highway 411 Madisonville, Monroe County, Tennessee	March 15, 2004	Owned	-	472	Branch

1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004 [19]	Owned	-	3,500	Branch

307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	December 31, 2013 [20]	3,500	Branch

1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004 [21]	Leased	March 31, 2012	9,867	Loan & Leasing [22]

1810 Ailor Avenue, Center City Offices’ Building One Knoxville, Knox County, Tennessee	October 1, 2004 [21]	Leased	October 1, 2005 [23]	1,780	Leasing [24]

665 Oak Leaf Office Lane, Suite E Memphis, Shelby County, Tennessee	October 1, 2004 [21]	Leased	June 30, 2006 [8]	930	Leasing [25]

1249 Murray Avenue Dalton, Whitfield County, Georgia	November 18, 2004	Leased	August 31, 2005 [26]	2,400	Branch[27]

430 Fields Avenue, Suite Number B-1 Dalton, Whitfield County, Georgia	December 16, 2004	Leased	August 31, 2005 [26]	712	Branch [27]

[1]	Date we acquired this branch from Colonial Bank.

[2]	Previously served as the headquarters of an independent community bank.

[3]	This branch operates under the trade name Dalton Whitfield Bank.

[4]	Date we acquired this branch through our acquisition of First Central Bank of Monroe County.

[5]	This lease has two successive five-year renewal options, as well as options to purchase the facility in the fifth and tenth years of the original lease.

[6]	This branch is a modular facility. In 2005, we plan to replace this modular facility with a brick and mortar facility of approximately 3,400 square feet.

[7]	This lease has a five-year renewal option.

Table of Contrents

[8]	This lease has two successive five-year renewal options.

[9]	Date we acquired, or assumed the lease on, this facility through our acquisition of First State Bank.

[10]	To purchase the land, on January 5, 1995, the predecessor institution entered, and we assumed, a 240-month mortgage, which matures on January 5, 2015.

[11]
This lease had one fifteen-year renewal option, which was exercised by the predecessor institution. In 1999, the State of Tennessee advised First State Bank that this branch was in the path of the future project to widen Highway 33. As a result, First State Bank purchased a vacant lot in close proximity so that it may relocate this branch. To date, the highway widening project has not commenced and neither has construction on a replacement branch.

[12]	This lease has four successive three-year renewal options.

[1][3]
On January 18, 2005, we relocated our offices to 1111 Northshore Drive, Suite S600, Knoxville, Knox County, Tennessee, which had previously been occupied by National Bank of Commerce and is adjacent to Kenesaw Leasing, Inc., which we acquired effective October 1, 2004. We are actively seeking a tenant to sublease this office.

[14]	Date we acquired this branch through our acquisition of Premier National Bank of Dalton.

[15]	This branch is a modular facility.

[16]	This branch operates under the trade name Catoosa Community Bank.

[17]	Date we acquired this branch from National Bank of Commerce.

[18]	This lease has four successive five-year renewal options.

[19]
Date we opened a 1,860 square foot modular facility. On November 16, 2004, we opened the permanent brick and mortar facility on the same property site. The modular facility is vacant and we anticipate moving it to Varnell, Whitfield County, Georgia.

[20]	This lease has six successive five-year renewal options.

[21]	Date we assumed this lease through our acquisitions of Kenesaw Leasing, Inc. & J&S Leasing, Inc.

[22]
This is an office of Kenesaw Leasing, Inc. and a corporate and loan production office of FSGBank. On January 18, 2005, we moved FSGBank’s corporate and loan production offices located at 109 Northshore Drive, Suite 300, Knoxville, Knox County, Tennessee to this location.

[23]	This lease has one twelve-month renewal option.

[24]	This is an office of J&S Leasing, Inc.

[25]	This is an office of Kenesaw Leasing, Inc.

[26]	This lease has two successive one-year renewal options.

[27]	This branch operates under the trade name Primer Banco Seguro.

As of December 31, 2003, First Security and its subsidiary owned five plots of land that were either vacant or were held as future branch sites. The vacant lots are located at 925 Highway 68, Sweetwater, Monroe County, Tennessee (2.4 acres); Lot #6 of Kirkland Heights Property on Maynardville Highway, Maynardville, Union County, Tennessee (1.0 acre); 4300 Maynardville Highway, Maynardville, Union County, Tennessee (0.25 acre); 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres); and, Southwestern Corner of Highway 71 & GA 2, Cohutta (Varnell), Whitfield County, Georgia (1.1 acres). Our intent is to establish a banking facility on the Varnell property. The other four lots are currently available for sale. We originally purchased, or a predecessor institution purchased, each site for bank purposes.

Item 3.	Legal Proceedings

While First Security and FSGBank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against First Security or FSGBank that will, individually or in the aggregate, have a material adverse affect on the business or consolidated financial condition of First Security.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of shareholders of First Security, through the solicitation of proxies or otherwise.

Table of Contrents

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No active trading market exists for our common stock, and we can give no assurance that an active trading market will develop in the future. We are currently considering listing our common stock on the Nasdaq National Market during 2005. As of March 1, 2005, there were approximately 1,522 holders of record of First Security’s common stock, and approximately 12,726,140 shares of common stock were issued and outstanding. We file periodic financial and other reports with the SEC.

Our shares are infrequently traded in private transactions, and such trades are not necessarily indicative of the value of such shares. Management is aware of sporadic trades in 2004, each occurring at a split-adjusted price of $8.33.

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

Our sources of income, other than investments held by us, and fees paid to us by our subsidiary, are limited to dividends we may receive from FSGBank. FSGBank’s ability to pay dividends is subject to statutory and regulatory restrictions on the payment of cash dividends applicable to FSGBank, and our need to maintain adequate capital in FSGBank and in our holding company. See “Item 1.—Business—SUPERVISION AND REGULATION—FSGBank—Payment of Dividends.”

Item 6.	Selected Financial Data

The data presented below is derived from the consolidated financial statements.

Table of Contrents

Selected Consolidated Financial Data

	First Security
	Fiscal Year Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data: [1]	(in thousands, except per share data)
Gross interest income	$37,771	$31,554	$25,621	$20,793	$11,824
Gross interest expense	8,759	8,897	8,417	9,783	5,510
Net interest income	29,012	22,657	17,204	11,010	6,314
Provision for loan losses	3,399	2,122	1,948	2,496	811
Net interest income after provision for loan losses	25,613	20,535	15,256	8,514	5,503
Noninterest income	6,351	5,318	3,819	2,743	1,088
Noninterest expense [3,4]	27,117	22,278	14,915	11,004	7,504
Income before income taxes [3,4]	4,847	3,575	4,160	253	(913)
Income tax provision (benefit)	1,365	1,119	1,558	235	(347)
Income before extraordinary item [3,4]	3,482	2,456	2,602	18	(566)
Extraordinary gain on business combination, net of tax [2]	785	-	-	-	-
Net income (loss) [3,4]	$4,267	$2,456	$2,602	$18	$(566)

Per Common Share: [1]
Net income before extraordinary items - basic	$0.28	$0.20	$0.28	$0.00	$(0.11)
Net income - basic	0.34	0.20	0.28	0.00	(0.11)
Net income before extraordinary items - diluted	0.27	0.20	0.27	0.00	(0.11)
Net income - diluted	0.33	0.20	0.27	0.00	(0.11)
Cash dividends declared	0.00	0.00	0.00	0.00	0.00
Tangible book value (shareholders’ equity)	5.60	5.25	5.44	4.59	4.05
Book value (shareholders’ equity)	6.80	6.49	6.23	6.54	6.21

At Period End: [1]
Loans	$592,357	$478,013	$348,582	$291,043	$152,913
Earning assets	702,985	575,996	436,774	328,330	177,461
Total assets	766,691	644,765	472,924	361,866	199,552
Deposits	640,526	540,304	384,483	293,877	162,514
Shareholders’ equity	86,445	82,438	67,933	39,265	30,594
Shares outstanding - basic [5]	12,705	12,702	10,914	7,205	5,912
Shares outstanding - diluted [5]	12,915	12,809	11,029	7,322	5,912

Average Balances: [1]
Loans	$514,479	$422,332	$311,774	$221,624	$107,483
Earning assets	610,585	530,777	384,483	254,739	132,377
Total assets	676,381	578,258	415,810	279,377	150,308
Deposits	588,547	496,654	337,198	233,007	114,239
Shareholders’ equity	83,630	78,284	56,039	33,292	30,754
Shares outstanding - basic [5]	12,705	12,190	9,415	6,270	5,912
Shares outstanding - diluted [5]	12,912	12,328	9,533	6,378	5,912

Key Ratios: [1]
Return on average assets	0.63%	0.42%	0.63%	0.01%	(0.38%)
Return on average shareholders’ equity	5.10%	3.14%	4.64%	0.05%	(1.84%)
Net interest margin, taxable equivalent	4.83%	4.34%	4.53%	4.32%	4.77%
Efficiency ratio [6]	76.68%	79.64%	70.95%	76.50%	101.40%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Average equity to average assets	12.36%	13.54%	13.48%	11.92%	15.30%
Nonperforming assets to total assets	0.59%	0.45%	0.16%	0.17%	0.06%
Nonperforming assets to loan loss reserve	54.78%	54.33%	14.10%	15.77%	5.66%

1
Data includes the consolidated financial statements of First Security Group, Inc., including the following from their date of acquisition: First State Bank in July 2002; Premier National Bank in March 2003; National Bank of Commerce’s branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee in December 2003; and Kennesaw Leasing, Inc. and J&S Leasing, Inc. in October 2004.

Table of Contrents

2
The extraordinary gain was recognized in conjunction with the Company’s acquisition of Kennesaw Leasing, Inc. and J&S Leasing, Inc. effective October 1, 2004. See “Note 2—Business Combinations” in the accompanying notes to the consolidated financial statements for further discussion.

3
Includes goodwill amortization of $481 thousand and $443 thousand in 2001 and 2000, respectively. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”), No. 142, “Goodwill and other Intangible Assets,” which requires that goodwill no longer be amortized and instead be tested for impairment at least annually.

4
Includes amortization expense of $797 thousand, $550 thousand, and $102 thousand for core deposit intangibles in 2004, 2003, and 2002, respectively. Core deposit intangibles represent premiums paid for acquisitions of core deposits and are amortized on an accelerated basis over 10 years.

5
All share data has been retroactively adjusted for the 12 for 10 stock split to shareholders of record on December 10, 2004. See “Note 10—Common Stock Data” in the accompanying notes to the consolidated financial statements for further discussion.

6	Noninterest Expense divided by the sum of Net Interest Income and Noninterest Income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and notes included in this Annual Report on Form 10-K. The discussion in the Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K.

All per share data has been retroactively adjusted for the 12 for 10 stock split effected on December 22, 2004. As a result of the split, the par value has been adjusted from $.0083 to $0.0069 per share; however, we have rounded the par value to $0.01 per share for presentation purposes. Retroactive adjustments were also made to all per share data for the previous two stock splits: (1) 12 for 10 split effected June 16, 2003, which resulted in the par value decreasing to $0.0083 from $0.01 and (2) 13 for 10 stock split in the form of a stock dividend effected on April 15, 2001.

Year Ended December 31, 2004

The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2004 and 2003, and results of operations for the three years ended December 31, 2004 as reflected in the audited financial statements.

Overview

As of December 31, 2004, First Security had total consolidated assets of $766.7 million, total loans of $592.4 million, total deposits of $640.5 million, and shareholders’ equity of $86.4 million. In 2004, our net income, after recognizing an extraordinary gain of $785 thousand (net of tax), was $4.3 million, resulting in basic and diluted net income of $0.34 and $0.33 per share, respectively.

We believe that our net income will continue to improve in 2005 as a result of our above-average net interest margin, our growth in 2004, and our anticipated growth through branching and marketing efforts in 2005.

Table of Contrents

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

The allowance for loan losses is established and maintained at levels management deems adequate to cover probable losses inherent in the portfolio as of the balance sheet date. The level is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, underlying estimated values of collateral securing loans, current economic conditions and other factors. Should any of these factors change, the estimate of credit losses in the loan portfolio and the related allowance would also change. For further discussion regarding our methodology for the allowance for loan and lease losses, see “Item 7.—Managements’ Discussion and Analysis of Financial Condition and Results of Operation—Provision for Loan Losses.”

Results of Operations

First Security reported net income for 2004 of $4.3 million versus net income for 2003 of $2.5 million. The net income for 2002 was $2.6 million. In 2004, basic net income was $0.34 per share on 12,705 thousand shares and $0.33 on 12,912 thousand weighted average diluted shares outstanding, respectively. In 2003, basic and diluted net income per share was $0.20 on 12,190 thousand and 12,328 thousand weighted average basic and diluted shares outstanding, respectively. For 2002, basic and diluted net income per share was $0.28 and $0.27 on 9,415 thousand and 9,533 thousand weighted average basic and diluted shares outstanding, respectively.

Net income in 2004 was above the 2003 level as a result of our enhanced net interest spread, our improved non-interest income and our recognition of a $785 thousand (net of tax) extraordinary gain on business combination. The gain on business combination resulted from our acquisition of Kenesaw Leasing, Inc. and J&S Leasing, Inc. (Knoxville, Tennessee) from National Bank of Commerce. Our overhead also increased in 2004 because we opened six new full service bank branches (two of which are designed to serve the Latino community in and around Dalton, Georgia) and acquired Kenesaw Leasing and J&S Leasing. As of December 31, 2004, we had 30 banking offices, including the headquarters, one loan production office, three leasing offices and 308 full time equivalent employees. Although, we anticipate that our branch network and our employees will enable growth in 2005, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs and occupancy, salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

Table of Contrents

	Condensed Consolidated Statements of Income
	For the Years Ended December 31,
		Change			Change			Change
		From Prior			From Prior			From Prior
	2004	Year	%	2003	Year	%	2002	Year	%
	(Dollar amounts in thousands)
Interest income	$37,771	$6,217	19.7%	$31,554	$5,933	23.2%	$25,621	$4,828	23.2%
Interest expense	8,759	(138)	-1.6%	8,897	480	5.7%	8,417	(1,366)	-14.0%
Net interest income	29,012	6,355	28.1%	22,657	5,453	31.7%	17,204	6,194	56.3%
Provision for loan losses	3,399	1,277	60.2%	2,122	174	8.9%	1,948	(548)	-22.0%
Net interest income after provision for loan losses	25,613	5,078	24.7%	20,535	5,279	34.6%	15,256	6,742	79.2%
Noninterest income	6,351	1,033	19.4%	5,318	1,499	39.3%	3,819	1,076	39.2%
Noninterest expense	27,117	4,839	21.7%	22,278	7,363	49.4%	14,915	3,911	35.5%
Income before income taxes	4,847	1,272	35.6%	3,575	(585)	-14.1%	4,160	3,907	1544.3%
Income tax provision	1,365	246	22.0%	1,119	(439)	-28.2%	1,558	1,323	563.0%
Income before extraordinary item	3,482	1,026	41.8%	2,456	(146)	-5.6%	2,602	2,584	14355.6%
Extraordinary gain on business combination, net of income tax	785	785	100.0%	-	-	-	-	-	-
Net income	$4,267	$1,811	73.7%	$2,456	$(146)	-5.6%	$2,602	$2,584	14355.6%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2004, net interest income was $29.0 million or 28% more than the 2003 level of $22.7 million, which in turn was 32% more than the 2002 level of $17.2 million.

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

Interest income in 2004 was $37.8 million, a 20% increase over the 2003 level of $31.6 million, which was 23% more than the $25.6 million earned in 2002. Year-to-year increases since 2002 are due to the annual increases in the volume of earning assets. Average earning assets in 2004 were $610.6 million, an increase of $79.8 million or 15% from 2003 average earning assets. The increase from 2002 to 2003 was $146.3 million or 38%. In 2004, our earning assets increased due to the deposit gathering activities (including the issuance of brokered CDs) of FSGBank. Deposits raised were used to fund or acquire earning assets, including our acquisition of Kenesaw Leasing and J&S Leasing. In 2003, our earning assets increased due to (1) the deposit gathering activities of FSGBank - deposits raised were used to fund or acquire earning assets, (2) the acquisition of Premier National Bank of Dalton - which had approximately $76.2 million in earning assets on the acquisition date, March 31, 2003, and (3) the acquisition of the National Bank of Commerce branches - which had approximately $12.9 million in earning assets on the acquisition date, December 4, 2003. These additional earning assets have enabled First Security to earn more interest income. Supplementing the additional earnings from increased volumes was the increase in yield on earnings assets. The tax equivalent yield on earning assets increased 25 basis points in 2004 to 6.26% from 6.01% in 2003; conversely, the yield on earning assets decreased in 2003 by 71 basis points from the 2002 level of 6.72%. The changes in the yield relate to (1) our changing the mix of earning assets from lower yielding assets such as federal funds sold to higher yielding loans and investment securities and (2) the Federal Reserve increasing the federal funds rate and the discount rate in 2004, which caused increases in the prime-lending rate.

Table of Contrents

Total interest expense was $8.8 million in 2004 compared to $8.9 million in 2003, or 1.6% lower. Interest expense decreased in 2004 from 2003 because the savings generated through lower average rates paid on interest bearing liabilities exceeded the increase in interest expense resulting from the additional volume of interest bearing liabilities. Average interest-bearing liabilities increased $66.6 million or 16% from 2003 to 2004. The increase from 2002 to 2003 was $115.2 million or 39%. The increase in interest bearing liabilities in 2004 was due to FSGBank’s market penetration, and the issuance of brokered CD’s. The increase in 2003 was due to FSGBank’s market penetration, our acquisition of Premier National Bank of Dalton, and our acquisition of the National Bank of Commerce branches. The average rate paid on average interest-bearing liabilities decreased 33 basis points from 2.15% in 2003 to 1.82% in 2004, and from 2.81% in 2002 to 2.15% in 2003, a decrease of 66 basis points. The rate decreases in 2004, 2003 and 2002 resulted from Federal Reserve policy changes and the associated repricing characteristics of the interest bearing liabilities. Absent any competitive pricing pressures, we feel that our average rate paid on interest bearing liabilities will increase as our time deposits mature and reprice at current market levels, which have risen as a result of the Federal Reserves rate increase initiative.

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

First Security’s net interest rate spread (on a tax equivalent basis) was 4.44% in 2004, 3.86% in 2003, and 3.91% in 2002, while the net interest margin (on a tax equivalent basis) was 4.83% in 2004, 4.34% in 2003, and 4.53% in 2002. The increased net interest margin from 2003 to 2004 was due to (1) our earning assets repricing faster than our interest bearing liabilities in an increasing interest rate environment and (2) changes in the mix of our earning assets (we invested federal funds sold into higher yielding assets such as loans and investment securities). Average interest bearing liabilities as a percentage of average earning assets was 79% in 2004, and 78% in 2003 and 2002.

At the beginning of 2002, the federal funds rate and the prime lending rate were 1.75% and 4.75%, respectively. In 2002, the Federal Reserve dropped interest rates 50 basis points, which effectively decreased the federal funds rate and the prime-lending rate to 1.25% and 4.25%, respectively. In 2003, the Federal Reserve dropped interest rates 25 basis points, which effectively decreased the federal funds rate and the prime-leading rate to 1.00% and 4.00%, respectively. During 2004, the Federal Reserve raised the federal funds rate five times by a total of 125 basis points, from 1.00% to 2.25%. So far in 2005, the Federal Reserve has raised the federal funds rate one time by 25 basis points to 2.50%. In 2005, we believe our net interest margin will remain relatively stable due to anticipated Federal Reserve rate increases and competitive deposit pricing.

Table of Contrents

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX-EQUIVALENT BASIS

	For the Years Ended December 31,
	2004			2003			2002
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
	(Fully tax equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income	$514,479	$34,327	6.67%	$422,332	$28,689	6.79%	$311,774	$23,144	7.42%
Investment securities	86,220	3,590	4.16%	71,790	2,707	3.77%	46,848	2,214	4.73%
Other earning assets	9,886	332	3.36%	36,655	520	1.42%	25,861	470	1.82%
Total earning assets	610,585	38,249	6.26%	530,777	31,916	6.01%	384,483	25,828	6.72%
Allowance for loan losses	(6,044)			(6,170)			(4,198)
Intangible assets	15,296			11,507			7,202
Cash & due from banks	21,259			17,263			13,253
Premises & equipment	25,514			18,997			10,949
Other assets	9,771			5,884			4,121
Total assets	$676,381			$578,258			$415,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$52,104	183	0.35%	$36,362	121	0.33%	$24,431	249	1.02%
Money market accounts	100,952	1,030	1.02%	92,685	1,154	1.25%	68,855	1,412	2.05%
Savings deposits	32,789	114	0.35%	23,120	151	0.65%	13,228	171	1.29%
Time deposits < $100	162,221	3,988	2.46%	145,903	4,136	2.83%	106,661	3,665	3.44%
Time deposits > $100	96,433	2,522	2.62%	92,635	2,749	2.97%	66,218	2,450	3.70%
Brokered CD’s	7,466	263	3.52%	1,956	114	5.83%	-	-	-
Federal funds purchased	4,686	88	1.88%	356	4	1.12%	1,277	24	1.88%
Repurchase agreements	13,672	88	0.64%	12,796	115	0.90%	12,193	179	1.47%
Other borrowings	10,494	483	4.60%	8,399	351	4.18%	6,165	267	4.33%
Total interest bearing liabilities	480,817	8,759	1.82%	414,212	8,895	2.15%	299,028	8,417	2.81%
Net interest spread		$29,490	4.44%		$23,021	3.86%		$17,411	3.91%
Noninterest bearing demand deposits	107,730			82,442			57,805
Accrued expenses and other liabilities	4,204			3,320			2,938
Shareholders’ equity	83,849			77,782			55,657
Accumulated other comp income	(219)			502			382
Total liabilities and shareholders’ equity	$676,381			$578,258			$415,810

Impact of noninterest bearing sources and other changes in balance sheet composition			0.39%			0.48%			0.62%
Net interest margin			4.83%			4.34%			4.53%

Table of Contrents

The following table shows the relative impact on net interest income to changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by FSGBank on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
	2004 compared to 2003			2003 compared to 2002
	increase (decrease) in			increase (decrease) in
	interest income and expense			interest income and expense
	due to changes in:			due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in thousands)
Earning assets:
Loans, net of unearned income	$6,255	$(617)	$5,638	$7,510	$(1,965)	$5,545
Investment securities	543	340	883	940	(447)	493
Other earning assets	(380)	192	(188)	153	(103)	50
Total earning assets	6,418	(85)	6,333	8,603	(2,515)	6,088

Interest bearing liabilities:
NOW accounts	52	10	62	40	(168)	(128)
Money market accounts	108	(232)	(124)	297	(555)	(258)
Savings deposits	62	(99)	(37)	65	(85)	(20)
Time deposits < $100	463	(611)	(148)	1,147	(619)	528
Time deposits > $100	113	(340)	(227)	822	(466)	356
Brokered CD’s	321	(172)	149	-	-	-
Federal funds purchased	49	35	84	-	(20)	(20)
Repurchase agreements	8	(35)	(27)	5	(69)	(64)
Other borrowings	88	44	132	93	(9)	84
Total interest bearing liabilities	1,264	(1,400)	(136)	2,469	(1,991)	478
Increase (decrease) in net interest income	$5,154	$1,315	$6,469	$6,134	$(524)	$5,610

Provision for Loan Losses

The provision for loan losses charged to operations during 2004 was $3.4 million compared to $2.1 million in 2003, and $1.9 million in 2002. In 2004, net charge-offs totaled $2.9 million, which is an increase of $200 thousand over 2003 charge-offs of $2.7 million. Charge-offs in 2002 were $788 thousand. Net charge-offs as a percentage of average loans were 0.57% in 2004, 0.63% for 2003, and 0.25% in 2002 and our Bank’s peer group averages (as reported in the December 31, 2004 Uniform Bank Performance Report) were 0.17%, 0.25%, and 0.22%, in 2004, 2003, and 2002, respectively. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality.”)

In 2004 the provision for loan losses was more than in 2003 as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified, and nonperforming loans, as well as general economic weakness. The loan portfolio increased by $114.3 million from year-end 2003 to year-end 2004, compared to an increase of $129.4 million from year-end 2002 to year-end 2003. In 2004 we acquired approximately $60.6 million in leases in the acquisition of Kenesaw Leasing and J&S Leasing. With regard to our loan growth in 2003, we acquired approximately $57.7 million in loans in the acquisition of Premier National Bank of Dalton, and we acquired approximately $12.9 million in loans in the acquisition of the Monroe County branches from National Bank of Commerce. Excluding maturities, prepayments, and payoffs of the purchased loans, our organic loan growth for 2004 was approximately $53.7 million as a result the marketing efforts of our loan officers.

Table of Contrents

We anticipate that during 2005 our provision expense for loan losses will increase due to continued loan growth. We believe that our organic loan growth in 2005 will outpace the 2004 level of $56.6 million as a result of our branching and marketing activities.

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

Due to the weak economic climate of 2002 and an increase in our nonperforming assets, management felt it prudent to strengthen our credit underwriting processes, as well as adopt a year-round loan review program. As a result, early in 2003 we hired an experienced senior credit administration officer and an experienced senior loan review officer to oversee these efforts. During 2003, we established a credit administration and loan review process which has strengthened the monitoring, controlling, and measuring of our credit risk. During 2004, we further improved our underwriting by standardizing credit analyses and developing a comprehensive credit policy.

The primary objective of the loan review function is to effectively and efficiently monitor the quality of First Security’s loan portfolio, determine compliance with applicable laws and regulations, assess loan policies and procedures, validate the internal loan risk management system and provide enhancements to strengthen our credit culture. The loan review department reports its findings directly to the audit committee of First Security’s board of directors. In 2004 our loan review department evaluated $177.8 million of our loans or approximately 35% of our loan portfolio’s 2004 average size.

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

During 2004 we made further improvements in our methodology and analysis of the loan loss reserve. In addition to analyzing significant classified loans for possible deficiencies in sources of repayment, we also analyzed the loss history in specific pools of loans such as industrial classifications. We then forecasted loss potential on similar pools of loans.

Our primary grouping of loans that are specifically analyzed for loss potential and specific reserves are as follows:

1.
Significant Classified Loans: Significant classified loans generally those loans with a risk rating of substandard and a total exposure exceeding $500,000, as well as all loans with a risk rating of doubtful. For this loan group, management estimates the specific potential losses based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. If management believes or an outside third party’s valuation indicates that the value of the secondary sources of repayment is less than the balance of the total corporate exposure, then a specific reserve is established. The definition of both substandard and doubtful risk ratings are outlined in item 2 below.

Table of Contrents

2.
Other Classified and Criticized Loans: We reserve for loan pools that are criticized and classified, but are not considered “significant”, as described in item 1 above, using flat percentages depending on the pool’s risk rating and the geographic risk assessment. For this group, we analyze the geographic loan pools as follows:

i.
Loans with Risk Ratings of Special Mention: We reserve for special mention loans using a flat percentage between 3.5% and 5% of the loan balance. The flat percentage is 5% for those loans or local economies that we consider to have moderate to high risk characteristics; and, the flat percentage is 3.5% for those loans or local economies considered to have the same risk factors measured as low to moderate. The special mention risk rating is considered a criticized loan and is not considered as severe as a classified loan risk rating. Special mention loans are loans that must be followed closely because of identified potential weaknesses, which if not checked and corrected, could result in an unacceptable increase in credit risk at some future date. As of December 31, 2004, we had $11.4 million of special mention loans compared to $13.3 million as of December 31, 2003. These loans may be characterized by:

Loans to Businesses:

•   Downward trend in sales, profit levels and margins
•   Impaired working capital position compared to industry
•   Cash flow strained in order to meet debt repayment schedule
•   Technical defaults due to noncompliance with financial covenants
•   Recurring trade payable slowness
•   High leverage compared to industry average with shrinking equity cushion
•   Questionable abilities of management
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

ii.
Loans with Risk Ratings of Substandard: We reserve for substandard loans that are generally less than $500,000 using a flat percentage between 11% and 15% of the loan balance. We used a flat percentage of 15% for those loans or economies that we considered to have a moderate to high risk characteristics; and, the flat percentage was 11% for those loans or economies considered to have the same risk factors measured as low to moderate. We generally consider substandard loans to possess three times the risk of special mention loans. Substandard loans are loans that reflect significant deficiencies with specifically identified and well defined weaknesses due to severely adverse trends of a financial, economic, or managerial nature. As of December 31, 2004, First Security had $26.5 million of substandard loans compared to $12.6 million as of December 31, 2003. The significant increase in substandard loans was a result of the acquisition of the Kenesaw Leasing and J&S Leasing portfolios. Substandard leases represented $13.2 million of the $26.5 million in substandard loans at December 31, 2004. We have assigned specific reserves of $725 thousand for those substandard leases. For substandard loans, a protracted work-out is likely due to the following factors, in addition to those listed for special mention loans:

Table of Contrents

Loans to Businesses:

•   Sustained losses which have severely eroded equity and cash flows
•   Concentration in liquid assets
•   Serious management problems or internal fraud
•   Chronic trade payable slowness; may be placed on COD or collection by trade creditor
•   Inability to access other funding sources
•   Financial statements with adverse opinion or disclaimer; may be received late
•   Insufficient documented cash flows to meet contractual debt service requirements

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

iii.
Loans with Risk Ratings of Doubtful: We analyze doubtful loans individually to determine our best estimate of loss based upon the most recent assessment of all available sources of repayment. The amount of the estimated loss is then specifically reserved in a separate component of the allowance of loan loss reserve. Doubtful loans are loans where the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Doubtful loans must be placed on non-accrual, and the principal balance charged down to estimated collectable value, or a full or partial reserve must be allocated. As of December 31, 2004, First Security had $1.4 million of doubtful loans compared to $1.9 million as of December 31, 2003, and $3 thousand as of December 31, 2002. In addition to the characteristics listed for substandard loans, the following characteristics apply:

Loans to Businesses:

•   Normal operations are severely diminished or have ceased
•   Seriously impaired cash flow
•   Numerous exceptions to loan agreement
•   Outside accountant questions entity’s survivability as a “going concern”
•   Financial statements may be received late if at all
•   Material judgments filed
•   The collection of principal and interest is impaired
•   Collateral/Guarantor may offer inadequate protection; possibility of partial loss exists

Loans to Businesses or Individuals:

•   Original repayment terms materially altered
•   Secondary source of repayment is inadequate
•   Asset liquidation may be in process with all efforts directed at debt retirement
•   Documentation deficiencies not correctable

Table of Contrents

iv.
Loans with Risk Ratings of Loss: We reserve loss loans at 100% of the loan balance pursuant to our loan policy. Loss loans are loans of such limited value that they do not merit continuance as an acceptable asset, and therefore must be charged off in full in the fiscal quarter this grade is assigned. As of December 31, 2004, December 31, 2003 and December 31, 2002, First Security did not have any loans risk rated as loss.

3.
Unclassified and Uncriticized Loans, excluding Leases: In our analysis of these loan pools, we establish our reserves using our historical net charge-off base rate adjusted for eight risk factors. We calculate the net charge-off base rate as FSGBank’s net charge-off average rate for the prior four years. In other words, for our December 31, 2004 analysis we used the Bank’s 2001 through 2004 average net charge-off rate of 0.43% for the bank’s pool of unclassified and uncriticized loans. Next, we adjusted the net charge-off base rate to reflect the effect of any current conditions for possible loss. To calculate the adjustments, we considered the following eight risk factors, which are also referenced in the Comptroller’s Handbook for National Bank Examiners.

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

We assigned a rating of low, medium or high for each of the eight risk factors. A “low” rating decreased the net charge-off base by 10%; a “medium” rating increased the net charge-off base by 10%; and, a “high” rating increased the net charge-off base by 20%. As of December 31, 2004, the adjusted reserve rate for First Security’s unclassified and uncriticized loans was 0.56%.

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

4.	Unclassified and Uncriticized Leases

For those leases not assigned a classified risk rating we chose to use the historical loss percentage of each leasing company as the factor upon which to establish a reserve for this pool of leases. For the Kenesaw Leasing pool of leases we used a 2.90% factor which equates to their four year average of net lease losses and for the J&S Leasing pool of leases we used their four year annual high of 2.39%.

While it is our practice to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. For further information on First Security’s allowance for loan losses, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Asset Quality.”

Table of Contrents

Noninterest Income

Total noninterest income for 2004 was $6.4 million, compared to $5.3 million in 2003 and $3.8 million in 2002. The following table presents the components of noninterest income for 2004, 2003, and 2002. We believe that our deposit related noninterest income will continue to improve in 2005, but mortgage loan fee income will likely decrease due to declining mortgage originations resulting from increases in the 15- and 30-year mortgage interest rates.

NONINTEREST INCOME
	For the Years ended December 31,
		Percent		Percent
	2004	Change	2003	Change	2002
	(Dollar amounts in thousands)
NSF Fees	$2,903	75.7%	$1,652	27.0%	$1,301
Service charges on deposit accounts	970	32.9%	730	31.1%	557
Mortgage loan and related fees	1,344	-37.7%	2,157	63.9%	1,316
Net gain on sales of available for sale securities	84	250.0%	24	-72.1%	86
Other income	1,050	39.1%	755	35.1%	559
Total noninterest income	$6,351	19.4%	$5,318	39.3%	$3,819

One of the largest sources of noninterest income for First Security is service charges and fees on deposit accounts held by FSGBank. Total service charges, including non-sufficient funds fees, were $3.9 million, or 61% of total noninterest income for 2004, compared with $2.4 million or 45% for 2003 and $1.9 million, or 49% for 2002. During 2004, we implemented a “bounce protection” program for our customers. Bounce protection is an overdraft product that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee. This program and our growing deposit base caused our NSF fee income to increase. The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of deposit accounts at FSGBank. During 2003 we had a net gain of 8,370 transaction and savings accounts, while we had a net gain of 1,851 accounts during 2004. At year-end 2004 we had 31,538 transaction and savings accounts, and anticipate the number of accounts will continue to increase in 2005.

Mortgage loan and related fees for 2004 were $1.3 million, compared to the 2003 level of $2.2 million, compared to the 2002 level of $1.3 million. Low interest rates and the expansion of our mortgage operations led to the increase in our mortgage related income in 2003. Since then the 15- and 30-year mortgage interest rates increased and our mortgage loan fee income declined. Substantially all of the mortgage loan and related fees recorded during 2004 were received as the result of originating approximately $80.7 million of residential mortgages that were subsequently sold into the secondary market; in 2003, we originated and sold approximately $110.6 million of residential mortgages; and in 2002 we originated $82.7 million of residential mortgages. We sold these loans with the right to service the loans (the servicing asset) being released to the purchaser for a fee.

Other income for 2004 was $1.1 million, compared to the 2003 level of $755 thousand, compared to the 2002 level of $559 thousand. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, and safe deposit box fee income. The most significant increase relates to point-of-sale fees on debit cards which totaled approximately $391 thousand, $223 thousand, and $160 thousand in 2004, 2003, and 2002, respectively.

Table of Contrents

Noninterest Expense

Total noninterest expense for 2004 was $27.1 million, compared to $22.3 million in 2003 and $14.9 million in 2002. Noninterest expense for 2004 included an increase of approximately $2.8 million in salaries and benefits as a result of growth within our core banking markets and the acquisition of Kenesaw Leasing and J&S Leasing. Noninterest expense for 2003 included $248 thousand of charges related to the acquisition of Premier National Bank of Dalton, primarily for legal and professional fees. Noninterest expense for 2002 included $438 thousand of charges related to the acquisition of First State Bank, primarily for employee salaries and professional fees. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense for 2005 as a result of our branching activities. The following table represents the components of noninterest expense for the years ended December 31, 2004, 2003 and 2002.

NONINTEREST EXPENSE
	For the Years ended December 31,
		Percent		Percent
	2004	Change	2003	Change	2002
	(Dollar amounts in thousands)
Salaries & Benefits	$14,776	23.0%	$12,014	44.8%	$8,299
Occupancy	2,033	33.5%	1,523	41.0%	1,080
Furniture and Equipment	2,229	34.6%	1,656	51.0%	1,097
Professional Fees	1,129	18.3%	954	0.9%	946
Data Processing	1,167	-1.4%	1,184	56.0%	759
Printing & Supplies	597	3.7%	576	52.8%	377
Communications	531	14.4%	464	42.8%	325
Advertising	498	15.6%	431	39.9%	308
Intangible Asset Amortization	797	44.9%	550	439.2%	102
Other Expense	3,360	14.8%	2,926	80.4%	1,622
Total Noninterest Expense	$27,117	21.7%	$22,278	49.4%	$14,915

Total salaries and benefits for 2004 increased by 23% over the 2003 level. The increase in salaries and benefits is related to our branch openings and staff additions to accommodate our growth, as well as the acquisition of the leasing companies, which added approximately $348 thousand in salaries and benefits in 2004. As of December 31, 2004, we had 30 full service banking offices, one loan production office and three leasing offices with 308 full time equivalent employees; as of December 31, 2003, we had 24 full service banking offices with 258 full time equivalent employees; and, as of December 31, 2002, we had 16 full service banking offices and three loan production offices with 187 full time equivalent employees. In 2005 we plan to build five new branches in markets not currently served by us. Additionally, we anticipate renovating our new corporate headquarters building located at 531 Broad Street, Chattanooga, Tennessee. We will most likely occupy the new headquarters in the later part of 2005.

Total occupancy expense for 2004 increased by 33.5% compared with 2003, which was 41.0% more than 2002. The increase in 2004 was due to our opening six de novo branches and assuming three facility leases through our acquisition of Kenesaw Leasing and J&S Leasing. Increases in 2003 were the result of acquiring Premier National Bank of Dalton (with its two banking offices), along with the four National Bank of Commerce locations and opening five de novo branches. The increase in 2002 was due to our acquisition of First State Bank, as well as opening two de novo branches and two loan production offices. In 2004 First Security leased 10 facilities and it leased the land for four branches (see “Item 2—Properties”). As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely and due to favorable market conditions and lease terms, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Table of Contrents

Similar to occupancy expense, furniture and equipment expense and communication expense increased in 2004 due to adding six new branch facilities and the acquisition of Kenesaw Leasing and J&S Leasing. The increase in 2003 was due to the acquisition of Premier National Bank of Dalton, the three full service bank branches from National Bank of Commerce, and our de novo branching additions.

Professional fees increased to $1.1 million or 18% from 2003 to 2004. Professional fees include fees related to outsourcing internal audit, internal control testing, loan review, compliance and information technology audit to Professional Bank Services, as well as human resource/compensation consulting, external audit and tax services, and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties. Most of the increase for 2004 is related to meeting the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In 2003, we had acquisition/conversion fees related to the Premier National Bank of Dalton and the National Bank of Commerce branch acquisitions.

Data processing expense decreased $17 thousand, or 1.4% as a result of our conversion of the four banking regions into one data processing system. Data processing expense increased $425 thousand from 2002 to 2003 as a result of our growth in loans and deposits, as well as our acquisition of Premier National Bank of Dalton and the National Bank of Commerce branches. Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Maryville, Tennessee. The monthly fees associated with data processing are based primarily on transaction volume. Therefore, as First Security grows, we believe that data processing costs will increase correspondingly.

Printing, supplies and advertising increased in 2004 due to our branching efforts. In 2003, the increase was attributable to the acquisition of Premier National Bank of Dalton, the acquisition of the National Bank of Commerce branches and the change of our bank name to FSGBank.

In 2004 intangible asset amortization expense increased by 45% over 2003. Excluding new bank or branch acquisitions and the related intangible assets created, we expect intangible asset amortization expense to decline in 2005 due to our core deposit intangible assets amortizing on an accelerated basis. In 2004 we had a new amortizing intangible asset associated with the purchase of license fee agreements related to operating Primer Banco Seguro branches within our market. These license agreements are amortized on a straight-line basis over a period of 10 years. The gross carrying amount of these license fees is $500 thousand at December 31, 2004. In 2003 we completed two acquisitions which created new intangible assets: (1) the core deposit intangible and goodwill created by the March 31, 2003 acquisition of Premier National Bank of Dalton were $1.3 million and $3.5 million, respectively, and (2) the core deposit intangible and goodwill created by the December 4, 2003 acquisition of the National Bank of Commerce branches were $1.5 million and $760 thousand, respectively. In 2002 a new core deposit intangible asset and goodwill of $1 million and $1.9 million, respectively, were created by the July 20, 2002 acquisition of First State Bank. In each case the estimated useful life of core deposit intangible is 10 years. As a result of the adoption of SFAS 142, goodwill amortization expense has not been incurred since 2001; however, the goodwill will be written down should the carrying value become impaired. In 2004 and 2003 we determined that the carrying value of our goodwill was not impaired and thus no goodwill write-downs were incurred. The following table represents our anticipated intangible asset amortization over the next five years, excluding new additions.

	2005	2006	2007	2008	2009
	(amounts in thousands)
Core Deposit Intangible Amortization Expense	$596	$453	$350	$273	$216
License Fee Agreement Amortization Expense	50	50	50	50	50
Total Amortization Expense	$646	$503	$400	$323	$266

Income Taxes

First Security booked income tax expense of $1.4 million in 2004, compared with $1.1 million in 2003, and $1.5 million in 2002. First Security’s effective tax rates for 2004, 2003, and 2002 were 28%, 31%, and 37%, respectively. Barring legislative tax changes, we anticipate our effective tax rate to remain stable in 2005. As of December 31, 2004, First Security’s net deferred tax liability was $1 million and as of December 31, 2003, First Security’s net deferred tax liability was $29 thousand.

Table of Contrents

Extraordinary Gain on Business Combination

Effective October 1, 2004, the Company acquired 100% of the outstanding common shares of Kenesaw Leasing and J&S Leasing. These companies are located in our immediate market area of Knoxville, Tennessee and were acquired to diversify our loan portfolio and enhance our revenue. As a result of the acquisition, the Company recognized an extraordinary gain, net of income tax, of $785 thousand. See “Note 2—Business Combinations” in the accompanying notes to the consolidated financial statements for discussion of the recognition of the gain in accordance with the provisions of SFAS No. 141.

Statement of Financial Condition

First Security ended 2004 with consolidated assets of $766.7 million, a 19% increase over the year end 2003 level of $644.8 million. Our asset growth is directly related to deposit growth and the funds available to First Security for investment. In 2004 our consolidated assets increased due to (1) the branching and deposit gathering activities of FSGBank and (2) the acquisition of Kenesaw Leasing and J&S Leasing, which we funded by issuing brokered CDs. In 2003 our consolidated assets increased due to (1) the branching and deposit gathering activities of FSGBank, (2) the acquisition of Premier National Bank of Dalton - which had an estimated fair value of approximately $87 million in assets on the acquisition date, and (3) the acquisition of the National Bank of Commerce branches - which had approximately $47.5 million in assets on the acquisition date. In 2004 we opened six de novo bank branches and assumed three leasing offices through our acquisition of Kenesaw Leasing and J&S Leasing. In 2003 we opened five de novo bank branches and acquired five bank branches through our two acquisitions. In 2005 we expect our assets to continue growing because we plan to (1) further leverage our existing bank branches, (2) build five new de novo branches in markets not currently served by us, and (3) actively pursue additional acquisitions of existing banks and bank branches.

First Security continues to seek means to enhance our core deposit market share through acquisitions and further branching to the extent our capital will enable us to do so.

Loans

Our loan demand continues to be fairly strong. Total loans increased 24% from year-end 2003 to year-end 2004, and 37% from year-end 2002 to year-end 2003. The increase in loans in 2004 is attributable to (1) our acquisition of Kenesaw Leasing and J&S Leasing and (2) our branching efforts along with the lending efforts of our senior management lending team. The increase in loans in 2003 is attributable to (1) our acquisition of Premier National Bank of Dalton, (2) our acquisition of the National Bank of Commerce branches, (3) our experienced senior management lending team, (4) our branching efforts and (5) the low interest rate environment (in 2001, the prime-lending rate decreased from 9.5% to 4.75%, decreased to 4.25% in 2002, and decreased to 4.00% in 2003). We believe that general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity. The following table presents a summary of the loan portfolio by category for the last three years.

Table of Contrents

LOANS OUTSTANDING

	As of December 31,
	2004	% Change	2003	% Change	2002	% Change
	(Dollars amounts in thousands)
Commercial - leases, net of unearned	$60,228	100.0%	$-	-	$-	-
Commercial - loans	116,490	1.0%	115,347	6.1%	108,761	11.4%
Real estate - construction	77,804	82.9%	42,539	48.2%	28,701	51.7%
Real estate - mortgage	264,606	9.4%	241,985	66.7%	145,203	26.5%
Installment loans to individuals	70,891	-7.0%	76,203	17.6%	64,771	8.7%
Other	2,338	20.6%	1,939	69.2%	1,146	684.9%
Total loans	$592,357	23.9%	$478,013	37.1%	$348,582	19.8%

Substantially all of First Security’s loans are to customers located in Georgia and Tennessee, in the immediate markets of FSGBank. Other than a carpet industry concentration in Dalton, Georgia (as of December 31, 2004, loans related to the carpet industry were approximately $8.6 million), we believe that First Security is not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

LOANS BY COLLATERAL TYPE
	As of December 31,
		% of		% of		% of
	2004	Loans	2003	Loans	2002	Loans
	(Dollar amounts in thousands)
Secured by Real Estate:
Construction and Land Development	$77,804	13.1%	$42,539	8.9%	$28,701	8.2%
Farmland	14,797	2.5%	2,659	0.6%	2,123	0.6%
Home Equity Lines of Credit	67,761	11.4%	50,082	10.4%	31,813	9.1%
Residential First Liens	68,588	11.6%	72,045	15.0%	53,528	15.4%
Residential Jr. Liens	3,418	0.6%	4,140	0.9%	2,582	0.7%
Multi-family Residential	9,960	1.7%	11,431	2.4%	7,550	2.2%
Non-farm and Non-Residential	100,082	16.9%	101,628	21.3%	47,607	13.7%
Total Real-Estate	342,410	57.8%	284,524	59.5%	173,904	49.9%

Other Loans:
Commercial - leases, net of unearned	60,228	10.2%	-	-	-	-
Commercial and Industrial	116,490	19.7%	115,347	24.2%	108,228	31.0%
Agricultural Production	1,942	0.3%	1,728	0.4%	533	0.2%
Credit Cards and Other Revolving Credit	1,718	0.3%	1,071	0.2%	717	0.2%
Consumer Installment Loans	69,173	11.7%	75,132	15.7%	64,054	18.4%
Other	396	0.0%	211	0.0%	1,146	0.3%
Total Other Loans	249,947	42.2%	193,489	40.5%	174,678	50.1%
Total Loans	$592,357	100.0%	$478,013	100.0%	$348,582	100.0%

Table of Contrents

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2004. First Security’s loan policy does not permit automatic roll-over of matured loans.

LOANS BY MATURITY
	As of December 31, 2004
		Over three	One year
	Less than	months to	to	Over five
	three months	twelve months	five years	years	Total
	(Dollar amounts in thousands)
Closed end 1-4 Family residential	$17,738	$7,333	$42,172	$1,345	$68,588
All other loans	256,601	52,484	182.938	31,746	523,769
Total	$274,339	$59,817	$225,110	$33,091	$592,357

Asset Quality

We consider our subsidiary’s asset quality to be of primary importance. At year-end 2004, our loan portfolio was 77% of total assets. At the beginning of 2003, we hired an experienced senior credit administration officer and an experienced senior loan review officer to oversee these respective areas at First Security. We took this action because of the size of our loan portfolio and its historical and future projected growth, as well as the economy not showing signs of recovery and increases in our past due, classified and nonaccrual loans. As a result of these hires, we have gained a better understanding of our asset quality and established better warning and early detection systems regarding our loans. While FSGBank’s trend in nonaccrual loans is higher than prior year, its trend in loans 90 days past due is down. Furthermore, we remain below our peer group on aggregated nonaccrual and 90-day past due loans as a percentage of gross loans. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”)

The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. We analyze the loan portfolio regularly to identify potential problems. We undertake this analysis in conjunction with the establishment of our allowance for loan losses to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced. Furthermore, our credit administration personnel conduct regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed. In addition to these analyses of existing loans, management considers FSGBank’s historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect probable loan losses. First Security’s methodology for determining the adequacy of the allowance for loan losses is explained in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses.”

The following table presents a summary of changes in the allowance for loan losses for the past three years. In 2004 loan charge-offs increased over the level in 2003. Our 2004 and 2003 net charge-offs as a percentage of average loans were 0.61% and 0.63%, respectively, or 44 and 40 basis points more than FSGBank’s peer group average of 0.17% and 0.23%, respectively. In 2004 gross loan charge-offs were $3.8 million of which approximately $2.4 million resulted from bankruptcies. The majority of these bankruptcy related charge-offs were unsecured loans. In 2004 we enhanced our loan policy to strengthen our credit culture. As such, unsecured loan requests now require the borrower to meet more stringent financial requirements. Loans representing approximately one-fourth of these charge-offs had been originated and underwritten by loan officers who are no longer employed by First Security. In 2004 we made aggressive decisions regarding the status of each potential problem loan reviewed to determine whether the loan met all the requirements to remain a bankable asset. We believe that charge-offs, as a percent of average loans, will decrease in 2005 (barring continued increases in bankruptcies) as a result of our efforts to improve our loan underwriting, approval process, servicing, problem identification, and problem resolution.

Table of Contrents

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
	For the years ended December 31,
	2004	2003	2002
	(Dollar amounts in thousands)
Allowance for loan losses -
Beginning of period	$5,827	$5,362	$3,825
Provision for loan losses	3,399	2,122	1,948
Additions due to business combinations	2,011	1,011	377
Sub-total	11,237	8,495	6,150
Charged off loans:
Commercial - leases	-	-	-
Commercial - loans	1,698	2,188	414
Real estate - construction	45	-	-
Real estate - residential mortgage	328	11	22
Consumer and other	1,356	1,001	432
Total charged off	3,427	3,200	868
Recoveries of charged-off loans:
Commercial - leases	26	-	-
Commercial - loans	385	387	54
Real estate - construction	-	-	-
Real estate - residential mortgage	-	-	-
Consumer	91	145	26
Total recoveries	502	532	80
Net charged-off loans	2,925	2,668	788
Allowance for loan losses - end of period	$8,312	$5,827	$5,362

Total loans - end of period	$592,357	$478,013	$348,582
Average loans	$514,479	$422,332	$311,774

As a percentage of average loans:
Net loans charged-off	0.57%	0.63%	0.25%
Provision for loan losses	0.66%	0.50%	0.62%
Allowance for loan losses as a percentage of:
Year end loans	1.40%	1.22%	1.54%
Non-performing assets	182.56%	200.03%	709.26%

We believe that the allowance for loan losses at December 31, 2004 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Loan Losses.”

Table of Contrents

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2004		2003		2002
		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollar amounts in thousands)
Commercial - leases	$1,202	10.2%	$-	0.0%	$-	0.0%
Commercial - loans	2,244	20.0%	2,379	24.6%	2,446	31.2%
Real estate - construction	700	13.1%	262	8.9%	271	8.2%
Real estate - mortgage	3,432	44.7%	2,187	50.6%	1,650	41.7%
Consumer	728	12.0%	712	15.9%	672	18.6%
Unallocated and charter condition	6	0.0%	287	0.0%	323	0.3%
Total	$8,312	100.0%	$5,827	100.0%	$5,362	100.0%

Nonperforming Assets

Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $985 thousand, $183 thousand and $667 thousand as of December 31, 2004, 2003 and 2002, respectively. We earned interest of $65 thousand, $11 thousand and $27 thousand on these loans during 2004, 2003 and 2002, respectively. If these loans had been performing, we would have earned an additional $16 thousand, $10 thousand and $12 thousand in 2004, 2003 and 2002, respectively. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention has been excluded from amounts disclosed as nonperforming loans. Nonperforming assets represent potential losses to First Security; however, in compliance with FAS 114, we have measured the impairment of these loans and adjusted them to either the present value of expected future cash flows, the fair value of the collateral, or the observable market price.

Loans 90 days or more past due totaled $1.2 million and consisted of $27 thousand in construction and land development loans, $111 thousand in farmland loans, $93 thousand in residential 1 - 4 family mortgage loans, $165 thousand in non-farm/nonresidential loans, $263 thousand in commercial and industrial loans, $118 thousand in consumer loans and $453 thousand in leases.

The $2,338 thousand in other real estate owned consisted of $520 thousand in vacant land and construction, $1,641 thousand in residential real estate and $177 thousand in non-farm/nonresidential property. All of these properties have been written down to their respective fair values.

There are no commitments to lend additional funds to customers with loans on non-accrual status at December 31, 2004. The table below summarizes First Security’s non-performing assets for the last three years.

Table of Contrents

NONPERFORMING ASSETS

	As of December 31,
	2004	2003	2002
	(Dollar amounts in thousands)
Nonaccrual loans	$985	$183	$667
Loans past due 90 days and still accruing	1,230	2,194	89
Total nonperforming loans	2,215	2,377	756
Other real estate owned	2,338	536	-
Total nonperforming assets	$4,553	$2,913	$756

Nonperforming loans as a percentage of total loans	0.37%	0.50%	0.22%
Nonperforming assets as a percentage of total assets	0.59%	0.45%	0.16%

While nonperforming assets have increased over prior years, our nonperforming asset ratios generally remain below our peer group, as follows. The ratio of nonaccruals loans and loans 90 days past due to gross loans was 0.37% and 0.53% for FSGBank and our peer group, respectively. The ratio of nonaccruals loans and loans 90 days past due to the allowance for loan losses was 26.65% and 44.00% for FSGBank and our peer group, respectively. The ratio of nonaccruals loans and loans 90 days past due to equity capital was 2.82% and 4.10% for FSGBank and our peer group, respectively. The ratio of nonaccruals loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 0.77% and 0.70% for FSGBank and our peer group, respectively.

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities: “held to maturity” or “available for sale.” Currently, none of First Security’s investments are classified as held to maturity. While First Security has no plans to liquidate a significant amount of any securities, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.

Securities totaled $110.0 million at December 31, 2004, compared to $86.5 million at December 31, 2003. The growth in the securities portfolio occurred as a result of our efforts to invest excess federal funds sold into investments and to maintain a certain level of liquid assets in correlation to our overall asset growth. At December 31, 2004, the securities portfolio had unrealized net gains of approximately $172 thousand. In addition, all investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at December 31, 2004 consisted of United States government agency bonds, federal agency bonds, mortgage backed securities, asset backed securities (SLMA), tax-exempt municipal securities and taxable municipal securities. The following table provides the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Table of Contrents

MATURITY OF INVESTMENT SECURITIES - AMORTIZED COST
	Less than	One year to	Five years to	More than
Investment Security Type	one year	five years	ten years	ten years
	(Dollar amounts in thousands)
Municipal - tax exempt	$1,026	$2,585	$11,640	$11,597
Municipal - taxable	252	-	-	-
Agency bonds	9,897	20,639	-	-
Agency issued remics	5,829	24,433	-	-
Agency issued pools	136	19,726	-	1,111
Asset backed & CMO	-	980	-	-
Total	$17,140	$68,363	$11,640	$12,708

Tax equivalent yield	2.96%	3.97%	5.30%	5.73%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. The bond is a $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of December 31, 2004, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of year-end 2004, the book value and market value of the securities from each such issuer are as follows:

(Dollar amounts in thousands)	Book Value	Market Value
Fannie Mae	$25,094	$25,155
Federal Home Loan Mortgage Corporation	$24,898	$24,911
Federal Home Loan Bank (FHLB)	$10,849	$10,918

See “Note 3 - Securities” in the Consolidated Financial Statements for the book values of the investments for the dates presented in the consolidated balance sheets.

At December 31, 2004, First Security had no federal funds sold, a decrease of $7 million from our December 31, 2003 balance. The decrease resulted from strong loan demand and our efforts to invest a portion of these federal funds into liquid investment securities and loans to improve our average yield on earning assets.

As of December 31, 2004, First Security held $95 thousand in certificates of deposit at other FDIC insured financial institutions. First State Bank purchased these earning assets prior to its acquisition by First Security. We do not intend to renew the certificates upon maturity, but rather we will invest the funds in liquid investment securities.

Deposits and Other Borrowings

Deposits increased by 18.5% from year-end 2003 to year-end 2004 due to (1) our management team drawing customers away from other financial institutions, (2) our branching efforts which are discussed in “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Statement of Financial Condition” and (3) our issuance of brokered CDs to fund our acquisition of Kenesaw Leasing and J&S Leasing. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2005 we plan to build five new de novo branches. As a result of these future branches, we anticipate that our deposits will continue to increase in 2005. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more.

Table of Contrents

	Less than	Three months	Six months	Greater than
(Dollar amounts in thousands)	3 months	to six months	to twelve months	twelve months

Certificates of deposit of $100 thousand or more	$26,792	$31,671	$42,367	$70,193

The following table details the maturities and rates of the term debt borrowed from the Federal Home Loan Bank of Cincinnati (see “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity”) which was outstanding as of December 31, 2004.

Date	Type	Principal	Term	Rate	Maturity
1/8/2002	Fixed Rate Advance	500,000	36 months	4.48%	1/7/05
1/8/2002	Fixed Rate Advance	500,000	48 months	5.04%	1/6/06
1/10/2002	Fixed Rate Advance	500,000	36 months	4.45%	1/10/05
1/10/2002	Fixed Rate Advance	500,000	48 months	5.00%	1/10/06
1/15/2002	Fixed Rate Advance	500,000	36 months	4.22%	1/14/05
1/15/2002	Fixed Rate Advance	500,000	48 months	4.77%	1/13/06
1/17/2002	Fixed Rate Advance	500,000	36 months	4.37%	1/14/05
1/17/2002	Fixed Rate Advance	500,000	48 months	4.90%	1/17/06
		$4,000,000

Aggregate composite rate	4.65%
36 month composite rate	4.38%
48 month composite rate	4.93%

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of First Security’s earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2004, the cumulative one-year gap for First Security (as consolidated) was a positive (or asset sensitive) $69.9 million, or 9.9% of total earning assets. This means assets reprice slightly faster than liabilities under rate changes.

Intense competition in First Security’s markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward. The following table reflects First Security’s rate sensitive assets and liabilities by maturity as of December 31, 2004. Variable rate loans are shown in the category of due “one to three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. Actually, payments are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been First Security’s experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 25% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Table of Contrents

INTEREST RATE GAP SENSITIVITY
	As of December 31, 2004
					Over Five
					Years and
		One through	Four through	One through	Non-rate
	Immediate	Three Months	Twelve Months	Five Years	Sensitive	Total
	(Dollar amounts in thousands)
Interest Earning Assets:
Interest bearing deposits	$510	$-	$-	$95	$-	$605
Federal Funds Sold	-	-	-	-	-	-
Securities	-	9,806	7,863	50,398	41,956	110,023
Mortgage loans held for sale	-	6,073	-	-	-	6,073
Loans	-	260,902	59,387	201,838	64,157	586,284
Total interest earning assets	510	276,781	67,250	252,331	106,113	702,985

Interest Bearing Liabilities:
Demand deposits	-	2,995	2,995	48,464	-	54,454
MMDA deposits	-	14,331	14,331	85,989	-	114,651
Savings deposits	-	3,269	3,269	26,153	-	32,691
Time deposits	-	63,989	144,236	121,180	-	329,405
Fed Funds Purchased/Repos	23,255	-	-	-	-	23,255
Other borrowings	-	2,000	-	2,000	150	4,150
Total interest bearing liabilities	23,255	86,584	164,831	283,786	150	558,606
Non-interest bearing sources of funds	-	-	-	-	144,379	144,379
Interest sensitivity gap	$(22,745)	$190,197	$(97,581)	$(31,455)	$(38,416)	$-
Cumulative sensitivity gap	$(22,745)	$167,452	$69,871	$38,416	$-	$-

Liquidity

The liquidity of First Security (unconsolidated) refers to its ability to adjust its future cash flows to meet the needs of its daily operations. First Security relies primarily on management service fees from FSGBank to fund the liquidity needs of its daily operations. Additionally, we retained a portion of the proceeds of our 2002 private placement stock offering as working capital and a portion of the proceeds for future investment into our subsidiary. This cash, which totaled approximately $6.2 million as of December 31, 2004, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into our subsidiary or use them in an acquisition in order to support continued growth.

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

Table of Contrents

At December 31, 2004, the liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) of First Security (consolidated) was 16.4% (excluding anticipated loan repayments). Three, six, nine, and twelve months earlier on September 30th, June 30th, March 31st and December 31st, our liquidity ratios were 16.1%, 17.0%, 18.0% and 24.3%, respectively. FSGBank is a member of the Federal Home Loan Bank of Cincinnati and has attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as the commercial real estate loan portfolio. In January 2002, management determined, because interest rates were relatively low, to convert FHLB overnight funding, as well as a portion of federal funds purchased, into FHLB term borrowings. As of December 31, 2004, the outstanding term debt remaining was $4 million. Subsequent to year end, $2 million of this debt matured and was not renewed. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits and Other Borrowings.” FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of December 31, 2004, our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $33.9 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $82.5 million at December 31, 2004 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $9.8 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business. During 2004 First Security entered the brokered deposits market as a source of funding, generating approximately $65 million in new monies in order to fund additional interest earning assets, specifically the acquisition of Kenesaw Leasing and J&S Leasing. As of December 31, 2004, we had $65 million in brokered CDs outstanding with a weighted average remaining life of approximately 18 months, a weighted average coupon rate of 2.95% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.14%. Subsequent to year-end, we issued approximately $10 million in brokered CDs to fund loan growth. Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable. Management believes that FSGBank’s liquidity sources are adequate to meet its operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. Unfunded loan commitments totaled $184.7 million at year-end (see “Note 17 - Off-Balance-Sheet Activity” in the Consolidated Financial Statements). The following table illustrates our significant contractual obligations at December 31, 2004 by future payment period.

CONTRACTUAL OBLIGATIONS
		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(Dollar amounts in thousands)
Certificates of deposit	(1)	$329,405	$208,225	$105,629	$15,551	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	23,255	23,255	-	-	-
FHLB borrowings	(3)	4,000	2,000	2,000	-	-
Operating lease obligations	(4)	5,928	1,001	1,286	1,071	2,570
Purchase obligations - investment securities	(5)	235	235	-	-	-
Note payable	(6)	150	10	23	27	90
Total		$362,973	$234,726	$108,938	$16,649	$2,660

1
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposit, see “Note 7—Deposits” in the Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Deposits and Other Borrowings.”

Table of Contrents

2
We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash. For more information regarding securities repurchase agreements, see “Note 8—Securities Sold Under Agreements to Repurchase” in the Consolidated Financial Statements.”

3
For more information regarding FHLB borrowings, see “Note 9—Other Borrowings” in the Consolidated. Financial Statements and “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Financial Statements and " Item 2.-Properties"

4
Operating lease obligations include existing and future property and equipment non-cancelable lease commitments. For more information regarding operating lease obligations, see “Note 11—Leases” in the Consolidated Financial Statements and " Item 2.-Properties"

5
In December 2004 we purchased one municipal investment security with a settlement date in January 2005. For more information regarding investment securities, see “Note 3—Securities” in the Consolidated Financial Statements and “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operation - Investment Securities and Other Earning Assets.”

6	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee. For more information regarding this location, see “Item 2—Properties.”

Net cash provided from or used by operations results primarily from net income or loss, adjusted for the following noncash accounting items: provision for loan losses, depreciation and amortization, deferred income taxes or benefits and gain on business combination. These items amounted to cash provided of $16.8 million in 2004, $4.6 million in 2003, and $4.1 million in 2002. During 2004, 2003 and 2002, cash provided by operations was available to increase earning assets.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. (See “Description of Business - SUPERVISION AND REGULATION”). The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. First Security and FSGBank both maintain capital levels exceeding the minimum capital levels required in addition to exceeding those capital requirements for well capitalized banks and holding companies under applicable regulatory guidelines.

The following table compares the required capital ratios maintained by First Security and FSGBank (including its predecessor institutions for prior years).

	Well	Adequately	First
December 31, 2004	Capitalized	Capitalized	Security	FSGBank

Tier I capital to risk adjusted assets	6.0%	4.0%	11.2%	10.0%
Total capital to risk adjusted assets	10.0%	8.0%	12.4%	11.2%
Leverage ratio	5.0%	4.0%	9.9%	8.8%

	Well	Adequately	First
December 31, 2003	Capitalized	Capitalized	Security	FSGBank

Tier I capital to risk adjusted assets	6.0%	4.0%	13.1%	11.5%
Total capital to risk adjusted assets	10.0%	8.0%	14.3%	12.6%
Leverage ratio	5.0%	4.0%	11.0%	9.6%

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

Table of Contrents

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”).  This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period which is usually the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R to determine its impact on our future financial statements.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) concluded its discussion of Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The EITF provided guidance for evaluating whether an investment is other-than-temporarily impaired. Initially, this guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The EITF has subsequently delayed the effective date of this pronouncement as it relates to other-than-temporary impairment valuation pending further discussion of the definition of “other-than-temporarily impaired.” The EITF consensus also requires certain quantitative and qualitative disclosures which were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The EITF consensus did not have a material effect on First Security’s consolidated financial statements.

In December 2003, the Financial Accounting Standards Board issued FIN 46-R, Consolidation of Variable Interest Entities, (“FIN 46-R”).  This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities.  For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004.  Our adoption of FIN 46-R did not have an impact on our financial condition or results of operations.

Table of Contrents

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

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

First Security’s interest rate risk management is the responsibility of the directors’ asset/liability committee. The committee has established policies and limits for management to monitor, measure and coordinate First Security’s sources, uses, and pricing of funds.

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with First Security’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of our earnings. We utilize the results of both a static and dynamic gap report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

The gap analysis projects net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

First Security measures this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, First Security had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $2.9 million or 10.1%, as a result of a 200 basis point decline in rates. The model also predicts a $2.9 million increase in net interest income, or 10.2%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by our guidelines. The following chart reflects First Security’s sensitivity to changes in interest rates as of December 31, 2004. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Table of Contrents

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY
(Dollar amounts in thousands)	Down 200 BP	Current	Up 200 BP
Net interest income	$26,076	$29,012	$31,960
$ change net interest income	(2,936)	-	2,948
% change net interest income	-10.12%	0.00%	10.16%

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

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

First Security uses the Sendero Vision Asset/Liability system which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry. Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration, and income simulations using a wide range of scenarios including interest rate shocks and rate ramps. The system also has the capability to model derivative instruments such as interest rate swap contracts.

Item 8.	Financial Statements and Supplementary Data

FIRST SECURITY GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Table of Contrents

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

Table of Contrents

DECOSIMO CERTIFIED PUBLIC ACCOUNTANTS	Joseph Decosimo and Company, PLLC Suite 1100 - Two Union Square Chattanooga, Tennessee 37402 www.decosimo.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Security Group, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
February 4, 2005

Table of Contrents

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
	(in thousands)
ASSETS

Cash and Due from Banks	$15,935	$25,662

Federal Funds Sold and Securities Purchased Under Agreements to Resell	-	6,972

Cash and Cash Equivalents	15,935	32,634

Interest-Bearing Deposits in Banks	605	4,512

Securities Available for Sale	110,023	86,499

Loans Held for Sale	6,073	3,011
Loans	586,284	475,002
Total Loans	592,357	478,013
Less: Allowance for Loan Losses	8,312	5,827
	584,045	472,186

Premises and Equipment, net	26,295	24,517

Goodwill	12,430	12,556

Core Deposit and License Fee Intangibles	2,844	3,148

Other Assets	14,514	8,713

TOTAL ASSETS	$766,691	$644,765

Table of Contrents

	2004	2003
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits -
Noninterest-Bearing Demand	$109,325	$100,192
Interest-Bearing Demand	54,454	51,505
	163,779	151,697

Savings and Money Market Accounts	147,342	128,662
Time Deposits -
Certificates of Deposit of $100 thousand or more	106,474	94,083
Certificates of Deposit of less than $100 thousand	157,886	163,422
Brokered Certificates of Deposit	65,045	2,440
	329,405	259,945

Total Deposits	640,526	540,304

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	23,255	12,069
Security Deposits - Leases	3,379	-
Other Borrowings	4,150	6,159
Other Liabilities	8,936	3,795

Total Liabilities	680,246	562,327

STOCKHOLDERS' EQUITY
Common Stock - $.01 par value - 20,000,000 shares authorized; 12,705,044 shares issued for 2004; 12,701,840 shares issued for 2003	88	88
Paid-In Surplus	77,981	77,958
Retained Earnings	8,262	3,995
Accumulated Other Comprehensive Income	114	430
Deferred Compensation on Restricted Stock	-	(33)
Total Stockholders' Equity	86,445	82,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$766,691	$644,765

The accompanying notes are an integral part of the financial statements.

Table of Contrents

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002

INTEREST INCOME
Loans, including fees	$34,327	$28,690	$23,144
Debt Securities - taxable	2,239	1,904	1,937
Debt Securities - nontaxable	873	522	70
Other	332	438	470
Total Interest Income	37,771	31,554	25,621

INTEREST EXPENSE
Interest-Bearing Demand Deposits	183	121	249
Savings Deposits and Money Market Accounts	1,144	1,305	1,583
Certificates of Deposit of $100 thousand or more	2,522	2,748	2,450
Certificates of Deposit of less than $100 thousand	3,988	4,136	3,665
Brokered Certificates of Deposit	263	114	-
Other	659	473	470
Total Interest Expense	8,759	8,897	8,417

NET INTEREST INCOME	29,012	22,657	17,204

Provision for Loan Losses	3,399	2,122	1,948

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,613	20,535	15,256

NONINTEREST INCOME
Service Charges on Deposit Accounts	3,873	2,382	1,858
Other	2,394	2,912	1,875
Gain on Sales of Available-for-Sale Securities, net	84	24	86
Total Noninterest Income	6,351	5,318	3,819

NONINTEREST EXPENSES
Salaries and Employee Benefits	14,776	12,014	8,299
Expense on Premises and Fixed Assets, net of rental income	4,262	4,701	2,177
Other	8,079	5,563	4,439
Total Noninterest Expenses	27,117	22,278	14,915

INCOME BEFORE INCOME TAX PROVISION	4,847	3,575	4,160

Income Tax Provision	1,365	1,119	1,558

INCOME BEFORE EXTRAORDINARY ITEM	3,482	2,456	2,602

Extraordinary Gain on Business Combination, net of income tax of $481	785	-	-

NET INCOME	$4,267	$2,456	$2,602

NET INCOME PER SHARE: Net income Per Share Before Extraordinary Item - Basic	$0.28	$0.20	$0.28
Extraordinary Item - Basic	0.06	-	-
Net Income Per Share - Basic	$0.34	$0.20	$0.28

Net income Per Share Before Extraordinary Item - Diluted	$0.27	$0.20	$0.27
Extraordinary Item - Diluted	0.06	-	-
Net Income Per Share - Diluted	$0.33	$0.20	$0.27

The accompanying notes are an integral part of the financial statements.

Table of Contrents

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

				Retained	Accumulated Other	Deferred Compensation	Total	Total
	Common Stock		Paid-In	Earnings	Comprehensive	on Restricted	Stockholders'	Comprehensive
	Shares	Amount	Surplus	(Deficit)	Income	Stock	Equity	Income

BALANCE - December 31, 2001	7,205	$50	$40,054	$(1,063)	$224	$-	$39,265

Issuance of Common Stock	3,709	26	25,669				25,695

Comprehensive Income-
Net Income				2,602			2,602	$2,602

Change in Net Unrealized Gain on Securities Available for Sale, net of tax					371		371	371

Total Comprehensive Income								$2,973

BALANCE - December 31, 2002	10,914	76	65,723	1,539	595	-	67,933

Issuance of Common Stock	1,788	12	12,235			(33)	12,214

Comprehensive Income -
Net Income				2,456			2,456	$2,456

Change in Net Unrealized Loss on Securities Available for Sale, net of tax					(165)		(165)	(165)

Total Comprehensive Income								$2,291

BALANCE - December 31, 2003	12,702	88	77,958	3,995	430	(33)	82,438

Issuance of Common Stock	3		23			33	56

Comprehensive Income -
Net Income				4,267			4,267	$4,267

Change in Net Unrealized Loss on Securities Available for Sale, net of tax					(316)		(316)	(316)

Total Comprehensive Income								$3,951

BALANCE - December 31, 2004	12,705	$88	$77,981	$8,262	$114	$-	$86,445

The accompanying notes are an integral part of the financial statements.

Table of Contrents

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,267	$2,456	$2,602
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities -
Provision for Loan Losses	3,399	2,122	1,948
Gain on Business Combination	(1,266)	-	-
Gain on Sale of Securities Available-for-Sale	(84)	(24)	(86)
Loss (Gain) on Sale of Premises and Equipment	13	(39)	(36)
Net Amortization	1,512	1,487	333
Amortization of Deferred Compensation	33	167	-
Depreciation	1,710	1,236	772
Deferred Income Taxes	617	571	167
Changes in Operating Assets and Liabilities -
Decrease (Increase) in -
Interest Receivable	(222)	5	(95)
Other Assets	2,591	(1,704)	(1,013)
Increase (Decrease) in -
Interest Payable	(283)	(148)	(465)
Income Tax Payable	44	(593)	(256)
Other Liabilities	4,518	(942)	240
Net Cash Provided by Operating Activities	16,849	4,594	4,111

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale Securities -
Sales	8,513	2,555	12,537
Maturities, Prepayments and Calls	42,555	26,613	18,734
Purchases	(75,695)	(53,460)	(34,921)
Net Decrease (Increase) in Interest-Bearing Deposits in Banks	3,907	(806)	(1,895)
Proceeds from Sale of Premises and Equipment	-	322	35
Loan Originations and Principal Collections, net	(64,200)	(61,720)	(36,721)
License Agreement	(500)	-	-
Purchase Accounting Adjustment to Goodwill	(56)	-	-
Additions to Premises and Equipment	(3,243)	(7,284)	(2,468)
Net Cash (Paid) Acquired in Transactions Accounted for Under the Purchase Method of Accounting	(12,527)	44,762	5,182
Net Cash Used in Investing Activities	(101,246)	(49,018)	(39,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	100,222	34,690	44,704
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	11,186	347	(9,806)
Proceeds from Issuance of Common Stock	23	-	25,695
Proceeds from Issuance of Common Stock Under Stock Option Plan	-	557	-
Payments Under Line of Credit	(41,724)	-	-
Net (Repayments to) Advances from Other Borrowings	(2,009)	(3,009)	1,387
Net Cash Provided by Financing Activities	67,698	32,585	61,980

The accompanying notes are an integral part of the financial statements.

Table of Contrents

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(16,699)	$(11,839)	$26,574

CASH AND CASH EQUIVALENTS - beginning of year	32,634	44,473	17,899

CASH AND CASH EQUIVALENTS - end of year	$15,935	$32,634	$44,473

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (Depreciation) Appreciation of Securities, net of deferred taxes of $(163), $(86) and $156 for 2004, 2003 and 2002, respectively	$(316)	$(165)	$371
Issuance of Common Stock Pursuant to Incentive Plan	$-	$200	$-
Foreclosed Properties and Repossessions	$4,131	$430	$241
Purchase Accounting Adjustment to Goodwill	$182	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$9,042	$9,045	$8,882
Income Taxes Paid	$716	$1,800	$1,955

ACQUISITIONS
Assets (Noncash) Acquired in Business Combination	$59,777	$92,738	$55,483
Liabilities Assumed in Business Combination	$45,511	$126,004	$46,879
Issuance of Common Stock in Business Combination	$-	$11,487	$-

The accompanying notes are an integral part of the financial statements.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Security Group, Inc. is a bank holding company organized for the principal purpose of acquiring, developing and managing banks. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.

The significant accounting policies and practices followed by the Company are as follows:

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of First Security Group, Inc. and its wholly-owned subsidiary, FSGBank, National Association (the Bank) (collectively referred to as the Company in the accompanying notes to the consolidated financial statements). All significant intercompany balances and transactions have been eliminated in consolidation.

During 2003, First Security Group, Inc.’s wholly-owned subsidiaries, Dalton Whitfield Bank, Frontier Bank and First State Bank, converted from state chartered banks to national banks. Subsequent to the conversions, each bank became known as FSGBank and were merged into one bank.

NATURE OF OPERATIONS - The Company is headquartered in Chattanooga, Tennessee, and provides banking services through the Bank to the various communities in East Tennessee and North Georgia. The commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses. The Bank provides traditional banking services, which include obtaining demand and time deposits and the making of secured and nonsecured consumer and commercial loans.

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

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

SECURITIES - Securities that management does not have the intent or ability to hold to maturity are classified as available-for-sale and recorded at fair value. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Gains and losses on sale of securities are determined using the specific identification method.

LOANS - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

The Company also engages in direct lease financing through two wholly owned subsidiaries of the Bank. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is added to interest income over the term of the leases to produce a level yield.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan losses.

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

LOANS HELD FOR SALE - At December 31, 2004 and 2003, loans held for sale included residential mortgage loans originated for sale into the secondary market. Loans held for sale are carried at the lower of aggregate cost or fair value.

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

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Any difference between the loan's fair value and carrying amount is recorded as a reserve for loan losses. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company periodically analyzes the commercial loan portfolio in an effort to establish an allowance for loan losses that it believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, the Company reviews the size, quality and risk of loans in the portfolio. The Company also, on at least a quarterly basis, considers such factors as:

•	the Company's loan loss experience;
•	the amount of past due and nonperforming loans;
•	specific known risks;
•	the status and amount of past due and nonperforming assets;
•	underlying estimated values of collateral securing loans;
•	current economic conditions; and
•	other factors which management believes affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Company and is presented to the board of directors on a regular basis.

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

Depreciation is provided using the straight-line method over the estimated lives of the depreciable assets. Buildings are depreciated over a period of forty years. Leasehold, land and building improvements are depreciated over a ten year period. Furniture, fixtures and equipment and autos are depreciated over an estimated life of three to seven years. Deferred income taxes are provided for differences in the computation of depreciation for book and tax purposes.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the cost in excess of the fair value of the net assets acquired. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles) and license fees. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). Under the new standard, goodwill, including that acquired before initial application of the standard, will no longer be amortized but will be tested for impairment at least annually, beginning in the year of adoption.

The Company has completed the annual impairment test for fiscal 2004 and 2003 as required by the statement and determined goodwill was not impaired. Any subsequent impairment losses will be reflected in operations in the consolidated statements of income.

Identified finite-lived intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Core deposit intangibles are being amortized on an accelerated basis over 10 years. Prior to the adoption of SFAS 142, the Company's goodwill was amortized on the straight-line basis over a period of 15 years. The gross carrying amount of the core deposit intangible is $3,800 thousand at December 31, 2004 and 2003, and the accumulated amortization was $1,448 thousand for 2004 and $652 thousand for 2003. The Company also had an amortizing intangible asset associated with the purchase of a license fee agreements related to operating Latino branches within our marketing area. These license agreements are amortized over a period of 10 years. The gross carrying amount of these license fees is $500 thousand at December 31, 2004, and the accumulated amortization and license fee amortization expense recognized is $8 thousand for 2004. Amortization expense related to core deposit intangible assets for the next five years is as follows: $596 thousand in 2005, $453 thousand in 2006, $350 thousand in 2007, $273 thousand in 2008, and $216 thousand in 2009. Amortization expense related to license fee intangible assets for the next five years is $50 thousand per year.

FORECLOSED PROPERTIES AND REPOSSESSIONS - Foreclosed properties are comprised principally of residential real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. At December 31, 2004 and 2003, the Company had $2,338 thousand and $536 thousand of foreclosed properties, respectively, and $2,472 thousand and $143 thousand of other repossessed items, respectively.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

INCOME TAXES - The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation plans using the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and has elected the disclosure option of SFAS No. 123 “Accounting for Stock-Based Compensation,”  which allows an entity to continue to measure compensation cost for those  plans using the intrinsic value based method of accounting.

See Note 14 for required disclosures under the aforementioned Statements.

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PER SHARE DATA - Basic net income per share represents net income divided by the weighted average number of shares outstanding during the period. Diluted net income per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Table of Contrents
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

SEGMENT REPORTING - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity's chief decision maker (which can be an individual or group of management persons). The statement permits aggregation or combination of segments that have similar characteristics. The operations of First Security Group, Inc. and the Bank have similar economic characteristics and are similar in each of the following areas: the nature of products and services, the nature of production processes, the type of customers, the methods of distribution, and the nature of their regulatory environment. Accordingly, the Company's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company currently does not have any derivative instruments that require fair value measurement under generally accepted accounting principles.

RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”).  This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period which is usually the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R to determine its impact on our future financial statements.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In March 2004, the FASB’s Emerging Issues Task Force (EITF) concluded its discussion of Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The EITF provided guidance for evaluating whether an investment is other-than-temporarily impaired. Initially, this guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The EITF has subsequently delayed the effective date of this pronouncement as it relates to other-than-temporary impairment valuation pending further discussion of the definition of “other-than-temporarily impaired.” The EITF consensus also requires certain quantitative and qualitative disclosures which were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The EITF consensus is not expected to have a material effect on First Security’s consolidated financial statements.

In December 2003, the Financial Accounting Standards Board issued FIN 46-R, Consolidation of Variable Interest Entities, (“FIN 46-R”).  This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities.  For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004.  Our adoption of FIN 46-R did not have an impact on our financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

NOTE 2 - BUSINESS COMBINATIONS

Effective October 1, 2004, First Security acquired 100% of the outstanding common shares of Kenesaw Leasing, Inc. and J&S Leasing, Inc. Both leasing companies were wholly owned subsidiaries of National Bank of Commerce (NBC). These companies are located in our immediate market area of Knoxville, Tennessee and were acquired to diversify our loan portfolio and enhance our revenue.

The purchase price of the acquisition was $13,000 thousand, with $205 thousand in acquisition costs, such as legal and accounting fees. The acquisition resulted in the recognition of an extraordinary gain of $785, net of tax. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition as indicated below. The sum of the amounts assigned to assets acquired and liabilities assumed resulted in excess fair value of the net assets over the cost of the acquired entities. The excess was recognized as an extraordinary gain as the assets acquired by the Company consisted of financial assets and other current assets meeting the exception criteria of SFAS No. 141. The results of operations for the former Kenesaw Leasing and J&S Leasing are included in the consolidated financial statements beginning October 1, 2004.

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(in thousands)

Cash and Due from Banks	$473
Leases	60,579
Less: Allowance for Lease Losses	2,011
Net Leases	58,568
Premises and Equipment, net	76
Other Assets	4,039
Total Assets Acquired	63,156

Line of Credit - NBC	(41,724)
Other Liabilities	(7,166)
Total Liabilities Assumed	(48,890)

Net Assets Acquired	$14,266

Table of Contrents
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

The aggregate purchase price was $11,735 thousand, including common stock valued at $11,487 thousand, cash of less than $1 thousand (representing payments in lieu of fractional shares), and $248 thousand in acquisition costs, such as legal, accounting and investment banking fees. The value of the 1,654 thousand shares issued was determined based on the estimated market price of First Security's common shares before and after the terms of the acquisition were agreed to and announced. The transaction resulted in $3.5 million of goodwill and $1.3 million of core deposit intangibles. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits. The results of operations for the former Premier National Bank are included in the consolidated financial statements beginning April 1, 2003.

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

Table of Contrents
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

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS COMBINATIONS - continued

The following table presents unaudited proforma results of operations as though the acquisition of the leasing companies was completed at the beginning of the years presented:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands, except per share data)
Interest Income	$44,002	$39,729
Interest Expense	9,896	10,375
Net Interest Income	34,106	29,354
Provision for Loan Losses	3,755	2,816
Net Interest Income After Provision for Loan Losses	30,351	26,538
Noninterest Income	6,522	5,569
Noninterest Expense	28,388	24,090
Income Before Income Taxes	8,485	8,017
Income Tax Provision	2,792	2,807
Income Before Extraordinary Item	5,693	5,210
Extraordinary gain on business combination, net of income tax	-	785
Net Income	$5,693	$5,995

NET INCOME PER SHARE
Net Income Per Share Before Extraordinary Item - Basic	$0.45	$0.43
Extraordinary Item - Basic	-	0.06
Net Income Per Share - Basic	$0.45	$0.49

Net Income Per Share Before Extraordinary Item - Diluted	$0.44	$0.43
Extraordinary Item - Diluted	-	0.06
Net Income Per Share - Diluted	$0.44	$0.49

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS COMBINATIONS - continued

The following table presents unaudited proforma results of operations as though the Premier Bank and First State Bank acquisitions had been completed at the beginning of the years presented:

	Year Ended December 31,
	2003	2002
	(in thousands, except per share data)
Interest Income	$32,391	$32,654
Interest Expense	9,209	11,242
Net Interest Income	23,182	21,412
Provision for Loan Losses	2,143	2,221
Net Interest Income After Provision for Loan Losses	21,039	19,191
Noninterest Income	5,425	4,543
Noninterest Expense	23,054	19,286
Income Before Income Taxes	3,410	4,448
Income Tax Provision	1,163	1,846
Net Income	$2,247	$2,602

Net Income Per Share
Basic and Diluted	$0.18	$0.23

On December 4, 2003, the Company purchased certain assets and assumed substantially all of the deposits and liabilities of all of National Bank of Commerce's branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee. The transaction resulted in $886,000 of goodwill and $1,483 thousand of core deposit intangibles. Liabilities of $47,469 thousand were assumed and $14,470 thousand in assets (excluding goodwill and core deposit intangibles) were acquired. The results of operations of the former National Bank of Commerce branches are included in the consolidated financial statements beginning December 5, 2003. Because the acquisition is insignificant to the consolidated results of First Security, the acquisition is not included in the proforma financial information.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available-for-Sale
December 31, 2004
Debt Securities -
Federal Agencies	$30,536	$61	$43	$30,554
Mortgage-Backed	52,215	201	297	52,119
Municipals	27,100	323	73	27,350
	$109,851	$585	$413	$110,023

December 31, 2003
Debt Securities -
Federal Agencies	$27,346	$280	$8	$27,618
Mortgage-Backed	36,618	249	120	36,747
Municipals	21,883	368	117	22,134
	$85,847	$897	$245	$86,499

At December 31, 2004 and 2003, federal agencies and mortgage-backed securities with a carrying value of $7,123 thousand and $4,570 thousand, respectively, were pledged to secure public deposits. At December 31, 2004 and 2003, the carrying amount of securities pledged to secure repurchase agreements was $18,458 thousand and $17,581 thousand, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2004, are as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)

Within 1 Year	$17,004	$17,019
Over 1 Year through 5 Years	48,638	48,545
5 Years to 10 Years	11,640	11,723
Over 10 Years	11,596	11,682
	88,878	88,969
Mortgage-Backed Securities	20,973	21,054
	$109,851	$110,023

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES- continued

Proceeds from sales of securities available-for-sale totaled $8,513 thousand, $2,555 thousand and $12,537 thousand for the years ended December 31, 2004, 2003 and 2002. Gross realized gains and losses from sales of securities available-for-sale for the years ended December 31, 2004, 2003 and 2002 were not significant.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003.

	Less Than 12 Months		12 months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2004	(in thousands)
Federal Agencies	$19,771	$43	$-	$-
Mortgage-Backed	31,002	209	5,178	88
Municipals	6,579	73	-	-

December 31, 2003
Federal Agencies	$1,024	$8	$-	$-
Mortgage-Backed	13,609	120	-	-
Municipals	1,899	12	145	105

The unrealized losses on the Company’s investments were caused by interest rate increases and were not the result of changes in credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans by type are summarized as follows:
	December 31,
	2004	2003
	(in thousands)

Loans Secured by Real Estate -
Residential 1-4 Family	$139,767	$126,267
Commercial	100,082	113,059
Construction	77,804	42,539
Other	24,757	2,659
	342,410	284,524
Commercial Loans	116,490	115,347
Consumer Installment Loans	70,891	76,203
Leases, Net of Unearned Income	60,228	-
Other	2,338	1,939

Total Loans	592,357	478,013

Allowance for Loan Losses	(8,312)	(5,827)

Net Loans	$584,045	$472,186

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing were as follows:

December 31,
2004
(in thousands)

Lease payments receivable	$67,894
Estimated residual value of leased assets	3,220

Gross investment	71,114
Unearned income	(10,886)

Net investment	$60,228

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

At December 31, 2004, the minimum future lease payments to be received were as follows:
Year	Amount
(in thousands)
2005	$26,669
2006	$19,269
2007	$12,176
2008	$5,746
2009	$2,592
2010 and After	$1,442

An analysis of the allowance for loan losses follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)

Allowance for Loan Losses - beginning of year	$5,827	$5,362	$3,825
Additions due to Business Combinations	2,011	1,011	377
Provision Expense for Loan Losses	3,399	2,122	1,948
Loans Charged Off	(3,427)	(3,200)	(868)
Loan Loss Recoveries	502	532	80
Allowance for Loan Losses - end of year	$8,312	$5,827	$5,362

Impaired loans, which are recognized in conformity with FASB Statement No. 114 as amended by FASB No. 118, as well as nonaccrual loans and loans past due 90 days or more and still accruing interest as of December 31, 2004 and 2003, were not significant. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

At December 31, 2004, the Company had $168,670 thousand of loans pledged to secure borrowings from the Federal Home Loan Bank. The loans pledged included commercial real estate loans and residential first mortgage loans.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

The Company has entered into transactions with certain directors, executive officers and significant shareholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2004 and 2003 was $1,086 thousand and $1,130 thousand, respectively. New loans made to such related parties amounted to $1,133 thousand and payments amounted to $1,177 thousand for 2004. New loans made to such related parties amounted to $1,295 thousand and payments amounted to $688 thousand for 2003.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2004	2003
	(in thousands)

Land	$7,355	$6,998
Buildings and Improvements	14,815	11,770
Equipment	8,954	8,429
	31,124	27,197
Accumulated Depreciation	(4,829)	(2,680)
	$26,295	$24,517

The amount charged to operating expenses for depreciation was $1,710 thousand for 2004, $1,236 thousand for 2003, and $772 thousand for 2002.

NOTE 6 - GOODWILL

The changes in the carrying amounts of goodwill are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)

Balance - beginning of year	$12,556	$7,617
Goodwill acquired	-	4,939
Purchase accounting adjustment to previously reported goodwill	(126)	-
Balance - end of year	$12,430	$12,556

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEPOSITS

The aggregate amount of time deposits of $100 thousand or more was $171,023 thousand and $95,162 thousand at December 31, 2004 and 2003, respectively.

Scheduled maturities of certificates of deposit as of December 31, 2004, are as follows:

(in thousands)

2005	$208,225
2006	75,535
2007	30,094
2008	8,757
2009 and thereafter	6,794
$329,405

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent the purchase of interests in securities by commercial checking customers which are repurchased by the Company on the following business day. The pledged securities are held in safekeeping for the Company and had a carrying value of approximately $18,458 thousand and $17,581 thousand at December 31, 2004 and 2003, respectively. These agreements averaged $13,673 thousand and $12,796 thousand during 2004 and 2003, respectively. The maximum amounts outstanding at any month end during 2004 and 2003 were $17,938 thousand and $16,039 thousand, respectively. Interest expense on repurchase agreements totaled $88 thousand, $115 thousand and $186 thousand for the years ended 2004, 2003 and 2002, respectively.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER BORROWINGS

Other borrowings at December 31, 2004, consist of long-term, fixed rate advances from the Federal Home Loan Bank (FHLB), totaling $4,000 thousand and a mortgage note totaling $150 thousand. The mortgage note has a fixed interest rate of 7.5% and has a final payment date of December 2014. Other borrowings at December 31, 2003, consisted of the $6,000 thousand in FHLB advances and the mortgage note that totaled $159 thousand. Pursuant to the blanket agreement for advances and security agreements with FHLB Cincinnati, advances are secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances. Advances are also secured by FHLB stock owned by the Company. As of December 31, 2004 and 2003, the Company had loans totaling $168,670 thousand and $72,045 thousand, respectively, pledged as collateral at FHLB. At December 31, 2004, our available borrowing capacity with FHLB was approximately $33,903 thousand, and we also had an FHLB letter of credit totaling $5,000 thousand.

As a member of FHLB Cincinnati, the Company must own FHLB stock equal to the greater of $500 or 1% of mortgage assets. Also, the Company may be required to own additional FHLB stock to ensure their stock balance is equal to or greater than 5% of outstanding advances. At December 31, 2004 and 2003, the Company owned FHLB stock totaling $1,226 thousand and $1,767 thousand, respectively.

At December 31, 2004, the Company had lines of credit to purchase federal funds totaling $82,500 thousand with correspondent banks for short-term liquidity needs, of which approximately $74,050 thousand was available. The terms of each line of credit varies with respect to borrowing capacity and the duration of time for which the borrowing can be outstanding.
The maturity and weighted average interest rates of FHLB advances are as follows:

	Amount (in thousands)	Rate

2005	$2,000	4.4%
2006	2,000	4.9%
	$4,000

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK DATA

The basic and diluted net income per share calculations are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)
Numerator:
Net Income for Calculating Diluted Net Income per Share	$4,267	$2,456	$2,602

Denominator:
Weighted-Average Common Shares for Calculating Basic Net Income per Share	12,705	12,190	9,415

Effect of Dilutive Securities:
Stock Options (as determined by application of the treasury stock method)	207	138	118

Weighted-Average Common Shares for Calculating Diluted Net Income per Share	12,912	12,328	9,533

Basic Net Income per Share	$0.34	$0.20	$0.28
Diluted Net Income per Share	$0.33	$0.20	$0.27

Options to purchase 163 thousand and 600 shares of common stock were outstanding during 2004 and 2003, respectively, at $8.33 per share but were not included in the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of the common shares. The options expire in 2014 and 2013. Of these options, 161 thousand and 600 options to purchase shares of common stock were still outstanding at December 31, 2004 and 2003, respectively. Options to purchase 217 thousand shares of common stock were outstanding during 2002 at $6.94 per share but were not included in the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of the common shares. The options expire in 2012. Of these options, 215 thousand options to purchase shares of common stock were still outstanding at December 31, 2002.

On March 19, 2002, the Company's non-underwritten private placement of up to $20,000 thousand in shares of the Company's common stock at a price of $6.94 per share became effective. Subsequently, the private placement was increased to $27,500 thousand. The private placement closed on August 8, 2002, by which time the Company had sold 3,709 thousand shares.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK DATA - continued

On April 23, 2003, the Company’s board of directors approved a 12-for-10 stock split to be distributed on June 16, 2003, to shareholders of record on June 2, 2003. As a result of the split, the par value has been adjusted from $0.01 to $0.0083 per share; however, the par value has been rounded to $0.01 per share for presentation purposes. All share data has been retroactively adjusted for the 12-for-10 stock split, unless expressly noted otherwise.

On December 7, 2004, the Company’s board of directors approved a 12-for-10 stock split to be distributed on December 22, 2004, to shareholders of record on December 10, 2004. As a result of the split, the par value has been adjusted from $0.0083 to $0.0069 per share; however, the par value has been rounded to $0.01 per share for presentation purposes. All share data has been retroactively adjusted for the 12-for-10 stock split, unless expressly noted otherwise.

NOTE 11 - LEASES

The Company leases bank branches and the corporate office and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2004, are as follows:

(in thousands)
Year Ending
December 31, 2005	$1,001
December 31, 2006	681
December 31, 2007	605
December 31, 2008	532
December 31, 2009	539
Thereafter	2,570
$5,928

Rent expense totaled $768 thousand, $576 thousand and $515 thousand for the years ended 2004, 2003 and 2002, respectively.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The income tax provision consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)

Current Provision	$1,229	$548	$1,391
Deferred Provision	136	571	167
Income Tax Provision	1,365	1,119	1,558
Income Tax Effect on Extraordinary Item	481	-	-
	$1,846	$1,119	$1,558

Reconciliation of the income tax provision to statutory rates is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)

Federal Taxes at Statutory Tax Rate	$1,648	$1,216	$1,414
Tax Exempt Earnings	(297)	(177)	(24)
Other, net	(119)	8	10
State Taxes, net of federal effect	133	72	158
Income Tax Provision	$1,365	$1,119	$1,558

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	December 31,
	2004	2003
	(in thousands)
Deferred Tax Assets
Organization and Start-up Costs	$15	$56
Allowance for Loan Losses	1,839	2,281
Deferred Loan Fees	147	132
Other	13	-
	2,014	2,469
Deferred Tax Liabilities
Securities Available-for-Sale	59	222
Gain on Business Combination	481	-
Premises and Equipment	1,438	1,271
Goodwill and Core Deposit Intangibles	469	882
Other	50	123
	2,497	2,498
Net Deferred Tax Liability	$(483)	$(29)

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - 401(k) AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401(k) and employee stock ownership plan (the Plan) covering employees meeting certain age and service requirements. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 25% of the employee's contribution up to 6% of the employee's compensation. In its sole discretion at the end of the Plan year, the Company may make an additional contribution up to 6% of the employee's compensation for the Plan year. Participants are vested immediately in their contributions plus actual earnings thereon. A participant is fully vested in employer contributions upon reaching age 65, upon death, or upon permanent disability. Termination of employment before any of the above occurs activates the following vesting schedule for employer contributions:

Full Years	Vested
Of Employment	Percentage

Less than 1	0%
1	33%
2	66%
3 or more	100%

Under the employee stock ownership portion (ESOP) of the Plan, the Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution shall be used to repay any acquisition loan and any financed shares which are available for allocation to participants. Financed shares acquired will be released in accordance with the plan and allocated to the ESOP accounts of participants at the end of each plan year. Stock dividends paid on shares of Company stock shall be allocated to the participants' ESOP accounts, while cash dividends on allocated and financed shares shall be used to repay the acquisition loan. The ESOP had no activity and no borrowings at December 31, 2004 and 2003.

During 2002, the Plan was amended to reflect the transfer of assets from First State Bank Financial Security Plan into the Plan and add First State Bank as an affiliated employer.

During 2003, the Plan was amended to modify the eligibility and service crediting rules to allow certain employees of Premier National Bank of Dalton and any of the National Bank of Commerce branches to participate in the Plan effective April 1, 2003 and December 5, 2003, respectively, and to receive service credit for their period of employment with each of the respective banks.

The Company recognized $432 thousand, $325 thousand and $174 thousand in expense under the 401(k) portion of the Plan for 2004, 2003 and 2002, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - LONG-TERM INCENTIVE PLAN

The 2002 Long-Term Incentive Plan (2002 LTIP), was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 annual meeting to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand shares. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 768 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company's voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the committee appointed by the board (the committee) for administering the 2002 LTIP. The term of each award is determined by the committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

The Company's 1999 Long-Term Incentive Plan (1999 LTIP) included eligible employees. The total number of shares of stock authorized for awards was 936 thousand, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the plan, incentive stock options to purchase shares of the Company's common stock were granted at a price not less than the fair market value of the stock as of the date of the grant. Options were to be exercised within ten years from the date of grant subject to conditions specified by the plan. Restricted stock could also be awarded by the committee in accordance with the 1999 LTIP. Each award vested in approximately equal percentages each year over a period of not less than three years (with the exception of five grants for a total of 168 thousand shares which vest in approximately equal percentages at 6 months, 18 months and 30 months) and vest from the date of grant as determined by the committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - LONG-TERM INCENTIVE PLAN - continued

Following is a summary of the status of the stock options as of December 31, 2004, 2003 and 2002, and changes during the years then ended:

	December 31, 2004		December 31, 2003		December 31, 2002
	Number of Shares(in thousands)	Weighted Average Exercise Price	Number of Shares(in thousands)	Weighted Average Exercise Price	Number of Shares(in thousands)	Weighted Average Exercise Price

Outstanding - beginning of year	896	$6.36	715	$5.82	543	$5.43
Granted	163	8.33	394	6.94	189	6.94
Exercised	(3)	6.94	(105)	5.34	-	-
Forfeited	(13)	7.02	(108)	5.92	(17)	5.68
Outstanding - end of year	1,043	6.66	896	6.36	715	5.82

Options Exercisable - end of year	586	$6.05	295	$5.77	178	$5.42

Weighted Average Fair Value of Options Granted During the Year		$1.82		$2.55		$1.68

Following is a summary of the status of stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares(in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(in thousands)	Weighted Average Exercise Price

$5.34 - $8.33	1,043	7.57 years	$6.66	586	$6.05

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - LONG-TERM INCENTIVE PLAN - continued

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the stock options. Accordingly, no compensation expense has been recognized in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands, except per share data)
Net Income As Reported	$4,267	$2,456	$2,602
Compensation Expense, net of tax	(299)	(292)	(184)
Pro forma Net Income	$3,968	$2,164	$2,418

Basic Net Income per Share
As Reported	$0.34	$0.20	$0.28
Pro forma	$0.31	$0.18	$0.26

Diluted Net Income per Share
As Reported	$0.33	$0.20	$0.27
Pro forma	$0.31	$0.18	$0.25

The fair value of options at date of grant was estimated by management using the Black-Scholes option pricing model with the following assumptions used for grants:

	December 31,
	2004	2003	2002

Dividend Yield	1.00%	1.00%	1.00%
Average Risk-Free Interest Rate	3.98%	3.50%	3.58%
Expected Life	7 years	7 years	7 years
Expected Volatility	13%	14%	15%

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2004, that the Company met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the Bank was well capitalized for regulatory purposes. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Until the Company had consolidated assets of $150 million or more, the Federal Reserve did not consider the Company's capital adequacy. Since reaching $150 million in consolidated assets in July 2000, the Company has been required to maintain the following consolidated capital requirements to be considered "well capitalized."

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2004
Total Capital to Risk-Weighted Assets -
First Security Group, Inc. and subsidiary	$78,996	12.4%	$50,988	8.0%	N/A	N/A
FSGBank	$71,216	11.2%	$50,849	8.0%	$63,562	10.0%

Tier 1 Capital to Risk-Weighted Assets -
First Security Group, Inc. and subsidiary	$71,057	11.2%	$25,494	4.0%	N/A	N/A
FSGBank	$63,277	10.0%	$25,425	4.0%	$38,137	6.0%

Tier 1 Capital to Average Assets -
First Security Group, Inc. and subsidiary	$71,057	9.9%	$28,831	4.0%	N/A	N/A
FSGBank	$63,277	8.8%	$28,760	4.0%	$35,950	5.0%

Table of Contrents
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

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial Assets
Cash and Cash Equivalents	$15,935	$15,935	$32,634	$32,634
Interest-Bearing Deposits in Banks	$605	$605	$4,512	$4,512
Securities Available-for-Sale	$110,023	$110,023	$86,499	$86,499
Loans Held for Sale	$6,073	$6,073	$3,011	$3,011
Loans	$586,284	$592,238	$475,002	$487,003
Allowance for Loan and Lease Losses	$8,312	$8,312	$5,827	$5,827

Financial Liabilities
Deposits	$640,526	$643,865	$540,304	$543,384
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$23,255	$23,255	$12,069	$12,069
Other Borrowings	$4,150	$4,150	$6,159	$6,159

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair value.

•	Interest-Bearing Deposits in Banks - The carrying amounts of interest-bearing deposits in banks approximate fair value.

•	Securities - Fair values for securities are based on quoted market prices.

•	Loans Held for Sale - The carrying amount of loans held for sale approximate fair value.

•
Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans and other consumer loans is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit ratings quality. Fair values for impaired loans and leases are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Table of Contrents
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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as they do for on-balance-sheet instruments.

The Company's maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2004 and 2003, was as follows:

	December 31,	December 31,
	2004	2003
	(in thousands)

Commitments to Extend Credit	$178,396	$120,915
Standby Letters of Credit	$6,329	$4,198

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company on extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES - continued

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on advice of legal counsel, will not have a material adverse effect on the Company’s financial position or results of operation.

NOTE 18 - OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consisted of the following:

	December 31,
	2004	2003
Other assets:

Foreclosed properties and repossessions	$4,810	$679
Equity securities	4,320	3,862
Interest receivable	2,944	2,722
Prepaid expenses	997	374
Cash surrender value of life insurance	352	338
Other	1,091	738

	$14,514	$8,713

Other liabilities:

Other liabilities assumed through acquisition	$3,507	$-
Accrued interest payable	2,600	2,883
Deferred income tax liability	1,035	29
Accrued expenses	1,026	422
Other	768	461

	$8,936	$3,795

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and other income are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)

Noninterest Income -
Fees Related to Mortgage Loans Sold	$1,344	$2,157	$1,316

Noninterest Expense -
Professional Fees	$1,129	$954	$946
Computer Fees	$1,167	$1,184	$759
Printing and Supplies	$597	$643	$377
Advertising	$498	$431	$308
Telephone	$531	$464	$325
Core Deposit Intangible Amortization	$797	$550	$102

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	December 31, 2004	December 31, 2003
	(in thousands)

ASSETS
Cash and Due from Bank Subsidiary	$6,170	$6,086
Investment in Common Stock of Subsidiary	78,665	73,969
Premises and Equipment, net	1,550	1,589
Other Assets	752	844

TOTAL ASSETS	$87,137	$82,488

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	$692	$50

STOCKHOLDERS' EQUITY	86,445	82,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,137	$82,488

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY - continued

CONDENSED STATEMENT OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)

INCOME
Management Fees	$3,600	$2,136	$1,441
Interest	-	-	18
Miscellaneous	2	-	-
Total Income	3,602	2,136	1,459

EXPENSES
Salaries and Employee Benefits	3,297	2,094	1,382
Other	1,465	1,274	747
Total Expenses	4,762	3,368	2,129

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(1,160)	(1,232)	(670)

Income Tax Benefit	(415)	(447)	(257)

LOSS BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(745)	(785)	(413)

Equity in Undistributed Net Income of Subsidiary	5,012	3,241	3,015

NET INCOME	$4,267	$2,456	$2,602

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY - continued

CONDENSED STATEMENT OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,267	$2,456	$2,602
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities -
Equity in Undistributed Net Income of Subsidiary	(5,012)	(3,241)	(3,015)
Amortization of Deferred Compensation	33	167	-
Decrease (Increase) in Other Assets	92	(471)	(5)
Increase (Decrease) in Liabilities	642	(71)	121
Net Cash Provided by (Used in) Operating Activities	22	(1,160)	(297)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of (Additions to) Premises and Equipment	39	(1,589)	2
Investments in/Acquisition of Subsidiary	-	(3,170)	(15,846)
Net Cash Provided by (Used in) Investing Activities	39	(4,759)	(15,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock Under Stock Option Plan	23	557	-
Proceeds from Issuance of Common Stock, less stock issuance costs of $71 in 2002	-	-	25,695
Net Cash Provided by Financing Activities	23	557	25,695

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84	(5,362)	9,554

CASH AND CASH EQUIVALENTS - beginning of year	6,086	11,448	1,894

CASH AND CASH EQUIVALENTS - end of year	$6,170	$6,086	$11,448

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized Appreciation of Securities, net of tax	$(316)	$(165)	$371
Issuance of Common Stock Pursuant to Incentive Plan	$-	$200	$-
Issuance of Common Stock in Business Combination	$-	$11,487	$-

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - RELATED PARTY TRANSACTIONS

During 2004 and 2003 First Security was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, First Security’s Chief Executive Officer and President. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of FSGBank branches and the renovation of First Security’s future new main office, for which we paid $30,000 in 2004 and 2003. The agreement has been renewed for 2005.

In connection with the acquisition of Premier National Bank of Dalton in 2003, FSGBank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a director of First Security, is a 14.2% owner of First Plaza. As a result of the agreement, FSGBank leases property located at 2918 East Walnut Avenue, Dalton, Georgia 30721. FSGBank owns a full service branch facility located on this property. The Company recognized lease expense of $45 thousand and $34 thousand in 2004 and 2003, respectively.

Subsequent to year-end, FSGBank entered an exclusive listing agreement with two agents of Wood Properties, Inc., a real estate broker, to offer for sub-lease First Security's vacant property located at 109 Northshore Drive, Suite 300, Knoxville, Tennessee. H. Patrick Wood, a director of First Security, is the Chairman of the Board of Wood Properties. Under the agreement, First Security agrees to pay directly to the assigned Wood Properties, Inc. agents a commission of 4% of the total sublease payments if the sublease is made via one broker and 6% if the subtenant is represented by an independent broker (in which case the fees will be split between the brokers).

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
	(in thousands, except per share data)

Interest Income	$8,550	$8,491	$9,118	$11,612
Interest Expense	2,034	1,992	2,065	2,668
Net Interest Income	6,516	6,499	7,053	8,944
Provision for Loan Losses	675	675	675	1,374
Net Interest Income After Provision for Loan Losses	5,841	5,824	6,378	7,570
Noninterest Income	1,306	1,672	1,627	1,746
Noninterest Expense	6,227	6,331	6,737	7,822
Income Before Income Taxes	920	1,165	1,268	1,494
Income Tax Provision	270	349	411	335
Income before Extraordinary Item	650	816	857	1,159
Extraordinary Gain on Business Combination, net of tax	-	-	-	785
Net Income	$650	$816	$857	$1,944

Net Income Per Share *
Net Income Per Share Before Extraordinary Item - Basic	$0.05	$0.06	$0.07	$0.09
Extraordinary Item - Basic	-	-	-	0.06
Net Income Per Share - Basic	$0.05	$0.06	$0.07	$0.15
Net Income Per Share Before Extraordinary Item - Diluted	$0.05	$0.06	$0.07	$0.09
Extraordinary Item - Diluted	-	-	-	0.06
Net Income Per Share - Diluted	$0.05	$0.06	$0.07	$0.15

Shares Outstanding
Basic	12,703	12,706	12,706	12,705
Diluted	12,916	12,916	12,915	12,915

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
	(in thousands, except per share data)

Interest Income	$6,795	$8,091	$8,238	$8,430
Interest Expense	2,072	2,492	2,283	2,050
Net Interest Income	4,723	5,599	5,955	6,380
Provision for Loan Losses	752	381	366	623
Net Interest Income After Provision for Loan Losses	3,971	5,218	5,589	5,757
Noninterest Income	1,120	1,406	1,470	1,322
Noninterest Expense	4,604	5,643	5,883	6,148
Income Before Income Tax Provision	487	981	1,176	931
Income Tax Provision	151	410	432	126
Net Income	$336	$571	$744	$805

Net Income Per Share *
Basic	$0.03	$0.05	$0.06	$0.06
Diluted	$0.03	$0.04	$0.06	$0.06

Shares Outstanding
Basic	10,943	12,596	12,596	12,600
Diluted	11,058	12,709	12,726	12,800

*
The sum of the 2004 and 2003 quarterly earnings per share may differ from the annual earnings per share because of the differences in the weighted average number of common shares outstanding and common shares used in the quarterly and annual computation as well as differences in rounding.

Table of Contrents
FIRST SECURITY GROUP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45-day extension, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

Item 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that has not been reported.

Table of Contrents

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

Information on the directors of First Security is included in the following table, which shows: (1) his or her name; (2) his or her age at December 31, 2004; (3) how long he or she has been a director of First Security; (4) his or her position(s) with First Security, other than as a director; and (5) his or her principal occupation and business experience for the past five years. Except as otherwise indicated, each director has been engaged in his or her present principal occupation for more than five years. Each of the directors listed below is also a director of FSGBank.

Name (Age)	Director Since	Position with the First Security and Business Experience

Rodger B. Holley (57)	1999
Banker; Chairman of the Board, Chief Executive Officer and President of First Security since February 1999; Chairman of the Board, Chief Executive Officer and President of FSGBank since 2000; and Director of Dalton Whitfield Bank, from September 1999 to September 2003 when it merged with FSGBank.

J.C. Harold Anders (61)	2003
Real Estate Developer; Owner of Anders Rental since 1978; Co-Owner of Central Drive In since 1988; Co-Owner of Poag & Anders, Inc. since 1992; Co-Owner of Clayton & Anders, Inc. since 1992; and Director of Premier National Bank of Dalton from 1996 until its acquisition by First Security in March 2003.

Clayton Causby (76)	1999
Retired; formerly Chairman of the Board of Dalton Whitfield, from September 1999 to September 2003 when it merged with FSGBank; President of BC Fibers, Inc. from 1993 to 2000; and President of Poly-Tec Fibers from 1994 to 2000.

Carol H. Jackson (65)	2002	Property Manager; Vice President of Baker Street Rentals since 1991.

Ralph L. Kendall (76)	1999	Retired; formerly a partner with Ernst & Young LLP.

William B. Kilbride (54)	2003	Textiles Manufacturer; President of Mohawk Home, a division of Mohawk Industries, since 1992.

D. Ray Marler (60)	1999
General Construction and Environmental Engineer; President of Ray Marler Construction Company since 1965; President and Chief Manager of Environmental Materials, LLC since 1998; President of Environmental Holdings, Inc. since 1998; President of Environmental Materials, Inc. since 1998; Chief Manager of MWW, LLC since 2002; Chief Manager of Chattanooga Transfer Station LLC since 2004; Chief Manager of Canyons Real Estate Development LLC since 2004; and Chief Manager of American Technologies, LLC from 1999 to 2001.

Table of Contrents

Name (Age)	Director Since	Position with the First Security and Business Experience
Lloyd L. Montgomery, III (51)	2002
Banker; Chief Operating Officer and Executive Vice President of First Security since March 2002; Chief Operating Officer and Executive Vice President of FSGBank since September 2003; Chairman of the Board of First State Bank from July 2002 to September 2003 when it merged with FSGBank; involved in business ventures and real estate development from January 2000 to March 2002; and assisted with the First American/merger from November 1999 to January 2000.

Hugh J. Moser, III (57)	2003	Agriculture Distributor; President of Tennessee Valley Resources, Inc. since 1983.

H. Patrick Wood (76)	2002	Real Estate Manager and Developer; Chairman of Lawler-Wood Group since 1975.

Audit/Corporate Governance Committee

First Security has a separately-designated standing Audit/Corporate Governance Committee comprised of independent directors. Ralph L. Kendall (Chairman), Carol Jackson, William B. Kilbride and H. Patrick Wood each serve on the Audit/Corporate Governance Committee. The Board of Directors has determined that Mr. Kendall and Mr. Kilbride meet the criteria specified under applicable Securities and Exchange Commission regulations for an “audit committee financial expert.” In addition, the Board believes that all of the Audit/Corporate Governance Committee members have the financial knowledge, business experience and independent judgment necessary for service on the Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. The Audit/Corporate Governance Committee held 7 meetings in 2004.

Executive Officers

Executive officers are appointed annually at the meetings of the respective Boards of Directors of First Security and FSGBank following the annual meetings of shareholders, to serve until the next annual meeting and until their successors are chosen and qualified. The following table shows for each executive officer: (1) his name; (2) his age at December 31, 2004; (3) how long he has been an officer of First Security; (4) his position(s) with First Security; and (5) his principal occupation and business experience for the past five years, if he has been employed by First Security for less than five years.

Name (Age)	Officer Since	Position with First Security and Business Experience

Rodger B. Holley (57)	1999
Chairman of the Board, Chief Executive Officer and President of First Security since February 1999; Chairman of the Board, Chief Executive Officer and President of FSGBank since June 2000; and Director of Dalton Whitfield Bank from September 1999 to September 2003 when it merged with FSGBank.

Table of Contrents

Name (Age)	Officer Since	Position with First Security and Business Experience
Lloyd L. Montgomery, III (51)	2002
Chief Operating Officer and Executive Vice President of First Security since March 2002; Chief Operating Officer and Executive Vice President of FSGBank since September 2003; Chairman of the Board of First State Bank from July 2002 to September 2003 when it merged with FSGBank; involved in business ventures and real estate development from January 2000 to March 2002; and assisted with the First American/merger from November 1999 to January 2000.

William L. Lusk, Jr. (36)	1999
Secretary, Chief Financial Officer and Executive Vice President of First Security since April 1999; Secretary, Chief Financial Officer and Executive Vice President of FSGBank since June 2000; Secretary, Chief Financial Officer and Executive Vice President of Dalton Whitfield Bank from September 1999 to September 2003 when it merged with FSGBank; and Chief Financial Officer and Executive Vice President of First State Bank from July 2002 to September 2003 when it merged with FSGBank.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act (“Section 16”) requires the directors and certain officers of First Security, and persons who beneficially own more than 10% of First Security’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and any other equity securities of First Security. First Security is required to identify each director, officer or beneficial owner of more than 10% of First Security’s common stock who failed to timely file any such report with the SEC. First Security is not aware that any person beneficially owns more than 10% of First Security’s common stock. To our knowledge, based solely on a review of the copies of these reports furnished to First Security during the fiscal year ended December 31, 2004, each of our outside directors, who are listed above, filed one late Form 4 reporting a stock option award. Additionally, Clayton Causby filed an additional late Form 4 during 2004 to report an acquisition of stock in 2003.

Code of Ethics

First Security has adopted a Code of Business Conduct and Ethics ( the “Code”) that applies to all directors, officers and employees of First Security. First Security believes the Code is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; full, fair and accurate disclosure in filings and other public communications made by First Security; compliance with applicable laws; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. A copy may also be obtained, without charge, upon written request addressed to First Security Group, Inc., 817 Broad Street, Chattanooga, Tennessee 37402, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of First Security’s Chief Financial Officer at 423-267-3383.

Table of Contrents

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last three calendar years:

		Annual Compensation (1)		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#) (2)	All Other Compensation ($) (3)
Rodger B. Holley	2004	$291,667	$250	18,000	$15,864
Chief Executive Officer	2003	$265,417	$250	48,000	$12,000
	2002	$200,208	$50,250	0	$6,727

Lloyd L. Montgomery, III	2004	$192,708	$250	9,000	$11,507
Chief Operating Officer	2003	$179,167	$250	21,000	$10,765
	2002	$130,625	$50,250	69,600	$3,713

William L. Lusk, Jr.	2004	$161,458	$5,300	9,000	$9,641
Chief Financial Officer	2003	$150,625	$250	18,000	$9,053
	2002	$129,167	$25,250	0	$5,456

(1)	We have omitted information on “perks” and other personal benefits with an aggregate value below the minimum amount required for disclosure under the Securities and Exchange Commission Regulations.

(2)	Issued pursuant to First Security’s 1999 Long-Term Incentive Plan.

(3)	Consists of First Security’s contributions to the indicated person’s 401(k) plan for the year indicated.

Grants of Options/SARs in 2004

In 2004, First Security issued incentive stock options under the 1999 Long-Term Incentive Plan and the 2002 Long-Term Incentive Plan to various key executive officers and employees of First Security and FSGBank. No stock appreciation rights (SARs) were granted in 2004. The following table sets forth information referencing the award of such incentive stock options to our Named Executive Officers:

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees		Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted (#)	During 2004	Exercise Price ($)	Date	5%	10%
Rodger B. Holley	18,000	11.05%	$8.33	1/28/2014	$94,296	$238,966
Lloyd L. Montgomery, III	9,000	5.52%	$8.33	1/28/2014	$47,148	$119,483
William L. Lusk, Jr.	9,000	5.52%	$8.33	1/28/2014	$47,148	$119,483

Table of Contrents

Aggregated Option/SAR Exercises in 2004 and 2004 Year-End Option/SAR Values

No stock options were exercised by the Named Executive Officers during 2004. Additionally, there were no stock appreciation rights outstanding during 2004.

The following table shows the number of shares of First Security common stock covered by both exercisable and non-exercisable options held by the First Security’s Named Executive Officers as of December 31, 2004. Also reported are the values for “in-the-money” options, which represent the positive spread between the exercise price of any such existing options and the year-end price ($8.33 per share) of First Security’s common stock.

	Number of Securities Underlying Unexercised Options At December 31, 2004 (#)	Value of Unexercised In-the-Money Options At December 31, 2004 ($)
Name	Exercisable(E)/Unexercisable (U)	Exercisable (E)/Unexercisable (U)
Rodger B. Holley	135,072 (E) / 56,592 (U)	$373,219 (E) / $53,519 (U)
Lloyd L. Montgomery, III	63,439 (E) / 54,281 (U)	$88,066 (E) / $62,835 (U)
William L. Lusk, Jr.	67,032 (E) / 23,472 (U)	$188,901 (E) / $20,062 (U)

Director Compensation

Under First Security’s director compensation policy, First Security pays its non-employee directors for their service as directors of First Security. Employee directors are not separately compensated for their service as directors of First Security because their current compensation levels cover all of their expected duties including those related to the Board of Directors. On or about the date of the annual shareholders meeting, each non-employee director is paid a $12,000 retainer for his or her next year’s service as a director. The retainer is prorated for new directors based upon the length of time between their appointment and the date of the next annual shareholders’ meeting. In addition, each non-employee director is paid $500 for each board and committee meeting he or she attends. A director who participates in a board or committee meeting via teleconference receives 50% of the normal meeting fee. Each non-employee Chairperson of the Audit/Corporate Governance, Compensation, and Nominating Committees receives a $5,000 retainer. Each non-employee Chairperson of the Asset Liability, Loan, Property and Trust Committees receives a $3,000 retainer. Non-employee directors are also reimbursed for their expenses incurred in the course of fulfilling their duties as directors of First Security.

Under First Security’s director compensation policy, First Security also grants an annual option to purchase shares of First Security’s common stock to its non-employee directors at the end of the directors’ year of service. In the event a director joins the board during the year, the number of shares subject to the option is prorated based on the number of months actually served by the director. In 2004, each non-employee director received an option to purchase 3,600 shares under this policy. The options are subject to the terms of First Security’s 2002 Long-Term Incentive Plan. In 2005, we anticipate granting each non-employee director an option to purchase 5,000 shares under the policy.

Table of Contrents

Employment Agreements

Rodger B. Holley. We entered into a three-year employment agreement with Rodger B. Holley on May 16, 2003 regarding Mr. Holley’s employment as Chairman, Chief Executive Officer and President of First Security. Under the terms of the agreement, Mr. Holley received an initial base salary of $280,000 per year, which is subject to adjustment at least annually by the Compensation Committee. On December 15, 2004, the Compensation Committee recommended that Mr. Holley’s salary be increased to $315,000 per year. First Security also provides Mr. Holley with health and life insurance, membership fees to social and civic clubs and an automobile for business and personal use. At the end of each year of the agreement, it renews for an additional year, unless either of the parties to the agreement gives notice of his or its intent not to renew the agreement at least 90 days prior to the renewal date. If First Security terminates Mr. Holley’s employment without cause or Mr. Holley terminates his employment for good reason, Mr. Holley will be entitled to a Lump Sum Payment, a Pro Rata Incentive Payment and continuation of medical benefits for twelve months. The Lump Sum Payment is an amount equal to the sum of his current base salary plus the greater of (1) the highest of his last three years’ incentive payments or (2) the target annual incentive set forth in First Security’s incentive compensation plan. The Pro Rata Incentive Payment is an amount equal to the pro rata portion of the target annual incentive set forth in First Security’s incentive compensation plan based on the number of days that have passed in the employment year before Mr. Holley’s termination. Upon a change of control of First Security, Mr. Holley will be entitled to three times the Lump Sum Payment, payment of a Pro Rata Incentive Payment, and continuation of medical benefits for twelve months. If First Security cannot continue the medical benefits to which Mr. Holley is entitled under the agreement because Mr. Holley is no longer employed by First Security, First Security will pay Mr. Holley the amount First Security would have paid for such benefits over the 12-month period. The agreement also generally provides that he will not compete with First Security in the banking business nor solicit its customers or employees for a period of 12 months following termination of his employment. The noncompetition and nonsolicitation provisions of the agreement apply if Mr. Holley terminates his employment without cause, for good reason or in connection with a change of control, or if First Security terminates his employment with or without cause.

Lloyd L. Montgomery, III. We entered into a three-year employment agreement with Lloyd L. Montgomery, III on May 16, 2003 regarding Mr. Montgomery’s employment as Chief Operating Officer and Executive Vice President of First Security. Under the terms of the agreement, Mr. Montgomery received an initial base salary of $185,000 per year, which is subject to adjustment at least annually by the Compensation Committee. On December 15, 2004, the Compensation Committee recommended that Mr. Montgomery’s salary be increased to $206,000 per year. First Security also provides Mr. Montgomery with health and life insurance, membership fees to social and civic clubs and an automobile for business and personal use. The other terms of Mr. Montgomery’s employment agreement are the same as those in Mr. Holley’s agreement.

William L. Lusk, Jr. We entered into a three-year employment agreement with William L. Lusk, Jr. on May 16, 2003 regarding Mr. Lusk’s employment as Secretary, Chief Financial Officer and Executive Vice President of First Security. Under the terms of the agreement, Mr. Lusk received an initial base salary of $155,000 per year, which is subject to adjustment at least annually by the Compensation Committee. On December 15, 2004, the Compensation Committee recommended that Mr. Lusk’s salary be increased to $175,000 per year. First Security also provides Mr. Lusk with health and life insurance, membership fees to social and civic clubs and an automobile for business and personal use. The other terms of Mr. Lusk’s employment agreement are the same as those in Mr. Holley’s agreement.

Compensation Committee Interlocks and Insider Participation

During 2004, the members of the Compensation Committee of First Security’s Board of Directors were: J.C. Harold Anders (Chairman), Ralph L. Kendall, D. Ray Marler and H. Patrick Wood. No member of the Compensation Committee is now or was during the last fiscal year an officer or employee of First Security or FSGBank. During 2004, no executive officer of First Security served as a director or member of the compensation committee (or group performing equivalent functions) of any other entity for which any of First Security’s Compensation Committee members served as an executive officer.

Table of Contrents

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of First Security’s common stock as of March 1, 2005 by (1) each current director of First Security; (2) each Named Executive Officer; and (3) all present executive officers and directors of First Security as a group. As of March 1, 2005, First Security did not know of any person who beneficially owned more than 5% of the presently outstanding shares of common stock. The address for each person included in the table is 817 Broad Street, Chattanooga, Tennessee 37402.

Information relating to beneficial ownership of First Security’s common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from March 1, 2005. Unless otherwise indicated under “Nature of Beneficial Ownership,” each person is the record owner of and has sole voting and investment power with respect to his or her shares.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

Directors:
Rodger B. Holley	272,327	2.11
Includes 65,196 shares owned by an IRA for the benefit of Mr. Holley and 312 shares owned by Mr. Holley’s child; also includes 160,020 shares that Mr. Holley has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

J.C. Harold Anders	104,047	*	Includes 3,564 shares that Mr. Anders has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

Clayton Causby	97,428	*	Includes 3,564 shares that Mr. Causby has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

Carol H. Jackson	59,291	*
Includes 7,439 shares owned by Ms. Jackson’s spouse and 5,088 shares owned by an IRA for the benefit of Ms. Jackson; also includes 3,564 shares that Ms. Jackson has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

Ralph L. Kendall	37,164	*	Includes 3,600 shares owned by Mr. Kendall’s spouse; also includes 3,564 shares that Mr. Kendall has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

William B. Kilbride	15,564	*	Includes 3,564 shares that Mr. Kilbride has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

D. Ray Marler	152,064	1.19	Includes 3,564 shares that Mr. Marler has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

Table of Contrents

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership
Lloyd L. Montgomery, III	139,122	1.08	Includes 103,122 shares that Mr. Montgomery has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

Hugh. J. Moser, III	116,028	*
Includes 37,362 shares owned by a profit sharing plan for the benefit of Mr. Moser and 3,600 shares owned by Mr. Moser’s spouse; also includes 3,564 shares that Mr. Moser has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

H. Patrick Wood	316,044	2.48	Includes 43,200 shares owned by Mr. Wood’s spouse; also includes 3,564 shares that Mr. Wood has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

Named Executive Officer who is not also a Director:

William L. Lusk, Jr.	92,804	*
Includes 8,997 shares owned by an IRA for the benefit for Mr. Lusk and 1,396 shares owned by Mr. Lusk’s wife and children; also includes 77,130 shares that Mr. Lusk has the right to acquire by exercising options that are exercisable within 60 days after March 1, 2005.

All Current Directors and Executive Officers, as a Group (11 persons):	1,401,883	10.71

* Less than 1% of outstanding shares.

The following table sets forth information regarding First Security’s equity compensation plans under which shares of First Security’s common stock are authorized for issuance. The only equity compensation plans maintained by First Security are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	1,043,402	$6.66	523,457
Equity compensation plans not approved by security holders	--	--	--
Total	1,043,402	$6.66	523,457

Table of Contrents

Item 13.	Certain Relationships and Related Transactions

Certain of First Security’s directors, officers, and principal shareholders and their associates have had banking and business transactions with First Security in the ordinary course of business since the beginning of the last fiscal year. In the case of all such related party transactions, each transaction was either approved by the Audit/corporate Governance Committee of the Board of Directors or by the Board of Directors. In addition, each transaction was on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and were not expected to involve more than the normal risk of collectibility or present other unfavorable features to First Security.

As of December 31, 2004, the aggregate amount of credit extended by FSGBank to directors, executive officers and principal shareholders was $1.1 million, or 1.3% of First Security’s shareholders’ equity.

During 2004 and 2003 First Security was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, First Security’s Chief Executive Officer and President. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of FSGBank branches and the renovation of First Security’s future new main office, for which we paid $30,000 in 2004 and 2003. The agreement has been renewed for 2005. The Audit Committee of First Security’s Board of Directors approved the agreement and believes its terms are no less favorable to First Security than it could have obtained from an unaffiliated third party.

In connection with the acquisition of Premier National Bank of Dalton in 2003, FSGBank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a director of First Security, is a 14.2% owner of First Plaza. As a result of the agreement, FSGBank leases property located at 2918 East Walnut Avenue, Dalton, Georgia 30721. FSGBank owns a full service branch facility located on this property. The Company recognized lease expense of $45 thousand and $34 thousand in 2004 and 2003, respectively. The Audit Committee of First Security’s Board of Directors approved the agreement and believes its terms are no less favorable to First Security than it could have obtained from an unaffiliated third party.

Subsequent to year-end, FSGBank entered an exclusive listing agreement with two agents of Wood Properties, Inc., a real estate broker, to offer for sub-lease First Security's vacant property located at 109 Northshore Drive, Suite 300, Knoxville, Tennessee. H. Patrick Wood, a director of First Security, is the Chairman of the Board of Wood Properties. Under the agreement, First Security agrees to pay directly to the assigned Wood Properties, Inc. agents a commission of 4% of the total sublease payments if the sublease is made via one broker and 6% if the subtenant is represented by an independent broker (in which case the fees will be split between the brokers). The Audit Committee of First Security's Board of Directors approved the agreement and believes its terms are no less favorable to First Security than it could have obtained from an unaffiliated third party.

It is expected that First Security will continue to engage in similar banking and business transactions in the ordinary course of business with its directors, executive officers, principal shareholders and their associates in the future.

Table of Contrents

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees for professional audit and quarterly review services rendered by Joseph Decosimo and Company, PLLC, for the years ended December 31, 2004 and 2003 , as well as fees billed for other services rendered by Joseph Decosimo and Company, PLLC, during those periods. Certain changes have been made to amounts for 2003 to conform to the 2004 presentation.

	2004	2003
Audit Fees	$167,500	$120,000
Audit-Related Fees[1]	157,877	104,575
Tax Fees - Preparation and Compliance[2]	69,980	60,965
Sub total	395,357	285,540
Tax Fees - Other[3]	55,025	30,635
All Other Fees[4]	20,000	13,525
Sub total	75,025	44,160
Total Fees	$470,382	$329,700

(1)
Audit-related fees consisted of assurance and other services that are related to the performance of the audit or quarterly review of First Security’s financial statements. Such fees include audits and due diligence procedures related to acquisitions, audit of First Security’s benefit plan, and accounting consultation related to the aforementioned items.

(2)	Tax Fees - Preparation and Compliance consist of the aggregate fees billed for professional services rendered by Joseph Decosimo and Company, PLLC, for tax return preparation and compliance

(3)	Tax Fees - Other consist primarily of tax research and consultation related to acquisitions as well as tax planning and other tax advice.

(4)	Other fees consist primarily of fees billed for consultation with management regarding the appropriate accounting treatment of debt and equity financing.

The Board of Directors of First Security has considered whether the provision of services during 2004 by Joseph Decosimo and Company, PLLC that were unrelated to its audit of First Security’s financial statements or its reviews of First Security’s interim financial statements during 2004 is compatible with maintaining Joseph Decosimo and Company, PLLC’s independence. The services provided by the independent auditors were pre-approved by the Audit Committee to the extent required under applicable law and in accordance with the provisions of the Committee’s charter. The Audit Committee requires pre-approval of all audit and allowable non-audit services.

The appointment of Joseph Decosimo and Company, PLLC as independent auditors for First Security for fiscal year ending December 31, 2005 requires approval by the affirmative vote of the holders of shares of common stock representing a majority of the votes cast at the 2005 Annual Meeting of Shareholders.

Table of Contrents

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)
List of All Financial Statements. The following consolidated financial statements and report of independent certified public accountants of First Security are included in this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2004 and 2003.

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

•	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2004, 2003 and 2002.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

•	Notes to Consolidated Financial Statements.

(a)	(2)	The financial statement schedules are either included in the financial statements or are not applicable.

(a)	(3)
Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit
Number	Description

2.1
Assignment and Assumption Agreement, dated October 21, 2004, by and among Warren E. Payne, FSGBank, N.A and National Bank of Commerce. (Incorporated by reference from Exhibit 2.1 to First Security’s Current Report on Form 8-K dated October 21, 2004 (File No. 000-49747).)

2.2
Stock Purchase Agreement, dated October 21, 2004, by and between National Bank of Commerce and Warren E. Payne. (Incorporated by reference from Exhibit 2.2 to First Security’s Current Report on Form 8-K dated October 21, 2004 (File No. 000-49747).)

3.1
Articles of Incorporation of First Security. (Incorporated by reference from Exhibit 3.1 to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338 (the “Form S-1”).)

3.2	Bylaws of First Security. (Incorporated by reference from Exhibit 3.2 to the Form S-1).

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Form S-1.)

10.2*	First Security’s 2002 Long-Term Incentive Plan. (Incorporated by reference from Appendix A to First Security’s Proxy Statement filed August 16, 2002.)

Table of Contrents

Exhibit
Number	Description

10.3*	First Amendment to First Security’s 2002 Long-Term Incentive Plan. (Incorporated by reference from Appendix B to First Security’s Proxy Statement filed April 16, 2004.)

10.4*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.

10.5*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.

10.6*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.

10.7*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.

10.8*
Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and Rodger B. Holley. (Incorporated by reference from Exhibit 10.1 to First Security’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-49747).)

10.9*
Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and Lloyd L. Montgomery, III. (Incorporated by reference from Exhibit 10.2 to First Security’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-49747).)

10.10*
Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and William L. Lusk, Jr. (Incorporated by reference from Exhibit 10.3 to First Security’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-49747).)

14.1	First Security’s Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 10.14 to First Security’s Current Report on Form 8-K dated September 28, 2004 (File No. 000-49747).)

21.1	Subsidiaries of the Registrant. (Incorporated by reference from Exhibit 21.1 to First Security’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49747).)

23.1	Consent of Joseph Decosimo and Company, PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

Table of Contrents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1954, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/s/ Rodger B. Holley
Rodger B. Holley
President and Chief Executive Officer

DATE: March 14, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Rodger B. Holley	President, Chief Executive Officer and	March 14, 2005
Rodger B. Holley	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ William L. Lusk, Jr.	Secretary, Chief Financial Officer, and	March 14, 2005
William L. Lusk, Jr.	Executive Vice President
(Principal Financial Officer)

/s/ Denise M. Cobb	Controller and Vice-President	March 14, 2005
Denise M. Cobb	(Principal Accounting Officer)

/s/ Harold J. C. Anders	Director	March 14, 2005
Harold J. C. Anders

/s/ Carol H. Jackson	Director	March 14, 2005
Carol H. Jackson

/s/ Ralph L. Kendall	Director	March 14, 2005
Ralph L. Kendall

/s/ William B. Kilbride	Director	March 14, 2005
William B. Kilbride

/s/ D. Ray Marler	Director	March 14, 2005
D. Ray Marler

/s/ Lloyd L. Montgomery, III	Director and Chief Operating Officer	March 14, 2005
Lloyd L. Montgomery, III

/s/ Hugh J. Moser, III	Director	March 14, 2005
Hugh J. Moser, III

/s/ H. Patrick Wood	Director	March 14, 2005
H. Patrick Wood

::ODMA\PCDOCS\ATL\851913\5

Table of Contrents

EXHIBIT INDEX

The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit
Number	Description

2.1
Assignment and Assumption Agreement, dated October 21, 2004, by and among Warren E. Payne, FSGBank, N.A and National Bank of Commerce. (Incorporated by reference from Exhibit 2.1 to First Security’s Current Report on Form 8-K dated October 21, 2004 (File No. 000-49747).)

2.2
Stock Purchase Agreement, dated October 21, 2004, by and between National Bank of Commerce and Warren E. Payne. (Incorporated by reference from Exhibit 2.2 to First Security’s Current Report on Form 8-K dated October 21, 2004 (File No. 000-49747).)

3.1
Articles of Incorporation of First Security. (Incorporated by reference from Exhibit 3.1 to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338 (the “Form S-1”).)

3.2	Bylaws of First Security. (Incorporated by reference from Exhibit 3.2 to the Form S-1).

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Form S-1.)

10.2*	First Security’s 2002 Long-Term Incentive Plan. (Incorporated by reference from Appendix A to First Security’s Proxy Statement filed August 16, 2002.)

10.3*	First Amendment to First Security’s 2002 Long-Term Incentive Plan. (Incorporated by reference from Appendix B to First Security’s Proxy Statement filed April 16, 2004.)

10.4*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.

10.5*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.

10.6*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.

10.7*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.

10.8*
Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and Rodger B. Holley. (Incorporated by reference from Exhibit 10.1 to First Security’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-49747).)

10.9*
Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and Lloyd L. Montgomery, III. (Incorporated by reference from Exhibit 10.2 to First Security’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-49747).)

Table of Contrents

Exhibit
Number	Description

10.10*
Employment Agreement Dated as of May 16, 2003 by and between First Security Group, Inc. and William L. Lusk, Jr. (Incorporated by reference from Exhibit 10.3 to First Security’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-49747).)

14.1	First Security’s Code of Business Conduct and Ethics. (Incorporated by reference from Exhibit 10.14 to First Security’s Current Report on Form 8-K dated September 28, 2004 (File No. 000-49747).)

21.1	Subsidiaries of the Registrant. (Incorporated by reference from Exhibit 21.1 to First Security’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49747).)

23.1	Consent of Joseph Decosimo and Company, PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.