Form 10-K/A
period 2004-12-31
FIRST SECURITY GROUP INC/TN
filed 2005-05-02
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 333-59338

____________________________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

EXPLANATORY NOTE	2

PART II	2
Item 9A. Controls and Procedures	2

PART IV	6
Item 15. Exhibits and Financial Statement Schedules	6

SIGNATURES

EXPLANATORY NOTE

In reliance upon the Securities and Exchange Commission’s exemptive order providing a 45-day extension for the filing of management’s report on the Company’s internal controls over financial reporting and our independent registered firms attestation to management’s report, First Security Group, Inc. (“First Security”) did not include these reports in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. First Security is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) to provide the information that was not included in the original report.

No other information is being amended by this Amendment and First Security has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the original report.

PART II

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

Management’s Report on Internal Controls Over Financial Reporting

Management of First Security Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. First Security Group, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004), our management determined that it would exclude Kenesaw Leasing, Inc. and J&S Leasing, Inc. (the “Leasing Companies”) from the scope of its assessment of internal control over financial reporting as of December 31, 2004. The reason for the exclusion is that the Leasing Companies were acquired by First Security Group, Inc. in a purchase business combination that was completed in October 2004, and it was not possible for management to conduct an assessment of the Leasing Companies’ internal control over financial reporting in the period between the date the combination was completed and the date of management’s assessment. The Leasing Companies represented $61.4 million in total assets as of December 31, 2004 and total revenues (before interest expense, provision for lease losses, operating expenses including taxes, and gain on business combination) of $2.1 million since the date of acquisition. See Note 2, Business Combinations, of the Notes to the Consolidated Financial Statements.

Management assessed the effectiveness of First Security Group, Inc.’s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of First Security Group, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2004, First Security Group, Inc. maintained effective internal control over financial reporting.

Joseph Decosimo and Company PLLC, independent registered public accounting firm, who audited and reported on the consolidated financial statements of First Security Group, Inc., has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

DECOSIMO CERTIFIED PUBLIC ACCOUNTANTS	Joseph Decosimo and Company, PLLC Suite 1100 - Two Union Square Chattanooga, Tennessee 37402 www.decosimo.com

Board of Directors and Stockholders
First Security Group, Inc.
Chattanooga, Tennessee

We have audited management's assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that First Security Group, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Security Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of First Security Group's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kenesaw Leasing, Inc. and J&S Leasing, Inc. (the “Leasing Companies”), which are included in the 2004 consolidated financial statements of First Security Group, Inc. and subsidiary and constituted approximately $61.4 million of total assets as of December 31, 2004, and approximately $2.1 million of total revenues before interest expense, provision for lease losses, operating expenses including taxes, and gain on business combination, from the date of acquisition, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because it was acquired by the Company in a purchase business combination in October 2004, and management believes it was not possible for management to conduct an assessment of the Leasing Companies’ internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Our audit of internal control over financial reporting of First Security Group, Inc. also did not include an evaluation of the internal control over financial reporting of the Leasing Companies.

In our opinion, management's assessment that First Security Group, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, First Security Group, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of First Security Group, Inc. and subsidiary and our report dated February 4, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
April 29, 2005

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(3)
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

Exhibit
Number                           Description

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

FIRST SECURITY GROUP, INC.

By:	/s/ Rodger B. Holley
Rodger B. Holley
President and Chief Executive Officer

DATE:	April 29, 2005

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