Form 10-Q
period 2005-03-31
FIRST SECURITY GROUP INC/TN
filed 2005-05-09
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

Common Stock, $.0069 par value:
12,733,340 shares outstanding and issued as of April 23, 2005

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2005	2004	2004
(In thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from banks	$21,131	$15,935	$18,406
Federal Funds Sold and Securities Purchased
Under Agreements to Resell	-	-	4,690
Cash and Cash equivalents	21,131	15,935	23,096
Interest-Bearing Deposits in Banks	2,834	605	2,897
Securities Available For Sale	108,127	110,023	89,407
Loans Held for Sale	5,766	6,073	3,517
Loans	608,651	586,284	485,786
Total Loans	614,417	592,357	489,303
Less: Allowance for Loan Losses	8,866	8,312	5,641
	605,551	584,045	483,662
Premises and Equipment, net	25,977	26,295	25,118
Goodwill	12,430	12,430	12,424
Core Deposit and License Fee Intangibles, net	2,663	2,844	2,970
Other Assets	19,059	14,514	8,326
TOTAL ASSETS	$797,772	$766,691	$647,900

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2005	2004	2004
(In thousands, except share amounts)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest - Bearing Demand	$121,103	$109,325	$101,692
Interest - Bearing Demand	56,473	54,454	51,047
	177,576	163,779	152,739
Savings and Money Market Accounts	146,301	147,342	129,398
Time Deposits:
Certificates of Deposit of $100 thousand or more	111,179	106,474	95,773
Certificates of Deposit less than $100 thousand	158,612	157,886	164,160
Brokered Certificates of Deposit	74,693	65,045	2,143
	344,484	329,405	262,076
Total Deposits	668,361	640,526	544,213
Federal Funds Purchased and Securities Sold
under Agreements to Repurchase	28,279	23,255	12,234
Security Deposits - Leases	3,447	3,379	-
Other Borrowings	2,147	4,150	4,157
Other Liabilities	8,917	8,936	3,800
Total Liabilities	711,151	680,246	564,404

STOCKHOLDERS' EQUITY
Common stock - $.01 par value - 20,000,000 shares authorized; 12,726,140 issued as of March 31, 2005; 12,705,044 issued as of December 31, 2004; and 12,705,044 issued as of March 31, 2004	88	88	88
Paid-In Surplus	78,096	77,981	77,981
Retained Earnings	9,368	8,262	4,645
Accumulated Other Comprehensive (Loss) Income	(931)	114	782
Total Stockholders' Equity	86,621	86,445	83,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$797,772	$766,691	$647,900

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(Unaudited)
	Three Months Ended
	March 31,
(In thousands except per share amounts)	2005	2004
INTEREST INCOME
Loans, including fees	$10,923	$7,755
Debt Securities -taxable	774	558
Debt Securities -non-taxable	240	169
Other	95	68
Total Interest Income	12,032	8,550

INTEREST EXPENSE
Interest-Bearing Demand Deposits	57	41
Savings Deposits and Money Market Accounts	428	255
Certificates of Deposit of $100 thousand or more	764	607
Certificates of Deposit of less than $100 thousand	1,026	1,018
Brokered Certificates of Deposit	557	26
Other	155	87
Total Interest Expense	2,987	2,034

NET INTEREST INCOME	9,045	6,516
Provision for Loan Losses	1,143	675
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	7,902	5,841

NONINTEREST INCOME
Service Charges on Deposit Accounts	903	771
Gain on Sales of Available-for-Sale Securities, net	-	84
Other	760	451
Total Noninterest Income	1,663	1,306

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,575	3,430
Expense on Premises and Fixed Assets, net of rental income	1,318	936
Other	2,073	1,861
Total Noninterest Expenses	7,966	6,227

INCOME BEFORE INCOME TAX PROVISION	1,599	920
Income Tax Provision	493	270
NET INCOME	$1,106	$650

NET INCOME PER SHARE
BASIC	$0.09	$0.05
DILUTED	$0.09	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,722	12,703
DILUTED	12,992	12,916

 (See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands)	Shares	Amount	Surplus	Earnings	Income	Total
Balance - December 31, 2004	12,705	$88	$77,981	$8,262	$114	$86,445
Comprehensive income -
Net Income (unaudited)				1,106		1,106
Change in Net Unrealized
Gain on Securities Available
for Sale, net of tax (unaudited)					(1,045)	(1,045)
Proceeds from Exercise of Stock Options (unaudited)	21		115			115
Balance - March 31, 2005 (unaudited)	12,726	$88	$78,096	$9,368	$(931)	$86,621

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(Unaudited)
	Three Months Ended
	March 31,
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,106	$650
Adjustments to Reconcile Net Income to Net Cash (Used
In) Provided by Operating Activities -
Provision for loan losses	1,143	675
Gain on sale of available-for-sale securities	-	(84)
Amortization of premiums and discounts on securities, net	97	223
Amortization of intangibles	181	229
Amortization of deferred stock compensation	-	33
Depreciation	490	397
(Gain) Loss on sale of assets	(53)	11
Write-down of other real estate and repossessions	62	-
Changes in operating assets and liabilities -
Interest receivable	(145)	(8)
Other assets	(4,835)	476
Interest payable	572	(310)
Other liabilities	15	134
Net cash (used in) provided by operating activities	(1,367)	2,426

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	(2,229)	1,615
Activity in available-for-sale securities -
Sales	-	8,412
Maturities, prepayments, and calls	18,413	7,098
Purchases	(18,197)	(18,024)
Loan originations and principal collections, net	(23,515)	(12,151)
Proceeds from sale of assets	1,292	-
Additions to premises and equipment	(172)	(1,009)
Net cash used in investing activities	(24,408)	(14,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,835	3,909
Net increase in federal funds purchased and
securities sold under agreements to repurchase	5,024	165
Repayments of other borrowings	(2,003)	(2,002)
Proceeds from exercise of stock options	115	-
Proceeds from sale of common stock, net	-	23
Net cash provided by financing activities	30,971	2,095
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,196	(9,538)
CASH AND CASH EQUIVALENTS - beginning of period	15,935	32,634
CASH AND CASH EQUIVALENTS - end of period	$21,131	$23,096

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Supplemental disclosures of noncash investing and financing activities
Change in unrealized (depreciation) appreciation of securities,
net of deferred taxes of $538 for 2005 and $181 for 2004	$(1,045)	$352
Supplemental schedule of cash flows
Interest paid	$2,415	$2,344
Income taxes paid	$514	$166

(See Accompanying Notes to Consolidated Financial Statements)

Index

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

The consolidated financial statements include the accounts of First Security Group, Inc. and its subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated.

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B - COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (“SFAS”) No. 130, "Reporting Comprehensive Income," the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month period ended March 31, 2005 and 2004, respectively, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Net income	$1,106	$650
Unrealized (loss) gain on securities, net of tax	(1,045)	352
Comprehensive income, net of tax	$61	$1,002

Index

NOTE C - EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004

Net income	$1,106	$650
Denominator:
Weighted average common shares outstanding	12,722	12,703
Equivalent shares issuable upon exercise of stock options	270	213
Diluted shares	12,992	12,916
Net income per share
Basic	$0.09	$0.05
Diluted shares	$0.09	$0.05

NOTE D - STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock options. Accordingly, no compensation expense has been recognized in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the date of grant consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the proforma amounts indicated in the table below.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004

Net income, as reported	$1,106	$650
Compensation expense, net of tax	(72)	(74)
Pro forma net income	$1,034	$576
Basic net income per share:
As reported	$0.09	$0.05
Pro forma	$0.08	$0.05
Diluted net income per share:
As reported	$0.09	$0.05
Pro forma	$0.08	$0.04

Index

NOTE E - GUARANTEES

First Security Group, Inc., as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at March 31, 2005, December 31, 2004, and March 31, 2004 was $10,109 thousand, $6,239 thousand, and $3,857 thousand, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral obtained, if deemed necessary by the Company on extension of credit, is based on management’s credit evaluation.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”).  This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period which is usually the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the next fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R to determine its impact on our future financial statements.

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

Index

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company’s adoption of SOP 03-3 has not had a material impact on our financial condition or results of operations.

NOTE G- RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements presented for prior periods to conform to the 2005 presentation.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "FSG," "we," "us," “the Company” and "our" refer to First Security Group, Inc.

FIRST QUARTER 2005 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2005 and 2004. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

All per share data has been retroactively adjusted for the 12 for 10 stock split distributed on December 22, 2004, to shareholders of record on December 10, 2004. As a result of the split, the par value has been adjusted from $0.0083 to $0.0069 per share; however, the par value has been rounded to $0.01 per share for presentation purposes.

OVERVIEW

As of March 31, 2005, First Security had total consolidated assets of $797.8 million, total loans of $614.4 million, total deposits of $668.4 million and stockholders' equity of $86.6 million.

Net income for the three months ended March 31, 2005, was $1,106 thousand, or $.09 per share (basic and diluted), compared to net income of $650 thousand, or $.05 per share (basic and diluted) for the comparative period in March 2004. Net interest income and noninterest income increased by $2.9 million, collectively, while noninterest expense, including provision for loan losses, increased by $2.2 million. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisition and branching activity during 2004 and the first quarter of 2005.

We believe that our net income will continue to improve throughout 2005 as a result of our above-average net interest margin, our growth in 2004, and our anticipated growth through branching and marketing efforts in 2005.

RESULTS OF OPERATIONS

The following table summarizes components of income and expense and the changes in those components for the period ended March 31, 2005 as compared to the same period in 2004.

Condensed Consolidated Statements of Income
For the Three Months Ended March 31
(all dollar amounts in thousands)		Change
		From Prior
	2005	Year	%

Interest income	$12,032	$3,482	40.7%
Interest expense	2,987	953	46.9%
Net interest income	9,045	2,529	38.8%
Provision for loan losses	1,143	468	69.3%
Net interest income after provision for loan losses	7,902	2,061	35.3%
Noninterest income	1,663	357	27.3%
Noninterest expense	7,966	1,739	27.9%
Income before income taxes	1,599	679	73.8%
Income tax provision	493	223	82.6%
Net income	$1,106	$456	70.2%

Index

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended March 31, 2005, net interest income increased by $2.5 million, or 38.8%, to $9.0 million for the first quarter of 2005 compared to $6.5 million for the same period in 2004.

The level of net interest income is determined primarily by the average balances (volume) of interest earning assets and the various rate spreads between our interest-earning assets and our funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest-bearing deposits.

Interest income for the first quarter of 2005 was $12.0 million, a 40.7% increase as compared to the same period in 2004. The increase is due to an increase in the quarter-to-date average earning assets of $135.4 million, or 23.2%, to $719.1 million compared to average earning assets of $583.7 million for the same period in 2004. Our earning assets increased in the first quarter of 2005 on a comparative basis due to the deposit gathering activities (including the issuance of brokered CDs) of FSGBank. Deposits raised were used to fund or acquire earning assets, including our acquisition of Kenesaw Leasing and J&S Leasing in the fourth quarter of 2004. These additional earning assets have enabled First Security to earn more interest income.

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets. The tax equivalent yield on earning assets increased 93 basis points for the period ended March 31, 2005 to 6.90% from 5.97% for the same period in 2004. The changes in the yield relate to our changing the mix of earning assets from lower yielding assets such as federal funds sold to higher yielding loans and investment securities combined with the Federal Reserve increasing the federal funds rate and the discount rate in 2004 and the first quarter of 2005, which caused increases in the prime-lending rate.

Total interest expense was $3.0 million in the first quarter of 2005, or 46.9% higher, as compared to the same period in 2004. Interest expense increased primarily due to the additional volume of interest bearing liabilities. Average interest bearing liabilities increased $107.6 million, or 23.4%, for the three months ended March 31, 2005 compared to the same period in 2004. The significant increase in interest bearing liabilities was due to FSGBank’s market penetration and the issuance of brokered CD’s. The average rate paid on interest-bearing liabilities increased 35 basis points to 2.13% from 1.78% for the period ended March 31, 2005 and 2004, respectively. The increase is the result of the Federal Reserve rate increase initiative.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The net interest rate spread does not consider the impact of noninterest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing noninterest-bearing deposits in earning assets.

The Company’s net interest rate spread (on a tax equivalent basis) was 4.77% for the period ended March 31, 2005 compared to 4.19% for the same period in 2004. Net interest margin (on a tax equivalent basis) was 5.19% for the period ended March 31, 2005 compared to 4.57% for the same period in 2004. The increased net interest margin is the result of (1) our earning assets repricing faster than our interest bearing liabilities in an increasing interest rate environment, (2) changes in the mix of our earning assets (we invested federal funds sold in higher yielding assets such as loans and investment securities), and (3) the acquisition of Kenesaw Leasing and J&S Leasing in the fourth quarter of 2004. Average interest bearing liabilities as a percentage of average earning assets was 78.9% for the period ended March 31, 2005 compared to 78.8% for the same period in 2004.

Index

In 2005, the Federal Reserve has raised the federal funds rate by 25 basis points to 2.50%. Throughout 2005, we believe our net interest margin will remain relatively stable due to anticipated Federal Reserve rate increases. However, our net interest margin could decline due to increasing competitive deposit pricing pressure from the seven increases in interest rates by the Federal Reserve.

The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2005 and 2004.

Index

Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31
Fully Tax-Equivalent Basis
(all dollar amounts in thousands)
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$603,152	$10,925	7.35%	$486,610	$7,755	6.41%
Investment securities	108,984	1,176	4.37%	86,988	844	3.90%
Other earning assets	6,987	93	5.40%	10,132	69	2.74%
Total earning assets	719,123	12,194	6.90%	583,730	8,668	5.97%
Allowance for loan losses	(8,617)			(5,815)
Intangible assets	15,189			15,499
Cash & due from banks	18,838			20,263
Premises & equipment	26,230			24,888
Other assets	9,952			4,854
TOTAL ASSETS	$780,715			$643,419

Liabilities and Stockholders' Equity

Interest bearing liabilities:
NOW accounts	$55,232	57	0.42%	$50,158	42	0.34%
Money market accounts	111,940	396	1.43%	97,536	223	0.92%
Savings deposits	32,482	32	0.40%	31,706	32	0.41%
Time deposits < $100	158,357	1,026	2.63%	164,419	1,019	2.49%
Time deposits > $100	108,749	764	2.85%	93,103	606	2.62%
Brokered CD’s	70,259	557	3.22%	2,241	26	4.67%
Federal funds purchased	14,705	101	2.79%	5,016	18	1.44%
Repurchase agreements	13,473	24	0.72%	11,425	19	0.67%
Other borrowings	2,376	30	5.12%	4,365	52	4.79%
Total interest bearing liabilities	567,573	2,987	2.13%	459,969	2,037	1.78%
Net interest spread		$9,207	4.77%		$6,631	4.19%
Noninterest bearing demand deposits	114,846			97,002
Accrued expenses and other liabilities	12,010			3,044
Stockholders' equity	86,249			82,843
Unrealized gain on securities	37			561
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$780,715			$643,419

Impact of noninterest bearing
Sources and other changes in
Balance sheet composition			0.42%			0.38%

Net interest margin			5.19%			4.57%

Index

The following table presents the relative impact on net interest income to changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by FSGBank on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended March 31
(all dollar amounts in thousands)
	2005 Compared to 2004
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
Interest earning assets:
Loans, net of unearned income	$2,111	$1,059	$3,170
Investment securities	238	94	332
Other earning assets	(42)	66	24
Total earning assets	2,307	1,219	3,526

Interest bearing liabilities:
NOW accounts	5	10	15
Money market accounts	51	122	173
Savings deposits	-	-	-
Time deposits < $100	(40)	47	7
Time deposits > $100	105	53	158
Brokered CD’s	539	(8)	531
Federal funds purchased	67	16	83
Repurchase agreements	4	1	5
Other borrowings	(25)	3	(22)
Total interest bearing liabilities	706	244	950
Increase in net interest income	$1,601	$975	$2,576

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended March 31, 2005 was $1.1 million compared to $675 thousand in the same period of 2004. Net charge-offs for the first quarter of 2005 were $590 thousand compared to net charge-offs of $861 thousand for the same period in 2004. Net charge-offs as a percentage of average loans were 0.10% for the three months ended March 31, 2005 compared to 0.18% for the same period in 2004. The Bank’s peer group averages (as reported in the December 31, 2004 Uniform Bank Performance Report) were 0.17% in 2004.

In 2005 the provision for loan losses has been more than 2004 as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s past and anticipated growth, the level of past due, charged-off, classified and nonperforming loans as well as general economic conditions. For the three months ended March 31, 2005, our loan portfolio increased by $22.1 million compared to $11.3 million in the same period in 2004. Year-over-year, the loan portfolio increased by $125.1 million from March 31, 2004 to March 31, 2005. During the fourth quarter of 2004, we acquired approximately $60.6 million in leases in the acquisition of Kenesaw Leasing and J&S Leasing. Excluding maturities, prepayments, and payoffs of the purchased loans, our organic loan growth for the twelve months ended March 31, 2005 as compared to the same period in 2004, was approximately $64.5 million as a result of the marketing efforts of our loan officers.

Index

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We regularly analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

°	FSGBank’s loan loss experience;
°	specific known risks;
°	the status and amount of past due and nonperforming assets;
°	underlying estimated values of collateral securing loans;
°	current and anticipated economic conditions; and
°	other factors which management believes affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by FSGBank’s credit administration department and presented to the board of directors or the directors’ loan committee on at least a quarterly basis. In addition, our loan review department performs a regular review of the quality of the loan portfolio and adequacy of the allowance. Based on our analysis, which includes risk factors such as charge-off rates, past dues, and loan growth, we may determine that our future provision expense may need to increase or decrease in order for us to remain adequately reserved for probable loan losses. As of March 31, 2005, our analysis indicated that our credit quality was improving, and as such management believes that it may be appropriate to reduce the monthly provision expense by $100 thousand. Management will re-analyze the allowance for loan losses at June 30, 2005, or sooner if necessary, and adjust the provision expense accordingly.

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

Noninterest Income

Noninterest income totaled $1.7 million for the first quarter of this year, an increase of $357 thousand, or 27.3%, from the same period in 2004. The following table presents the components of noninterest income for the periods ended March 31, 2005 and 2004. We believe that our deposit related non-interest income will continue to improve throughout the remainder of 2005, but mortgage loan fee income may decrease due to declining mortgage originations resulting from increases in the 15- and 30- year mortgage interest rates.

Index

NONINTEREST INCOME
	Three Months Ended March 31,
		Percent
	2005	Change	2004
	(Dollar amounts in thousands)
NSF Fees	$673	28.9%	$522
Service Charges on Deposit Accounts	230	-7.6%	249
Mortgage Loan and Related Fees	346	40.1%	247
Net Gain on Sales of Available for Sale Securities	-	-100.0%	84
Other Income	414	102.9%	204
Total Noninterest Income	$1,663	27.3%	$1,306

One of the largest sources of noninterest income for First Security is service charges and fees on deposit accounts held by FSGBank. Total service charges, including non-sufficient funds fees, were $903 thousand for the first quarter of 2005, an increase of $132 thousand, or 17.1%, from the same period in 2004. During 2004, we implemented a “bounce protection” program for our customers. Bounce protection is an overdraft product that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee. This program and our growing deposit base resulted in an increase in our NSF fee income. Effective January 1, 2005, we decreased the amount of time that we may hold an overdraft prior to charging it off from 60 days to 45 days in order to begin more aggressive recovery efforts earlier in the process. As a result of this change, we decreased our net overdraft charge-offs, as well as potential earnings on NSF fees from non sufficient fund items that may have been presented from the 46th day to the 60th day. Service charges on deposit accounts decreased for the period ending March 31, 2005 due to (1) an increase in the average balance of checking and savings account thus decreasing the amount of service charges assessed to the customer, (2) an increase in “free checking” due to competitive pressures, and (3) a reduction in commercial account analysis charges due to increases in the crediting rate which often occur in a rising interest rate environment.

Mortgage loan and related fees for the first quarter of 2005 increased $99 thousand, or 40.1% to $346 thousand compared to $247 thousand in the first quarter of 2004 due to increased volume. The average balance of long-term mortgages for the period ended March 31, 2005 and 2004 was $4.1 million and $3.2 million, respectively.

Other income for the first quarter of 2005 was $414 thousand, compared to $204 thousand for the same period in 2004. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate and repossessions, safe deposit box fee income, and trust fee income. The majority of the increase in other income relates to point-of-sale fees on debit cards and gains on sales of other real estate and repossessions.

Noninterest Expense

Noninterest expense for the first quarter of 2005 increased $1.7 million, or 27.9%, to $8.0 million compared to $6.2 million for the same period in 2004. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense throughout 2005 as a result of our branching activities. The following table represents the components of noninterest expense for the three month periods ended March 31, 2005 and 2004.

Index

NONINTEREST EXPENSE
	Three Months Ended March 31,
		Percent
	2005	Change	2004
	(Dollar amounts in thousands)
Salaries & Benefits	$4,575	33.4%	3,430
Occupancy	646	41.7%	456
Furniture and Equipment	672	40.0%	480
Professional Fees	313	43.6%	218
Data Processing	266	-8.3%	290
Printing & Supplies	115	-31.5%	168
Communications	148	38.3%	107
Advertising	150	35.1%	111
Intangible Asset Amortization	182	-20.5%	229
Other Expense	899	21.8%	738
Total Noninterest Expense	$7,966	27.9%	$6,227

Salaries and benefits for the first quarter of 2005 increased 33.4% as compared to the same period in 2004. The increase in salaries and benefits is related to staff additions to accommodate our growth, as well as the acquisition of the leasing companies in the fourth quarter of 2004, which added approximately $295 thousand in salaries and benefits for 2005. As of March 31, 2005, we had 311 full time equivalent employees and operated 30 full service banking offices, one loan production office, and three leasing offices. In 2005, we plan to build five new branches in markets not currently served by us. Additionally, we anticipate renovating our new corporate headquarters building located at 531 Broad Street, Chattanooga, Tennessee. We will most likely occupy the headquarters in the later part of 2005.

Occupancy expense for the first quarter of 2005 increased by 41.7% as compared to the same period in 2004. The increase in the first quarter of 2005 was due to our opening six de novo branches (four subsequent to March 31, 2004) and assuming three facility leases through our acquisition of Kenesaw Leasing and J&S Leasing. As of March 31, 2005, First Security leased 10 facilities and it leased the land for four branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely and due to favorable market conditions and lease terms, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Similar to occupancy expense, furniture and equipment expense and communications expense increased in the first quarter of 2005 due to adding six new branches and the acquisition of the leasing companies.

Professional fees increased 43.6% for the first quarter of 2005 as compared to the same period in 2004. Professional fees include fees related to outsourcing internal audit, loan review, compliance and information technology audits to Professional Bank Services, as well as external audit (including Sarbanes Section 404 testing) and tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties.

Data processing fees declined for the first quarter of 2005 primarily due to the conversion of our four banking regions into one data processing system.

Intangible asset amortization expense decreased 20.5% in the first quarter of 2005 as compared to the same period in 2004. The decline in amortization expense is due to core deposit intangible assets amortizing on a accelerated basis in which the expense recognized declines over the estimated useful life of the assets which is 10 years. In the fourth quarter of 2004, we added a new amortizing intangible asset associated with the purchase of license fee agreements related to operating Primer Banco Seguro branches within our market. These license fee agreements are amortized on a straight-line basis over a period of 10 years.

Index

Other expense increased 21.8% in the first quarter of 2005 as compared to the same period in 2004. The increase is primarily a function of our increased branching activities.

Income Taxes

The Company booked income tax expense of $493 for the first quarter of 2005 compared to $223 for the same period in 2004. Our effective tax rate for the period ended March 31, 2005 and 2004, was 30.8% and 32.8%, respectively.

STATEMENT OF FINANCIAL CONDITION

First Security's total assets at March 31, 2005 were $797.8 million, $766.7 million at December 31, 2004, and $647.9 million at March 31, 2004. Our asset growth is directly related to deposit growth and the funds available to First Security for investment. The increase in our consolidated assets is due to the branching and deposit activities of FSGBank and the acquisition of Kenesaw Leasing and J&S Leasing, which the Company funded by issuing brokered CD’s.

Throughout 2005, we expect our assets to continue to grow as we plan to further leverage our existing banking branches, build five new branches in markets not currently serviced by us, and actively pursue additional acquisitions of existing banks and bank branches.

Loans

Total loans increased 3.7% in the first quarter of 2005 as compared to December 31, 2004 and 25.6% compared to the first quarter of 2004. The quarter-to-quarter growth can be attributed to our acquisition of Kenesaw Leasing and J&S Leasing, and our branching efforts along with the lending efforts of our senior management lending team. We believe that general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance. At March 31, 2005, our loan portfolio was 77.0% of total assets. At the beginning of 2003, we hired an experienced senior credit administration officer and an experienced senior loan review officer to oversee these respective areas at First Security. We took this action because of the size of our loan portfolio and its historical and future projected growth, as well as the economy not showing signs of recovery and increases in our past due, classified and nonaccrual loans. As a result of these hires, we have gained a better understanding of our asset quality, established better warning and early detection systems regarding our loans, and developed a more comprehensive analysis of our allowance for loan losses. While FSGBank’s trend in nonaccrual loans is higher for the period ended March 31, 2005 as compared to year-end, its trend in loans 90 days past due is down. Furthermore, we remain below our peer group (as reported in the December 31, 2004 Uniform Bank Performance Report) on aggregated nonaccrual and 90-day past due loans as a percentage of gross loans. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”)

The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. We analyze the loan portfolio regularly to identify potential problems. We undertake this analysis in conjunction with the establishment of our allowance for loan losses to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced. Furthermore, our policy requires regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed. These analyses are thoroughly reviewed by our credit administration group. In addition to these analyses of existing loans, management considers FSGBank’s loan growth, historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect probable loan losses. First Security’s methodology for determining the adequacy of the allowance for loan losses is explained in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan Losses.”

Index

In the first quarter of 2005, net charge-offs were $589 thousand compared to net charge-offs of $861 thousand for the same period in 2004. Our net charge-offs as a percentage of average loans were 0.10% for the three months ended March 31, 2005 compared to 0.18% for the same period in 2004. The Bank’s peer group averages were 0.17% in 2004. The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
	For the three months ended March 31,
	2005	2004
Allowance for loan losses -	(Dollar amounts in thousands)
Beginning of period	$8,312	$5,827
Provision for loan losses	1,143	675
Sub-total	9,455	6,502
Charged off loans:
Commercial - leases	262	-
Commercial - loans	239	613
Real estate - construction	-	-
Real estate - residential mortgage	11	21
Consumer and other	143	342
Total charged off	655	976
Recoveries of charged-off loans:
Commercial - leases	11	-
Commercial - loans	6	114
Real estate - construction	-	-
Real estate - residential mortgage	2	-
Consumer	47	1
Total recoveries	66	115
Net charged-off loans	589	861
Allowance for loan losses - end of period	$8,866	$5,641

As a percentage of average loans:
Net loans charged-off	0.10%	0.18%
Provision for loan losses	0.19%	0.14%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio and has resulted in a larger unallocated general reserve than we had previously determined in prior years.

Index

Allocation of the Allowance for Loan Losses
As of March 31, 2005 and 2004
(all dollar amounts in thousands)
	2005		2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial-leases	$1,811	9.8%	$-	-
Commercial-loans	1,402	20.2%	1,333	24.5%
Real estate-construction	951	13.7%	538	9.9%
Real estate-mortgage	3,099	44.6%	2,715	49.9%
Consumer	808	11.6%	854	15.7%
Unallocated	795	-	201	-
Total	$8,866	100.0%	$5,641	100.0%

We believe that the allowance for loan losses at March 31, 2005 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool. See “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Loan Losses.”

Nonperforming Assets

Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, and other real estate under contract for sale. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $1.8 million at March 31, 2005, $985 thousand at December 31, 2004, and $2.3 million at March 31, 2004. The nonaccrual loans at March 31, 2005 included $747 thousand of commercial loans, $244 thousand of consumer loans, and $803 thousand of real-estate secured loans. There are no commitments to lend additional funds to customers with loans on non-accrual status at March 31, 2005.

Loans 90 days past due and still accruing were $666 thousand at March 31, 2005, compared to $1.2 million at December 31, 2004, and $1.4 million at March 31, 2004. Of these past due loans at March 31, 2005, $132 thousand were secured by real estate, $101 thousand were commercial loans, $125 thousand were consumer loans and $308 thousand were leases.

At March 31, 2005, we owned other real estate in the amount of $1.5 million. First Security’s other real estate consisted of $379 thousand in vacant land, $836 thousand in residential real estate, and $332 in non-farm/nonresidential property. All of these properties have been written down to their respective fair values.

While nonperforming assets have increased over prior years, our nonperforming asset ratios generally remain below our peer group. At March 31, 2005, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.40% of total outstanding loans compared to 0.53% for our peer group. The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 27.7% compared to 44.0% for our peer group. The ratio of nonaccrual loans and loans 90 days past due to equity capital was 2.84% compared to 4.10% for our peer group. The ratio of nonaccrual loans, loans 90 days past due and other real estate owned to total loans and other real estate owned was 0.65% compared to 0.70% for our peer group.

Index

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

Securities totaled $108.1 million at March 31, 2005, $110.0 million at December 31, 2004 and $89.4 million at March 31, 2004. The growth in the securities portfolio year over year occurred as a result of our efforts to invest excess federal funds sold into investments and to maintain a certain level of liquid assets in correlation to our overall asset growth. At March 31, 2005, the securities portfolio had unrealized net losses of approximately $931 thousand, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at March 31, 2005 consisted of United States government agency bonds, federal agency bonds, mortgage backed securities, asset backed securities, tax-exempt municipal securities and taxable municipal securities. The following table provides the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF INVESTMENT SECURITIES - AMORTIZED COST
(in thousands)	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years
Municipal-tax exempt	$1,130	$2,580	$11,931	$11,904
Municipal-taxable	50	-	-	-
Agency Bonds	1,676	24,998	-	-
Agency issued remics	4,674	23,603	-	-
Agency issued pools	110	16,985	7,887	1,106
Asset backed & CMO	-	904	-	-
Total	$7,640	$69,070	$19,818	$13,010
Tax Equivalent Yield	3.98%	3.99%	5.01%	5.76%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of March 31, 2005, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the first quarter ended 2005, the amortized cost and market value of the securities from each such issuer are as follows:

Index

(in thousands)	Book Value	Market Value
Fannie Mae	$ 28,672	$ 28,179
FHLMC*	$ 42,559	$ 41,807
FHLB**	$ 9,250	$ 9,179

* Federal Home Loan Mortgage Corporation
** Federal Home Loan Bank

At March 31, 2005 and December 31, 2004, First Security had no federal funds sold, a decrease of $4.7 million from our March 31, 2004 balance. The decrease resulted from strong loan demand and our efforts to invest a portion of these federal funds into liquid investment securities and loans to improve our average yield on earning assets.

As of March 31, 2005, First Security held $95 thousand in certificates of deposit at other FDIC insured financial institutions. First State Bank purchased these earning assets prior to its acquisition by First Security. We do not intend to renew the certificates upon maturity, but rather we will invest the funds in liquid investment securities.

Deposits and Other Borrowings

Deposits increased by 4.3% as of March 31, 2005 compared to December 31, 2004 and 21.8% compared to the same period in 2004 due to (1) our management team drawing customers away from other financial institutions, (2) our branching efforts which are discussed in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Statement of Financial Condition” and (3) our issuance of brokered CDs to fund our acquisition of Kenesaw Leasing and J&S Leasing. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2005 we plan to build five new branches. As a result of these future branches, we anticipate that our deposits will continue to increase throughout 2005.

Federal funds purchased and securities sold under agreements to repurchase were $28.2 million as of March 31, 2005, compared to $23.3 million and $12.2 million as of December 31, 2004 and March 31, 2004, respectively. The increase in fed funds purchased and repurchase agreements has been used as a source to fund the significant growth in the Company’s loan portfolio.

The following table details the maturities and rates of the term borrowings from the Federal Home Loan Bank of Cincinnati as of March 31, 2005.

Date	Type	Principal	Term	Rate	Maturity
1/8/2002	Fixed Rate Advance	500,000	48 months	5.04%	1/6/06
1/10/2002	Fixed Rate Advance	500,000	48 months	5.00%	1/10/06
1/15/2002	Fixed Rate Advance	500,000	48 months	4.77%	1/13/06
1/17/2002	Fixed Rate Advance	500,000	48 months	4.90%	1/17/06
		$2,000,000

Composite rate	4.93%

Liquidity

Liquidity refers to First Security’s ability to adjust its future cash flows to meet the needs of our daily operations. First Security relies primarily on management fees from FSGBank to fund its daily operations liquidity needs. First Security’s cash balance on deposit with FSGBank, which totaled approximately $4.5 million as of March 31, 2005, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

Index
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

At March 31, 2005, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 18.1% (excluding anticipated loan repayments). As of December 31, 2004 and March 31, 2004, the liquidity ratios were 16.4% and 18.0% respectively.

FSGBank is a member of the Federal Home Loan Bank of Cincinnati and has attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as the commercial real estate loan portfolio. As of March 31, 2005, the outstanding term debt in FHLB borrowings was $2.0 million. See “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Deposits and Other Borrowings.” FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of March 31, 2005 our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $33.0 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $82.5 million at March 31, 2005 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter end, we had $9.6 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, we had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business. During 2004 First Security entered the brokered deposits market as a source of funding, generating approximately $65 million in new monies in order to fund additional interest earning assets, specifically the acquisition of Kenesaw Leasing and J&S Leasing. As of March 31, 2005 we had $74.7 million in brokered CDs outstanding with a weighted average remaining life of approximately 15 months, a weighted average coupon rate of 2.98% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.19%. Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable. Management believes that FSGBank’s liquidity sources are adequate to meet its operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases, and loan commitments. Unfunded loan commitments totaled $177.8 million at March 31, 2005. The following table illustrates our significant contractual obligations at March 31, 2005, by future payment period.

Index

CONTRACTUAL OBLIGATIONS
		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(Dollar amounts in thousands)
Certificates of deposit	(1)	$344,484	$217,113	$111,360	$16,011	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	28,279	28,279	-	-	-
FHLB borrowings	(3)	2,000	2,000	-	-	-
Operating lease obligations	(4)	6,471	984	1,530	1,392	2,565
Purchase obligations - investment securities	(5)	2,988	2,988	-	-	-
Note payable	(6)	147	10	24	27	86
Total		$384,369	$251,374	$112,914	$17,430	$2,651
_______________
1 Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposit, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operation - Deposits and Other Borrowings.”
2 We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.
3 For more information regarding FHLB borrowings, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Financial Statements.”
4 Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.
5 In March 2005 we purchased four securities with a settlement date in April 2005. For more information regarding investment securities, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operation - Investment Securities and Other Earning Assets.”
6 This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash used in operations during the first quarter of 2005 totaled $1.4 million compared to net cash provided by operations of $2.4 million for the same period in 2004. The change can be attributed to an increase in other non-earning assets including other real estate and repossessions combined with the purchase of bank owned life insurance, offset by an increase in earnings and the provision for loan losses. Net cash used in investing activities increased to $24.4 million as compared to $14.1 million primarily due to the increase in the loan portfolio and proceeds from sales of other real estate. Net cash provided by financing activities increased significantly quarter over quarter to $31.0 million compared to $2.1 million in 2004. The increase is due to the increase in deposits as a result of our branching activities combined with the issuance of brokered CD’s.

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

Index

March 31, 2005	Well Capitalized	Adequately Capitalized	First Security	FSGBank

Tier I capital to risk adjusted assets	6.0%	4.0%	10.7%	9.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.9%	10.4%
Leverage ratio	5.0%	4.0%	9.4%	8.5%

December 31, 2004

Tier I capital to risk adjusted assets	6.0%	4.0%	11.2%	10.0%
Total capital to risk adjusted assets	10.0%	8.0%	12.4%	11.2%
Leverage ratio	5.0%	4.0%	9.9%	8.8%

March 31, 2004

Tier I capital to risk adjusted assets	6.0%	4.0%	12.8%	11.2%
Total capital to risk adjusted assets	10.0%	8.0%	13.9%	12.3%
Leverage ratio	5.0%	4.0%	10.7%	9.3%

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

Index

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”).  This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period which is usually the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the next fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R to determine its impact on our future financial statements.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company’s adoption of SOP 03-3 has not had a material impact on our financial condition or results of operations.

Index

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

Index

First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at the end of the quarter, an exposure to falling rates and a benefit from rising rates. More specifically, for the period ended March 31, 2005 the model forecasts a decline in net interest income of $967 thousand or 10.69%, as a result of a 200 basis point decline in rates. The model also predicts a $971 thousand increase in net interest income, or 10.74% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of March 31, 2005. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

	INTEREST RATE RISK INCOME SENSITIVITY SUMMARY
(Dollar amounts in thousands)	DOWN 200 BP	CURRENT	UP 200 BP
Net interest income	$8,078	$9,045	$10,016
$ change net interest income	(967)	-	971
% change net interest income	-10.69%	0.00%	10.74%

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Index

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Management’s Report on Internal Controls over Financial Reporting in the amended 10-K filed May 2, 2005, the Company elected to exclude from the scope of its assessment of internal control over financial reporting as of December 31, 2004, Kenesaw Leasing, Inc. and J&S Leasing, Inc. (the “Leasing Companies”). During the first quarter of 2005, we conducted an internal audit of the Leasing Companies in which potential deficiencies were identified in internal controls over financial reporting. Management is promptly remediating the potential deficiencies and will conduct additional testing in the second quarter of 2005. At this time management is not aware of any facts that lead it to believe any of the potential deficiencies will constitute, individually or collectively, a material weakness in our internal control over financial reporting.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC. (Registrant)

May 9, 2004	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer & President

May 9, 2004	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President