Form 10-Q
period 2005-06-30
FIRST SECURITY GROUP INC/TN
filed 2005-07-29
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common Stock, $.01 par value:

12,734,060 shares outstanding and issued as of July 20, 2005

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands)	June 30, 2005	December 31, 2004	June 30, 2004
	(unaudited)		(unaudited)
ASSETS
Cash and Due from banks	$21,771	$15,935	$22,748

Federal Funds Sold and Securities Purchased Under Agreements to Resell	9,710	—	—

Cash and Cash equivalents	31,481	15,935	22,748

Interest-Bearing Deposits in Banks	307	605	4,696

Securities Available For Sale	112,859	110,023	86,127

Loans Held for Sale	5,917	6,073	2,289
Loans	618,069	586,284	497,903

Total Loans	623,986	592,357	500,192
Less: Allowance for Loan Losses	9,165	8,312	5,594

	614,821	584,045	494,598

Premises and Equipment, net	25,639	26,295	25,388

Goodwill	12,430	12,430	12,424

Core Deposit and License Fee Intangibles, net	2,503	2,844	2,923

Other Assets	31,214	14,514	10,390

TOTAL ASSETS	$831,254	$766,691	$659,294

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)	June 30, 2005	December 31, 2004	June 30, 2004
	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest—Bearing Demand	$129,251	$109,325	$108,534
Interest—Bearing Demand	58,000	54,454	52,312

	187,251	163,779	160,846

Savings and Money Market Accounts	147,513	147,342	134,202

Time Deposits:
Certificates of Deposit of $100 thousand or more	116,454	106,474	94,550
Certificates of Deposit less than $100 thousand	162,443	157,886	160,144
Brokered Certificates of Deposit	94,347	65,045	1,773

	373,244	329,405	256,467

Total Deposits	708,008	640,526	551,515
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	18,384	23,255	17,243
Security Deposits—Leases	3,724	3,379	—
Other Borrowings	2,144	4,150	4,154
Other Liabilities	9,778	8,936	3,649

Total Liabilities	742,038	680,246	576,561

STOCKHOLDERS’ EQUITY
Common stock—$.01 par value—20,000,000 shares authorized; 12,734,060 issued as of June 30, 2005; 12,705,044 issued as of December 31, 2004; and 12,705,044 issued as of June 30, 2004	88	88	88
Paid-In Surplus	78,165	77,981	77,981
Retained Earnings	11,263	8,262	5,461
Accumulated Other Comprehensive (Loss) Income	(300)	114	(797)

Total Stockholders’ Equity	89,216	86,445	82,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$831,254	$766,691	$659,294

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$11,756	$7,716	$22,679	$15,471
Debt securities-taxable	819	520	1,593	1,078
Debt securities-non-taxable	254	216	494	385
Other	196	39	291	107

Total interest income	13,025	8,491	25,057	17,041

INTEREST EXPENSE
Interest bearing demand deposits	96	46	153	87
Savings Deposits and Money Market Accounts	502	259	930	514
Certificates of Deposit of $100 thousand or more	871	584	1,635	1,191
Certificates of Deposit of less than $100 thousand	1,163	999	2,189	2,017
Brokered Certificates of Deposit	726	23	1,283	49
Other	76	81	231	168

Total Interest Expense	3,434	1,992	6,421	4,026

NET INTEREST INCOME	9,591	6,499	18,636	13,015
Provision for loan losses	843	675	1,986	1,350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,748	5,824	16,650	11,665

NONINTEREST INCOME
Service charges on deposit accounts	963	1,040	1,866	1,811
Gain on Sales of Available-for-Sale Securities, net	—	—	—	84
Other	1,274	632	2,034	1,083

Total Noninterest Income	2,237	1,672	3,900	2,978

NONINTEREST EXPENSES
Salaries and employee benefits	4,586	3,463	9,161	6,893
Expense on Premises and Fixed Assets, net of rental income	1,328	1,039	2,646	1,975
Other	2,298	1,829	4,371	3,690

Total Noninterest Expenses	8,212	6,331	16,178	12,558

INCOME BEFORE INCOME TAX PROVISION	2,773	1,165	4,372	2,085
Income Tax Provision	878	349	1,371	619

NET INCOME	$1,895	$816	$3,001	$1,466

NET INCOME PER SHARE
BASIC	$0.15	$0.06	$0.24	$0.12
DILUTED	$0.15	$0.06	$0.23	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,733	12,706	12,727	12,704
DILUTED	13,014	12,916	13,003	12,916

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

	Common Stock		Paid-In Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount
Balance—December 31, 2004	12,705	$88	$77,981	$8,262	$114	$86,445
Comprehensive income—
Net Income (unaudited)				3,001		3,001
Change in Net Unrealized
Loss on Securities Available for Sale, net of tax (unaudited)					(414)	(414)
Proceeds from Exercise of Stock Options (unaudited)	29		184			184

Balance—June 30, 2005 (unaudited)	12,734	$88	$78,165	$11,263	$(300)	$89,216

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,001	$1,466
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Provision for loan losses	1,986	1,350
Gain on sale of available-for-sale securities	—	(84)
Amortization of premiums and discounts on securities, net	147	422
Amortization of intangibles	341	425
Amortization of deferred stock compensation	—	33
Depreciation	991	818
(Gain) Loss on sale of assets	(225)	11
Write-down of other real estate and repossessions	60	—
Changes in operating assets and liabilities—
Interest receivable	(395)	58
Other assets	663	(1,170)
Interest payable	709	(570)
Other liabilities	691	424

Net cash provided by operating activities	7,969	3,183

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	298	(184)
Activity in available-for-sale securities—
Sales	—	8,412
Maturities, prepayments, and calls	24,972	17,228
Purchases	(28,582)	(27,466)
Loan originations and principal collections, net	(34,985)	(23,762)
Purchase of bank owned life insurance	(17,250)	—
Proceeds from sale of assets	2,670	—
Additions to premises and equipment	(335)	(1,700)

Net cash used in investing activities	(53,212)	(27,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	67,482	11,211
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(4,871)	5,174
Repayments of other borrowings	(2,006)	(2,005)
Proceeds from exercise of stock options	184	23

Net cash provided by financing activities	60,789	14,403

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,546	(9,886)
CASH AND CASH EQUIVALENTS—beginning of period	15,935	32,634

CASH AND CASH EQUIVALENTS—end of period	$31,481	$22,748

Supplemental disclosures of noncash investing and financing activities
Change in unrealized depreciation of securities, net of deferred taxes of $213 for 2005 and $(603) for 2004	$(414)	$(1,227)
Supplemental schedule of cash flows
Interest paid	$5,712	$4,596
Income taxes paid	$2,089	$646

(See Accompanying Notes to Consolidated Financial Statements)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of First Security Group, Inc. (“First Security”) and its subsidiary, FSGBank, N.A (“FSGBank”), which is wholly-owned. All significant intercompany balances and transactions have been eliminated.

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B—COMPREHENSIVE INCOME (LOSS)

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income (loss) for the three and six month periods ended June 30, 2005 and 2004, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net income	$1,895	$816	$3,001	$1,466
Unrealized gain (loss) on securities, net of tax	631	(1,579)	(414)	(1,227)

Comprehensive income (loss), net of tax	$2,526	$(763)	$2,587	$239

NOTE C—EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$1,895	$816	$3,001	$1,466

Denominator:
Weighted average common shares outstanding	12,733	12,706	12,727	12,704
Equivalent shares issuable upon exercise of stock options	281	210	276	212

Diluted shares	13,014	12,916	13,003	12,916
Net income per share
Basic	$0.15	$0.06	$0.24	$0.12

Diluted shares	$0.15	$0.06	$0.23	$0.11

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE D—STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for stock options. Accordingly, no compensation expense has been recognized in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the date of grant consistent with SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the proforma amounts indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$1,895	$816	$3,001	$1,466
Compensation expense, net of tax	(73)	(74)	(145)	(148)

Pro forma net income	$1,822	$742	$2,856	$1,318

Basic net income per share:
As reported	$0.15	$0.06	$0.24	$0.12
Pro forma	$0.14	$0.06	$0.22	$0.10
Diluted net income per share:
As reported	$0.15	$0.06	$0.23	$0.11
Pro forma	$0.14	$0.06	$0.22	$0.10

NOTE E—GUARANTEES

First Security Group, Inc., as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at June 30, 2005, December 31, 2004, and June 30, 2004 was $10,957 thousand, $6,329 thousand, and $5,557 thousand, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral obtained, if deemed necessary by the Company on extension of credit, is based on management’s credit evaluation.

NOTE F—ACQUISITIONS

On May 12, 2005, First Security and its wholly-owned subsidiary FSGBank entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Jackson Bank & Trust (“Jackson Bank”), pursuant to which, among other things, First Security will acquire 100% of the outstanding shares of common stock of Jackson Bank in exchange for $92.00 per share (the “Share Exchange”). Subsequent to the Share Exchange, it is expected that Jackson Bank will be merged with and into First Security’s wholly-owned subsidiary FSGBank, with FSGBank surviving the transaction.

Under the terms and subject to the conditions of the Agreement, which has been approved by the Boards of Directors of both First Security and Jackson Bank, at the effective time of the Share Exchange (the “Closing

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Date”), all of the outstanding common stock and options of Jackson Bank will be acquired by First Security for approximately $33.1 million in cash, or $92.00 per share. We expect to complete the acquisition in the third quarter of 2005, pending receipt of regulatory approvals and the satisfaction of other customary conditions.

NOTE G—PLANNED PUBLIC OFFERING

Effective June 13, 2005, the Company announced that it had filed a registration statement with the Securities and Exchange Commission relating to the proposed public offering of 4,500,000 shares of its common stock. The underwriters for the offering will be granted an option for the purchase of up to an additional 675,000 shares of common stock to cover over-allotments. We anticipate offering these shares of common stock during the third quarter of 2005. The exact terms of the offering, which will be made only by a final prospectus, have not yet been disclosed. We intend to use a portion of the net proceeds to finance the acquisition of Jackson Bank. We will use the remaining proceeds for general corporate purposes, which may include, among other things, our working capital needs and investments in our subsidiary bank to support our growth. In addition, we may use a portion of the net proceeds to finance additional acquisitions.

In addition, effective June 13, 2005, we signed a listing agreement with Nasdaq Stock Market, Inc. and applied to have our common stock listed on the Nasdaq National Market under the symbol “FSGI.” Although there is no assurance that our application will be approved, we believe we meet the eligibility requirements for listing. As a result, we will need to meet the continuing eligibility requirements of companies listed on the Nasdaq National Market.

NOTE H—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the next fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R to determine its impact on our future financial statements.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) concluded its discussion of Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The EITF provided guidance for evaluating whether an investment is other-than-temporarily impaired. Initially, this guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The EITF subsequently delayed the effective date of this pronouncement as it related to

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

other-than-temporary impairment valuation pending further discussion of the definition of “other-than-temporarily impaired.” The EITF consensus also requires certain quantitative and qualitative disclosures which were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. Effective June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FASB Staff Position (FSP) EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final (the FASB plans to retitle this FSP as FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments). The final FSP will supersede EITF Issue 03-1 and will nullify the guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF Issue 03-1. Additionally, the guidance will codify the guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 12, 2005. FSP FAS 115-1 is not expected to have a material effect on First Security’s consolidated financial statements.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company’s adoption of SOP 03-3 has not had a material impact on our financial condition or results of operations.

NOTE I—RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements presented for prior periods to conform to the 2005 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “First Security,” “FSG,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Form 10-Q, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of the war on terrorism, and more specifically the United States led war in Iraq;

•	interest rate and credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions, including the Jackson Bank acquisition, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of reserves for possible loan losses.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

SECOND QUARTER 2005 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security’s results of operations and financial condition reflected in the unaudited financial statements for the three-month and six-month periods ended June 30, 2005 and 2004. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

All per share data has been retroactively adjusted for the 12-for-10 stock split in the form of a stock dividend effected on December 22, 2004. As a result of the split, the par value for accounting purposes has been adjusted from $0.0083 to $0.0069 per share; however, the par value has been rounded to $0.01 per share for presentation purposes.

Overview

On May 12, 2005, First Security and its wholly-owned subsidiary FSGBank entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Jackson Bank & Trust (“Jackson Bank”), pursuant to which, among other things, First Security will acquire 100% of the outstanding shares of common stock of Jackson Bank in exchange for $92.00 per share (the “Share Exchange”). Subsequent to the Share Exchange, it is expected that Jackson Bank will be merged with and into First Security’s wholly-owned subsidiary FSGBank, with FSGBank surviving the transaction.

Under the terms and subject to the conditions of the Agreement, which has been approved by the Boards of Directors of both First Security and Jackson Bank, at the effective time of the Share Exchange (the “Closing Date”), all of the outstanding common stock and options of Jackson Bank will be acquired by First Security for approximately $33.1 million in cash, or $92.00 per share. We expect to complete the acquisition in the third quarter of 2005, pending receipt of regulatory approvals and the satisfaction of other customary conditions.

Effective June 13, 2005, the Company announced that it had filed a registration statement with the Securities and Exchange Commission relating to the proposed public offering of 4,500,000 shares of its common stock. Effective July 29, 2005, the Company filed a pre-effective amendment to the original registration statement. The underwriters for the offering will be granted an option for the purchase of up to an additional 675,000 shares of common stock to cover over-allotments. We anticipate offering these shares of common stock during the third quarter of 2005. The exact terms of the offering, which will be made only by a final prospectus, have not yet been disclosed. We intend to use a portion of the net proceeds to finance the acquisition of Jackson Bank. We will use the remaining proceeds for general corporate purposes, which may include, among other things, our working capital needs and investments in our subsidiary bank to support our growth. In addition, we may use a portion of the net proceeds to finance additional acquisitions.

In addition, effective June 13, 2005, we signed a listing agreement with Nasdaq Stock Market, Inc. and applied to have our common stock listed on the Nasdaq National Market under the symbol “FSGI.” Although there is no assurance that our application will be approved, we believe we meet the eligibility requirements for listing. As a result, we will need to meet the continuing eligibility requirements of companies listed on the Nasdaq National Market.

As of June 30 2005, First Security had total consolidated assets of approximately $831.3 million, total loans of approximately $624.0 million, total deposits of approximately $708.0 million and stockholders’ equity of approximately $89.2 million. Net income for the three months ended June 30, 2005, was approximately $1.9 million, or $0.15 per share (basic and diluted), compared to net income of $816 thousand, or $0.06 per share (basic and diluted) for the comparative period ended 2004. Net income for the six months ended June 30, 2005, was $3.0 million, or $0.24 and $0.23 per basic and diluted share, respectively, compared to net income of $1.5 million, or $0.12 and $0.11 per basic and diluted share, respectively, for the comparative period in 2004. Net interest income and noninterest income for the six month period increased by $6.5 million, collectively, while noninterest expense, including provision for loan losses, increased by $4.3 million. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisition and branching activity during 2004 and the first half of 2005.

As of December 31, 2004, we had total consolidated assets of approximately $766.7 million, total loans of approximately $592.4 million, total deposits of approximately $640.5 million and shareholders’ equity of approximately $86.4 million. In 2004, our net income, after recognizing an extraordinary gain of approximately

$785 thousand (net of tax), was approximately $4.3 million, resulting in basic and diluted net income of $0.34 and $0.33 per share, respectively.

We believe that our net income will continue to improve throughout 2005 as a result of our proposed acquisition of Jackson Bank, our above-average net interest margin, and our anticipated growth through branching and marketing efforts in 2005. Following the offering and the acquisition of Jackson Bank, we anticipate that our total assets will exceed $1 billion.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that we reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Accounting policies related to the allowance for loan losses and the impairment of goodwill and other intangible assets each represent a critical accounting estimate.

The allowance for loan losses is established and maintained at levels management deems adequate to absorb possible credit losses inherent in the portfolio as of the balance sheet date. The level is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, underlying estimated values of collateral securing loans, current economic conditions and other factors. Should any of these factors change, the estimate of credit losses in the loan portfolio and the related allowance would also change.

SFAS No. 142 prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

THREE AND SIX MONTHS ENDED JUNE 30, 2005

Results of Operations

The following table summarizes components of income and expense and the changes in those components for the three and six month periods ended June 30, 2005 as compared to the same periods in 2004.

Condensed Consolidated Statements of Income

	For the Three Months Ended June 30, 2005	Change from the Prior Year		For the Six Months Ended June 30, 2005	Change from the Prior Year
		Amount	%		Amount	%
	(Dollar amounts in thousands)
Gross interest income	$13,025	$4,534	53.4%	$25,057	$8,016	47.0%
Gross interest expense	3,434	1,442	72.4%	6,421	2,395	59.5%

Net interest income	9,591	3,092	47.6%	18,636	5,621	43.2%
Provision for loan losses	843	168	24.9%	1,986	636	47.1%

Net interest income after provision for loan losses	8,748	2,924	50.2%	16,650	4,985	42.7%
Noninterest income	2,237	565	33.8%	3,900	922	31.0%
Noninterest expense	8,212	1,881	29.7%	16,178	3,620	28.8%

Income before income taxes	2,773	1,608	138.0%	4,372	2,287	109.7%
Income tax provision	878	529	151.6%	1,371	752	121.5%

Net income	$1,895	$1,079	132.2%	$3,001	$1,535	104.7%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended June 30, 2005, net interest income increased by $3.1 million, or 47.6%, to $9.6 million for the second quarter of 2005, compared to $6.5 million for the same period a year ago. For the six months ended June 30, 2005, net interest income increased by $5.6 million, or 43.2%, to $18.6 million, compared to $13.0 million for the same period in 2004.

We monitor and evaluate the effect of certain risks on our earnings and seek balance between the risks assumed and returns sought. Some of these risks include interest rate risk, credit risk and liquidity risk.

The level of net interest income is determined primarily by the average balances (volume) of interest earning assets and the various rate spreads between our interest-earning assets and our funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.

Interest income for the second quarter of 2005 was $13.0 million, a 53.4% increase as compared to the same period in 2004. Interest income for the six month period ended June 30, 2005 was $25.1 million, a 47.0% increase as compared to the same period in 2004. The increases for the three and six months ended June 30, 2005 are primarily due to increases in our average earning assets of $142.6 million, or 24.0%, and $136.6 million, or 23.2%, respectively, as compared to the same periods in 2004. Our earning assets have increased on a comparative basis primarily due to our deposit gathering activities, including the issuance of $40.6 million of brokered certificates of deposit (brokered CDs). Deposits raised were used to fund or acquire earning assets, including our acquisition of Kenesaw Leasing and J&S Leasing in the fourth quarter of 2004. These additional earning assets have enabled us to earn more interest income.

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets. The tax equivalent yield on earning assets increased 125 basis points for the quarter ended June 30, 2005 to 7.09% from 5.84% for the same period in 2004. The changes in the yield relate to our changing the mix of earning assets from lower yielding assets such as federal funds sold to higher yielding loans and investment securities combined with the Federal Reserve Board increasing the federal funds rate and the discount rate in 2004 and the first half of 2005, which resulted in increases to our lending rates.

Total interest expense was $3.4 million in the second quarter of 2005, or 72.4% higher, as compared to the same period in 2004. For the six months ended June 30, 2005, interest expense was $6.4 million, or 59.5% higher, as compared to the same period in 2004. The increase in interest expense for the three and six months ended June 30, 2005 is primarily due to the additional volume of interest bearing liabilities. Average interest bearing liabilities increased $121.4 million, or 26.1%, and $114.6 million, or 24.8%, for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The significant increase in interest bearing liabilities was due to our market penetration and the issuance of brokered CDs. The average rate paid on interest bearing liabilities increased 63 basis points to 2.35% from 1.72% for the three months ended June 30, 2005 and 2004, respectively, and 50 basis points to 2.25% from 1.75% for the six months ended June 30, 2005 and 2004, respectively. The increase is the result of the Federal Reserve Board rate increase initiative and our issuance of higher-cost brokered CDs.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The net interest rate spread does not consider the impact of noninterest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing noninterest bearing deposits in earning assets.

Our net interest rate spread (on a tax equivalent basis) was 4.74% for the quarter ended June 30, 2005, compared to 4.12% for the same period in 2004. Net interest margin (on a tax equivalent basis) was 5.22% for the quarter ended June 30, 2005, compared to 4.49% for the same period in 2004. For the six months ended June 30, 2005, our net interest spread and net interest margin were 4.73% and 5.20%, compared to 4.16% and 4.53% for the same period in 2004. The increased net interest margin is the result of (1) our earning assets repricing faster than our interest bearing liabilities in an increasing interest rate environment, (2) changes in the mix of our earning assets (we invested federal funds sold in higher yielding assets such as loans and investment securities) and (3) the acquisition of Kenesaw Leasing and J&S Leasing in the fourth quarter of 2004. Average interest bearing liabilities as a percentage of average earning assets was 79.4% for the quarter ended June 30, 2005, compared to 78.1% for the same period in 2004. For the six months ended June 30, 2005, average interest bearing liabilities as a percentage of average earning assets was 79.4%, compared to 78.4% for the same period in 2004.

In 2005, the Federal Reserve Board has raised its target federal funds rate by 100 basis points to 3.25%. Throughout 2005, we believe our net interest margin will remain relatively stable due to anticipated Federal Reserve Board target federal funds rate increases. However, our net interest margin could decline due to increasing competitive deposit pricing pressure from the nine increases in interest rates by the Federal Reserve Board.

The following table summarizes net interest income and average yields and rates paid for the quarters ended June 30, 2005 and 2004.

Average Consolidated Balance Sheets and Net Interest Analysis Fully Tax Equivalent Basis

	For the Three Months Ended June 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$620,185	$11,758	7.60%	$499,251	$7,726	6.22%
Investment securities	111,019	1,228	4.44%	87,614	875	4.02%
Other earning assets	6,460	50	3.10%	8,164	37	1.82%

Total earning assets	737,664	13,036	7.09%	595,029	8,638	5.84%

Allowance for loan losses	(9,045)			(5,673)
Intangible assets	15,019			15,318
Cash & due from banks	21,113			21,892
Premises & equipment	25,884			25,289
Other assets	22,537			4,971

Total assets	$813,172			$656,826

Liabilities and shareholders’ equity
Interest bearing liabilities:
NOW accounts	$59,412	96	0.65%	$52,799	46	0.35%
Money market accounts	115,613	465	1.61%	99,452	233	0.94%
Savings deposits	32,428	37	0.46%	33,023	26	0.32%
Time deposits < $100	161,680	1,163	2.89%	164,216	999	2.45%
Time deposits > $100	112,551	871	3.10%	92,440	584	2.54%
Brokered CDs	85,465	726	3.41%	1,998	23	4.63%
Federal funds purchased	2,436	21	3.46%	3,664	13	1.43%
Repurchase agreements	14,127	28	0.79%	12,672	20	0.63%
Other borrowings	2,145	27	5.05%	4,200	48	4.60%

Total interest bearing liabilities	585,857	3,434	2.35%	464,464	1,992	1.72%

Net interest spread		$9,602	4.74%		$6,646	4.12%

Noninterest bearing demand deposits	125,888			105,507
Accrued expenses and other liabilities	12,968			3,381
Shareholders’ equity	88,982			83,443
Unrealized gain on securities	(523)			31

Total liabilities and shareholders’ equity	$813,172			$656,826

Impact of noninterest bearing sources and other changes in balance sheet composition			0.48%			0.37%

Net interest margin			5.22%			4.49%

The following table presents the relative impact on net interest income to changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amount of the change in each category.

Change in Interest Income and Expenses on Tax Equivalent Basis

For the Three Months Ended June 30, 2005 Compared to 2004

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest earning assets:
Loans, net of unearned income	$2,293	$1,739	$4,032
Investment securities	259	94	353
Other earning assets	(13)	26	13

Total earning assets	2,539	1,859	4,398

Interest bearing liabilities:
NOW accounts	11	39	50
Money market accounts	65	167	232
Savings deposits	(1)	12	11
Time deposits < $100	(18)	182	164
Time deposits > $100	156	131	287
Brokered CDs	709	(6)	703
Federal funds purchased	(11)	19	8
Repurchase agreements	3	5	8
Other borrowings	(26)	5	(21)

Total interest bearing liabilities	888	554	1,442

Increase in net interest income	$1,651	$1,305	$2,956

Average Consolidated Balance Sheets and Net Interest Analysis Fully Tax Equivalent Basis

	For the Six Months Ended June 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$611,720	$22,684	7.48%	$492,931	$15,486	6.32%
Investment securities	109,661	2,388	4.39%	87,301	1,720	3.96%
Other earning assets	4,574	65	2.87%	9,148	105	2.31%

Total earning assets	725,955	25,137	6.98%	589,380	17,311	5.91%

Allowance for loan losses	(8,833)			(5,743)
Intangible assets	15,103			15,409
Cash & due from banks	19,985			21,077
Premises & equipment	26,056			25,088
Other assets	18,144			4,911

Total assets	$796,410			$650,122

Liabilities and shareholders’ equity
Interest bearing liabilities:
NOW accounts	$57,333	153	0.54%	$51,478	87	0.34%
Money market accounts	113,787	861	1.53%	98,493	456	0.93%
Savings deposits	32,455	69	0.43%	32,365	58	0.36%
Time deposits < $100	160,028	2,189	2.76%	164,318	2,017	2.47%
Time deposits > $100	110,661	1,635	2.98%	92,772	1,191	2.58%
Brokered CDs	77,904	1,283	3.32%	2,119	49	4.65%
Federal funds purchased	8,536	122	2.88%	4,339	31	1.44%
Repurchase agreements	13,802	52	0.76%	12,049	38	0.63%
Other borrowings	2,260	57	5.09%	4,283	99	4.65%

Total interest bearing liabilities	576,766	6,421	2.25%	462,216	4,026	1.75%

Net interest spread		$18,716	4.73%		$13,285	4.16%

Noninterest bearing demand deposits	120,398			101,254
Accrued expenses and other liabilities	12,488			3,213
Shareholders’ equity	87,003			83,143
Unrealized gain on securities	(245)			296

Total liabilities and shareholders’ equity	$796,410			$650,122

Impact of noninterest bearing sources and other changes in balance sheet composition			0.47%			0.37%

Net interest margin			5.20%			4.53%

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest earning assets:
Loans, net of unearned income	$4,405	$2,793	$7,198
Investment securities	487	181	668
Other earning assets	(65)	25	(40)

Total earning assets	4,827	2,999	7,826

Interest bearing liabilities:
NOW accounts	16	50	66
Money market accounts	116	289	405
Savings deposits	—	11	11
Time deposits < $100	(59)	231	172
Time deposits > $100	264	180	444
Brokered CDs	1,248	(14)	1,234
Federal funds purchased	60	31	91
Repurchase agreements	7	7	14
Other borrowings	(51)	9	(42)

Total interest bearing liabilities	1,601	794	2,395

Increase in net interest income	$3,226	$2,205	$5,431

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended June 30, 2005 was $843 thousand, compared to $675 thousand in the same period of 2004. Net charge-offs for the second quarter of 2005 were $543 thousand, compared to net charge-offs of $722 thousand for the same period in 2004. The provision for the six months ended June 30, 2005 and 2004 was $2.0 million and $1.4 million, respectively. Net charge-offs for the six months ended June 30, 2005 and 2004 were $1.1 million and $1.6 million, respectively. Annualized net charge-offs as a percentage of average loans were 0.35% for the three months ended June 30, 2005, compared to 0.58% for the same period in 2004. Annualized net charge-offs as a percentage of average loans were 0.37% for the six months ended June 30, 2005, compared to 0.64% for the same period in 2004.

We increased the provision for loan losses in the first six months of 2005 relative to 2004 as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. For the six months ended June 30, 2005, our loan portfolio increased by $31.6 million, compared to $22.2 million in the same period in 2004. Year-over-year, the loan portfolio increased by $123.8 million from June 30, 2004 to June 30, 2005. During the fourth quarter of 2004, we acquired approximately $60.6 million in leases in the acquisition of Kenesaw Leasing and J&S Leasing. Excluding maturities, prepayments and payoffs of the purchased loans, our organic loan growth for the twelve months ended June 30, 2005, as compared to the same period in 2004, was approximately $63.2 million as a result of the marketing efforts of our loan officers.

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We regularly analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

•	our loan loss experience;

•	specific known risks;

•	the status and amount of past due and nonperforming assets;

•	underlying estimated values of collateral securing loans;

•	current and anticipated economic conditions; and

•	other factors which management believes affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our Board of Directors or the loan committee on at least a quarterly basis. In addition, our loan review department performs a regular review of the quality of the loan portfolio and adequacy of the allowance. Based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, we may determine that our future provision expense needs to increase or decrease in order for us to remain adequately reserved to absorb possible credit losses. As of March 31, 2005, our analysis indicated that our credit quality was improving, and as such management reduced the monthly provision expense by $100 thousand during the second quarter of 2005. Our June 30, 2005 analysis reflected continued improvement in our credit quality. As a result, management believes that it may be appropriate to reduce the monthly provision expense by $50 thousand per month. Management will re-analyze the allowance for loan losses and adjust the provision expense accordingly at September 30, 2005, or sooner if necessary.

Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses, compared to a group of peer banks identified by the regulators. During their routine examinations of FSGBank, the regulators may require us to make additional provisions to our allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

While it is our policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

Noninterest income totaled $2.2 million for the second quarter of this year, an increase of $565 thousand, or 33.8%, from the same period in 2004. For the six months ended June 30, 2005, noninterest income totaled $3.9 million, an increase of $922 thousand, or 31.0%, from the same period in 2004. The following table presents the components of noninterest income for the three and six months ended June 30, 2005 and 2004. We believe that our deposit related noninterest income will continue to improve throughout the remainder of 2005, but mortgage loan fee income may decrease due to declining mortgage originations resulting from increases in the 15- and 30- year mortgage interest rates.

Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
	(Dollar amounts in thousands)
NSF fees	$727	$793	-8.3%	$1,400	$1,316	6.4%
Service charges on deposit accounts	236	247	-4.5%	466	495	-5.9%
Mortgage loan and related fees	382	396	-3.5%	728	643	13.2%
Net gain on sales of available for sale securities	—	—	N/A	—	84	-100.0%
Other income	892	236	278.0%	1,306	440	196.8%

Total noninterest income	$2,237	$1,672	33.8%	$3,900	$2,978	31.0%

One of the largest sources of noninterest income for us is service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $963 thousand for the second quarter of 2005, a decrease of $77 thousand, or 7.4%, from the same period in 2004. For the six months ended June 30, 2005, total service charges, including NSF fees, were $1.9 million, an increase of $55 thousand, or 3.0% from the same period in 2004. During 2004, we implemented a “bounce protection” program for our customers. Bounce protection is an overdraft product that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee. This program and our growing deposit base resulted in an increase in NSF fee income for the six months ended June 30, 2005. Effective January 1, 2005, we decreased the amount of time that we may hold an overdraft prior to charging it off from 60 days to 45 days in order to begin more aggressive recovery efforts earlier in the process. As a result of this change, we experienced a decrease in the second quarter of 2005 compared to 2004 in our net overdraft charge-offs, as well as earnings on NSF fees from non-sufficient fund items that would have been presented from the 46th day to the 60th day. Service charges on deposit accounts decreased for the three and six month periods ending June 30, 2005 due to (1) an increase in the average balance of checking and savings accounts thus decreasing the amount of service charges assessed to the customer, (2) an increase in “free checking” due to competitive pressures and (3) a reduction in commercial account analysis charges due to increases in the crediting rate which often occur in a rising interest rate environment.

Mortgage loan and related fees for the second quarter of 2005 decreased $14 thousand, or 3.5% to $382 thousand, compared to $396 thousand in the second quarter of 2004. The mortgage origination volume for the quarters ended June 30, 2005 and 2004 was $11.4 million and $13.9 million, respectively. For the six months ended June 30, 2005, mortgage loan and related fees increased $85 thousand, or 13.2% to $728 thousand from $643 thousand for the same period in 2004. The mortgage origination volume for the six months ended June 30, 2005 and 2004 was $35.0 million and $28.8 million, respectively.

Other income for the three and six months ended June 30, 2005 was $892 thousand and $1.3 million, respectively, compared to $236 thousand and $440 thousand, respectively, for the same periods in 2004. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate and repossessions, safe deposit box fee income, trust fee income and underwriting revenue. The majority of the increase in other income on both a quarterly and year-to-date basis relates to gains on sales of other real estate and repossessions, combined with underwriting revenue generated by our reinsurance activities.

Noninterest Expense

Noninterest expense for the second quarter of 2005 increased $1.9 million, or 29.7%, to $8.2 million, compared to $6.3 million for the same period in 2004. For the six months ended June 30, 2005, noninterest expense increased $3.6 million, or 28.8%, to $16.2 million, compared to $12.6 million for the same period in 2004. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense throughout 2005 as a result of our branching activities. The following table represents the components of noninterest expense for the three and six months ended June 30, 2005 and 2004.

Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
	(Dollar amounts in thousands)
Salaries & benefits	$4,586	$3,463	32.4%	$9,161	$6,893	32.9%
Occupancy	621	492	26.2%	1,267	948	33.6%
Furniture and equipment	707	547	29.3%	1,380	1,027	34.4%
Professional fees	303	266	13.9%	616	489	26.0%
Data processing	278	309	-10.0%	553	599	-7.7%
Printing & supplies	120	153	-21.6%	234	321	-27.1%
Communications	142	122	16.4%	290	229	26.6%
Advertising	167	124	34.7%	317	235	34.9%
Intangible asset amortization	160	196	-18.4%	342	425	-19.5%
Other expense	1,128	659	71.2%	2,018	1,392	45.0%

Total noninterest expense	$8,212	$6,331	29.7%	$16,178	$12,558	28.8%

Salaries and benefits increased 32.4% and 32.9%, respectively for the three and six months ended June 30, 2005, as compared to the same periods in 2004. The increase in salaries and benefits is related to staff additions to accommodate our growth, as well as the acquisition of the leasing companies in the fourth quarter of 2004, which added approximately $375 thousand and $721 thousand in salaries and benefits on a three and six month basis, respectively in 2005. As of June 30, 2005, we had 319 full time equivalent employees and operated 30 full service banking offices and four loan and lease production offices. We anticipate opening three branches during 2005 and have budgeted to open two additional branches if we are able to identify and acquire or lease suitable locations. Effective June 30, 2005, our application to open a new branch in Cleveland, Bradley County, Tennessee was approved and we have subsequently secured a lease for the new branch which will be located at 301 Keith Street, Cleveland, Tennessee. We also filed an application on June 29, 2005 to open a branch in Varnell, Catoosa County, Georgia, which we expect to be approved by the first of August 2005. Additionally, we anticipate renovating our new corporate headquarters building located at 531 Broad Street, Chattanooga, Tennessee. We will most likely occupy the new headquarters in the later part of 2005 or early 2006.

Occupancy expense increased 26.2% and 33.6%, respectively for the three and six months ended June 30, 2005, as compared to the same periods in 2004. The increase on a three and six month basis for 2005 as compared to 2004 was due to our opening six de novo branches (three subsequent to June 30, 2004) and assuming three facility leases through our acquisition of Kenesaw Leasing and J&S Leasing. As of June 30, 2005, we leased 11 facilities and the land for four additional branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Similar to occupancy expense, furniture and equipment expense, communications expense and advertising expense increased on a three and six month basis in 2005 compared to 2004 due to adding six new branches and the acquisition of the leasing companies.

Professional fees increased 13.9% and 26.0%, respectively for the three and six months ended June 30, 2005, as compared to the same periods in 2004. Professional fees include fees related to outsourcing internal audit, loan review, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes-Oxley Act of 2002) and tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties.

Data processing fees declined on a three and six month basis in 2005, as compared to 2004, primarily due to the conversion in the third quarter of 2004 of our four banking regions into one data processing system.

Intangible asset amortization expense decreased 18.4% and 19.5%, respectively for the three and six months ended June 30, 2005, as compared to the same periods in 2004. The decline in amortization expense is due to core deposit intangible assets amortizing on an accelerated basis in which the expense recognized declines over the estimated useful life of the assets, which is 10 years. In the fourth quarter of 2004, we added a new amortizing intangible asset associated with the purchase of license fee agreements related to operating Primer Banco Seguro branches within our market. These license fee agreements are amortized on a straight-line basis over a period of 10 years.

Other expense increased 71.2% and 45.0% for the three and six months ended June 30, 2005, as compared to the same periods in 2004. The increase is primarily a function of our increased branching activities and underwriting expense related to our reinsurance activities.

Income Taxes

We recorded income tax expense of $878 thousand for the second quarter of 2005, compared to $349 thousand for the same period in 2004. Our effective tax rate for the three months ended June 30, 2005 and 2004, was 31.7% and 30.0%, respectively. For the six months ended June 30, 2005, we recorded income tax expense of $1.4 million, compared to $619 thousand for the same period in 2004. Our effective tax rate for the six months ended June 30, 2005 and 2004 was 31.4% and 30.0%, respectively.

Statement of Financial Condition

Our total assets were $831.3 million at June 30, 2005, $766.7 million at December 31, 2004 and $659.3 million at June 30, 2004. Our asset growth is primarily funded by our deposit growth and retained earnings. For the twelve and six months ended June 30, 2005, we grew our deposits through aggressive marketing for core deposits and through the issuance of brokered CDs, which were invested in interest earning assets and bank owned life insurance. Year-over-year, our earning assets grew primarily through loan originations and the acquisition of Kenesaw Leasing and J&S Leasing, which we funded by issuing brokered CDs.

Throughout 2005, we expect our assets to continue to grow as we plan to further leverage our existing banking branches, open from three to five de novo branches in markets not currently serviced by us, and actively pursue additional acquisitions of existing banks and bank branches.

Loans

As of June 30, 2005, total loans increased 5.3% from the year ended December 31, 2004 and were 24.7% greater at June 30, 2005 than at June 30, 2004. The quarter-to-quarter growth can be attributed to our acquisition of Kenesaw Leasing and J&S Leasing, our branching efforts and the lending efforts of our senior management lending team. We believe that general loan growth will remain strong in the near term, although rising market interest rates may reduce loan demand. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance. At June 30, 2005, our loan portfolio was 75.1% of total assets. At the beginning of 2003, we hired an experienced senior credit administration officer and an experienced senior loan review officer to oversee these respective areas. We took this action because of the size of our loan portfolio and its historical and future projected growth, as well as increases in our past due, classified and nonaccrual loans and the overall state of the economy at that time. During 2003, we established a credit administration and loan review process which has strengthened the monitoring, controlling and measuring of our credit risk. During 2004, we further improved our underwriting by standardizing credit analyses and developing a comprehensive credit policy. As a result, we have gained a better understanding of our asset quality, established better warning and early detection systems regarding our loans and developed a more comprehensive analysis of our allowance for loan losses. While our trend in nonaccrual loans is higher for the period ended June 30, 2005 as compared to year-end, the trend in loans 90 days past due is down. Furthermore, we remain below our peer group (as reported in the March 31, 2005 Uniform Bank Performance Report) on aggregated nonaccrual and 90-day past due loans as a percentage of gross loans.

The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. We analyze the loan portfolio regularly to identify potential problems. We undertake this analysis in conjunction with the establishment of our allowance for loan losses to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced. Furthermore, our policy requires regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed. These analyses are thoroughly reviewed by our credit administration group. In addition to these analyses of existing loans, management considers our loan growth, historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect possible loan losses.

For the six months ended June 30, 2005, net charge-offs were $1.1 million compared to net charge-offs of $1.6 million for the same period in 2004. Our annualized net charge-offs as a percentage of average loans were 0.37% for the six months ended June 30, 2005 compared to 0.64% for the same period in 2004. The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004.

Analysis of Changes in Allowance for Loan Losses

	For the Six Months Ended June 30,
	2005	2004
	(Dollar amounts in thousands)
Allowance for loan losses—
Beginning of period	$8,312	$5,827
Provision for loan losses	1,986	1,350

Sub-total	10,298	7,177

Charged-off loans:
Commercial—leases	575	—
Commercial—loans	305	1,229
Real estate—construction	31	—
Real estate—residential mortgage	132	21
Consumer and other	318	569

Total charged-off	1,361	1,819

Recoveries of charged-off loans:
Commercial—leases	15	—
Commercial—loans	24	192
Real estate—construction	—	—
Real estate—residential mortgage	76	—
Consumer	113	44

Total recoveries	228	236

Net charged-off loans	1,133	1,583

Allowance for loan losses—end of period	$9,165	$5,594

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	0.37%	0.64%
Provision for loan losses (annualized)	0.65%	0.55%

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

Allocation of the Allowance for Loan Losses

	As of June 30, 2005		As of June 30, 2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollar amounts in thousands)
Commercial—leases	$1,992	10.1%	$—	—
Commercial—loans	3,304	18.9%	1,796	24.0%
Real estate-construction	503	15.1%	269	11.2%
Real estate—mortgage	1,997	45.1%	2,860	50.1%
Consumer	894	10.5%	652	14.7%
Unallocated	475	0.3%	17	—

Total	$9,165	100.0%	$5,594	100.0%

We believe that the allowance for loan losses at June 30, 2005 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan category.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans and other real estate under contract for sale. We place loans on nonaccrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $1.2 million at June 30, 2005, $985 thousand at December 31, 2004 and $1.8 million at June 30, 2004. The nonaccrual loans at June 30, 2005 included $732 thousand of commercial loans, $214 thousand of consumer loans and $280 thousand of real estate secured loans. There were no commitments to lend additional funds to customers with loans on nonaccrual status at June 30, 2005.

Loans 90 days past due and still accruing were $966 thousand at June 30, 2005, compared to $1.2 million at December 31, 2004 and $962 thousand at June 30, 2004. Of these past due loans at June 30, 2005, $349 thousand were secured by real estate, $401 thousand were commercial loans, $76 thousand were consumer loans and $140 thousand were leases.

At June 30, 2005, we owned other real estate in the amount of $1.8 million, compared to $2.3 million at December 31, 2004 and $1.6 million at June 30, 2004. Our other real estate consisted of $257 thousand in vacant land, $1,047 thousand in residential real estate and $509 thousand in nonfarm/nonresidential property. All of these properties have been written down to their respective fair values.

At June 30, 2005, we owned repossessed assets in the amount of $2.7 million, compared to $2.5 million at December 31, 2004 and $127 thousand at June 30, 2004. The increase in repossessed assets as compared to prior periods, is primarily due to the acquisition of Kenesaw Leasing and J&S Leasing in October 2004. At the time of repossession, these assets were written down to their respective fair values.

At June 30, 2005, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.35% of total outstanding loans compared to 0.52% for our peer group. The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 23.92% compared to 43.16% for our peer group (as reported in the March 31, 2005 Uniform Bank Performance Report). The ratio of nonaccrual loans and loans 90 days past due to equity capital was 2.46% compared to 4.06% for our peer group. The ratio of nonaccrual loans, loans 90 days past due and other real estate owned to total loans and other real estate owned was 0.64%, compared to 0.65% for our peer group.

Investment Securities and Other Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities: “held-to-maturity” or “available-for-sale.” Currently, none of our investments are classified as held to maturity. While we have no plans to liquidate a significant amount of any securities, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.

Securities totaled $112.9 million at June 30, 2005, $110.0 million at December 31, 2004 and $86.1 million at June 30, 2004. The growth in the securities portfolio year over year occurred as a result of our efforts to maintain a certain level of liquid assets in correlation to our overall asset growth. At June 30, 2005, the securities portfolio had unrealized net losses of approximately $300 thousand, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2005 consisted of tax-exempt municipal securities, taxable municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs). The following table provides the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities—Amortized Cost

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years
	(Dollar amounts in thousands)
Municipal—tax exempt	$558	$3,037	$13,670	$11,068
Municipal—taxable	50	—	—	—
Agency bonds	1,620	26,481	—	—
Agency issued REMICS	4,495	25,804	—	—
Agency issued pools	160	15,733	7,633	1,096
Asset-backed & CMO	—	1,909	—	—

Total	$6,883	$72,964	$21,303	$12,164

Tax equivalent yield	3.89%	4.05%	5.09%	5.81%

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the

County of Knox under the authority from the State of Tennessee (the Qualified Bond). As of June 30, 2005, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of June 30, 2005, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(Dollar amounts in thousands)
Fannie Mae	$20,915	$20,756
Federal Home Loan Mortgage Corporation	$50,896	$50,369
Federal Home Loan Bank of Cincinnati	$10,683	$10,652

At June 30, 2005, we had federal funds sold of $9.7 million, compared to none at December 31, 2004 and June 30, 2004. The increase in federal funds sold, as compared to year-end, is primarily due to our deposit growth exceeding our loan growth. As a result, we invested the excess deposits into federal funds sold based on our liquidity needs. As of June 30, 2005, we held $195 thousand in certificates of deposit at other FDIC insured financial institutions. At June 30, 2005, we held $17.7 million in bank owned life insurance, compared to $352 thousand and $345 thousand at December 31, 2004 and June 30, 2004, respectively.

Deposits and Other Borrowings

Deposits increased by 10.5% as of June 30, 2005 compared to December 31, 2004 and 28.4% compared to June 30, 2004 due to (1) our management team drawing customers away from other financial institutions, (2) our branching efforts and (3) our issuance of brokered CDs to fund loan growth and our acquisition of Kenesaw Leasing and J&S Leasing. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2005 we plan to open from three to five new branches. As a result of these future branches and the branches we opened in the past few years, we anticipate that our deposits will continue to increase throughout 2005.

Federal funds purchased and securities sold under agreements to repurchase were $18.4 million as of June 30, 2005 compared to $23.3 million and $17.2 million as of December 31, 2004 and June 30, 2004, respectively. The decrease in federal funds purchased and repurchase agreements, as compared to year-end, is primarily due to our deposit growth outpacing our loan growth resulting in excess funds which were used to pay off federal funds purchased.

The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Cincinnati (FHLB), as of June 30, 2005.

Borrow Date	Type	Principal	Term	Rate	Maturity
1/8/02	Fixed rate advance	$500,000	48 months	5.04%	1/6/06
1/10/02	Fixed rate advance	500,000	48 months	5.00%	1/10/06
1/15/02	Fixed rate advance	500,000	48 months	4.77%	1/13/06
1/17/02	Fixed rate advance	500,000	48 months	4.90%	1/17/06

		$2,000,000

Composite rate	4.93%

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We primarily rely on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $3.8 million as of June 30, 2005, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

The liquidity of FSGBank refers to the ability or financial flexibility to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis. The primary sources of funds for FSGBank are cash generated by repayments of outstanding loans, interest payments on loans and new deposits. Additional liquidity is available from the maturity and earnings on securities and liquid assets, as well as the ability to liquidate securities available-for-sale.

At June 30, 2005, our consolidated liquidity ratio (defined as cash, due from banks, federal funds sold and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 18.4% (excluding anticipated loan repayments). As of December 31, 2004 and June 30, 2004, the liquidity ratios were 16.4% and 17.0% respectively.

FSGBank is a member of the FHLB and has attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as its commercial real estate loan portfolio. As of June 30, 2005, the outstanding term debt in FHLB borrowings was $2.0 million. FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, we could increase our borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of June 30, 2005, our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $45.9 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $82.5 million at June 30, 2005 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of June 30, 2005, we had $9.3 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. We also may pledge investment securities against a line of credit at a commercial bank as an additional source of short-term funding. As of June 30, 2005, we had no borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business. During 2004, we entered the brokered deposits market as a source of funding, generating approximately $65 million in new monies in order to fund additional interest earning assets, specifically the acquisition of Kenesaw Leasing and J&S Leasing. As of June 30, 2005, we had $94.3 million in brokered CDs outstanding with a weighted average remaining life of approximately 19 months, a weighted average coupon rate of 3.39% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.61%. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Management believes that our liquidity sources are adequate to meet our operating needs.

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $198.4 million at June 30, 2005. The following table illustrates our significant contractual obligations at June 30, 2005, by future payment period.

Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(Dollar amounts in thousands)
Certificates of deposit(1)	$373,244	$226,592	$126,241	$20,411	$—
Federal funds purchased and securities sold under agreements to repurchase(2)	18,384	18,384	—	—	—
FHLB borrowings	2,000	2,000	—	—	—
Operating lease obligations(3)	6,445	978	1,596	1,474	2,397
Purchase obligations—investment securities(4)	549	549	—	—	—
Note payable(5)	144	10	24	28	82

Total	$400,766	$248,513	$127,861	$21,913	$2,479

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.
(3)	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.
(4)	In June 2005 we purchased two securities with a settlement date in July 2005.
(5)	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided in operations during the six months ended June 30, 2005 totaled $8.0 million, compared to net cash provided by operations of $3.2 million for the same period in 2004. The change can be attributed to an increase in earnings and the provision for loan losses. Net cash used in investing activities increased to $53.2 million for the six months ended June 30, 2005, as compared to $27.5 million for the same period in 2004 primarily due to the increase in the loan portfolio and the purchase of bank owned life insurance, offset by the proceeds from sales of other real estate. Net cash provided by financing activities increased significantly to $60.8 million in 2005, compared to $14.4 million for the same period in 2004. The increase was due to the increase in deposits as a result of our branching activities combined with the issuance of brokered CDs.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve Board, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. First Security and FSGBank both maintain capital levels exceeding the minimum capital levels required in addition to exceeding those capital requirements for well capitalized banks and holding companies under applicable regulatory guidelines.

The following table compares the required capital ratios maintained by First Security and FSGBank.

			Actual
	Well Capitalized	Adequately Capitalized	First Security	FSGBank
June 30, 2005
Tier I capital to risk adjusted assets	6.0%	4.0%	10.5%	9.4%
Total capital to risk adjusted assets	10.0%	8.0%	11.7%	10.6%
Tier I capital to average assets	5.0%	4.0%	9.3%	8.3%

December 31, 2004
Tier I capital to risk adjusted assets	6.0%	4.0%	11.2%	10.0%
Total capital to risk adjusted assets	10.0%	8.0%	12.4%	11.2%
Tier I capital to average assets	5.0%	4.0%	9.9%	8.8%

June 30, 2004
Tier I capital to risk adjusted assets	6.0%	4.0%	12.7%	11.2%
Total capital to risk adjusted assets	10.0%	8.0%	13.8%	12.2%
Tier I capital to average assets	5.0%	4.0%	10.6%	9.3%

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Starting June 30, 2004, the Federal Reserve Board increased interest rates nine times to 3.25%.

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R to determine its impact on our future financial statements.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) concluded its discussion of Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The EITF provided guidance for evaluating whether an investment is other-than-temporarily impaired. Initially, this guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The EITF subsequently delayed the effective date of this pronouncement as it related to other-than-temporary impairment valuation pending further discussion of the definition of “other-than-temporarily impaired.” The EITF consensus also requires certain quantitative and qualitative disclosures which were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. Effective June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FASB Staff Position (FSP) EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1, as final (the FASB plans to retitle this FSP as FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments). The final FSP will supersede EITF Issue 03-1 and will nullify the guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF Issue 03-1. Additionally, the guidance will codify the guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 12, 2005. FSP FAS 115-1 is not expected to have a material effect on our consolidated financial statements.

In December 2003, the Financial Accounting Standards Board issued FIN 46-R, Consolidation of Variable Interest Entities (FIN 46-R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. Our adoption of FIN 46-R did not have an impact on our financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We do not anticipate that the adoption of SOP 03-3 will have a material impact on our financial condition or results of operations.

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

First Security’s interest rate risk management is the responsibility of the Asset/Liability Committee (“ALCO”). ALCO has established policies and limits to monitor, measure and coordinate First Security’s sources, uses, and pricing of funds.

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

First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at the end of the period, an exposure to falling rates and a benefit from rising rates. More specifically, for the period ended June 30, 2005 the model forecasts a decline in net interest income of $2.0 million or 10.54%, as a result of a 200 basis point decline in rates. The model also predicts a $1.9 million increase in net interest income, or 9.99% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security’s sensitivity to changes in interest rates as of June 30, 2005. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK

INCOME SENSITIVITY SUMMARY

	DOWN 200 BP	CURRENT	UP 200 BP
	(Dollar amounts in thousands)
Net interest income	$16,672	$18,636	$20,498
$ change net interest income	(1,964)	—	1,862
% change net interest income	-10.54%	0.00%	9.99%

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

We use the Sendero Vision Asset/Liability system which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry. Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration, and income simulations using a wide range of scenarios including interest rate shocks and rate ramps. The system also has the capability to model derivative instruments such as interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal controls over financial reporting during our first six months of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Management’s Report on Internal Controls over Financial Reporting in the amended 10-K filed May 2, 2005, the Company elected to exclude from the scope of its assessment of internal control over financial reporting as of December 31, 2004, Kenesaw Leasing, Inc. and J&S Leasing, Inc. (the “Leasing Companies”). During the six months ended June 30, 2005, we conducted an internal audit of the Leasing Companies in which potential deficiencies were identified in internal controls over financial reporting. Management is promptly remediating the potential deficiencies. At this time, management is not aware of any facts that lead it to believe any of the potential deficiencies will constitute, individually or collectively, a material weakness in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

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

FIRST SECURITY GROUP, INC. (Registrant)

July 29, 2005	/S/ RODGER B. HOLLEY
Rodger B. Holley Chairman, Chief Executive Officer & President

July 29, 2005	/S/ WILLIAM L. LUSK, JR.
William L. Lusk, Jr. Secretary, Chief Financial Officer & Executive Vice President