Form 10-Q
period 2005-09-30
FIRST SECURITY GROUP INC/TN
filed 2005-11-09
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value:
17,601,428 shares outstanding and issued as of November 3, 2005

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary Consolidated Balance Sheets	September 30, 2005 (unaudited)	December 31, 2004	September 30, 2004 (unaudited)
	(in thousands)
ASSETS
Cash and Due from banks	$23,743	$15,935	$22,156
Federal Funds Sold and Securities Purchased under Agreements to Resell	48,800	-	-
Cash and Cash equivalents	72,543	15,935	22,156
Interest-Bearing Deposits in Banks	9,090	605	2,760
Securities Available For Sale	148,132	110,023	90,435
Loans Held for Sale	6,597	6,073	4,275
Loans	735,653	586,284	509,893
Total Loans	742,250	592,357	514,168
Less: Allowance for Loan Losses	10,519	8,312	5,448
	731,731	584,045	508,720
Premises and Equipment, Net	30,698	26,295	25,886
Goodwill	24,314	12,430	12,435
Intangible Assets	5,712	2,844	2,884
Other Assets	39,779	14,514	10,397
TOTAL ASSETS	$1,061,999	$766,691	$675,673

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary Consolidated Balance Sheets	September 30, 2005 (unaudited)	December 31, 2004	September 30, 2004 (unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest - Bearing Demand	$160,844	$109,325	$116,097
Interest - Bearing Demand	77,557	54,454	52,293
	238,401	163,779	168,390
Savings and Money Market Accounts	158,186	147,342	137,182
Time Deposits:
Certificates of Deposit of $100 thousand or more	140,269	106,474	100,034
Certificates of Deposit less than $100 thousand	224,892	157,886	159,505
Brokered Certificates of Deposit	92,328	65,045	1,062
	457,489	329,405	260,601
Total Deposits	854,076	640,526	566,173
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	18,797	23,255	16,302
Security Deposits	3,738	3,379	-
Other Borrowings	13,153	4,150	4,152
Other Liabilities	34,191	8,936	4,279
Total Liabilities	923,955	680,246	590,906
STOCKHOLDERS' EQUITY
Common stock - $.01 par value - 20,000,000 shares authorized; 17,600,960 issued as of September 30, 2005; 12,705,044 issued as of December 31, 2004; and issued as 12,705,044 of September 30, 2004	122	88	88
Paid-In Surplus	122,877	77,981	77,981
Retained Earnings	15,571	8,262	6,318
Accumulated Other Comprehensive (Loss) Income	(526)	114	380
Total Stockholders' Equity	138,044	86,445	84,767
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,061,999	$766,691	$675,673

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary Consolidated Income Statements (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$13,117	$8,225	$35,796	$23,696
Debt securities -taxable	914	572	2,509	1,650
Debt securities -non-taxable	302	236	796	621
Other	525	85	814	192
Total interest income	14,858	9,118	39,915	26,159

INTEREST EXPENSE
Interest bearing demand deposits	123	47	276	134
Savings Deposits and Money Market Accounts	511	295	1,441	809
Certificates of Deposit of $100 thousand or more	1,081	629	2,716	1,820
Certificates of Deposit of less than $100 thousand	1,471	975	3,659	2,992
Brokered Certificates of Deposit	862	19	2,146	68
Other	136	100	367	268
Total Interest Expense	4,184	2,065	10,605	6,091

NET INTEREST INCOME	10,674	7,053	29,310	20,068
Provision for loan losses	693	675	2,679	2,025
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,981	6,378	26,631	18,043

NONINTEREST INCOME
Service charges on deposit accounts	1,113	1,055	2,979	2,866
Gain on Sales of Available-for-Sale Securities, net	-	-	-	84
Other	992	572	3,026	1,655
Total Noninterest Income	2,105	1,627	6,005	4,605

NONINTEREST EXPENSES
Salaries and employee benefits	5,100	3,715	14,262	10,608
Expense on Premises and Fixed Assets, net of rental income	1,449	1,112	4,096	3,087
Other	2,605	1,910	6,974	5,600
Total Noninterest Expenses	9,154	6,737	25,332	19,295

INCOME BEFORE INCOME TAX PROVISION	2,932	1,268	7,304	3,353
Income Tax Provision	1,009	411	2,380	1,030
NET INCOME BEFORE EXTRAORDINARY ITEM	1,923	857	4,924	2,323
Extraordinary Gain on Business Combination, net of tax	2,385	-	2,385	-
NET INCOME	$4,308	$857	$7,309	$2,323

NET INCOME PER SHARE:
Net Income Per Share Before Extraordinary Item - basic	$0.13	$0.07	$0.36	$0.18
Extraordinary Item - basic	$0.15	$-	$0.18	$-
Net Income Per Share - basic	$0.28	$0.07	$0.54	$0.18
Net Income Per Share Before Extraordinary Item - diluted	$0.12	$0.07	$0.35	$0.18
Extraordinary Item - diluted	$0.16	$-	$0.18	$-
Net Income Per Share - diluted	$0.28	$0.07	$0.53	$0.18

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands)	Shares	Amount	Surplus	Earnings	Income	Total
Balance - December 31, 2004	12,705	$88	$77,981	$8,262	$114	$86,445
Comprehensive income -
Net Income (unaudited)				7,309		7,309
Change in Net Unrealized Gain (Loss) on Securities Available for Sale, net of tax (unaudited)					(640)	(640)
Issuance of Common Stock	4,867	34	44,700			44,734
Proceeds from Exercise of Stock Options (unaudited)	29		196			196
Balance - September 30, 2005 (unaudited)	17,601	$122	$122,877	$15,571	$(526)	$138,044

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary Consolidated Statements of Cash Flow (Unaudited)
	Nine Months Ended September 30,
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,309	$2,323
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities -
Provision for loan losses	2,679	2,025
Write-down of license agreement	308
Gain on sale of available-for-sale securities	-	(84)
Amortization of premiums and discounts on securities, net	209	580
Amortization of intangibles	595	616
Amortization of deferred stock compensation	-	33
Depreciation	1,506	1,260
Loss on sale of assets	5	11
Write-down of other real estate and repossessions	103	-
Loss on sale of real estate and repossessions	14	-
Changes in operating assets and liabilities -
Interest receivable	(1,235)	(76)
Other assets	(1,226)	(840)
Interest payable	1,725	(659)
Other liabilities	23,266	1,143
Net cash provided by operating activities	35,258	6,332

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits	(7,874)	1,752
Activity in available-for-sale securities -
Sales	-	8,412
Maturities, prepayments, and calls	40,771	24,268
Purchases	(37,779)	(37,188)
Loan originations and principal collections, net	(48,767)	(39,532)
Purchase of bank-owned life insurance	(17,250)	-
Capital improvements on repossessions	(304)	-
Proceeds from sale of other real estate and repossessions	4,161	-
Proceeds from sale of assets		-
Additions to premises and equipment	(635)	(2,640)
Acquisition of business, net of cash acquired	(22,578)	-
Net cash used in investing activities	(90,255)	(44,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	73,141	25,869
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(4,458)	4,233
Repayments of other borrowings	(2,008)	(2,007)
Issuance of common stock	44,734
Proceeds from exercise of stock options	196	23
Net cash provided by financing activities	111,605	28,118
NET CHANGE IN CASH AND CASH EQUIVALENTS	56,608	(10,478)
CASH AND CASH EQUIVALENTS - beginning of period	15,935	32,634
CASH AND CASH EQUIVALENTS - end of period	$72,543	$22,156

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Nine Months Ended September 30,
(In thousands)	2005	2004
Supplemental disclosures of noncash investing and financing activities
Change in unrealized appreciation (depreciation) of securities, net of deferred taxes of $328 for 2005 and $(26) for 2004	$640	$(50)
Foreclosed properties and repossessions	$3,143	$973
Supplemental schedule of cash flows
Interest paid	$8,881	$6,750
Income taxes paid	$4,302	$1,007
Acquisitions
Assets (non-cash) acquired in business combination	$185,648	-
Liabilities assumed in business combination	$152,371	-

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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B - COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three and nine month periods ended September 30, 2005 and 2004, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Net income	$4,308	$857	$7,309	$2,323
Unrealized gain (loss) on securities, net of tax	(225)	1,177	(640)	(50)
Comprehensive income, net of tax	$4,083	$2,034	$6,669	$2,273

Index

NOTE C - COMMON STOCK DATA

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income	$4,308	$857	$7,309	$2,323
Denominator:
Weighted average common shares outstanding	15,353	12,706	13,612	12,704
Equivalent shares issuable upon exercise of stock options	308	210	287	212
Diluted shares	15,661	12,916	13,899	12,916
Net income per share
Basic	$0.28	$0.07	$0.54	$0.18
Diluted shares	$0.28	$0.07	$0.53	$0.18

NOTE D - STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for stock options. Accordingly, no compensation expense has been recognized in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the date of grant consistent with SFAS No. 123, Accounting for Stock-Based Compensation, net income and net income per share would have been reduced to the proforma amounts indicated in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$4,308	$857	$7,309	$2,323
Compensation expense, net of tax	(73)	(74)	(218)	(223)
Pro forma net income	$4,235	$783	$7,091	$2,100
Basic net income per share:
As reported	$0.28	$0.07	$0.54	$0.18
Pro forma	$0.28	$0.06	$0.52	$0.17
Diluted net income per share:
As reported	$0.28	$0.07	$0.53	$0.18
Pro forma	$0.27	$0.06	$0.51	$0.16

Index

NOTE E - GUARANTEES

First Security Group, Inc., as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at September 30, 2005, December 31, 2004, and September 30, 2004 was $12.2 million, $6.3 million, and $6.1 million, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral obtained, if deemed necessary by the Company on extension of credit, is based on management’s credit evaluation.

NOTE F - BUSINESS COMBINATIONS

On August 31, 2005, pursuant to an Agreement and Plan of Share Exchange entered into on May 12, 2005, with Jackson Bank & Trust (“Jackson Bank”), First Security completed its acquisition of 100% of the outstanding shares of common stock of Jackson Bank for $92.39 per share. Subsequent to the Share Exchange, Jackson Bank, including its five branches, was merged with and into FSGBank, with FSGBank surviving the transaction. The acquisition was funded through the public offering of First Security’s common stock on August 10, 2005. The acquisition of Jackson Bank, which was formerly headquartered in Gainesboro, TN, has enabled First Security to extend its franchise along the Interstate 40 corridor, toward Nashville, TN and provides five additional branches within that market.

The purchase price of the acquisition was $33.3 million, including acquisition costs of $189 thousand, such as legal and accounting fees. A preliminary allocation of the purchase price has resulted in $11.9 million in goodwill and $3.2 million of core deposit intangibles. First Security will finalize the purchase price allocation upon receipt of the independent valuations of the core deposit intangible, loans and deposits. Currently, First Security has estimated the fair value of the core deposit intangible asset based on a percentage of core deposits assumed in the acquisition. The core deposit intangible is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits. First Security has currently estimated the fair value of loans and deposits based on their respective book values at the time of the acquisition. The results of operations for Jackson Bank are included in the consolidated financial statements beginning September 1, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(in thousands)
Cash and Due from Banks	$3,644
Fed Funds Sold	7,055
Securities Available for Sale	42,278
Loans	106,068
Less: Allowance for Loan Losses	1,261
Net Loans	104,807
Premises and Equipment, net	5,337
Core Deposit Intangible	3,187
Goodwill	11,883
Other Assets	7,457
Total Assets Acquired	185,648
Deposits	(140,409)
FHLB Advances	(11,011)
Other Liabilities	(951)
Total Liabilities Assumed	(152,371)
Net Assets Acquired	$33,277

Index

The following table presents unaudited proforma results of operations as though the acquisition of Jackson Bank was completed at the beginning of the periods presented:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(in thousands, except share data)
Interest Income	$45,959	$32,474
Interest Expense	12,553	8,016
Net Interest Income	33,406	24,458
Provision for Loan Losses	2,779	2,025
Net Interest Income After Provision for Loan Losses	30,627	22,433
Non-interest Income	7,171	5,814
Non-interest Expense	30,262	23,857
Income Before Income Taxes	7,536	4,390
Income Tax Provision	2,298	1,232
Income Before Extraordinary Item	5,238	3,158
Extraordinary gain on business combination, net of tax	2,385	-
Net Income	$7,623	$3,158
Net Income Per Share:
Net Income Before Extraordinary Item, Basic	$0.30	$0.18

Extraordinary Item, Basic	0.13	-

Net Income, Basic	$0.43	$0.18

Net Income Before Extraordinary Item, Diluted	$0.29	$0.18

Extraordinary Item, Diluted	0.14	-

Net Income, Diluted	$0.43	$0.18

Average shares outstanding, basic	17,597	17,571

Average shares outstanding, diluted	17,884	17,783

On October 1, 2004, First Security acquired 100% of the outstanding common shares of Kenesaw Leasing and J&S Leasing, which are both headquartered in Knoxville, TN. As part of the acquisition, First Security assumed certain tax liabilities which were negotiated as part of the purchase price. During the third quarter of 2005, First Security made a purchase accounting adjustment to eliminate these tax liabilities when it became increasingly evident after ongoing discussions with the seller and the preparation of First Security’s respective tax returns for 2004, that the obligation for payment of these tax liabilities was remote. The purchase accounting adjustment to eliminate these liabilities has been recorded as an extraordinary gain, net of tax of $2.4 million in the accompanying consolidated financial statements. First Security allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. The sum of the amounts assigned to assets acquired and liabilities assumed resulted in excess fair value of the net assets over the cost of the acquired entities. The excess was recognized as an extraordinary gain as the assets acquired consisted of financial assets and other current assets meeting the exception criteria of SFAS No. 141.

NOTE G - PUBLIC OFFERING

On August 10, 2005, First Security announced the sale of 4,500,000 shares of common stock at an offering price of $10.00 per share through a firm commitment underwritten offering. Keefe, Bruyette & Woods acted as book-running lead manager for the offering and Raymond James and Sterne, Agee & Leach, Inc. acted as co-managers. On September 12, 2005, the underwriters exercised their option to purchase an additional 366,900 shares at the same price. First Security received net proceeds from the offering, less underwriting fees and expenses, of approximately $44.7 million. A portion of the proceeds were used to fund the acquisition of Jackson Bank. First Security will use the remaining proceeds for general corporate purposes, which may include, among other things, First Security’s working capital needs and investments in First Security’s subsidiary bank to support First Security’s growth. In addition, First Security may use a portion of the net proceeds to finance additional acquisitions.

Index

In addition, effective June 13, 2005, First Security signed a listing agreement with Nasdaq Stock Market, Inc. and applied to have its common stock listed on the Nasdaq National Market (“Nasdaq”). On August 10, 2005, First Security began trading on Nasdaq under the symbol “FSGI.”

NOTE H - SUBSEQUENT EVENTS

On October 27, 2005, the Board of Directors authorized First Security to repurchase up to 500,000 shares of its common stock in open market transactions over the next six months. The common stock will be used to provide shares under First Security’s Employee Stock Ownership Plan and matching contributions for the 401(k) plan. The Board of Directors also approved an initial quarterly cash dividend of $0.025 per share to be payable on December 16, 2005 to shareholders of record on December 1, 2005. In conjunction with the cash dividend, the Board authorized management to establish a Dividend Reinvestment Plan for First Security’s shareholders.

The Board of Directors proposed an amendment to First Security’s articles of incorporation to increase the number of authorized shares of common stock from 20 million to 50 million. The proposal was approved by the shareholders at First Security’s annual meeting on October 27, 2005.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”).  This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period which is usually the vesting period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the next fiscal year beginning after June 15, 2005. First Security is currently evaluating the provisions of SFAS No. 123R to determine the impact on its future financial statements.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) concluded its discussion of Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The EITF provided guidance for evaluating whether an investment is other-than-temporarily impaired. Initially, this guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The EITF has subsequently delayed the effective date of this pronouncement as it relates to other-than-temporary impairment valuation pending further discussion of the definition of “other-than-temporarily impaired.” The EITF consensus also requires certain quantitative and qualitative disclosures which were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. Effective June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FASB Staff Position (FSP) EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” as final (the FASB plans to retitle this FSP as FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments). The final FSP will supersede EITF Issue 03-1 and will nullify the guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF Issue 03-1. Additionally, the guidance will codify the guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 12, 2005. FSP FAS 115-1 is not expected to have a material effect on First Security’s consolidated financial statements.

Index

In December 2003, the Financial Accounting Standards Board issued FIN 46-R, Consolidation of Variable Interest Entities, (“FIN 46-R”).  This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities.  For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004.  The adoption of FIN 46-R did not have an impact on First Security’s financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 has not had a material impact on First Security’s financial condition or results of operations.

NOTE J- RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements presented for prior periods to conform to the 2005 presentation.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "FSG," "we," "us," “the Company” and "our" refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, N.A.

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

THIRD QUARTER 2005 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected First Security's results of operations and financial condition reflected in the unaudited financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

All per share data has been retroactively adjusted for the 12 for 10 stock split distributed on December 22, 2004, to shareholders of record on December 10, 2004. As a result of the split, the par value for accounting purposes has been adjusted from $0.0083 to $0.0069 per share; however, the par value has been rounded to $0.01 per share for presentation purposes.

OVERVIEW

As of September 30 2005, First Security had total consolidated assets of $1.1 billion, total loans of $742.3 million, total deposits of $854.1 million and stockholders' equity of $138.0 million. Net income for the three months ended September 30, 2005, was $4.3 million, or $0.28 per share (basic and diluted), compared to net income of $857 thousand, or $0.07 per share (basic and diluted) for the comparative period in September 2004. Net income for the nine months ended September 30, 2005, was $7.3 million, or $0.54 and $0.53 per basic and diluted share, respectively, compared to net income of $2.3 million, or $0.18 per share (basic and diluted) for the comparative period of 2004. Our net income on a quarter and year-to-date basis reflects the recognition of an extraordinary gain of $2.4 million (net of tax). The extraordinary gain was recognized as a result of a purchase accounting adjustment related to the acquisition of our leasing companies in October 2004. The gain resulted from the elimination of a tax liability when it became increasingly evident after ongoing discussions with the seller and the preparation of our respective tax returns for 2004, that the obligation for the payment was too remote to be carried on our books as a specific obligation.

Net interest income and non-interest income for the nine month period increased by $10.6 million, collectively, while non-interest expense, including provision for loan losses, increased by $6.7 million. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisition and branching activity during 2004 and 2005. Our efficiency ratio improved in the third quarter to 71.6% compared to 77.6% in the same period of 2004. We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses, as well as evaluating staff levels with particular emphasis on our branches. On October 31, 2005 and November 7, 2005, we opened de novo branches in Cleveland, Tennessee and Varnell, Georgia.

Index

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

On August 10, 2005, we announced the sale of 4,500,000 shares of common stock at an offering price of $10.00 per share through a firm commitment underwritten offering. Keefe, Bruyette & Woods acted as book-running lead manager for the offering and Raymond James and Sterne, Agee & Leach, Inc. acted as co-managers. On September 12, 2005, the underwriters exercised their option to purchase an additional 366,900 shares at the same price. We received net proceeds from the offering, less underwriting fees and expenses, of approximately $44.7 million. A portion of the proceeds were used to fund the acquisition of Jackson Bank & Trust (“Jackson Bank”). We will use the remaining proceeds for general corporate purposes, which may include, among other things, our working capital needs and investments in our subsidiary bank to support our growth. In addition, we may use a portion of the net proceeds to finance additional acquisitions.

In addition, effective June 13, 2005, we signed a listing agreement with Nasdaq Stock Market, Inc. and applied to have our common stock listed on the Nasdaq National Market (“Nasdaq”). On August 10, 2005, we began trading on Nasdaq under the symbol “FSGI.”

On August 31, 2005, pursuant to the Agreement and Plan of Share Exchange entered into on May 12, 2005, with Jackson Bank, we completed our acquisition of 100% of the outstanding shares of common stock of Jackson Bank for approximately $33.3 million in cash, or $92.39 per share. Subsequent to the Share Exchange, Jackson Bank, including its five branches, was merged with and into FSGBank, with FSGBank surviving the transaction. The acquisition was funded through the public offering of First Security’s common stock on August 10, 2005. The acquisition of Jackson Bank has enabled us to extend our franchise along the Interstate 40 corridor, toward Nashville and provides us with five additional branches within that market.

On October 27, 2005, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock in open market transactions over the next six months. The common stock will be used to provide shares under our Employee Stock Ownership Plan and matching contributions for the 401(k) plan. The Board of Directors also approved an initial quarterly cash dividend of $0.025 per share to be payable on December 16, 2005 to shareholders of record on December 1, 2005. In conjunction with the cash dividend, the Board authorized management to establish a Dividend Reinvestment Plan for First Security’s shareholders.

The Board of Directors proposed an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 20 million to 50 million. The proposal was approved by the shareholders at First Security’s annual meeting on October 27, 2005.

RESULTS OF OPERATIONS

The following table summarizes components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004.

Index

Condensed Consolidated Statements of Income

	For the Three Months Ended	Change from the Prior Year		For the Nine Months Ended	Change from the Prior Year
	September 30, 2005	Amount	%	September 30, 2005	Amount	%
	(Dollar amounts in thousands)

Gross interest income	$14,858	$5,740	63.0%	$39,915	$13,756	52.6%
Gross interest expense	4,184	2,119	102.6%	10,605	4,514	74.1%
Net interest income	10,674	3,621	51.3%	29,310	9,242	46.1%
Provision for loan losses	693	18	2.7%	2,679	654	32.3%
Net interest income after provision for loan losses	9,981	3,603	56.5%	26,631	8,588	47.6%
Noninterest income	2,105	478	29.4%	6,005	1,400	30.4%
Noninterest expense	9,154	2,417	35.9%	25,332	6,037	31.3%
Income before income taxes	2,932	1,664	131.2%	7,304	3,951	117.8%
Income tax provision	1,009	598	145.5%	2,380	1,350	131.1%
Income before extraordinary item	1,923	1,066	124.4%	4,924	2,601	111.9%
Extraordinary gain on business combination, net of tax	2,385	2,385	100.0%	2,385	2,385	100.0%
Net income	$4,308	$3,451	402.7%	$7,309	$4,986	214.6%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended September 30, 2005, net interest income increased by $3.6 million, or 51.3%, to $10.7 million for the third quarter of 2005 compared to $7.1 million for the same period a year ago. For the nine months ended September 30, 2005, net interest income increased by $9.2 million, or 46.1%, to $29.3 million for the period ended September 30, 2005 compared to $20.1 million for the same period in 2004.

We monitor and evaluate the effect of certain risks on our earnings and seek balance between the risks assumed and returns sought. Some of these risks include interest rate risk, credit risk and liquidity risk.

The level of net interest income is determined primarily by the average balances (volume) of interest earning assets and the various rate spreads between our interest-earning assets and our funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest-earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as non-interest bearing deposits.

Interest income for the third quarter of 2005 was $14.9 million, a 63.0% increase as compared to the same period in 2004. Interest income for the nine month period ended September 30, 2005 was $39.9 million, a 52.6% increase as compared to the same period in 2004. The increases on a quarter-to-date and year-to-date basis in 2005 are due to an increase in our average earning assets of $220.8 million, or 36.8%, and $168.5 million, or 28.6%, respectively as compared to the same period in 2004. We have funded the increase in our earning assets through our deposit gathering activities, including the issuance of brokered certificates of deposit (brokered CDs). Deposits raised were used to fund or acquire earning assets, including acquisition initiatives completed over the past year, most notably the acquisition of Kenesaw Leasing and J&S Leasing in the fourth quarter of 2004. These additional earning assets have enabled us to earn more interest income.

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets. The tax equivalent yield on earning assets increased 104 basis points for the quarter ended September 30, 2005 to 7.13% from 6.09% for the same period in 2004. The changes in the yield are due to the Federal Reserve Board increasing the federal funds rate and the discount rate in 2004 and throughout 2005, which resulted in increases to our lending rates.

Index

Total interest expense was $4.2 million in the third quarter of 2005, or 102.6% higher, as compared to the same period in 2004. Year-to-date interest expense was $10.6 million, or 74.1% higher, as compared to the same period in 2004. The increase in interest expense on a quarterly and year-to-date basis in 2005 is primarily due to the additional volume of interest bearing liabilities. Average interest bearing liabilities increased $165.7 million, or 35.1%, and $131.7 million, or 28.3%, for the three and nine months ended September 30, 2005, respectively, compared to the same period in 2004. The significant increase in interest bearing liabilities was due to our market penetration, the acquisition of Jackson Bank, and the issuance of brokered CDs. Total deposits grew $287.9 million, or 50.9%, to $854.1 million. Jackson Bank contributed approximately $140.4 million or 48.8% of total deposit growth. At September 30, 2005, core deposits (demand, savings, money market and retail time deposits) and brokered CDs were 72.8% and 10.8%, respectively, of total deposits. We primarily use brokered CDs to match fund our leasing portfolio. The average rate paid on interest bearing liabilities increased 86 basis points to 2.60% from 1.74% for the quarter ended September 30, 2005 and 2004, respectively and 62 basis points to 2.37% from 1.75% for the nine months ended September 30, 2005 and 2004, respectively. The increase is the result of the Federal Reserve Board rate increase initiative and our issuance of higher costing brokered CDs.

The banking industry uses two key ratios to measure profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The net interest rate spread does not consider the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing non-interest bearing deposits in earning assets.

Our net interest rate spread (on a tax equivalent basis) was 4.53% for the quarter ended September 30, 2005 compared to 4.35% for the same period in 2004. Net interest margin (on a tax equivalent basis) was 5.11% for the quarter ended September 30, 2005 compared to 4.73% for the same period in 2004. On a year-to-date basis, our net interest spread and net interest margin was 4.67% and 5.17% for the period ended September 30, 2005, compared to 4.25% and 4.62% for the same periods in 2004. The increased net interest margin is the result of (1) our earning assets repricing faster than our interest bearing liabilities in an increasing interest rate environment, (2) changes in the mix of our earning assets (we invested federal funds sold in higher yielding assets such as loans and investment securities) and (3) the acquisition of Kenesaw Leasing and J&S Leasing in the fourth quarter of 2004, which added approximately 45 basis points to our net interest margin at that time. Average interest bearing liabilities as a percentage of average earning assets was 77.7% for the quarter ended September 30, 2005 compared to 78.6% for the same period in 2004. On a year-to-date basis, average interest bearing liabilities as a percentage of average earning assets was 78.8% for the period ended September 30, 2005 compared to 79.0 % for the same period in 2004.

In 2005, the Federal Reserve Board has raised its target federal funds rate by 175 basis points to 4.0%. Although we remain asset sensitive, we anticipate that our margin will decline from our third quarter 2005 level due to dilution from a full three months inclusion of Jackson Bank, whose margin prior to our acquisition was approximately 4.0%. Furthermore, we expect fourth quarter net interest income to increase over the third quarter due mainly to a full quarter impact of Jackson Bank, as well as organic growth.

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended September 30, 2005 and 2004.

Average Consolidated Balance Sheets and Net Interest Analysis Fully Tax Equivalent Basis

	For the Three Months Ended September 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets	(Dollar amounts in thousands)
Earning assets:
Loans, net of unearned income	$668,040	$13,119	7.79%	$509,203	$8,226	6.43%
Investment securities	125,845	1,410	4.44%	87,166	895	4.08%
Other earning assets	27,595	242	3.48%	4,295	79	7.32%
Total earning assets	821,480	14,771	7.13%	600,664	9,200	6.09%
Allowance for loan losses	(9,730)			(5,588)
Intangible assets	20,113			15,061
Cash & due from banks	22,501			27,433
Premises & equipment	27,346			25,740
Other assets	33,355			5,933
Total assets	$915,065			$669,243

Liabilities and shareholders' equity

Interest bearing liabilities:
NOW accounts	$65,783	123	0.74%	$52,294	47	0.36%
Money market accounts	105,545	464	1.74%	103,287	266	1.02%
Savings deposits	34,701	47	0.54%	33,572	29	0.34%
Time deposits < $100	184,350	1,471	3.17%	160,849	975	2.41%
Time deposits > $100	125,849	1,081	3.41%	96,409	629	2.60%
Brokered CDs	94,022	862	3.64%	1,619	19	4.67%
Federal funds purchased	4,455	40	3.56%	5,423	27	1.98%
Repurchase agreements	17,424	37	0.84%	14,664	20	0.55%
Other borrowings	5,853	59	4.00%	4,153	53	5.08%
Total interest bearing liabilities	637,982	4,184	2.60%	472,270	2,065	1.74%
Net interest spread		$10,587	4.53%		$7,135	4.35%
Non-interest bearing demand deposits	138,353			109,593
Accrued expenses and other liabilities	24,863			3,393
Shareholders' equity	114,403			84,384
Unrealized loss on securities	(536)			(397)
Total liabilities and shareholders’ equity	$915,065			$669,243

Impact of non-interest bearing sources and other changes in balance sheet composition			0.58%			0.38%

Net interest margin			5.11%			4.73%

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

Change in Interest Income and Expenses on Tax Equivalent Basis
For the Three Months Ended September 30, 2005 Compared to 2004

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest earning assets:
Loans, net of unearned income	$3,119	$1,774	$4,893
Investment securities	433	82	515
Other earning assets	204	(41)	163
Total earning assets	3,756	1,815	5,571

Interest bearing liabilities:
NOW accounts	25	51	76
Money market accounts	10	188	198
Savings deposits	2	16	18
Time deposits < $100	188	308	496
Time deposits > $100	253	199	452
Brokered CDs	847	(4)	843
Federal funds purchased	(9)	22	13
Repurchase agreements	6	11	17
Other borrowings	17	(11)	6
Total interest bearing liabilities	1,339	780	2,119
Increase in net interest income	$2,417	$1,035	$3,452

Index

Average Consolidated Balance Sheets and Net Interest Analysis Fully Tax Equivalent Basis

	For the Nine Months Ended September 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets	(Dollar amounts in thousands)
Earning assets:
Loans, net of unearned income	$630,697	$35,802	7.59%	$499,038	$23,696	6.34%
Investment securities	115,106	3,816	4.43%	85,666	2,598	4.06%
Other earning assets	12,337	307	3.33%	4,962	184	4.95%
Total earning assets	758,140	39,925	7.04%	589,666	26,478	6.00%
Allowance for loan losses	(9,136)			(5,692)
Intangible assets	16,792			15,399
Cash & due from banks	20,849			25,215
Premises & equipment	26,490			25,308
Other assets	23,281			6,151
Total assets	$836,416			$656,047

Liabilities and shareholders' equity

Interest bearing liabilities:
NOW accounts	$60,181	276	0.61%	$51,752	134	0.35%
Money market accounts	111,009	1,325	1.60%	100,102	723	0.96%
Savings deposits	33,212	116	0.47%	32,770	86	0.35%
Time deposits < $100	168,225	3,659	2.91%	163,140	2,992	2.45%
Time deposits > $100	115,779	2,716	3.14%	94,006	1,820	2.59%
Brokered CDs	83,335	2,146	3.44%	1,951	68	4.66%
Federal funds purchased	7,161	162	3.02%	4,696	58	1.65%
Repurchase agreements	15,023	88	0.78%	12,927	58	0.60%
Other borrowings	3,470	117	4.51%	4,323	152	4.70%
Total interest bearing liabilities	597,395	10,605	2.37%	465,667	6,091	1.75%
Net interest spread		$29,320	4.67%		$20,387	4.25%
Non-interest bearing demand deposits	126,462			104,650
Accrued expenses and other liabilities	16,657			3,413
Shareholders' equity	96,246			82,656
Unrealized loss on securities	(344)			(339)
Total liabilities and shareholders’ equity	$836,416			$656,047

Impact of non-interest bearing sources and other changes in balance sheet composition			0.50%			0.37%

Net interest margin			5.17%			4.62%

Index

Change in Interest Income and Expenses on Tax Equivalent Basis
For the Nine Months Ended September 30, 2005 Compared to 2004

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest earning assets:
Loans, net of unearned income	$7,474	$4,632	$12,106
Investment securities	976	242	1,218
Other earning assets	184	(61)	123
Total earning assets	8,634	4,813	13,447

Interest bearing liabilities:
NOW accounts	39	103	142
Money market accounts	130	472	602
Savings deposits	2	28	30
Time deposits < $100	(1,497)	2,164	667
Time deposits > $100	1,198	(302)	896
Brokered CDs	2,096	(18)	2,078
Federal funds purchased	56	48	104
Repurchase agreements	12	18	30
Other borrowings	(29)	(6)	(35)
Total interest bearing liabilities	2,007	2,507	4,514
Increase in net interest income	$6,627	$2,306	$8,933

Index

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2005 was $693 thousand compared to $675 thousand in the same period of 2004. Net charge-offs for the third quarter of 2005 were $600 thousand compared to net charge-offs of $809 thousand for the same period in 2004. The provision for the nine months ended September 30, 2005 and 2004 was $2.7 million and $2.0 million, respectively. Net charge-offs for the nine months ended September 30, 2005 and 2004 were $1.7 million and $2.4 million, respectively. Annualized net charge-offs as a percentage of average loans were 0.36% for the three months ended September 30, 2005 compared to 0.64% for the same period in 2004. Annualized net charge-offs as a percentage of average loans were 0.37% for the nine months ended September 30, 2005 compared to 0.64% for the same period in 2004.

We increased the provision for loan losses in the first nine months of 2005 relative to 2004 as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. For the nine months ended September 30, 2005, our loan portfolio increased by $149.9 million compared to $36.2 million in the same period in 2004. Year-over-year, the loan portfolio increased by $228.1 million from September 30, 2004 to September 30, 2005. Our loan growth can be attributed to the acquisition of Jackson Bank on August 31, 2005 which contributed approximately $106.1 million in growth, the acquisition of approximately $60.6 million in leases in the acquisition of Kenesaw Leasing and J&S Leasing in October 2004, and approximately $61.4 million relates to organic growth within our community banking franchise.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our Board of Directors or the loan committee on at least a quarterly basis. In addition, our loan review department performs a regular review of the quality of the loan portfolio and adequacy of the allowance. Based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, we may determine that our future provision expense needs to increase or decrease in order for us to remain adequately reserved to absorb possible credit losses. Our September 30, 2005 analysis indicated we are providing adequately to absorb potential credit losses and as a result an adjustment to provision expense is not warranted at this time. Management will re-analyze the allowance for loan losses on at least a quarterly basis, and the next review will be at December 31, 2005, or sooner if necessary, and the provision expense will be adjusted accordingly if considered necessary.

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

Index

Non-interest Income

Non-interest income totaled $2.1 million for the third quarter of this year, an increase of $478 thousand, or 29.4%, from the same period in 2004. Year-to-date non-interest income totaled $6.0 million, an increase of $1.4 million, or 30.4%, from the same period in 2004. We experienced solid organic growth of approximately 6%-8% quarter over quarter. In the third quarter, Jackson Bank contributed approximately $136 thousand in non-interest income. As a result, we are projecting an increase in non-interest income in the fourth quarter as compared to the current quarter due to the full three month inclusion of Jackson Bank. The following table presents the components of non-interest income for the three and nine months ended September 30, 2005 and 2004.

	Non-interest Income
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(Dollar amounts in thousands)
NSF fees	$882	8.6%	$812	$2,282	7.2%	$2,128
Service charges on deposit accounts	231	-4.9%	243	697	-5.6%	738
Mortgage loan and related fees	419	30.5%	321	1,113	17.4%	948
Net gain on sales of available for sale securities	-	-	-	-	-100.0%	84
Other income	573	128.3%	251	1,913	170.6%	707
Total noninterest income	$2,105	29.4%	$1,627	$6,005	30.4%	$4,605

One of the largest sources of non-interest income for us is service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $1.1 million for the third quarter of 2005, an increase of $58 thousand, or 5.5%, from the same period in 2004. On a year-to-date basis, total service charges, including NSF fees, were $3.0 million for 2005, an increase of $113 thousand, or 3.9% from the same period in 2004. During 2004, we implemented a “bounce protection” program for our customers. Bounce protection is an overdraft product that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee. This program and our growing deposit base resulted in an increase in NSF fee income for the nine month period ended September 30, 2005. Effective January 1, 2005, we decreased the amount of time that we may hold an overdraft prior to charging it off from 60 days to 45 days in order to begin more aggressive recovery efforts earlier in the process. As a result of this change, excluding one month of Jackson Bank NSF fees of $78 thousand, we experienced a decrease in the third quarter of 2005 compared to 2004 in our net overdraft charge-offs, as well as earnings on NSF fees from non-sufficient fund items that would have been presented from the 46th day to the 60th day. Service charges on deposit accounts decreased for the three and nine month periods ending September 30, 2005 due to (1) an increase in the average balance of checking and savings accounts thus decreasing the amount of service charges assessed to the customer, (2) an increase in “free checking” due to competitive pressures and (3) a reduction in commercial account analysis charges due to increases in the crediting rate which often occur in a rising interest rate environment.

Mortgage loan and related fees for the third quarter of 2005 increased $98 thousand, or 30.5% to $419 thousand compared to $321 thousand in the third quarter of 2004. The mortgage origination volume for the quarter ended September 30, 2005 and 2004 was $26.6 million and $20.5 million, respectively. On a year-to-date basis, mortgage loan and related fees for 2005 increased $165 thousand, or 17.4% to $1.1 million from $948 thousand for the same period in 2004. The mortgage origination volume for the period ended September 30, 2005 and 2004 was $61.6 million and $49.3 million, respectively.

Other income for the third quarter and year-to-date period of 2005 was $573 thousand and $1.9 million, respectively, compared to $251 thousand and $707 thousand for the same periods in 2004, respectively. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of repossessions, safe deposit box fee income, trust fee income, and underwriting revenue. The majority of the increase in other income on both a quarterly and year-to-date basis relates to gains on sales of repossessions, trust related fees, point-of-sale fees on debit cards and underwriting revenue generated by our reinsurance activities. On a year-to-date basis, we recognized certain other non-interest income, which we consider not to be in the normal course of business or recurring in nature. We recognized approximately $170 thousand of gains on sales of repossessions in the second quarter of 2005. Also in the second quarter of 2005, we obtained our license to sell credit life and accident and health insurance. Through the process of obtaining the license, we partnered with Plateau Insurance Company in Crossville, TN who had agreed to warehouse the business prior to our receiving the license. Upon receipt of the license, we booked underwriting revenue of $289 thousand which was approximately $254 thousand more than the normal recurring revenue stream of $35 thousand recognized in the third quarter of 2005.

Index

Non-interest Expense

Non-interest expense for the third quarter of 2005 increased $2.4 million, or 35.9%, to $9.2 million compared to $6.7 million for the same period in 2004. Year-to-date non-interest expense increased $5.8 million, or 29.5%, to $25.3 million compared to $19.3 million for the same period in 2004. Unless indicated otherwise in the discussion below, we anticipate increases in non-interest expense throughout 2005 as a result of our branching activities. The following table represents the components of non-interest expense for the three and nine month periods ended September 30, 2005 and 2004.

	Non-interest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(Dollar amounts in thousands)
Salaries & benefits	$5,100	37.3%	$3,715	$14,262	34.4%	$10,608
Occupancy	697	29.8%	537	1,964	32.3%	1,485
Furniture and equipment	752	30.8%	575	2,132	33.1%	1,602
Professional fees	377	60.4%	235	989	29.8%	762
Data processing	298	0.7%	296	851	-4.9%	895
Printing & supplies	159	12.0%	142	393	-15.1%	463
Communications	157	14.6%	137	447	22.1%	366
Advertising	125	3.3%	121	443	24.4%	356
Intangible asset amortization	253	32.5%	191	595	-3.4%	616
Other expense	1,236	56.9%	788	3,256	52.0%	2,142
Total noninterest expense	$9,154	35.9%	$6,737	$25,332	31.3%	$19,295

Salaries and benefits increased 37.3% and 34.4%, respectively for the quarter and year-to-date period ended September 30, 2005 as compared to the same period in 2004. The increase in salaries and benefits is due to our acquisition of Kenesaw Leasing & J&S Leasing, staffing our two Primer Banco Seguro (PBS) offices, hiring six experienced bankers in Knoxville, as well as investing in our corporate infrastructure to support our growth and one month’s inclusion of Jackson Bank. As of September 30, 2005, we had 361 full time equivalent (FTE) employees and operated 35 full service banking offices and four lease production offices. On a year over year basis, we added 79 FTE employees of which 50 were from Jackson Bank, 17 from the leasing companies, 6 hired for our PBS branches and 6 were hired in Knoxville; otherwise, we were able to restructure within the organization for no additional FTE’s. Effective October 31, 2005 and November 7, 2005, we opened de novo branches in Cleveland, Bradley County, Tennessee and Varnell, Catoosa County, Georgia. ,With these additions and a full three months inclusion of Jackson Bank, salaries and benefits will increase in the fourth quarter over the third quarter.

Index

Occupancy expense increased 29.8% and 32.3%, respectively for the quarter and year-to-date period ended September 30, 2005 as compared to the same period in 2004. The increase on a quarter and year-to-date basis for 2005 as compared to 2004 was due to our opening six de novo branches (two subsequent to September 30, 2004) and assuming three facility leases through our acquisition of Kenesaw Leasing and J&S Leasing. Through the acquisition of Jackson Bank, we acquired five additional branches which contributed approximately $26 thousand in additional occupancy expense for the third quarter of 2005. As of September 30, 2005, we leased 12 facilities and the land for four additional branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities. Lastly, we anticipate renovating our new corporate headquarters building located at 531 Broad Street, Chattanooga, Tennessee. We will most likely occupy the new headquarters in 2006.

Similar to occupancy expense, furniture and equipment expense, communications expense and advertising expense increased on a quarter and year-to-date basis in 2005 compared to 2004 due to adding six new branches, the acquisition of the leasing companies, and one month’s inclusion of Jackson Bank.

Professional fees increased 60.4% and 29.8%, respectively for the quarter and year-to-date period ended September 30, 2005 as compared to the same period in 2004. Professional fees include fees related to investor relations, outsourcing internal audit, loan review, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes-Oxley Act of 2002) and tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties.

Data processing fees remained relatively consistent on a quarter-to-date and year-to-date basis in 2005 as compared to 2004. The slight decline on a year-to-date basis was primarily due to the conversion in the third quarter of 2004 of our banking regions into one data processing system.

Intangible asset amortization expense increased 32.5% and decreased 3.4%, respectively for the quarter and year-to-date period ended September 30, 2005 as compared to the same period in 2004. The increase in amortization expense on a quarterly basis is due to a non-compete agreement and a core deposit intangible asset, which resulted in $29 thousand and $69 thousand, respectively of additional expense for the third quarter of 2005. Both intangible assets are associated with the acquisition of Jackson Bank. Additionally, in the fourth quarter of 2004, we added a new amortizing intangible asset associated with the purchase of license fee agreements related to operating Primer Banco Seguro branches within our market. These license fee agreements are amortized on a straight-line basis over a period of 10 years. The decrease in amortization expense on a year-to-date basis is due to core deposit intangible assets amortizing on an accelerated basis in which the expense recognized declines over the estimated useful life of the assets, which is 10 years.

Other expense increased 56.9% and 52.0% for the quarter and year-to-date period ended September 30, 2005 as compared to the same period in 2004. The increase is primarily a function of our increased branching activities combined with the acquisition of the leasing companies in October 2004 and one month’s inclusion of Jackson Bank. In the third quarter of 2005, we incurred certain costs included in other non-interest expense, which management does not consider to be in the normal course of business or recurring in nature. Specifically, we recognized an impairment charge on certain long-lived assets of $308 thousand, which included $250 thousand related to our license fee agreements for our Primer Banco Seguro branches and $58 thousand related to land held for sale. Additionally, during the third quarter of 2005, we incurred $157 thousand in severance costs and approximately $69 thousand in expenses related to software training and conversion costs and our acquisition of Jackson Bank. Also, as discussed previously, in the second quarter of 2005, we obtained our license to sell credit life and accident and health insurance. Upon the receipt of our license, we booked underwriting expenses of $265 thousand which was approximately $238 thousand more than the normal recurring expense of $27 thousand recognized in the third quarter of 2005.

Income Taxes

We recorded income tax expense of $1.0 million for the third quarter of 2005 compared to $411 thousand for the same period in 2004. Our effective tax rate for the three-month period ended September 30, 2005 and 2004 was 34.4% and 32.4%, respectively. For the nine months ended September 30, 2005, we recorded income tax expense of $2.4 million compared to $1.0 million for the same period in 2004. Our effective tax rate for the nine month period ended September 30, 2005 and 2004 was 32.6% and 30.7%, respectively. The increase on a quarterly and year-to-date basis is primarily due to an increase in our Tennessee apportionment rate as a result of the acquisition of Jackson Bank and the resulting larger revenue base in Tennessee.

Index

Statement of Financial Condition

Our total assets were $1.1 billion at September 30, 2005, $766.7 million at December 31, 2004 and $675.7 million at September 30, 2004. Our asset growth is funded by our deposit growth, retained earnings and our recent initial public offering. For the twelve and nine months ended September 30, 2005, we grew our deposits through aggressive marketing for core deposits, through the issuance of brokered CDs and through our acquisition of Jackson Bank. Year-over-year, our earning assets grew primarily through loan originations, the acquisition of Jackson Bank and the acquisition of Kenesaw Leasing and J&S Leasing, which we funded by issuing brokered CDs.

Throughout the remainder of 2005 and the first quarter of 2006, we expect our assets to continue to grow as we further leverage our existing banking branches, open two de novo branches in markets not currently serviced by us and actively pursue additional acquisitions of existing banks and bank branches.

Loans

As of September 30, 2005, total loans increased 25.3% from the year ended December 31, 2004 and were 44.4% greater at September 30, 2005 than at September 30, 2004. The quarter-to-quarter growth can be attributed to our acquisition of Jackson Bank which contributed approximately $106.1 million or 46.5%, while Kenesaw Leasing and J&S Leasing added approximately $60.6 million or 26.6%. Organic growth within FSGBank’s community banking franchise contributed approximately $61.4 million, or 26.9%. Due to rising market interest rates, we believe that general loan demand has softened slightly, but will remain steady in the near term. Loan demand may continue to soften as interest rates continue to rise. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance. At September 30, 2005, our loan portfolio was 69.9% of total assets. At the beginning of 2003, we hired an experienced senior credit administration officer and an experienced senior loan review officer to oversee these respective areas. We took this action because of the size of our loan portfolio and its historical and future projected growth, as well as increases in our past due, classified and non-accrual loans and the overall state of the economy at that time. During 2003, we established a credit administration and loan review process which has strengthened the monitoring, controlling and measuring of our credit risk. During 2004, we further improved our underwriting by standardizing credit analyses and developing a comprehensive credit policy. As a result, we have gained a better understanding of our asset quality, established better warning and early detection systems regarding our loans and developed a more comprehensive analysis of our allowance for loan losses.

Our asset quality ratios remained relatively stable during the third quarter of 2005. At quarter-end, our allowance for loan losses as a percentage of total loans was 1.42%, annualized net charge-offs as a percentage of total loans were 32 basis points, and non-performing assets as a percentage of total loans were 73 basis points. The largest components of non-performing assets were loans 90 days past due which increased $1.9 million over the second quarter of 2005. The increase in loans 90 days past due can be attributed to a 12.5% increase due to the acquisition of Jackson Bank, 46.6% past due leases at Kenesaw Leasing, and the balance of 40.9% was from core FSGBank loans. The past dues are reasonably collateralized, and in most cases, have guarantees. We anticipate that approximately $600 thousand or less will convert to non-accrual, and the balance will renew, liquidate or payoff by year-end.

Index

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

For the nine months ended September 30, 2005, net charge-offs were $1.7 million compared to net charge-offs of $2.4 million for the same period in 2004. Our annualized net charge-offs as a percentage of average loans were 0.37% for the nine months ended September 30, 2005 compared to 0.64% for the same period in 2004. As a result of the acquisition of Jackson Bank in the third quarter of 2005, we assumed their allowance for loan losses of $1,261, which related to loans that were not subject to the provisions of SOP 03-3. The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004.

Analysis of Changes in Allowance for Loan Losses

	For the Nine Months Ended September 30,
	2005	2004
	(Dollar amounts in thousands)
Allowance for loan losses -
Beginning of period	$8,312	$5,827
Provision for loan losses	2,679	2,025
Additions due to business combination	1,261	-
Sub-total	12,252	7,852
Charged-off loans:
Commercial - leases	760	-
Commercial - loans	439	1,624
Real estate - construction	31	45
Real estate - residential mortgage	251	294
Consumer and other	558	836
Total charged-off	2,039	2,799
Recoveries of charged-off loans:
Commercial - leases	17	-
Commercial - loans	55	320
Real estate - construction	-	-
Real estate - residential mortgage	89	17
Consumer	145	58
Total recoveries	306	395
Net charged-off loans	1,733	2,404
Allowance for loan losses - end of period	$10,519	$5,448

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	0.37%	0.64%
Provision for loan losses (annualized)	0.57%	0.54%

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

Index

	Allocation of the Allowance for Loan Losses

	As of September 30, 2005		As of September 30, 2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollar amounts in thousands)
Commercial-leases	$2,289	7.4%	$-	-
Commercial-loans	2,914	21.3%	1,479	21.9%
Real estate-construction	598	16.2%	408	13.1%
Real estate-mortgage	3,883	46.9%	2,937	51.9%
Consumer	731	8.2%	621	13.1%
Unallocated	104	0.0%	3	0.0%
Total	$10,519	100.0%	$5,448	100.0%

  We believe that the allowance for loan losses at September 30, 2005 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan category.

Nonperforming Assets

Nonperforming assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans and other real estate under contract for sale. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Non-accrual loans totaled $1.1 million at September 30, 2005, $985 thousand at December 31, 2004 and $888 thousand at September 30, 2004. The non-accrual loans at September 30, 2005 included $684 thousand of commercial loans, $147 thousand of consumer loans and $283 thousand of real estate secured loans. There were no commitments to lend additional funds to customers with loans on non-accrual status at September 30, 2005.

Loans 90 days past due and still accruing were $2.9 million at September 30, 2005, compared to $1.2 million at December 31, 2004 and $1.1 million at September 30, 2004. Of these past due loans at September 30, 2005, $1.5 million were secured by real estate, $309 thousand were commercial loans, $160 thousand were consumer loans and $933 thousand were leases.

At September 30, 2005, we owned other real estate in the amount of $1.4 million, compared to $2.3 million at December 31, 2004 and $1.6 million at September 30, 2004. Our other real estate consisted of $241 thousand in vacant land, $669 thousand in residential real estate and $484 thousand in non-farm/nonresidential property. All of these properties have been written down to their respective fair values.

At September 30, 2005, we owned repossessed assets in the amount of $2.0 million, compared to $2.5 million at December 31, 2004 and $125 thousand at September 30, 2004. The increase in repossessed assets over the twelve month period is primarily due to the acquisition of Kenesaw Leasing and J&S Leasing in October 2004.

At September 30, 2005, nonperforming loans (non-accrual loans and loans past due 90 days or more) were 0.54% of total outstanding loans compared to 0.50% for our peer group. The ratio of non-accrual loans and loans 90 days past due to the allowance for loan losses was 38.21% compared to 42.59% for our peer group. The ratio of non-accrual loans and loans 90 days past due to equity capital was 2.91% compared to 3.96% for our peer group. The ratio of non-accrual loans, loans 90 days past due and other real estate owned to total loans and other real estate owned was 0.73% compared to 0.67% for our peer group.

Index

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

Securities totaled $148.1 million at September 30, 2005, $110.0 million at December 31, 2004 and $90.4 million at September 30, 2004. The growth in the securities portfolio year over year occurred as a result of our acquisition of Jackson Bank and our efforts to maintain a certain level of liquid assets in correlation to our overall asset growth. At September 30, 2005, the securities portfolio had unrealized net losses of approximately $526 thousand, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at September 30, 2005 consisted of tax-exempt municipal securities, taxable municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs). The following table provides the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities - Amortized Cost

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years
	(Dollar amounts in thousands)
Municipal-tax exempt	$710	$4,812	$19,948	$16,473
Municipal-taxable	50	-	-	-
Agency bonds	867	35,044	-	1,000
Agency issued REMICS	3,572	28,274	-	-
Agency issued pools	149	26,770	7,334	1,092
Asset-backed & CMO	-	2,763	-	-
Total	$5,348	$97,663	$27,282	$18,565
Tax equivalent yield	3.64%	4.23%	5.18%	5.87%

We currently have the ability to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee (the Qualified Bond). As of September 30, 2005, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. As of September 30, 2005, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(Dollar amounts in thousands)
Fannie Mae	$38,187	$37,856
Federal Home Loan Mortgage Corporation	$51,339	$50,834

At September 30, 2005, we had federal funds sold of $48.8 million, compared to none at December 31, 2004 and September 30, 2004. The increase in federal funds sold as compared to year-end, is primarily due to our deposit growth exceeding our loan growth combined with proceeds received from our public offering. As a result, we invested the excess deposits and proceeds from the offering into federal funds sold based on our liquidity needs. As of September 30, 2005, we held $491 thousand in certificates of deposit at other FDIC insured financial institutions. At September 30, 2005, we held $20.9 million in bank-owned life insurance, $3.3 million of which was assumed through the acquisition of Jackson Bank, compared to $352 thousand and $349 thousand at December 31, 2004 and September 30, 2004, respectively.

Index

Deposits and Other Borrowings

Deposits increased by 33.3% as of September 30, 2005 compared to December 31, 2004 and 50.9% compared to September 30, 2004. The increase from last year’s third quarter end is due to the acquisition of Jackson Bank which contributed approximately $140.4 million or 48.8% of total deposit growth, issuance of brokered CDs used primarily to fund our acquisition of Kenesaw Leasing and J&S Leasing and our organic in-market growth. Excluding the impact of brokered CD issuance and acquisitions, our organic growth rate of deposits was 9.7%. The fastest growing sectors of our core deposit base are non-interest bearing and interest bearing demand deposits, which grew organically 18.6% and 24.4%, respectively. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in the fourth quarter of 2005 we have already opened two new branches. As a result of these new branches and the branches we opened in the past few years, we anticipate that our deposits will continue to increase throughout 2005.

Federal funds purchased and securities sold under agreements to repurchase were $18.8 million as of September 30, 2005 compared to $23.3 million and $16.3 million as of December 31, 2004 and September 30, 2004, respectively. The decrease in federal funds purchased and repurchase agreements as compared to year-end, is primarily due to our deposit growth outpacing our loan growth resulting in excess funds which were used to pay off federal funds purchased, as well as the receipt of the proceeds from our recent public offering.

The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Cincinnati (FHLB) as of September 30, 2005.

Borrow Date	Type	Principal	Term	Rate	Maturity
1/8/02	Fixed rate advance	$500,000	48 months	5.04%	1/6/06
1/10/02	Fixed rate advance	500,000	48 months	5.00%	1/10/06
1/15/02	Fixed rate advance	500,000	48 months	4.77%	1/13/06
1/17/02	Fixed rate advance	500,000	48 months	4.90%	1/17/06
12/4/03*	Fixed rate advance	2,666,000	48 months	3.17%	12/4/07
12/6/04*	Fixed rate advance	2,667,000	48 months	3.34%	12/5/08
12/6/00 *	Variable rate advance	3,000,000	108 months	3.66%	12/2/09
12/6/05*	Fixed rate advance	2,667,000	48 months	4.11%	12/6/09
6/18/96*	Variable rate advance	2,190	180 months	7.70%	7/1/11
9/16/96*	Variable rate advance	4,072	180 months	7.50%	10/1/11
9/9/97*	Variable rate advance	4,875	180 months	7.05%	10/1/12
		$13,011,137
Composite rate	3.78%
Composite 48 month rate	3.82%
Composite 108 month rate	3.66%
Composite 180 month rate	7.34%

*	Assumed as part of the acquisition of Jackson Bank.
**	In October 2005, we exercised our option to prepay this advance at the reprice date, pursuant to the stated terms and conditions of the advance.

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We primarily rely on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank totaled approximately $36.3 million as of September 30, 2005. This significant cash balance is due to proceeds received from the public offering in August 2005. The cash balance is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At September 30, 2005, our consolidated liquidity ratio (defined as cash, due from banks, federal funds sold and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 24.5% (excluding anticipated loan repayments). As of December 31, 2004 and September 30, 2004, the liquidity ratios were 16.4% and 16.1% respectively.

FSGBank is a member of the FHLB and has attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as its commercial real estate loan portfolio. As of September 30, 2005 the outstanding term debt in FHLB borrowings was $13.0 million. FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, we could increase our borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of September 30, 2005, our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $58.2 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $93.9 million at September 30, 2005 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of September 30, 2005, we had $8.5 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. We also may pledge investment securities against a line of credit at a commercial bank as an additional source of short-term funding. As of September 30, 2005, we had no borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business. During 2004, we entered the brokered deposits market as a source of funding, generating approximately $65 million in new monies in order to fund additional interest earning assets, specifically the acquisition of Kenesaw Leasing and J&S Leasing. As of September 30, 2005 we had $92.3 million in brokered CDs outstanding with a weighted average remaining life of approximately 16 months, a weighted average coupon rate of 3.41% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.62%. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Management believes that our liquidity sources are adequate to meet our operating needs.

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $220.0 million at September 30, 2005. The following table illustrates our significant contractual obligations at September 30, 2005, by future payment period.

Contractual Obligations

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(Dollar amounts in thousands)
Certificates of Deposit	(1)	$457,489	$297,813	$133,112	$26,564	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	18,797	18,797	-	-	-
FHLB borrowings		13,011	2,000	2,666	8,336	9
Operating lease obligations	(3)	6,825	1,007	1,765	1,620	2,433
Building contract	(4)	447	447
Note payable	(5)	142	11	24	28	79
Total		$496,711	$320,075	$137,567	$36,548	$2,521

Index

______

[1]
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

[2]	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.
[3]	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.
[4]	We entered into a construction contract on July 17, 2005 to replace our existing modular branch facility in Athens, TN with a brick and mortar facility.
[5]	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided in operations during the nine months ended September 30, 2005 totaled $35.3 million compared to net cash provided by operations of $6.3 million for the same period in 2004. The change can be attributed to an increase in earnings combined with an increase in liabilities. The increase in liabilities relates to the purchase price of Jackson Bank payable to their shareholders as of September 30, 2005. Net cash used in investing activities increased to $90.3 million for the nine months ended September 30, 2005 as compared to $44.9 million for the same period in 2004 primarily due to the increase in the loan portfolio, the purchase of bank-owned life insurance, combined with the acquisition of Jackson Bank. These increases were offset by proceeds from sales of other real estate and repossessions. Net cash provided by financing activities increased significantly to $111.6 million in 2005 compared to $28.1 million for the same period in 2004. The increase was due to the increase in deposits as a result of our branching activities combined with the issuance of brokered CDs, and proceeds from the issuance of common stock in conjunction with our public offering.

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

The following table compares the required capital ratios maintained by First Security and FSGBank.

			Actual
	Well Capitalized	Adequately Capitalized	First Security	FSGBank
September 30, 2005
Tier I capital to risk adjusted assets	6.0%	4.0%	12.3%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	11.1%
Tier I capital to average assets	5.0%	4.0%	12.0%	9.9%

December 31, 2004
Tier I capital to risk adjusted assets	6.0%	4.0%	11.2%	10.0%
Total capital to risk adjusted assets	10.0%	8.0%	12.4%	11.2%
Tier I capital to average assets	5.0%	4.0%	9.9%	8.8%

September 30, 2004
Tier I capital to risk adjusted assets	6.0%	4.0%	12.6%	11.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.6%	12.1%
Tier I capital to average assets	5.0%	4.0%	10.6%	9.5%

We have never paid any cash dividends on our common stock; however, in the fourth quarter of this year, the Board of Directors approved an initial quarterly cash dividend of $0.025 per share to be payable on December 16, 2005 to shareholders of record on December 1, 2005. While our current intentions are to pay dividends quarterly and we believe that our future earnings will support the development and growth of our business, payment of future dividends will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, the capital adequacy of First Security and our subsidiary, opportunities for growth and expansion, the need for funds of our subsidiary, and other relevant factors, including applicable restrictions and governmental policies and regulations.

Index

EFFECTS OF INFLATION

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Starting June 29, 2004, the Federal Reserve Board has increased interest rates twelve times to 4.00%.

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

Index

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

First Security's interest rate risk management is overseen by the Directors’ Asset/Liability Committee ("ALCO"). ALCO has established policies and limits to monitor, measure and coordinate First Security's sources, uses, and pricing of funds.

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

Index

The gap analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

First Security measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, First Security had, at the end of the period, an exposure to falling rates and a benefit from rising rates. More specifically, for the period ended September 30, 2005 the model forecasts a decline in net interest income of $2.6 million or 8.82%, as a result of a 200 basis point decline in rates. The model also predicts a $3.0 million increase in net interest income, or 10.21% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects First Security's sensitivity to changes in interest rates as of September 30, 2005. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK INCOME SENSITIVITY SUMMARY

(Dollar amounts in thousands)	DOWN 200 BP	CURRENT	UP 200 BP
Net interest income	$26,725	$29,310	$32,303
$ change net interest income	(2,585)	-	2,993
% change net interest income	-8.82%	0.00%	10.21%

The preceding sensitivity analysis is a system model, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestment of paydowns and maturities of loans, investments and deposits, among others. In addition, there are no assumptions for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

Index

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

There have been no changes in our internal controls over financial reporting during our first nine months of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Management’s Report on Internal Controls over Financial Reporting in the amended 10-K filed May 2, 2005, the Company elected to exclude from the scope of its assessment of internal control over financial reporting as of December 31, 2004, Kenesaw Leasing, Inc. and J&S Leasing, Inc. (the “Leasing Companies”). During the nine months ended September 30, 2005, we conducted an internal audit of the Leasing Companies in which potential deficiencies were identified in internal controls over financial reporting. Management believes it has promptly remediated these potential deficiencies. At this time, management is not aware of any facts that lead it to believe any of the potential deficiencies will constitute, individually or collectively, a material weakness in our internal control over financial reporting.

During the third quarter of 2005, the Company completed its acquisition of Jackson Bank. Based on our due diligence prior to the acquisition and our limited internal audit of Jackson Bank after the acquisition, management is not aware of any facts that lead it to believe that Jackson Bank‘s internal controls will constitute individually or collectively, a material weakness in our internal control over financial reporting. We are continuing to conduct an internal audit of Jackson Bank to identify any potential deficiencies in its internal controls over financial reporting. At this time, management intends to include Jackson Bank in its assessment of the Company’s internal controls over financial reporting at December 31, 2005.

Index

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibits:

		EXHIBIT NUMBER	DESCRIPTION
_________________
		10.1	Purchase Agreement by and between First Security Group, Inc. and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named in the Purchase Agreement, dated August 9, 2005.

10.2
Agreement and Plan of Share Exchange by and between First Security Group, Inc., FSGBank, N.A. and Jackson Bank & Trust, dated May 12, 2005 (Incorporated by reference to Exhibit 2.1 of First Security’s Current Report on Form 8-K dated May 12, 2005).

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

FIRST SECURITY GROUP, INC.
(Registrant)

November 9, 2005	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer & President

November 9, 2005	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President