Form 10-K
period 2005-12-31
FIRST SECURITY GROUP INC/TN
filed 2006-03-16
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2005, was approximately $117,948,250, based on the registrant’s initial public offering price of $10.00 per share. There were 17,638,127 shares of the registrant’s common stock outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held June 23, 2006	Part III

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this prospectus, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 17.

ii

PART I

Item 1.	Business

Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (FSGBank).

BUSINESS

First Security Group, Inc.

We are a bank holding company headquartered in Chattanooga, Tennessee. We operate 37 full service banking offices and four loan and lease production offices through our wholly-owned bank subsidiary, FSGBank. We serve the banking and financial needs of various communities in eastern and middle Tennessee and northern Georgia.

Through FSGBank, we offer a range of lending services which are primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized businesses, as well as to consumers for a variety of purposes. Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We actively pursue business relationships by utilizing the business contacts of our Board of Directors, senior management and local bankers, thereby capitalizing on our knowledge of the local marketplace.

First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of December 31, 2005, we had total assets of approximately $1.0 billion, total deposits of approximately $861.5 million and shareholders’ equity of approximately $138.4 million.

FSGBank, National Association

FSGBank operates 37 full-service banking-offices and four loan and lease production offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (OCC). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor. FSGBank also provides trust and investment management, mortgage banking, asset-based lending, financial planning and Internet banking (www.FSGBank.com) services, as well as equipment leasing through its wholly owned subsidiaries, Kenesaw Leasing and J&S Leasing. FSGBank operates two of its full-service banking offices in Dalton, Georgia under the name Primer Banco Seguro, which is an initiative marketed toward and serving Northwest Georgia’s rapidly growing Latino population.

FSGBank is the successor to our three previous banks: Dalton Whitfield Bank (organized in 1999), Frontier Bank (acquired in 2000) and First State Bank (acquired in 2002). From December 31, 2000 to December 31, 2005, our business model has produced strong growth through a combination of internal growth and acquisitions. Specifically, we have:

•	increased our total consolidated assets from $199.6 million to $1.0 billion;

•	increased our total consolidated deposits from $162.5 million to $861.5 million;

•	increased our total consolidated net loans from $151.0 million to $738.5 million;

•	expanded our branch network from six branches to 37 branches; and

•	successfully integrated all of our banking subsidiaries into a single national bank.

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

Frontier Bank was a state savings bank organized under the laws of Tennessee in 2000 as First Central Bank of Monroe County. We acquired First Central Bank of Monroe County in 2000 for an aggregate purchase price of $2.3 million in cash. After the acquisition, First Central Bank of Monroe County was renamed Frontier Bank and re-chartered as a state bank under the laws of Tennessee to engage in a general commercial banking business. Outside of the Chattanooga market, Frontier Bank operated under the name of “First Security Bank.”

First State Bank was a state bank organized under the laws of Tennessee engaged in a general commercial banking business since its organization in 1974. We acquired First State Bank in 2002 for an aggregate purchase price of $8.6 million in cash.

During 2003, we converted each of our subsidiary banks into national banks, renamed each bank “FSGBank, National Association” and merged the banks under the charter previously held by Frontier Bank. As a result, we consolidated our banking operations into one subsidiary, FSGBank. FSGBank currently conducts its banking operations in Dalton, Georgia under the names “Dalton Whitfield Bank” and “Primer Banco Seguro.” Primer Banco Seguro is our Latino-focused banking initiative. In addition, FSGBank’s banking operations in Ringgold, Georgia are conducted under the name “Catoosa Community Bank.”

Since the mergers in 2003, FSGBank has continued the commercial banking business of its predecessors. In addition, in December of 2003, FSGBank acquired certain assets and assumed substantially all of the deposits and other liabilities of National Bank of Commerce’s three branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee.

In October 2004, FSGBank acquired 100% of the capital stock of Kenesaw Leasing and J&S Leasing, both Tennessee corporations, from National Bank of Commerce for $13.0 million in cash. Both companies will continue to operate as wholly-owned subsidiaries of FSGBank. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery primarily to companies in the trucking and construction industries.

In August 2005, we acquired Jackson Bank & Trust (Jackson Bank) for an aggregate purchase price of $33.3 million in cash. Jackson Bank was a state commercial bank headquartered in Gainesboro, Tennessee. Jackson Bank was merged into FSGBank, but we continue to operate our banking operations in Jackson and Putnam Counties, Tennessee under the name of “Jackson Bank & Trust.”

FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati (FHLB). FSGBank’s deposits are insured by the FDIC. FSGBank operates twenty-eight full-service banking offices in eastern and middle Tennessee and nine offices in northern Georgia. Additionally, FSGBank operates four loan and lease production offices in Tennessee.

Business Strategy

We target both consumers and small to medium-sized businesses in our markets and have developed a decentralized strategy that focuses on providing superior customer service through our employees who are relationship- oriented and committed to their respective communities. Through this strategy we intend to grow our business, expand our customer base and improve profitability. The key elements of our strategy are:

Grow Along Interstate Corridors in Eastern and Middle Tennessee and Northern Georgia.    We seek to increase our presence in our primary markets along the Interstate 75 corridor as well as to extend into other interstate corridors in eastern and middle Tennessee and northern Georgia through selective acquisitions and the opening of new branches in attractive locations. In 2005, the acquisition of Jackson Bank extended our franchise along Interstate 40 toward Nashville. We also opened de novo branches in Cleveland, Tennessee and Varnell, Georgia. In 2006 we expect to continue to leverage our existing bank branches, open from two to four de novo branches in markets currently not served by us and actively pursue strategic acquisitions.

These interstate communities are primarily served by branches of large regional and national financial institutions headquartered outside of the area. As a result, we believe these markets need, and are best served by, a locally owned and operated financial institution managed by people in and from the communities served. As we grow, we believe it is important to maintain the local flexibility created by local banks with smart bankers while benefiting from the economies of scale created by our size.

We intend to continue our growth strategy through organic growth and strategic acquisitions. We believe that many opportunities remain in our market area to expand, and we intend to be in a position to acquire additional market share, whether via acquisitions or de novo branches with the right local management. We will continue to identify targets that assist us in achieving strategic and/or financial targets, with the goal of being the bank that other banks call when they have decided to pursue an exit strategy. Although the interstate corridors are our primary focus, we may consider acquiring banking operations outside of the corridors if attractive opportunities arise as we continuously evaluate acquisition opportunities.

Maintain Local Decision Making and Accountability.    We effectively compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities. We designate regional bank presidents and separate advisory boards in each of our markets so that we are positioned to react quickly to changes in those communities while maintaining efficient and consistent centralized reporting and policies.

We offer personalized and flexible banking services to the communities in our market area and are able to react quickly to changes in those communities, in part by maintaining local advisory boards. Instead of setting standardized rates across the organization, we continue to give our local markets control over their respective rates. While emphasizing standards to encourage efficiency, control is decentralized to permit rapid adjustments to community changes. We also offer products tailored to the specific needs of our communities.

Expand Our Products and Services to Meet the Needs of the Communities in Which We Operate.    We continually seek to expand our financial products and services to meet the needs of our customers and to increase our fee income. In 2004, we acquired two leasing companies, Kenesaw Leasing and J&S Leasing, to diversify our loan portfolio and to help better serve the needs of our business customers. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery primarily to companies in the trucking and construction industries.

In 2004, we also established a wealth management division which offers private client services, financial planning, trust administration, investment management and estate planning services. In addition, as a part of our Latino-focused banking initiative, in 2004 we opened two branches in northern Georgia under the name “Primer Banco Seguro” that target the Latino community prevalent in that area.

Maintain Our Asset Quality.    We consider asset quality to be of primary importance and have taken measures to ensure that despite growth in our loan portfolio we consistently maintain strong asset quality. Over the past few years, we have improved our commercial underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, additional credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan losses. During 2005, we added a corporate retail officer to assist with retail related credit matters and analysis. We also recently completed comprehensive retail loan underwriting training in conjunction with implementing the Baker Hill software platform. Our loan review process targets 60% to 70% of our portfolio for review over an eighteen month cycle. More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

We believe the effect of these activities is reflected in the reduction of non performing assets, net charge offs, past due percentages and the increase in the coverage provided by our allowance for loan losses. At December 31, 2005, our non performing assets, including accruing loans 90 days past due, as a percentage of total assets were 0.56%, compared to 0.92% as of December 31, 2004, an improvement of 36 basis points. Additionally, our net charge offs as a percentage of average loans at December 31, 2005 were 0.36%, compared to 0.57% as of December 31, 2004, an improvement of 21 basis points. At December 31, 2005, our reserves to total loans were 1.35%, compared to 1.40% as of December 31, 2004.

Improve Core Profitability.    We believe we will be able to take advantage of the economies of scale typically enjoyed by larger organizations as we grow our franchise. We believe the investments we have made in our key employees and our branch network are sufficient to support a much larger organization, and therefore that increases in our expense base going forward should be lower than our proportional increase in assets and revenues. Furthermore, we have the capability to increase our assets without breaching our capital ratio requirements and we are also targeting an improved efficiency ratio. We believe the effect of these trends going forward should improve our profitability over time.

Our net income for the year ended December 31, 2005 was approximately $9.6 million compared to $4.3 million for 2004, which represents an increase of 124.3%. For 2005 our annualized return on average equity was 6.88% and our annualized return on average assets was 0.83%, compared to 4.16% and 0.51% for 2004, respectively. Our Tier 1 capital to risk adjusted assets, total capital to risk adjusted assets and leverage ratio were 12.0%, 13.2% and 10.6%, respectively as of December 31, 2005 compared to 11.2%, 12.4% and 9.9%, respectively as of December 31, 2004. Our capital ratios exceed the minimum capital ratios for well capitalized institutions for each respective period. Our core efficiency ratio for 2005 improved to 66.3%, compared to 73.0% for 2004.

Market Area and Competition

We currently conduct business principally through 37 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available on the FDIC website as of June 30, 2005, FSGBank’s total deposits ranked 6th among financial institutions in our market area, representing approximately 4.6% of the total deposits in our market area. The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2005.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Tennessee
Bradley County	—	—	$1,245	—	—
Hamilton County	7	$271	4,895	4	5.6%
Jackson County	3	65	109	1	59.9
Jefferson County	2	50	451	5	11.1
Knox County	3	48	6,325	11	0.8
Loudon County	2	24	611	6	3.9
McMinn County	1	22	728	8	3.0
Monroe County	5	72	518	5	13.9
Putnam County	2	74	1,103	6	6.7
Union County	2	39	114	2	34.3
Georgia
Catoosa County	1	4	823	10	0.5
Whitfield County	7	182	1,484	3	12.2

FSGBank	35	$851	$18,406	6	4.6%

Subsequent to June 30, 2005, we opened our first branch in Bradley County and an additional branch in Whitfield County.

Our retail, commercial and mortgage divisions operate in highly competitive markets. We compete directly in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies, locally, regionally and nationally. Many of our competitors compete with offerings by mail, telephone, computer and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office locations, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel are also important competitive factors that we emphasize.

In addition, our leasing operations via Kenesaw Leasing and J&S Leasing primarily serve lease customers located within 150 miles of Knoxville, Memphis and Nashville, TN.

Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 54 different commercial or savings institutions.

Virtually every type of competitor for business of the type served by our bank has offices in Atlanta, Georgia, approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, our five largest competitors include First Horizon National Corp., SunTrust Banks, Inc., AmSouth Bancorp., BB&T Corp. and Regions Financial Corp. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank and as having greater personal service, community involvement and ability to make credit and other business decisions quickly and locally.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2005 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Dollar amounts in thousands)
Commercial—leases	$63,205	8.5%
Commercial—loans	108,681	14.5%
Consumer	64,694	8.6%
Real estate—construction	128,263	17.1%
Real estate—mortgage	380,508	50.8%
Other	3,308	0.5%

Total	$748,659	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $247.0 million in credit as of December 31, 2005. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2005, our contractual obligations to extend credit were comprised as follow:

Type	Dollar Amount	Percentage of Contractual Obligations
	(Dollar amounts in thousands)
Commercial—leases	$—	—%
Commercial—loans	92,925	37.6%
Consumer	26,043	10.5%
Real estate—construction	71,552	29.0%
Real estate—mortgage	55,775	22.6%
Other	726	0.3%

Total	$247,021	100.0%

Commercial—Leases.    Our commercial lease portfolio includes leases made by our leasing companies, Kenesaw Leasing and J&S Leasing. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery to owner-managed businesses primarily in the trucking and construction industries. The leased property usually serves as collateral for the lease. Our commercial leases are underwritten on the basis of the value of the underlying leased property as well as the basis of the commercial lessee’s ability to service the lease. Commercial leases generally entail greater risks than commercial loans or loans secured by real estate, but less risk than unsecured consumer loans. The increased risk in commercial leases is generally due to the rolling stock nature of the items leased, as well as the illiquid nature of the secondary market for used equipment. The increased risk also derives from the low barriers to entry in the trucking and construction industries.

Commercial—Loans.    Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals and often mortgages on the principals’ personal residences. Our commercial loans are primarily made within our market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential and commercial mortgage loans, but less risk than consumer loans. The increased risk in commercial loans is generally due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.

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

Lending Policies.    Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans between our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of banks’ Tier 1 capital. At December 31, 2005, our legal lending limit was approximately $13.5 million. In addition, we have established a “house” limit of $4 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

Concentrations.    The retail nature of our commercial banking operations allows for diversification of depositors and borrowers, and we believe that our business does not depend upon a single or a few customers. We also do not believe that our credits are concentrated within a single industry or group of related industries.

We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2005, we had approximately $312.0 million of interest-only loans, which primarily consist of construction and commercial real estate loans (44%), home equity loans (23%) and commercial and industrial loans (17%). The loans have an average maturity of approximately 1 year or less, with the exception of home equity lines-of-credit which have an average maturity of approximately 7 years. The interest only loans are properly underwritten loans and are within our lending policies.

As of December 31, 2005, we did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the FHLB, subordinated debt and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. In the last two years, we have chosen to obtain a portion of our deposits from outside our market. Our out of market, or brokered, CDs represented 10.4% of total deposits as of December 31, 2005.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout Tennessee and Georgia, as well as in other states. Additionally, we offer wealth management services including private client services, financial planning, trust administration, investment management and estate planning services.

Securities

After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in federal funds with our correspondent banks. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity and concentration.

Seasonality and Cycles

Although we do not consider our commercial banking business to be seasonal, our mortgage banking business is somewhat seasonal, with the volume of home financings, in particular, being lower during the winter months. The Dalton, Georgia economy also is seasonal and cyclical as a result of its dependence upon the carpet industry and changes in construction of residential and commercial establishments. While the Dalton, Georgia economy is dominated by the carpet and carpet-related industries, we do not have any one customer from whom more than 10% of its revenues are derived. However, we have multiple customers, commercial and retail, that are directly or indirectly affected by, or are engaged in businesses related to the carpet industry that, in the aggregate, have historically provided greater than 10% of our revenues.

Employees

On December 31, 2005, we had 342 full-time employees and 24 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website address is www.FSGBank.com. From this website, select the “Corporate Info” tab followed by selecting “Investor Relations.” Our filings with the Securities and Exchange Commission (SEC), including but not limited to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available and accessible soon after we file them with the SEC.

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

First Security

Because we own all of the capital stock of FSGBank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the Bank Holding Company Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.

Acquisitions of Banks.    The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we, as well as other banks located within Tennessee or Georgia, may purchase a bank located outside of Tennessee or Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee or Georgia may purchase a bank located inside Tennessee or Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years, and Tennessee Law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because FSGBank has been chartered for more than five years, this restriction would not limit our ability to sell.

Change in Bank Control.    Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Permitted Activities.    A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Under the regulations implementing the Gramm-Leach-Bliley Act, the following activities are considered financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve Board has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, FSGBank and any other depository institution subsidiary of First Security must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution.    Under Federal Reserve Board policy, we are expected to act as a source of financial strength for FSGBank and to commit resources to support FSGBank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. Accordingly, in connection with the formation of the bank holding company we made a commitment to the Federal Reserve Board not to incur any debt without its approval. On February 22, 2006, the Federal Reserve Board released us from this commitment. In addition, any capital loans made by us to FSGBank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of FSGBank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FSGBank

Since FSGBank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines FSGBank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because FSGBank’s deposits are insured by the FDIC to the maximum extent provided by law, FSGBank is subject to certain FDIC regulations. FSGBank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching.    National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under both Tennessee and Georgia law, FSGBank may open branch offices throughout Tennessee or Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, FSGBank may acquire branches of existing banks located in Tennessee or Georgia. FSGBank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Tennessee and Georgia law, with limited exceptions, currently permit branching across state lines through interstate mergers.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC or the OCC, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on FSGBank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations.    Interest and other charges collected or contracted for by FSGBank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for of a borrower who is on active duty with the United States military.

FSGBank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	National Flood Insurance Act and Flood Disaster Protection Act, requiring flood insurance to extend or renew certain loans in flood plains;

•	Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows, in connection with loans secured by one-to-four family residential properties;

•	Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

FSGBank’s deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•	Trust in Savings Act, requiring certain disclosures for consumer deposit accounts;

•	Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

First Security and FSGBank are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of First Security, and the OCC, in the case of FSGBank. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. FSGBank is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository institution subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005 our ratio of total capital to risk-weighted assets was 13.2% and our ratio of Tier 1 Capital to risk-weighted assets was 12.0%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 10.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

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

FSGBank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by FSGBank’s Board of Directors in any year will exceed (1) the total of FSGBank’s net profits for that year, plus (2) FSGBank’s retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by First Security and FSGBank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, the OCC may require, after notice and a hearing, that FSGBank stop or refrain from engaging in any practice in considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates

First Security and FSGBank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

FSGBank is also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Right to Financial Privacy Act imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.

Anti-Terrorism and Money Laundering Legislation

FSGBank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA PATRIOT Act), the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (the OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. FSGBank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the

United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.	Risk Factors

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a significant growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

We face risks with respect to future expansion and acquisitions or mergers.

We continually seek to acquire other financial institutions or parts of those institutions and may continue to engage in de novo branch expansion in the future. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners may negatively affect our business;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion may negatively affect our business;

•	we may not be able to finance an acquisition without diluting our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience;

•	we may introduce new products and services into our business with which we have no prior experience; and

•	we may incur an impairment of goodwill associated with an acquisition and experience adverse short-term effects on our results of operations.

In addition, no assurance can be given that we will be able to integrate our operations after an acquisition without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Successful integration of our operations with another entity’s will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from any particular acquisition or merger. In addition, we may experience greater than expected costs or difficulties relating to such integration.

Changes in the interest rate environment could reduce our profitability.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our earnings and financial condition. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

We are subject to the local economies in Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which FSGBank operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Tennessee and Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As an example, our banking business in northern Georgia is highly dependent on the carpet industry, and, as a result, if the carpet industry or one of the large carpet employers in Dalton, Georgia should suffer a downturn in its business, our operating performance could be adversely affected. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources following this offering will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We face strong competition from larger, more established competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated along the Interstate corridors of eastern and middle Tennessee and northern Georgia, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 67.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally predictable interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the teamwork and increased productivity fostered by our culture, which could harm our business.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters teamwork and increased productivity. As our organization grows and we are required to implement more complex organization management structures, we may fine it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

As a bank holding company, we are primarily regulated by the Federal Reserve Board. Our subsidiary is primarily regulated by the OCC. Our compliance with Federal Reserve Board and OCC regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

Tennessee law and our charter limit the ability of others to acquire us.

Various anti-takeover protections for Tennessee corporations are set forth in the Tennessee Business Corporation Act, the Business Combination Act, the Control Share Acquisition Act, the Greenmail Act and the Investor Protection Act. Because our common stock is registered with the SEC under the Securities Exchange Act of 1934, the Business Combination Act automatically applies to us unless our shareholders adopt a charter or bylaw amendment which expressly excludes us from the anti-takeover provisions of the Business Combination Act two years prior to a proposed takeover. Our Board of Directors has no present intention of recommending such charter or bylaw amendment.

These statutes have the general effect of discouraging, or rendering more difficult, unfriendly takeover or acquisition attempts. Such provisions would be beneficial to current management in an unfriendly takeover attempt but could have an adverse effect on shareholders who might wish to participate in such a transaction.

Changes in monetary policies may have an adverse effect on our business.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our executive officers, especially Rodger B. Holley, Lloyd (“Monty”) L. Montgomery III and William (“Chip”) L. Lusk, Jr. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our rapid growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon us.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefor. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from our subsidiary. The payment of dividends by FSGBank to us is subject to restrictions imposed by federal banking laws, regulations and authorities.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Item 1B.	Unresolved Staff Comments

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

Item 2.	Properties

During 2005 we conducted our business primarily through our office located at 817 Broad Street, Chattanooga, Hamilton County, Tennessee. The term of our lease on this facility was recently extended to September 5, 2006. Beginning September 5, 2006, the leased facility shall be reduced primarily to the main floor (i.e. the bank branch lobby). The lease on the reduced facility shall continue until August 31, 2011. This location also currently serves as FSGBank’s main office, opening for business as a bank office on June 26, 2000.

On July 9, 2003, we acquired a building located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee. The building contains approximately 39,700 feet. We purchased this building in anticipation of renovating it and relocating our primary business offices and the main office of FSGBank to that location. We are renovating this location to enable us to relocate our main offices to this location during 2006.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/ Leased	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch

1237 Cleveland Road Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch

761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch

1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch

4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch

835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch

4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch

820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch

2709 Chattanooga Road, Suite 5 Rocky Face, Whitfield County, Georgia	June 4, 2001	Leased	2,400	Branch

Office Address	Date Opened	Owned/ Leased	Square Footage	Use of Office
1409 Cowart Street Chattanooga, Hamilton County, Tennessee	October 22, 2001	Building Owned Land Leased	1,000	Branch

9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch

2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch

216 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Leased	2,000	Branch

2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch

715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch

2270 Highway 72 N Loudon, Loudon County, Tennessee	June 30, 2003	Owned	1,860	Branch

35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch

167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch

705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch

301 North Main Street Sweetwater, Monroe County, Tennessee	December 4, 2003	Owned	4,650	Branch

215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch

405 Highway 165 Tellico Plains, Monroe County, Tennessee	December 4, 2003	Owned	3,565	Branch

155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch

4215 Highway 411 Madisonville, Monroe County, Tennessee	March 15, 2004	Owned	472	Branch

1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch

307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch

1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing

1810 Ailor Avenue, Center City Offices, Building One Knoxville, Knox County, Tennessee	October 1, 2004	Leased	1,780	Leasing

665 Oak Leaf Office Lane, Suite E Memphis, Shelby County, Tennessee	October 1, 2004	Leased	930	Leasing

1249 Murray Avenue Dalton, Whitfield County, Georgia	November 18, 2004	Leased	2,400	Branch

Office Address	Date Opened	Owned/ Leased	Square Footage	Use of Office
430 Fields Avenue, Suite Number B-1 Dalton, Whitfield County, Georgia	December 16, 2004	Leased	712	Branch

1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch

307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch

6766 Granville Highway Granville, Jackson County, Tennessee	August 31, 2005	Owned	2,880	Branch

3261 Jennings Creek Highway Whitleyville, Jackson County, Tennessee	August 31, 2005	Owned	1,368	Branch

340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch

376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch

301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch

3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch

As of December 31, 2005, we owned four additional plots of land. The vacant lots are located at 925 Highway 68, Sweetwater, Monroe County, Tennessee (2.4 acres); Lot #6 of Kirkland Heights Property on Maynardville Highway, Maynardville, Union County, Tennessee (1.0 acre); 4300 Maynardville Highway, Maynardville, Union County, Tennessee (0.25 acre); and, 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). These four lots are currently available for sale. We originally purchased, or a predecessor institution purchased, each site for bank purposes. We have agreements to purchase plots of land located at 614 West Main Street, Algood, Putnam County, Tennessee and 5706 Highway 153, Chattanooga, Hamilton County, Tennessee, where we intend to build banking facilities. On March 13, 2006, we sold the vacant lot at 925 Highway 68, Sweetwater, Monroe County, Tennessee.

On January 25, 2005, we vacated our facility located at 109 Northshore Drive, Suite 300, Knoxville, Knox County, Tennessee and relocated to 1111 Northshore Drive, Suite 600, Knoxville, Knox County, Tennessee. On November 1, 2005, we subleased 109 Northshore Drive, Suite 300 to an independent third party. The sublease agreement expires concurrent with the term of the original lease agreement.

On July 25, 2005, we vacated our branch facility at 109 Northshore Drive, Suite 100, Knoxville, Knox County, Tennessee and relocated to 1111 Northshore Drive, Suite 100. Our lease agreement on Suite 100 expires on July 1, 2006.

The new facility located at 1111 Northshore Drive has greater visibility and a higher traffic count than the 109 Northshore Drive facility.

We are not aware of any environmental problems with the properties that we own or lease that would be material, either individually, or in the aggregate, to our operations or financial condition.

Item 3.	Legal Proceedings

While we are from time to time a party to various legal proceedings arising in the ordinary course of our business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against us that will, individually or in the aggregate, have a material adverse affect on our business or consolidated financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on October 27, 2005, where the following eight directors were elected: Rodger B. Holley, Lloyd L. Montgomery, III, J. C. Harold Anders, Carol H. Jackson, Ralph L. Kendall, William B. Kilbride, D. Ray Marler and H. Patrick Wood. There were no broker non-votes. The votes were as follows:

	For	Withheld
Rodger B. Holley	11,031,882	663,329
Lloyd L. Montgomery, III	11,202,285	492,926
J. C. Harold Anders	11,204,442	490,769
Carol H. Jackson	11,234,015	461,196
Ralph L. Kendall	10,973,972	721,239
William B. Kilbride	11,210,955	484,256
D. Ray Marler	11,191,570	503,641
H. Patrick Wood	11,203,992	491,219

The second matter put to a vote at the Annual Meeting was approval of an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 20 million to 50 million shares. 9,961,202 votes were received in favor of this proposal, with 1,612,768 votes against. There were 121,241 abstentions and broker non-votes.

The third matter put to a vote at the Annual Meeting was ratification of the appointment of Joseph Decosimo and Company, PLLC, as our independent auditors for the fiscal year ending December 31, 2005. 11,405,407 votes were received in favor of this proposal, with 186,349 votes against. There were 103,455 abstentions and broker-non votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since August 10, 2005, our common stock has been traded on the Nasdaq National Market under the symbol FSGI. On March 1, 2006, there were 1,383 registered holders of record of our common stock. The high and low prices per share since we listed on Nasdaq were as follows:

Quarter	High	Low	Dividend
2005
4th Quarter	$10.05	$9.00	$0.025
3rd Quarter (since August 10th)	10.50	9.69	—

Prior to August 10, 2005, no active trading market existed for our common stock. Our shares were infrequently traded in private transactions, and such trades were not necessarily indicative of the value of such shares. Management is aware of sporadic trades in 2004, each occurring at a split-adjusted price of $8.33, and sporadic trades in 2005 at prices between $9.00 and $17.25.

On October 27, 2005, we announced a quarterly cash dividend on our common stock. A dividend of $0.025 per share was paid on December 16, 2005 to shareholders of record on December 1, 2005. We anticipate continuing to pay comparable cash dividends in the foreseeable future, however, there are a number of restrictions on our ability to do so. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends paid by FSGBank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities.

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. As of December 31, 2005, an aggregate of approximately $18.6 million was available for payment of dividends by FSGBank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of FSGBank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

On October 27, 2005, our Board of Directors also authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions through April 27, 2006. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

The following table presents information regarding purchases by First Security and our affiliated purchasers of our common stock during the fourth quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005—October 31, 2005	—	—	—	—
November 1, 2005—November 30, 2005	—	—	—	—
December 1, 2005—December 31, 2005	92,227	$9.63	92,227	407,773

Total	92,227		92,227

Item 6.	Selected Financial Data

Our selected financial data is presented below as of and for the years ended December 31, 2001 through 2005. The selected financial data presented below as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 33. The selected financial data as of December 31, 2003, 2002 and 2001 and for the two years ended December 31, 2002 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The per share financial data presented below has been adjusted to give effect to the 12-for-10 stock split in the form of a stock dividend effected on December 22, 2004. Retroactive adjustments were also made to all per share data for the previous two stock splits: (1) 12-for-10 stock split in the form of a stock dividend effected on June 16, 2003 and (2) 13-for-10 stock split in the form of a stock dividend effected on April 15, 2001. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” on page 31.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share amounts)
Earnings:(1)
Net interest income	$40,441	$28,830	$22,546	$17,204	$11,010
Provision for loan losses	2,922	3,399	2,122	1,948	2,496
Non-interest income	8,847	6,544	5,429	3,819	2,743
Non-interest expense(6) (7)	35,373	27,128	22,278	14,915	11,004
Net Income, before extraordinary items(6) (7)	7,396	3,482	2,456	2,602	18
Extraordinary items, net of tax(5)	2,175	785	—	—	—

Net income(6) (7)	$9,571	$4,267	$2,456	$2,602	$18

Earnings—Normalized:(1)
Non-interest income, adjusted(3)	$8,420	$6,544	$5,429	$3,819	$2,743
Non-interest expense, adjusted(3) (6) (7)	34,436	27,128	22,278	14,915	11,004
Net operating income, net of tax(6) (7)	7,742	3,482	2,456	2,602	18

Per Share Data:(1)
Net income, before extraordinary items, basic	$0.51	$0.28	$0.20	$0.28	$0.00
Net income, basic	0.65	0.34	0.20	0.28	0.00
Net income, before extraordinary item, diluted	0.50	0.27	0.20	0.27	0.00
Net income, diluted	0.64	0.33	0.20	0.27	0.00
Cash dividends declared	0.03	—	—	—	—
Book value	7.84	6.80	6.49	6.22	5.45
Tangible book value	6.00	5.60	5.25	5.44	4.59

Per Share Data—Normalized:(1)
Net operating income, basic(3)	$0.53	$0.28	$0.20	$0.28	$0.00
Net operating income, diluted(3)	0.52	0.27	0.20	0.27	0.00

Performance Ratios:(1)
Return on average assets(2)	0.83%	0.51%	0.42%	0.63%	0.01%
Return on average equity(2)	6.88%	4.16%	3.14%	4.64%	0.05%
Return on average tangible assets(2)	0.85%	0.53%	0.43%	0.64%	0.01%
Return on average tangible equity(2)	8.45%	5.10%	3.68%	5.33%	0.07%
Net interest margin, taxable equivalent	5.15%	4.83%	4.31%	4.53%	4.32%
Efficiency ratio(2)	71.77%	76.69%	79.64%	70.95%	80.01%
Non-interest income to net interest income and non-interest income(2)	17.95%	18.50%	19.41%	18.17%	19.94%

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share amounts)
Performance Ratios—Normalized:(1)
Operating return on average assets(3)	0.87%	0.51%	0.42%	0.63%	0.01%
Operating return on average equity(3)	7.20%	4.16%	3.14%	4.64%	0.05%
Operating return on average tangible assets(3)	0.89%	0.53%	0.43%	0.64%	0.01%
Operating return on average tangible equity(3)	8.84%	5.10%	3.68%	5.33%	0.07%
Core efficiency ratio(4)	66.34%	73.04%	76.76%	69.89%	76.46%
Non-interest income, adjusted to net interest income and non-interest income, adjusted(3)	17.23%	18.50%	19.41%	18.17%	19.94%

Capital & Liquidity:(1)
Average equity to average assets	12.12%	12.36%	13.54%	13.48%	11.92%
Average tangible equity to average tangible assets	10.10%	10.34%	11.78%	11.95%	9.84%
Average loans to average deposits	89.53%	91.92%	88.89%	92.46%	95.11%

Asset Quality:(1)
Net charge-offs	$2,374	$2,925	$2,688	$788	$613
Net loans charged-off to average loans	0.36%	0.57%	0.63%	0.25%	0.28%
Non-accrual loans	$1,314	$985	$183	$667	$519
Other real estate owned	$1,552	$2,338	$536	$—	$—
Repossessed assets	$1,891	$2,472	$143	$249	$7
Non-performing assets (NPA)	$4,757	$5,795	$862	$916	$526
NPA to total assets	0.46%	0.76%	0.13%	0.19%	0.15%
Loans 90 days past due	$1,042	$1,230	$2,194	$89	$21
NPA + loans 90 days past due to total assets	0.56%	0.92%	0.47%	0.21%	0.15%
Allowance for loan losses to total loans	1.35%	1.40%	1.22%	1.54%	1.31%
Allowance for loan losses to NPA	212.76%	143.43%	675.99%	585.37%	727.19%

Period End Balances:(1)
Loans	$748,659	$592,357	$478,013	$348,582	$291,043
Intangible assets	32,463	15,274	15,704	8,532	6,193
Total assets	1,040,692	766,691	644,765	472,924	361,866
Deposits	861,507	640,526	540,304	384,483	293,877
Stockholders’ equity	138,389	86,445	82,438	67,933	39,265
Common stock market capitalization	171,950	105,833	105,808	75,743	50,003
Full-time equivalent employees	358	308	258	187	139
Common shares outstanding—basic, period end	17,654	12,705	12,702	10,914	7,205
Common shares outstanding—diluted, period end	17,919	12,915	12,809	11,029	7,322

Average Balances:(1)
Loans	$657,928	$514,479	$422,332	$311,774	$221,624
Intangible assets	19,924	15,296	11,507	7,202	6,437
Total earning assets	799,109	610,585	530,777	384,483	254,739
Total assets	866,946	676,381	578,258	415,810	279,377
Deposits	734,869	559,695	475,103	337,198	233,007
Stockholders’ equity	107,499	83,630	78,284	56,039	33,292
Shares outstanding—basic	14,618	12,705	12,190	9,415	6,270
Shares outstanding—diluted	14,910	12,912	12,328	9,533	6,378

(1)

Data includes our consolidated financial statements, including the following from their date of acquisition: First State Bank in July 2002; Premier National Bank in March 2003; National Bank of Commerce’s branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee in December 2003; Kenesaw Leasing and J&S Leasing in October 2004 and Jackson Bank & Trust in August 2005.

(2)	These ratios are calculated using net income, before extraordinary items.

(3)	These amounts and ratios are calculated using net operating income (net of tax) which excludes extraordinary items as defined by GAAP and certain non-recurring items. Since these items and their impact on First Security’s performance are difficult to predict, management believes presentation of financial measures excluding the impact of these items provide useful supplemental information that is important for a proper understanding of the operating results of First Security’s core business. Refer to the following non-GAAP reconciliation table for a detail of the non-recurring items.

(4)	The core efficiency ratio is calculated on a fully tax equivalent basis excluding non-recurring items (see footnote (3) and non-GAAP reconciliation table) and certain non-cash items, such as amortization of intangibles, gain or losses on investment securities and gains, losses, and write-downs on foreclosed and repossessed properties. Management utilizes this ratio as a key performance measure for First Security’s core results. This ratio provides management with information of the relationship between noninterest expense as compared with net interest income and noninterest income.

(5)	The extraordinary gain was recognized in conjunction with our acquisition of Kenesaw Leasing and J&S Leasing effective October 1, 2004.

(6)	Includes goodwill amortization of $481 thousand in 2001. Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets,” which requires that goodwill no longer be amortized and instead be tested for impairment at least annually.

(7)	Includes amortization expense of $806 thousand, $797 thousand, $550 thousand and $102 thousand for core deposit intangibles for the years ended December 31, 2005, 2004, 2003, 2002, respectively. Core deposit intangibles represent the premiums paid for acquisitions core deposits and are amortized on an accelerated basis over 10 years. Also includes $50 thousand and $8 thousand for licensing fee amortization for December 31, 2005 and 2004, respectively and $73 thousand for non-compete amortization for December 31, 2005.

GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. Management uses these “non-GAAP” measures in their analysis of First Security’s performance. Non-GAAP measures typically adjust GAAP performance measures to exclude the effects of charges, expenses and gains related to the consummation of mergers and acquisitions and costs related to the integration of merged entities. These non-GAAP measures may also exclude other significant gains, losses or expenses that are unusual in nature and not expected to recur. Since these items and their impact on our performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is important for a proper understanding of the operating results of our core business. Additionally, management utilizes measures involving a tangible basis which exclude the impact of intangible assets such as goodwill and core deposit intangibles. As these assets are normally created through acquisitions and not through normal recurring operations, management believes that the exclusion of these items presents a more comparable assessment of the aforementioned measures on a recurring basis.

These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following table provides a more detailed analysis of these non-GAAP performance measures.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share amounts)
Return on average assets	0.83%	0.51%	0.42%	0.63%	0.01%
Effect of intangible assets	0.02%	0.02%	0.01%	0.01%	0.00%

Return on average tangible assets	0.85%	0.53%	0.43%	0.64%	0.01%

Return on average equity	6.88%	4.16%	3.14%	4.64%	0.05%
Effect of intangible assets	1.57%	0.94%	0.54%	0.69%	0.02%

Return on average tangible equity	8.45%	5.10%	3.68%	5.33%	0.07%

Return on average assets	0.83%	0.51%	0.42%	0.63%	0.01%
Effect of non-recurring items	0.04%	—	—	—	—

Operating return on average assets	0.87%	0.51%	0.42%	0.63%	0.01%
Effect of average intangible assets	0.02%	0.02%	0.01%	0.01%	0.00%

Operating return on average tangible assets	0.89%	0.53%	0.43%	0.64%	0.01%

Return on average equity	6.88%	4.16%	3.14%	4.64%	0.05%
Effect of non-recurring items	0.32%	—	—	—	—

Operating return on average equity	7.20%	4.16%	3.14%	4.64%	0.05%
Effect of average intangible assets	1.64%	0.94%	0.54%	0.69%	0.02%

Operating return on average tangible equity	8.84%	5.10%	3.68%	5.33%	0.07%

Average equity to average assets	12.12%	12.36%	13.54%	13.48%	11.92%
Effect of average intangible assets	(2.02)%	(2.02)%	(1.76)%	(1.53)%	(2.08)%

Average tangible equity to average tangible assets	10.10%	10.34%	11.78%	11.95%	9.84%

Efficiency ratio	71.77%	76.69%	79.64%	70.95%	80.01%
Effect of non-recurring items	(1.32)%	—	—	—	—
Effect of non-cash items	(3.12)%	(2.66)%	(1.99)%	(0.37)%	(3.55)%
Effect of net interest income, tax equivalent adjustment	(0.99)%	(0.99)%	(0.89)%	(0.69)%	0.00%

Core efficiency ratio	66.34%	73.04%	76.76%	69.89%	76.46%

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share amounts)
Non-interest expense	$35,373	$27,128	$22,278	$14,915	$11,004
Severance	(157)	—	—	—	—
Impairment of long-lived assets	(308)	—	—	—	—
Jackson Bank & Trust integration costs and other	(234)	—	—	—	—
Reinsurance underwriting expense	(238)	—	—	—	—

Non-interest expense, adjusted	$34,436	$27,128	$22,278	$14,915	$11,004

Non-interest income	$8,847	$6,544	$5,429	$3,819	$2,743
Recovery on previously disposed repossessed asset	(173)	—	—	—	—
Reinsurance underwriting revenue	(254)	—	—	—	—

Non-interest income, adjusted	$8,420	$6,544	$5,429	$3,819	$2,743

Net income	$9,571	$4,267	$2,456	$2,602	$18
Extraordinary gain, net of tax	(2,175)	(785)	—	—	—
Non-recurring expenses (income), net of tax	346	—	—	—	—

Net operating income, net of tax	$7,742	$3,482	$2,456	$2,602	$18

Per Common Share:
Book value	$7.84	$6.80	$6.49	$6.22	$5.45
Effect of intangible asset	(1.84)	(1.20)	(1.24)	(0.78)	(0.86)

Tangible book value	$6.00	$5.60	$5.25	$5.44	$4.59

Net income, basic	$0.65	$0.34	$0.20	$0.28	$0.00
Effect of extraordinary and non-recurring items, net of tax	(0.12)	(0.06)	—	—	—

Net operating income, basic	$0.53	$0.28	$0.20	$0.28	$0.00

Net income, diluted	$0.64	$0.33	$0.20	$0.27	$0.00
Effect of extraordinary and non-recurring items, net of tax	(0.12)	(0.06)	—	—	—

Net operating income, diluted	$0.52	$0.27	$0.20	$0.27	$0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and notes included in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K.

All per share data has been retroactively adjusted for the 12-for-10 stock split effected on December 22, 2004. As a result of the split, the par value for accounting purposes has been adjusted from $0.0083 to $0.0069 per share; however, we have rounded the par value to $0.01 per share for presentation purposes. Retroactive adjustments were also made to all per share data for the previous two stock splits: (1) a 12-for-10 split effected June 16, 2003, which resulted in the par value decreasing to $0.0083 from $0.01 for accounting purposes and (2) a 13-for-10 stock split in the form of a stock dividend effected on April 15, 2001.

Year Ended December 31, 2005

The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2005 and 2004, and results of operations for the three years ended December 31, 2005 as reflected in the audited financial statements.

Overview

As of December 31, 2005, we had total consolidated assets of approximately $1.0 billion, total loans of approximately $748.7 million, total deposits of approximately $861.5 million, and stockholders’ equity of approximately $138.4 million. In 2005, our net income, after recognizing an extraordinary gain, net of tax, of $2.2 was $9.6 million, resulting in basic and diluted net income of $0.65 and $0.64 per share, respectively. The extraordinary gain was recognized as a result of a purchase accounting adjustment related to the acquisition of our leasing companies in October 2004. The gain resulted from the elimination of a tax liability when it became increasingly evident after ongoing discussions with the seller and the preparation of our respective tax returns for 2004, that the obligation for the payment was too remote to be carried on our books as a specific obligation.

As of December 31, 2004, we had total consolidated assets of approximately $766.7 million, total loans of approximately $592.4 million, total deposits of approximately $640.5 million and stockholders’ equity of approximately $86.4 million. In 2004, our net income, after recognizing an extraordinary gain, net of tax, of $785 thousand was approximately $4.3 million, resulting in basic and diluted net income of $0.34 and $0.33 per share, respectively.

Net interest income and non-interest income for 2005 increased by $11.6 million and $2.3 million respectively, while non-interest expense, including provision for loan losses, increased by $7.8 million as compared to 2004. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisition and branching activity during 2005 and 2004. Our efficiency ratio improved in 2005 to 71.8% compared to 76.7% in the same period of 2004. We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses, as well as evaluating staff levels with particular emphasis on our branches. In 2005, we opened two de novo branches in Cleveland, Tennessee and Varnell, Georgia. In 2006, we plan to open three de novo branches in Hixson, Tennessee, Cookeville, Tennessee and Knoxville, Tennessee. In addition, we anticipate completing our corporate headquarters in downtown Chattanooga, Tennessee. We expect to complete each of these projects in the second half of 2006.

Net interest margin in 2005 was 5.15% or 32 basis points higher as compared to the prior period of 4.83%. While our net interest margin remains among the highest of our peer group, we expect our margin to decline in 2006 due to the dilutive impact of Jackson Bank, whose margin was approximately 4.0% at the time of acquisition.

On August 10, 2005, we announced the sale of 4,500,000 shares of common stock at an offering price of $10.00 per share through a firm commitment underwritten offering. Keefe, Bruyette & Woods acted as book-running lead manager for the offering and Raymond James and Sterne, Agee & Leach, Inc. acted as co-managers. On September 12, 2005, the underwriters exercised their option to purchase an additional 366,900 shares at the same price. We received net proceeds from the offering, less underwriting fees and expenses, of approximately $44.7 million. A portion of the proceeds were used to fund the acquisition of Jackson Bank & Trust (Jackson Bank). We will use the remaining proceeds for general corporate purposes, which may include, among other things, our working capital needs and investments in our subsidiary bank to support our growth. In addition, we may use a portion of the net proceeds to finance additional acquisitions.

In addition, effective June 13, 2005, we signed a listing agreement with Nasdaq Stock Market, Inc. and applied to have our common stock listed on the Nasdaq National Market. On August 10, 2005, we began trading on Nasdaq under the symbol “FSGI.”

On August 31, 2005, pursuant to the Agreement and Plan of Share Exchange entered into on May 12, 2005, with Jackson Bank, we completed our acquisition of 100% of the outstanding shares of common stock of Jackson Bank for approximately $33.3 million in cash, or $92.39 per share. Subsequent to the Share Exchange, Jackson Bank, including its five branches, were merged into FSGBank, with FSGBank surviving the transaction. The acquisition was funded through our public offering on August 10, 2005. The acquisition of Jackson Bank has enabled us to extend our franchise along the Interstate 40 corridor, toward Nashville and provides us with five additional branches within that market.

On October 27, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of its common stock in open market transactions over the next six months. The common stock will be used to provide shares under our Employee Stock Ownership Plan and matching contributions for the 401(k) plan. During the fourth quarter of 2005, our ESOP purchased 9,500 shares at a cost of $91 thousand, or $9.67 per share. During the fourth quarter of 2005, we repurchased 82,727 shares at a cost of $797 thousand, or $9.63 per share, that were subsequently retired and returned to authorized and unissued shares.

The Board of Directors approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 20 million to 50 million. The proposal was approved by our shareholders at our annual meeting on October 27, 2005.

On December 16, 2005, we paid our first quarterly cash dividend of $0.025 per share or $441 thousand to shareholders of record on December 1, 2005.

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

Should any of these factors change, the estimate of credit losses in the loan portfolio and the related allowance would also change. Refer to the “Provision for Loan Losses” section for a discussion of our methodology of establishing the allowance for loan losses.

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

Results of Operations

We reported net income for 2005 of $9.6 million versus net income for 2004 of $4.3 million after the recognition of extraordinary gains in both years, net of tax, of $2.2 million and $785 thousand, respectively. Net income for 2003 was $2.5 million. In 2005, basic net income per share was $0.65 on approximately 14.6 million shares and diluted net income per share was $0.64 on approximately 14.9 million weighted average shares outstanding. In 2004, basic net income per share was $0.34 on approximately 12.7 million shares and diluted net income per share was $0.33 on approximately 12.9 million weighted average shares outstanding. In 2003, net income per share was $0.20 on approximately 12.2 million and 12.3 million weighted average basic and diluted shares outstanding, respectively.

Net income in 2005 was above the 2004 level as a result of a full year inclusion of Kenesaw Leasing and J&S Leasing which were acquired in October 2004 combined with the acquisition of Jackson Bank on August 31, 2005. Our overhead also increased in 2005 because of our acquisitions and two new full service bank branches. As of December 31, 2005, we had 37 banking offices, including the headquarters, four leasing offices and 358 full time equivalent employees. Although, we expect to continue to expand our branch network and our employee force in 2006, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs and occupancy, salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2005	Change From Prior Year	%	2004	Change From Prior Year	%	2003	Change From Prior Year	%
	(Dollar amounts in thousands)
Gross interest income	$56,304	$18,715	49.8%	$37,589	$6,146	19.6%	$31,443	$5,822	22.7%
Gross interest expense	15,863	7,104	81.1%	8,759	(138)	(1.6)%	8,897	480	5.7%

Net interest income	40,441	11,611	40.3%	28,830	6,284	27.9%	22,546	5,342	31.1%
Provision for loan losses	2,922	(477)	(14.0)%	3,399	1,277	60.2%	2,122	174	8.9%

Net interest income after provision for loan losses	37,519	12,088	47.5%	25,431	5,007	24.5%	20,424	5,168	33.9%
Noninterest income	8,847	2,303	35.2%	6,544	1,115	20.5%	5,429	1,610	42.2%
Noninterest expense	35,373	8,245	30.4%	27,128	4,850	21.8%	22,278	7,363	49.4%

Income before income taxes	10,993	6,146	126.8%	4,847	1,272	35.6%	3,575	(585)	(14.1)%
Income tax provision	3,597	2,232	163.5%	1,365	246	22.0%	1,119	(439)	(28.2)%

Income before extraordinary item	7,396	3,914	112.4%	3,482	1,026	41.8%	2,456	(146)	(5.6)%
Extraordinary gain on business combination, net of income tax	2,175	1,390	177.1%	785	785	100.0%	—	—	—

Net income	$9,571	$5,304	124.3%	$4,267	$1,811	73.7%	$2,456	$(146)	(5.6)%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2005, net interest income was $40.4 million or 40% more than the 2004 level of $28.8 million, which in turn was 28% more than the 2003 level of $22.5 million.

We monitor and evaluate the effects of certain risks on our earnings and seek balance between the risks assumed and returns sought. Some of these risks include interest rate risk, credit risk and liquidity risk.

The level of net interest income is determined primarily by the average balances (volume) of interest earning assets and the various rate spreads between our interest earning assets and our funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest earning assets and interest bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.

Interest income in 2005 was $56.3 million, a 50% increase over the 2004 level of $37.6 million, which was 20% more than the $31.4 million earned in 2003. Year-to-year increases since 2003 are due to the annual increases in the volume of earning assets. Average earning assets in 2005 were $799.1 million, an increase of $188.5 million or 31% from 2004 average earning assets. The increase from 2003 to 2004 was $79.8 million or 15%. In 2005, our earning assets increased due to the deposit gathering activities (including the issuance of brokered CDs) of FSGBank, the acquisition of Jackson Bank and proceeds from our initial public offering. Deposits raised and proceeds from our public offering, were used to fund or acquire earning assets, including the acquisition of Jackson Bank on August 31, 2005. These additional earning assets have enabled us to earn more interest income. Supplementing the additional earnings from increased volumes was the increase in yield on earnings assets. The tax equivalent yield on earning assets increased 88 basis points in 2005 to 7.14% from 6.26% in 2004, which was 28 basis points higher than 2003. The changes in the yield rates relate to our changing the mix of earning assets and the Federal Reserve Board changing the federal funds rate and discount rate.

Total interest expense was $15.9 million in 2005 compared to $8.8 million in 2004 and $8.9 million in 2003. The increase in interest expense in 2005 is primarily due to the additional volume of interest bearing liabilities. Average interest bearing liabilities increased $148.6 million in 2005 or 31% compared to 2004. The significant increase in interest bearing liabilities was due to our market penetration, the acquisition of Jackson Bank and the issuance of brokered CDs. We primarily use brokered CDs to match fund our leasing portfolio. Total deposits grew $221.0 million or 34% to $861.5 million. Jackson Bank contributed approximately $140.2 million or 63% of total deposit growth. Interest expense decreased in 2004 from 2003 because the savings generated through lower average rates paid on interest bearing liabilities exceeded the increase in interest expense resulting from the additional volume of interest bearing liabilities. Average interest-bearing liabilities increased $66.6 million or 16% from 2003 to 2004. The increase in interest bearing liabilities in 2004 was due to FSGBank’s market penetration, and the issuance of brokered CDs. The average rate paid on average interest-bearing liabilities increased by 70 basis points from 1.82% in 2004 to 2.52% in 2005, but decreased 33 basis points from 2.15% in 2003 to 1.82% in 2004. The rate decreases in 2004 and 2003 resulted from Federal Reserve policy changes and the associated repricing characteristics of the interest bearing liabilities. Absent any competitive pricing pressures, we feel that our average rate paid on interest bearing liabilities will increase as our time deposits mature and reprice at current market levels, which have risen as a result of the Federal Reserves rate increase initiative.

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

First Security’s net interest rate spread (on a tax equivalent basis) was 4.62% in 2005, 4.44% in 2004 and 3.83% in 2003, while the net interest margin (on a tax equivalent basis) was 5.15% in 2005, 4.83% in 2004 and 4.31% in 2003. The increased net interest margin from 2003 to 2005 was due to (1) our earning assets repricing faster than our interest bearing liabilities in an increasing interest rate environment, (2) changes in the mix of our earning assets and (3) the acquisition of Kenesaw Leasing and J&S Leasing in October 2004, which added approximately 45 basis points to our net interest margin at that time. In 2006, we believe our net interest margin will decline due to the dilutive impact of Jackson Bank whose net interest margin was approximately 4.0% at the time of acquisition. Average interest bearing liabilities as a percentage of average earning assets were 79% in 2005, 79% in 2004 and 78% in 2003.

At the beginning of 2003, the federal funds rate and the prime lending rate were 1.25% and 4.25%, respectively. In 2003, the Federal Reserve Board lowered its target federal funds rate by 25 basis points, which effectively decreased the federal funds rate and the prime-leading rate to 1.00% and 4.00%, respectively. In 2004, the Federal Reserve Board raised the federal funds rate five times by a total of 125 basis points, from 1.00% to 2.25%. In 2005, the Federal Reserve Board raised the target federal funds rate eight times by 200 basis points to 4.25%.

The following table summarizes net interest income and average yields and rates paid for the years ended December 31, 2005, 2004 and 2003.

Average Consolidated Balance Sheets and Net Interest Analysis

Fully Tax-Equivalent Basis

	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
	(Fully tax equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$657,928	$50,792	7.72%	$514,479	$34,340	6.67%	$422,332	$28,711	6.80%
Debt securities—taxable	91,885	3,698	4.02%	64,833	2,239	3.45%	54,407	1,819	3.34%
Debt securities—non-taxable (2)	32,455	1,892	5.83%	21,387	1,381	6.46%	17,383	823	4.73%
Fed funds sold and other earning assets	16,841	641	3.81%	9,886	150	1.52%	36,655	412	1.12%

Total earning assets	799,109	57,023	7.14%	610,585	38,110	6.26%	530,777	31,765	5.98%

Allowance for loan losses	(9,444)			(6,044)			(6,170)
Intangible assets	19,924			15,296			11,507
Cash & due from banks	21,666			21,259			17,263
Premises & equipment	27,652			25,514			18,997
Other assets	28,039			9,771			5,884

Total assets	$886,946			$676,381			$578,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$64,054	$433	0.68%	$52,104	183	0.35%	$36,362	121	0.33%
Money market accounts	112,681	1,958	1.74%	100,952	1,030	1.02%	92,685	1,153	1.24%
Savings deposits	34,606	180	0.52%	32,789	114	0.35%	23,120	152	0.66%
Time deposits < $100	182,629	5,645	3.09%	162,221	3,988	2.46%	145,903	4,136	2.83%
Time deposits > $100	124,008	4,136	3.34%	96,433	2,522	2.62%	92,635	2,748	2.97%
Brokered CDs	84,844	2,987	3.52%	7,466	263	3.52%	1,956	114	5.83%
Federal funds purchased	5,369	162	3.02%	4,686	88	1.88%	356	8	2.25%
Repurchase agreements	15,896	137	0.86%	13,672	88	0.64%	12,796	115	0.90%
Other borrowings	5,372	225	4.19%	10,494	483	4.60%	8,399	350	4.17%

Total interest bearing liabilities	629,459	15,863	2.52%	480,817	8,759	1.82%	414,212	8,897	2.15%

Net interest spread		$41,160	4.62%		$29,351	4.44%		$22,868	3.83%

Noninterest bearing demand deposits	132,047			107,730			82,442
Accrued expenses and other liabilities	17,941			4,204			3,320
Stockholders’ equity	108,084			83,849			77,782
Accumulated other comp (loss) income	(585)			(219)			502

Total liabilities and stockholders’ equity	$886,946			$676,381			$578,258

Impact of noninterest bearing sources and other changes in balance sheet composition			0.53%			0.39%			0.48%

Net interest margin			5.15%			4.83%			4.31%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)	Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $719 thousand, $521 thousand and $322 thousand for the three years ended December 31, 2005, 2004 and 2003.

The following table shows the relative impact on net interest income to changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Change in Interest Income and Expense on a Tax Equivalent Basis

	2005 compared to 2004 increase (decrease) in interest income and expense due to changes in:			2004 compared to 2003 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in thousands)
Earning assets:
Loans, net of unearned income	$9,575	$6,877	$16,452	$6,264	$(635)	$5,629
Debt Securities—taxable	934	525	1,459	349	71	420
Debt securities—non-taxable	715	(204)	511	190	368	558
Fed funds sold and other earning assets	106	385	491	(301)	39	(262)

Total earning assets	11,330	7,583	18,913	6,502	(157)	6,345

Interest bearing liabilities:
NOW accounts	42	208	250	52	10	62
Money market accounts	120	808	928	103	(226)	(123)
Savings deposits	6	60	66	64	(102)	(38)
Time deposits < $100	502	1,155	1,657	463	(611)	(148)
Time deposits > $100	721	893	1,614	113	(339)	(226)
Brokered CD’s	2,726	(2)	2,724	321	(172)	149
Federal funds purchased	13	61	74	97	(17)	80
Repurchase agreements	14	35	49	8	(35)	(27)
Other borrowings	(236)	(22)	(258)	87	46	133

Total interest bearing liabilities	3,908	3,196	7,104	1,308	(1,446)	(138)

Increase in net interest income	$7,422	$4,387	$11,809	$5,194	$1,289	$6,483

Provision for Loan Losses

The provision for loan losses charged to operations during 2005 was $2.9 million compared to $3.4 million in 2004 and $2.1 million in 2003. In 2005, net charge-offs totaled $2.4 million, which is a decrease of $551 thousand as compared to 2004 charge-offs of $2.9 million. Charge-offs in 2003 were $2.7 million. Net charge-offs as a percentage of average loans were 0.36% in 2005, 0.57% in 2004 and 0.63% for 2003 and our Bank’s peer group averages (as reported in the September 30, 2005 Uniform Bank Performance Report) were 0.11%, 0.17% and 0.25% in 2005, 2004 and 2003, respectively.

The decrease in our provision for loan losses in 2005 relative to 2004 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. As a result of our analysis, we determined during the fourth quarter of 2005 that we had adequately provided to absorb potential credit losses and as a result reduced our provision expense for the remainder of 2005 to reflect this improvement in credit quality. Management will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at March 31, 2006, or sooner if necessary and the provision expense will be adjusted accordingly, if necessary. We anticipate that during 2006 our provision expense for loan losses will increase due to projected loan growth. We believe that our organic loan growth in 2006 will outpace the 2005 level of $52.0 million, or 9.0% as a result of our branching and marketing activities.

The loan portfolio increased by $156.3 million from year-end 2004 to year-end 2005, compared to an increase of $114.3 million from year-end 2003 to year-end 2004. In 2005 we acquired approximately $104.3 million in loans in our acquisition of Jackson Bank, while in 2004 we acquired approximately $60.6 million in leases in the acquisition of Kenesaw Leasing and J&S Leasing. Excluding maturities, prepayments, and payoffs of the purchased loans, our organic loan growth in 2005 was approximately $52.0 million compared to $53.7 million in 2004.

Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks. During their routine examinations, regulators may require us to make additional provisions to our allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.

During 2005 we made further improvements in our methodology and analysis of the loan loss reserve. In addition to analyzing significant problem loans for possible deficiencies in sources of repayment, we also analyzed the loss history in specific pools of criticized and classified loans. We then used this loss history to estimate the amount of loan loss coverage necessary for the smaller problem loans not specifically analyzed. We also analyze our loan portfolio by product and compare our actual loss history with that reported by our peer banks.

Our primary grouping of loans that are specifically analyzed for loss potential and specific reserves are as follows:

1.	Significant Classified Loans: Significant classified loans generally include those loans with a risk rating of substandard and a total exposure exceeding $500 thousand, as well as all loans with a risk rating of doubtful. For this loan group, management estimates the specific potential losses based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. If management believes or an outside third party’s valuation indicates that the value of the secondary sources of repayment is less than the balance of the total corporate exposure, then a specific reserve is established. The definition of both substandard and doubtful risk ratings are outlined in item 2 below.

2.	Other Classified and Criticized Loans: We reserve for loan pools that are criticized and classified, but are not considered “significant,” as described in item 1 above, using flat percentages depending on the pool’s risk rating and also the loss history of the specific pools of criticized and classified loans. For this group, we analyze the geographic loan pools as follows:

i.	Loans with Risk Ratings of Special Mention: We reserve for special mention loans using a flat percentage of 4.96% based upon the loss history experienced in this pool of loans for the previous 18 months. We refer to this analysis of these pools as “vintage analysis”. For leases we are using a flat 3% since this is a collateralized product. The special mention risk rating is considered a criticized loan and is not considered as severe as a classified loan risk rating. Special mention loans are loans that must be followed closely because of identified potential weakness(es), which if not checked and corrected, could result in an unacceptable increase in credit risk at some future date. These loans may be characterized by:

Loans to Businesses:

•	Downward trend in sales, profit levels and margins

•	Impaired working capital position compared to industry

•	Cash flow strained in order to meet debt repayment schedule

•	Technical defaults due to noncompliance with financial covenants

•	Recurring trade payable slowness

•	High leverage compared to industry average with shrinking equity cushion

•	Questionable abilities of management

•	Weak industry conditions

•	Inadequate or outdated financial statements; if audited, adverse opinion may be issued

Loans to Businesses or Individuals:

•	Loan delinquencies and overdrafts may occur

•	Original source of repayment questionable

•	Documentation deficiencies may not be easily correctable

•	Loan may need to be restructured

•	Collateral or guarantor offers adequate protection

•	Unsecured debt to tangible net worth is excessive

ii.	Loans with Risk Ratings of Substandard: We reserve for substandard loans that are generally less than $500 thousand using 6.10% based on the 18 month vintage analysis testing results. Substandard leases are reserved at 10%. Substandard loans are loans that reflect significant deficiencies with specifically identified and well defined weaknesses due to severely adverse trends of a financial, economic, or managerial nature. For substandard loans, a protracted work-out is likely due to the following factors, in addition to those listed for special mention loans:

Loans to Businesses:

•	Sustained losses which have severely eroded equity and cash flows

•	Concentration in illiquid assets

•	Serious management problems or internal fraud

•	Chronic trade payable slowness; may be placed on COD or collection by trade creditor

•	Inability to access other funding sources

•	Financial statements with adverse opinion or disclaimer; may be received late

•	Insufficient documented cash flows to meet contractual debt service requirements

Loans to Businesses or Individuals:

•	Chronic or severe delinquency or has met the retail classification standards which is generally past dues greater than 90 days

•	Original repayment terms liberalized due to inability to meet original terms

•	Frequent overdrafts

•	Likelihood of bankruptcy exists

•	Serious documentation deficiencies

•	Reliance on secondary sources of repayment which are presently considered adequate

•	Demand letter sent

•	Litigation may have been filed against the borrower

•	Interest non-accrual may be warranted

iii.	Loans with Risk Ratings of Doubtful: We analyze doubtful loans individually to determine our best estimate of loss based upon the most recent assessment of all available sources of repayment. The amount of the estimated loss is then specifically reserved in a separate component of the allowance of loan loss reserve. Doubtful loans are loans where the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Doubtful loans must be placed on non-accrual, and the principal balance charged down to estimated collectable value, or a full or partial reserve must be allocated. In addition to the characteristics listed for substandard loans, the following characteristics apply to doubtful loans:

Loans to Businesses:

•	Normal operations are severely diminished or have ceased

•	Seriously impaired cash flow

•	Numerous exceptions to loan agreement

•	Outside accountant questions entity’s survivability as a “going concern”

•	Financial statements may be received late, if at all

•	Material judgments filed

•	Collection of principal and interest is impaired

•	Collateral/Guarantor may offer inadequate protection

•	Possibility of partial loss exists

Loans to Businesses or Individuals:

•	Original repayment terms materially altered

•	Secondary source of repayment is inadequate

•	Asset liquidation may be in process with all efforts directed at debt retirement

•	Documentation deficiencies not correctable

iv.	Loans with Risk Ratings of Loss: We reserve loss loans at 100% of the loan balance pursuant to our loan policy. Loss loans are loans of such limited value that they do not merit continuance as an acceptable asset, and therefore must be charged-off in full in the fiscal quarter this grade is assigned. As of December 31, 2005, December 31, 2004 and December 31, 2003, we did not have any loans risk rated as loss.

3.	Unclassified and Uncriticized Loans: In our analysis of these loan pools, we establish our reserves using our historical average net charge-off base for loans for the prior five years. As of December 31, 2005, our historical five year average net charge-off rate for loans and leases was approximately 0.39% and 1.37%, respectively.

4.	We also analyzed the loan portfolio (excluding criticized and classified loans) based upon six categories that may increase the risk of loss in the portfolio. The six categories include:

i)	Changes in lending policies and procedures, underwriting standards and collection, charge-off and recovery practices

ii)	Changes in national and local economic and business conditions

iii)	Changes in the trends, concentrations, nature and volume of the loan portfolio

iv)	Changes in the experience, ability and depth of lending staff

v)	Changes in credit quality indicators

vi)	Provision for lack of vintage analysis data*

We assigned reserve percentages for each of these categories ranging from 0.02% to 0.11% depending upon the perceived risk that each may have on the portfolio. For example a low risk was assigned 0.02% and a moderate risk was assigned 0.07%. These may increase or decrease each quarter depending upon the perceived risk in each category.

For purposes of analyzing the allowance for loan losses, the unclassified and uncriticized loan pools do not include binding commitments to lend, standby letters of credit, deposit secured loans or mortgage loans originated with commitments to sell in the secondary market. Loans secured by segregated deposits held by us are not required to have an allowance reserve, nor are originated mortgage loans pending sale in the secondary market.

While it is our policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

Total noninterest income for 2005 was $8.8 million, compared to $6.5 million in 2004 and $5.4 million in 2003. We experienced solid organic growth of approximately 20% year over year. In 2005, Jackson Bank contributed approximately $502 thousand in non-interest income. Kenesaw Leasing and J&S Leasing contributed approximately $511 thousand in 2005 compared to $43 thousand in 2004 from their date of acquisition in October 2004. We are projecting an increase in non-interest income in 2006 as compared to 2005 primarily due to a full year inclusion of Jackson Bank. The following table presents the components of noninterest income for years ended December 31, 2005, 2004 and 2003.

Noninterest Income

	For the Years Ended December 31,
	2005	Percent Change	2004	Percent Change	2003
	(Dollar amounts in thousands)
NSF fees	$3,284	13.1%	$2,903	75.7%	$1,652
Service charges on deposit accounts	937	(3.4)%	970	32.9%	730
Mortgage loan and related fees	1,468	9.2%	1,344	(37.7)%	2,157
Net (loss) gain on sales of available for sale securities	(117)	(239.3)%	84	250.0%	24
Other income	3,275	163.5%	1,243	43.5%	866

Total noninterest income	$8,847	35.2%	$6,544	20.5%	$5,429

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $4.2 million, or 48% of total noninterest income for 2005, compared with $3.9 million or 59% for 2004 and $2.4 million, or 44% for 2003. During 2004, we implemented a “bounce protection” program for our customers. Bounce protection is an overdraft product that

*	As of December 31, 2005, 18 months of data was available. Additional provision is anticipated until approximately three to four years of data is available for analysis.

pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee. This program and our growing deposit base caused our NSF fee income to increase. Effective January 1, 2005, we decreased the amount of time that we may hold an overdraft prior to charging it off from 60 days to 45 days to begin more aggressive recovery efforts earlier in the process. As a result of this change our NSF fees for 2005 remained relatively consistent as compared to 2004, excluding the positive impact of $299 thousand of NSF fees from Jackson Bank. Service charges on deposit accounts decreased in 2005 as compared to 2004 due to (1) an increase in the average balance of checking and savings accounts thus decreasing the amount of service charges assessed to the customer, (2) an increase in “free checking” due to competitive pressures and (3) a reduction in commercial account analysis charges due to increases in the crediting rate which often occur in a rising interest rate environment. The increase in service charges on deposit accounts in 2004 is directly related to the increase in the number of our deposit accounts. During 2004 we had a net gain of 1,851 transaction and savings accounts as compared to 2003. At year-end 2004 and 2005 we had 31,538 and 42,199 (9,596 of which were assumed in the acquisition of JB&T) transaction and savings accounts, respectively and anticipate the number of accounts will continue to increase in 2006.

Mortgage loan and related fees for 2005 were $1.5 million, compared to the 2004 and 2003 level of $1.3 million and $2.2 million, respectively. During 2005, we hired an experienced mortgage banker to grow our mortgage banking business. Substantially all of the mortgage loan and related fees recorded during 2005 were received as the result of originating approximately $85.3 million of residential mortgages that were subsequently sold into the secondary market. In 2004, we originated and sold approximately $80.7 million of residential mortgages; and in 2003 we originated and sold approximately $110.6 million of residential mortgages. We sold these loans with the right to service the loans (the servicing asset) being released to the purchaser for a fee.

Other income for 2005 was $3.3 million, compared to the 2004 level of $1.2 million and the 2003 level of $866 thousand. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate and repossessions, earnings of bank-owned life insurance, trust fee income, underwriting revenue and safe deposit box fee income. The most significant increase relates to point-of-sale fees on debit cards, trust fees, earnings on bank-owned life insurance, gains on sale of foreclosed properties and four months inclusion of Jackson Bank. In 2005, we recognized certain other non-interest income, which we consider not to be in the normal course of business or recurring in nature. We recognized approximately $170 thousand of gains on sales of repossessions in the second quarter of 2005. Also in the second quarter of 2005, we obtained our license to sell credit life and accident and health insurance. Through the process of obtaining the license, we partnered with Plateau Insurance Company in Crossville, Tennessee who had agreed to warehouse the business prior to our receiving the license. Upon receipt of the license, we booked underwriting revenue in the second quarter of $289 thousand which was approximately $254 thousand more than the normal recurring revenue stream of $35 thousand recognized in the third quarter of 2005.

The most significant increase in other noninterest income in 2004 as compared to 2003 is due to point-of-sale fees which totaled approximately $391 thousand.

Noninterest Expense

Total noninterest expense for 2005 was $35.4 million, compared to $27.1 million in 2004 and $22.3 million in 2003. Noninterest expense for 2005 and 2004 included increases of approximately $4.7 million and $2.8 million, respectively in salaries and benefits as a result of growth within our core banking markets and the acquisitions of Jackson Bank in August 2005 and Kenesaw Leasing and J&S Leasing in October 2004. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense for 2006 as a result of our branching activities. The following table represents the components of noninterest expense for the years ended December 31, 2005, 2004 and 2003.

Noninterest Expense

	For the Years Ended December 31,
	2005	Percent Change	2004	Percent Change	2003
	(Dollar amounts in thousands)
Salaries & benefits	$19,428	31.5%	$14,776	23.0%	$12,014
Occupancy	2,725	34.0%	2,033	33.5%	1,523
Furniture and equipment	2,881	29.3%	2,229	34.6%	1,656
Professional fees	1,364	18.4%	1,152	17.1%	984
Data processing	1,189	1.0%	1,177	(0.6)%	1,184
Printing & supplies	525	(12.1)%	597	(7.2)%	643
Communications	605	13.9%	531	14.4%	464
Advertising	610	22.5%	498	15.6%	431
Intangible asset amortization	929	16.6%	797	44.9%	550
Other expense	5,117	53.3%	3,338	18.0%	2,829

Total noninterest expense	$35,373	30.4%	$27,128	21.8%	$22,278

Total salaries and benefits for 2005 increased 31.5% as compared to 2004. The increase in salaries and benefits is related to our branch openings and staff additions to accommodate our growth, as well as the acquisition of Jackson Bank in the third quarter of 2005 and Kenesaw Leasing and J&S Leasing in the fourth quarter of 2004. The aforementioned acquisitions resulted in approximately $1.9 million of the overall increase in salaries and benefits in 2005. As of December 31, 2005, we had 37 full service banking offices and four leasing offices with 358 full-time equivalent employees; as of December 31, 2004, we had 30 full service banking offices, one loan production office and four leasing offices with 308 full time equivalent employees; and as of December 31, 2003, we had 24 full service banking offices with 258 full time equivalent employees. In 2006, we are budgeting to add three de novo branches in Cookeville, Tennessee, Hixson, Tennessee and Knoxville, Tennessee. In addition we anticipate completing our new corporate headquarters in downtown Chattanooga. We expect to complete each of these projects in the second half of 2006.

Total occupancy expense for 2005 increased by 34.0% compared with 2004, which was 33.5% more than total occupancy expense in 2003. The increase in 2005 was primarily due to a full year of expense related to opening three de novo branches in the second half of 2004 and two de novo branches in the fourth quarter of 2005. Through the acquisition of Jackson Bank, we acquired five additional branches which contributed approximately $200 thousand in additional occupancy expense for the year. The increase in 2004 was due to our opening six de novo branches and assuming three facility leases through our acquisition of Kenesaw Leasing and J&S Leasing. Increases in 2003 were the result of acquiring Premier National Bank of Dalton (which included two banking offices), along with acquiring four National Bank of Commerce locations and opening five de novo branches. As of December 31, 2005, we leased 13 facilities and the land for four branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense and communication expense increased in 2005 due de novo branch additions and the acquisition of Jackson Bank and the leasing companies. The increase in 2004 was due to the acquisition of the leasing companies and our de novo branching additions.

Professional fees increased by $212 thousand or 18.4% from 2004 to 2005. Professional fees include fees related to investor relations, outsourcing internal audit, loan review, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes-Oxley Act of 2002), tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties. The increase in 2005 primarily relates to legal fees, investor relation fees associated with being a NASDAQ listed company and external audit and tax services. Most of the increase for 2004 is related to meeting the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Data processing expense remained relatively consistent in 2005 as compared to 2004. The slight increase of $12 thousand is due to data processing expenses associated with the core processing system utilized by our trust department. The increase was offset by a decrease in our core bank data processing expense which is due to the August 2004 conversion of our four banking regions into one data processing system. Data processing expense decreased $7 thousand, or 1.0%, from 2003 to 2004 as a result of the data processing conversion. Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas. The monthly fees associated with data processing are based primarily on transaction volume. Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization increased by 16.6% in 2005 as compared to 2004. The increase is due to a non-compete agreement and a core deposit intangible asset, which resulted in $73 thousand and $210 thousand, respectively, in additional expense for 2005. Both intangible assets are associated with the acquisition of Jackson Bank. This increase was offset by a decline in amortization expense related to core deposit intangibles other than Jackson Bank as the core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of the assets, which is 10 years. In 2004 intangible asset amortization expense increased by 45% over 2003. In 2004 we added a new amortizing intangible asset associated with the purchase of license fee agreements related to operating Primer Banco Seguro branches within our market. The gross carrying amount of these license fees was $500 thousand and $192 thousand at December 31, 2004 and 2005, respectively. During 2005, we recorded an impairment charge to the license fee intangible asset, which was recorded to other noninterest expense. In conjunction with the write-down the estimated useful life of the license fee was revised from 10 years to 5 years. In 2003 we completed two acquisitions which created new intangible assets: (1) the core deposit intangible and goodwill equal to $1.3 million and $3.5 million, respectively, created by the March 31, 2003 acquisition of Premier National Bank of Dalton, and (2) the core deposit intangible and goodwill equal to $1.5 million and $760 thousand, respectively created by the December 4, 2003 acquisition of the National Bank of Commerce branches. In each case the estimated useful life of the core deposit intangible is 10 years. As a result of the adoption of SFAS 142, goodwill amortization expense has not been incurred since 2001; however, the goodwill will be written down should the carrying value become impaired. In 2005 and 2004 we determined that the carrying value of our goodwill was not impaired and thus no goodwill write-downs were incurred. The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2006	2007	2008	2009	2010
	(Dollar amounts in thousands)
Core deposit intangible amortization expense	$1,024	$763	$604	$515	$466
Covenant not to compete	175	175	102	—	—
License fee agreement amortization expense	50	50	50	42	—

Total amortization expense	$1,249	$988	$756	$557	$466

Other expense increased 53% in 2005 and 18% 2004. The increase is primarily a function of our increased branching activities combined with the acquisition of the leasing companies in October 2004 and Jackson Bank in August 2005. In 2005, we incurred certain costs included in other non-interest expense, which management does not consider to be in the normal course of business or recurring in nature. Specifically, we recognized an impairment charge on certain long-lived assets of $308 thousand, which included $250 thousand related to our license fee agreements for our Primer Banco Seguro branches and $58 thousand related to land held for sale. Additionally, we incurred $157 thousand in severance costs and approximately $234 thousand in expenses related to software training and conversion costs and our acquisition of Jackson Bank. Also in the second quarter of 2005, we obtained our license to sell credit life and accident and health insurance. Upon the receipt of our license, we booked underwriting expenses of $265 thousand which was approximately $238 thousand more than the normal recurring expense of $27 thousand recognized in the third quarter of 2005.

Income Taxes

We recorded income tax expense of $3.6 million in 2005, compared with $1.4 million in 2004 and $1.1 million in 2003. Our effective tax rates for 2005, 2004 and 2003 were 33%, 28%, and 31%, respectively. Barring legislative tax changes, we anticipate our effective tax rate to remain stable in 2006. As of December 31, 2005, our net deferred tax liability was $960 thousand and as of December 31, 2004, it was $483 thousand.

Extraordinary Gain on Business Combination

Effective October 1, 2004, we acquired 100% of the outstanding common shares of Kenesaw Leasing and J&S Leasing. These companies are located in our immediate market area of Knoxville, Tennessee and were acquired to diversify our loan portfolio and enhance our revenue. In 2005, we made a purchase accounting adjustment to eliminate certain tax liabilities which were negotiated as part of the purchase price, when it became increasingly evident after ongoing discussions with the seller and the preparation of our respective tax returns for 2004, that the obligation for payment of these tax liabilities was remote. The elimination of these tax liabilities resulted in the recognition of an extraordinary gain, net of tax, of $2.2 million in fiscal 2005. In 2004, we recognized an extraordinary gain, net of tax, of $785 thousand based on the preliminary allocation of the purchase price.

Statement of Financial Condition

We ended 2005 with consolidated assets of $1.0 billion, a 36% increase over the year end 2004 level of $766.7 million. Our asset growth is directly related to deposit growth and the funds available to us for investment. In 2005 our consolidated assets increased due to (1) our branching and deposit gathering activities, (2) our acquisition of Jackson Bank, which had approximately $186.7 million in assets on the acquisition date and (3) our initial public offering. In 2004 our consolidated assets increased due to (1) our branching and deposit gathering activities and (2) our acquisition of Kenesaw Leasing and J&S Leasing, which we funded by issuing brokered CDs. In 2005 we opened two de novo bank branches and assumed five bank branches in our acquisition of Jackson Bank. In 2004 we opened six de novo bank branches and assumed four leasing offices through our acquisition of Kenesaw Leasing and J&S Leasing. In 2006 we expect our assets to continue growing because we plan to (1) further leverage our existing bank branches, (2) build three new de novo branches and (3) actively pursue additional acquisitions of existing banks and bank branches.

We continue to seek means to enhance our core deposit market share through acquisitions and further branching to the extent our capital will enable us to do so.

Loans

Our loan demand continues to be strong. Total loans increased 26% from year-end 2004 to year-end 2005 and 24% from year-end 2003 to year-end 2004. The increase in loans in 2005 is attributable to (1) our acquisition of Jackson Bank which contributed approximately $104.3 million and (2) organic growth of $52.0 million, which resulted from our branching efforts along with the efforts of our lending team. The increase in loans in 2004 is attributable to (1) our acquisition of Kenesaw Leasing and J&S Leasing which added approximately $60.6 million and (2) organic growth of $53.7 million, which resulted from our branching efforts along with the efforts of our lending team. We believe that general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity. The following table presents a summary of the loan portfolio by category for the last five years.

Loans Outstanding

	As of December 31,
	2005	% Change	2004	% Change	2003	% Change	2002	% Change	2001	% Change
	(Dollars amounts in thousands)
Commercial—leases, net of unearned	$63,205	4.9%	$60,228	100.0%	$—	—	$—	—	$—	—
Commercial—loans	108,681	21.8%	89,197	(12.1)%	101,509	(3.6)%	105,269	8.8%	96,719	69.1%
Real estate—construction	128,263	55.6%	82,447	83.6%	44,909	56.2%	28,755	52.0%	18,923	205.2%
Real estate—mortgage	380,508	30.7%	291,207	14.4%	254,643	70.7%	149,211	28.6%	116,039	99.1%
Installment loans to individuals	64,694	(3.4)%	66,940	(10.8)%	75,013	16.8%	64,201	8.4%	59,216	91.7%
Other	3,308	41.5%	2,338	20.6%	1,939	69.2%	1,146	684.9%	146	(58.0)%

Total Loans	$748,659	26.4%	$592,357	23.9%	$478,013	37.1%	$348,582	19.8%	$291,043	90.3%

Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

Loans by Collateral Type

	As of December 31,
	2005	% of Loans	2004	% of Loans	2003	% of Loans	2002	% of Loans	2001	% of Loans
	(Dollar amounts in thousands)
Secured by real estate:
Construction and land development	$128,263	17.1%	$82,447	13.9%	$44,909	9.4%	$28,755	8.2%	$18,923	6.5%
Farmland	12,200	1.6%	14,797	2.5%	2,659	0.6%	2,123	0.6%	1,861	0.6%
Home equity lines of credit	78,222	10.4%	67,761	11.4%	50,082	10.5%	31,813	9.1%	23,318	8.0%
Residential first liens	126,549	16.9%	70,362	11.9%	72,678	15.2%	53,694	15.4%	34,782	12.0%
Residential junior liens	8,630	1.2%	4,009	0.7%	4,140	0.9%	2,582	0.7%	2,425	0.8%
Multi-family residential	10,436	1.4%	9,960	1.7%	11,431	2.4%	7,550	2.2%	6,368	2.2%
Non-farm and non-residential	144,471	19.4%	124,318	21.0%	113,653	23.8%	51,449	14.8%	47,285	16.2%

Total Real-Estate	508,771	68.0%	373,654	63.1%	299,552	62.7%	177,966	51.1%	134,962	46.4%

Other loans:
Commercial—leases, net of unearned	$63,205	8.4%	60,228	10.1%	$—	—	$—	—	$—	—
Commercial and industrial	108,681	14.5%	89,197	15.1%	101,509	21.2%	104,736	30.0%	96,332	33.1%
Agricultural production	2,401	0.3%	1,942	0.3%	1,728	0.4%	533	0.2%	387	0.1%
Credit cards and other revolving credit	1,934	0.3%	1,718	0.3%	1,071	0.2%	717	0.2%	364	0.1%
Consumer installment loans	62,760	8.4%	65,222	11.0%	73,942	15.5%	63,484	18.2%	58,852	20.2%
Other	907	0.1%	396	0.1%	211	0.0%	1,146	0.3%	146	0.1%

Total other loans	239,888	32.0%	218,703	36.9%	178,461	37.3%	170,616	48.9%	156,081	53.6%

Total loans	$748,659	100.0%	$592,357	100.0%	$478,013	100.0%	$348,582	100.0%	$291,043	100.0%

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2005. Our loan policy does not permit automatic roll-over of matured loans.

Loans by Maturity

	As of December 31, 2005
	Less than three months	Over three months to twelve months	One year to five years	Over five years	Total
	(Dollar amounts in thousands)
Closed end 1-4 family residential	$26,969	$14,256	$83,273	$2,051	$126,549
All other loans	343,072	49,683	218,649	10,706	622,110

Total	$370,041	$63,939	$301,922	$12,757	$748,659

Asset Quality

We consider our asset quality to be of primary importance. At year-end 2005 our loan portfolio was 72% of total assets. Over the past few years, we have improved our commercial and retail underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, additional credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan losses. During 2005, we added a corporate retail officer to assist with retail related credit matters and analysis. We also recently completed comprehensive retail loan underwriting training in conjunction with the implementation of our Baker Hill software platform. Our loan review process targets 60% to 70% of our portfolio for review over an eighteen month cycle. More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

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

Our asset quality ratios improved in 2005 as compared to 2004. In 2005, loan charge-offs decreased to $2.4 million or 36 basis points of average loans compared to $2.9 million or 57 basis points in 2004. The 2005 level was 25 basis points more than FSGBank’s peer group average of 0.11%. Of the loans charged-off in 2005, approximately $673 thousand resulted from bankruptcies. As a result of the acquisition of Jackson Bank, we assumed their allowance for loan losses of $1.3 million, which related to loans that were not subject to the provisions of SOP 03-3. We believe that charge-offs, as a percent of average loans, will decrease in 2006 (barring continued increases in bankruptcies) as a result of our continuing efforts to improve our loan underwriting, approval process, servicing, problem identification and problem resolution.

Our allowance for loan losses as a percentage of total loans was 1.35%, net charge-offs as a percentage of average loans were 36 basis points and non-performing assets as a percentage of total loans were 64 basis points. The largest components of non-performing assets in 2005 and 2004 were other real estate and repossessed assets. The increase in repossessed assets as compared to prior years is primarily the result of our acquisition of Kenesaw Leasing and J&S Leasing. In the fourth quarter of 2005, we engaged a consultant to evaluate our repossessed assets. As a result of this evaluation, we incurred a $454 thousand fair value write-down on repossessions held for sale longer than 90 days at Kenesaw Leasing. We have implemented new leasing policies addressing repossessions and are also more actively marketing repossessions in order to maximize their value and minimize their carrying cost. Loans 90 days past due decreased year over year, primarily due to significant pay-offs which occurred during the fourth quarter of 2005. The past dues at December 31, 2005 are reasonably collateralized, and in most cases, have guarantees.

In 2004 loan charge-offs increased over the level in 2003. Our 2004 and 2003 net charge-offs as a percentage of average loans were 0.57% and 0.63%, respectively, or 40 basis points more than FSGBank’s peer group average of 0.17% and 0.23%, respectively. In 2004 gross loan charge-offs were $3.4 million of which approximately $2.4 million resulted from bankruptcies. The majority of these bankruptcy related charge-offs were unsecured loans. In 2004 we enhanced our loan policy to strengthen our credit culture. As such, unsecured loan requests now require the borrower to meet more stringent financial requirements. Loans representing approximately one-fourth of 2004 charge-offs had been originated and underwritten by loan officers who are no longer employed by us. In 2004 we made aggressive decisions regarding the status of each potential problem loan reviewed to determine whether the loan met all the requirements to remain a bankable asset.

The following table presents a summary of changes in the allowance for loan losses for the past five years.

Analysis of the Allowance for Loan Losses

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands)
Allowance for loan losses—
Beginning of period	$8,312	$5,827	$5,362	$3,825	$1,942
Provision for loan losses	2,922	3,399	2,122	1,948	2,496
Additions due to business combinations	1,261	2,011	1,011	377	—

Sub-total	12,495	11,237	8,495	6,150	4,438

Charged off loans:
Commercial—leases	900	—	—	—	—
Commercial—loans	768	1,698	2,188	414	381
Real estate—construction	55	45	—	—	51
Real estate—residential mortgage	164	328	11	22	—
Consumer and other	991	1,356	1,001	432	190

Total charged off	2,878	3,427	3,200	868	622

Recoveries of charged-off loans:
Commercial—leases	43	26	—	—	—
Commercial—loans	143	385	387	54	4
Real estate—construction	12	—	—	—	—
Real estate—residential mortgage	88	—	—	—	—
Consumer and other	218	91	145	26	5

Total recoveries	504	502	532	80	9

Net charged-off loans	2,374	2,925	2,668	788	613

Allowance for loan losses—end of period	$10,121	$8,312	$5,827	$5,362	$3,825

Total loans—end of period	$748,659	$592,357	$478,013	$348,582	$291,043
Average loans	$657,928	$514,479	$422,332	$311,774	$221,624

As a percentage of average loans:
Net loans charged-off	0.36%	0.57%	0.63%	0.25%	0.28%
Provision for loan losses	0.44%	0.66%	0.50%	0.62%	1.13%
Allowance for loan losses as a percentage of:
Year end loans	1.35%	1.40%	1.22%	1.54%	1.31%
Non-performing assets	212.76%	143.43%	675.99%	585.37%	727.19%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan category (See Provision for Loan Losses).

Allocation of the Allowance for Loan Losses

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollar amounts in thousands)
Commercial—leases	$1,505	8.4%	$1,202	10.2%	$—	—	$—	—	$—	—
Commercial—loans	2,525	14.8%	2,244	20.0%	2,379	24.6%	2,446	31.2%	1,415	33.5%
Real estate—construction	665	17.1%	700	13.1%	262	8.9%	271	8.2%	162	6.5%
Real estate—mortgage	4,396	50.8%	3,432	44.7%	2,187	50.6%	1,650	41.7%	1,036	39.4%
Consumer	864	8.6%	728	12.0%	712	15.9%	672	18.9%	568	20.6%
Unallocated and charter condition	166	—	6	—	287	—	323	—	644	—

Total	$10,121	100%	$8,312	100.0%	$5,827	100.0%	$5,362	100.0%	3,825	100.0%

We believe that the allowance for loan losses at December 31, 2005 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $1.3 million, $985 thousand and $183 thousand as of December 31, 2005, 2004 and 2003, respectively. We earned interest of $79 thousand, $65 thousand and $11 thousand on these loans during 2005, 2004 and 2003, respectively. If these loans had been performing, we would have earned an additional $20 thousand, $16 thousand and $10 thousand in 2005, 2004 and 2003, respectively. We are not aware of any loans which represent material credits about which we are aware of any information which causes us to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention has been excluded from amounts disclosed as nonperforming loans. Nonperforming assets represent potential losses to us; however, in compliance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, we have measured the impairment of these loans and adjusted them to either the present value of expected future cash flows, the fair value of the collateral, or the observable market price.

Loans 90 days or more past due totaled $1.0 million and consisted of $43 thousand in construction and land development loans, $101 thousand in farmland loans, $360 thousand in residential 1-4 family mortgage loans, $233 thousand in non-farm/nonresidential loans, $54 thousand in commercial and industrial loans, $144 thousand in consumer loans and $107 thousand in leases.

The $1.6 million in other real estate owned consisted of $228 thousand in vacant land and construction, $358 million in residential real estate and $966 thousand in nonfarm/nonresidential property. All of these properties have been written down to their respective fair values.

At December 31, 2005, we owned repossessed assets in the amount of $1.9 million, compared to $2.5 million at December 31, 2004 and $143 thousand at December 31, 2003. The increase in repossessed assets from prior years is due to the acquisition of Kenesaw Leasing and J&S Leasing in October 2004. After engaging a consultant to evaluate the carrying values of our repossessions, we incurred a $454 thousand fair value write-down in 2005.

There are no commitments to lend additional funds to customers with loans on nonaccrual status at December 31, 2005. The table below summarizes our nonperforming assets for the last five years.

Nonperforming Assets

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands)
Nonaccrual loans	$1,314	$985	$183	$667	$519
Loans past due 90 days and still accruing	1,042	1,230	2,194	89	21

Total nonperforming loans	2,356	2,215	2,377	756	540

Other real estate owned	1,552	2,338	536	—	—
Repossessed assets	1,891	2,472	143	249	7
Nonaccrual loans	1,314	985	183	667	519

Total nonperforming assets	$4,757	$5,795	$862	$916	$526

Nonperforming loans as a percentage of total loans	0.31%	0.37%	0.50%	0.22%	0.19%
Nonperforming assets as a percentage of total assets	0.46%	0.76%	0.13%	0.19%	0.15%
Nonperforming assets + loans 90 days past due to total assets	0.56%	0.92%	0.47%	0.21%	0.15%

While nonperforming assets have increased over prior years primarily due to our acquisition of the leasing companies, our nonperforming asset ratios generally remain below our peer group. The ratio of nonaccruals loans and loans 90 days past due to gross loans was 0.31% and 0.52% for us and our peer group, respectively. The ratio of nonaccruals loans and loans 90 days past due to the allowance for loan losses was 0.23% and 0.44% for us and our peer group, respectively. The ratio of nonaccruals loans and loans 90 days past due to equity capital was 1.70% and 4.08% for FSGBank and our peer group, respectively. The ratio of nonaccruals loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 0.52% and 0.68% for us and our peer group, respectively.

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

Securities in our portfolio totaled $156.0 million at December 31, 2005, compared to $110.0 million at December 31, 2004. The growth in the securities portfolio year over year occurred as a result of our acquisition of Jackson Bank and our efforts to maintain a certain level of liquid assets in correlation to our overall asset growth. At December 31, 2005 the securities portfolio had unrealized net losses, net of tax, of approximately $1.6 million. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at December 31, 2005 consisted of tax-exempt municipal securities, taxable municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

The following table provides the amortized cost of our securities, as of December 31, 2005, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities—Amortized Cost

Investment Security Type	Less than one year	One year to five years	Five years to ten years	More than ten years
	(Dollar amounts in thousands)
Municipal—tax exempt	$687	$5,404	$21,049	$14,674
Municipal—taxable	—	—	—	—
Agency bonds	1,765	33,539	—	—
Agency issued remics	3,222	33,405	2,981	—
Agency issued pools	199	24,365	7,082	1,558
Asset backed & CMO	—	2,584	4,871	—
Other	—	—	—	1,000

Total	$5,873	$99,297	$35,983	$17,232

Tax equivalent yield	3.96%	4.39%	5.28%	5.86%

The following table details our investment portfolio by type of investment.

Investment Securities by Type—Amortized Cost

	As of December 31,
	2005	2004	2003
	(Dollar amounts in thousands)
Securities Available-for-Sale
Debt Securities—
Federal Agencies	$35,304	$30,536	$27,346
Mortgage-Backed	80,267	52,215	36,618
Municipals	41,814	27,100	21,883
Other	1,000	—	—

	$158,385	$109,851	$85,847

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. The bond is a $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of December 31, 2005, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of year-end 2005, the book value and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(Dollar amounts in thousands)
Fannie Mae	$36,195	$35,483
Federal Home Loan Mortgage Corporation	$58,887	$57,801

At December 31, 2005, we had federal funds sold of $17.8 million, compared to none at December 31, 2004. The increase in federal funds sold as compared to 2004 is primarily due to our deposit growth exceeding our loan growth combined with proceeds received from our public offering. As a result, we invested the excess deposits and proceeds from the offering into federal funds sold based on our liquidity needs.

As of December 31, 2005, we held $491 thousand in certificates of deposit at other FDIC insured financial institutions. At December 31, 2005, we held $21.4 million in bank-owned life insurance, $3.3 million of which was assumed through the acquisition of Jackson Bank, compared to $352 thousand at December 31, 2004.

Deposits and Other Borrowings

Deposits increased by $221 million, or 34%, from year-end 2004 to year-end 2005 due to (1) our acquisition of Jackson Bank which contributed $140.2 million or 63% of total deposit growth, (2) our management team drawing customers away from other financial institutions, (3) our branching efforts and (4) our issuance of brokered CDs. Excluding the impact of brokered CD issuance and acquisitions, our organic growth rate of deposits was 9.8%. The fastest growing sector of our core deposit base are non-interest bearing demand deposits, which grew organically 21% year over year. We define core deposits to include interest bearing and non-interest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider out retail CDs to be a stable source of funding because they are in-market, relationship oriented deposits. Core deposit growth is an important tenant to our business strategy. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2006 we plan to build three new de novo branches. As a result of these future branches and the branches we opened in the past few years, we anticipate that our deposits will continue to increase in 2006. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2005.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(Dollar amounts in thousands)
Certificates of deposit of $100 thousand or more	$40,553	$42,992	$75,108	$86,750

The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Cincinnati as of December 31, 2005.

Date	Type	Principal	Term	Rate	Maturity
1/8/2002	Fixed rate advance	$500,000	48 months	5.04%	1/6/06
1/10/2002	Fixed rate advance	500,000	48 months	5.00%	1/10/06
1/15/2002	Fixed rate advance	500,000	48 months	4.77%	1/13/06
1/17/2002	Fixed rate advance	500,000	48 months	4.90%	1/17/06
12/4/2003*	Fixed rate advance	2,666,000	48 months	3.17%	12/4/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	12/5/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	12/6/09
6/18/1996*	Variable rate advance	2,115	180 months	7.70%	7/1/11
9/16/1996*	Variable rate advance	3,938	180 months	7.50%	10/1/11
9/9/1997*	Variable rate advance	4,741	180 months	7.05%	10/1/12

		$10,010,794

Aggregate composite rate	3.82%
48 month composite rate	3.82%
180 month composite rate	7.34%

*	Assumed as part of the acquisition of Jackson Bank.

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and fed funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2005, our cumulative one-year gap was a positive (or asset sensitive) $75.5 million, or 8.2% of total earning assets. This means our interest earning assets are expected to reprice slightly faster than our interest bearing liabilities under given market interest rate changes.

Intense competition in our markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward. The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2005. Variable rate loans are shown in the category of due “one to three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 25% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2005
	Within Three Months	After Three Months but Within One Year	After One but Within Five Years	After Five Years and Non-rate Sensitive	Total
	(Dollar amounts in thousands)
Interest earning assets:
Interest bearing deposits	$757	$396	$—	$—	$1,153
Federal funds sold	17,835	—	—	—	17,835
Securities	4,306	5,447	78,322	67,918	155,993
Mortgage loans held for sale	4,244	—	—	—	4,244
Loans	371,030	63,693	301,208	12,728	748,659

Total interest earning assets	398,172	69,536	379,530	80,646	927,884

Interest bearing liabilities:
Demand deposits	4,132	4,132	66,859	—	75,123
MMDA deposits	14,255	14,255	85,528	—	114,038
Savings deposits	3,886	3,886	31,091	—	38,863
Time deposits	92,274	233,826	154,105	—	480,205
Fed funds purchased/repos	16,894	—	—	—	16,894
Other borrowings	2,000	2,666	5,334	150	10,150

Total interest bearing liabilities	133,441	258,765	342,917	150	735,273
Noninterest bearing sources of funds	—	—	—	192,611	192,611

Interest sensitivity gap	$264,731	$(189,229)	$36,613	$(112,115)	$—

Cumulative sensitivity gap	$264,731	$75,502	$112,115	$—	$—

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on management service fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $10.1 million as of December 31, 2005, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At December 31, 2005, our consolidated liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 22% (excluding anticipated loan repayments). Three, six, nine and twelve months earlier on September 30th, June 30th, March 31st and December 31st, our liquidity ratios were 25%, 18%, 18% and 16%, respectively. As a member of the FHLB, FSGBank has attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as the commercial real estate loan portfolio. As of December 31, 2005, the outstanding term debt was $10 million. FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of December 31, 2005, our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $65.8 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $93.9 million at December 31, 2005 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $7.0 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. We may also pledge investment securities against a line of credit at a commercial bank as an additional source of short-term funding. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business. During 2004, First Security entered the brokered deposits market as a source of funding, generating approximately $65 million in new monies in order to fund additional interest earning assets, specifically the acquisition of Kenesaw Leasing and J&S Leasing. As of December 31, 2005, we had $89.6 million in brokered CDs outstanding with a weighted average remaining life of approximately 16 months, a weighted average coupon rate of 3.65% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.86%. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Management believes that our liquidity sources are adequate to meet its operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $234.4 million at year-end. The following table illustrates our significant contractual obligations at December 31, 2005 by future payment period.

Contractual Obligations

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(Dollar amounts in thousands)
Certificates of deposit	(1)	$480,205	$325,779	$146,068	$8,358	$—
Federal funds purchased and securities sold under agreements to repurchase	(2)	16,894	16,894	—	—	—
FHLB borrowings		10,011	2,000	8,000	—	11
Operating lease obligations	(3)	6,962	1,071	2,786	1,563	1,542
Note payable	(4)	139	11	39	49	40

Total		$514,211	$345,755	$156,893	$9,970	$1,593

1	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

2	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.

3	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

4	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided by operations in 2005 totaled $16.8 million compared to net cash provided by operations of $13.8 million and $4.1 for 2004 and 2003, respectively. The change can be attributed to an increase in earnings combined with an increase in liabilities from 2003 to 2005. The increase is net cash provided by operations was offset by the extraordinary gain which was recognized in conjunction with the acquisition of the leasing companies. Net cash used in investing activities increased to $104.3 million in 2005 as compared to $98.2 million and $48.5 million in 2004 and 2003, respectively. The increase can be attributed to the increase in the loan portfolio, the purchase of bank-owned life insurance and the acquisitions of Jackson Bank and the leasing companies. These increases were offset by proceeds from sales of other real estate and repossessions. Net cash provided by financing activities increased significantly to $113.4 million in 2005 compared to $67.7 million and $32.6 million in 2004 and 2003, respectively. The increase was due to the overall increase in deposits as a result of our branching activities combined with the issuance of brokered CDs, and proceeds from the issuance of common stock in conjunction with our public offering.

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

The following table compares the required capital ratios maintained by First Security and FSGBank.

December 31, 2005	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.0%	10.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	11.2%
Leverage ratio	5.0%	4.0%	10.6%	8.9%

December 31, 2004	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.2%	10.0%
Total capital to risk adjusted assets	10.0%	8.0%	12.4%	11.2%
Leverage ratio	5.0%	4.0%	9.9%	8.8%

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. If the Federal Reserve Board believes that the rate of inflation is likely to increase to undesired levels, its method of curbing inflation in the past has been to increase the interest rate charged on short-term federal borrowings.

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

Off-Balance Sheet Arrangements

We are party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance-sheet instruments.

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2005 and 2004, was as follows:

	December 31, 2005	December 31, 2004
	(Dollar amounts in thousands)
Commitments to Extend Credit	$234,352	$178,396
Standby Letters of Credit	$12,669	$6,329

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Recent Accounting Developments

In December 2005, the FASB issued FASB Staff Position (FSP) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued a FSP on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS No. 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock- Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R will result in compensation expense recorded to the Company’s financial statements consistent with the proforma amounts disclosed in the notes to the financial statements.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, (SOP 03-3) Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company’s adoption of SOP 03-3 has not had a material impact on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our market risk is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although we manage other risk, such as credit and liquidity risks, management considers interest rate risk to be the more significant market risk and it could potentially have the largest material effect on our financial condition. Further, we believe the potential reduction of net interest income to be more significant than the effect of reduced fair market values. We do not maintain a trading portfolio or deal in international instruments, and therefore is not exposed to risk inherent to trading activities and foreign currency.

Our interest rate risk management is the responsibility of our Board of Directors’ asset/liability committee. The committee has established policies and limits for management to monitor, measure and coordinate our sources, uses, and pricing of funds.

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with our interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of our earnings. We utilize the results of both a static and dynamic gap report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

The gap analysis projects net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $3.1 million or 7.59%, as a result of a 200 basis point decline in rates. The model also predicts a $3.4 million increase in net interest income, or 8.41%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by our guidelines. The following chart reflects First Security’s sensitivity to changes in interest rates as of December 31, 2005. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$37,372	$40,441	$43,842
$ change net interest income	(3,069)	—	3,401
% change net interest income	(7.59)%	0.00%	8.41%

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

Item 8.	Financial Statements and Supplementary Data

DECOSIMO CERTIFIED PUBLIC ACCOUNTANTS	Joseph Decosimo and Company, PLLC Suite 1100—Two Union Square Chattanooga, Tennessee 37402 www.decosimo.com

Report of Independent Registered Public Accounting Firm

on the Consolidated Financial Statements

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of First Security Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of First Security Group, Inc. and subsidiary’s internal control over financial reporting.

Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 15, 2006

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(in thousands)
ASSETS
Cash and Due from Banks	$23,917	$15,935

Federal Funds Sold and Securities Purchased Under Agreements to Resell	17,835	—

Cash and Cash Equivalents	41,752	15,935

Interest-Bearing Deposits in Banks	1,153	605

Securities Available for Sale	155,993	110,023

Loans Held for Sale	4,244	6,073
Loans	744,415	586,284

Total Loans	748,659	592,357
Less: Allowance for Loan Losses	10,121	8,312

	738,538	584,045

Premises and Equipment, net	31,604	26,295

Goodwill	27,032	12,430

Core Deposit and Other Intangibles	5,431	2,844

Other Assets	39,189	14,514

TOTAL ASSETS	$1,040,692	$766,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits—
Noninterest-Bearing Demand	$153,278	$109,325
Interest-Bearing Demand	75,123	54,454

	228,401	163,779

Savings and Money Market Accounts	152,901	147,342

Time Deposits—
Certificates of Deposit of $100 thousand or more	156,134	106,474
Certificates of Deposit of less than $100 thousand	234,501	157,886
Brokered Certificates of Deposit	89,570	65,045

	480,205	329,405

Total Deposits	861,507	640,526
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,894	23,255
Security Deposits—Leases	4,094	3,379
Other Borrowings	10,150	4,150
Other Liabilities	9,658	8,936

Total Liabilities	902,303	680,246

STOCKHOLDERS’ EQUITY
Common Stock—$.01 par value—20,000,000 shares authorized; 17,653,833 shares issued for 2005; 12,705,044 shares issued for 2004	122	88
Paid-In Surplus	123,030	77,981
Unallocated ESOP Shares	(91)	—
Retained Earnings	17,392	8,262
Accumulated Other Comprehensive (Loss) Income	(1,579)	114
Deferred Compensation on Restricted Stock	(485)	—

Total Stockholders’ Equity	138,389	86,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,040,692	$766,691

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(in thousands, except per share data)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
INTEREST INCOME
Loans, including fees	$50,774	$34,327	$28,690
Debt Securities—taxable	3,698	2,239	1,819
Debt Securities—nontaxable	1,191	873	522
Other	641	150	412

Total Interest Income	56,304	37,589	31,443

INTEREST EXPENSE
Interest-Bearing Demand Deposits	433	183	121
Savings Deposits and Money Market Accounts	2,138	1,144	1,305
Certificates of Deposit of $100 thousand or more	4,136	2,522	2,748
Certificates of Deposit of less than $100 thousand	5,645	3,988	4,136
Brokered Certificates of Deposit	2,987	263	114
Other	524	659	473

Total Interest Expense	15,863	8,759	8,897

NET INTEREST INCOME	40,441	28,830	22,546
Provision for Loan Losses	2,922	3,399	2,122

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,519	25,431	20,424

NONINTEREST INCOME
Service Charges on Deposit Accounts	4,221	3,873	2,382
(Loss) Gain on Sales of Available for Sale Securities, net	(117)	84	24
Other	4,743	2,587	3,023

Total Noninterest Income	8,847	6,544	5,429

NONINTEREST EXPENSES
Salaries and Employee Benefits	19,428	14,776	12,014
Expense on Premises and Equipment, net of rental income	5,606	4,262	3,179
Other	10,339	8,090	7,085

Total Noninterest Expenses	35,373	27,128	22,278

INCOME BEFORE INCOME TAX PROVISION	10,993	4,847	3,575
Income Tax Provision	3,597	1,365	1,119

INCOME BEFORE EXTRAORDINARY ITEM	7,396	3,482	2,456
Extraordinary Gain on Business Combination, net of income tax of $1,332 and $481, respectively	2,175	785	—

NET INCOME	$9,571	$4,267	$2,456

NET INCOME PER SHARE:
Net Income Per Share Before Extraordinary Item—Basic	$0.51	$0.28	$0.20
Extraordinary Item—Basic	0.14	0.06	—

Net Income Per Share—Basic	$0.65	$0.34	$0.20

Net Income Per Share Before Extraordinary Item—Diluted	$0.50	$0.27	$0.20
Extraordinary Item—Diluted	0.14	0.06	—

Net Income Per Share—Diluted	$0.64	$0.33	$0.20

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Common Stock		Paid-In Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Deferred Compensation on Restricted Stock	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE—December 31, 2002	10,914	$76	$65,723	$1,539	$595	$—	$—	$67,933

Issuance of Common Stock	1,788	12	12,235				(33)	12,214

Comprehensive Income—
Net Income				2,456				2,456	$2,456
Change in Net Unrealized Loss on Securities Available for Sale, net reclassification adjustment and tax expense					(165)			(165)	(165)

Total Comprehensive Income									$2,291

BALANCE—December 31, 2003	12,702	88	77,958	3,995	430	—	(33)	82,438

Issuance of Common Stock	3		23				33	56

Comprehensive Income—
Net Income				4,267				4,267	$4,267
Change in Net Unrealized Loss on Securities Available for Sale, net reclassification adjustment and tax expense					(316)			(316)	(316)

Total Comprehensive Income									$3,951

BALANCE—December 31, 2004	12,705	88	77,981	8,262	114	—	—	86,445

Issuance of Common Stock	5,032	34	45,846			(91)	(485)	45,304

Comprehensive Income—
Net Income				9,571				9,571	$9,571
Change in Net Unrealized Loss on Securities Available for Sale, net reclassification adjustment and tax expense					(1,693)			(1,693)	(1,693)

Total Comprehensive Income									$7,878

Dividends Paid ($0.025 per share)				(441)				(441)
Repurchase and Retirement of Common Stock (82,727 shares)	(83)		(797)					(797)

BALANCE—December 31, 2005	17,654	$122	$123,030	$17,392	$(1,579)	$(91)	$(485)	$138,389

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,571	$4,267	$2,456
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Provision for Loan Losses	2,922	3,399	2,122
Gain on Business Combination	(3,507)	(1,266)	—
Loss (Gain) on Sale of Securities Available for Sale	117	(84)	(24)
Loss (Gain) on Sale of Premises and Equipment	5	13	(39)
(Gain) Loss on Sale of Other Real Estate and Repossessions	(239)	(48)	25
Amortization, net	1,316	1,512	1,487
Write-down of Other Real Estate and Repossessions	641	226	1
Write-down of Long-lived Assets	308	—	—
Accretion of Fair Value Adjustment, net	(170)	—	—
Amortization of Deferred Compensation	84	33	167
Depreciation	2,075	1,710	1,236
Deferred Income Taxes	276	617	571
Changes in Operating Assets and Liabilities—
Decrease (Increase) in—
Loans Held for Sale	1,829	(3,062)	(534)
Interest Receivable	(1,596)	(222)	5
Other Assets	(574)	2,413	(1,730)
Increase (Decrease) in—
Interest Payable	1,615	(283)	(148)
Other Liabilities	2,086	4,562	(1,535)

Net Cash Provided by Operating Activities	16,759	13,787	4,060

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available for Sale Securities—
Sales	14,487	8,513	2,555
Maturities, Prepayments and Calls	38,839	42,555	26,613
Purchases	(60,087)	(75,695)	(53,460)
Net Decrease (Increase) in Interest-Bearing Deposits in Banks	63	3,907	(806)
Proceeds from Sale of Premises and Equipment	—	—	322
Purchase of Bank Owned Life Insurance	(17,250)	—	—
Loan Originations and Principal Collections, net	(59,952)	(61,138)	(61,186)
License Agreement	—	(500)	—
Purchase Accounting Adjustment to Goodwill	—	(56)	—
Additions to Premises and Equipment	(2,110)	(3,243)	(7,284)
Capital Improvements to Repossessions	(481)	—	—
Proceeds from Sale of Repossessions	4,758	—	—
Net Cash (Paid) Acquired in Transactions Accounted for Under the Purchase Method of Accounting	(22,578)	(12,527)	44,762

Net Cash Used in Investing Activities	(104,311)	(98,184)	(48,484)

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	80,759	100,222	34,690
Net (Decrease) Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(6,361)	11,186	347
Proceeds from Issuance of Common Stock	44,681	23	—
Proceeds from Issuance of Common Stock Under Stock Option Plan	630	—	557
Repurchase and Retirement of Common Stock	(797)	—	—
Purchase of ESOP Shares	(91)	—	—
Dividends Paid on Common Stock	(441)	—	—
Payments Under Line of Credit	—	(41,724)	—
Repayments of Other Borrowings, net	(5,011)	(2,009)	(3,009)

Net Cash Provided by Financing Activities	113,369	67,698	32,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$25,817	$(16,699)	$(11,839)
CASH AND CASH EQUIVALENTS—beginning of year	15,935	32,634	44,473

CASH AND CASH EQUIVALENTS—end of year	$41,752	$15,935	$32,634

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized Depreciation of Securities, net of deferred taxes of $(871), $(163) and $(86) for 2005, 2004 and 2003, respectively	$(1,693)	$(316)	$(165)
Issuance of Common Stock Pursuant to Incentive Plan	$569	$—	$200
Foreclosed Properties and Repossessions	$3,303	$4,131	$430
Purchase Accounting Adjustment to Goodwill	$—	$182	$—
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$14,250	$9,042	$9,045
Income Taxes Paid	$6,064	$716	$1,800
ACQUISITIONS
Assets (Noncash) Acquired in Business Combination	$175,649	$59,777	$92,738
Liabilities Assumed in Business Combination	$153,071	$45,511	$126,004
Issuance of Common Stock in Business Combination	$—	$—	$11,487

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The significant accounting policies and practices followed by the Company are as follows:

BASIS OF CONSOLIDATION—The consolidated financial statements include the accounts of First Security Group, Inc. and its wholly-owned subsidiary, FSGBank, National Association (the Bank) (collectively referred to as the Company in the accompanying notes to the consolidated financial statements). All significant intercompany balances and transactions have been eliminated in consolidation.

During 2003, First Security Group, Inc.’s wholly-owned subsidiaries, Dalton Whitfield Bank, Frontier Bank and First State Bank, converted from state chartered banks to national banks. Subsequent to the conversions, each bank became known as FSGBank and was merged into one bank.

NATURE OF OPERATIONS—The Company is headquartered in Chattanooga, Tennessee, and provides banking services through the Bank to the various communities in eastern and middle Tennessee and northern Georgia. The commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses. The Bank provides traditional banking services, which include obtaining demand and time deposits and the making of secured and nonsecured consumer and commercial loans, as well as trust and investment management services.

BUSINESS COMBINATIONS—Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method. Under the purchase method, net assets of the acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. The Company typically provides an allocation period, not to exceed one year, to identify and determine the fair values of the assets acquired and liabilities assumed in business purchases. Results of operations of the acquired business are included in the income statement from the date of acquisition.

CASH AND CASH EQUIVALENTS—For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions to be cash equivalents. The Bank is required to maintain noninterest-bearing average reserve balances with the Federal Reserve Bank.

INTEREST-BEARING DEPOSITS IN BANKS—Interest-bearing deposits in banks mature within one year and are carried at cost.

SECURITIES—Securities that management does not have the intent or ability to hold to maturity are classified as available for sale and recorded at fair value. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Gains and losses on sale of securities are determined using the specific identification method.

LOANS—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also engages in direct lease financing through two wholly owned subsidiaries of the Bank. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is added to interest income over the term of the leases to produce a level yield.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan losses.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At management’s discretion, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

LOANS HELD FOR SALE—At December 31, 2005 and 2004, loans held for sale included residential mortgage loans originated for sale into the secondary market. Loans held for sale are carried at the lower of aggregate cost or fair value.

LOAN ORIGINATION FEES—Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the lives of the related loans.

INTEREST INCOME ON LOANS—Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

ALLOWANCE FOR LOAN LOSSES—The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Any difference between the loan’s fair value and carrying amount is recorded as a reserve for loan losses. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company periodically analyzes the commercial loan portfolio in an effort to establish an allowance for loan losses that it believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, the Company reviews the size, quality and risk of loans in the portfolio. The Company also, on at least a quarterly basis, considers such factors as:

•	the Company’s loan loss experience;

•	the amount of past due and nonperforming loans;

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	specific known risks;

•	the status and amount of past due and nonperforming assets;

•	underlying estimated values of collateral securing loans;

•	current economic conditions; and

•	other factors which management believes affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Company and is presented to the board of directors on a regular basis.

PREMISES AND EQUIPMENT—Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Expenditures for repairs, maintenance and minor improvements are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided using the straight-line method over the estimated lives of the depreciable assets. Buildings are depreciated over a period of forty years. Land and building improvements are depreciated over a ten year period. Leasehold improvements are depreciated over the lesser of the term of the related lease or the estimated useful life of the improvement. Furniture, fixtures and equipment and autos are depreciated over an estimated life of three to seven years. Deferred income taxes are provided for differences in the computation of depreciation for book and tax purposes.

GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill represents the cost in excess of the fair value of the net assets acquired. Other intangible assets represent identified intangible assets including premiums paid for acquisitions of core deposits (core deposit intangibles) license fees and covenants not to compete, which are amortized over their estimated useful lives, except the core deposit intangible which is amortized over a 10 year period.

Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. On an annual basis, the Company tests goodwill for impairment. As of December 31, 2005 and 2004, no impairment of goodwill was recognized.

FORECLOSED PROPERTIES AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. At December 31, 2005 and 2004, the Company had $1,552 thousand and $2,338 thousand of foreclosed properties, respectively, and $1,891 thousand and $2,472 thousand of other repossessed items, respectively.

INCOME TAXES—The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FINANCIAL INSTRUMENTS—In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

ADVERTISING COSTS—Advertising costs are charged to expense when incurred.

STOCK-BASED COMPENSATION—The Company accounts for its stock-based compensation plans using the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and has elected the disclosure option of SFAS No. 123, Accounting for Stock-Based Compensation, which allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation cost for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated in the table below.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands, except per share data)
Net Income As Reported	$9,571	$4,267	$2,456
Compensation Expense, net of tax	(291)	(299)	(292)

Pro forma Net Income	$9,280	$3,968	$2,164

Basic Net Income per Share
As Reported	$0.65	$0.34	$0.20
Pro forma	$0.63	$0.31	$0.18

Diluted Net Income per Share
As Reported	$0.64	$0.33	$0.20
Pro forma	$0.62	$0.31	$0.18

The fair value of options at date of grant was estimated by management using the Black-Scholes option pricing model with the following assumptions used for grants:

	December 31,
	2005	2004	2003
Dividend Yield	1.03%	1.00%	1.00%
Average Risk-Free Interest Rate	4.26%	3.98%	3.50%
Expected Life	7 years	7 years	7 years
Expected Volatility	13%	13%	14%

The weighted average fair value of options granted during 2005, 2004 and 2003 was $2.24, $1.82 and $2.55, respectively.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESTIMATES AND UNCERTAINTIES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PER SHARE DATA—Basic net income per share represents net income divided by the weighted average number of shares outstanding during the period. Diluted net income per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

COMPREHENSIVE INCOME—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Reclassification adjustments relating to sales of securities available for sale for the years ended December 31, 2005, 2004 and 2003 were not significant.

SEGMENT REPORTING—Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The statement permits aggregation or combination of segments that have similar characteristics. The operations of First Security Group, Inc. and the Bank have similar economic characteristics and are similar in each of the following areas: the nature of products and services, the nature of production processes, the type of customers, the methods of distribution, and the nature of their regulatory environment. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company currently does not have any derivative instruments that require fair value measurement under generally accepted accounting principles.

RECLASSIFICATIONS—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS— In December 2005, the FASB issued FASB Staff Position (FSP) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued an FSP on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary;

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS No. 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R will result in compensation expense recorded to the Company’s financial statements consistent with the proforma amounts disclosed above.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, (SOP 03-3) Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company’s adoption of SOP 03-3 has not had a material impact on its financial condition or results of operations.

NOTE 2—BUSINESS COMBINATIONS

On August 31, 2005, pursuant to an Agreement and Plan of Share Exchange entered into on May 12, 2005, with Jackson Bank & Trust (Jackson Bank), the Company completed its acquisition of 100% of the outstanding shares of common stock of Jackson Bank for $92.39 per share. Subsequent to the Share Exchange, Jackson Bank, including its five branches, was merged into the Bank, with the Bank surviving the transaction. The acquisition was funded through the public offering of the Company’s common stock on August 10, 2005. The acquisition of Jackson Bank, which was formerly headquartered in Gainesboro, Tennessee, has enabled the Company to extend its franchise along the Interstate 40 corridor, toward Nashville, Tennessee and provides five additional branches within that market.

The purchase price of the acquisition was $33,277 thousand, excluding acquisition costs of $308 thousand, such as legal and accounting fees. The transaction resulted in $14,602 thousand of goodwill and $3,240 thousand of core deposit intangible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits. The fair value of loans and deposits acquired was also determined by an independent valuation, which will result in net accretion of $1,574 thousand over the actual term of the related loans and deposits or approximately 7 years and 5 years, respectively. The results of operations for Jackson Bank are included in the consolidated financial statements beginning September 1, 2005.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(in thousands)
Cash and Due from Banks	$3,644
Federal Funds Sold	7,055

Cash and Cash Equivalents	10,699

Securities Available for Sale	42,278

Loans	104,307
Less: Allowance for Loan Losses	1,261

Net Loans	103,046

Premises and Equipment, net	5,337

Core Deposit Intangible	3,240

Goodwill (Nondeductible)	14,602

Other Assets	7,454

Total Assets Acquired	186,656

Deposits	(140,222)
FHLB Advance	(11,011)
Other Liabilities	(1,838)

Total Liabilities Assumed	(153,071)

Net Assets Acquired	$33,585

Effective October 1, 2004, the Company acquired 100% of the outstanding common shares of Kenesaw Leasing, Inc. and J&S Leasing, Inc. Both leasing companies were wholly owned subsidiaries of National Bank of Commerce (NBC). These companies are located in the Company’s immediate market area of Knoxville, Tennessee and were acquired to diversify its loan portfolio and enhance its revenue.

The purchase price of the acquisition was $13,000 thousand, with $205 thousand in acquisition costs, such as legal and accounting fees. The acquisition resulted in the recognition of an extraordinary gain, net of tax, of $2,960 thousand. Based on the preliminary purchase price allocation the Company recognized an extraordinary gain, net of tax, of $785 thousand in 2004. In the third quarter of 2005, the Company made a purchase accounting adjustment to eliminate certain tax liabilities which were negotiated as part of the purchase price, when it became increasingly evident after ongoing discussions with the seller and the preparation of the Company’s respective tax returns for 2004, that the obligation for payment of these tax liabilities was remote. The elimination of these tax liabilities resulted in the recognition of an extraordinary gain, net of tax, of $2,175 thousand in 2005.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(in thousands)
Cash and Due from Banks	$473

Leases	60,579
Less: Allowance for Lease Losses	2,011

Net Leases	58,568

Premises and Equipment, net	76

Other Assets	4,039

Total Assets Acquired	63,156

Line of Credit—NBC	(41,724)
Other Liabilities	(3,659)

Total Liabilities Assumed	(45,383)

Net Assets Acquired	$17,773

On March 31, 2003, the Company acquired 100% of the outstanding common shares of Premier National Bank of Dalton. Premier National Bank was an OCC chartered, FDIC insured, commercial bank in Dalton, Georgia, and, according to the merger agreement, Premier National Bank merged with and into FSGBank—Dalton, with FSGBank—Dalton being the surviving bank. The acquisition of Premier National Bank gives the Company greater market share within the Whitfield County, Georgia area and provides it with two additional branches within that market.

The aggregate purchase price was $11,735 thousand, including common stock valued at $11,487 thousand, cash of less than $1 thousand (representing payments in lieu of fractional shares), and $248 thousand in acquisition costs, such as legal, accounting and investment banking fees. The value of the 1,654 thousand shares issued was determined based on the estimated market price of the Company’s common shares before and after the terms of the acquisition were agreed to and announced. The transaction resulted in $3,541 thousand of goodwill and $1,301 thousand of core deposit intangible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits. The results of operations for the former Premier National Bank are included in the consolidated financial statements beginning April 1, 2003.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unaudited proforma results of operations as though the acquisition of the Jackson Bank was completed at the beginning of the years presented:

	Year Ended December 31, 2005	Year Ended December 31, 2004
	(in thousands, except per share data)
Interest Income	$62,635	$46,484
Interest Expense	17,855	11,435

Net Interest Income	44,780	35,049
Provision for Loan Losses	3,022	3,399

Net Interest Income After Provision for Loan Losses	41,758	31,650
Noninterest Income	10,013	8,187
Noninterest Expense	40,296	32,783

Income Before Income Taxes	11,475	7,054
Income Tax Provision	3,610	1,952

Income Before Extraordinary Item	7,865	5,102
Extraordinary Gain on Business Combination, net of income tax	2,175	785

Net Income	$10,040	$5,887

NET INCOME PER SHARE
Net Income Per Share Before Extraordinary Item—Basic	$0.45	$0.29
Extraordinary Item—Basic	0.12	0.04

Net Income Per Share—Basic	$0.57	$0.33

Net Income Per Share Before Extraordinary Item—Diluted	$0.44	$0.29
Extraordinary Item—Diluted	0.12	0.04

Net Income Per Share—Diluted	$0.56	$0.33

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unaudited proforma results of operations as though the acquisition of the leasing companies was completed at the beginning of the years presented:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands, except per share data)
Interest Income	$44,002	$39,729
Interest Expense	9,896	10,375

Net Interest Income	34,106	29,354
Provision for Loan Losses	3,755	2,816

Net Interest Income After Provision for Loan Losses	30,351	26,538
Noninterest Income	6,522	5,569
Noninterest Expense	28,388	24,090

Income Before Income Taxes	8,485	8,017
Income Tax Provision	2,792	2,807

Income Before Extraordinary Item	5,693	5,210
Extraordinary Gain on Business Combination, net of income tax	—	2,960

Net Income	$5,693	$8,170

NET INCOME PER SHARE
Net Income Per Share Before Extraordinary Item—Basic	$0.45	$0.43
Extraordinary Item—Basic	—	0.24

Net Income Per Share—Basic	$0.45	$0.67

Net Income Per Share Before Extraordinary Item—Diluted	$0.44	$0.43
Extraordinary Item—Diluted	—	0.24

Net Income Per Share—Diluted	$0.44	$0.67

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unaudited proforma results of operations as though the Premier Bank acquisition had been completed at the beginning of the years presented:

	Years Ended December 31,
	2003	2002
	(in thousands, except per share data)
Interest Income	$32,391	$31,123
Interest Expense	9,209	10,716

Net Interest Income	23,182	20,407
Provision for Loan Losses	2,143	2,221

Net Interest Income After Provision for Loan Losses	21,039	18,186
Noninterest Income	5,425	4,320
Noninterest Expense	23,054	18,181

Income Before Income Taxes	3,410	4,325
Income Tax Provision	1,163	1,753

Net Income	$2,247	$2,572

Net Income Per Share
Basic and Diluted	$0.18	$0.27

On December 4, 2003, the Company purchased certain assets and assumed substantially all of the deposits and liabilities of all of National Bank of Commerce’s branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee. The transaction resulted in $886,000 of goodwill and $1,483 thousand of core deposit intangibles. Liabilities of $47,469 thousand were assumed and $14,470 thousand in assets (excluding goodwill and core deposit intangibles) were acquired. The results of operations of the former National Bank of Commerce branches are included in the consolidated financial statements beginning December 5, 2003. Because the acquisition is insignificant to the consolidated results of the Company, the acquisition is not included in the proforma financial information.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
December 31, 2005
Debt Securities—
Federal Agencies	$35,304	$2	$493	$34,813
Mortgage-Backed	80,267	27	1,524	78,770
Municipals	41,814	57	461	41,410
Other	1,000	—	—	1,000

	$158,385	$86	$2,478	$155,993

Securities Available for Sale
December 31, 2004
Debt Securities—
Federal Agencies	$30,536	$61	$43	$30,554
Mortgage-Backed	52,215	201	297	52,119
Municipals	27,100	323	73	27,350

	$109,851	$585	$413	$110,023

At December 31, 2005 and 2004, federal agencies and mortgage-backed securities with a carrying value of $15,741 thousand and $7,123 thousand, respectively, were pledged to secure public deposits. At December 31, 2005 and 2004, the carrying amount of securities pledged to secure repurchase agreements was $22,115 thousand and $18,458 thousand, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2005, are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within 1 Year	$2,452	$2,441
Over 1 Year through 5 Years	38,943	38,433
5 Years to 10 Years	21,049	20,807
Over 10 Years	15,674	15,542

	78,118	77,223
Mortgage-Backed Securities	80,267	78,770

	$158,385	$155,993

Proceeds from sales of securities available for sale totaled $14,487 thousand, $8,513 thousand and $2,555 thousand for the years ended December 31, 2005, 2004 and 2003. Gross realized gains and losses from sales of securities available for sale for the years ended December 31, 2005, 2004 and 2003 were not significant.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

	Less Than 12 Months		12 months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2005
Federal Agencies	$26,935	$381	$4,869	$126
Mortgage-Backed	45,225	566	29,734	953
Municipals	29,166	341	2,897	111

December 31, 2004
Federal Agencies	$19,771	$43	$—	$—
Mortgage-Backed	31,002	209	5,178	88
Municipals	6,579	73	—	—

The unrealized losses on the Company’s investments were caused by interest rate increases and were not the result of changes in credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans by type are summarized as follows:

	December 31,
	2005	2004
	(in thousands)
Loans Secured by Real Estate—
Residential 1-4 Family	$213,401	$142,132
Commercial	144,471	124,318
Construction	128,263	82,447
Other	22,636	24,757

	508,771	373,654
Commercial Loans	108,681	89,197
Consumer Installment Loans	64,694	66,940
Leases, Net of Unearned Income	63,205	60,228
Other	3,308	2,338

Total Loans	748,659	592,357
Allowance for Loan Losses	(10,121)	(8,312)

Net Loans	$738,538	$584,045

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing were as follows:

	December 31,
	2005	2004
	(in thousands)
Lease Payments Receivable	$71,322	$67,894
Estimated Residual Value of Leased Assets	3,457	3,220

Gross Investment	74,779	71,114
Unearned Income	(11,574)	(10,886)

Net Investment	$63,205	$60,228

At December 31, 2005, the minimum future lease payments to be received were as follows:

Year	Amount
(in thousands)
2006	$28,679
2007	20,683
2008	12,973
2009	5,943
2010	2,227
2011 and After	817

An analysis of the allowance for loan losses follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Allowance for Loan Losses—beginning of year	$8,312	$5,827	$5,362
Additions due to Business Combinations	1,261	2,011	1,011
Provision Expense for Loan Losses	2,922	3,399	2,122
Loans Charged Off	(2,878)	(3,427)	(3,200)
Loan Loss Recoveries	504	502	532

Allowance for Loan Losses—end of year	$10,121	$8,312	$5,827

Impaired loans, which are recognized in conformity with FASB Statement No. 114 as amended by FASB No. 118, as well as nonaccrual loans and loans past due 90 days or more and still accruing interest as of December 31, 2005 and 2004, were not significant. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

At December 31, 2005, the Company had $271,020 thousand of loans pledged to secure borrowings from the Federal Home Loan Bank. The loans pledged included commercial real estate loans and residential first mortgage loans.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into transactions with certain directors, executive officers and significant shareholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2005 and 2004 was $94 thousand and $1,086 thousand, respectively. New loans made to such related parties amounted to $160 thousand and payments amounted to $419 thousand for 2005. New loans made to such related parties amounted to $1,133 thousand and payments amounted to $1,177 thousand for 2004. At December 31, 2005, unused lines of credit to these related parties totaled $581 thousand.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2005	2004
	(in thousands)
Land	$8,898	$7,355
Buildings and Improvements	20,028	14,815
Equipment	11,605	8,954

	40,531	31,124
Accumulated Depreciation	(8,927)	(4,829)

	$31,604	$26,295

The amount charged to operating expenses for depreciation was $2,075 thousand for 2005, $1,710 thousand for 2004 and $1,236 thousand for 2003.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows:

	Years Ended December 31,
	2005	2004
	(in thousands)
Balance—beginning of year	$12,430	$12,556
Goodwill Acquired	14,602	—
Purchase Accounting Adjustment to Previously Reported Goodwill	—	(126)

Balance—end of year	$27,032	$12,430

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has finite-lived intangible assets in the form of core deposit intangibles, license fee agreements related to operating Latino branches and a non-compete agreement associated with the acquisition of Jackson Bank. The core deposit intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The license fee and non-compete agreement are being amortized on a straight-line basis over their estimated useful lives of 5 years and 3 years respectively. A summary of finite-lived intangible assets are as follows:

	Years Ended December 31,
	2005	2004
	(in thousands)
Gross Carrying Amount	$8,066	$4,300
Less: Accumulated Amortization and Impairment of License Fee	2,635	1,456

Balance—end of year	$5,431	$2,844

The gross carrying amount and accumulated amortization (which includes the impact of the impairment on the license fee) for core deposit intangibles, license fees and non-compete agreement were $7,041 thousand and $2,254 thousand, $500 thousand and $308 thousand and $525 thousand and $73 thousand, respectively at December 31, 2005. At December 31, 2004, the gross carrying amount and accumulated amortization for core deposit intangibles and license fees was $3,800 thousand and $1,448 thousand and $500 thousand and $8 thousand, respectively.

Amortization expense on finite-lived intangible assets was $929 thousand in 2005, $797 thousand in 2004 and $550 thousand in 2003. Amortization expense related to all finite-lived intangible assets for the years 2006 through 2010 is estimated to be approximately $4,016 thousand.

NOTE 7—DEPOSITS

The aggregate amount of time deposits of $100 thousand or more was $245,403 thousand and $171,023 thousand at December 31, 2005 and 2004, respectively.

Scheduled maturities of certificates of deposit as of December 31, 2005, are as follows:

(in thousands)
2006	$325,779
2007	95,594
2008	38,766
2009	11,708
2010 and thereafter	8,358

$480,205

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent the purchase of interests in securities by commercial checking customers which are repurchased by the Company on the following business day. At December 31, 2005 and 2004, the Company had securities sold under agreements to repurchase of $16,894 and $14,805, respectively. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $22,115 thousand and $18,458 thousand at December 31, 2005 and

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, respectively. These agreements averaged $15,896 thousand and $13,673 thousand during 2005 and 2004, respectively. The maximum amounts outstanding at any month end during 2005 and 2004 were $18,797 thousand and $17,938 thousand, respectively. Interest expense on repurchase agreements totaled $137 thousand, $88 thousand and $115 thousand for the years ended 2005, 2004 and 2003, respectively.

NOTE 9—OTHER BORROWINGS

Other borrowings at December 31, 2005, consist of long-term, fixed and variable rate advances from the Federal Home Loan Bank of Cincinnati (FHLB), totaling $10,011 thousand and a mortgage note totaling $139 thousand. Other borrowings at December 31, 2004, consist of long-term, fixed rate advances from the FHLB, totaling $4,000 thousand and a mortgage note totaling $150 thousand. The mortgage note has a fixed interest rate of 7.5% and has a final payment date of December 2014. Pursuant to the blanket agreement for advances and security agreements with FHLB, advances are secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances. Advances are also secured by FHLB stock owned by the Company. As of December 31, 2005 and 2004, the Company had loans totaling $271,020 thousand and $168,670 thousand, respectively, pledged as collateral at FHLB. At December 31, 2005, our available borrowing capacity with FHLB was approximately $65,812 thousand, and we also had an FHLB letter of credit totaling $5,000 thousand.

As a member of FHLB, the Company must own FHLB stock equal to the greater of $500 or 1% of mortgage assets. Also, the Company may be required to own additional FHLB stock to ensure their stock balance is equal to or greater than 5% of outstanding advances. At December 31, 2005 and 2004, the Company owned FHLB stock totaling $3,204 thousand and $1,226 thousand, respectively.

At December 31, 2005, the Company had lines of credit to purchase federal funds totaling $93,900 thousand with correspondent banks for short-term liquidity needs, of which approximately $93,900 thousand was available. The terms of each line of credit varies with respect to borrowing capacity and the duration of time for which the borrowing can be outstanding.

The maturity and weighted average interest rates of FHLB advances as of December 31, 2005 are as follows:

	Amount	Rate
	(Dollars in thousands)
2006	$2,000	4.9%
2007	2,666	3.2%
2008	2,667	3.3%
2009	2,667	4.1%
2010	—	—
Thereafter	11	7.3%

	$10,011

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMON STOCK DATA

The basic and diluted net income per share calculations are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Numerator:
Net Income for Calculating Diluted Net Income per Share	$9,571	$4,267	$2,456

Denominator:
Weighted-Average Common Shares for Calculating Basic Net Income per Share	14,618	12,705	12,190

Effect of Dilutive Securities:
Stock Options and Restricted Stock Awards (as determined by application of the treasury stock method)	292	207	138

Weighted-Average Common Shares for Calculating Diluted Net Income per Share	14,910	12,912	12,328

Basic Net Income per Share	$0.65	$0.34	$0.20
Diluted Net Income per Share	$0.64	$0.33	$0.20

Options to purchase 220 thousand, 163 thousand and 600 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than or equal to the average market price of the common shares. The options expire in 2015, 2014 and 2013. Of these options, 220 thousand, 160 thousand and 600 options to purchase shares of common stock were still outstanding at December 31, 2005, 2004 and 2003, respectively.

On April 23, 2003, the Company’s board of directors approved a 12-for-10 stock split to be distributed on June 16, 2003, to shareholders of record on June 2, 2003. As a result of the split, the par value was adjusted for accounting purposes from $0.01 to $0.0083 per share; however, the par value was rounded to $0.01 per share for presentation purposes. All share data has been retroactively adjusted for the 12-for-10 stock split, unless expressly noted otherwise.

On December 7, 2004, the Company’s board of directors approved a 12-for-10 stock split to be distributed on December 22, 2004, to shareholders of record on December 10, 2004. As a result of the split, the par value was adjusted for accounting purposes from $0.0083 to $0.0069 per share; however, the par value was rounded to $0.01 per share for presentation purposes. All share data has been retroactively adjusted for the 12-for-10 stock split, unless expressly noted otherwise.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—LEASES

The Company leases bank branches and the corporate office and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2005, are as follows:

(in thousands)
Year Ending
December 31, 2006	$1,071
December 31, 2007	973
December 31, 2008	903
December 31, 2009	910
December 31, 2010	766
Thereafter	2,339

$6,962

Rent expense totaled $1,146 thousand, $768 thousand and $576 thousand for the years ended 2005, 2004 and 2003, respectively.

NOTE 12—INCOME TAXES

The income tax provision consists of the following:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Current Provision	$3,321	$1,229	$548
Deferred Provision	276	136	571

Income Tax Provision	3,597	1,365	1,119
Income Tax Effect on Extraordinary Item	1,332	481	—

	$4,929	$1,846	$1,119

Reconciliation of the income tax provision to statutory rates is as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Federal Taxes at Statutory Tax Rate	$3,748	$1,648	$1,216
Tax Exempt Earnings on Securities	(405)	(297)	(177)
Tax Exempt Earnings on Bank Owned Life Insurance	(186)	(6)	8
Other, net	2	(113)	—
State Taxes, net of federal effect	438	133	72

Income Tax Provision	$3,597	$1,365	$1,119

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred Tax Assets
Allowance for Loan Losses	$3,547	$1,839
Securities Available for Sale	813	—
Deferred Loan Fees	158	147
Acquisition Fair Value Adjustments	792	—
Salary Continuation	119	—
Other Assets	198	28
Other Intangible Assets	131	—

	5,758	2,014

Deferred Tax Liabilities
Securities Available for Sale	—	59
Gain on Business Combination	709	481
Premises and Equipment	2,603	1,438
Goodwill and Core Deposit Intangibles	1,663	469
FHLB and Banker’s Bank Stock	327	37
Leasing Activities	1,004	—
Other	412	13

	6,718	2,497

Net Deferred Tax Liability	$(960)	$(483)

NOTE 13—401(k) AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401(k) and employee stock ownership plan (the Plan) covering employees meeting certain age and service requirements. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 25% of the employee’s contribution up to 6% of the employee’s compensation. In its sole discretion at the end of the Plan year, the Company may make an additional matching contribution on the employee’s contribution up to 6% of the employee’s compensation for the Plan year. Participants are vested immediately in their contributions plus actual earnings thereon. A participant is fully vested in employer contributions upon reaching age 65, upon death, or upon permanent disability. Termination of employment before any of the above occurs activates the following vesting schedule for employer contributions:

Full Years Of Employment	Vested Percentage
Less than 1	0%
1	33%
2	66%
3 or more	100%

During 2005, the Plan was amended to modify the eligibility and service crediting rules to allow certain employees of Jackson Bank to participate in the Plan effective September 1, 2005 and to receive service credit for their period of employment with Jackson Bank prior to September 1, 2005.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized $511 thousand, $432 thousand and $325 thousand in expense under the 401(k) portion of the Plan for 2005, 2004 and 2003, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.

The employee stock ownership (ESOP) portion of the Plan purchased 9,500 shares of common stock in 2005 with proceeds from advances of a loan from the Company in the amount of $91 thousand. The loan between the Company and the Plan enables the Plan to borrow up to $5,000 thousand until December 31, 2006. The loan has a term of 15 years, bears interest at prime and requires annual payments. The loan is secured by the stock purchased by the Plan that has not been allocated to participant accounts. The Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution will first be used to repay the loan. As the loan is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares are allocated to the ESOP accounts of participants at the end of each plan year. Cash dividends on allocated and financed shares will first be used to repay the acquisition loan.

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The Company did not recognize compensation expense in 2005 related to the ESOP as there were no shares committed to be released at December 31, 2005.

The cost of the shares not yet committed to be released from collateral has been shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2005, the market value of the 9,500 unallocated shares purchased totaled $92,530. The ESOP had no activity and no borrowings at December 31, 2004.

NOTE 14—LONG-TERM INCENTIVE PLAN

The 2002 Long-Term Incentive Plan (2002 LTIP), was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 annual meeting to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand shares. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 768 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the committee appointed by the board (the committee) for administering the 2002 LTIP. The term of each award is determined by the committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

In 2005 under the 2002 LTIP, the Company granted restricted stock awards to employees for 57,624 shares of common stock. Of the total shares granted, 13,500 shares allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant. The remaining 44,124 shares awarded cliff vest 26 months from the date of grant as provided for in the award agreement. The Company recorded deferred compensation of $569 thousand when the awards were granted based on the weighted average fair value on the date of grant of $9.88. The deferred compensation is being amortized on a straight-line basis over the vesting period of the respective awards. The Company recognized $84 thousand of compensation expense in 2005 related to the amortization of deferred compensation.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 1999 Long-Term Incentive Plan (1999 LTIP) included eligible employees. The total number of shares of stock authorized for awards was 936 thousand, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the plan, incentive stock options to purchase shares of the Company’s common stock were granted at a price not less than the fair market value of the stock as of the date of the grant. Options were to be exercised within ten years from the date of grant subject to conditions specified by the plan. Restricted stock could also be awarded by the committee in accordance with the 1999 LTIP. Each award vested in approximately equal percentages each year over a period of not less than three years (with the exception of five grants for a total of 168 thousand shares which vest in approximately equal percentages at 6 months, 18 months and 30 months) and vest from the date of grant as determined by the committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

Following is a summary of the status of the stock options as of December 31, 2005, 2004 and 2003, and changes during the years then ended:

	December 31, 2005		December 31, 2004		December 31, 2003
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding—beginning of year	1,043	$6.66	896	$6.36	715	$5.82
Granted	220	9.52	163	8.33	394	6.94
Exercised	(107)	5.71	(3)	6.94	(105)	5.34
Forfeited	(22)	7.51	(13)	7.02	(108)	5.92

Outstanding—end of year	1,134	7.28	1,043	6.66	896	6.36

Options Exercisable—end of year	707	$6.50	586	$6.05	295	$5.77

Following is a summary of the status of stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$5.34—$10.00	1,134	7.31 years	$7.28	707	$6.50

NOTE 15—STOCKHOLDERS’ EQUITY

On August 10, 2005, the Company announced the sale of 4,500,000 shares of common stock at an offering price of $10.00 per share through a firm commitment underwritten offering. On September 12, 2005, the underwriters exercised their option to purchase an additional 366,900 shares at the same price. The Company received net proceeds from the offering, less underwriting fees and expenses, of approximately $44,681 thousand. A portion of the proceeds were used to fund the acquisition of Jackson Bank. The Company will use the remaining proceeds for general corporate purposes, which may include, among other things, the Company’s working capital needs and investments in the Bank to support the Company’s growth. In addition, the Company may use a portion of the net proceeds to finance additional acquisitions.

In addition, effective June 13, 2005, the Company signed a listing agreement with Nasdaq Stock Market, Inc. and applied to have its common stock listed on the Nasdaq National Market. On August 10, 2005, the Company began trading on Nasdaq under the symbol “FSGI.”

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 27, 2005, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock in open market transactions over the next six months. The common stock will be used to provide shares under the Company’s ESOP and matching contributions for the 401(k) plan. The Company repurchased 9,500 shares to provide shares under the Company’s ESOP at a weighted average market price of $9.67. During the fourth quarter of 2005, the Company repurchased 82,727 shares at a cost of $797 thousand, or $9.63 per share, that were subsequently retired and returned to authorized and unissued shares.

In December 2005, the Company paid its first quarterly cash dividend of $0.025 per share or $441 thousand to shareholders of record on December 1, 2005.

On October 27, 2005, the Company’s shareholders approved an amendment, as proposed by the Board of Directors, to its articles of incorporation to increase the number of authorized shares of common stock from 20 million to 50 million. Amended and restated articles were filed with the Tennessee Secretary of State to effect this change on March 7, 2006.

NOTE 16—MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2005, that the Company met all capital adequacy requirements to which they are subject.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Bank was well capitalized for regulatory purposes. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Until the Company had consolidated assets of $150 million or more, the Federal Reserve did not consider the Company’s capital adequacy. Since reaching $150 million in consolidated assets in July 2000, the Company has been required to maintain the following consolidated capital requirements to be considered “well capitalized.”

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2005
Total Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$117,626	13.2%	$71,453	8.0%	N/A	N/A
FSGBank	$99,802	11.2%	$71,309	8.0%	$89,136	10.0%

Tier 1 Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$107,505	12.0%	$35,726	4.0%	N/A	N/A
FSGBank	$89,681	10.1%	$35,654	4.0%	$53,481	6.0%

Tier 1 Capital to Average Assets—
First Security Group, Inc. and subsidiary	$107,505	10.6%	$40,482	4.0%	N/A	N/A
FSGBank	$89,681	8.9%	$40,408	4.0%	$50,510	5.0%

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2004
Total Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$78,996	12.4%	$50,988	8.0%	N/A	N/A
FSGBank	$71,216	11.2%	$50,849	8.0%	$63,562	10.0%

Tier 1 Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$71,057	11.2%	$25,494	4.0%	N/A	N/A
FSGBank	$63,277	10.0%	$25,425	4.0%	$38,137	6.0%

Tier 1 Capital to Average Assets—
First Security Group, Inc. and subsidiary	$71,057	9.9%	$28,831	4.0%	N/A	N/A
FSGBank	$63,277	8.8%	$28,760	4.0%	$35,950	5.0%

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and Cash Equivalents	$41,752	$41,752	$15,935	$15,935
Interest-Bearing Deposits in Banks	$1,153	$1,153	$605	$605
Securities Available for Sale	$155,993	$155,993	$110,023	$110,023
Loans Held for Sale	$4,244	$4,244	$6,073	$6,073
Loans	$744,415	$742,266	$586,284	$592,238
Allowance for Loan and Lease Losses	$10,121	$10,121	$8,312	$8,312

Financial Liabilities
Deposits	$861,507	$859,162	$640,526	$643,865
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$16,894	$16,894	$23,255	$23,255
Other Borrowings	$10,150	$10,150	$4,150	$4,150

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and Cash Equivalents—The carrying amounts of cash and cash equivalents approximate fair value.

•	Interest-Bearing Deposits in Banks—The carrying amounts of interest-bearing deposits in banks approximate fair value.

•	Securities—Fair values for securities are based on quoted market prices.

•	Loans Held for Sale—The carrying amount of loans held for sale approximate fair value.

•	Loans—For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans and other consumer loans is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit ratings quality. Fair values for impaired loans and leases are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

•	Deposit Liabilities—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

•	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

•	Other Borrowings—Other borrowings carrying amount reported in the balance sheet approximates fair value.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—COMMITMENTS AND CONTINGENCIES

The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and the issuance of financial guarantees in the form of financial and performance standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as they do for on-balance-sheet instruments.

The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2005 and 2004, was as follows:

	December 31, 2005	December 31, 2004
	(in thousands)
Commitments to Extend Credit	$234,352	$178,396
Standby Letters of Credit	$12,669	$6,329

Commitments to extend credit are agreements to lend to customers. Standby letters of credit are contingent commitments issued by the Company to guarantee performance of a customer to a third party under a contractual non-financial obligation for which it receives a fee. Financial standby letters of credit represent a commitment to guarantee customer repayment of an outstanding loan or debt instrument. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company on extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on advice of legal counsel, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Other Assets:
Cash Surrender Value of Bank-Owned Life Insurance	$21,440	$352
Equity Securities	5,379	4,320
Interest Receivable	4,594	2,944
Foreclosed Properties and Repossessions	3,443	4,810
Federal Income Tax Receivable	2,003	—
Other	1,252	1,091
Prepaid Expenses	1,078	997

	$39,189	$14,514

Other Liabilities:
Accrued Interest Payable	$4,413	$2,600
Accrued Expenses	3,001	1,578
Other	1,284	768
Deferred Tax Liability	960	483
Other Liabilities Assumed Through Acquisition	—	3,507

	$9,658	$8,936

NOTE 20—SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and other income are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
Noninterest Income—
Fees Related to Mortgage Loans Sold	$1,468	$1,344	$2,157

Noninterest Expense—
Professional Fees	$1,364	$1,152	$954
Computer Fees	$1,189	$1,177	$1,184
Intangible Asset Amortization	$929	$797	$550
Printing and Supplies	$—	$597	$643
Advertising	$—	$498	$431
Telephone	$—	$531	$464

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	December 31, 2005	December 31, 2004
	(in thousands)
ASSETS
Cash and Due from Bank Subsidiary	$10,061	$6,170
Investment in Common Stock of Subsidiary	120,565	78,665
Premises and Equipment, net	1,670	1,550
Other Assets	6,810	752

TOTAL ASSETS	$139,106	$87,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$717	$692

STOCKHOLDERS’ EQUITY	138,389	86,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,106	$87,137

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
INCOME
Management Fees	$4,821	$3,600	$2,136
Interest	29	—	—
Miscellaneous	—	2	—

Total Income	4,850	3,602	2,136

EXPENSES
Salaries and Employee Benefits	4,496	3,297	2,094
Other	1,526	1,465	1,274

Total Expenses	6,022	4,762	3,368

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(1,172)	(1,160)	(1,232)

Income Tax Benefit	(427)	(415)	(447)

LOSS BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(745)	(745)	(785)

Equity in Undistributed Net Income of Subsidiary	10,316	5,012	3,241

NET INCOME	$9,571	$4,267	$2,456

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,571	$4,267	$2,456
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities—
Equity in Undistributed Net Income of Subsidiary	(10,316)	(5,012)	(3,241)
Amortization of Deferred Compensation	84	33	167
(Increase) Decrease in Other Assets	(6,058)	92	(471)
Increase (Decrease) in Liabilities	25	642	(71)

Net Cash (Used in) Provided by Operating Activities	(6,694)	22	(1,160)

CASH FLOWS FROM INVESTING ACTIVITIES
(Additions to) Disposal of Premises and Equipment	(120)	39	(1,589)
Investments in/Acquisition of Subsidiary	(33,277)	—	(3,170)

Net Cash (Used in) Provided by Investing Activities	(33,397)	39	(4,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock Under Stock Option Plan	630	23	557
Proceeds from Issuance of Common Stock, net of stock issuance costs	44,681	—	—
Repurchase and Retirement of Common Stock	(797)	—	—
Purchase of ESOP Shares	(91)	—	—
Dividends Paid on Common Stock	(441)	—	—

Net Cash Provided by Financing Activities	43,982	23	557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,891	84	(5,362)
CASH AND CASH EQUIVALENTS—beginning of year	6,170	6,086	11,448

CASH AND CASH EQUIVALENTS—end of year	$10,061	$6,170	$6,086

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized Depreciation of Securities, net of tax	$(1,693)	$(316)	$(165)
Issuance of Common Stock Pursuant to Incentive Plan	$569	$—	$200
Issuance of Common Stock in Business Combination	$—	$—	$11,487

NOTE 22—RELATED PARTY TRANSACTIONS

During 2005, 2004 and 2003 the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s Chief Executive Officer and President. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the renovation of the Company’s future new main office, for which it paid $30 thousand in 2005, 2004 and 2003. The agreement has been renewed for 2006.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Premier National Bank of Dalton in 2003, the Bank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a director of the Company, is a 14.2% owner of First Plaza. As a result of the agreement, FSGBank leases property located at 2918 East Walnut Avenue, Dalton, Georgia 30721. The Bank owns a full service branch facility located on this property. The Company recognized lease expense of $45 thousand in 2005 and 2004, respectively and $34 thousand in 2003.

In March 2005, the Company entered an exclusive listing agreement with two agents of Wood Properties, Inc., a real estate broker, to offer for sub-lease the Company’s vacant property located at 109 Northshore Drive, Suite 300, Knoxville, Tennessee. H. Patrick Wood, a director of the Company, is the Chairman of the Board of Wood Properties. Under the agreement, the Company agrees to pay directly to the assigned Wood Properties, Inc. agents a commission of 4% of the total sublease payments if the sublease is made via one broker and 6% if the subtenant is represented by an independent broker (in which case the fees will be split between the brokers). In November 2005, the Company entered into a sub-lease agreement with Trinity Mortgage Capital, Inc. The Company paid commissions to Wood Properties, Inc. in the amount of $9 thousand based on the terms of the listing agreement described above.

NOTE 23—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
	(in thousands, except per share data)
Interest Income	$11,988	$12,874	$14,576	$16,866
Interest Expense	2,987	3,434	4,185	5,257

Net Interest Income	9,001	9,440	10,391	11,609
Provision for Loan Losses	1,143	843	693	243

Net Interest Income After Provision for Loan Losses	7,858	8,597	9,698	11,366
Noninterest Income	1,707	2,388	2,388	2,364
Noninterest Expense	7,966	8,212	9,154	10,041

Income Before Income Taxes	1,599	2,773	2,932	3,689
Income Tax Provision	493	878	1,009	1,217

Income before Extraordinary Item	1,106	1,895	1,923	2,472
Extraordinary Gain on Business Combination, net of tax	—	—	2,385	(210)

Net Income	$1,106	$1,895	$4,308	$2,262

Net Income Per Share *
Net Income Per Share Before Extraordinary Item—Basic	$0.09	$0.15	$0.13	$0.14
Extraordinary Item—Basic	—	—	0.15	(0.01)

Net Income Per Share—Basic	$0.09	$0.15	$0.28	$0.13

Net Income Per Share Before Extraordinary Item—Diluted	$0.09	$0.15	$0.12	$0.14
Extraordinary Item—Diluted	—	—	0.16	(0.01)

Net Income Per Share—Diluted	$0.09	$0.15	$0.28	$0.13

Shares Outstanding
Basic	12,722	12,733	15,353	17,603
Diluted	12,922	13,014	15,661	17,908

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
	(in thousands, except per share data)
Interest Income	$8,499	$8,471	$9,043	$11,576
Interest Expense	2,034	1,992	2,065	2,668

Net Interest Income	6,465	6,479	6,978	8,908
Provision for Loan Losses	675	675	675	1,374

Net Interest Income After Provision for Loan Losses	5,790	5,804	6,303	7,534
Noninterest Income	1,358	1,713	1,711	1,762
Noninterest Expense	6,228	6,352	6,746	7,802

Income Before Income Taxes	920	1,165	1,268	1,494
Income Tax Provision	270	349	411	335

Income before Extraordinary Item	650	816	857	1,159
Extraordinary Gain on Business Combination, net of tax	—	—	—	785

Net Income	$650	$816	$857	$1,944

Net Income Per Share *
Net Income Per Share Before Extraordinary Item—Basic	$0.05	$0.06	$0.07	$0.09
Extraordinary Item—Basic	—	—	—	0.06

Net Income Per Share—Basic	$0.05	$0.06	$0.07	$0.15

Net Income Per Share Before Extraordinary Item—Diluted	$0.05	$0.06	$0.07	$0.09
Extraordinary Item—Diluted	—	—	—	0.06

Net Income Per Share—Diluted	$0.05	$0.06	$0.07	$0.15

Shares Outstanding
Basic	12,703	12,706	12,706	12,705
Diluted	12,916	12,916	12,915	12,915

*	The sum of the 2005 and 2004 quarterly earnings per share may differ from the annual earnings per share because of the differences in the weighted average number of common shares outstanding and common shares used in the quarterly and annual computation as well as differences in rounding.

NOTE 24—BANK-OWNED LIFE INSURANCE

The Company’s Board of Directors approved the establishment of a bank-owned life insurance program on January 26, 2005. The program provides benefits to the Company’s executives, which continues after retirement. The Company is the owner and beneficiary of these life insurance contracts.

In order to fund this program, the Company invested a total of $17,250 thousand in three bank-owned life insurance policies during the first half of 2005. The cash surrender value of the three policies totaled $17,730 thousand at December 31, 2005 and is reported in other assets in the Company’s consolidated balance sheets. The Company reports any income from the policies as other income in the consolidated statements of operations. This income is not subject to tax.

In conjunction with the acquisitions of First State Bank and Jackson Bank, the Company assumed $362 thousand and $3,348 thousand, respectively in bank-owned life insurance, which has also been included in other assets in the accompanying consolidated balance sheets.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 25—CONCENTRATIONS OF CREDIT RISK

The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2005, the Company had approximately $312,021 thousand of interest-only loans, which primarily consist of construction and commercial real estate loans (44%), home equity loans (23%) and commercial and industrial loans (17%). The loans have an average maturity of approximately 1 year or less, with the exception of home equity lines-of-credit which have an average maturity of approximately 7 years. The interest only loans are properly underwritten loans and are within the Company’s lending policies.

At December 31, 2005, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

NOTE 26—SUBSEQUENT EVENT

On February 22, 2006, the Company declared a quarterly cash dividend of $0.025 per share payable on March 16, 2006 to shareholders of record on March 1, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004), management determined that it would exclude Jackson Bank & Trust (Jackson Bank) from the scope of its assessment of internal control over financial reporting as of December 31, 2005. Jackson Bank was acquired by First Security in a purchase business combination that was completed on August 31, 2005, and was integrated into our existing internal control over financial reporting via a data conversion which occurred on March 10, 2006. Management determined that an assessment of Jackson Banks’ internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment would represent an unnecessary expense in light of the subsequent data conversion. Prior to this determination, First Security’s internal audit program performed limited testing of Jackson Bank’s internal control over financial reporting under Jackson Bank’s previous data processing system. The results of these tests were favorable and provide comfort in our decision to exclude Jackson Bank from our year end assessment. Jackson Bank represented $178.7 million in total assets as of December 31, 2005 and total revenues (before interest expense, provision for loan losses, operating expenses including taxes, and gain on business combination) of $3.2 million since the date of acquisition. See Note 2, Business Combinations, of the Notes to the Consolidated Financial Statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Security Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005.

Our independent auditors, Joseph Decosimo and Company, PLLC, have issued their auditor’s report on management’s assessment of internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of First Security Group, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that First Security Group, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Security Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of First Security Group’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jackson Bank & Trust (Jackson Bank), which is included in the 2005 consolidated financial statements of the Company and constituted approximately $178.7 million of total assets as of December 31, 2005, and approximately $3.2 million of total revenues before interest expense, provision for loan losses, operating expenses including taxes, and gain on business combination, from the date of acquisition, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at Jackson Bank because it was acquired by the Company in a purchase business combination in August 2005, and management believes its assessment of the effectiveness of internal control would represent an unnecessary expense in light of the subsequent data conversion of Jackson Bank completed on March 10, 2006. Our audit of internal control over financial reporting of First Security Group, Inc. also did not include an evaluation of the internal control over financial reporting of Jackson Bank.

In our opinion, management’s assessment that First Security Group, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, First Security Group, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of First Security Group, Inc. and subsidiary and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/    Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 15, 2006

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that has not been reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information relating to the directors and executive officers of First Security is set forth under the captions “Proposal One: Election of Directors—General,—Information About the Board of Directors and Its Committees and—Executive Officers.” Such information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of First Security and FSGBank is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referred to above. Such information is incorporated herein by reference. To First Security’s knowledge, no person was the beneficial owner of more than 10% of First Security’s common stock during 2005.

We have adopted a Code of Business Conduct and Ethics ( the “Code”) that applies to all of our directors, officers and employees. We believe the Code is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; full, fair and accurate disclosure in filings and other public communications made by us; compliance with applicable laws; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. We have posted a copy of our Code on our website at www.FSGBank.com. A copy may also be obtained, without charge, upon written request addressed to First Security Group, Inc., 817 Broad Street, Chattanooga, Tennessee 37402, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of First Security’s Chief Financial Officer at 423-267-3383.

Item 11.	Executive Compensation

Information relating to executive compensation is set forth under the caption “Executive Compensation and Other Benefits” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to executive compensation is set forth under the caption “Executive Compensation and Other Benefits—Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	1,133,963	$7.28	268,280
Equity compensation plans not approved by security holders	—	—	—
Total	1,133,963	$7.28	268,280

Item 13.	Certain Relationships and Related Transactions

Information regarding related party transactions is set forth under the caption “Executive Compensation and Other Benefits—Certain Transactions and Business Relationships” in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information relating to the fees billed by our independent auditors is set forth under the caption “Proposal Two: Ratification of Appointment of Independent Auditors” in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) The list of all financial statements is included at Item 8.

(a)	(2) The financial statement schedules are either included in the financial statements or are not applicable.

(a)	(3) Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number		Description
2.1		Agreement and Plan of Share Exchange by and between First Security Group, Inc., FSGBank, N.A. and Jackson Bank & Trust, dated May 12, 2005[1]

3.1		Amended and Restated Articles of Incorporation.

3.2		Bylaws.[2]

10.1*		First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[2]

10.2*		First Security’s 2002 Long-Term Incentive Plan.[3]

10.3*		First Amendment to First Security’s 2002 Long-Term Incentive Plan.[4]

10.4*		Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[5]

10.5*		Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[5]

10.6*		Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[5]

10.7*		Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[5]

10.8*		Employment Agreement Dated as of May 16, 2003 by and between First Security and Rodger B. Holley.[6]

10.9*		Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Rodger B. Holley.

10.10	*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Lloyd L. Montgomery, III.[6]

10.11	*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Lloyd L. Montgomery, III.

10.12	*	Employment Agreement Dated as of May 16, 2003 by and between First Security and William L. Lusk, Jr.[6]

10.13	*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and William L. Lusk, Jr.

10.14		Purchase Agreement by and between First Security Group, Inc. and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named in the Purchase Agreement, dated August 9, 2005.[7]

21.1		Subsidiaries of the Registrant.[8]

23.1		Consent of Joseph Decosimo and Company, PLLC.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

1	Incorporated by reference to First Security’s Current Report on Form 8-K dated May 12, 2005.

2	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.

3	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed August 16, 2002.

4	Incorporated by reference from Appendix B to First Security’s Proxy Statement filed April 16, 2004.

5	Incorporated by reference to First Security’s Annual Report on Form 10-K for the Year Ended December 31, 2005.

6	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2003.

7	Incorporated by Reference to First Security’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2005.

8	Incorporated by Reference to First Security’s Annual Report on Form 10-K for the Year ended December 31, 2003

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/s/ RODGER B. HOLLEY
Rodger B. Holley President and Chief Executive Officer

DATE: March 15, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006.

Signature	Title

/s/ RODGER B. HOLLEY Rodger B. Holley	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ WILLIAM L. LUSK, JR. William L. Lusk, Jr.	Secretary, Chief Financial Officer and Executive Vice President (Principal Financial Officer)

/s/ DENISE M. COBB Denise M. Cobb	Controller and Vice-President (Principal Accounting Officer)

/s/ J. C. HAROLD ANDERS J. C. Harold Anders	Director

/s/ CAROL H. JACKSON Carol H. Jackson	Director

/s/ RALPH L. KENDALL Ralph L. Kendall	Director

/s/ WILLIAM B. KILBRIDE William B. Kilbride	Director

/s/ D. RAY MARLER D. Ray Marler	Director

/s/ LLOYD L. MONTGOMERY, III Lloyd L. Montgomery, III	Director, Chief Operating Officer and Executive Vice President

/s/ H. PATRICK WOOD H. Patrick Wood	Director