Form 10-Q
period 2006-03-31
FIRST SECURITY GROUP INC/TN
filed 2006-05-10
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Common Stock, $0.01 par value:
17,573,707 shares outstanding and issued as of April 24, 2006

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2006	2005	2005
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$27,824	$23,917	$21,131

Federal Funds Sold and Securities Purchased under Agreements to Resell	16,800	17,835	-
Cash and Cash Equivalents	44,624	41,752	21,131
Interest Bearing Deposits in Banks	1,696	1,153	2,834
Securities Available For Sale	157,425	155,993	108,127
Loans Held for Sale	6,177	4,244	5,766
Loans	760,445	744,415	608,651
Total Loans	766,622	748,659	614,417
Less: Allowance for Loan Losses	10,103	10,121	8,866
	756,519	738,538	605,551
Premises and Equipment, net	31,543	31,604	25,977
Goodwill	26,965	27,032	12,430
Intangible Assets	5,061	5,431	2,663
Other Assets	38,176	39,189	19,059
TOTAL ASSETS	$1,062,009	$1,040,692	$797,772

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2006	2005	2005
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$159,441	$153,278	$121,103
Interest Bearing Demand	79,117	75,123	56,473
	238,558	228,401	177,576
Savings and Money Market Accounts	149,176	152,901	146,301
Time Deposits:
Certificates of Deposit of $100 thousand or more	171,733	156,134	111,179
Certificates of Deposit less than $100 thousand	236,801	234,501	158,612
Brokered Certificates of Deposit	86,224	89,570	74,693
	494,758	480,205	344,484
Total Deposits	882,492	861,507	668,361
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	19,483	16,894	28,279
Security Deposits	4,369	4,094	3,447
Other Borrowings	8,147	10,150	2,147
Other Liabilities	9,377	9,658	8,917
Total Liabilities	923,868	902,303	711,151
STOCKHOLDERS' EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized as of March 31, 2006; 20,000,000 shares authorized as of December 31, 2005 and March 31, 2005; 17,573,707 issued as of March 31, 2006; 17,653,833 issued as of December 31, 2005; 12,726,140 issued as of March 31, 2005	122	122	88
Paid-In Surplus	121,832	122,545	78,096
Unallocated ESOP Shares	(1,349)	(91)	-
Retained Earnings	19,425	17,392	9,368
Accumulated Other Comprehensive Loss	(1,889)	(1,579)	(931)
Total Stockholders' Equity	138,141	138,389	86,621
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,062,009	$1,040,692	$797,772

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2006	2005
INTEREST INCOME
Loans, including fees	$15,619	$10,923
Debt Securities -taxable	1,277	774
Debt Securities -non-taxable	381	240
Other	145	51
Total Interest Income	17,422	11,988

INTEREST EXPENSE
Interest Bearing Demand Deposits	159	57
Savings Deposits and Money Market Accounts	644	428
Certificates of Deposit of $100 thousand or more	1,650	764
Certificates of Deposit of less than $100 thousand	2,200	1,026
Brokered Certificates of Deposit	847	557
Other	157	155
Total Interest Expense	5,657	2,987

NET INTEREST INCOME	11,765	9,001
Provision for Loan Losses	543	1,143
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,222	7,858

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,153	903
Other	1,283	804
Total Noninterest Income	2,436	1,707

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,607	4,575
Expense on Premises and Fixed Assets, net of rental income	1,665	1,318
Other	2,767	2,073
Total Noninterest Expenses	10,039	7,966

INCOME BEFORE INCOME TAX PROVISION	3,619	1,599
Income Tax Provision	1,145	493
NET INCOME	$2,474	$1,106

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.14	$0.09
Net Income Per Share - Diluted	$0.14	$0.09

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Unallocated ESOP
(in thousands)	Shares	Amount	Surplus	Earnings	Loss	Shares	Total
Balance - December 31, 2005	17,654	$122	$122,545	$17,392	$(1,579)	$(91)	$138,389
Issuance of Stock	7		50			(1,258)	(1,208)
Comprehensive income -
Net Income (unaudited)				2,474			2,474
Change in Net Unrealized Loss on Securities Available for Sale, net of tax (unaudited)					(310)		(310)
Dividends Paid ($0.025 per share)				(441)			(441)
Stock-based Compensation			154				154
Repurchase and Retirement of Common Stock (87,420 shares)	(87)		(917)				(917)
Balance - March 31, 2006 (unaudited)	17,574	$122	$121,832	$19,425	$(1,889)	$(1,349)	$138,141

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)
	Three Months Ended
	March 31,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,474	$1,106
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities -
Provision for Loan Losses	543	1,143
Amortization, net	415	278
Stock-Based Compensation	154	-
Depreciation	589	490
Gain on Sale of Premises and Equipment	(18)	-
Gain on Sale of Other Real Estate and Repossessions, net	(71)	(53)
Write-down of Other Real Estate and Repossessions	200	62
Accretion of Fair Value Adjustment, net	(243)	-
Changes in Operating Assets and Liabilities -
Loans Held for Sale	1,933	(307)
Interest Receivable	(201)	(145)
Other Assets	1,228	419
Interest Payable	836	572
Other Liabilities	(682)	15
Net Cash Provided by Operating Activities	7,157	3,580

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(543)	(2,229)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	4,292	18,413
Purchases	(6,268)	(18,197)
Loan Originations and Principal Collections, net	(20,933)	(23,208)
Purchase of Bank-Owned Life Insurance	-	(5,250)
Proceeds from Sale of Premises and Equipment	313	-
Proceeds from Sales of Other Real Estate and Repossessions	819	1,292
Additions to Premises and Equipment	(823)	(172)
Capital Improvements to Repossessions	(165)	(4)
Net Cash Used in Investing Activities	(23,308)	(29,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	21,003	27,835
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	2,589	5,024
Repayments of Other Borrowings	(2,003)	(2,003)
Proceeds from Exercise of Stock Options	50	115
Repurchase and Retirement of Common Stock	(917)	-
Purchase of ESOP Shares	(1,258)	-
Dividends Paid on Common Stock	(441)	-
Net Cash Provided by Financing Activities	19,023	30,971
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,872	5,196
CASH AND CASH EQUIVALENTS - beginning of period	41,752	15,935
CASH AND CASH EQUIVALENTS - end of period	$44,624	$21,131

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Three Months Ended
	March 31,
(in thousands)	2006	2005
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in Unrealized Depreciation of Securities, net of Deferred Taxes of $160 for 2006 and $538 for 2005	$(310)	$(1,045)
Foreclosed Properties and Repossessions	$758	$866
Purchase Accounting Adjustment to Goodwill	$67	$-
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$4,821	$2,415
Income Taxes Paid	$162	$514

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

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month period ended March 31, 2006 and 2005, respectively, was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net income	$2,474	$1,106
Unrealized loss on securities, net of tax	(310)	(1,045)
Comprehensive income, net of tax	$2,164	$61

NOTE C - EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

Index

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share data)
Net income	$2,474	$1,106
Denominator:
Weighted average common shares outstanding	17,489	12,722
Equivalent shares issuable upon exercise of stock options	363	270
Diluted shares	17,852	12,992
Net income per share:
Basic	$0.14	$0.09
Diluted shares	$0.14	$0.09

NOTE D - STOCK-BASED COMPENSATION

As of March 31, 2006, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 annual meeting to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand shares. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 768 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards was 936 thousand, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock were granted at a price not less than the fair market value of the stock as of the date of the grant. Options were to be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Each award vested in approximately equal percentages each year over a period of not less than three years (with the exception of five grants for a total of 168 thousand shares which vest in approximately equal percentages at 6 months, 18 months and 30 months) and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123 (R) the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Index

Under the modified prospective approach, SFAS No. 123 (R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123 (R) on January 1, 2006, income before taxes and net income for the three months ended March 31, 2006, were reduced by $92 thousand and $58 thousand, respectively. The adoption of SFAS 123 (R) had no impact on basic and diluted net income per share for the first quarter of 2006.

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company. Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b). As of March 31, 2006 all nonqualified stock options granted were outstanding. As a result, the Company has not received tax deductions related to these nonqualified options.

Net cash proceeds received from the exercise of options were $50 thousand for the three months ended March 31, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 (R) for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended
March 31, 2005
(in thousands, except per share data)
Net income, as reported	$1,106
Compensation expense, net of tax	(72)
Pro forma net income	$1,034
Basic net income per share:
As reported	$0.09
Pro forma	$0.08
Diluted net income per share:
As reported	$0.09
Pro forma	$0.08

Stock Options

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below. Expected volatility is based on the implied volatility of the Company’s stock price. The Company uses historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below provides the assumptions for options granted during the first quarter of 2006. The Company did not grant any options in the first quarter of 2005.

Index

Three Months Ended
March 31, 2006

Expected dividend yield	0.93%
Expected volatility	14.70%
Risk-free interest rate	4.60%
Expected life of options (in years)	6.5
Weighted average grant date fair value	$2.68

At March 31, 2006, there was $716 thousand of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted average period of 2.36 years.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	1,164	$7.35
Granted	26	10.80
Exercised	(7)	6.92
Forfeited	(11)	8.95
Outstanding, end of period	1,172	$7.41	7.18 years
Options exercisable, end of period	732	$6.55	6.17 years

As of March 31, 2006, shares available for future option grants to employees and directors under existing plans were 24 thousand shares and 213 thousand shares for the 1999 LTIP and 2002 LTIP, respectively. At March 31, 2006 the aggregate intrinsic value of shares outstanding was $4.3 million and the aggregate intrinsic value of options exercisable was $3.3 million. Total intrinsic value of options exercised was $28 thousand and $79 thousand for the three months ended March 31, 2006 and 2005, respectively.

Index

The following table summarizes nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Nonvested, beginning of period	457	$8.66
Granted	26	10.80
Vested	(37)	7.87
Forfeited	(6)	9.50
Nonvested, end of period	440	$8.84

Restricted Stock

The plans described above allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse. The share-based expense for these awards was determined based on the market price of the Company's stock at the grant date applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. As of March 31, 2006, unearned stock-based compensation associated with these awards totaled $423 thousand. The Company recognized $62 thousand of compensation expense in the first quarter of 2006 related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations.

As of March 31, 2006, the Company had restricted stock awards outstanding of 57,624 shares. Of the total shares granted, 13,500 shares allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant. The remaining 44,124 shares awarded cliff vest 26 months from the date of grant as provided for in the award agreement. The Company did not grant any restricted stock during the first quarter of 2006.

NOTE E - GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at March 31, 2006, December 31, 2005, and March 31, 2005 was $13,659 thousand, $12,669 thousand, and $10,109 thousand, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE F - STOCKHOLDER’S EQUITY

On March 16, 2006, the Company paid its first quarter cash dividend of $0.025 per share or $441 thousand to shareholders of record on March 1, 2006. On April 26, 2006, the Board of Directors approved the second quarter cash dividend of $0.025 per share payable on June 16, 2006 to shareholders of record on June 1, 2006.

Index

On October 27, 2005, the Company’s shareholders approved an amendment, as proposed by the Board of Directors, to its articles of incorporation to increase the number of authorized shares of common stock from 20 million to 50 million. Amended and restated articles were filed with the Tennessee Secretary of State to effect this change on March 7, 2006.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2005, the FASB issued a FSP on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS No. 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

Index

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R resulted in compensation expense recorded to the Company’s financial statements as disclosed in Note D above.

NOTE H- RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements presented for prior periods to conform to the 2006 presentation.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "First Security," "we," "us," “the Company” and "our" refer to First Security Group, Inc.

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

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and, the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to First Security are expressly qualified in their entirety by this Special Note.

FIRST QUARTER 2006 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2006 and 2005. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

As of March 31, 2006, we had total consolidated assets of $1.1 billion, total loans of $766.6 million, total deposits of $882.5 million and stockholders' equity of $138.1 million.

Net income for the three months ended March 31, 2006, was $2.5 million, or $0.14 per share (basic and diluted), compared to net income of $1.1 million, or $0.09 per share (basic and diluted) for the comparative period in March 2005. Net interest income and noninterest income increased by $2.8 million and $729 thousand, respectively, while noninterest expense, including provision for loan losses, increased by $1.5 million as compared to the same period in 2005. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisition of Jackson Bank & Trust (Jackson Bank) and branching activity during 2005 and the first quarter of 2006.

Our efficiency ratio improved in the first quarter of 2006 to 70.7% as compared to 74.4% in the same period of 2005. We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses, as well as evaluating staff levels with particular emphasis on our branches. In the second half of 2005, we opened two de novo branches in Cleveland, Tennessee and Varnell, Georgia. In 2006, we plan to open three de novo branches in Hixson, Tennessee, Cookeville, Tennessee and Knoxville, Tennessee. During the first quarter of 2006, we signed definitive agreements to purchase plots of land located at 614 West Main Street, Algood, Putnam County, Tennessee and 5706 Highway 153, Chattanooga, Hamilton County, Tennessee, where we intend to build banking facilities. We consummated the agreement to purchase the land in Algood prior to the end of the 2006 first quarter. In addition we anticipate completing our corporate headquarters in downtown Chattanooga, Tennessee. We expect to complete each of these projects in the second half of 2006.

Index

Net interest margin in the first quarter of 2006 was 5.27% or 8 basis points higher as compared to the prior year period of 5.19%. We believe that our net income will continue to improve throughout 2006 as a result of our above-average net interest margin, our growth in 2005, and our anticipated growth through branching and marketing efforts in 2006.

On April 26, 2006, our Board of Directors approved a second quarter cash dividend of $0.025 per share payable on June 16, 2006 to shareholders of record on June 1, 2006.

RESULTS OF OPERATIONS

We reported net income for the first quarter of 2006 of $2.5 million versus net income for the same period in 2005 of $1.1 million. In 2006, basic and diluted net income per share was $0.14 on approximately 17.5 million shares and 17.9 million weighted average shares outstanding, respectively.

Net income in the first quarter of 2006 was above the 2005 level as a result of the acquisition of Jackson Bank on August 31, 2005 combined with our organic growth, an expanding net interest margin and growing fee income. Our overhead also increased in 2006 because of our acquisition and two new full service bank branches. As of March 31, 2006 we had 37 banking offices, including the headquarters, four leasing offices and 361 full time equivalent employees. Although, we expect to continue to expand our branch network and our employee force in 2006, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs and occupancy, salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the period ended March 31, 2006 as compared to the same period in 2005.

Condensed Consolidated Statements of Income
	For the Three Months Ended March 31,
		Change From Prior Year:
	2006	Amount	Percent
	(in thousands, except percentages)
Interest income	$17,422	$5,434	45.3%
Interest expense	5,657	2,670	89.4%
Net interest income	11,765	2,764	30.7%
Provision for loan losses	543	(600)	-52.5%
Net interest income after provision for loan losses	11,222	3,364	42.8%
Noninterest income	2,436	729	42.7%
Noninterest expense	10,039	2,073	26.0%
Income before income taxes	3,619	2,020	126.3%
Income tax provision	1,145	652	132.3%
Net income	$2,474	$1,368	123.7%

Index

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended March 31, 2006, net interest income increased by $2.8 million, or 30.7%, to $11.8 million for the first quarter of 2006 compared to $9.0 million for the same period in 2005.

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

Interest income for the first quarter of 2006 was $17.4 million, a 45.3% increase as compared to the same period in 2005. The increase in interest income is due to an increase in average earning assets of $205.6 million, or 28.6%, to $924.8 million compared to average earning assets of $719.1 million for the same period in 2005. Our earning assets increased in the first quarter of 2006 on a comparative basis due to the deposit gathering activities (including the issuance of brokered CDs) of FSGBank, the acquisition of Jackson Bank and proceeds from our initial public offering. Deposits raised and proceeds from our public offering, were used to fund or acquire earning assets, including our acquisition of Jackson Bank on August 31, 2005. These additional earning assets have enabled us to earn more interest income.

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets. The tax equivalent yield on earning assets increased 88 basis points for the period ended March 31, 2006 to 7.75% from 6.87% for the same period in 2005. The changes in the yield relate to our changing the mix of earning assets and the Federal Reserve Board changing the target federal funds rate and discount rate.

Total interest expense was $5.7 million in the first quarter of 2006, or 89.4% higher, as compared to the same period in 2005. Interest expense increased due to the additional volume of interest bearing liabilities combined with rising interest rates. Average interest bearing liabilities increased $171.7 million, or 30.2%, for the three months ended March 31, 2006 compared to the same period in 2005. The significant increase in interest bearing liabilities was due to our market penetration, the acquisition of Jackson Bank and the issuance of brokered CDs. We primarily use brokered CDs to match fund our leasing portfolio. Total deposits grew $214.1 million, or 32.0% to $882.5 million in the first quarter of 2006 compared to the same period in 2005. Jackson Bank contributed approximately $140.2 million, or 65.5% of total deposit growth. The average rate paid on interest bearing liabilities increased 97 basis points to 3.10% from 2.13% for the period ended March 31, 2006 and 2005, respectively. The increase is primarily due to the Federal Reserve rate increase initiative.

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

Index

The Company’s net interest rate spread (on a tax equivalent basis) was 4.65% for the period ended March 31, 2006 compared to 4.74% for the same period in 2005. Net interest margin (on a tax equivalent basis) was 5.27% for the period ended March 31, 2006 compared to 5.19% for the same period in 2005. The increased net interest margin is the result of our earning assets repricing faster than our interest bearing liabilities in an increasing interest rate environment and the positive impact of noninterest bearing funding sources. Average interest bearing liabilities as a percentage of average earning assets was 79.9% for the period ended March 31, 2006 compared to 78.9% for the same period in 2005. Average noninterest bearing funding sources as a percentage of average total assets was 29.1% for the period ended March 31, 2006 compared to 27.3% for the same period in 2005.

In 2006, the Federal Reserve has raised the target federal funds rate by 50 basis points to 4.75%. Throughout 2006, we believe our net interest margin will remain relatively stable due to anticipated Federal Reserve rate increases. However, our net interest margin could decline due to increasing competitive deposit pricing pressure or from Federal Reserve target rate decreases, if any.

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2006 and 2005.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis
	For the Three Months Ended March 31,

	2006			2005
	AverageBalance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$753,872	$15,649	8.42%	$603,152	$10,923	7.34%
Investment securities - taxable	114,973	1,300	4.59%	81,733	792	3.93%
Investment securities - non-taxable	41,500	585	5.72%	27,251	382	5.69%
Other earning assets	14,407	145	4.08%	6,987	51	2.96%
Total earning assets	924,752	17,679	7.75%	719,123	12,148	6.87%
Allowance for loan losses	(10,321)			(8,617)
Intangible assets	31,784			15,189
Cash & due from banks	25,661			18,838
Premises & equipment	31,705			26,230
Other assets	39,699			9,952
TOTAL ASSETS	$1,043,280			$780,715

Liabilities and Stockholders' Equity
Interest bearing liabilities:
NOW accounts	$74,488	159	0.87%	$55,232	57	0.42%
Money market accounts	110,523	578	2.12%	111,940	396	1.43%
Savings deposits	38,999	66	0.69%	32,482	32	0.40%
Time deposits < $100	235,977	2,200	3.78%	158,357	1,026	2.63%
Time deposits > $100	163,252	1,650	4.10%	108,749	764	2.85%
Brokered CDs	86,583	847	3.97%	70,259	557	3.22%
Federal funds purchased	3,195	23	2.92%	14,705	101	2.79%
Repurchase agreements	17,771	58	1.32%	13,473	24	0.72%
Other borrowings	8,442	76	3.65%	2,376	30	5.12%
Total interest bearing liabilities	739,230	5,657	3.10%	567,573	2,987	2.13%
Net interest spread		$12,022	4.65%		$9,161	4.74%
Noninterest bearing demand deposits	150,677			114,846
Accrued expenses and other liabilities	14,092			12,010
Stockholders' equity	140,781			86,249
Unrealized gain on securities	(1,500)			37
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,043,280			$780,715

Impact of noninterest bearing sources and other changes in balance sheet composition			0.62%			0.45%

Net interest margin			5.27%			5.19%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
	For the Three Months Ended March 31, 2006 Compared to 2005
	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,730	$1,996	$4,726
Investment securities - taxable	322	186	508
Investment securities - non-taxable	200	3	203
Other earning assets	54	40	94
Total earning assets	3,306	2,225	5,531

Interest bearing liabilities:
NOW accounts	20	82	102
Money market accounts	(5)	187	182
Savings deposits	6	28	34
Time deposits < $100	503	671	1,174
Time deposits > $100	383	503	886
Brokered CDs	129	161	290
Federal funds purchased	(79)	1	(78)
Repurchase agreements	8	26	34
Other borrowings	77	(31)	46
Total interest bearing liabilities	1,042	1,628	2,670
Increase in net interest income	$2,264	$597	$2,861

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended March 31, 2006 was $543 thousand compared to $1.1 million in the same period of 2005. Net charge-offs for the first quarter of 2006 were $531 thousand compared to net charge-offs of $589 thousand for the same period in 2005. Annualized net charge-offs as a percentage of average loans were 0.28% for the three months ended March 31, 2006 compared to 0.39% for the same period in 2005. Our peer group’s average (as reported in the December 31, 2005 Uniform Bank Performance Report) was 0.16% in 2005.

The decrease in our provision for loan losses in the first quarter of 2006 compared to the same period in 2005 was as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans as well as general economic conditions. As a result of our analysis, we determined that our credit quality was improving, and as such we reduced the provision expense. We will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at June 30, 2006, or sooner if necessary and the provision expense will be adjusted accordingly, if necessary.

Index

For the three months ended March 31, 2006, our loan portfolio increased by $18.0 million compared to $22.1 million in the same period in 2005. Year-over-year, the loan portfolio increased by $152.2 million from March 31, 2005 to March 31, 2006. In August 2005, we acquired approximately $104.3 million in loans in our acquisition of Jackson Bank. Excluding maturities, prepayments, and payoffs of the purchased loans, our organic loan growth for the twelve months ended March 31, 2006 as compared to the same period in 2005, was approximately $47.9 million, or 7.8%, as a result of the marketing efforts of our loan officers.

The allowance for loan losses reflects our assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We regularly analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

°	our loan loss experience;
°	specific known risks;
°	the status and amount of past due and nonperforming assets;
°	underlying estimated values of collateral securing loans;
°	current and anticipated economic conditions; and
°	other factors which we believe affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our Board of Directors or the Directors’ Loan Committee on at least a quarterly basis. In addition, our loan review department performs a regular review of the quality of the loan portfolio and adequacy of the allowance. Based on our analysis, which includes risk factors such as charge-off rates, past dues, and loan growth, we may determine that our future provision expense may need to increase or decrease in order for us to remain adequately reserved for probable loan losses.

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

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, our judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

Noninterest income totaled $2.4 million for the first quarter of this year, an increase of $729 thousand, or 42.7%, from the same period in 2005. Of the increase, Jackson Bank contributed $325 thousand, or 19.0%, with organic growth representing the remaining $404 thousand or 23.7%.

Index

The following table presents the components of noninterest income for the periods ended March 31, 2006 and 2005.

NONINTEREST INCOME
	Three Months Ended March 31,
	2006	Percent Change	2005
	(in thousands, except percentages)
NSF fees	$922	37.0%	$673
Service charges on deposit accounts	232	0.7%	230
Mortgage loan and related fees	258	-21.3%	328
Other income	1,024	115.1%	476
Total noninterest income	$2,436	42.7%	$1,707

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $1.2 million for the first quarter of 2006, an increase of $251 thousand, or 27.8%, from the same period in 2005. NSF fees, excluding the $196 thousand positive impact of Jackson Bank, increased $53 thousand or 7.8% on an organic basis. The increase can be attributed to our growing deposit base. On an organic basis, our transaction and savings accounts increased to 32,932 in the first quarter of 2006 compared to 32,118 in the same period of 2005. Service charges on deposit accounts remained relatively consistent for the period ending March 31, 2006 despite the increase in our deposit base. This is primarily due to (1) an increase in the average balance of checking and savings accounts thus decreasing the amount of service charges assessed to the customer, (2) an increase in “free checking” due to competitive pressures, and (3) a reduction in commercial account analysis charges due to increases in the crediting rate which often occur in a rising interest rate environment.

Mortgage loan and related fees for the first quarter of 2006 decreased $70 thousand, or 21.3% to $258 thousand compared to $328 thousand in the first quarter of 2005. Mortgages originated and sold in the secondary market totaled $18.3 million and $26.6 million, for the first quarter of 2006 and 2005, respectively. The decline is primarily due to the increase in interest rates over the past twelve months. During 2005, we hired an experienced mortgage banker to grow our mortgage business. We have also centralized the mortgage department to gain efficiencies since the first quarter of 2005. We anticipate these changes will have a positive impact on our mortgage fee income in future periods; however, we are cautiously optimistic for 2006 due to rising interest rates.

Other income for the first quarter of 2006 was $1.0 million, compared to $476 thousand for the same period in 2005. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate and repossessions, earnings on bank-owned life insurance, underwriting revenue, safe deposit box fee income, and trust fee income. Of the $548 thousand increase, $100 thousand relates to the acquisition of Jackson Bank. The major contributors to our organic growth of $448 in noninterest income were BOLI income and trust fees which increased $197 thousand and $57 thousand, respectively compared to the same period in 2005.

Noninterest Expense

Noninterest expense for the first quarter of 2006 increased $2.1 million, or 26.0%, to $10.0 million compared to $8.0 million for the same period in 2005. The increase in noninterest expense primarily reflects additional investment to support corporate growth and the inclusion of $1.1 million of Jackson Bank expenses. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense throughout 2006 as a result of our branching activities.

Index

The following table represents the components of noninterest expense for the three month periods ended March 31, 2006 and 2005.

NONINTEREST EXPENSE
	Three Months Ended March 31,
		Percent
	2006	Change	2005
	(in thousands, except percentages)
Salaries & benefits	$5,607	22.6%	$4,575
Occupancy	794	22.9%	646
Furniture and equipment	871	29.6%	672
Professional fees	437	39.6%	313
Data processing	342	23.9%	276
Printing & supplies	136	18.3%	115
Communications	193	30.4%	148
Advertising	98	-34.7%	150
Intangible asset amortization	341	87.4%	182
Other expense	1,220	37.2%	889
Total noninterest expense	$10,039	26.0%	$7,966

Salaries and benefits for the first quarter of 2006 increased 22.6% as compared to the same period in 2005. The increase in salaries and benefits is primarily related to the inclusion of Jackson Bank, as well as increases in our benefit expenses, including but not limited to incentive compensation accruals. As of March 31, 2006, we had 361 full time equivalent employees and operated 37 full service banking offices and four leasing offices. In 2006, we plan to add three de novo branches in Cookeville, Hixson and Knoxville, Tennessee. Additionally, we expect to complete our new corporate headquarters building located at 531 Broad Street, Chattanooga, Tennessee. We anticipate completing each of these projects in the second half of 2006.

Occupancy expense for the first quarter of 2006 increased by 22.9% as compared to the same period in 2005. The increase in the first quarter of 2006 was due to our opening two de novo branches (both subsequent to March 31, 2005) and the five branches acquired through Jackson Bank. As of March 31, 2006, First Security leased 11 branches, 2 office facilities and the land for four branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely and due to favorable market conditions and lease terms, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Similar to occupancy expense, furniture and equipment expense and communications expense increased in the first quarter of 2006 due to adding two new branches and the acquisition of Jackson Bank.

Professional fees increased 39.6% for the first quarter of 2006 as compared to the same period in 2005. Professional fees include fees related to investor relations, outsourcing internal audit, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes Oxley Act of 2002), tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties. The increase in 2006 primarily relates to investor relation fees associated with being a NASDAQ listed company, external audit and tax services and legal fees.

Data processing fees increased 23.9% for the first quarter of 2006. Of the $66 thousand increase, Jackson Bank contributed $56 thousand or 84.8% of the increase. Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas. The monthly fees associated with data processing are based primarily on transaction volume. Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Index

Intangible asset amortization expense increased 87.4% in the first quarter of 2006 as compared to the same period in 2005. The increase is due to a non-compete agreement and a core deposit intangible asset, which resulted in additional expense of $201 thousand for the first quarter of 2006. Both intangible assets are associated with the acquisition of Jackson Bank. This increase is offset by a decline in amortization expense related to core deposit assets other than Jackson Bank, as these amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.

Other expense increased 37.2% in the first quarter of 2006 as compared to the same period in 2005. The increase is primarily a function of our increased branching activities as well as the addition of Jackson Bank.

Income Taxes

We recorded income tax expense of $1.1 million for the first quarter of 2006 compared to $493 for the same period in 2005. Our effective tax rate for the period ended March 31, 2006 and 2005, was 31.6% and 30.8%, respectively.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.1 billion at March 31, 2006, $1.0 billion at December 31, 2005, and $797.8 million at March 31, 2005. Our first quarter 2006 asset growth is directly related to deposit growth and the funds available to us for investment. The year-over-year increase in our consolidated assets is due to (1) our branching and deposit gathering activities, (2) our acquisition of Jackson Bank, which had approximately $186.7 million in assets on the acquisition date and (3) our public stock offering.

Throughout 2006, we expect our assets to continue to grow as we plan to further leverage our existing banking branches, build three de novo branches and actively pursue additional acquisitions of existing banks and bank branches.

Loans

Our loan demand continues to be strong. Total loans increased 2.4% (9.6% annualized) in the first quarter of 2006 as compared to December 31, 2005 and 24.8% as compared to the first quarter of 2005. The increase in loans in the first quarter of 2006 can be attributed to an increase in our construction and land development loans of $11.5 million, or 9.0%, and an increase in our consumer loans of $3.0 million, or 4.4%, of which approximately 50% was derived from our private banking activities. Loan growth was $152.2 million, or 24.8%, over the twelve-month period ended March 31, 2006, with Jackson Bank contributing approximately $104.3 million, or 68.5%, of this growth. On an organic basis, loan growth was $47.9 million, or 7.8%, year-over-year. The loan categories with the largest increases over the past twelve months were (1) residential mortgage loans, up $65.7 million or 44.1%, to $214.8 million, most of which was acquired with Jackson Bank, (2) construction/land development loans, up $51.4 million or 58.1%, to $139.8 million and (3) commercial real estate increased $16.9 million or 12.1%, to $157.1 million.

We believe that our general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Index

Asset Quality

We consider our asset quality to be of primary importance. At March 31, 2006, our loan portfolio was 72.2% of total assets. Over the past few years, we have improved our commercial and retail underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, additional credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan losses. During 2005, we added a corporate retail officer to assist with retail related credit projects. We also recently completed comprehensive retail loan underwriting training in conjunction with the implementation of the Baker Hill software platform. We believe our implementation of the Baker Hill software will enhance our ability to produce credit risk and production management information for both the commercial and retail portfolios.

The allowance for loan losses represents our estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. We analyze the loan portfolio regularly to identify potential problems. We undertake this analysis in conjunction with the establishment of our allowance for loan losses to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced. Furthermore, our policy requires regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed. These analyses are thoroughly reviewed by our credit administration group. In addition to these analyses of existing loans, we consider our loan growth, historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect probable loan losses.

As a result of our acquisition of Jackson Bank, we assumed their allowance for loan losses of $1.3 million, which related to loans that were not subject to the provisions of SOP 03-3. We believe that charge-offs, as a percent of average loans, will decrease in 2006 as a result of our continuing efforts to improve our loan underwriting, approval process, servicing, problem identification and problem resolution.

Our asset quality ratios generally improved in the first quarter of 2006 as compared to the same period in 2005. As of March 31, 2006, our allowance for loan losses as a percentage of total loans was 1.32%, net charge-offs as a percentage of average loans were 28 basis points and non-performing assets as a percentage of total assets were 42 basis points. Non-performing assets, including 90 days past due, improved to $5.4 million or 51 basis points of total assets from $5.8 million or 56 basis points and $6.8 million or 86 basis points as of December 31, 2005 and March 31, 2005, respectively. In the fourth quarter of 2005, we engaged a consultant to evaluate our repossessed assets. As a result of this evaluation, we incurred a $454 thousand fair value write-down on repossessions held for sale longer than 90 days at Kenesaw Leasing. We have implemented new leasing policies addressing repossessions and are also more actively marketing repossessions in order to maximize their value and minimize their carrying cost. Additionally, in April 2006, we hired an experienced special assets officer to manage our special assets, collections, recoveries, other real estate and repossessions. The focus of this new position will be to initiate a formal recovery program and improve overall past due management by centralizing our loan collection process. We have also implemented a collection and recovery management software system to strengthen our management of other real estate owned, repossessed assets, past dues loans and classified loans.

Index

The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005. The provision for loan losses of $513 thousand in the table below does not include our provision accrual for unfunded commitments of $30 thousand as of March 31, 2006. The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
	For the three months ended March 31,
	2006	2005
Allowance for loan losses -	(in thousands, except percentages)
Beginning of period	$10,121	$8,312
Provision for loan losses	513	1,143
Sub-total	10,634	9,455
Charged off loans:
Commercial - leases	57	262
Commercial - loans	30	239
Real estate - construction	5	-
Real estate - residential mortgage	438	11
Consumer and other	118	143
Total charged off	648	655
Recoveries of charged-off loans:
Commercial - leases	-	11
Commercial - loans	24	6
Real estate - construction	-	-
Real estate - residential mortgage	2	2
Consumer and other	91	47
Total recoveries	117	66
Net charged-off loans	531	589
Allowance for loan losses - end of period	$10,103	$8,866

Total loans-end of period	$766,622	$614,417
Average loans	$753,872	$603,152
Net loans charged-off to average loans, annualized	0.28%	0.39%
Provision for loan losses to average loans, annualized	0.29%	0.76%
Allowance for loan losses as a percentage of:
Period end loans	1.32%	1.44%
Non-performing assets	225.51%	143.72%

Index

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses
	As of March 31,
	2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(in thousands, except percentages)
Commercial-leases	$1,516	8.2%	$1,811	9.8%
Commercial-loans	2,622	14.1%	1,402	20.2%
Real estate-construction	564	18.2%	951	13.7%
Real estate-mortgage	4,002	50.9%	3,099	44.6%
Consumer	838	8.6%	808	11.6%
Unallocated	561	-	795	-
Total	$10,103	100.0%	$8,866	100.0%

We believe that the allowance for loan losses at March 31, 2006 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool. See “Provision for Loan Losses” for a description of our methodology for determining the adequacy of the allowance for loan losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $1.1 million at March 31, 2006, $1.3 million at December 31, 2005, and $1.8 million at March 31, 2005. The nonaccrual loans at March 31, 2006 included $347 thousand of commercial loans, $31 thousand of consumer loans and $741 thousand of real-estate secured loans. There are no commitments to lend additional funds to customers with loans on non-accrual status at March 31, 2006.

Loans 90 days past due and still accruing were $904 thousand at March 31, 2006, compared to $1.0 million at December 31, 2005 and $666 thousand at March 31, 2005. Of these past due loans at March 31, 2006, $731 thousand were secured by real estate, $55 thousand were commercial loans, $94 thousand were consumer loans and $24 thousand were leases.

At March 31, 2006, we owned other real estate in the amount of $2.1 million, which consisted of $936 thousand in construction/land development property, $208 thousand in residential real estate and $966 in non-farm/nonresidential property. All of these properties have been written down to their respective fair values.

Index

At March 31, 2006, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.3 million, compared to $1.9 million at December 31, 2005 and $2.8 million at March 31, 2005.

Nonperforming assets for the first quarter of 2006 were $4.5 million compared to $4.8 million at December 31, 2005 and $6.2 million at March 31, 2005. The decline in our non-performing assets over the past twelve months reflects our enhanced processes, controls and policies. At March 31, 2006, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.26% of total outstanding loans compared to 0.47% for our peer group. The ratio of nonperforming loans to the allowance for loan losses was 20.00% compared to 38.89% for our peer group. The ratio of nonperforming loans to equity capital was 1.46% compared to 3.42% for our peer group. The ratio of nonperforming loans and other real estate owned to total loans and other real estate owned was 0.54% compared to 0.54% for our peer group.

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use two categories to classify our securities: “held to maturity” or “available for sale.” Currently, none of our investments are classified as held to maturity. While we have no plans to liquidate a significant amount of any securities, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Securities totaled $157.4 million at March 31, 2006, $156.0 million at December 31, 2005 and $108.1 million at March 31, 2005. The growth in the securities portfolio year-over-year occurred as a result of our acquisition of Jackson Bank and our efforts to maintain a certain level of liquid assets in correlation to our overall asset growth. At March 31, 2006, the securities portfolio had unrealized net losses of approximately $1.9 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at March 31, 2006 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs). The following table provides the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF INVESTMENT SECURITIES - AMORTIZED COST
	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years
	(in thousands, except percentages)
Municipal-tax exempt	$698	$5,288	$22,139	$13,837
Agency bonds	3,354	37,519	-	-
Agency issued REMICs	2,217	35,356	-	-
Agency issued pools	121	23,447	6,938	1,082
Asset backed & CMOs	-	2,484	4,807	-
Other	-	-	-	1,000
Total	$6,390	$104,094	$33,884	$15,919
Tax Equivalent Yield	4.22%	4.45%	5.33%	5.86%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of March 31, 2006, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the first quarter ended 2006, the amortized cost and market value of the securities from each such issuer are as follows:

Index

	Book Value	Market Value
	(in thousands)
Fannie Mae	$34,621	$33,767
FHLMC*	$60,788	$59,447

* Federal Home Loan Mortgage Corporation

At March 31, 2006 we held federal funds sold of $16.8 million compared to $17.8 million at December 31, 2005 and none at March 31, 2005. The increase in federal funds sold on a year-over-year basis is due to our deposit growth exceeding our loan growth combined with proceeds received from our public offering in August 2005. As a result, we invested the excess deposits and proceeds from the offering into federal funds sold based on our liquidity needs. The decrease in federal funds sold on a quarter-over -quarter basis resulted from strong loan demand and our efforts to invest a portion of these federal funds into loans to improve our average yield on earning assets.

As of March 31, 2006, we held $396 thousand in certificates of deposit at other FDIC insured financial institutions. At March 31, 2006, we held $21.7 million in bank-owned life insurance, $3.3 million of which was assumed through our acquisition of Jackson Bank, compared to $21.4 million at December 31, 2005 and $5.6 million at March 31, 2005.

Deposits and Other Borrowings

As of March 31, 2006, deposits increased by 2.4% (9.6% annualized) from December 31, 2005 and by 32.0% from March 31, 2005. Year-over-year increases were due to (1) our acquisition of Jackson Bank which contributed $140.2 million, (2) our sales team drawing customers away from other financial institutions, (3) our branching efforts and (4) the issuance of brokered CDs. Excluding the impact of brokered CD issuance and acquisitions, our year-over-year organic growth rate of deposits was 10.5%. In the first quarter of 2006, the fastest growing sectors of our core deposit base were interest bearing and noninterest bearing demand deposits which grew 5.3% (21.2% annualized) and 4.0% (16.0% annualized), respectively. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000. We consider our retail CDs to be a stable source of funding because they are in-market, relationship oriented deposits. Core deposit growth is an important tenant to our business strategy. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2006 we plan to build three de novo branches. As a result of these future branches and branches opened in recent periods, we anticipate that our deposits will continue to increase throughout 2006.

Federal funds purchased and securities sold under agreements to repurchase were $19.5 million as of March 31, 2006, compared to $16.9 million and $28.3 million as of December 31, 2005 and March 31, 2005, respectively. The decrease in fed funds purchased over the twelve-month period is due to our deposit growth outpacing our loan growth resulting in excess funds which were used to payoff federal funds purchased combined with the proceeds from our public offering in 2005.

Index

The following table details the maturities and rates of the term borrowings from the Federal Home Loan Bank of Cincinnati as of March 31, 2006.

Date	Type	Principal	Term	Rate	Maturity
12/4/2003*	Fixed rate advance	2,666,000	48 months	3.17%	12/4/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	12/5/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	12/6/09
6/18/1996*	Variable rate advance	2,039	180 months	7.70%	7/1/11
9/16/1996*	Variable rate advance	3,802	180 months	7.50%	10/1/11
9/9/1997*	Variable rate advance	4,605	180 months	7.05%	10/1/12
		$8,010,446

Aggregate composite rate	3.55%
48 month composite rate	3.54%
180 month composite rate	7.34%

* Assumed as part of the acquisition of Jackson Bank.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $6.4 million as of March 31, 2006, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At March 31, 2006, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 22.2% (excluding anticipated loan repayments). As of December 31, 2005 and March 31, 2005, the liquidity ratios were 22.0% and 18.1% respectively.

FSGBank is a member of the Federal Home Loan Bank of Cincinnati and has attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as the commercial real estate loan portfolio. As of March 31, 2006, the outstanding term debt in FHLB borrowings was $8.0 million. FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of March 31, 2006 our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $77.0 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions.

Index

FSGBank also had unsecured federal funds lines in the aggregate amount of $93.9 million at March 31, 2006 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter end, we had $7.8 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business. During 2004, FSGBank entered the brokered deposits market as a source of funding, generating approximately $65 million in new monies in order to fund additional interest earning assets, specifically the acquisition of Kenesaw Leasing and J&S Leasing. As of March 31, 2006 FSGBank had $86.2 million in brokered CDs outstanding with a weighted average remaining life of approximately 15 months, a weighted average coupon rate of 3.78% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.01%. Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable. We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $266.7 million at March 31, 2006. The following table illustrates our significant contractual obligations at March 31, 2006 by future payment period.

CONTRACTUAL OBLIGATIONS
		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$494,758	$350,349	$124,899	$19,510	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	19,483	19,483	-	-	-
FHLB borrowings	(3)	8,010	-	8,000	-	10
Operating lease obligations	(4)	6,681	1,034	1,858	1,589	2,200
Commitment to purchase land	(5)	1,205	1,205	-	-	-
Note payable	(6)	137	11	24	28	74
Total		$530,274	$372,082	$134,781	$21,127	$2,284
   ________
[1]
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposit, see “Deposits and Other Borrowings.”

[2]	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.
[3]	For more information regarding FHLB borrowings, see “Deposits and Other Borrowings.”
[4]	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.
[5]	In March 2006, we entered into a purchase and sale agreement for property located at 5706 Highway 153 in Hixson, Tennessee. The site will be used to build a banking facility.
[6]	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided by operations during the first quarter of 2006 totaled $7.2 million compared to $3.6 for the same period in 2005. The change can be attributed to an increase in earnings combined with an increase in loans held for sale. Net cash used in investing activities decreased to $23.3 million as compared to $29.4 million primarily due the purchase of bank-owned life insurance during the first quarter of 2005. Net cash provided by financing activities decreased to $19.0 million compared to $31.0 million in 2005. The decrease is primarily due to a reduction in the issuance of brokered CDs combined with the initiation of our share repurchase program, which was approved by the Board of Directors in October 2005.

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

Index

Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance-sheet instruments.

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2006 and 2005 was as follows:

	As of March 31,
	2006	2005
	(in thousands)
Commitments to Extend Credit	$266,700	$177,789

Standby Letters of Credit	$13,659	$10,109

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

March 31, 2006	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%	4.0%	12.3%	10.6%
Total capital to risk adjusted assets	10.0%	8.0%	13.5%	11.8%
Leverage ratio	5.0%	4.0%	10.7%	9.2%

December 31, 2005
Tier I capital to risk adjusted assets	6.0%	4.0%	12.0%	10.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	11.2%
Leverage ratio	5.0%	4.0%	10.6%	8.9%

March 31, 2005
Tier I capital to risk adjusted assets	6.0%	4.0%	10.7%	9.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.9%	10.4%
Leverage ratio	5.0%	4.0%	9.4%	8.5%

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. On March 16, 2006, the Company paid its first quarter cash dividend of $0.025 per share or $441 thousand to shareholders of record on March 1, 2006. On April 26, 2006, the Board of Directors declared the second quarter cash dividend of $0.025 per share payable on June 16, 2006 to shareholders of record on June 1, 2006.

Index

On October 27, 2005, our Board of Directors also authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2006, through our share repurchase program we had acquired 170,147 shares in treasury and 131,600 shares in our ESOP at a weighted average purchase price of $10.15 per share.

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

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the earnings of our commercial banking and mortgage banking business and our stockholders’ equity. With respect to our mortgage banking business, mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2005, the FASB issued FASB Staff Position (FSP) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on our financial position or results of operations.

In November 2005, the FASB issued a FSP on FAS No. 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. This FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.

Index

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS No. 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R resulted in compensation expense recorded to our financial statements as disclosed in Note D to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not maintain a trading portfolio or deal in international instruments, and therefore are not exposed to risk inherent to trading activities and foreign currency.

Our interest rate risk management is the responsibility of the Asset/Liability Committee (ALCO). ALCO has established policies and limits to monitor, measure and coordinate our sources, uses and pricing of funds.

Index

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with our interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of our earnings. ALCO utilizes the results of both static gap and income simulation reports to quantify the estimated exposure of net interest income to a sustained change in interest rates.

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of March 31, 2006, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $825 thousand or 7.01%, as a result of a 200 basis point decline in rates. The model also predicts a $919 thousand increase in net interest income, or 7.81% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of March 31, 2006. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)
Net interest income	$10,940	$11,765	$12,684
$ change net interest income	(825)	-	919
% change net interest income	-7.01%	0.00%	7.81%

The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and other assumptions. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that we might take in responding to or anticipating changes in interest rates.

We use the Sendero Vision Asset/Liability system which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry. Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration and income simulations using a wide range of scenarios including interest rate shocks and rate ramps. The system also has the capability to model derivative instruments such as interest rate swap contracts.

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

There have been no significant changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

As discussed in Management’s Report on Internal Controls over Financial Reporting in the Annual Report on Form 10-K for the year ended December 31, 2005, the Company elected to exclude from the scope of its assessment of internal control over financial reporting as of December 31, 2005, Jackson Bank which was acquired by First Security in a purchase business combination that was completed on August 31, 2005, and was integrated into our existing internal controls over financial reporting via a data conversion which occurred on March 10, 2006. Based on internal audits performed during the first quarter of 2006, we are not aware of any facts that lead us to believe the data conversion of Jackson Bank will constitute individually or collectively, a material weakness in our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	81,200	$10.09	81,200	326,573
February 1, 2006 - February 28, 2006	28,000	$10.53	28,000	298,573
March 1, 2006 - March 31, 2006	100,320	$10.58	100,320	198,253
Total	209,520		209,520

On October 27, 2005, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions through April 27, 2006. On April 26, 2006, the Board of Directors authorized an indefinite extension of the plan to fulfill the purchase of up to 500,000 shares; as of April 26, 2006, we had repurchased approximately 325,000 shares. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Index

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

FIRST SECURITY GROUP, INC.
(Registrant)

May 10, 2006	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer & President

May 10, 2006	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President