Form 10-Q
period 2006-06-30
FIRST SECURITY GROUP INC/TN
filed 2006-08-09
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR
*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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
Yes ☒  No *

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   *             Accelerated filer   ☒          Non-accelerated filer   *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes *  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.01 par value:
17,729,130 shares outstanding and issued as of August 7, 2006

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30, 2006	December 31, 2005	June 30, 2005
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$36,658	$23,917	$21,771
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	17,835	9,710
Cash and Cash Equivalents	36,658	41,752	31,481
Interest Bearing Deposits in Banks	3,846	1,153	307
Securities Available For Sale	155,355	155,993	112,859
Loans Held for Sale	8,912	4,244	5,917
Loans	791,301	744,415	618,069
Total Loans	800,213	748,659	623,986
Less: Allowance for Loan Losses	10,205	10,121	9,165
	790,008	738,538	614,821
Premises and Equipment, net	32,645	31,604	25,639
Goodwill	26,965	27,032	12,430
Intangible Assets	4,764	5,431	2,503
Other Assets	39,091	39,189	31,214
TOTAL ASSETS	$1,089,332	$1,040,692	$831,254

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005	June 30, 2005
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$178,132	$153,278	$129,251
Interest Bearing Demand	70,070	75,123	58,000
	248,202	228,401	187,251
Savings and Money Market Accounts	144,721	152,901	147,513
Time Deposits:
Certificates of Deposit of $100 thousand or more	183,443	156,134	116,454
Certificates of Deposit less than $100 thousand	244,309	234,501	162,443
Brokered Certificates of Deposit	86,680	89,570	94,347
	514,432	480,205	373,244
Total Deposits	907,355	861,507	708,008
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	21,856	16,894	18,384
Security Deposits	4,651	4,094	3,724
Other Borrowings	8,144	10,150	2,144
Other Liabilities	9,535	9,658	9,778
Total Liabilities	951,541	902,303	742,038
STOCKHOLDERS' EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized as of June 30, 2006; 20,000,000 shares authorized as of December 31, 2005 and June 30, 2005; 17,558,983 issued as of June 30, 2006; 17,653,833 issued as of December 31, 2005; 12,734,060 issued as of June 30, 2005	122	122	88
Paid-In Surplus	121,966	122,545	78,165
Unallocated ESOP Shares	(3,077)	(91)	-
Retained Earnings	21,802	17,392	11,263
Accumulated Other Comprehensive Loss	(3,022)	(1,579)	(300)
Total Stockholders' Equity	137,791	138,389	89,216
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,089,332	$1,040,692	$831,254

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$16,772	$11,756	$32,391	$22,679
Debt securities -taxable	1,313	819	2,590	1,593
Debt securities -non-taxable	388	254	769	494
Other	67	45	212	96
Total Interest Income	18,540	12,874	35,962	24,862

INTEREST EXPENSE
Interest Bearing Demand Deposits	163	96	322	153
Savings Deposits and Money Market Accounts	708	502	1,352	930
Certificates of Deposit of $100 thousand or more	1,944	871	3,594	1,635
Certificates of Deposit of less than $100 thousand	2,435	1,163	4,636	2,189
Brokered Certificates of Deposit	907	726	1,754	1,283
Other	214	76	370	231
Total Interest Expense	6,371	3,434	12,028	6,421

NET INTEREST INCOME	12,169	9,440	23,934	18,441
Provision for Loan Losses	600	843	1,143	1,986
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,569	8,597	22,791	16,455

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,212	963	2,365	1,866
Other	1,454	1,425	2,737	2,229
Total Noninterest Income	2,666	2,388	5,102	4,095

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,508	4,586	11,115	9,161
Expense on Premises and Fixed Assets, net of rental income	1,726	1,328	3,390	2,646
Other	2,842	2,298	5.610	4,371
Total Noninterest Expenses	10,076	8,212	20,115	16,178

INCOME BEFORE INCOME TAX PROVISION	4,159	2,773	7,778	4,372
Income Tax Provision	1,343	878	2,488	1,371
NET INCOME	$2,816	$1,895	$5,290	$3,001

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.16	$0.15	$0.30	$0.24
Net Income Per Share - Diluted	$0.16	$0.15	$0.30	$0.23

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Unallocated ESOP
(in thousands)	Shares	Amount	Surplus	Earnings	Loss	Shares	Total
Balance - December 31, 2005	17,654	$122	$122,545	$17,392	$(1,579)	$(91)	$138,389
Issuance of Stock	18		129			(2,986)	(2,857)
Comprehensive income -
Net Income (unaudited)				5,290			5,290
Change in Net Unrealized
Loss on Securities Available for Sale, net of tax (unaudited)					(1,443)		(1,443)
Dividends Paid ($0.025 per share)				(880)			(880)
Stock-based Compensation			308				308
Forfeited non-vested restricted stock	(26)		(99)				(99)
Repurchase and Retirement of Common Stock (87,420 shares)	(87)		(917)				(917)
Balance - June 30, 2006 (unaudited)	17,559	$122	$121,966	$21,802	$(3,022)	$(3,077)	$137,791

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,290	$3,001
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities -
Provided by (Used In) Operating Activities -
Provision for Loan Losses	1,143	1,986
Amortization, net	804	488
Stock-Based Compensation	209	-
Depreciation	1,226	991
Gain on Sale of Premises and Equipment	(18)	-
Gain on Sale of Other Real Estate and Repossessions, net	(153)	(225)
Write-down of Other Real Estate and Repossessions	245	60
Accretion of Fair Value Adjustment, net	(483)	-
Changes in Operating Assets and Liabilities -
Loans Held for Sale	4,668	156
Interest Receivable	(800)	(395)
Other Assets	503	663
Interest Payable	910	709
Other Liabilities	267	691
Net Cash Provided by Operating Activities	13,811	8,125
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(2,693)	298
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	9,853	24,972
Purchases	(11,538)	(28,582)
Loan Originations and Principal Collections, net	(58,068)	(34,921)
Purchase of Bank-Owned Life Insurance	-	(17,250)
Proceeds from Sale of Premises and Equipment	313	-
Proceeds from Sales of Other Real Estate and Repossessions	1,818	2,670
Additions to Premises and Equipment	(2,562)	(335)
Capital Improvements to Repossessions	(231)	(220)
Net Cash Used in Investing Activities	(63,108)	(53,368)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	45,901	67,482
Net Increase in Federal Funds Purchased and
Securities Sold Under Agreements to Repurchase	4,962	(4,871)
Repayments of Other Borrowings	(2,006)	(2,006)
Proceeds from Exercise of Stock Options	129	184
Repurchase and Retirement of Treasury Shares	(917)	-
Purchase of ESOP Shares	(2,986)	-
Dividends Paid on Common Stock	(880)	-
Net Cash Provided by Financing Activities	44,203	60,789
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,094)	15,546
CASH AND CASH EQUIVALENTS - beginning of period	41,752	15,935
CASH AND CASH EQUIVALENTS - end of period	$36,658	$31,481

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Six Months Ended June 30,
(in thousands)	2006	2005
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in Unrealized Depreciation of Securities, net of Deferred Taxes of $743 for 2006 and $213 for 2005	$(1,443)	$(414)
Foreclosed Properties and Repossessions	$1,318	$2,003
Purchase Accounting Adjustment to Goodwill	$67	$-
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$11,118	$5,712
Income Taxes Paid	$2,580	$2,089

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

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report "comprehensive income," a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three and six month periods ended June 30, 2006 and 2005, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$2,816	$1,895	$5,290	$3,001
Unrealized gain (loss) on securities, net of tax	(1,133)	631	(1,443)	(414)
Comprehensive income, net of tax	$1,683	$2,526	$3,847	$2,587

NOTE C - EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$2,816	$1,895	$5,290	$3,001
Denominator:
Weighted average common shares outstanding	17,342	12,733	17,415	12,727
Equivalent shares issuable upon exercise of stock options	417	281	386	276
Diluted shares	17,759	13,014	17,801	13,003
Net income per share:
Basic	$0.16	$0.15	$0.30	$0.24
Diluted shares	$0.16	$0.15	$0.30	$0.23

NOTE D - STOCK-BASED COMPENSATION

As of June 30, 2006, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

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

Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards was 936 thousand, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock were granted at a price not less than the fair market value of the stock as of the date of the grant. Options were to be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Each award vests in approximately equal percentages each year over a period of not less than three years (with the exception of five grants for a total of 168 thousand shares which vested in approximately equal percentages at 6 months, 18 months and 30 months) from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

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

Index

Under the modified prospective approach, SFAS No. 123 (R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first half of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

For the three and six months ended June 30, 2006, the Company recorded compensation expense related to stock options that reduced income before taxes by $108 thousand and $200 thousand and net income by $67 thousand and $124 thousand, respectively. Basic net income per share was reduced by $0.01 for the three and six months ended June 30, 2006. The adoption of SFAS 123 (R) had no impact on diluted net income per share.

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company. Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b). As of June 30, 2006, the Company had not received tax deductions related to nonqualified stock options granted.

Net cash proceeds received from the exercise of options were $129 thousand for the six months ended June 30, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 (R) for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended	Six Months Ended
	June 30, 2005
	(in thousands, except per share data)
Net income, as reported	$1,895	$3,001
Compensation expense, net of tax	(73)	(145)
Pro forma net income	$1,822	$2,856
Basic net income per share:
As reported	$0.15	$0.24
Pro forma	$0.14	$0.22
Diluted net income per share:
As reported	$0.15	$0.23
Pro forma	$0.14	$0.22

Stock Options

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below. Expected volatility is based on the implied volatility of the Company’s stock price. The Company uses historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below provides the assumptions used to determine the fair value of stock option grants during the six months ended June 30, 2006. The Company did not grant any options during the first half of 2005.

Index

Six Months Ended June 30, 2006

Dividend yield	0.90%
Expected volatility	16.35%
Risk-free interest rate	4.94%
Expected life of options (in years)	6.5%

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2006 was $3.17 and $2.95, respectively. At June 30, 2006, there was $707 thousand of unrecognized compensation expense related to share-based payments, which are expected to be recognized over a weighted average period of 2.31 years.

The following table represents stock option activity for the period ended June 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	1,164	$7.35
Granted	59	11.03
Exercised	(18)	6.93
Forfeited	(20)	9.36
Outstanding, end of period	1,185	$7.51	6.80 years
Options exercisable, end of period	818	$6.63	6.04 years

As of June 30, 2006, shares available for future option grants to employees and directors under existing plans were 25 thousand shares and 200 thousand shares for the 1999 LTIP and 2002 LTIP, respectively. At June 30, 2006 the aggregate intrinsic value of options outstanding was $4.9 million and the aggregate intrinsic value of options exercisable was $4.1 million. Total intrinsic value of options exercised during the three and six months ended June 30, 2006 and 2005 was $48 thousand and $76 thousand and $13 thousand and $92 thousand, respectively.

Index

The following table summarizes nonvested stock option activity for the period ended June 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Nonvested, beginning of period	457	$8.66
Granted	59	11.03
Vested	(135)	7.39
Forfeited	(14)	10.01
Nonvested, end of period	367	$9.46

Restricted Stock

The plans described above allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The share-based expense for these awards was determined based on the market price of the Company’s stock at the grant date applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. As of June 30, 2006, we have unearned stock-based compensation of $211 thousand associated with these awards. For the three and six months ended June 30, 2006, the Company recognized $4 thousand and $9 thousand of compensation expense, net of forfeitures, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The Company had no restricted stock outstanding in the first half of 2005.

As of June 30, 2006, the Company had restricted stock awards outstanding of 31,500 shares. Of the total shares granted, 13,500 shares allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant. The remaining 18,000 shares awarded cliff vest 26 months from the date of grant as provided for in the award agreement. The Company did not grant any restricted stock during the first half of 2006.

NOTE E - GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at June 30, 2006, December 31, 2005, and June 30, 2005 was $14,305 thousand, $12,669 thousand, and $10,957 thousand, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE F - STOCKHOLDER’S EQUITY

On July 20, 2006, the Company completed its share repurchase program with the repurchase of 500,000 shares at an average price of $10.80. The majority of the stock (329,853 shares) was purchased directly by our Employee Stock Ownership Plan (ESOP), and the balance (170,147 shares) was purchased on the ESOP’s behalf by the Company. On July 20, we sold all 170,147 shares purchased to the ESOP for $11.03 per share in a private sale under Section 4(2) of the Securities Act of 1933, as amended; this transaction resulted in a net increase to stockholders’ equity of approximately $163 thousand. The Company originally purchased the 170,147 shares at an average price of $10.07 per share. The 500,000 shares will be used to match employee 401(k) contributions as well as incentive driven ESOP profit sharing opportunities.

Index

On June 16, 2006, the Company paid its second quarter cash dividend of $0.025 per share or $439 thousand to shareholders of record on June 1, 2006. On July 26, 2006 the Board of Directors approved the third quarter cash dividend of $0.025 per share payable on September 18, 2006 to shareholders of record on September 1, 2006.

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

SECOND QUARTER 2006 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three and six month periods ended June 30, 2006 and 2005. Such discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

As of June 30, 2006, we had total consolidated assets of $1.1 billion, total loans of $800.2 million, total deposits of $907.4 million and stockholders' equity of $137.8 million.

Net income for the three months ended June 30, 2006, was $2.8 million, or $0.16 per share (basic and diluted), compared to net income of $1.9 million, or $0.15 per share (basic and diluted) for the comparative period in June 2005. Net income for the six months ended June 30, 2006, was $5.3 million, or $0.30 per share (basic and diluted), compared to net income of $3.0 million, or $0.24 per share and $0.23 per share basic and diluted, respectively, for the comparative period of 2005.

Net interest income and noninterest income for the six month period increased by $5.5 million, and $1.0 million, respectively, while noninterest expense, including provision for loan losses, increased by $3.1 million as compared to the same period in 2005. Income increases outpaced expense increases as a result of the additional earning assets purchased through our acquisition of Jackson Bank & Trust (Jackson Bank) and gathered through our branching activity during 2005 and the first half of 2006.

Index

Our efficiency ratio improved in the second quarter of 2006 to 67.9% as compared to 69.4% in the same period of 2005. We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses. In the second half of 2005, we opened two de novo branches in Cleveland, Tennessee and Varnell, Georgia. During the first quarter of 2006, we purchased a plot of land located in the greater Cookeville, Tennessee vicinity at 614 West Main Street, Algood, Putnam County, Tennessee where we intend to build a banking facility. In addition we anticipate completing our corporate headquarters in downtown Chattanooga, Tennessee. We expect to complete each of these projects in the second half of 2006.

Net interest margin in the second quarter of 2006 was 5.27% or 5 basis points higher than the prior year period of 5.22%. We believe that our net income will continue to improve throughout 2006 as a result of our above-average net interest margin, our growth in the first half of 2006, and our anticipated growth through branching activities and marketing efforts in the remainder of 2006.

On July 20, 2006, the Company completed its share repurchase program with the repurchase of 500,000 shares at an average price of $10.80. The majority of the stock was purchased directly by our Employee Stock Ownership Plan (ESOP), although a portion was purchased on the ESOP’s behalf by us. On July 20, we sold all 170,147 shares purchased to the ESOP for $11.03 per share in a private sale under Section 4(2) of the Securities Act of 1933, as amended; this transaction resulted in a net increase to stockholders’ equity of approximately $163 thousand. The Company originally purchased the 170,147 shares at an average price of $10.07 per share. The 500,000 shares will be used to match employee 401(k) contributions as well as incentive driven ESOP profit sharing opportunities.

On July 26, 2006 the Board of Directors approved the third quarter cash dividend of $0.025 per share payable on September 18, 2006 to shareholders of record on September 1, 2006.

RESULTS OF OPERATIONS

We reported net income for the three and six month periods ended June 30, 2006 of $2.8 million and $5.3 million versus net income for the same periods in 2005 of $1.9 million and $3.0 million, respectively. In the second quarter of 2006, basic and diluted net income per share was $0.16 on approximately 17.3 million shares and 17.8 million weighted average shares outstanding, respectively. On a year-to-date basis, basic and diluted net income per share was $0.30 on approximately 17.4 million shares and 17.8 million weighted average shares outstanding, respectively.

Net income on a quarterly and year-to-date basis in 2006 was above the 2005 level as a result of the acquisition of Jackson Bank on August 31, 2005 combined with our organic growth, an expanding net interest margin and growing fee income. Our overhead also increased in 2006 because of our acquisition and two new full service bank branches. As of June 30, 2006 we had 37 banking offices, including the headquarters, three leasing offices and 355 full time equivalent employees. Although, we expect to continue to expand our branch network and our employee force in 2006, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs and occupancy, salaries and benefits expenses) before earnings.

Index

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2006 as compared to the same periods in 2005.

	For the Three Months Ended	Change from the Prior Year		For the Six Months Ended	Change from the Prior Year
	June 30, 2006	Amount	%	June 30, 2006	Amount	%
	(in thousands, except percentages)

Gross interest income	$18,540	$5,666	44.0%	$35,962	$11,100	44.7%
Gross interest expense	6,371	2,937	85.5%	12,028	5,607	87.3%
Net interest income	12,169	2,729	28.9%	23,934	5,493	29.8%
Provision for loan losses	600	-243	-28.8%	1,143	-843	-42.5%
Net interest income after provision for loan losses	11,569	2,972	34.6%	22,791	6,336	38.5%
Noninterest income	2,666	278	11.6%	5,102	1,007	24.6%
Noninterest expense	10,076	1,864	22.7%	20,115	3,937	24.3%
Income before income taxes	4,159	1,386	50.0%	7,778	3,406	77.9%
Income tax provision	1,343	465	53.0%	2,488	1,117	81.5%
Net income	$2,816	$921	48.6%	$5,290	$2,289	76.3%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended June 30, 2006, net interest income increased by $2.7 million, or 28.9%, to $12.2 million for the second quarter of 2006 compared to $9.4 million for the same period in 2005. For the six months ended June 30, 2006, net interest income increased by $5.5 million, or 29.8%, to $23.9 million for the period ended June 30, 2006 compared to $18.4 million for the same period in 2005.

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

Interest income for the second quarter of 2006 was $18.5 million, a 44.0% increase as compared to the same period in 2005. Interest income for the six month period ended June 30, 2006 was $36.0 million, a 44.7% increase as compared to the same period in 2005. The increase in interest income on a quarter and year-to-date basis is due to increases in our average earning assets. For the three months ended June 30, 2006, average earning assets increased $210.4 million, or 28.5% to $948.0 million compared to $737.7 million for the same period in 2005. On a year-to-date basis, average earning assets increased $210.5 million, or 29.0% to $936.5 million compared to $726.0 million for the same period in 2005. Our earning assets increased in the second quarter of 2006 on a comparative basis due to the deposit gathering activities of FSGBank, the acquisition of Jackson Bank and proceeds from our initial public offering. Deposits raised and proceeds from our public offering, were used to fund or acquire earning assets, including our acquisition of Jackson Bank on August 31, 2005. These additional earning assets have enabled us to earn more interest income.

Index

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets. The tax equivalent yield on earning assets increased 87 basis points for the quarter ended June 30, 2006 to 7.96% from 7.09% for the same period in 2005. On a year-to-date basis, the tax equivalent yield on earning assets increased 88 basis points to 7.86% compared to 6.98% for the same period in 2005. The changes in the yield relate to our changing the mix of earning assets and the Federal Reserve Board changing the target federal funds rate and discount rate.

Total interest expense was $6.4 million in the second quarter of 2006, or 85.5% higher, as compared to the same period in 2005. Year-to-date interest expense was $12.0 million, or 87.3% higher, as compared to the same period in 2005. The increase in interest expense on a quarterly and year-to-date basis in 2006 is primarily due to the additional volume of interest bearing liabilities combined with rising interest rates. Average interest bearing liabilities increased $168.9 million, or 28.8% and $170.3 million, or 29.5% for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005. The significant increase in interest bearing liabilities was due to our market penetration, the acquisition of Jackson Bank and the issuance of brokered CDs. We primarily use brokered CDs to match fund our leasing portfolio. Total deposits grew $199.3 million, or 28.2% to $907.4 million for the period ended June 30, 2006 compared to the same period in 2005. Jackson Bank contributed approximately $140.2 million, or 70.3% of total deposit growth. The average rate paid on interest bearing liabilities increased 104 basis points to 3.39% from 2.35% for the quarter ended June 30, 2006 and 2005, respectively and 100 basis points to 3.25% from 2.25% for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily due to the Federal Reserve rate increase initiative.

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

Our net interest rate spread (on a tax equivalent basis) was 4.57% for the quarter ended June 30, 2006 compared to 4.74% for the same period in 2005. Net interest margin (on a tax equivalent basis) was 5.27% for the quarter ended June 30, 2006 compared to 5.22% for the same period in 2005. On a year-to-date basis, our net interest spread and net interest margin was 4.61% and 5.27% for the period ended June 30, 2006, compared to 4.73% and 5.20% for the same period in 2005, respectively. The increased net interest margin is the result of the positive impact of noninterest bearing funding sources. Average interest bearing liabilities as a percentage of average earning assets was 79.6% for the quarter ended June 30, 2006 compared to 79.4% for the same period in 2005. On a year-to-date basis, average interest bearing liabilities as a percentage of average earning assets was 79.8% for the period ended June 30, 2006 compared to 79.4% for the same period in 2005. Average noninterest bearing funding sources as a percentage of average total assets was 29.2% for the quarter ended June 30, 2006 compared to 28.0% for the same period in 2005.

Through August 7, 2006, the Federal Reserve has raised the target federal funds rate by 100 basis points to 5.25%. Throughout the remainder of 2006, we believe our net interest margin will remain relatively stable due to anticipated Federal Reserve rate changes. However, our net interest margin could decline due to increasing competitive deposit pricing pressure or from Federal Reserve target rate decreases, if any.

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended June 30, 2006 and 2005.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$785,397	$16,825	8.59%	$620,185	$11,753	7.60%
Debt securities - taxable	115,285	1,337	4.65%	82,856	837	4.05%
Debt securities - non-taxable	41,679	595	5.73%	28,163	391	5.57%
Other earning assets	5,688	67	4.72%	6,460	50	3.10%
Total earning assets	948,049	18,824	7.96%	737,664	13,031	7.09%
Allowance for loan losses	(10,248)			(9,045)
Intangible assets	31,897			15,019
Cash & due from banks	26,079			21,113
Premises & equipment	32,317			25,884
Other assets	38,429			22,537
TOTAL ASSETS	$1,066,523			$813,172

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$73,033	163	0.90%	$59,412	96	0.65%
Money market accounts	107,216	637	2.38%	115,613	465	1.61%
Savings deposits	39,041	71	0.73%	32,428	37	0.46%
Time deposits < $100	241,358	2,435	4.05%	161,680	1,163	2.89%
Time deposits > $100	178,121	1,944	4.38%	112,551	871	3.10%
Brokered CDs	86,170	907	4.22%	85,465	726	3.41%
Federal funds purchased	3,914	51	5.23%	2,436	21	3.46%
Repurchase agreements	17,732	90	2.04%	14,127	28	0.79%
Other borrowings	8,140	73	3.60%	2,145	27	5.05%
Total interest bearing liabilities	754,725	6,371	3.39%	585,857	3,434	2.35%
Net interest spread		$12,453	4.57%		$9,597	4.74%
Noninterest bearing demand deposits	158,412			125,888
Accrued expenses and other liabilities	14,071			12,968
Stockholders' equity	141,673			88,982
Unrealized loss on securities	(2,358)			(523)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,066,523			$813,172

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.70%			0.48%

Net interest margin			5.27%			5.22%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
	For the Three Months Ended June 30, 2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$3,131	$1,941	$5,072
Debt securities - taxable	328	172	500
Debt securities - non-taxable	188	16	204
Other earning assets	(6)	23	17
Total earning assets	3,641	2,152	5,793

Interest bearing liabilities:
Interest bearing demand deposits	22	45	67
Money market accounts	(34)	206	172
Savings deposits	8	26	34
Time deposits < $100	573	699	1,272
Time deposits > $100	507	566	1,073
Brokered CDs	6	175	181
Federal funds purchased	13	17	30
Repurchase agreements	7	55	62
Other borrowings	75	(29)	46
Total interest bearing liabilities	1,177	1,760	2,937
Increase in net interest income	$2,464	$392	$2,856

Index

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis
	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$769,721	$32,473	8.51%	$611,720	$22,684	7.48%
Debt securities - taxable	115,124	2,638	4.62%	81,786	1,629	4.02%
Debt securities - non-taxable	41,590	1,179	5.72%	27,875	759	5.49%
Other earning assets	10,021	212	4.27%	4,574	65	2.87%
Total earning assets	936,456	36,502	7.86%	725,955	25,137	6.98%
Allowance for loan losses	(10,284)			(8,833)
Intangible assets	31,841			15,103
Cash & due from banks	25,858			19,985
Premises & equipment	32,012			26,056
Other assets	39,077			18,144
Total assets	$1,054,960			$796,410

Liabilities and shareholders' equity

Interest bearing liabilities:
Interest bearing demand deposits	$73,756	322	0.88%	$57,333	153	0.54%
Money market accounts	108,861	1,215	2.25%	113,787	861	1.53%
Savings deposits	39,020	137	0.71%	32,455	69	0.43%
Time deposits < $100	238,683	4,636	3.92%	160,028	2,189	2.76%
Time deposits > $100	170,728	3,594	4.25%	110,661	1,635	2.98%
Brokered CDs	86,376	1,754	4.09%	77,904	1,283	3.32%
Federal funds purchased	3,557	74	4.20%	8,536	122	2.88%
Repurchase agreements	17,751	147	1.67%	13,802	52	0.76%
Other borrowings	8,292	149	3.62%	2,260	57	5.09%
Total interest bearing liabilities	747,024	12,028	3.25%	576,766	6,421	2.25%
Net interest spread		$24,474	4.61%		$18,716	4.73%
Noninterest bearing demand deposits	154,554			120,398
Accrued expenses and other liabilities	14,085			12,488
Shareholders' equity	141,233			87,003
Unrealized loss on securities	(1,936)			(245)
Total liabilities and shareholders’ equity	$1,054,960			$796,410

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.66%			0.47%

Net interest margin			5.27%			5.20%

Index

Change in Interest Income and Expense on a Tax Equivalent Basis
	For the Six Months Ended June 30, 2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$5,859	$3,930	$9,789
Debt securities - taxable	664	345	1,009
Debt securities - non-taxable	373	47	420
Other earning assets	77	70	147
Total earning assets	6,973	4,392	11,365

Interest bearing liabilities:
Interest bearing demand deposits	44	125	169
Money market accounts	(37)	391	354
Savings deposits	14	54	68
Time deposits < $100	1,076	1,371	2,447
Time deposits > $100	887	1,072	1,959
Brokered CDs	140	331	471
Federal funds purchased	(71)	23	(48)
Repurchase agreements	15	80	95
Other borrowings	152	(60)	92
Total interest bearing liabilities	2,220	3,387	5,607
Increase in net interest income	$4,753	$1,005	$5,758

Provision for Loan Losses
The provision for loan losses charged to operations during the three months ended June 30, 2006 was $600 thousand compared to $843 thousand in the same period of 2005. Net charge-offs for the second quarter of 2006 were $468 thousand compared to net charge-offs of $544 thousand for the same period in 2005. The provision for loan losses for the six months ended June 30, 2006 and 2005 was $1.1 million and $2.0 million, respectively. Net charge-offs for the six months ended June 30, 2006 and 2005 were $1.0 million and $1.1 million, respectively. Annualized net charge-offs as a percentage of average loans were 0.24% for the three months ended June 30, 2006 compared to 0.35% for the same period in 2005. Our peer group’s average (as reported in the March 31, 2006 Uniform Bank Performance Report) was 0.08%.

The decrease in our provision for loan losses on a quarterly and year-to-date basis in 2006 compared to 2005 was as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans as well as general economic conditions. As a result of our analysis, we determined that our credit quality was improving, and as such we reduced the provision expense. We will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at September 30, 2006, or sooner if necessary and the provision expense will be adjusted accordingly, if necessary.

For the six months ended June 30, 2006, our loan portfolio increased by $51.6 million compared to $31.6 million in the same period in 2005. Year-over-year, the loan portfolio increased by $176.2 million from June 30, 2005 to June 30, 2006. In August 2005, we acquired approximately $104.3 million in loans in our acquisition of Jackson Bank. Excluding maturities, prepayments, and payoffs of the purchased loans, our organic loan growth during the twelve months ended June 30, 2006, was approximately $71.9 million, or 11.5%, as a result of the marketing efforts of our loan officers.

Index

The allowance for loan losses reflects our assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We regularly analyze our loan portfolio in an effort to establish an allowance for loan losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

•	our loan loss experience;
•	specific known risks;
•	the status and amount of past due and nonperforming assets;
•	underlying estimated values of collateral securing loans;
•	current and anticipated economic conditions; and
•	other factors which we believe affect the allowance for potential credit losses.

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

Noninterest Income

Noninterest income totaled $2.7 million for the second quarter of this year, an increase of $278 thousand, or 11.6%, from the same period in 2005. On a year-to-date basis, noninterest income totaled $5.1 million, an increase of $1.0 million, or 24.6%. Of the increase, Jackson Bank contributed $244 thousand, or 87.8%, and $570 thousand, or 56.6%, for the second quarter and year-to-date periods, respectively.

Index

The following table presents the components of noninterest income for the three and six month periods ended June 30, 2006 and 2005.

NONINTEREST INCOME
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005
	(in thousands, except percentages)
NSF fees	$966	32.9%	$727	$1,888	34.9%	$1,400
Service charges on deposit accounts	246	4.2%	236	477	2.4%	466
Mortgage loan and related fees	408	11.5%	366	666	-4.0%	694
Bank-owned life insurance income	225	114.3%	105	450	328.6%	105
Other income	821	-13.9%	954	1,621	13.4%	1,430
Total noninterest income	$2,666	11.6%	$2,388	$5,102	24.6%	$4,095

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $1.2 million for the second quarter of 2006, an increase of $249 thousand, or 25.9%, from the same period in 2005. On a year-to-date basis, total service charges, including NSF fees, were $2.4 million, an increase of $499 thousand, or 26.7%. NSF fees, excluding the $161 thousand positive impact of Jackson Bank, increased $78 thousand, or 10.7%, on an organic basis for the second quarter 2006 compared to the same period in 2005. On a year-to-date basis NSF fees, excluding the $358 thousand positive impact of Jackson Bank, increased $130 thousand, or 9.3%, on an organic basis. The increase can be attributed to our growing deposit base. On an organic basis, our transaction and savings accounts increased to 32,870 at June 30, 2006 compared to 32,423 at June 30, 2005. Despite the increase in our deposit base, service charges on deposit accounts decreased on an organic basis by 12.3% and 12.0% for the quarter and year-to-date 2006, respectively. This is primarily due to (1) an increase in “free checking” due to competitive pressures and (2) a reduction in commercial account analysis charges due to increases in the crediting rate which often occur in a rising interest rate environment.

Mortgage loan and related fees for the second quarter of 2006 increased $42 thousand, or 11.5%, to $408 thousand compared to $366 thousand in the second quarter of 2005. Mortgages originated and sold in the secondary market totaled $32.3 million and $26.4 million, for the second quarter of 2006 and 2005, respectively. On a year-to-date basis, mortgage loan and related fees decreased $28 thousand, or 4.0% for the first half of 2006 as compared to the same period in 2005. Mortgages originated and sold in the secondary market totaled $51.3 million and $49.1 million, for the six month period ended June 30, 2006 and 2005, respectively. During the third quarter of 2005, we hired an experienced mortgage banker to grow our mortgage business. We have also centralized the mortgage department to gain efficiencies since the first quarter of 2005. We anticipate these changes will have a positive impact on our mortgage fee income in future periods; however, we are cautiously optimistic for the remainder of 2006 due to rising interest rates.

Bank-owned life insurance income increased $120 thousand, or 114.3% and $345 thousand, or 328.6% on a quarterly and year-to-date basis, respectively, in 2006 as compared to the same periods in 2005. During the first six months of 2005, we invested $17.3 million in bank-owned life insurance contracts. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax free payment to the Company. This tax advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.97% at June 30, 2006. In addition to the $17.3 million investment made in 2005, we have $3.8 million as of June 30, 2006 in life insurance contracts through our acquisitions of First State Bank in 2002 and Jackson Bank in 2005.

Index

Other income for the second quarter of 2006 decreased $133 thousand, or 13.9%, to $821 thousand, compared to $954 thousand for the same period in 2005. For the six months ended, other income increased $191 thousand, or 13.4%, to $1.6 million, compared to $1.4 million for the period ended June 30, 2006 and 2005, respectively. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate and repossessions, underwriting revenue, safe deposit box fee income, and trust fee income. The decrease in other income on a quarterly basis is due to certain income which we consider not to be in the normal course of business or recurring in nature. In the second quarter of 2005, we recognized a $173 thousand recovery on a previously disposed asset and we obtained our license to sell credit life and accident and health insurance. Through the process of obtaining the license, we partnered with Plateau Insurance Company in Crossville, Tennessee who had agreed to warehouse the business prior to our receiving the license. Upon receipt of the license, we booked underwriting revenue in the second quarter of $289 thousand which was approximately $254 thousand more than the normal recurring revenue stream. Offsetting the aforementioned decreases were increases in point-of-sale fees and trust fees of $67 thousand and $66 thousand, respectively in the second quarter of 2006 compared to the same period in 2005. We believe these increases were in the normal course of business and expect to see continued growth in other income. On a year-to-date basis, other income increased primarily due to an increase in point-of-sale fees and trust fee income combined with the acquisition of Jackson Bank, which contributed $88 thousand to other income in 2006.

Noninterest Expense

Noninterest expense for the second quarter of 2006 increased $1.9 million, or 22.7% to $10.1 million compared to $8.2 million for the same period in 2005. On a year-to-date basis, noninterest expense increased $3.9 million, or 24.3% to $20.1 million compared to $16.2 million for the same period in 2005. The increase in noninterest expense primarily reflects additional investment to support corporate growth and the inclusion of approximately $1.0 million and $2.1 million of Jackson Bank expenses on a quarter and year-to-date basis, respectively. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense throughout 2006 as a result of our branching activities.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005
	(in thousands, except percentages)
Salaries & benefits	$5,508	20.1%	$4,586	$11,115	21.3%	$9,161
Occupancy	798	28.5%	621	1,591	25.6%	1,267
Furniture and equipment	928	31.3%	707	1,799	30.4%	1,380
Professional fees	419	38.3%	303	857	39.1%	616
Data processing	316	13.7%	278	657	18.8%	553
Printing & supplies	151	25.8%	120	287	22.6%	234
Communications	213	50.0%	142	405	39.7%	290
Advertising	123	-26.3%	167	221	-30.3%	317
Intangible asset amortization	326	103.8%	160	667	95.0%	342
Other expense	1,294	14.7%	1,128	2,516	24.7%	2,018
Total noninterest expense	$10,076	22.7%	$8,212	$20,115	24.3%	$16,178

Salaries and benefits for the second quarter of 2006 increased 20.1% as compared to the same period in 2005 and `21.3% on a year-to-date basis. The increase in salaries and benefits is primarily related to the inclusion of Jackson Bank, increases in our benefit expenses, including but not limited to incentive compensation accruals and compensation expense associated with the expensing of stock options in accordance with Statement of Financial Accounting Standard (SFAS) No. 123R, Accounting for Stock-Based Compensation. As of June 30, 2006, we had 355 full time equivalent employees and operated 37 full service banking offices and three leasing offices. In 2006, we plan to open a de novo branch in Cookeville, Tennessee and expect to complete our new corporate headquarters building located at 531 Broad Street, Chattanooga, Tennessee. We anticipate completing both of these projects in the second half of 2006.

Index

Occupancy expense for the second quarter of 2006 increased by 28.5% as compared to the same period in 2005 and 25.6% on a year-to-date basis. The increase on a quarterly and year-to-date basis was due to our opening two de novo branches (both in the fourth quarter of 2005) and the five branches acquired with Jackson Bank (August 2005). As of June 30, 2006, First Security leased nine branches, three office facilities and the land for four branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Similar to occupancy expense, furniture and equipment expense and communications expense increased on a quarterly and year-to-date basis due to adding two new branches and the acquisition of Jackson Bank.

Professional fees increased 38.3% for the second quarter of 2006 as compared to the same period in 2005 and 39.1% on a year-to-date basis. Professional fees include fees related to investor relations, outsourcing internal audit, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes Oxley Act of 2002), tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties. The increase in 2006 on a quarterly and year-to-date basis, primarily relates to investor relation fees associated with being a NASDAQ listed company, internal and external audit, tax services and legal fees.

Data processing fees increased 13.7% for the second quarter of 2006 as compared to the same period in 2005 and 18.8% on a year-to-date basis. On March 10, 2006, we converted the data processing activities of Jackson Bank to our external data processing system, which is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas. The monthly fees associated with data processing are based primarily on transaction volume. Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization expense increased 103.8% in the second quarter of 2006 as compared to the same period in 2005 and 95.0% on a year-to-date basis. The increase is due to a non-compete agreement and a core deposit intangible asset, which resulted in additional expense of $201 thousand for the second quarter of 2006 and $402 thousand for the six months ended 2006. Both intangible assets are associated with the acquisition of Jackson Bank. This increase is offset by a decline in amortization expense related to core deposit assets other than Jackson Bank, as these amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.

Other expense increased 14.7% in the second quarter of 2006 as compared to the same period in 2005 and 24.7% on a year-to-date basis. The increase is primarily a function of our increased branching activities as well as the addition of Jackson Bank.

Income Taxes

We recorded income tax expense of $1.3 million for the second quarter of 2006 compared to $878 thousand for the same period in 2005. Our effective tax rate for the second quarter of 2006 was 32.3% compared to 31.7% for the same period in 2005. On a year-to-date basis, we recorded income tax expense of $2.5 million compared to $1.4 million. Our effective tax rate for the six months ended 2006 was 32.0% compared to 31.4% for the same period in 2005.

Index

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.1 billion at June 30, 2006, $1.0 billion at December 31, 2005, and $831.3 million at June 30, 2005. Our asset growth is directly related to deposit growth and the funds available to us for investment. The year-over-year increase in our consolidated assets is due to (1) our branching and deposit gathering activities, (2) our acquisition of Jackson Bank, which had approximately $186.7 million in assets on the acquisition date and (3) our public stock offering.

Throughout 2006, we expect our assets to continue to grow as we plan to further leverage our existing banking branches, build a de novo branch and actively pursue additional acquisitions of existing banks and bank branches.

Loans

Our loan demand continues to be strong. Total loans increased 6.9% (13.8% annualized) at June 30, 2006 as compared to December 31, 2005 and 28.2% as compared to June 30, 2005. The increase in loans in the first half of 2006 can be attributed to an increase in our construction and land development loans of $19.8 million, or 16.4%, an increase in commercial real estate of $12.8 million, or 8.1%, and an increase in our consumer loans of $10.6 million, or 15.5%. Loan growth was $176.2 million, or 28.2%, over the twelve-month period ended June 30, 2006, with Jackson Bank contributing approximately $104.3 million, or 59.2%, of this growth. On an organic basis, loan growth was $71.9 million, or 11.5%, year-over-year. The loan categories with the largest increases over the past twelve months were (1) residential mortgage loans, up $66.6 million, or 41.6%, to $226.8 million, most of which was acquired with Jackson Bank, (2) construction/land development loans, up $45.2 million, or 47.5%, to $140.2 million, (3) commercial real estate increased $29.5 million, or 20.9%, to $170.5 million and (4) commercial and industrial increased $18.6 million, or 20.3%, to $110.6 million.

We believe that our general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance. At June 30, 2006, our loan portfolio was 73.5% of total assets. Over the past few years, we have improved our commercial and retail underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, additional credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan losses. During 2005, we added a corporate retail officer to assist with retail related credit projects. We also recently completed comprehensive retail loan underwriting training in conjunction with the implementation of the Baker Hill software platform. We believe our implementation of the Baker Hill software will enhance our ability to produce credit risk and production management information for both the commercial and retail portfolios.

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

Index

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

Our asset quality ratios improved in the second quarter of 2006 as compared to the same period in 2005. As of June 30, 2006, our allowance for loan losses as a percentage of total loans was 1.28%, annualized net charge-offs as a percentage of average loans were 24 basis points and non-performing assets as a percentage of total assets were 34 basis points. Non-performing assets, including 90 days past due, improved to $5.7 million, or 52 basis points of total assets, from $5.8 million, or 56 basis points, and $6.7 million, or 81 basis points, as of December 31, 2005 and June 30, 2005, respectively. In the fourth quarter of 2005, we engaged a consultant to evaluate our repossessed assets. As a result of this evaluation, we incurred a $454 thousand fair value write-down on repossessions held for sale longer than 90 days at Kenesaw Leasing. We have implemented new leasing policies addressing repossessions and are also more actively marketing repossessions in order to maximize their value and minimize their carrying cost. Additionally, in April 2006, we hired an experienced special assets officer to manage our special assets, collections, recoveries, other real estate and repossessions. The focus of this new position will be to initiate a formal recovery program and improve overall past due management by centralizing our loan collection process. We have also implemented a collection and recovery management software system to strengthen our management of other real estate owned, repossessed assets, past dues loans and classified loans.

Index

The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005. The provision for loan losses of $1.1 million in the table below does not include our provision accrual for unfunded commitments of $60 thousand as of June 30, 2006. The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
	For the six months ended June 30,
	2006	2005
Allowance for loan losses -	(in thousands, except percentages)
Beginning of period	$10,121	$8,312
Provision for loan losses	1,083	1,986
Sub-total	11,204	10,298
Charged off loans:
Commercial - leases	112	575
Commercial - loans	241	305
Real estate - construction	11	31
Real estate - residential mortgage	624	132
Consumer and other	299	318
Total charged off	1,287	1,361
Recoveries of charged-off loans:
Commercial - leases	5	15
Commercial - loans	48	24
Real estate - construction	-	-
Real estate - residential mortgage	92	76
Consumer and other	143	113
Total recoveries	288	228
Net charged-off loans	999	1,133
Allowance for loan losses - end of period	$10,205	$9,165

Total loans-end of period	$800,213	$623,986
Average loans	$769,721	$611,720
Net loans charged-off to average loans, annualized	0.26%	0.37%
Provision for loan losses to average loans, annualized*	0.30%	0.65%
Allowance for loan losses as a percentage of:
Period end loans	1.28%	1.47%
Non-performing assets	277.54%	159.25%
*Provision for loan losses as reported in the consolidated income statements.

Index

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses
	As of June 30,
	2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(in thousands, except percentages)
Commercial-leases	$1,459	8.4%	$1,992	10.1%
Commercial-loans	2,302	14.8%	3,304	18.9%
Real estate-construction	830	17.1%	503	15.1%
Real estate-mortgage	4,082	50.8%	1,997	45.1%
Consumer	885	8.6%	894	10.5%
Unallocated	647	0.3%	475	0.3%
Total	$10,205	100.0%	$9,165	100.0%

We believe that the allowance for loan losses at June 30, 2006 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool. See “Provision for Loan Losses” for a description of our methodology for determining the adequacy of the allowance for loan losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $696 thousand at June 30, 2006, $1.3 million at December 31, 2005, and $1.2 million at June 30, 2005. The nonaccrual loans at June 30, 2006 included $49 thousand of commercial loans, $18 thousand of consumer loans and $629 thousand of real-estate secured loans. There are no commitments to lend additional funds to customers with loans on non-accrual status at June 30, 2006.

Loans 90 days past due and still accruing were $2.0 million at June 30, 2006, compared to $1.0 million at December 31, 2005 and $966 thousand at June 30, 2005. Of these past due loans at June 30, 2006, $1.2 million were secured by real estate, $32 thousand were commercial loans, $75 thousand were consumer loans and $709 thousand were leases.

At June 30, 2006 we owned other real estate in the amount of $2.0 million, which consisted of $1.2 million in construction/land development property, $205 thousand in residential real estate and $532 thousand in non-farm/nonresidential property. All of these properties have been written down to their respective fair values.

Index

At June 30, 2006, we owned repossessed assets, which have been written down to their fair values, in the amount of $995 thousand, compared to $1.9 million at December 31, 2005 and $2.7 million at June 30, 2005.

Nonperforming assets for the second quarter of 2006 were $3.7 million compared to $4.8 million at December 31, 2005 and $5.8 million at June 30, 2005. The decline in our non-performing assets over the past twelve months reflects our enhanced processes, controls and policies. At June 30, 2006, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.34% of total outstanding loans compared to 0.49% for our peer group. The ratio of nonperforming loans to the allowance for loan losses was 26.53% compared to 40.25% for our peer group. The ratio of nonperforming loans to equity capital was 1.96% compared to 3.50% for our peer group. The ratio of nonperforming loans and other real estate owned to total loans and other real estate owned was 0.59% compared to 0.55% for our peer group.

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

Securities totaled $155.4 million at June 30, 2006, $156.0 million at December 31, 2005 and $112.9 million at June 30, 2005. The growth in the securities portfolio year-over-year occurred as a result of our acquisition of Jackson Bank and our efforts to maintain a certain level of liquid assets in correlation to our overall asset growth. At June 30, 2006, the securities portfolio had unrealized net losses of approximately $3.0 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2006 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs). The following table provides the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF INVESTMENT SECURITIES - AMORTIZED COST
	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years
	(in thousands, except percentages)
Municipal-tax exempt	$817	$6,016	$22,432	$13,955
Agency bonds	1,659	39,505	-	-
Agency issued REMICs	1,383	34,257	-	-
Agency issued pools	258	28,451	1,964	1,098
Asset backed & CMOs	-	4,141	2,998	-
Other	-	-	-	1,000
Total	$4,117	$112,370	$27,394	$16,053
Tax Equivalent Yield	4.29%	4.51%	5.51%	5.99%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of June 30, 2006, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the second quarter ended 2006, the amortized cost and market value of the securities from each such issuer are as follows:

Index

	Book Value	Market Value
	(in thousands)
Fannie Mae	$34,987	$33,796
FHLMC*	$60,821	$58,845

* Federal Home Loan Mortgage Corporation

At June 30, 2006 we held no federal funds sold compared to $17.8 million at December 31, 2005 and $9.7 million at June 30, 2005. The decrease in federal funds sold is the result of strong loan demand and our efforts to invest a portion of these federal funds into liquid investment securities and loans to improve our average yield on earning assets.

As of June 30, 2006, we held $198 thousand in certificates of deposit at other FDIC insured financial institutions. At June 30, 2006, we held $21.9 million in bank-owned life insurance, $3.3 million of which was assumed through our acquisition of Jackson Bank, compared to $21.4 million at December 31, 2005 and $17.7 million at June 30, 2005.

Deposits and Other Borrowings

As of June 30, 2006, deposits increased by 5.3% (10.6% annualized) from December 31, 2005 and by 28.2% from June 30, 2005. Year-over-year increases were due to (1) our acquisition of Jackson Bank which contributed $140.2 million, (2) our sales team drawing customers away from other financial institutions and (3) our branching efforts. Excluding the changes in brokered CDs and our acquisition of Jackson Bank, our year-over-year organic growth rate of deposits was 10.9%. On a year-to-date basis, the fastest growing sector of our core deposit base was noninterest bearing demand deposits which grew 16.2% (32.4% annualized) and outpaced our total deposit growth. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000. We consider our retail CDs to be a stable source of funding because they are in-market, relationship oriented deposits. Core deposit growth is an important tenant to our business strategy. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2006 we plan to build a de novo branch in Cookeville, Tennessee. As a result of this future branch and branches opened in recent periods, we anticipate that our deposits will continue to increase throughout 2006.

Federal funds purchased and securities sold under agreements to repurchase were $21.9 million as of June 30, 2006, compared to $16.9 million and $18.4 million as of December 31, 2005 and June 30, 2005 respectively. The increase in federal funds purchased and repurchase agreements has been used as a source to fund the growth in our loan portfolio.

Index

The following table details the maturities and rates of the term borrowings from the Federal Home Loan Bank of Cincinnati as of June 30, 2006.

Date	Type	Principal	Term	Rate	Maturity
12/4/2003*	Fixed rate advance	$2,666,000	48 months	3.17%	12/4/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	12/5/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	12/6/09
6/18/1996*	Variable rate advance	1,961	180 months	7.70%	7/1/11
9/16/1996*	Variable rate advance	3,664	180 months	7.50%	10/1/11
9/9/1997*	Variable rate advance	4,466	180 months	7.05%	10/1/12
		$8,010,091

Aggregate composite rate	3.54%
48 month composite rate	3.54%
180 month composite rate	7.34%

* Assumed as part of the acquisition of Jackson Bank.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $656 thousand as of June 30, 2006, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At June 30, 2006, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 21.2% (excluding anticipated loan repayments). As of December 31, 2005 and June 30, 2005, the liquidity ratios were 22.0% and 18.4% respectively.

FSGBank is a member of the Federal Home Loan Bank of Cincinnati and has attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as the commercial real estate loan portfolio. As of June 30, 2006, the outstanding term debt in FHLB borrowings was $8.0 million. FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of June 30, 2006 our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $76.9 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral files have exceptions.

Index

FSGBank also had unsecured federal funds lines in the aggregate amount of $93.9 million at June 30, 2006 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter end, we had $7.7 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business. During 2004, FSGBank entered the brokered deposits market as a source of funding, generating approximately $65 million in new monies in order to fund additional interest earning assets, specifically the acquisition of Kenesaw Leasing and J&S Leasing. As of June 30, 2006 FSGBank had $86.7 million in brokered CDs outstanding with a weighted average remaining life of approximately 14 months, a weighted average coupon rate of 4.07% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.32%. Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable. We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $325.2 million at June 30, 2006. The following table illustrates our significant contractual obligations at June 30, 2006 by future payment period.

CONTRACTUAL OBLIGATIONS

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$514,432	$384,814	$115,612	$14,006	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	21,856	21,856	-	-	-
FHLB borrowings	(3)	8,010	-	5,333	2,667	10
Operating lease obligations	(4)	6,045	911	1,708	1,372	2,054
Note payable	(5)	134	12	26	30	66
Total		$550,477	$407,593	$122,679	$18,075	$2,130
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

Net cash provided by operations during the first half of 2006 totaled $13.8 million compared to $8.1 million for the same period in 2005. The change can be attributed to an increase in earnings combined with an increase in loans held for sale. Net cash used in investing activities increased to $63.1 million as compared to $53.4 million primarily due the increase in our loan portfolio combined with capital expenditures associated with the construction of our new corporate headquarters. Net cash provided by financing activities decreased to $44.2 million compared to $60.8 million in 2005. The decrease is primarily due to a reduction in brokered CDs combined with an increase in federal funds purchased and the initiation of our share repurchase program, which was approved by the Board of Directors in October 2005 and completed in July 2006.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2006 and 2005 was as follows:

	As of June 30,
	2006	2005
	(in thousands)
Commitments to Extend Credit	$325,244	$198,396
Standby Letters of Credit	$14,305	$10,957

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

	Well Capitalized	Adequately Capitalized	First Security	FSGBank

June 30, 2006
Tier I capital to risk adjusted assets	6.0%	4.0%	12.1%	10.8%
Total capital to risk adjusted assets	10.0%	8.0%	13.3%	11.9%
Leverage ratio	5.0%	4.0%	10.5%	9.4%

December 31, 2005
Tier I capital to risk adjusted assets	6.0%	4.0%	12.0%	10.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	11.2%
Leverage ratio	5.0%	4.0%	10.6%	8.9%

June 30, 2005
Tier I capital to risk adjusted assets	6.0%	4.0%	10.5%	9.4%
Total capital to risk adjusted assets	10.0%	8.0%	11.7%	10.6%
Leverage ratio	5.0%	4.0%	9.3%	8.3%

Index

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. In the first six months of 2006, we paid total cash dividends of $0.05 per share or $880 thousand. On July 26, 2006 the Board of Directors approved the third quarter cash dividend of $0.025 per share payable on September 18, 2006 to shareholders of record on September 1, 2006.

On October 26, 2005, our Board of Directors also authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions. On July 20, 2006, we completed the share repurchase program with 500,000 shares at an average purchase price of $10.80 per share. All 500,000 shares are now owned by our ESOP and will be used for our 401(k) match as well as incentive driven ESOP profit sharing opportunities.

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

Index

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of June 30, 2006, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $1.5 million or 6.46%, as a result of a 200 basis point decline in rates. The model also predicts a $1.8 million increase in net interest income, or 7.49% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of June 30, 2006. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

	INTEREST RATE RISK INCOME SENSITIVITY SUMMARY
	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)
Net interest income	$22,389	$23,934	$25,726
$ change net interest income	(1,545)	-	1,792
% change net interest income	-6.46%	0.00%	7.49%

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

There have been no significant changes in our internal control over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

As discussed in Management’s Report on Internal Controls over Financial Reporting in the Annual Report on Form 10-K for the year ended December 31, 2005, the Company elected to exclude from the scope of its assessment of internal control over financial reporting as of December 31, 2005, Jackson Bank which was acquired by First Security in a purchase business combination that was completed on August 31, 2005, and was integrated into our existing internal controls over financial reporting via a data conversion which occurred on March 10, 2006. Based on internal audits performed throughout the first half of 2006, we are not aware of any facts that lead us to believe the data conversion of Jackson Bank constituted individually or collectively, a material weakness in our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	23,900	$10.92	23,900	174,353
May 1, 2006 - May 31, 2006	1,300	$11.12	1,300	173,053
June 1, 2006 - June 30, 2006	121,000	$12.00	121,000	52,053
Total	146,200		146,200

On October 26, 2005, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions; as of July 20, 2006, we had repurchased all 500,000 shares at a total average purchase price of $10.80 per share. The majority of the stock was purchased directly by our ESOP, although a portion was purchased on the ESOP’s behalf by us. On July 20, 2006, we sold all 170,147 shares purchased to the ESOP for $11.03 per share in a private sale under Section 4(2) of the Securities Act of 1933, as amended; this transaction resulted in a net increase to stockholders’ equity of approximately $163 thousand. We originally purchased the 170,147 shares at an average price of $10.07 per share.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 23, 2006, where the following seven directors were elected: Rodger B. Holley, J. C. Harold Anders, Carol H. Jackson, Ralph L. Kendall, William B. Kilbride, D. Ray Marler and Lloyd L. Montgomery, III. There were no broker non-votes. The votes were as follows:

	For	Withheld
Rodger B. Holley	12,155,979	1,247,462
J. C. Harold Anders	12,233,979	1,169,462
Carol H. Jackson	12,241,789	1,161,652
Ralph L. Kendall	12,033,083	1,370,358
William B. Kilbride	12,234,229	1,169,212
D. Ray Marler	12,322,733	1,080,708
Lloyd L. Montgomery, III	12,233,985	1,169,456

Index

The second matter put to a vote at the Annual Meeting was ratification of the appointment of Joseph Decosimo and Company, PLLC, as our independent auditors for the fiscal year ending December 31, 2006. 12,916,338 votes were received in favor of this proposal, with 366,514 votes against. There were 120,589 abstentions and broker-non votes.

ITEM 5.	OTHER MATTERS

On July 26, 2006, our Board of Directors.elected Randall (“Randy”) L. Gibson to serve on the Board of Directors of First Security and FSGBank, N.A.

Mr. Gibson was not selected to serve as a director based on any arrangement or understanding between Mr. Gibson and any other persons. At this time, it has not been determined which committees, if any, of First Security or FSGBank that Mr. Gibson will be asked to serve on.

Mr. Gibson has previously engaged in banking transactions with us in the ordinary course of business. Each such transaction was on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and were not expected to involve more than the normal risk of collectibility or present other unfavorable features to us. We expect we will continue to engage in similar banking transactions in the ordinary course of business in the future.

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

FIRST SECURITY GROUP, INC.
(Registrant)

August 9, 2006	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer & President

August 9, 2006	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President