Form 10-Q
period 2006-09-30
FIRST SECURITY GROUP INC/TN
filed 2006-11-09
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Common Stock, $0.01 par value:
17,746,278 shares outstanding and issued as of November 2, 2006

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005	September 30, 2005
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$25,500	$23,917	$23,743
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	17,835	48,800
Cash and Cash Equivalents	25,500	41,752	72,543
Interest Bearing Deposits in Banks	2,888	1,153	9,090
Securities Available For Sale	159,727	155,993	148,132
Loans Held for Sale	5,125	4,244	6,597
Loans	820,620	744,415	735,653
Total Loans	825,745	748,659	742,250
Less: Allowance for Loan Losses	9,862	10,121	10,519
	815,883	738,538	731,731
Premises and Equipment, net	33,939	31,604	30,698
Goodwill	27,156	27,032	24,314
Intangible Assets	4,441	5,431	5,712
Other Assets	40,531	39,189	39,779
TOTAL ASSETS	$1,110,065	$1,040,692	$1,061,999

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005	September 30, 2005
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$176,544	$153,278	$160,844
Interest Bearing Demand	66,541	75,123	77,557
	243,085	228,401	238,401
Savings and Money Market Accounts	137,859	152,901	158,186
Time Deposits:
Certificates of Deposit of $100 thousand or more	193,758	156,134	140,269
Certificates of Deposit of less than $100 thousand	251,939	234,501	224,892
Brokered Certificates of Deposit	86,944	89,570	92,328
	532,641	480,205	457,489
Total Deposits	913,585	861,507	854,076
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	30,377	16,894	18,797
Security Deposits	4,170	4,094	3,738
Other Borrowings	8,141	10,150	13,153
Other Liabilities	12,248	9,658	34,191
Total Liabilities	968,521	902,303	923,955
STOCKHOLDERS’ EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized as of September 30, 2006; 20,000,000 shares authorized as of December 31, 2005 and September 30, 2005;
17,746,278 issued as of September 30, 2006; 17,653,833 issued as of December 31, 2005;
17,600,960 issued as of September 30, 2005	123	122	122
Paid-In Surplus	124,097	122,545	122,877
Unallocated ESOP Shares	(5,562)	(91)	-
Retained Earnings	24,264	17,392	15,571
Accumulated Other Comprehensive Loss	(1,378)	(1,579)	(526)
Total Stockholders’ Equity	141,544	138,389	138,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,110,065	$1,040,692	$1,061,999

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$17,611	$13,117	$50,002	$35,796
Debt securities -taxable	1,330	914	3,920	2,509
Debt securities -non-taxable	397	302	1,166	796
Other	46	243	258	337
Total Interest Income	19,384	14,576	55,346	39,438

INTEREST EXPENSE
Interest Bearing Demand Deposits	142	123	464	276
Savings Deposits and Money Market Accounts	759	511	2,111	1,441
Certificates of Deposit of $100 thousand or more	2,276	1,081	5,870	2,716
Certificates of Deposit of less than $100 thousand	2,742	1,471	7,378	3,659
Brokered Certificates of Deposit	936	862	2,690	2,146
Other	373	137	743	368
Total Interest Expense	7,228	4,185	19,256	10,606

NET INTEREST INCOME	12,156	10,391	36.090	28,832
Provision for Loan Losses	600	693	1.743	2,679
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,556	9,698	34,347	26,153

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,229	1,113	3,594	2,979
Other	1,547	1,275	4,284	3,504
Total Noninterest Income	2,776	2,388	7,878	6,483

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,654	5,100	16,769	14,262
Expense on Premises and Fixed Assets, net of rental income	1,655	1,449	5,045	4,096
Other	2,722	2,605	8,332	6,974
Total Noninterest Expenses	10,031	9,154	30,146	25,332

INCOME BEFORE INCOME TAX PROVISION	4,301	2,932	12,079	7,304
Income Tax Provision	1,395	1,009	3,883	2,380
NET INCOME BEFORE EXTRAORDINARY ITEM	2,906	1,923	8,196	4,924
Extraordinary Gain on Business Combination, net of tax	-	2,385	-	2,385
NET INCOME	$2,906	$4,308	$8,196	$7,309

PER SHARE DATA:
Net Income Per Share Before Extraordinary Item - basic	$0.17	$0.13	$0.47	$0.36
Extraordinary Item - basic	$-	$0.15	$-	$0.18
Net Income Per Share - basic	$0.17	$0.28	$0.47	$0.54
Net Income Per Share Before Extraordinary Item - diluted	$0.16	$0.12	$0.46	$0.35
Extraordinary Item - diluted	$-	$0.16	$-	$0.18
Net Income Per Share - diluted	$0.16	$0.28	$0.46	$0.53
Dividends Declared Per Common Share	$0.03	$-	$0.08	$-

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Loss	ESOP Shares	Total
Balance - December 31, 2005	17,654	$122	$122,545	$17,392	$(1,579)	$(91)	$138,389
Issuance of Stock	35		255			(5,471)	(5,216)
Issuance of Stock to ESOP (170,147 shares)	170	1	1,876				1,877
Comprehensive income -
Net Income (unaudited)				8,196			8,196
Change in Net Unrealized
Loss on Securities Available
for Sale, net of tax (unaudited)					201		201
Dividends Paid ($0.025 per share)				(1,324)			(1,324)
Stock-based Compensation			437				437
Forfeited non-vested restricted stock	(26)		(99)				(99)
Repurchase and Retirement of
Common Stock (87,420 shares)	(87)		(917)				(917)
Balance - September 30, 2006 (unaudited)	17,746	$123	$124,097	$24,264	$(1,378)	$(5,562)	$141,544

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,196	$7,309
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities -
Provided by (Used In) Operating Activities -
Provision for Loan Losses	1,743	2,679
Write-down of License Agreement	-	308
Amortization, net	1,182	804
Stock-Based Compensation	338	-
Depreciation	1,856	1,506
(Loss) Gain on Sale of Premises and Equipment	(65)	5
(Loss) Gain on Sale of Other Real Estate and Repossessions, net	(30)	14
Write-down of Other Real Estate and Repossessions	343	103
Accretion of Fair Value Adjustment, net	(680)	-
Changes in Operating Assets and Liabilities -
Loans Held for Sale	881
Interest Receivable	(191)	(1,235)
Other Assets	(630)	(1,226)
Interest Payable	2,008	1,725
Other Liabilities	555	23,266
Net Cash Provided by Operating Activities	15,506	35,258

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(1,735)	(7,874)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	13,186	40,771
Purchases	(16,808)	(37,779)
Loan Originations and Principal Collections, net	(82,337)	(48,767)
Purchase of Bank-Owned Life Insurance	-	(17,250)
Proceeds from Sale of Premises and Equipment	723	-
Proceeds from Sales of Other Real Estate and Repossessions	2,328	4,161
Additions to Premises and Equipment	(4,933)	(635)
Acquisition of Business, net of cash acquired	-	(22,578)
Capital Improvements to Repossessions	(233)	(304)
Net Cash Used in Investing Activities	(89,809)	(90,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	52,157	73,141
Net Increase (Decrease) in Federal Funds Purchased and
Securities Sold Under Agreements to Repurchase	13,483	(4,458)
Repayments of Other Borrowings	(2,009)	(2,008)
Proceeds from Issuance of Common Stock	-	44,734
Proceeds from Issuance of Common Stock under Stock Option Plan	255	196
Repurchase and Retirement of Common Stock	(917)	-
Purchase of ESOP Shares	(5,471)	-
Proceeds from Sale of Stock to ESOP	1,877	-
Dividends Paid on Common Stock	(1,324)	-
Net Cash Provided by Financing Activities	58,051	111,605
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,252)	56,608
CASH AND CASH EQUIVALENTS - beginning of period	41,752	15,935
CASH AND CASH EQUIVALENTS - end of period	$25,500	$72,543

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Nine Months Ended September 30,
(in thousands)	2006	2005
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in Unrealized Appreciation (Depreciation) of Securities, net of Deferred Taxes of $103 for 2006 and $(328) for 2005	$201	$(640)
Foreclosed Properties and Repossessions	$3,472	$3,143
Purchase Accounting Adjustment to Goodwill	$84	$-
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$17,248	$8,881
Income Taxes Paid	$4,800	$4,302
ACQUISITIONS
Assets (Non-cash) Acquired in Business Combination	$-	$185,648
Liabilities Assumed in Business Combination	$-	$152,371

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three and nine month periods ended September 30, 2006 and 2005, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$2,906	$4,308	$8,196	$7,309
Unrealized gain (loss) on securities, net of tax	1,643	(225)	201	(640)
Comprehensive income, net of tax	$4,549	$4,083	$8,397	$6,669

Index

NOTE C - EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$2,906	$4,308	$8,196	$7,309
Denominator:
Weighted average common shares outstanding	17,218	15,353	17,349	13,612
Equivalent shares issuable upon exercise of stock options	411	308	392	287
Diluted shares	17,629	15,661	17,741	13,899
Net income per share:
Basic	$0.17	$0.28	$0.47	$0.54
Diluted shares	$0.16	$0.28	$0.46	$0.53

NOTE D - STOCK-BASED COMPENSATION

As of September 30, 2006, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 annual meeting to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand shares. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 768 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years (with the exception of a restricted stock grant as described below) from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

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

Index

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

Under the modified prospective approach, SFAS No. 123 (R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

For the three and nine months ended September 30, 2006, the Company recorded compensation expense related to stock options that reduced income before taxes by $98 thousand and $298 thousand and net income by $61 thousand and $185 thousand, respectively. Basic net income per share was not impacted for the three months ended September 30, 2006. Basic net income per share was reduced by $0.01 for the nine months ended September 30, 2006. Diluted net income per share was reduced by $0.01 for the three and nine months ended September 30, 2006.

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company. Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b). As of September 30, 2006, the Company had not received tax deductions related to nonqualified stock options granted.

Net cash proceeds received from the exercise of options were $255 thousand for the nine months ended September 30, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 (R) for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended	Nine Months Ended
	September 30, 2005
	(in thousands, except per share data)
Net income, as reported	$4,308	$7,309
Compensation expense, net of tax	(73)	(218)
Pro forma net income	$4,235	$7,091
Basic net income per share:
As reported	$0.28	$0.54
Pro forma	$0.28	$0.52
Diluted net income per share:
As reported	$0.28	$0.53
Pro forma	$0.27	$0.51

Index

Stock Options

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below. Expected volatility is based on the implied volatility of the Company’s stock price. The Company uses historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below provides the assumptions used to determine the fair value of stock option grants during the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Dividend yield	0.90%	1.00%
Expected volatility	17.14%	13.00%
Risk-free interest rate	4.94%	4.08%
Expected life of options (in years)	6.5	7.0

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2006 was $3.22 and $2.98, respectively, compared to $2.26 for both the comparable periods in 2005. At September 30, 2006, there was $602 thousand of unrecognized compensation expense related to share-based payments, which are expected to be recognized over a weighted average period of 2.17 years.

The following table represents stock option activity for the period ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, beginning of period	1,164	$7.35
Granted	65	11.05
Exercised	(36)	7.14
Forfeited	(41)	8.71
Outstanding, end of period	1,152	$7.52	6.74
Options exercisable, end of period	814	$6.63	5.79

As of September 30, 2006, shares available for future option grants to employees and directors under existing plans were 26 thousand shares and 215 thousand shares for the 1999 LTIP and 2002 LTIP, respectively. At September 30, 2006 the aggregate intrinsic value of options outstanding was $4.6 million and the aggregate intrinsic value of options exercisable was $4.0 million. Total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $74 thousand and $150 thousand, respectively, and $0 thousand and $92 thousand for the comparable periods in 2005.

Index

The following table summarizes nonvested stock option activity for the period ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Nonvested, beginning of period	457	$8.66
Granted	65	11.05
Vested	(149)	7.42
Forfeited	(35)	8.91
Nonvested, end of period	338	$9.64

Restricted Stock

The plans described above allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The share-based expense for these awards was determined based on the market price of the Company’s stock at the grant date applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. As of September 30, 2006, the Company had unearned stock-based compensation of $179 thousand associated with these awards. For the three and nine months ended September 30, 2006, the Company recognized $31 thousand and $40 thousand of compensation expense, net of forfeitures, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The Company granted 44,124 shares in a restricted stock award during the third quarter of 2005, of which 30,624 had been forfeited as of September 30, 2006.

As of September 30, 2006, the Company had restricted stock awards outstanding of 31,500 shares. Of the total shares outstanding, 13,500 shares allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant. The remaining 18,000 shares awarded cliff vest 26 months from the date of grant as provided for in the award agreement. The Company did not grant any restricted stock during the first three quarters of 2006.

NOTE E - GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at September 30, 2006, December 31, 2005, and September 30, 2005 was $14.9 million, $12.7 million and $12.2 million, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral, if any, the Company obtains on an extension of credit is based on the Company’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Index

NOTE F - STOCKHOLDER’S EQUITY

On July 20, 2006, the Company completed its share repurchase program with the repurchase of 500,000 shares at an average price of $10.80. The majority of the stock (329,853 shares) was purchased directly by the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (ESOP), and the balance (170,147 shares) was purchased by the Company. On July 20, the Company sold all 170,147 shares purchased to the ESOP for $11.03 per share in a private sale under Section 4(2) of the Securities Act of 1933, as amended; this transaction resulted in a net increase to stockholders’ equity of approximately $163 thousand. The Company originally purchased the 170,147 shares at an average price of $10.07 per share. Following this transaction, the ESOP owns 500,000 shares which will be used to match employee 401(k) contributions as well as incentive driven ESOP profit sharing opportunities.

On September 18, 2006, the Company paid its third quarter cash dividend of $0.025 per share or $439 thousand to shareholders of record on September 1, 2006. On October 25, 2006 the Board of Directors approved the fourth quarter cash dividend of $0.05 per share payable on December 18, 2006 to shareholders of record on December 1, 2006.

On October 27, 2005, the Company’s shareholders approved an amendment, as proposed by the Board of Directors, to its articles of incorporation to increase the number of authorized shares of common stock from 20 million to 50 million. Amended and restated articles were filed with the Tennessee Secretary of State to effect this change on March 7, 2006.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes this Statement will not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date is for fiscal years beginning after December 15, 2006. The Company believes this Interpretation will not have a material impact on the Company’s consolidated financial statements.

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

Index

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS No. 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

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

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Security to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future.

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

THIRD QUARTER 2006 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three and nine month periods ended September 30, 2006 and 2005. Such discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

As of September 30, 2006, we had total consolidated assets of $1.1 billion, total loans of $825.7 million, total deposits of $913.6 million and stockholders’ equity of $141.5 million.

Net income for the three months ended September 30, 2006, was $2.9 million, or $0.17 and $0.16 per basic and diluted share, respectively, compared to net income of $4.3 million, or $0.28 per share (basic and diluted) for the comparative period of 2005. Net income for the nine months ended September 30, 2006, was $8.2 million, or $0.47 and $0.46 per basic and diluted share, respectively, compared to net income of $7.3 million, or $0.54 and $0.53 per share basic and diluted, respectively, for the comparative period of 2005. Net income on a quarterly and year-to-date basis in 2005 reflects the recognition of an extraordinary gain of $2.4 million (net of tax). The gain contributed $0.15 and $0.16 per basic and diluted share, respectively, for the third quarter and $0.18 per share (basic and diluted) on a year-to-date basis for 2005. Excluding the gain, earnings per share increased 30.8% and 33.3%, basic and diluted, respectively, for the quarter and 30.6% and 31.4%, basic and diluted, respectively, on a year-to-date basis.

Index

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

Net interest income and noninterest income for the nine month period increased $7.3 million and $1.4 million, respectively, while noninterest expense, including the provision for loan losses, increased by $3.9 million as compared to the same period in 2005. Income increases outpaced expense increases as a result of the additional earning assets purchased through our acquisition of Jackson Bank & Trust (Jackson Bank) and gathered through our branching activity during 2005 and the first three quarters of 2006.

Our efficiency ratio improved in the third quarter of 2006 to 67.2% as compared to 71.6% in the same period of 2005. We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses. In the second half of 2005, we opened two de novo branches in Cleveland, Tennessee and Varnell, Georgia. During the first quarter of 2006, we purchased a plot of land located in the greater Cookeville, Tennessee vicinity at 614 West Main Street, Algood, Putnam County, Tennessee where we intend to build a banking facility in 2007. In addition, we expect the completion of our corporate headquarters in downtown Chattanooga, Tennessee in the fourth quarter of 2006.

Net interest margin in the third quarter of 2006 was 5.05% or 6 basis points lower than the prior year period of 5.11%. The third quarter of 2006 is our eighth consecutive quarter with a net interest margin greater than 5.00%.

On July 20, 2006, we completed our share repurchase program with the repurchase of 500,000 shares at an average price of $10.80. The majority of the stock (329,853 shares) was purchased directly by our ESOP, although a portion (170,147 shares) was purchased by the Company. On July 20, the Company sold all 170,147 shares purchased to the ESOP for $11.03 per share in a private sale under Section 4(2) of the Securities Act of 1933, as amended; this transaction resulted in a net increase to stockholders’ equity of approximately $163 thousand. The Company originally purchased the 170,147 shares at an average price of $10.07 per share. Following this transaction, the ESOP owns 500,000 shares which will be used to match employee 401(k) contributions as well as incentive driven ESOP profit sharing opportunities.

On October 25, 2006 the Board of Directors approved the fourth quarter cash dividend of $0.05 per share payable on December 18, 2006 to shareholders of record on December 1, 2006. The dividend per share doubles previous quarterly dividends of $0.025 per share. The increase is a result of our continued growth in net income and provides an increased return to shareholders.

RESULTS OF OPERATIONS

We reported net income for the three and nine month periods ended September 30, 2006 of $2.9 million and $8.2 million versus net income for the same periods in 2005 of $4.3 million and $7.3 million, respectively. In the third quarter of 2006, basic and diluted net income per share was $0.17 and $0.16 on approximately 17.2 million and 17.6 million weighted average shares outstanding, respectively. On a year-to-date basis, basic and diluted net income per share was $0.47 and $0.46 on approximately 17.3 million and 17.7 million weighted average shares outstanding, respectively.

Excluding the 2005 extraordinary item, net income on a quarterly and year-to-date basis in 2006 was above the 2005 level as a result of the acquisition of Jackson Bank on August 31, 2005 combined with our organic growth. Our overhead also increased in 2006 because of our acquisition and the addition of two new full service bank branches. As of September 30, 2006 we had 37 banking offices, including the headquarters, two leasing offices and 360 full time equivalent employees. Although, we expect to continue to expand our branch network and our employee force in 2006, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs and occupancy, salaries and benefits expenses) before earnings.

Index

    The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005.

	For the Three Months Ended	Change from the Prior Year		For the Nine Months Ended	Change from the Prior Year
	September 30, 2006	Amount	%	September 30, 2006	Amount	%
	(in thousands, except percentages)

Gross interest income	$19,384	$4,808	33.0%	$55,346	$15,908	40.3%
Gross interest expense	7,228	3,043	72.7%	19,256	8,650	81.6%
Net interest income	12,156	1,765	17.0%	36,090	7,258	25.2%
Provision for loan losses	600	(93)	-13.4%	1,743	(936)	-34.9%
Net interest income after provision for loan losses	11,556	1,858	19.2%	34,347	8,194	31.3%
Noninterest income	2,776	388	16.3%	7,878	1,395	21.5%
Noninterest expense	10,031	877	9.6%	30,146	4,814	19.0%
Income before income taxes	4,301	1,369	46.7%	12,079	4,775	65.4%
Income tax provision	1,395	386	38.3%	3,883	1,503	63.2%
Income before extraordinary item	2,906	983	51.1%	8,196	3,272	66.5%
Extraordinary gain on business combination, net of tax	-	(2,385)	-100.0%	-	(2,385)	-100.0%
Net income	$2,906	$(1,402)	-32.5%	$8,196	$87	12.1%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended September 30, 2006, net interest income increased by $1.8 million, or 17.0%, to $12.2 million for the third quarter of 2006 compared to $10.4 million for the same period in 2005. For the nine months ended September 30, 2006, net interest income increased by $7.3 million, or 25.2%, to $36.1 million for the period ended September 30, 2006 compared to $28.8 million for the same period in 2005.

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

Interest income for the third quarter of 2006 was $19.4 million, a 33.0% increase as compared to the same period in 2005. Interest income for the nine month period ended September 30, 2006 was $55.3 million, a 40.3% increase as compared to the same period in 2005. The increase in interest income on a quarter and year-to-date basis is due to increases in the average balance of earning assets and increasing yields. For the three months ended September 30, 2006, average earning assets increased $152.5 million, or 18.6% to $974.0 million compared to $821.5 million for the same period in 2005. On a year-to-date basis, average earning assets increased $191.0 million, or 25.2% to $949.1 million compared to $758.1 million for the same period in 2005. Our earning assets increased in the third quarter of 2006 on a comparative basis due to the deposit gathering activities of FSGBank, the acquisition of Jackson Bank and the use of the proceeds from our initial public offering. Deposits raised and proceeds from our public offering were used to fund or acquire earning assets, including our acquisition of Jackson Bank on August 31, 2005. These additional earning assets have enabled us to earn more interest income.

Index

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets. The tax equivalent yield on earning assets increased 86 basis points for the quarter ended September 30, 2006 to 7.99% from 7.13% for the same period in 2005. On a year-to-date basis, the tax equivalent yield on earning assets increased 86 basis points to 7.90% compared to 7.04% for the same period in 2005. The changes in the yield relate to our changing the mix of earning assets and the Federal Reserve Board changing the target federal funds rate and discount rate.

Total interest expense was $7.2 million in the third quarter of 2006, or 72.7% higher, as compared to the same period in 2005. Year-to-date interest expense was $19.3 million, or 81.6% higher, as compared to the same period in 2005. The increase in interest expense on a quarterly and year-to-date basis in 2006 is primarily due to the additional volume of interest bearing liabilities combined with rising interest rates. Average interest bearing liabilities increased $136.4 million, or 21.4% and $158.9 million, or 26.6% for the three and nine months ended September 30, 2006, respectively, compared to the same period in 2005. The year-over-year significant increase in interest bearing liabilities was due to our market penetration, the acquisition of Jackson Bank and the issuance of brokered CDs. We primarily use brokered CDs to match fund our leasing portfolio. Total deposits grew $59.5 million, or 7.0% to $913.6 million for the period ended September 30, 2006 compared to the same period in 2005. The average rate paid on interest bearing liabilities increased 110 basis points to 3.70% from 2.60% for the quarter ended September 30, 2006 and 2005, respectively and 103 basis points to 3.40% from 2.37% for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily due to the Federal Reserve rate increase initiative.

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

Our net interest rate spread (on a tax equivalent basis) was 4.29% for the quarter ended September 30, 2006 compared to 4.53% for the same period in 2005. Net interest margin (on a tax equivalent basis) was 5.05% for the quarter ended September 30, 2006 compared to 5.11% for the same period in 2005. On a year-to-date basis, our net interest spread and net interest margin were 4.49% and 5.18% for the period ended September 30, 2006, compared to 4.67% and 5.17% for the same period in 2005, respectively. The net interest spread for the quarter and year-to-date basis decreased as the average rate on interest bearing liabilities increased at a faster rate than the yield on earning assets. The greater increase in rates for deposits is primarily due to (1) competitive pricing pressure, (2) the Federal Reserve rate increase initiative and the current flat to inverted yield curve and (3) a shift in consumer behavior to higher rate time deposits. Our rising cost of funding is also the primary reason for the decrease in the net interest margin for the third quarter of 2006 as compared to the same period in 2005. The net interest margin on a year-to-date basis remained steady with a 1 basis point increase to 5.18 for the period ended September 30, 2006. Noninterest bearing funding sources contributed 69 basis points to the spread for the nine month period ending September 30, 2006, as compared to 50 basis points in the comparable period in 2005. Average noninterest bearing demand deposits increased $31.3 million or 24.7% to $157.7 million from $126.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Average interest bearing liabilities as a percentage of average earning assets was 79.5% for the quarter ended September 30, 2006 compared to 77.7% for the same period in 2005. On a year-to-date basis, average interest bearing liabilities as a percentage of average earning assets was 79.7% for the period ended September 30, 2006 compared to 78.8% for the same period in 2005. Average noninterest bearing funding sources as a percentage of average earning assets was 16.9% and 16.6% for the quarter and year-to-date periods ended September 30, 2006 compared to 16.8% and 16.7% for the same periods in 2005.

Through November 9, 2006, the Federal Reserve has raised the target federal funds rate by 100 basis points to 5.25% from the 4.25% rate as of January 1, 2006. Throughout the remainder of 2006, we believe our net interest margin will remain steady or decrease depending on the competitive deposit pricing pressure in our market and Federal Reserve target rate decreases, if any.

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended September 30, 2006 and 2005.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Three Months Ended September 30,

	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$812,611	$17,617	8.60%	$668,040	$13,119	7.79%
Debt securities - taxable	114,868	1,354	4.68%	92,245	931	4.00%
Debt securities - non-taxable	42,654	609	5.66%	33,600	463	5.47%
Other earning assets	3,817	46	4.78%	27,595	243	3.49%
Total earning assets	973,950	19,626	7.99%	821,480	14,756	7.13%
Allowance for loan losses	(10,392)			(9,730)
Intangible assets	31,635			20,113
Cash & due from banks	26,446			22,501
Premises & equipment	33,124			27,346
Other assets	39,711			33,355
TOTAL ASSETS	$1,094,474			$915,065

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	$68,304	142	0.82%	$65,783	123	0.74%
Money market accounts	105,378	687	2.59%	105,545	464	1.74%
Savings deposits	38,226	72	0.75%	34,701	47	0.54%
Time deposits > $100	189,663	2,276	4.76%	125,849	1,081	3.41%
Time deposits < $100	247,369	2,742	4.40%	184,354	1,471	3.17%
Brokered CDs	84,646	936	4.39%	94,022	862	3.64%
Federal funds purchased	13,152	186	5.61%	4,455	40	3.56%
Repurchase agreements	19,541	112	2.27%	17,424	37	0.84%
Other borrowings	8,142	75	3.65%	5,853	60	4.07%
Total interest bearing liabilities	774,421	7,228	3.70%	637,986	4,185	2.60%
Net interest spread		$12,398	4.29%		$10,571	4.53%
Noninterest bearing demand deposits	164,153			138,353
Accrued expenses and other liabilities	16,028			24,859
Stockholders’ equity	142,270			114,403
Unrealized loss on securities	(2,398)			(536)
Total liabilities and shareholders’ equity	$1,094,474			$915,065

Impact of noninterest bearing sources and other changes in balance sheet composition			0.76%			0.58%

Net interest margin			5.05%			5.11%

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	For the Three Months Ended September 30, 2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,839	$1,659	$4,498
Debt securities - taxable	228	195	423
Debt securities - non-taxable	125	21	146
Other earning assets	(209)	12	(197)
Total earning assets	2,983	1,887	4,870

Interest bearing liabilities:
Interest bearing demand deposits	5	14	19
Money market accounts	(1)	224	223
Savings deposits	5	20	25
Time deposits > $100	548	647	1,195
Time deposits < $100	503	768	1,271
Brokered CDs	(86)	160	74
Federal funds purchased	78	68	146
Repurchase agreements	4	71	75
Other borrowings	23	(8)	15
Total interest bearing liabilities	1,079	1,964	3,043
Increase in net interest income	$1,904	$(77)	$1,827

Index

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$784,185	$50,020	8.53%	$630,697	$35,802	7.59%
Debt securities - taxable	115,060	3,992	4.64%	85,419	2,555	4.00%
Debt securities - non-taxable	41,941	1,788	5.70%	29,687	1,221	5.50%
Other earning assets	7,910	258	4.36%	12,337	337	3.65%
Total earning assets	949,096	56,058	7.90%	758,140	39,915	7.04%
Allowance for loan losses	(10,320)			(9,136)
Intangible assets	31,772			16,792
Cash & due from banks	26,055			20,849
Premises & equipment	32,387			26,490
Other assets	39,290			23,281
Total assets	$1,068,280			$836,416

Liabilities and shareholders’ equity

Interest bearing liabilities:
Interest bearing demand deposits	$71,919	464	0.86%	$60,181	276	0.61%
Money market accounts	107,687	1,902	2.36%	111,009	1,325	1.60%
Savings deposits	38,752	209	0.72%	33,212	116	0.47%
Time deposits > $100	177,109	5,870	4.43%	115,779	2,716	3.14%
Time deposits < $100	241,610	7,378	4.08%	168,225	3,659	2.91%
Brokered CDs	85,793	2,690	4.19%	83,335	2,146	3.44%
Federal funds purchased	6,790	260	5.12%	7,161	162	3.02%
Repurchase agreements	18,355	260	1.89%	15,023	88	0.78%
Other borrowings	8,240	223	3.62%	3,470	118	4.55%
Total interest bearing liabilities	756,255	19,256	3.40%	597,395	10,606	2.37%
Net interest spread		$36,802	4.49%		$29,309	4.67%
Noninterest bearing demand deposits	157,721			126,462
Accrued expenses and other liabilities	14,745			16,657
Shareholders’ equity	141,662			96,246
Unrealized loss on securities	(2,103)			(344)
Total liabilities and shareholders’ equity	$1,068,280			$836,416

Impact of noninterest bearing sources and other changes in balance sheet composition			0.69%			0.50%

Net interest margin			5.18%			5.17%

Index

Change in Interest Income and Expense on a Tax Equivalent Basis

	For the Nine Months Ended September 30, 2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$8,713	$5,505	$14,218
Debt securities - taxable	887	550	1,437
Debt securities - non-taxable	504	63	567
Other earning assets	(121)	42	(79)
Total earning assets	9,983	6,160	16,143

Interest bearing liabilities:
Interest bearing demand deposits	54	134	188
Money market accounts	(40)	617	577
Savings deposits	19	74	93
Time deposits > $100	1,439	1,715	3,154
Time deposits < $100	1,596	2,123	3,719
Brokered CDs	63	481	544
Federal funds purchased	(8)	106	98
Repurchase agreements	20	152	172
Other borrowings	162	(57)	105
Total interest bearing liabilities	3,305	5,345	8,650
Increase in net interest income	$6,678	$815	$7,493

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2006 was $600 thousand compared to $693 thousand in the same period of 2005. Net charge-offs for the third quarter of 2006 were $914 thousand compared to net charge-offs of $600 thousand for the same period in 2005. The provision for loan losses for the nine months ended September 30, 2006 and 2005 was $1.7 million and $2.7 million, respectively. Net charge-offs for the nine months ended September 30, 2006 and 2005 were $1.9 million and $1.7 million, respectively. Annualized net charge-offs as a percentage of average loans were 0.45% for the three months ended September 30, 2006 compared to 0.36% for the same period in 2005. Our peer group’s average (as reported in the June 30, 2006 Uniform Bank Performance Report) was 0.10%.

The decrease in our provision for loan losses on a quarterly and year-to-date basis in 2006 compared to 2005 was as a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans as well as general economic conditions. As a result of our analysis, we determined that our credit quality was improving, and as such we reduced the provision expense. We will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at December 31, 2006, or sooner if necessary and the provision expense will be adjusted accordingly, if necessary.

Index

For the nine months ended September 30, 2006, our loan portfolio increased by $77.1 million due to organic growth compared to an increase of $195.5 million in the same period in 2005. Of the prior year growth, $45.6 million was organic and $149.9 million was acquired with Jackson Bank. Year-over-year, the loan portfolio increased by $83.5 million from September 30, 2005 to September 30, 2006. All of the year-over-year growth was organic.

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

Noninterest Income

Noninterest income totaled $2.8 million for the third quarter of this year, an increase of $388 thousand, or 16.2%, from the same period in 2005. On a year-to-date basis, noninterest income totaled $7.9 million, an increase of $1.4 million, or 21.5%. Of the increase, Jackson Bank contributed $101 thousand, or 26.0%, and $670 thousand, or 48.0%, for the third quarter and year-to-date periods, respectively.

Index

The following table presents the components of noninterest income for the three and nine month periods ended September 30, 2006 and 2005.

NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005
	(in thousands, except percentages)
NSF fees	$978	10.9%	$882	$2,866	25.6%	$2,282
Service charges on deposit accounts	251	8.7%	231	728	4.4%	697
Mortgage loan and related fees	405	-3.3%	419	1,071	-3.8%	1,113
Bank-owned life insurance income	218	5.8%	206	668	114.8%	311
Other income	924	42.2%	650	2,545	22.4%	2,080

Total noninterest income	$2,776	16.2%	$2,388	$7,878	21.5%	$6,483

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $1.2 million for the third quarter of 2006, an increase of $116 thousand, or 10.4%, from the same period in 2005. On a year-to-date basis, total service charges, including NSF fees, were $3.6 million, an increase of $615 thousand, or 20.6%. NSF fees, excluding the $71 thousand positive impact of Jackson Bank, increased $25 thousand, or 3.1%, on an organic basis for the third quarter 2006 compared to the same period in 2005. On a year-to-date basis NSF fees, excluding the $429 thousand positive impact of Jackson Bank, increased $155 thousand, or 7.0%, on an organic basis. The increase can be attributed to our growing deposit base. Our transaction and savings accounts were 42,293 at September 30, 2006 compared to 42,281 at September 30, 2005. Despite our consistent deposit base, service charges on deposit accounts decreased on an organic basis by 6.4% and 10.1% for the quarter and year-to-date 2006, respectively. This is primarily due to (1) an increase in “free checking” due to competitive pressures and (2) a reduction in commercial account analysis charges due to increases in the crediting rate which often occurs in a rising interest rate environment.

Mortgage loan and related fees for the third quarter of 2006 decreased $14 thousand, or 3.3%, to $405 thousand compared to $419 thousand in the third quarter of 2005. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $24.4 million and $70.0 million for the third quarter and first nine months of 2006. Mortgages sold in the secondary market totaled $27.8 million and $68.1 million for the quarter and nine months ending September 30, 2006. Mortgage originations totaled $26.6 million and $61.6 million for the third quarter and first nine months of 2005. During the third quarter of 2005, we hired an experienced mortgage broker to grow our mortgage business. We have also centralized the mortgage department to gain efficiencies since the first quarter of 2005. During 2006, our mortgage department began originating adjustable rate mortgages (ARMs) to be held for investment. Income from ARM loans totaled $282 thousand and $487 thousand for the quarter and first nine months of 2006. The income from ARM loans is included in interest income and fees from loans. The rising interest rate market has impacted the volume of the mortgages originated and sold in the secondary market, but the addition of the ARM products has resulted in the continual increase of income from the mortgage department on a quarterly and year-to-date basis. We are optimistic that the mortgage fee income will increase with the fourth quarter addition of a new mortgage origination office in Marietta, Georgia, but the impact of higher interest rates and the housing market could negatively impact the earnings from the mortgage origination and sales.

Index

Bank-owned life insurance income increased $12 thousand, or 5.8% and $357 thousand, or 114.8% on a quarterly and year-to-date basis, respectively, in 2006 as compared to the same periods in 2005. During the first nine months of 2005, we invested $17.3 million in bank-owned life insurance contracts. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax free payment to the Company. This tax advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.91% at September 30, 2006. In addition to the $17.3 million investment made in 2005, we have $3.8 million as of September 30, 2006 in life insurance contracts through our acquisitions of First State Bank in 2002 and Jackson Bank in 2005.

Other income for the third quarter of 2006 increased $274 thousand, or 42.2%, to $924 thousand, compared to $650 thousand for the same period in 2005. For the nine months ended, other income increased $465 thousand, or 22.4%, to $2.5 million, compared to $2.1 million for the period ended September 30, 2006 and 2005, respectively. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate, repossessions, premises and equipment and leased equipment, underwriting revenue, safe deposit box fee income, and trust fee income. The increase in other income on a quarterly basis is primarily due to increases in point-of-sale fees, trust fee income and gains on sales of leased equipment. On a year-to-date basis, other income increased primarily due to an increase in point-of-sale fees and trust fee income combined with the acquisition of Jackson Bank, which contributed a net increase of $83 thousand to other income in 2006.

Noninterest Expense

Noninterest expense for the third quarter of 2006 increased $877 thousand, or 9.6% to $10.0 million compared to $9.2 million for the same period in 2005. On a year-to-date basis, noninterest expense increased $4.8 million, or 19.0% to $30.1 million compared to $25.3 million for the same period in 2005. The increase in noninterest expense primarily reflects additional investment to support corporate growth and the net increase of approximately $623 thousand and $2.7 million in Jackson Bank expenses on a quarter and year-to-date basis, respectively. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense throughout 2006 and into 2007 as a result of our branching activities.

The following table represents the components of noninterest expense for the three and nine month periods ended September 30, 2006 and 2005.

NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005
	(in thousands, except percentages)
Salaries & benefits	$5,654	10.9%	$5,100	$16,769	17.6%	$14,262
Occupancy	781	12.1%	697	2,372	20.8%	1,964
Furniture and equipment	874	16.2%	752	2,673	25.4%	2,132
Professional fees	540	43.2%	377	1,397	41.3%	989
Data processing	305	2.3%	298	962	13.0%	851
Printing & supplies	116	-27.0%	159	403	2.5%	393
Communications	181	15.3%	157	586	31.1%	447
Advertising	118	-5.6%	125	339	-23.5%	443
Intangible asset amortization	323	27.7%	253	990	66.4%	595
Other expense	1,139	-7.8%	1,236	3,655	12.3%	3,256
Total noninterest expense	$10,031	9.6%	$9,154	$30,146	19.0%	$25,332

Index

Salaries and benefits for the third quarter of 2006 increased 10.9% as compared to the same period in 2005 and 17.6% on a year-to-date basis. The increase in salaries and benefits is primarily related to the inclusion of Jackson Bank, increases in our benefit expenses, including but not limited to incentive compensation accruals, the rising cost of health insurance and compensation expense associated with the expensing of stock options in accordance with Statement of Financial Accounting Standard (SFAS) No. 123R, Accounting for Stock-Based Compensation. As of September 30, 2006, we had 360 full time equivalent employees and operated 37 full service banking offices and two leasing offices. We anticipate the completion of our new corporate headquarters building located at 531 Broad Street, Chattanooga, Tennessee during the fourth quarter of 2006. We have begun the construction phase of a de novo branch in Cookeville, Tennessee with an opening date of early 2007.

Occupancy expense increased for the third quarter of 2006 by 12.1% as compared to the same period in 2005 and 20.8% on a year-to-date basis. The increase on a quarterly and year-to-date basis was due to our opening two de novo branches (both in the fourth quarter of 2005) and the five branches acquired with Jackson Bank (August 2005). As of September 30, 2006, First Security leased nine branches, two office facilities and the land for four branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Similar to occupancy expense, furniture and equipment expense and communications expense increased on a quarterly and year-to-date basis due to adding two new branches and the acquisition of Jackson Bank. We expect these expenses to continue to increase for the remainder of 2006 and into 2007 with the completion of our corporate headquarters in the fourth quarter of 2006 and de novo branching activity in 2007.

Professional fees increased 43.2% for the third quarter of 2006 as compared to the same period in 2005 and 41.3% on a year-to-date basis. Professional fees include fees related to investor relations, outsourcing internal audit, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes Oxley Act of 2002), tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties. The increase in 2006 on a quarterly and year-to-date basis, primarily relates to investor relations fees associated with being a NASDAQ listed company, internal and external audit, tax services and legal fees.

Data processing fees increased 2.3% for the third quarter of 2006 as compared to the same period in 2005 and 13.0% on a year-to-date basis. On March 10, 2006, we converted the data processing activities of Jackson Bank to our external data processing system, which is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas. The monthly fees associated with data processing are based primarily on transaction volume. Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization expense increased 27.7% in the third quarter of 2006 as compared to the same period in 2005 and 66.4% on a year-to-date basis. The increase is due to a non-compete agreement and a core deposit intangible asset, which resulted in net additional expense of $103 thousand for the third quarter of 2006 and $506 thousand for the nine months ended 2006 as compared to the same periods in 2005. Both intangible assets are associated with the acquisition of Jackson Bank. This increase is offset by a decline in amortization expense related to core deposit assets other than Jackson Bank, as these amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.

Other expense decreased 7.8% in the third quarter of 2006 as compared to the same period in 2005 and increased 12.3% on a year-to-date basis. The decrease on a quarterly basis is primarily due to an impairment on long-lived assets in the third quarter of 2005. The increase for the year-to-date basis is primarily a function of our increased branching activities as well as the addition of Jackson Bank.

Index

Income Taxes

We recorded income tax expense of $1.4 million for the third quarter of 2006 compared to $1.0 million for the same period in 2005. Our effective tax rate for the third quarter of 2006 was 32.4% compared to 34.4% for the same period in 2005. On a year-to-date basis, we recorded income tax expense of $3.9 million compared to $2.4 million. Our effective tax rate for the nine months ended 2006 was 32.1% compared to 32.6% for the same period in 2005.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.1 billion at September 30, 2006, $1.0 billion at December 31, 2005, and $1.1 billion at September 30, 2005. Our asset growth in loans and investment securities is directly related to deposit growth and the funds available to us for investment.

Throughout the fourth quarter of 2006 and continuing into 2007, we expect our assets to continue to grow as we plan to further leverage our existing banking branches, build a de novo branch and actively pursue additional acquisitions of existing banks and bank branches.

Loans

Our loan demand continues to be strong. Total loans increased 10.3% (13.7% annualized) at September 30, 2006 as compared to December 31, 2005 and 11.2% as compared to September 30, 2005. The increase in loans in the first three quarters of 2006 can be attributed to an increase in our construction and land development loans of $39.8 million, or 33.9%, an increase in commercial real estate of $13.9 million, or 8.7%, and an increase in our 1-4 family residential loans of $18.6 million, or 8.4%. Loan growth, entirely organic, was $83.5 million, or 11.2%, over the twelve-month period ended September 30, 2006. The loan categories with the largest increases over the past twelve months were (1) construction/land development loans, up $47.3 million, or 43.0%, to $157.2 million, (2) residential mortgage loans, up $19.9 million, or 9.0%, to $239.4 million, (3) commercial and industrial increased $14.8 million, or 14.5%, to $117.5 million and (4) commercial real estate increased $12.8 million, or 7.9%, to $174.4 million

We believe that our general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance. At September 30, 2006, our loan portfolio was 74.4% of total assets. Over the past few years, we have improved our commercial and retail underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, additional credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan losses. We also recently completed comprehensive retail loan underwriting training in conjunction with the implementation of the Baker Hill software platform. We believe our implementation of the Baker Hill software will enhance our ability to produce credit risk and production management information for both the commercial and retail portfolios.

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

Index

As a result of our acquisition of Jackson Bank, we assumed their allowance for loan losses of $1.3 million, which related to loans that were not subject to the provisions of SOP 03-3. We believe that 2006 charge-offs, as a percent of average loans, will be less than our 2005 level as a result of our continuing efforts to improve our loan underwriting, approval process, servicing, problem identification and problem resolution.

Our asset quality ratios were consistent or improved in the third quarter of 2006 as compared to the same period in 2005. As of September 30, 2006, our allowance for loan losses as a percentage of total loans was 1.19%, annualized net charge-offs as a percentage of average loans were 45 basis points and non-performing assets as a percentage of total assets were 41 basis points. As of September 30, 2006, non-performing assets, including 90 days past due, had improved to $6.1 million, or 55 basis points of total assets, from $5.8 million, or 56 basis points, and $7.5 million, or 70 basis points, as of December 31, 2005 and September 30, 2005, respectively. In the fourth quarter of 2005, we engaged a consultant to evaluate our repossessed assets. As a result of this evaluation, we incurred a $454 thousand fair value write-down on repossessions held for sale longer than 90 days at Kenesaw Leasing. We have implemented new leasing policies addressing repossessions and are also more actively marketing repossessions in order to maximize their value and minimize their carrying cost. Additionally, in April 2006, we hired an experienced special assets officer to manage our special assets, collections, recoveries, other real estate and repossessions. The focus of this new position will be to initiate a formal recovery program and improve overall past due management by centralizing our loan collection process. We are also implementing a collection and recovery management software system to strengthen our management of other real estate owned, repossessed assets, past dues loans and classified loans.

Index

The following table presents an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005. The provision for loan losses of $1.7 million in the table below does not include our provision accrual for unfunded commitments of $90 thousand as of September 30, 2006. The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES

	For the nine months ended September 30,
	2006	2005
Allowance for loan losses -	(in thousands, except percentages)
Beginning of period	$10,121	$8,312
Provision for loan losses	1,653	2,679
Additions due to business combination	-	1,261
Sub-total	11,774	12,252
Charged off loans:
Commercial - leases	336	760
Commercial - loans	879	439
Real estate - construction	11	31
Real estate - residential mortgage	677	251
Consumer and other	400	558
Total charged off	2,303	2,039
Recoveries of charged-off loans:
Commercial - leases	5	17
Commercial - loans	78	55
Real estate - construction	-	-
Real estate - residential mortgage	94	89
Consumer and other	214	145
Total recoveries	391	306
Net charged-off loans	1,912	1,733
Allowance for loan losses - end of period	$9,862	$10,519

Total loans-end of period	$825,745	$742,250
Average loans	$784,185	$630,697
Net loans charged-off to average loans, annualized	0.33%	0.37%
Provision for loan losses to average loans, annualized*	0.30%	0.57%
Allowance for loan losses as a percentage of:
Period end loans	1.19%	1.42%
Non-performing assets	217.56%	231.44%
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

Allocation of the Allowance for Loan Losses

	As of September 30,
	2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(in thousands, except percentages)
Commercial-leases	$1,639	6.9%	$2,289	7.4%
Commercial-loans	2,404	14.3%	2,914	21.3%
Real estate-construction	1,040	19.0%	598	16.2%
Real estate-mortgage	3,605	51.2%	3,883	46.9%
Consumer	906	8.6%	731	8.2%
Unallocated	268	0.0%	104	0.0%
Total	$9,862	100%	$10,519	100%

We believe that the allowance for loan losses at September 30, 2006 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool. See “Provision for Loan Losses” for a description of our methodology for determining the adequacy of the allowance for loan losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $679 thousand at September 30, 2006, $1.3 million at December 31, 2005, and $1.1 million at September 30, 2005. The nonaccrual loans at September 30, 2006 included $34 thousand of commercial loans, $27 thousand of consumer loans and $618 thousand of real-estate secured loans. There are no commitments to lend additional funds to customers with loans on non-accrual status at September 30, 2006.

Loans 90 days past due and still accruing were $1.6 million at September 30, 2006, compared to $1.0 million at December 31, 2005 and $2.9 million at September 30, 2005. Of these past due loans at September 30, 2006, $670 thousand were secured by real estate, $9 thousand were commercial loans, $22 thousand were consumer loans and $892 thousand were leases.

At September 30, 2006 we owned other real estate in the amount of $2.3 million, which consisted of $835 thousand in construction/land development property, $302 thousand in residential real estate and $1.2 million in commercial real estate. All of these properties have been written down to their respective fair values.

Index

At September 30, 2006, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.6 million, compared to $1.9 million at December 31, 2005 and $2.0 million at September 30, 2005.

Nonperforming assets for the third quarter of 2006 were $4.5 million compared to $4.8 million at December 31, 2005 and $4.5 million at September 30, 2005. The decline in our non-performing assets over the past twelve months reflects our enhanced processes, controls and policies. At September 30, 2006, nonperforming loans (nonaccrual loans and loans past due 90 days or more) were 0.28% of total outstanding loans compared to 0.48% for our peer group. The ratio of nonperforming loans to the allowance for loan losses was 23.04% compared to 39.94% for our peer group. The ratio of nonperforming loans to equity capital was 1.61% compared to 3.41% for our peer group. The ratio of nonperforming loans and other real estate owned to total loans and other real estate owned was 0.55% compared to 0.55% for our peer group.

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

Securities totaled $159.7 million at September 30, 2006, $156.0 million at December 31, 2005 and $148.1 million at September 30, 2005. The growth in the securities portfolio year-over-year occurred as a result of our efforts to maintain a certain level of liquid assets in correlation to our overall asset growth. At September 30, 2006, the securities portfolio had unrealized net losses of approximately $1.4 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at September 30, 2006 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs). The following table provides the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF INVESTMENT SECURITIES - AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years
	(in thousands, except percentages)
Municipal-tax exempt	$1,250	$5,847	$22,587	$13,510
Agency bonds	4,631	36,540	1,982	-
Agency issued REMICs	1,004	36,184	-	-
Agency issued pools	192	25,422	4,329	311
Asset backed & CMOs	-	7,026	-	-
Other	-	-	-	1,000
Total	$7,077	$111,019	$28,898	$14,821
Tax Equivalent Yield	5.01%	4.51%	5.45%	6.17%

Index

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of September 30, 2006, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the third quarter ended 2006, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$30,711	$30,602
FHLMC*	$67,436	$67,332

* Federal Home Loan Mortgage Corporation

At September 30, 2006 we held no federal funds sold compared to $17.8 million at December 31, 2005 and $48.8 million at September 30, 2005. The decrease in federal funds sold is the result of strong loan demand and our efforts to invest these federal funds into loans to improve our average yield on earning assets.

As of September 30, 2006, we held $198 thousand in certificates of deposit at other FDIC insured financial institutions. At September 30, 2006, we held $22.1 million in bank-owned life insurance, $3.3 million of which was assumed through our acquisition of Jackson Bank, compared to $21.4 million at December 31, 2005 and $20.9 million at September 30, 2005.

Deposits and Other Borrowings

As of September 30, 2006, deposits increased by 6.0% (8.0% annualized) from December 31, 2005 and by 7.0% from September 30, 2005. The year-over-year growth is organic and is due to our sales team drawing customers away from other financial institutions and our branching efforts. On a year-to-date basis, the fastest growing sector of our core deposit base was noninterest bearing demand deposits which grew 15.2% (20.3% annualized) and outpaced our total deposit growth. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000. We consider our retail CDs to be a stable source of funding because they are in-market, relationship oriented deposits. Core deposit growth is an important tenant to our business strategy. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2006 we plan to open another downtown branch at the new headquarters building in Chattanooga, Tennessee. As a result of this future branch and branches opened in recent periods, we anticipate that our deposits will continue to increase throughout 2006.

Federal funds purchased and securities sold under agreements to repurchase were $30.4 million as of September 30, 2006, compared to $16.9 million and $18.8 million as of December 31, 2005 and September 30, 2005 respectively. The increase in federal funds purchased and repurchase agreements has been used as a source to fund the growth in our loan portfolio.

Index

The following table details the maturities and rates of the term borrowings from the Federal Home Loan Bank of Cincinnati as of September 30, 2006.

Date	Type	Principal	Term	Rate	Maturity
12/4/2003*	Fixed rate advance	$2,666,000	48 months	3.17%	1/24/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	1/25/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	1/26/09
6/18/1996*	Fixed rate advance	1,881	180 months	7.70%	7/1/11
9/16/1996*	Fixed rate advance	3,523	180 months	7.50%	10/1/11
9/9/1997*	Fixed rate advance	4,325	180 months	7.05%	10/1/12
		$8,009,729

Aggregate composite rate	3.54%
48 month composite rate	3.54%
180 month composite rate	7.34%

* Assumed as part of the acquisition of Jackson Bank.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $1.9 million as of September 30, 2006, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth. If our cash flow needs are not satisfactorily met, we may, as the sole shareholder, cause FSGBank to declare and pay a cash dividend, subject to regulatory limitations.

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

At September 30, 2006, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 19.1% (excluding anticipated loan repayments). As of December 31, 2005 and September 30, 2005, the liquidity ratios were 22.0% and 24.5% respectively.

FSGBank is a member of the Federal Home Loan Bank of Cincinnati and has attained borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as the commercial real estate loan portfolio. As of September 30, 2006, the outstanding term debt in FHLB borrowings was $8.0 million. FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of September 30, 2006 our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $90.2 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral files have exceptions.

Index

FSGBank also had unsecured federal funds lines in the aggregate amount of $99.5 million, with $90.8 million available, at September 30, 2006 under which it can borrow funds to meet short-term liquidity needs. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter end, we had $7.0 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business. During 2004, FSGBank entered the brokered deposits market as a source of funding, generating approximately $65 million in new monies in order to fund additional interest earning assets, specifically the acquisition of Kenesaw Leasing and J&S Leasing. As of September 30, 2006 FSGBank had $86.9 million in brokered CDs outstanding with a weighted average remaining life of approximately 12.5 months, a weighted average coupon rate of 4.23% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.48%. Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable. We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $268.1 million at September 30, 2006. The following table illustrates our significant contractual obligations at September 30, 2006 by future payment period.

CONTRACTUAL OBLIGATIONS

		Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
		(in thousands)
Certificates of deposit	(1)	$532,641	$425,560	$94,703	$12,378	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	30,377	30,377	-	-	-
FHLB borrowings	(3)	8,010	2,666	5,334	2	8
Operating lease obligations	(4)	5,817	909	1,695	1,284	1,929
Note payable	(5)	131	12	26	31	62
Total		$576,976	$459,524	$101,758	$13,695	$1,999
_____
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

Net cash provided by operations during the first nine months of 2006 totaled $15.5 million compared to $35.3 million for the same period in 2005. The change can be attributed to a decease in other liabilities. Net cash used in investing activities remained consistent with $89.8 million as compared to $90.3 million primarily due the increase in our loan portfolio combined with capital expenditures associated with the construction of our new corporate headquarters. Net cash provided by financing activities decreased to $58.1 million compared to $111.6 million in 2005. The decrease is primarily due to the 2005 offering, a reduction in brokered CDs combined with an increase in federal funds purchased and the initiation of our share repurchase program, which was approved by the Board of Directors in October 2005 and completed in July 2006.

Index

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2006 and 2005 was as follows:

	As of September 30,
	2006	2005
	(in thousands)
Commitments to Extend Credit	$268,062	$219,959
Standby Letters of Credit	$14,917	$12,160

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

	Well Capitalized	Adequately Capitalized	First Security	FSGBank

September 30, 2006
Tier I capital to risk adjusted assets	6.0%	4.0%	12.1%	10.9%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	12.0%
Leverage ratio	5.0%	4.0%	10.5%	9.4%

December 31, 2005
Tier I capital to risk adjusted assets	6.0%	4.0%	12.0%	10.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	11.2%
Leverage ratio	5.0%	4.0%	10.6%	8.9%

September 30, 2005
Tier I capital to risk adjusted assets	6.0%	4.0%	12.6%	11.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.6%	12.1%
Leverage ratio	5.0%	4.0%	10.6%	9.5%

Index

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. In the first nine months of 2006, we paid total cash dividends of $0.075 per share or $1.3 million. On October 25, 2006 the Board of Directors approved the fourth quarter cash dividend of $0.05 per share payable on December 18, 2006 to shareholders of record on December 1, 2006. The fourth quarter dividend is a 100% increase from the previous quarterly dividends of $0.025.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management believes this Statement will not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date is for fiscal years beginning after December 15, 2006. Management believes this Interpretation will not have a material impact on our consolidated financial statements.

Index

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS No. 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

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

Index

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of September 30, 2006, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $2.6 million or 7.2%, as a result of a 200 basis point decline in rates. The model also predicts a $2.6 million increase in net interest income, or 7.3% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of September 30, 2006. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)
Net interest income	$33,481	$36,090	$38,717
$ change net interest income	(2,609)	-	2,627
% change net interest income	-7.23%	0.00%	7.28%

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

Index

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer (CEO) and principal financial officer (CFO) have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no significant changes in our internal control over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

As discussed in Management’s Report on Internal Controls over Financial Reporting in the Annual Report on Form 10-K for the year ended December 31, 2005, we elected to exclude from the scope of its assessment of internal control over financial reporting as of December 31, 2005, Jackson Bank which was acquired by First Security in a purchase business combination that was completed on August 31, 2005, and was integrated into our existing internal controls over financial reporting via a data conversion which occurred on March 10, 2006. Based on internal audits performed throughout the first three quarters of 2006, we are not aware of any facts that lead us to believe the data conversion of Jackson Bank constituted individually or collectively, a material weakness in our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	52,053	$ 11.69	52,053	-
August 1, 2006 - August 31, 2006	-	-	-	-
September 1, 2006 - September 30, 2006	-	-	-	-
Total	52,053		52,053

On October 26, 2005, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions; as of July 20, 2006, we had repurchased all 500,000 shares at a total average purchase price of $10.80 per share. The majority of the stock was purchased directly by our ESOP, although a portion was purchased by the Company. On July 20, 2006, the Company sold all 170,147 shares purchased to the ESOP for $11.03 per share in a private sale under Section 4(2) of the Securities Act of 1933, as amended; this transaction resulted in a net increase to stockholders’ equity of approximately $163 thousand. The Company originally purchased the 170,147 shares at an average price of $10.07 per share. Following this transaction, the ESOP owns 500,000 shares which will be used to match employee 401(k) contributions as well as incentive driven ESOP profit sharing opportunities.

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

FIRST SECURITY GROUP, INC.
(Registrant)

November 9, 2006	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer & President

November 9, 2006	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President