Form 10-K
period 2006-12-31
FIRST SECURITY GROUP INC/TN
filed 2007-03-15
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-49747

FIRST SECURITY GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	58-2461486
(State of Incorporation)	(I.R.S. Employer Identification No.)

531 Broad Street, Chattanooga, TN	37402
(Address of principal executive offices)	(Zip Code)

(423) 266-2000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2006, was approximately $193,912,699, based on the registrant’s closing sales price as reported on the NASDAQ Global Select Market. There were 17,720,658 shares of the registrant’s common stock outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held June 14, 2007	Part III

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “ Risk Factors” section of this Annual Report beginning on page 19.

ii

PART I

Item 1.	Business

Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (FSGBank).

BUSINESS

First Security Group, Inc.

We are a bank holding company headquartered in Chattanooga, Tennessee. We operate 38 full service banking offices and three loan and lease production offices through our wholly-owned bank subsidiary, FSGBank. We serve the banking and financial needs of various communities in eastern and middle Tennessee and northern Georgia.

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

First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of December 31, 2006, we had total assets of approximately $1.1 billion, total deposits of approximately $922.0 million and shareholders’ equity of approximately $144.8 million.

FSGBank, National Association

FSGBank operates 38 full-service banking-offices and three loan and lease production offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (OCC). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor. FSGBank also provides trust and investment management, mortgage banking, asset-based lending, financial planning and Internet banking (www.FSGBank.com) services, as well as equipment leasing through its wholly owned subsidiaries, Kenesaw Leasing and J&S Leasing. FSGBank operates two of its full-service banking offices in Dalton, Georgia under the name Primer Banco Seguro, which is an initiative marketed toward and serving Northwest Georgia’s rapidly growing Latino population.

FSGBank is the successor to our three previous banks: Dalton Whitfield Bank (organized in 1999), Frontier Bank (acquired in 2000) and First State Bank (acquired in 2002). From December 31, 2001 to December 31, 2006, our business model has produced strong results through a combination of internal growth and acquisitions. Specifically, we have:

•	increased our total consolidated assets from $472.9 million to $1.1 billion;

•	increased our total consolidated deposits from $384.5 million to $922.0 million;

•	increased our total consolidated net loans from $343.2 million to $837.6 million;

•	expanded our branch network from 24 branches to 38 branches; and

•	successfully integrated all of our banking subsidiaries into a single national bank.

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

During 2003, we converted each of our three subsidiary banks into national banks, renamed each bank “FSGBank, National Association” and merged the banks under the charter previously held by Frontier Bank. As a result, we consolidated our banking operations into one subsidiary, FSGBank. FSGBank currently conducts its banking operations in Dalton, Georgia under the names “Dalton Whitfield Bank” and “Primer Banco Seguro.” Primer Banco Seguro is our Latino-focused banking initiative. In addition, FSGBank’s banking operations in Ringgold, Georgia are conducted under the name “Catoosa Community Bank.”

Since the mergers in 2003, FSGBank has continued the commercial banking business of its predecessors. In addition, in December of 2003, FSGBank acquired certain assets and assumed substantially all of the deposits and other liabilities of National Bank of Commerce’s three branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee.

In October 2004, FSGBank acquired 100% of the capital stock of Kenesaw Leasing and J&S Leasing, both Tennessee corporations, from National Bank of Commerce for $13.0 million in cash. Both companies continue to operate as wholly-owned subsidiaries of FSGBank. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery primarily to companies in the trucking and construction industries.

In August 2005, we acquired Jackson Bank & Trust (Jackson Bank) for an aggregate purchase price of $33.3 million in cash. Jackson Bank was a state commercial bank headquartered in Gainesboro, Tennessee. Jackson Bank was merged into FSGBank, but we continue to operate our banking operations in Jackson and Putnam Counties, Tennessee under the name of “Jackson Bank & Trust.”

FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati (FHLB). FSGBank’s deposits are insured by the FDIC. FSGBank operates 38 full-service banking offices in eastern and middle Tennessee and nine offices in northern Georgia. Additionally, FSGBank operates three loan and lease production offices in Tennessee.

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

Grow Along Interstate Corridors in Eastern and Middle Tennessee and Northern Georgia.    We seek to increase our presence in our primary markets along the Interstate 75 and 40 corridors as well as to extend into other interstate corridors in eastern and middle Tennessee and northern Georgia through selective acquisitions and the opening of new branches in attractive locations. In 2005, the acquisition of Jackson Bank extended our franchise along Interstate 40 toward Nashville. We also opened de novo branches in Cleveland, Tennessee and Varnell, Georgia. In 2007 we expect to continue to leverage our existing bank branches, open two de novo branches and actively pursue strategic acquisitions.

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

We are in the process of standardizing the consumer loan approval and pricing process to reduce our risks and costs on consumer loans. We believe this change will provide consistency in our pricing and risks throughout our markets.

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

We believe the effect of these activities is reflected in nearly all of our asset quality measures compared to our peer group, as defined by the Uniform Bank Performance Report as of December 31, 2006. At December 31, 2006, our net charge offs as a percentage of average loans decreased 8 basis points from 0.36% to 0.28%. The ratio of nonaccrual loans plus loans 90 days past due to gross loans was 0.47% and 0.59% for us and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 39.90% and 49.28% for us and our peer group, respectively. At December 31, 2006, our reserves to total loans were 1.18%, compared to 1.35% as of December 31, 2005.

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

Our net income for the year ended December 31, 2006 was approximately $11.1 million compared to $7.4 million before an extraordinary gain, net of tax of $2.2 million for 2005, which represents an increase of 50.2% excluding the extraordinary gain. For 2006 our annualized return on average equity was 7.91% and our annualized return on average assets was 1.03%, compared to 6.88% and 0.83% for 2005, respectively. Our Tier 1 capital to risk adjusted assets, total capital to risk adjusted assets and leverage ratio were 12.0%, 13.1% and 10.5%, respectively as of December 31, 2006 compared to 12.0%, 13.2% and 10.6%, respectively as of December 31, 2005. Our capital ratios exceed the minimum capital ratios for well capitalized institutions for each respective period. Our core efficiency ratio for 2006 improved to 64.3%, compared to 66.3% for 2005.

Market Area and Competition

We currently conduct business principally through 38 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available on the FDIC website as of June 30, 2006, FSGBank’s total deposits ranked 6th among financial institutions in our market area, representing approximately 4.6% of the total deposits in our market area. The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2006.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	1	$6	$1,379	9	0.4%
Hamilton County	7	265	5,190	4	5.1%
Jackson County	3	71	118	1	60.2%
Jefferson County	2	76	516	3	14.8%
Knox County	3	83	6,855	9	1.2%
Loudon County	2	27	690	5	3.9%
McMinn County	1	22	760	9	2.9%
Monroe County	5	69	566	5	12.2%
Putnam County	2	69	1,215	8	5.7%
Union County	2	43	121	2	35.4%
Georgia
Catoosa County	1	4	862	10	0.4%
Whitfield County	8	173	1,526	3	11.3%

FSGBank	37	$908	$19,798	6	4.6%

Subsequent to June 30, 2006, we opened an additional branch in Hamilton County in conjunction with our new corporate headquarters building at 531 Broad Street, Chattanooga, Tennessee.

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

In addition, our leasing operations via Kenesaw Leasing and J&S Leasing primarily serve lease customers located within 150 miles of Knoxville, Memphis and Nashville, Tennessee.

Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 59 different commercial or savings institutions.

Virtually every type of competitor for business of the type served by our bank has offices in Atlanta, Georgia, approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, our largest competitors include First Horizon, SunTrust, Regions/AmSouth, BB&T and Wachovia. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank and as having greater personal service, community involvement and ability to make credit and other business decisions quickly and locally.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2006 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(dollar amounts in thousands)
Commercial—leases	$52,039	6.1%
Commercial—loans	121,385	14.3%
Real estate—construction	173,652	20.5%
Real estate—mortgage	430,385	50.8%
Consumer	67,858	8.0%
Other	2,274	0.3%

Total	$847,593	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $286.7 million in credit as of December 31, 2006. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2006, our contractual obligations to extend credit were comprised as follow:

Type	Dollar Amount	Percentage of Contractual Obligations
	(dollar amounts in thousands)
Commercial—leases	$—	—
Commercial—loans	98,144	34.2%
Consumer	26,962	9.4%
Real estate—construction	94,122	32.9%
Real estate—mortgage	67,260	23.5%
Other	172	0.0%

Total	286,660	100.0%

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

Lending Policies.    Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans between our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of banks’ Tier 1 capital. At December 31, 2006, our legal lending limit was approximately $15.8 million. In addition, we have established a “house” limit of $10 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

Concentrations.    The retail nature of our commercial banking operations allows for diversification of depositors and borrowers, and we believe that our business does not depend upon a single or a few customers. We also do not believe that our credits are concentrated within a single industry or group of related industries.

We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2006, we had approximately $397.8 million of interest-only loans, which primarily consist of construction and commercial real estate loans (40%), home equity loans (19%) and commercial and industrial loans (18%). The loans have an average maturity of approximately one year or less, with the exception of home equity lines-of-credit which have an average maturity of approximately seven years. The interest only loans are properly underwritten loans and are within our lending policies.

As of December 31, 2006, we did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the FHLB, subordinated debt and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. In the last three years, we have chosen to obtain a portion of our deposits from outside our market. Our out of market, or brokered, CDs represented 9.4% of total deposits as of December 31, 2006.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, ACH transactions, wire transfers, direct deposit, traveler’s checks, safe deposit boxes, and United States savings bonds. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout Tennessee and Georgia, as well as in other states. Additionally, we offer wealth management services including private client services, financial planning, trust administration, investment management and estate planning services.

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

Seasonality and Cycles

Although we do not consider our commercial banking business to be seasonal, our mortgage banking business is somewhat seasonal, with the volume of home financings, in particular, being lower during the winter months. The Dalton, Georgia economy also is seasonal and cyclical as a result of its dependence upon the carpet industry and changes in construction of residential and commercial establishments. While the Dalton, Georgia economy is dominated by the carpet and carpet-related industries, we do not have any one customer from whom more than 10% of our revenues are derived. However, we have multiple customers, commercial and retail, that are directly or indirectly affected by, or are engaged in businesses related to the carpet industry that, in the aggregate, have historically provided greater than 10% of our revenues.

Employees

On December 31, 2006, we had 354 full-time employees and 22 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

SUPERVISION AND REGULATION

Both First Security and FSGBank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located within Tennessee or Georgia, may purchase a bank located outside of Tennessee or Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee or Georgia may purchase a bank located inside Tennessee or Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years, and Tennessee Law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because FSGBank has been chartered for more than five years, this restriction would not limit our ability to sell.

Change in Bank Control.    Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities.    A bank holding company is generally permitted under the Bank Holding Company Act, to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

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

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

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

On December 18, 2006, the SEC and the Federal Reserve Board issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the bank’s customers as part of its trust, fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

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

FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund. The FDIC places each institution into one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory groups assignment). With the lowest risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate of between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on FSGBank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses.    The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in our financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Our estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis—Critical Accounting Policies.”

Commercial Real Estate Lending.    Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

FSGBank’s deposit operations are also subject to federal laws applicable to depository accounts, such as the:

•	Trust in Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository institution subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 our ratio of total capital to risk-weighted assets was 13.1% and our ratio of Tier 1 Capital to risk-weighted assets was 12.0%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 10.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The payment of dividends by First Security and FSGBank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, the OCC may require, after notice and a hearing, that FSGBank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Anti-Terrorism and Money Laundering Legislation

FSGBank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA PATRIOT Act), the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. FSGBank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•	authorizing the FDIC to index deposit insurance coverage levels for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

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

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act also increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

Effect of Governmental Monetary Policies

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

We are subject to the local economies in our primary market areas.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2006, approximately 71.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefor. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal sources of funds to pay dividends are management fees and cash dividends that we receive from our subsidiary. The payment of management fees and dividends by FSGBank to us is subject to restrictions imposed by federal banking laws, regulations and authorities.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our loan policies require certain due diligence of high risk industries and properties with the intention of lowering our risk of a non-performing loan and/or foreclosed property.

Item 1B.	Unresolved Staff Comments

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

Item 2.	Properties

During December 2006, we began conducting our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee. Prior to December 2006, we conducted our business primarily through our office located at 817 Broad Street, Chattanooga, Hamilton County, Tennessee. Effective December 31, 2006, the term of our lease for the 817 Broad Street facility was reduced primarily to the main floor (i.e. the bank branch lobby). The lease on the reduced facility continues until August 31, 2011.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/ Leased	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch

1237 Cleveland Road Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch

761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch

1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch

4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch

817 Broad Street Chattanooga, Hamilton County, Tennessee	June 26, 2000	Leased	4,050	Branch

835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch

4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch

820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch

2709 Chattanooga Road, Suite 5 Rocky Face, Whitfield County, Georgia	June 4, 2001	Leased	2,400	Branch

1409 Cowart Street Chattanooga, Hamilton County, Tennessee	October 22, 2001	Building Owned Land Leased	1,000	Branch

9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch

2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch

216 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Leased	2,000	Branch

2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch

715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch

2270 Highway 72 N Loudon, Loudon County, Tennessee	June 30, 2003	Owned	1,860	Branch

35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch

167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch

705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch

301 North Main Street Sweetwater, Monroe County, Tennessee	December 4, 2003	Owned	4,650	Branch

Office Address	Date Opened	Owned/ Leased	Square Footage	Use of Office

215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch
405 Highway 165 Tellico Plains, Monroe County, Tennessee	December 4, 2003	Owned	3,565	Branch

155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch

4215 Highway 411 Madisonville, Monroe County, Tennessee	March 15, 2004	Owned	472	Branch

1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch

307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch

1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing

1810 Ailor Avenue, Center City Offices’ Building One Knoxville, Knox County, Tennessee	October 1, 2004	Leased	1,780	Leasing

665 Oak Leaf Office Lane, Suite E Memphis, Shelby County, Tennessee	October 1, 2004	Leased	930	Leasing

1249 Murray Avenue Dalton, Whitfield County, Georgia	November 18, 2004	Leased	2,400	Branch

430 Fields Avenue, Suite Number B-1 Dalton, Whitfield County, Georgia	December 16, 2004	Leased	712	Branch

1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch

307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch

6766 Granville Highway Granville, Jackson County, Tennessee	August 31, 2005	Owned	2,880	Branch

3261 Jennings Creek Highway Whitleyville, Jackson County, Tennessee	August 31, 2005	Owned	1,368	Branch

340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch

376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch

301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch

3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch

531 Broad Street Chattanooga, Hamilton County, Tennessee	December 11, 2006	Owned	39,700	Branch & Headquarters

As of December 31, 2006, we owned three additional plots of land. The vacant lots are located at Lot #6 of Kirkland Heights Property on Maynardville Highway, Maynardville, Union County, Tennessee (1.0 acre); 4300 Maynardville Highway, Maynardville, Union County, Tennessee (0.25 acre); and, 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). These three lots are currently available for sale. We originally purchased, or a predecessor institution purchased, each site for bank purposes. We are currently building a branch facility located at 614 West Main Street, Algood, Putnam County, Tennessee and have a signed purchase agreement for an existing branch in Cleveland, Bradley County, Tennessee.

The Company also owned a non-banking related facility located at 402 East Gore Street, Gainesboro, Jackson County, Tennessee. This property was assumed through the acquisition of Jackson Bank and was sold on March 8, 2007.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since August 10, 2005, our common stock has been traded on the Nasdaq Global Select Market under the symbol FSGI. On March 1, 2007, there were 1,311 registered holders of record of our common stock. The high and low prices per share since we listed on Nasdaq were as follows:

Quarter	High	Low	Dividend
2006
4th Quarter	$12.00	$10.84	$0.05
3rd Quarter	12.15	10.51	0.025
2nd Quarter	13.01	10.20	0.025
1st Quarter	11.05	9.39	0.025

2005
4th Quarter	$10.05	$9.00	$0.025
3rd Quarter (since August 10th)	10.50	9.69	—

Prior to August 10, 2005, no active trading market existed for our common stock. Our shares were infrequently traded in private transactions, and such trades were not necessarily indicative of the value of such shares. Management is aware of sporadic trades in 2005 (prior to August 10th) at prices between $9.00 and $17.25.

We anticipate continuing to pay comparable cash dividends in the foreseeable future, however, there are a number of restrictions on our ability to do so. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends and management fees paid by FSGBank to us. There are certain restrictions on these payments imposed by federal banking laws, regulations and authorities.

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. As of December 31, 2006, an aggregate of approximately $17.6 million was available for payment of dividends by FSGBank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of FSGBank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

On December 5, 2006, we announced a plan to buy back up to 500,000 shares of our common stock in open market transactions. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

The following table presents information regarding purchases by First Security and our affiliated purchasers of our common stock during the fourth quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006—October 31, 2006	—	—	—	—
November 1, 2006—November 30, 2006	—	—	—	—
December 1, 2006—December 31, 2006	—	—	—	500,000

Total	—		—

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First Security Group, Inc.	100.00	100.00	120.00	120.00	140.58	168.25
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62

Item 6.	Selected Financial Data

Our selected financial data is presented below as of and for the years ended December 31, 2002 through 2006. The selected financial data presented below as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2004, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 34. The selected financial data as of December 31, 2004, 2003 and 2002 and for the two years ended December 31, 2003 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Retroactive adjustments were also made to all per share data for two stock splits: (1) a 12-for-10 stock split in the form of a stock dividend effected on December 22, 2004 and (2) a 12-for-10 stock split in the form of a stock dividend effected on June 16, 2003. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” on page 32.

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands, except per share amounts)
Earnings:(1)
Net interest income	$47,982	$40,441	$28,830	$22,546	$17,204
Provision for loan losses	2,184	2,922	3,399	2,122	1,948
Non-interest income	10,617	8,847	6,544	5,429	3,819
Non-interest expense(6)	40,017	35,373	27,128	22,278	14,915
Net Income, before extraordinary items(6)	11,112	7,396	3,482	2,456	2,602
Extraordinary items, net of tax(5)	—	2,175	785	—	—

Net income(6)	$11,112	$9,571	$4,267	$2,456	$2,602

Earnings—Normalized:(1)
Non-interest income, adjusted(3)	$10,617	$8,420	$6,544	$5,429	$3,819
Non-interest expense, adjusted(3) (6)	39,953	34,436	27,128	22,278	14,915
Net operating income, net of tax(6)	11,156	7,742	3,482	2,456	2,602

Per Share Data:(1)
Net income, before extraordinary items, basic	$0.64	$0.51	$0.28	$0.20	$0.28
Net income, basic	0.64	0.65	0.34	0.20	0.28
Net income, before extraordinary item, diluted	0.63	0.50	0.27	0.20	0.27
Net income, diluted	0.63	0.64	0.33	0.20	0.27
Cash dividends declared	0.13	0.03	—	—	—
Book value	8.15	7.84	6.80	6.49	6.22
Tangible book value	6.39	6.00	5.60	5.25	5.44

Per Share Data—Normalized:(1)
Net operating income, basic(3)	$0.64	$0.53	$0.28	$0.20	$0.28
Net operating income, diluted(3)	0.63	0.52	0.27	0.20	0.27

Performance Ratios:(1)
Return on average assets(2)	1.03%	0.83%	0.51%	0.42%	0.63%
Return on average equity(2)	7.91%	6.88%	4.16%	3.14%	4.64%
Return on average tangible assets(2)	1.06%	0.85%	0.53%	0.43%	0.64%
Return on average tangible equity(2)	10.22%	8.45%	5.10%	3.68%	5.33%
Net interest margin, taxable equivalent	5.09%	5.15%	4.83%	4.31%	4.53%
Efficiency ratio(2)	68.29%	71.77%	76.69%	79.64%	70.95%
Non-interest income to net interest income and non-interest income(2)	18.12%	17.95%	18.50%	19.41%	18.17%

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands, except per share amounts)

Performance Ratios—Normalized:(1)
Operating return on average assets(3)	1.03%	0.87%	0.51%	0.42%	0.63%
Operating return on average equity(3)	7.94%	7.20%	4.16%	3.14%	4.64%
Operating return on average tangible assets(3)	1.06%	0.89%	0.53%	0.43%	0.64%
Operating return on average tangible equity(3)	10.26%	8.84%	5.10%	3.68%	5.33%
Core efficiency ratio(4)	64.27%	66.34%	73.04%	76.76%	69.89%
Non-interest income, adjusted to net interest income and non-interest income, adjusted(3)	18.12%	17.23%	18.50%	19.41%	18.17%

Capital & Liquidity:(1)
Total equity to total assets	12.82%	13.30%	11.28%	12.79%	14.36%
Tangible equity to tangible assets	10.33%	10.51%	9.47%	10.61%	12.79%
Total loans to total deposits	91.93%	86.90%	92.48%	88.47%	90.66%

Asset Quality:(1)
Net charge-offs	$2,215	$2,374	$2,925	$2,688	$788
Net loans charged-off to average loans	0.28%	0.36%	0.57%	0.63%	0.25%
Non-accrual loans	$2,653	$1,314	$985	$183	$667
Other real estate owned	$1,982	$1,552	$2,338	$536	$—
Repossessed assets	$2,231	$1,891	$2,472	$143	$249
Non-performing assets (NPA)	$6,866	$4,757	$5,795	$862	$916
NPA to total assets	0.61%	0.46%	0.76%	0.13%	0.19%
Loans 90 days past due	$1,325	$1,042	$1,230	$2,194	$89
NPA + loans 90 days past due to total assets	0.72%	0.56%	0.92%	0.47%	0.21%
Allowance for loan losses to total loans	1.18%	1.35%	1.40%	1.22%	1.54%
Allowance for loan losses to NPA	145.21%	212.76%	143.43%	675.99%	585.37%

Period End Balances:(1)
Loans	$847,593	$748,659	$592,357	$478,013	$348,582
Intangible assets	31,341	32,463	15,274	15,704	8,532
Total assets	1,129,803	1,040,692	766,691	644,765	472,924
Deposits	922,001	861,507	640,526	540,304	384,483
Stockholders’ equity	144,788	138,389	86,445	82,438	67,933
Common stock market capitalization	204,796	171,950	105,833	105,808	75,743
Full-time equivalent employees	369	358	308	258	187
Common shares outstanding	17,762	17,654	12,705	12,702	10,914

Average Balances:(1)
Loans	$796,866	$657,928	$514,479	$422,332	$311,774
Intangible assets	31,699	19,924	15,296	11,507	7,202
Total earning assets	960,966	799,109	610,585	530,777	384,483
Total assets	1,081,375	866,946	676,381	578,258	415,810
Deposits	887,319	734,869	559,695	475,103	337,198
Stockholders’ equity	140,467	107,499	83,630	78,284	56,039
Shares outstanding—basic	17,315	14,618	12,705	12,190	9,415
Shares outstanding—diluted	17,680	14,910	12,912	12,328	9,533

(1)

Data includes our consolidated financial statements, including the following from their date of acquisition: First State Bank in July 2002; Premier National Bank in March 2003; National Bank of Commerce’s branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee in December 2003; Kenesaw Leasing and J&S Leasing in October 2004; and Jackson Bank & Trust in August 2005.

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

(5)	The extraordinary gains were recognized in conjunction with our acquisition of Kenesaw Leasing and J&S Leasing effective October 1, 2004.

(6)	Includes amortization expense of $1,021 thousand, $806 thousand, $797 thousand, $550 thousand and $102 thousand for core deposit intangibles for the years ended December 31, 2006, 2005, 2004, 2003, 2002, respectively. Core deposit intangibles represent the premiums paid for acquisitions core deposits and are amortized on an accelerated basis over 10 years. Also includes $50 thousand, $50 thousand and $8 thousand for licensing fee amortization for December 31, 2006, 2005 and 2004, respectively and $175 thousand and $73 thousand for non-compete amortization for December 31, 2006 and 2005, respectively.

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

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Return on average assets	1.03%	0.83%	0.51%	0.42%	0.63%
Effect of intangible assets	0.03%	0.02%	0.02%	0.01%	0.01%

Return on average tangible assets	1.06%	0.85%	0.53%	0.43%	0.64%

Return on average equity	7.91%	6.88%	4.16%	3.14%	4.64%
Effect of intangible assets	2.31%	1.57%	0.94%	0.54%	0.69%

Return on average tangible equity	10.22%	8.45%	5.10%	3.68%	5.33%

Return on average assets	1.03%	0.83%	0.51%	0.42%	0.63%
Effect of non-recurring items	—	0.04%	—	—	—

Operating return on average assets	1.03%	0.87%	0.51%	0.42%	0.63%
Effect of average intangible assets	0.03%	0.02%	0.02%	0.01%	0.01%

Operating return on average tangible assets	1.06%	0.89%	0.53%	0.43%	0.64%

Return on average equity	7.91%	6.88%	4.16%	3.14%	4.64%
Effect of non-recurring items	0.03%	0.32%	—	—	—

Operating return on average equity	7.94%	7.20%	4.16%	3.14%	4.64%
Effect of average intangible assets	2.32%	1.64%	0.94%	0.54%	0.69%

Operating return on average tangible equity	10.26%	8.84%	5.10%	3.68%	5.33%

Total equity to total assets	12.82%	13.30%	11.28%	12.79%	14.36%
Effect of intangible assets	(2.49)%	(2.79)%	(1.81)%	(2.18)%	(1.57)%

Tangible equity to tangible assets	10.33%	10.51%	9.47%	10.61%	12.79%

Efficiency ratio	68.29%	71.77%	76.69%	79.64%	70.95%
Effect of non-recurring items	(0.11)%	(1.32)%	—	—	—
Effect of non-cash items	(2.83)%	(3.12)%	(2.66)%	(1.99)%	(0.37)%
Effect of net interest income, tax equivalent adjustment	(1.08)%	(0.99)%	(0.99)%	(0.89)%	(0.69)%

Core efficiency ratio	64.27%	66.34%	73.04%	76.76%	69.89%

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands, except per share amounts)
Non-interest expense	$40,017	$35,373	$27,128	$22,278	$14,915
Corporate headquarters relocation costs	(64)	—	—	—	—
Severance	—	(157)	—	—	—
Impairment of long-lived assets	—	(308)	—	—	—
Jackson Bank & Trust integration costs and other	—	(234)	—	—	—
Reinsurance underwriting expense	—	(238)	—	—	—

Non-interest expense, adjusted	$39,953	$34,436	$27,128	$22,278	$14,915

Non-interest income	$10,617	$8,847	$6,544	$5,429	$3,819
Recovery on previously disposed repossessed asset	—	(173)	—	—	—
Reinsurance underwriting revenue	—	(254)	—	—	—

Non-interest income, adjusted	$10,617	$8,420	$6,544	$5,429	$3,819

Net income	$11,112	$9,571	$4,267	$2,456	$2,602
Extraordinary gain, net of tax	—	(2,175)	(785)	—	—
Non-recurring expenses (income), net of tax	44	346	—	—	—

Net operating income, net of tax	$11,156	$7,742	$3,482	$2,456	$2,602

Per Common Share:
Book value	$8.15	$7.84	$6.80	$6.49	$6.22
Effect of intangible asset	(1.76)	(1.84)	(1.20)	(1.24)	(0.78)

Tangible book value	$6.39	$6.00	$5.60	$5.25	$5.44

Net income, basic	$0.64	$0.65	$0.34	$0.20	$0.28
Effect of extraordinary and non-recurring items, net of tax	—	(0.12)	(0.06)	—	—

Net operating income, basic	$0.64	$0.53	$0.28	$0.20	$0.28

Net income, diluted	$0.63	$0.64	$0.33	$0.20	$0.27
Effect of extraordinary and non-recurring items, net of tax	—	(0.12)	(0.06)	—	—

Net operating income, diluted	$0.63	$0.52	$0.27	$0.20	$0.27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Retroactive adjustments have been made to all per share data for two stock splits: (1) a 12-for-10 stock split effected on December 22, 2004 which resulted in the par value decreasing from $0.0083 to $0.0069 per share, and (2) a 12-for-10 stock split effected on June 16, 2003, which resulted in the par value decreasing from $0.01 to $0.0083 for accounting purposes. We have rounded the par value to $0.01 per share for presentation purposes.

Year Ended December 31, 2006

The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2006 and 2005, and results of operations for the three years ended December 31, 2006 as reflected in the audited financial statements.

Overview

As of December 31, 2006, we had total consolidated assets of approximately $1.1 billion, total loans of approximately $847.6 million, total deposits of approximately $922.0 million, and stockholders’ equity of approximately $144.8 million. In 2006, our net income was $11.1 million, resulting in basic and diluted net income of $0.64 and $0.63 per share, respectively.

As of December 31, 2005, we had total consolidated assets of approximately $1.0 billion, total loans of approximately $748.7 million, total deposits of approximately $861.5 million, and stockholders’ equity of approximately $138.4 million. In 2005, our net income, after recognizing an extraordinary gain, net of tax, of $2.2 million was $9.6 million, resulting in basic and diluted net income of $0.65 and $0.64 per share, respectively. The extraordinary gain was recognized as a result of a purchase accounting adjustment related to the acquisition of our leasing companies in October 2004. The gain resulted from the elimination of a tax liability when it became increasingly evident after ongoing discussions with the seller and the preparation of our respective tax returns for 2004, that the obligation for the payment was too remote to be carried on our books as a specific obligation.

Net interest income and non-interest income for 2006 increased by $7.5 million and $1.8 million respectively, while non-interest expense, including provision for loan losses, increased by $3.9 million as compared to 2005. Income increases outpaced expense increases as a result of the additional earning assets acquired through our acquisition and branching activity during 2006 and 2005. Our efficiency ratio improved in 2006 to 68.3% compared to 71.8% in 2005 and 76.7% in 2004. We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses, as well as evaluating staff levels with particular emphasis on our branches. We completed our corporate headquarters in downtown Chattanooga, Tennessee in the fourth quarter of 2006. In 2007, we anticipate opening de novo branches in Cookeville, Tennessee and Cleveland, Tennessee as well as a loan production office in Marietta, Georgia.

Net interest margin in 2006 was 5.09% or 6 basis points lower as compared to the prior period of 5.15%. The net interest margin of our peer group (as reported on the December 31, 2006 Uniform Bank Performance Report) was unchanged at 4.13% for 2006 and 2005. Our margin declined as expected due to the inclusion of Jackson Bank and the increase in deposit yields due to highly competitive market conditions, the flat yield curve interest rate environment and the lag in CD repricing. While our net interest margin remains among the highest of our peer group, we expect our margin to decline in the first half of 2007 due to continuing changes in the mix of deposits to high-yielding products including retail and jumbo certificates of deposits. Furthermore, by the end of the second quarter, a majority of the CD portfolio will have renewed at current market rates from previously lower rates when we were in a different point of the interest rate cycle. We anticipate the margin to stabilize in the second half of 2007.

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

Results of Operations

We reported net income for 2006 of $11.1 million versus net income for 2005 of $9.6 million after the recognition of extraordinary gains in 2005 of $2.2 million. Net income for 2004 was $4.3 million after the recognition of extraordinary gain, net of tax, of $785 thousand. In 2006, basic net income per share was $0.64 on approximately 17.3 million shares and diluted net income per share was $0.63 on approximately 17.7 million weighted average shares outstanding. In 2005, basic net income per share was $0.65 on approximately 14.6 million shares and diluted net income per share was $0.64 on approximately 14.9 million weighted average shares outstanding. In 2004, basic net income per share was $0.34 on approximately 12.7 million shares and diluted net income per share was $0.33 on approximately 12.9 million weighted average shares outstanding.

Net income in 2006 was above the 2005 level as a result of (1) a full year inclusion of Jackson Bank which was acquired in August 2005, (2) our branching and deposit gathering activities, and (3) improving our core efficiency by growing revenue faster than expenses. Our overhead also increased in 2006 because of our Jackson Bank acquisition and completion of the corporate headquarters in the fourth quarter. As of December 31, 2006, we had 38 banking offices, including the headquarters, three leasing offices and 369 full time equivalent employees. Although, we expect to continue to expand our branch network and our employee force in 2007, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs and occupancy, salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2006	Change From Prior Year	Percent Change	2005	Change From Prior Year	Percent Change	2004	Change From Prior Year	Percent Change
	(dollar amounts in thousands)
Gross interest income	$75,127	$18,823	33.4%	$56,304	$18,715	49.8%	$37,589	$6,146	19.6%
Gross interest expense	27,145	11,282	71.1%	15,863	7,104	81.1%	8,759	(138)	(1.6)%

Net interest income	47,982	7,541	18.6%	40,441	11,611	40.3%	28,830	6,284	27.9%
Provision for loan losses	2,184	(738)	(25.3)%	2,922	(477)	(14.0)%	3,399	1,277	60.2%

Net interest income after provision for loan losses	45,798	8,279	22.1%	37,519	12,088	47.5%	25,431	5,007	24.5%
Noninterest income	10,617	1,770	20.0%	8,847	2,303	35.2%	6,544	1,115	20.5%
Noninterest expense	40,017	4,644	13.1%	35,373	8,245	30.4%	27,128	4,850	21.8%

Income before income taxes	16,398	5,405	49.2%	10,993	6,146	126.8%	4,847	1,272	35.6%
Income tax provision	5,286	1,689	47.0%	3,597	2,232	163.5%	1,365	246	22.0%

Income before extraordinary item	11,112	3,716	50.2%	7,396	3,914	112.4%	3,482	1,026	41.8%
Extraordinary gain on business combination, net of income tax	—	(2,175)	(100.0)%	2,175	1,390	177.1%	785	785	100.0%

Net income	$11,112	$1,541	16.1%	$9,571	$5,304	124.3%	$4,267	$1,811	73.7%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2006, net interest income was $48.0 million or 19% more than the 2005 level of $40.4 million, which in turn was 40% more than the 2004 level of $28.8 million.

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

Interest income in 2006 was $75.1 million, a 33% increase over the 2005 level of $56.3 million, which was a 50% increase over the 2004 level of $37.6 million. Year-to-year increases since 2004 are due to the annual increases in the volume of earning assets. Average earning assets in 2006 were $961.0 million, an increase of

$161.9 million or 20% from 2005 average earning assets. The increase from 2004 to 2005 was $188.5 million or 31%. The tax equivalent yield on earning assets increased 78 basis points in 2006 to 7.92% from 7.14% in 2005, which was 88 basis points higher than 2004. The changes in the yield rates relate to our changing the mix of earning assets and the Federal Reserve Board changing the federal funds rate and discount rate.

Total interest expense was $27.1 million in 2006 compared to $15.9 million in 2005 and to $8.8 million in 2004. The increase in interest expense in 2006 is primarily due to raising interest rates on deposits and the additional volume of interest bearing liabilities, which includes the impact of Jackson Bank for the full year. The increase in interest expense in 2005 was primarily due to the additional volume of interest bearing liabilities. The average rate paid on average interest-bearing liabilities increased 103 basis points to 3.55% for 2006 from 2.52% in 2005 and increased 70 basis points from 1.82% in 2004 to 2.52% in 2005. The rate increase is a reflection of the market conditions in 2006. Average interest bearing liabilities increased $136.0 million or 22% in 2006 compared to 2005 and $148.6 million in 2005 or 31% compared to 2004. The significant increase in interest bearing liabilities in 2006 was due to our market penetration and the full year of Jackson Bank. The increase in 2005 was due to our market penetration, the acquisition of Jackson Bank and the issuance of brokered CDs. We primarily use brokered CDs to match fund our leasing portfolio. Average total deposits grew $152.5 million or 21% to $887.3 million in 2006 and increased $175.2 million or 31% to $734.9 million in 2005. Absent any competitive pricing pressures, we feel that our average rate paid on interest bearing liabilities will level off in the second half of the year as our time deposits mature and reprice at current market rates, which have stabilized since the Federal Reserves rate increase initiative ended in June of 2006.

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

First Security’s net interest rate spread (on a tax equivalent basis) was 4.37% in 2006, 4.62% in 2005 and 4.44% in 2004, while the net interest margin (on a tax equivalent basis) was 5.09% in 2006, 5.15% in 2005 and 4.83% in 2004. The decrease in the net interest spread and net interest margin for 2006 was primarily due to (1) the Jackson Bank acquisition and (2) the rates on interest bearing deposits increasing at a faster pace than the yields on earning assets due to the competition for deposits in our markets, the flat to inverted yield curve interest rate environment, and the lag in CD repricing. The increased net interest margin from 2004 to 2005 was due to (1) our earning assets repricing faster than our interest bearing liabilities in an increasing interest rate environment, (2) changes in the mix of our earning assets and (3) the acquisition of Kenesaw Leasing and J&S Leasing in October 2004, which added approximately 45 basis points to our net interest margin at that time. In 2007, we believe our net interest margin will continue to decrease before stabilizing in the second half of the year due to the continued competition for deposits. Average interest bearing liabilities as a percentage of average earning assets was 80% in 2006, 79% in 2005 and 79% in 2004.

In 2004, the Federal Reserve Board raised the federal funds rate five times by a total of 125 basis points, from 1.00% to 2.25%. In 2005, the Federal Reserve Board raised the target federal funds rate eight times by a total of 200 basis points to 4.25%. In 2006, the Federal Reserve Board raised the target federal funds rate four times by a total of 100 basis points to 5.25%.

The following table summarizes net interest income and average yields and rates paid for the years ended December 31, 2006, 2005 and 2004.

Average Consolidated Balance Sheets and Net Interest Analysis

Fully Tax-Equivalent Basis

	For the Years Ended,
	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollar amounts in thousands) (fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income(1) (2)	$796,866	$67,996	8.53%	$657,928	$50,792	7.72%	$514,479	$34,340	6.67%
Debt securities—taxable	114,518	5,350	4.67%	91,885	3,698	4.02%	64,833	2,239	3.45%
Debt securities—non-taxable(2)	42,673	2,448	5.74%	32,455	1,892	5.83%	21,387	1,381	6.46%
Fed funds sold and other earning assets	6,909	306	4.43%	16,841	641	3.81%	9,886	150	1.52%

Total earning assets	960,966	76,100	7.92%	799,109	57,023	7.14%	610,585	38,110	6.26%

Allowance for loan losses	(10,241)			(9,444)			(6,044)
Intangible assets	31,699			19,924			15,296
Cash & due from banks	26,125			21,666			21,259
Premises & equipment	33,060			27,652			25,514
Other assets	39,766			28,039			9,771

Total assets	$1,081,375			$886,946			$676,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$70,125	$589	0.84%	$64,054	$433	0.68%	$52,104	183	0.35%
Money market accounts	105,557	2,574	2.44%	112,681	1,958	1.74%	100,952	1,030	1.02%
Savings deposits	38,243	287	0.75%	34,606	180	0.52%	32,789	114	0.35%
Time deposits > $100	182,764	8,378	4.58%	124,008	4,136	3.34%	96,433	2,522	2.62%
Time deposits < $100	245,140	10,417	4.25%	182,629	5,645	3.09%	162,221	3,988	2.46%
Brokered CDs	85,545	3,649	4.27%	84,844	2,987	3.52%	7,466	263	3.52%
Federal funds purchased	6,563	347	5.29%	5,369	162	3.02%	4,686	88	1.88%
Repurchase agreements	19,290	395	2.05%	15,896	137	0.86%	13,672	88	0.64%
Other borrowings	12,277	509	4.15%	5,372	225	4.19%	10,494	483	4.60%

Total interest bearing liabilities	765,504	27,145	3.55%	629,459	15,863	2.52%	480,817	8,759	1.82%

Net interest spread		$48,955	4.37%		$41,160	4.62%		$29,351	4.44%

Noninterest bearing demand deposits	159,945			132,047			107,730
Accrued expenses and other liabilities	15,459			17,941			4,204
Stockholders’ equity	142,371			108,084			83,849
Accumulated other comp (loss) income	(1,904)			(585)			(219)

Total liabilities and stockholders’ equity	$1,081,375			$886,946			$676,381

Impact of noninterest bearing sources and other changes in balance sheet composition			0.72%			0.53%			0.39%

Net interest margin			5.09%			5.15%			4.83%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)	Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $973 thousand, $719 thousand and $521 thousand for the three years ended December 31, 2006, 2005 and 2004.

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	2006 compared to 2005 increase (decrease) in interest income and expense due to changes in:			2005 compared to 2004 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollar amounts in thousands)
Earning assets:
Loans, net of unearned income	$10,726	$6,478	$17,204	$9,575	$6,877	$16,452
Debt Securities—taxable	911	741	1,652	934	525	1,459
Debt securities—non-taxable	596	(40)	556	715	(204)	511
Fed funds sold and other earning assets	(378)	43	(335)	106	385	491

Total earning assets	11,855	7,222	19,077	11,330	7,583	18,913

Interest bearing liabilities:
NOW accounts	41	115	156	42	208	250
Money market accounts	(124)	740	616	120	808	928
Savings deposits	19	88	107	6	60	66
Time deposits > $100	1,960	2,282	4,242	721	893	1,614
Time deposits < $100	1,932	2,840	4,772	502	1,155	1,657
Brokered CD’s	25	637	662	2,726	(2)	2,724
Federal funds purchased	36	149	185	13	61	74
Repurchase agreements	29	229	258	14	35	49
Other borrowings	289	(5)	284	(236)	(22)	(258)

Total interest bearing liabilities	4,207	7,075	11,282	3,908	3,196	7,104

Increase in net interest income	$7,648	$147	$7,795	$7,422	$4,387	$11,809

Provision for Loan Losses

The provision for loan losses charged to operations during 2006 was $2.2 million compared to $2.9 million in 2005 and $3.4 million in 2004. In 2006, net charge-offs totaled $2.2 million, which is a decrease of $159 thousand as compared to 2005 charge-offs of $2.4 million. Charge-offs in 2004 were $2.9 million. Net charge-offs as a percentage of average loans were 0.28% in 2006, 0.36% in 2005 and 0.57% in 2004 and our Bank’s peer group averages (as reported in the December 31, 2006 Uniform Bank Performance Report) were 0.13%, 0.16% and 0.17% in 2006, 2005 and 2004, respectively.

The decrease in our provision for loan losses in 2006 relative to 2005 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. As a result of our analysis, we determined during the fourth quarter of 2006 that we had adequately provided to absorb potential credit losses and as a result reduced our provision expense for the remainder of 2006 to reflect this improvement in credit quality. Management will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at March 31, 2007, or sooner if necessary, and the provision expense will be adjusted accordingly, if necessary. We anticipate that during 2007 our provision expense for loan losses may increase due to projected loan growth. Our loan pipeline remains strong and we anticipate organic loan growth in 2007 will be consistent with the 2006 level of 13% as a result of our branching and marketing activities.

The loan portfolio increased by $98.9 million or 13% from year-end 2005 compared to an increase of $156.3 million from year-end 2004 to year-end 2005. In 2005 we acquired approximately $104.3 million in loans in our acquisition of Jackson Bank. Excluding maturities, prepayments, and payoffs of the purchased loans, our organic loan growth in 2005 was approximately $52.0 million or 9%.

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

During 2006 we made further improvements in our methodology and analysis of the loan loss reserve and are in process of implementing additional improvements which complies with recently communicated interagency regulatory guidance. In addition to analyzing significant problem loans for possible deficiencies in sources of repayment, we also analyzed the loss history in specific pools of criticized and classified loans. We then used this loss history to estimate the amount of loan loss coverage necessary for the smaller problem loans not specifically analyzed. We also analyze our loan portfolio by product and compare our actual loss history with that reported by our peer banks.

Our primary grouping of loans that are specifically analyzed for loss potential and specific reserves are as follows:

1.	Significant Classified Loans: Significant classified loans generally include those loans with a risk rating of substandard and a total exposure exceeding $500 thousand, as well as all loans with a risk rating of doubtful. For this loan group, management estimates the specific potential losses based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. If management believes or an outside third party’s valuation indicates that the value of the secondary sources of repayment is less than the balance of the total corporate exposure, then a specific reserve is established or if appropriate, the deficiency is charged off against the allowance. The definition of both substandard and doubtful risk ratings are outlined in item 2 below.

2.	Other Classified and Criticized Loans: We reserve for loan pools that are criticized and classified, but are not considered “significant,” as described in item 1 above, using flat percentages depending on the pool’s risk rating and also the loss history of the specific pools of criticized and classified loans. For this group, we analyze the geographic loan pools as follows:

i.	Loans with Risk Ratings of Special Mention: We reserve for special mention loans using a flat percentage of 4.96% based upon the loss history experienced in this pool of loans for the previous 18 months. We refer to this analysis of these pools as “vintage analysis”. For leases we are using a flat 3% since this is a collateralized product. The special mention risk rating is considered a criticized loan and is not considered as severe as a classified loan risk rating. Special mention loans are loans that must be followed closely because of identified potential weakness(es), which if not checked and corrected, could result in an unacceptable increase in credit risk at some future date. These loans may be characterized by:

Loans to Businesses:

•	Downward trend in sales, profit levels and margins

•	Impaired working capital position compared to industry

•	Cash flow strained in order to meet debt repayment schedule

•	Technical defaults due to noncompliance with financial covenants

•	Recurring trade payable slowness

•	High leverage compared to industry average with shrinking equity cushion

•	Questionable abilities of management

•	Weak industry conditions

•	Inadequate or outdated financial statements; if audited, adverse opinion may be issued

Loans to Businesses or Individuals:

•	Loan delinquencies and overdrafts may occur

•	Original source of repayment questionable

•	Documentation deficiencies may not be easily correctable

•	Loan may need to be restructured

•	Collateral or guarantor offers adequate protection

•	Unsecured debt to tangible net worth is excessive

ii.	Loans with Risk Ratings of Substandard: We reserve for substandard loans that are generally less than $500 thousand using 6.10% based on the 18 month vintage analysis testing results. Substandard leases are reserved at 10%. Substandard loans are loans that reflect significant deficiencies with specifically identified and well defined weaknesses due to severely adverse trends of a financial, economic, or managerial nature. For substandard loans, a protracted work-out is likely due to the following factors, in addition to those listed for special mention loans:

Loans to Businesses:

•	Sustained losses which have severely eroded equity and cash flows

•	Concentration in illiquid assets

•	Serious management problems or internal fraud

•	Chronic trade payable slowness; may be placed on COD or collection by trade creditor

•	Inability to access other funding sources

•	Financial statements with adverse opinion or disclaimer; may be received late

•	Insufficient documented cash flows to meet contractual debt service requirements

Loans to Businesses or Individuals:

•	Chronic or severe delinquency or has met the retail classification standards which is generally past dues greater than 90 days

•	Original repayment terms liberalized due to inability to meet original terms

•	Frequent overdrafts

•	Likelihood of bankruptcy exists

•	Serious documentation deficiencies

•	Reliance on secondary sources of repayment which are presently considered adequate

•	Demand letter sent

•	Litigation may have been filed against the borrower

•	Interest non-accrual may be warranted

iii.	Loans with Risk Ratings of Doubtful: We analyze doubtful loans individually to determine our best estimate of loss based upon the most recent assessment of all available sources of repayment. The amount of the estimated loss is then specifically reserved in a separate component of the allowance of loan loss reserve. Doubtful loans are loans where the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Doubtful loans must be placed on non-accrual, and the principal balance charged down to estimated collectable value, or a full or partial reserve must be allocated. In addition to the characteristics listed for substandard loans, the following characteristics apply to doubtful loans:

Loans to Businesses:

•	Normal operations are severely diminished or have ceased

•	Seriously impaired cash flow

•	Numerous exceptions to loan agreement

•	Outside accountant questions entity’s survivability as a “going concern”

•	Financial statements may be received late, if at all

•	Material judgments filed

•	Collection of principal and interest is impaired

•	Collateral/Guarantor may offer inadequate protection

•	Possibility of partial loss exists

Loans to Businesses or Individuals:

•	Original repayment terms materially altered

•	Secondary source of repayment is inadequate

•	Asset liquidation may be in process with all efforts directed at debt retirement

•	Documentation deficiencies not correctable

iv.	Loans with Risk Ratings of Loss: We reserve loss loans at 100% of the loan balance pursuant to our loan policy. Loss loans are loans of such limited value that they do not merit continuance as an acceptable asset, and therefore must be charged-off in full in the fiscal quarter this grade is assigned. As of December 31, 2006, December 31, 2005 and December 31, 2004, we did not have any loans risk rated as loss that had not been previously charged off.

3.	Unclassified and Uncriticized Loans: In our analysis of these loan pools, we establish our reserves using our historical average net charge-off base for loans for the prior six years. As of December 31, 2006, our historical six year average net charge-off rate for loans and three to five year historical charge-off rate for leases was approximately 0.36% and 1.13%, respectively.

4.	We also analyzed the loan portfolio (excluding criticized and classified loans) based upon six categories that may increase the risk of loss in the portfolio. The six categories include:

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

*	For the year ended December 31, 2006, we provided additional provision for this category. During 2007, we will have adequate data and further provision for a lack of vintage analysis may not be necessary.

Noninterest Income

Total noninterest income for 2006 was $10.6 million, compared to $8.8 million in 2005 and $6.5 million in 2004. We experienced solid organic growth of approximately 16% year over year. In 2006 and 2005, Jackson Bank contributed approximately $1.0 million and $547 thousand, respectively, in non-interest income. The following table presents the components of noninterest income for years ended December 31, 2006, 2005 and 2004.

Noninterest Income

	For the Years Ended
	2006	Percent Change	2005	Percent Change	2004
	(dollar amounts in thousands)
NSF fees	$3,874	18.0%	$3,284	13.1%	$2,903
Service charges on deposit accounts	969	3.4%	937	(3.4)%	970
Mortgage loan and related fees	1,446	(1.5)%	1,468	9.2%	1,344
Net (loss) gain on sales of available for sale securities	(197)	(68.4)%	(117)	(239.3)%	84
Other income	4,525	38.2%	3,275	163.5%	1,243

Total noninterest income	$10,617	20.0%	$8,847	35.2%	$6,544

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $4.8 million, or 46% of total noninterest income for 2006 compared with $4.2 million, or 48% of total noninterest income for 2005, compared with $3.9 million or 59% for 2004. In addition to standard NSF fees, we offer a “bounce protection” program that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee. This program and our growing deposit base caused our NSF fee income to increase from 2004 to 2006. Organic growth of NSF fees was $236 thousand or 8% and $82 thousand or 3% for 2006 and 2005, respectively. Effective January 1, 2005, we decreased the amount of time that we may hold an overdraft prior to charging it off from 60 days to 45 days to begin more aggressive recovery efforts earlier in the process. As a result of this change, our NSF fees for 2005 remained relatively consistent as compared to 2004, excluding the positive impact of $299 thousand of NSF fees from Jackson Bank in 2005. Service charges on deposit accounts decreased on an organic basis in 2006 as compared to 2005 and 2004 due to (1) an increase in the average balance of checking and savings accounts thus decreasing the amount of service charges assessed to the customer, (2) an increase in “free checking” due to competitive pressures and (3) a reduction in commercial account analysis charges due to increases in the crediting rate which often occur in a rising interest rate environment. At year-end 2006 and 2005 we had 42,323 and 42,199 transaction and savings accounts, respectively. We increased our transaction accounts by nearly 1,200 accounts while savings accounts decreased by approximately 1,000. This was due to the shift from savings accounts to higher yielding CDs.

Mortgage loan and related fees for 2006 were $1.4 million, compared to $1.5 million in 2005 and to the 2004 level of $1.3 million. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $88.9 million in 2006. Mortgages sold in the secondary market totaled $84.6 million in 2006. In 2005, we originated and sold approximately $85.3 million of residential mortgages; and in 2004 we originated and sold approximately $80.7 million of residential mortgages. We sold these loans with the right to service the loans (the servicing asset) being released to the purchaser for a fee.

Other income for 2006 was $4.5 million, compared to the 2005 level of $3.3 million and the 2004 level of $1.2 million. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, earnings of bank-owned life insurance, trust fee income, underwriting revenue, safe deposit box fee income and gains on sales of other real estate, repossessions, leased equipment and premises and equipment.

In 2005, we recognized certain other non-interest income, which we consider not to be in the normal course of business or recurring in nature. Adjusting for the 2005 non-recurring items, other noninterest income increased $1.7 million or 59% in 2006.

Earnings on bank-owned life insurance increased $333 thousand or 62%, reflecting a full year of earnings on the $17.3 million of life insurance purchased in the first half of 2005 and the assumption of $3.3 million through the Jackson Bank acquisition in August of 2005. Trust fee income increased $205 thousand or 109% from 2005. Point of service income increased $205 thousand or 35%, and gains on sales of foreclosed and repossessed property, leased equipment, and premises and equipment increased $614 thousand, excluding the above mentioned non-recurring $170 thousand gain in 2005.

Noninterest Expense

Total noninterest expense for 2006 was $40.0 million, compared to $35.4 million in 2005 and to $27.1 million in 2004. Noninterest expense for 2006 and 2005 included increases of approximately $2.7 million and $4.7 million, respectively in salaries and benefits as a result of growth within our core banking markets and the acquisitions of Jackson Bank in August 2005 and Kenesaw Leasing and J&S Leasing in October 2004. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense for 2007 as a result of our branching activities. The following table represents the components of noninterest expense for the years ended December 31, 2006, 2005 and 2004.

Noninterest Expense

	For the Years Ended
	2006	Percent Change	2005	Percent Change	2004
	(dollar amounts in thousands)
Salaries & benefits	$22,108	13.8%	$19,428	31.5%	$14,776
Occupancy	3,169	16.3%	2,725	34.0%	2,033
Furniture and equipment	3,444	19.5%	2,881	29.3%	2,229
Professional fees	1,927	41.3%	1,364	18.4%	1,152
Data processing	1,327	11.6%	1,189	1.0%	1,177
Printing & supplies	527	0.4%	525	(12.1)%	597
Communications	801	32.4%	605	13.9%	531
Advertising	437	(28.4)%	610	22.5%	498
Intangible asset amortization	1,246	34.1%	929	16.6%	797
Other expense	5,031	(0.2)%	5,117	53.3%	3,338

Total noninterest expense	$40,017	13.1%	$35,373	30.4%	$27,128

Total salaries and benefits increased 13.8% in 2006 as compared to 2005. The increase in salaries and benefits is related to our staff additions to accommodate our growth, as well as the acquisition of Jackson Bank in the third quarter of 2005. The Jackson Bank acquisition resulted in approximately $1.2 million of the overall increase in salaries and benefits in 2006. As of December 31, 2006, we had 38 full service banking offices and three leasing offices with 369 full-time equivalent employees; as of December 31, 2005, we had 37 full service banking offices and four leasing offices with 358 full-time equivalent employees; and as of December 31, 2004, we had 30 full service banking offices, one loan production office and four leasing offices with 308 full time equivalent employees. In 2007, we are budgeting to add a de novo branch in Cookeville, Tennessee as well as an additional branch in Cleveland, Tennessee. We anticipate both branches opening in the second quarter. The de novo branches along with the corporate headquarters that opened in December 2006 will increase non-interest expense in 2007.

Total occupancy expense for 2006 increased by 16.3% compared with 2005, which was 34.0% more than total occupancy expense in 2004. The increase in 2006 was primarily due to a full year of the five Jackson Bank branches which accounted for approximately $260 thousand or 59% of the overall $444 thousand or 16.3% increase. The increase in 2005 was primarily due to a full year of expense related to opening three de novo branches in the second half of 2004 and two de novo branches in the fourth quarter of 2005. The increase in 2004 was due to our opening six de novo branches and assuming three facility leases through our acquisition of Kenesaw Leasing and J&S Leasing. As of December 31, 2006, we leased 13 facilities and the land for four branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense and communication expense increased in 2006 due to a full year of Jackson Bank’s five branches. The increase in 2005 was due to de novo branch additions and the acquisition of Jackson Bank and the leasing companies. The increase in 2004 was due to the acquisition of the leasing companies and our de novo branching additions.

Professional fees increased by $563 thousand or 41.3% from 2005 to 2006. Professional fees include fees related to investor relations, outsourcing internal audit, loan review, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes-Oxley Act of 2002), tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties. The increase in 2006 primarily relates to additional investor relations expense and SOX Section 404 testing. The increase in 2005 primarily relates to legal fees, investor relation fees associated with being a NASDAQ listed company and external audit and tax services.

Data processing expense increased $138 thousand or 11.6% in 2006 as compared to 2005. The monthly fees associated with data processing are primarily based on transaction volume. The increase in 2006 is primarily related to certain credit administration software costs and the increase in transaction volume with the full year of Jackson Bank. The credit administration software (Baker Hill) provides risk analysis for retail loan applications. This program was implemented throughout all markets during 2007. We anticipate data processing expense to increase as we continue to grow.

Intangible asset amortization increased by $317 thousand or 34.1% in 2006 as compared to 2005 and $132 thousand or 16.6% in 2005 compared to 2004. The increase in 2006 is due to the full year of expense associated with the non-compete and core deposit intangible asset associated with the Jackson Bank acquisition. The increase in 2005 is a result of the Jackson Bank acquisition in August 2005. Amortizing intangible assets include core deposit intangible assets, a license fee agreement, and a non-compete agreement. The core deposit intangible assets amortize on an accelerated basis over an estimated useful life of 10 years. The license fee agreement relates to operating the Primer Banco Seguro branches within our market. The original life of 10 years was reduced to 5 years during 2005 when we recorded an impairment charge, which was recorded to other noninterest expense. The non-compete agreement is amortizing on a straight-line basis of the useful life of 4 years.

Each year, goodwill is evaluated for possible impairment. To date, no indications of impairment have been identified, thus no impairment expense has been recorded.

The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2007	2008	2009	2010	2011
	(in thousands)
Core deposit intangible amortization expense	$760	$602	$513	$465	$444
Covenant not to compete	175	102	—	—	—
License fee agreement amortization expense	50	50	42	—	—

Total amortization expense	$985	$754	$555	$465	$444

Other expense decreased $86 thousand or (0.2)% in 2006 as compared to 2005 and increased 53% in 2005 as compared to 2004. Other expense in 2005 includes $427 thousand in costs that are not considered to be in the normal course of business or recurring in nature. These costs were offset by increases in normal operating items as a function of our growth in 2006. The increase in 2005 is primarily a function of our increased branching activities combined with the acquisition of the leasing companies in October 2004 and Jackson Bank in August 2005.

Income Taxes

We recorded income tax expense of $5.3 million in 2006, compared with $3.6 million in 2005 and $1.4 million in 2004. Our effective tax rates for 2006, 2005 and 2004 were 32%, 33% and 28%, respectively. Barring legislative tax changes, we anticipate our effective tax rate to remain stable in 2007. As of December 31, 2006, our net deferred tax liability was $648 thousand and as of December 31, 2005, it was $960 thousand.

Statement of Financial Condition

We ended 2006 with consolidated assets of $1.1 billion, a 9% increase over the year-end 2005 level of $1.0 billion, which was a 36% increase over the year-end 2004 level of $766.7 million. Our loan and investment security growth is directly related to deposit growth and the funds available to us for investment. In 2006 our consolidated asset growth remained consistent with the organic growth of 2005, while our loan portfolio increased 13%. The growth is due to (1) our branching and deposit gathering activities and (2) utilizing our available alternative funding sources. In 2005 our consolidated assets increased due to (1) our branching and deposit gathering activities, (2) our acquisition of Jackson Bank, which had approximately $186.7 million in assets on the acquisition date and (3) our initial public offering. In 2004 our consolidated assets increased due to (1) our branching and deposit gathering activities and (2) our acquisition of Kenesaw Leasing and J&S Leasing, which we funded by issuing brokered CDs. In 2005 we opened two de novo bank branches and assumed five bank branches in our acquisition of Jackson Bank. In 2004 we opened six de novo bank branches and assumed four leasing offices through our acquisition of Kenesaw Leasing and J&S Leasing. In 2007 we expect our assets to continue growing because we plan to (1) further leverage our existing bank branches, (2) build two new de novo branches and one loan production office and (3) actively pursue additional acquisitions of existing banks and bank branches.

We continue to seek means to enhance our core deposit market share through acquisitions and further branching to the extent our capital will enable us to do so.

Loans

Our loan demand continues to be strong. Total loans increased 13% from year-end 2005 to year-end 2006 and increased 26% from year-end 2004 to year-end 2005. The increase in loans in 2006 is attributable to strong organic growth from the efforts of our branching and lending teams. The increase in loans in 2005 is attributable to (1) our acquisition of Jackson Bank which contributed approximately $104.3 million and (2) organic growth of $52.0 million, which resulted from our branching efforts along with the efforts of our lending team. The increase in loans in 2004 is attributable to (1) our acquisition of Kenesaw Leasing and J&S Leasing which added approximately $60.6 million and (2) organic growth of $53.7 million, which resulted from our branching efforts along with the efforts of our lending team. We believe that general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity. The following table presents a summary of the loan portfolio by category for the last five years.

Loans Outstanding

	As of December 31,
	2006	Percent Change	2005	Percent Change	2004	Percent Change	2003	Percent Change	2002	Percent Change
	(dollar amounts in thousands)
Commercial—leases, net of unearned	$52,039	(17.7)%	$63,205	4.9%	$60,228	100.0%	$—	—	$—	—
Commercial—loans	121,385	11.4%	108,974	21.8%	89,440	(12.2)%	101,859	(3.0)%	105,010	8.6%
Real estate— construction	173,652	48.0%	117,352	52.0%	77,209	88.1%	41,039	50.9%	27,202	44.6%
Real estate—mortgage	430,385	10.0%	391,126	32.0%	296,202	14.7%	258,163	71.5%	150,490	29.6%
Installment loans to individuals	67,858	4.9%	64,694	(3.4)%	66,940	(10.8)%	75,013	16.8%	64,201	8.4%
Other	2,274	(31.3)%	3,308	41.5%	2,338	20.6%	1,939	15.5%	1,679	1050.0%

Total Loans	$847,593	13.2%	$748,659	26.4%	$592,357	23.9%	$478,013	37.1%	$348,582	19.8%

Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

Loans by Collateral Type

	As of December 31,
	2006	% of Loans	2005	% of Loans	2004	% of Loans	2003	% of Loans	2002	% of Loans
	(dollar amounts in thousands)
Secured by real estate:
Construction and land development	$173,652	20.5%	$117,352	15.7%	$77,209	13.0%	$41,039	8.6%	$27,202	7.8%
Farmland	10,243	1.2%	12,799	1.7%	14,797	2.5%	2,659	0.6%	2,123	0.6%
Home equity lines of credit	76,872	9.1%	78,387	10.5%	68,126	11.5%	50,682	10.6%	31,813	9.1%
Residential first liens	159,172	18.8%	133,743	17.8%	72,530	12.2%	73,837	15.4%	53,879	15.5%
Residential junior liens	9,961	1.2%	8,630	1.2%	4,009	0.7%	4,140	0.9%	2,582	0.7%
Multi-family residential	10,301	1.2%	9,395	1.2%	9,301	1.6%	10,849	2.3%	6,948	2.0%
Non-farm and non-residential	163,836	19.3%	148,172	19.8%	127,439	21.5%	115,996	24.2%	53,145	15.3%

Total Real-Estate	604,037	71.3%	508,478	67.9%	373,411	63.0%	299,202	62.6%	177,692	51.0%

Other loans:
Commercial—leases, net of unearned	52,039	6.1%	63,205	8.4%	60,228	10.2%	—	—	—	—
Commercial and industrial	121,385	14.3%	108,974	14.6%	89,440	15.1%	101,859	21.3%	105,010	30.1%
Agricultural production	1,962	0.2%	2,401	0.3%	1,942	0.3%	1,728	0.4%	533	0.2%
Credit cards and other revolving credit	1,513	0.2%	1,934	0.3%	1,718	0.3%	1,071	0.2%	717	0.2%
Consumer installment loans	66,028	7.8%	62,760	8.4%	65,222	11.0%	73,942	15.5%	63,484	18.2%
Other	629	0.1%	907	0.1%	396	0.1%	211	0.0%	1,146	0.3%

Total other loans	243,556	28.7%	240,181	32.1%	218,946	37.0%	178,811	37.4%	170,890	49.0%

Total loans	$847,593	100.0%	$748,659	100.0%	$592,357	100.0%	$478,013	100.0%	$348,582	100.0%

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2006. Our loan policy does not permit automatic roll-over of matured loans.

Loans by Maturity

	As of December 31, 2006
	Less than three months	Over three months to twelve months	One year to five years	Over five years	Total
	(dollar amounts in thousands)
Closed end 1-4 family residential	$33,711	$20,574	$94,087	$10,800	$159,172
All other loans	397,181	55,304	228,671	7,265	688,421

Total	$430,892	$75,878	$322,758	$18,065	$847,593

Asset Quality

We consider our asset quality to be of primary importance. At year-end 2006 our loan portfolio was 75% of total assets. Over the past few years, we have improved our commercial and retail underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, additional credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan losses. During 2006, we completed comprehensive retail loan underwriting training in conjunction with the implementation of our credit administration software platform. Our loan review process targets 60% to 70% of our portfolio for review over an eighteen month cycle. More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

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

Our asset quality ratio of charge-offs to average loans improved in 2006 as compared to 2005. In 2006, loan charge-offs decreased to $2.2 million or 28 basis points of average loans compared to $2.4 million or 36 basis points in 2005. The 2006 level was 15 basis points more than FSGBank’s peer group average of 13 basis points as reported in the Uniform Bank Performance Report as of December 31, 2006. Of the loans charged-off in 2006, approximately $897 thousand in charge-offs resulted from the borrower filing bankruptcy. In 2005, as a result of the acquisition of Jackson Bank, we assumed their allowance for loan losses of $1.3 million, which related to loans that were not subject to the provisions of SOP 03-3. We believe that charge-offs, as a percent of average loans, will decrease in 2007 (barring continued increases in bankruptcies) as a result of our continuing efforts to improve our loan underwriting, approval process, servicing, problem identification and problem resolution.

Our allowance for loan losses as a percentage of total loans was 1.18% and non-performing assets as a percentage of total assets were 61 basis points. The largest components of non-performing assets in 2006 and 2005 were non-accrual loans and repossessed assets. The increase in non-accrual loans is attributable to five relationships, totaling $2.1 million, which were reclassified as non-accrual during the fourth quarter. These relationships are secured by real estate and we do not anticipate any significant losses. The increase in repossessed assets relates to our leasing companies, primarily Kenesaw Leasing. We are actively marketing repossessions in order to maximize their value and minimize their carrying cost. Loans 90 days past due increased from 2005 to 2006. The past due loans are reasonably collateralized, and in most cases, have guarantees. During the fourth quarter of 2006, we created a centralized collection department. This department will aggressively collect the past due loans and manage the marketing of the repossessions and other real estate owned.

The following table presents a summary of changes in the allowance for loan losses for the past five years.

Analysis of the Allowance for Loan Losses

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands)
Allowance for loan losses—
Beginning of period	$10,121	$8,312	$5,827	$5,362	$3,825
Provision for loan losses	2,064	2,922	3,399	2,122	1,948
Additions due to business combinations	—	1,261	2,011	1,011	377

Sub-total	12,185	12,495	11,237	8,495	6,150

Charged off loans:
Commercial—leases	455	900	—	—	—
Commercial—loans	943	768	1,698	2,188	414
Real estate—construction	24	55	45	—	—
Real estate—residential mortgage	751	164	328	11	22
Consumer and other	548	991	1,356	1,001	432

Total charged off	2,721	2,878	3,427	3,200	868

Recoveries of charged-off loans:
Commercial—leases	5	43	26	—	—
Commercial—loans	83	143	385	387	54
Real estate—construction	—	12	—	—	—
Real estate—residential mortgage	47	88	—	—	—
Consumer and other	371	218	91	145	26

Total recoveries	506	504	502	532	80

Net charged-off loans	2,215	2,374	2,925	2,668	788

Allowance for loan losses—end of period	$9,970	$10,121	$8,312	$5,827	$5,362

Total loans—end of period	$847,593	$748,659	$592,357	$478,013	$348,582
Average loans	$796,866	$657,928	$514,479	$422,332	$311,774

As a percentage of average loans:
Net loans charged-off	0.28%	0.36%	0.57%	0.63%	0.25%
Provision for loan losses	0.26%	0.44%	0.66%	0.50%	0.62%
Allowance for loan losses as a percentage of:
Year-end loans	1.18%	1.35%	1.40%	1.22%	1.54%
Non-performing assets	145.21%	212.76%	143.43%	675.99%	585.37%

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

Allocation of the Allowance for Loan Losses

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(dollar amounts in thousands)
Commercial—leases	$1,639	6.1%	$1,505	8.4%	$1,202	10.2%	$—	—	$—	—
Commercial—loans	2,375	14.3%	2,525	14.8%	2,244	20.0%	2,379	24.6%	2,446	31.2%
Real estate— construction	1,613	20.5%	665	17.1%	700	13.1%	262	8.9%	271	8.2%
Real estate—mortgage	3,439	50.8%	4,396	50.8%	3,432	44.7%	2,187	50.6%	1,650	41.7%
Consumer	841	8.3%	864	8.6%	728	12.0%	712	15.9%	672	18.9%
Unallocated and charter condition	63	—	166	—	6	—	287	—	323	—

Total	$9,970	100%	$10,121	100%	$8,312	100.0%	$5,827	100.0%	$5,362	100.0%

We believe that the allowance for loan losses at December 31, 2006 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $2.7 million, $1.3 million and $985 thousand as of December 31, 2006, 2005 and 2004, respectively. We earned interest of $198 thousand, $79 thousand and $65 thousand on these loans during 2006, 2005 and 2004, respectively. If these loans had been performing, we would have earned an additional $36 thousand, $20 thousand and $16 thousand in 2006, 2005 and 2004, respectively. We are not aware of any loans which represent material credits about which we are aware of any information which causes us to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention has been excluded from amounts disclosed as nonperforming loans. Nonperforming assets represent potential losses to us; however, in compliance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, we have measured the impairment of these loans and adjusted them to either the present value of expected future cash flows, the fair value of the collateral, or the observable market price.

Loans 90 days or more past due totaled $1.3 million and consisted of $962 thousand in leases, $185 thousand in residential 1—4 family mortgage loans, $102 thousand in non-farm/nonresidential loans, $62 thousand in consumer loans and $14 thousand in commercial and industrial loans,

The $2.0 million in other real estate owned consisted of $805 thousand in vacant land and construction, $394 thousand in residential real estate and $783 thousand in nonfarm/nonresidential property. All of these properties have been written down to their respective fair values.

At December 31, 2006, we owned repossessed assets in the amount of $2.2 million, compared to $1.9 million at December 31, 2005 and compared to $2.5 million at December 31, 2004. The increase in repossessed assets from years prior to 2004 is due to the acquisition of Kenesaw Leasing and J&S Leasing in October 2004. After engaging a consultant to evaluate the carrying values of our repossessions, we incurred a $454 thousand fair value write-down in the fourth quarter of 2005. Subsequent to the write-down, we implemented new leasing policies addressing repossessions. We evaluate the fair market value at the date of repossession and on an ongoing basis. Write-downs on repossessions held longer than 90 days totaled $340 thousand in 2006. We believe the value of repossessions at December 31, 2006 is representative of the lower of cost or market, and we do not see any significant losses.

There are no commitments to lend additional funds to customers with loans on nonaccrual status at December 31, 2006. The table below summarizes our nonperforming assets for the last five years.

Nonperforming Assets

	As of December 31,
	2006	2005	2004	2003	2002
	(dollar amounts in thousands)
Nonaccrual loans	$2,653	$1,314	$985	$183	$667
Loans past due 90 days and still accruing	1,325	1,042	1,230	2,194	89

Total nonperforming loans	3,978	2,356	2,215	2,377	756

Other real estate owned	1,982	1,552	2,338	536	—
Repossessed assets	2,231	1,891	2,472	143	249
Nonaccrual loans	2,653	1,314	985	183	667

Total nonperforming assets	$6,866	$4,757	$5,795	$862	$916

Nonperforming loans as a percentage of total loans	0.47%	0.31%	0.37%	0.50%	0.22%
Nonperforming assets as a percentage of total assets	0.61%	0.46%	0.76%	0.13%	0.19%
Nonperforming assets + loans 90 days past due to total assets	0.72%	0.56%	0.92%	0.47%	0.21%

While nonperforming assets have increased over prior years primarily due to our acquisition of the leasing companies, our nonperforming asset ratios generally remain below our peer group. The ratio of nonaccrual loans and loans 90 days past due to gross loans was 0.47% and 0.59% for us and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 39.90% and 49.28% for us and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to equity capital was 2.75% and 4.08% for FSGBank and our peer group, respectively. The ratio of nonaccrual loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 0.70% and 0.67% for us and our peer group, respectively.

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

Securities in our portfolio totaled $153.8 million at December 31, 2006, compared to $156.0 million at December 31, 2005. The securities portfolio is consistent as compared to 2005 in our efforts to maintain a certain level of liquid assets in correlation to our overall asset growth. During the fourth quarter, we sold approximately $9.8 million in securities with an average yield of 3.65% to reduce our FHLB borrowing and eliminate negative interest spread. At December 31, 2006 the securities portfolio had unrealized net losses, net of tax, of approximately $871 thousand as compared to $1.6 million at December 31, 2005. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at December 31, 2006 consisted of tax-exempt municipal securities, taxable municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

The following table provides the amortized cost of our securities, as of December 31, 2006, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities—Amortized Cost

Investment Security Type	Less than one year	One year to five years	Five years to ten years	More than ten years
	(dollar amounts in thousands)
Municipal—tax exempt	$1,292	$6,881	$23,337	$13,605
Municipal—taxable	—	—	—	—
Agency bonds	4,495	25,069	3,983	—
Agency issued remics	—	35,656	1,972	—
Agency issued pools	153	26,388	4,622	20
Asset backed & CMO	—	6,905	—	—
Other	—	—	—	702

Total	$5,940	$100,899	$33,914	$14,327

Tax equivalent yield	4.61%	4.72%	5.46%	6.19%

The following table details our investment portfolio by type of investment.

Investment Securities by Type—Amortized Cost

	As of December 31,
	2006	2005	2004
	(in thousands)
Securities Available-for-Sale
Debt Securities—
Federal Agencies	$33,547	$35,304	$30,536
Mortgage-Backed	75,716	80,267	52,215
Municipals	45,115	41,814	27,100
Other	702	1,000	—

	$155,080	$158,385	$109,851

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond. The bond is a $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of December 31, 2006, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of year-end 2006, the book value and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$36,195	$35,483
Federal Home Loan Mortgage Corporation	$70,183	$68,956

At December 31, 2006, we had federal funds sold of $1.6 million, compared to $17.8 million at December 31, 2005. The decrease in federal funds sold as compared to 2005 is primarily due to our loan growth exceeding our core deposit growth. As a result, we utilized the liquidity to assist in funding the loan growth.

As of December 31, 2006, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.

Deposits and Other Borrowings

Deposits increased by $60.5 million, or 7%, from year-end 2005 to year-end 2006 due to (1) our management team drawing customers away from other financial institutions and (2) our branching efforts. Excluding the impact of brokered CD issuance and acquisitions, our organic growth rate of deposits was 8%. The fastest growing sectors of our core deposit base are retail CDs and non-interest bearing demand deposits, which both grew organically 10% year over year. We define core deposits to include interest bearing and non-interest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider out retail CDs to be a stable source of funding because they are in-market, relationship oriented deposits. Core deposit growth is an important tenant to our business strategy. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, in 2007 we plan to open two new de novo branches. As a result of these future branches and the branches we opened in the past few years, we anticipate that our deposits will continue to increase in 2007. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2006.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 thousand or more	$70,380	$67,276	$99,804	$54,860

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances. During 2006, we began utilizing the overnight advances to replace existing higher rate advances from the Federal Reserve Bank. The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Cincinnati as of December 31, 2006.

Date	Type	Principal	Term	Rate	Maturity
12/29/2006	Fixed rate advance	$16,700,000	Overnight	5.18%	1/2/07
12/4/2003*	Fixed rate advance	2,666,000	48 months	3.17%	1/24/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	1/25/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	1/26/09
6/18/1996*	Fixed rate advance	1,881	180 months	7.70%	7/1/11
9/16/1996*	Fixed rate advance	3,523	180 months	7.50%	10/1/11
9/9/1997*	Fixed rate advance	4,325	180 months	7.05%	10/1/12

		$24,709,729

Aggregate composite rate	4.65%
Overnight rate	5.18%
48 month composite rate	3.54%
180 month composite rate	7.34%

*	Assumed as part of the acquisition of Jackson Bank.

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and fed funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2006, our cumulative one-year gap was a negative (or liability sensitive) $21.3 million, or 2.1% of total earning assets. This means our interest bearing liabilities are expected to reprice slightly faster than our interest earning assets under given market interest rate changes. The change from a positive (or asset sensitive) $75.5 million in 2005 is primarily due to our pricing on retail and jumbo CDs. The competitive environment of CDs during 2006 increased rates faster than loan yields. We priced rates competitively during 2006 while holding maturities to less than one year as we are anticipating a decrease in rates as these CDs reprice during 2007.

The following “gap” analysis provides information based on maturities. The “Interest Rate Risk Income Sensitivity Summary” table, located in Item 7.A. incorporates additional assumptions, including prepayments on loans and securities and reinvestments of paydowns and maturities of loans, investments, and deposits. Incorporating the additional assumptions, we remain asset sensitive. We believe the Income Sensitivity Summary table located in Item 7.A. provides a more accurate analysis related to interest rate risk.

Intense competition in our markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward. The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2006. Variable rate loans are shown in the category of due “one to three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes

11% of interest bearing demand deposit accounts, 25% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2006
	Within Three Months	After Three Months but Within One Year	After One but Within Five Years	After Five Years and Non-rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$381	$100	$—	$—	$481
Federal funds sold	1,600	—	—	—	1,600
Securities	545	5,359	99,668	48,187	153,759
Mortgage loans held for sale	7,524	—	—	—	7,524
Loans	423,368	75,878	322,758	18,065	840,069

Total interest earning assets	433,418	81,337	422,426	66,252	1,003,433

Interest bearing liabilities:
Demand deposits	3,673	3,673	59,441	—	66,787
MMDA deposits	12,451	12,451	74,709	—	99,611
Savings deposits	3,617	3,617	28,939	—	36,173
Time deposits	141,264	312,387	97,125	—	550,776
Fed funds purchased/repos	20,851	—	—	—	20,851
Other borrowings	19,366	2,667	2,667	138	24,838

Total interest bearing liabilities	201,222	334,795	262,881	138	799,036
Noninterest bearing sources of funds	—	—	—	204,397	204,397

Interest sensitivity gap	$232,196	$(253,458)	$159,545	$(138,283)	$—

Cumulative sensitivity gap	$232,196	$(21,262)	$138,283	$—	$—

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on management service fees and dividends from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $1.9 million as of December 31, 2006, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, including dividends, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At December 31, 2006, our consolidated liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 18% (excluding anticipated loan repayments). Three, six, nine and twelve months earlier on September 30th, June 30th, March 31st and December 31st, our liquidity ratios were 19%, 21%,

22% and 22%, respectively. As a member of the FHLB, FSGBank has attained short and long-term borrowing capability secured by a blanket lien on its 1-4 family residential mortgage loan portfolio, as well as the commercial real estate loan portfolio. As of December 31, 2006, the outstanding overnight and term borrowings were $16.7 million and $8.0 million, respectively. FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family residential mortgage and commercial real estate loans. As of December 31, 2006, our unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) at FHLB was $64.2 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $99.5 million at December 31, 2006 under which it can borrow funds to meet short-term liquidity needs. The federal funds lines were unused at year-end. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $7.9 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. We may also pledge investment securities against a line of credit at a commercial bank as an additional source of short-term funding. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business.

We utilize brokered CDs to primarily match fund our leasing portfolio. As of December 31, 2006, we had $86.9 million in brokered CDs outstanding with a weighted average remaining life of approximately 11 months, a weighted average coupon rate of 4.50% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.75%. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Management believes that our liquidity sources are adequate to meet its operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $270.7 million at year-end. The following table illustrates our significant contractual obligations at December 31, 2006 by future payment period.

Contractual Obligations

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$550,776	$453,651	$85,224	$11,901	$—
Federal funds purchased and securities sold under agreements to repurchase	(2)	20,851	20,851	—	—	—
FHLB borrowings		24,709	19,366	5,334	9	—
Operating lease obligations	(3)	6,154	1,015	1,915	1,416	1,808
Note payable	(4)	129	9	30	32	58

Total		$602,619	$494,892	$92,503	$13,358	$1,866

1	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

2	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.

3	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

4	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided by operations in 2006 total $21.6 million compared to net cash provided by operations of $16.8 million and $13.8 million for 2005 and 2004, respectively. The change can be attributed to an increase in earnings combined with an increase in liabilities from 2004 to 2006. Net cash used in investing activities increased to $108.1 million in 2006 as compared to $104.3 million and $98.2 million in 2005 and 2004, respectively. The increase in 2006 can be attributed to the increase in the loan portfolio. The increase in 2005 is attributable to the increase in the loan portfolio, the purchase of bank-owned life insurance and the acquisition of Jackson Bank. These increases were offset by proceeds from sales of other real estate and repossessions for both 2006 and 2005. Net cash provided by financing activities was $72.8 million in 2006 compared to $113.4 million and $67.7 million in 2005 and 2004, respectively. The proceeds from our initial public offering of $44.7 million in 2005 are the main cause of the fluctuations between the years. Our primary financing method continues to be increasing our deposits, which is a result of our sales and branching activities. An increase in advances on other borrowing provided additional financing to support our loan growth. These increases in financing activities were partially offset by the repurchase of common stock for the ESOP and cash dividends paid.

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

The following table compares the required capital ratios maintained by First Security and FSGBank.

December 31, 2006	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.0%	11.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.1%	12.1%
Leverage ratio	5.0%	4.0%	10.5%	9.7%

December 31, 2005	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.0%	10.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	11.2%
Leverage ratio	5.0%	4.0%	10.6%	8.9%

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2006 and 2005, was as follows:

	2006	2005
	(in thousands)
Commitments to Extend Credit	$270,662	$234,352
Standby Letters of Credit	$15,998	$12,669

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

Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (FAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe this Statement will not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date is for fiscal years beginning after December 15, 2006. We believe this Statement will not have a material impact on our consolidated financial statements.

In December 2005, the FASB issued FASB Staff Position (FSP) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on our consolidated financial statements.

In November 2005, the FASB issued an FSP on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on our consolidated financial statements.

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

SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R resulted in compensation expense recorded to our financial statements.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, (SOP 03-3) Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Our adoption of SOP 03-3 has not had a material impact on its financial condition or results of operations.

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

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $3.3 million or 6.9%, as a result of a 200 basis point decline in rates. The model also predicts a $3.3 million increase in net interest income, or 6.8%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by our guidelines. The following chart reflects First Security’s sensitivity to changes in interest rates as of December 31, 2006. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(dollar amounts in thousands)
Net interest income	$44,681	$47,982	$51,245
$ change net interest income	(3,301)	—	3,263
% change net interest income	(6.88)%	0.00%	6.80%

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

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of First Security Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of First Security Group, Inc. and subsidiary’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 15, 2007

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(in thousands)
ASSETS
Cash and Due from Banks	$26,512	$23,917
Federal Funds Sold and Securities Purchased Under Agreements to Resell	1,600	17,835

Cash and Cash Equivalents	28,112	41,752

Interest-Bearing Deposits in Banks	481	1,153

Securities Available for Sale	153,759	155,993

Loans Held for Sale	7,524	4,244
Loans	840,069	744,415

Total Loans	847,593	748,659
Less: Allowance for Loan Losses	9,970	10,121

	837,623	738,538

Premises and Equipment, net	35,835	31,604

Goodwill	27,156	27,032

Core Deposit and Other Intangibles	4,185	5,431

Other Assets	42,652	39,189

TOTAL ASSETS	$1,129,803	$1,040,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits—
Noninterest-Bearing Demand	$168,654	$153,278
Interest-Bearing Demand	66,787	75,123

	235,441	228,401

Savings and Money Market Accounts	135,784	152,901

Time Deposits—
Certificates of Deposit of $100 thousand or more	205,428	156,134
Certificates of Deposit of less than $100 thousand	258,456	234,501
Brokered Certificates of Deposit	86,892	89,570

	550,776	480,205

Total Deposits	922,001	861,507
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	20,851	16,894
Security Deposits—Leases	3,920	4,094
Other Borrowings	24,838	10,150
Other Liabilities	13,405	9,658

Total Liabilities	985,015	902,303

STOCKHOLDERS’ EQUITY
Common Stock—$.01 par value—50,000,000 shares authorized for 2006 and 20,000,000 shares authorized for 2005; 17,762,278 shares issued for 2006; 17,653,833 shares issued for 2005	123	122
Paid-In Surplus	124,293	122,545
Unallocated ESOP Shares	(5,094)	(91)
Retained Earnings	26,337	17,392
Accumulated Other Comprehensive Loss	(871)	(1,579)

Total Stockholders’ Equity	144,788	138,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,129,803	$1,040,692

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share amounts)

	2006	2005	2004
INTEREST INCOME
Loans, including fees	$67,972	$50,774	$34,327
Debt Securities—taxable	5,253	3,698	2,239
Debt Securities—nontaxable	1,596	1,191	873
Other	306	641	150

Total Interest Income	75,127	56,304	37,589

INTEREST EXPENSE
Interest-Bearing Demand Deposits	589	433	183
Savings Deposits and Money Market Accounts	2,861	2,138	1,144
Certificates of Deposit of $100 thousand or more	8,378	4,136	2,522
Certificates of Deposit of less than $100 thousand	10,417	5,645	3,988
Brokered Certificates of Deposit	3,649	2,987	263
Other	1,251	524	659

Total Interest Expense	27,145	15,863	8,759

NET INTEREST INCOME	47,982	40,441	28,830
Provision for Loan Losses	2,184	2,922	3,399

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	45,798	37,519	25,431

NONINTEREST INCOME
Service Charges on Deposit Accounts	4,843	4,221	3,873
(Loss) Gain on Sales of Available for Sale Securities, net	(197)	(117)	84
Other	5,971	4,743	2,587

Total Noninterest Income	10,617	8,847	6,544

NONINTEREST EXPENSES
Salaries and Employee Benefits	22,108	19,428	14,776
Expense on Premises and Equipment, net of rental income	6,613	5,606	4,262
Other	11,296	10,339	8,090

Total Noninterest Expenses	40,017	35,373	27,128

INCOME BEFORE INCOME TAX PROVISION	16,398	10,993	4,847
Income Tax Provision	5,286	3,597	1,365

INCOME BEFORE EXTRAORDINARY ITEM	11,112	7,396	3,482
Extraordinary Gain on Business Combination, net of income tax of $1,332 and $481, respectively	—	2,175	785

NET INCOME	$11,112	$9,571	$4,267

NET INCOME PER SHARE:
Net Income Per Share Before Extraordinary Item—Basic	$0.64	$0.51	$0.28
Extraordinary Item—Basic	—	0.14	0.06

Net Income Per Share—Basic	$0.64	$0.65	$0.34

Net Income Per Share Before Extraordinary Item—Diluted	$0.63	$0.50	$0.27
Extraordinary Item—Diluted	—	0.14	0.06

Net Income Per Share—Diluted	$0.63	$0.64	$0.33

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Common Stock		Paid-In Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE—December 31, 2003	12,702	$88	$77,925	$3,995	$430	$—	$82,438
Issuance of Common Stock	3		56				56
Comprehensive Income—
Net Income				4,267			4,267	$4,267
Change in Net Unrealized Loss on Securities Available for Sale, net reclassification adjustment and tax expense					(316)		(316)	(316)

Total Comprehensive Income								$3,951

BALANCE—December 31, 2004	12,705	88	77,981	8,262	114	—	86,445
Issuance of Common Stock	5,032	34	45,361			(91)	45,304
Comprehensive Income—
Net Income				9,571			9,571	$9,571
Change in Net Unrealized Loss on Securities Available for Sale, net reclassification adjustment and tax expense					(1,693)		(1,693)	(1,693)

Total Comprehensive Income								$7,878

Dividends Paid				(441)			(441)
Repurchase and Retirement of Common Stock (82,727 shares)	(83)		(797)				(797)

BALANCE—December 31, 2005	17,654	122	122,545	17,392	(1,579)	(91)	138,389
Issuance of Common Stock	25		709			(5,471)	(4,762)
Issuance of Common Stock to ESOP	170	1	1,876				1,877
Comprehensive Income—
Net Income				11,112			11,112	$11,112
Change in Net Unrealized Gain on Securities Available for Sale, net reclassification adjustment and tax expense					708		708	708

Total Comprehensive Income								$11,820

Dividends Paid				(2,167)			(2,167)
ESOP Allocation			80			468	548
Repurchase and Retirement of Common Stock (87,420 shares)	(87)		(917)				(917)

BALANCE—December 31, 2006	17,762	$123	$124,293	$26,337	$(871)	$(5,094)	$144,788

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,112	$9,571	$4,267
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Provision for Loan Losses	2,184	2,922	3,399
Gain on Business Combination	—	(3,507)	(1,266)
Loss (Gain) on Sale of Securities Available for Sale	197	117	(84)
(Gain) Loss on Sale of Premises and Equipment	(60)	5	13
Gain on Sale of Other Real Estate, Repossessions, Leased Equipment and Corporate Stock	(348)	(239)	(48)
Amortization, net	1,471	1,316	1,512
Write-down of Other Real Estate and Repossessions	407	641	226
Write-down of Long-lived Assets	—	308	—
Accretion of Fair Value Adjustment, net	(878)	(170)	—
Amortization of Deferred Compensation	454	84	33
Depreciation	2,489	2,075	1,710
Deferred Income Taxes	676	276	617
Changes in Operating Assets and Liabilities—
Decrease (Increase) in—
Loans Held for Sale	3,280	1,829	(3,062)
Interest Receivable	(917)	(1,596)	(222)
Other Assets	(1,542)	(574)	2,413
Increase (Decrease) in—
Interest Payable	2,792	1,615	(283)
Other Liabilities	313	2,086	4,562

Net Cash Provided by Operating Activities	21,630	16,759	13,787

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available for Sale Securities—
Sales	9,791	14,487	8,513
Maturities, Prepayments and Calls	23,558	38,839	42,555
Purchases	(30,465)	(60,087)	(75,695)
Net Decrease in Interest-Bearing Deposits in Banks	672	63	3,907
Proceeds from Sale of Premises and Equipment	587	—	—
Purchase of Bank Owned Life Insurance	—	(17,250)	—
Loan Originations and Principal Collections, net	(107,589)	(59,952)	(61,138)
License Agreement	—	—	(500)
Purchase Accounting Adjustment to Goodwill	—	—	(56)
Additions to Premises and Equipment	(7,425)	(2,110)	(3,243)
Capital Improvements to Repossessions	(254)	(481)	—
Proceeds from Sale of Repossessions	3,033	4,758	—
Net Cash Paid in Transactions Accounted for Under the Purchase Method of Accounting	—	(22,578)	(12,527)

Net Cash Used in Investing Activities	(108,092)	(104,311)	(98,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	60,600	80,759	100,222
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	3,957	(6,361)	11,186
Proceeds from Issuance of Common Stock	—	44,681	23
Proceeds from Issuance of Common Stock to ESOP	1,877	—	—
Proceeds from Issuance of Common Stock Under Stock Option Plan	255	630	—
Repurchase and Retirement of Common Stock	(917)	(797)	—
Purchase of ESOP Shares	(5,471)	(91)	—
Dividends Paid on Common Stock	(2,167)	(441)	—
Payments Under Line of Credit	—	—	(41,724)
Advances (Repayments) of Other Borrowings, net	14,688	(5,011)	(2,009)

Net Cash Provided by Financing Activities	72,822	113,369	67,698

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(13,640)	$25,817	$(16,699)
CASH AND CASH EQUIVALENTS—beginning of year	41,752	15,935	32,634

CASH AND CASH EQUIVALENTS—end of year	$28,112	$41,752	$15,935

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized Appreciation (Depreciation) of Securities, net of deferred taxes of $363, $(871) and $(163) for 2006, 2005 and 2004, respectively	$708	$(1,693)	$(316)
Issuance of Common Stock Pursuant to Incentive Plan	$182	$569	$—
Foreclosed Properties and Repossessions	$4,835	$3,303	$4,131
Purchase Accounting Adjustment to Goodwill	$178	$—	$182
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$24,353	$14,250	$9,042
Income Taxes Paid	$6,450	$6,064	$716
ACQUISITIONS
Assets (Noncash) Acquired in Business Combination	$—	$175,649	$59,777
Liabilities Assumed in Business Combination	$—	$153,071	$45,511

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

NATURE OF OPERATIONS—The Company is headquartered in Chattanooga, Tennessee, and provides banking services through the Bank to the various communities in eastern and middle Tennessee and northern Georgia. The commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses. The Bank provides traditional banking services, which include obtaining demand and time deposits and the making of secured and nonsecured consumer and commercial loans, as well as trust and investment management, mortgage banking, asset-based lending, financial planning and Internet banking (www.FSGBank.com) services, as well as equipment leasing through its wholly owned subsidiaries, Kenesaw Leasing and J&S Leasing. The Bank also operates two of its full-service banking offices in Dalton, Georgia under the name Primer Banco Seguro, which is an initiative marketed toward and serving Northwest Georgia’s rapidly growing Latino population.

BUSINESS COMBINATIONS—The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method. Under the purchase method, net assets of the acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. The Company typically provides an allocation period, not to exceed one year, to identify and determine the fair values of the assets acquired and liabilities assumed in business purchases. Results of operations of the acquired business are included in the income statement from the date of acquisition.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LOANS HELD FOR SALE—Loans held for sale include residential mortgage loans originated for sale into the secondary market. Loans held for sale are carried at the lower of aggregate cost or fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill represents the cost in excess of the fair value of the net assets acquired. Other intangible assets represent identified intangible assets including premiums paid for acquisitions of core deposits (core deposit intangibles), license fees and covenants not to compete, which are amortized over their estimated useful lives, except the core deposit intangible which is amortized over a 10 year period.

Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. On an annual basis, the Company tests goodwill for impairment. As of December 31, 2006 and 2005, no impairment of goodwill was recognized.

FORECLOSED PROPERTIES AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. At December 31, 2006 and 2005, the Company had $1,982 thousand and $1,552 thousand of foreclosed properties, respectively, and $2,231 thousand and $1,891 thousand of other repossessed items, respectively.

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

STOCK-BASED COMPENSATION—Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123 (R) the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

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

For 2006, the Company recorded compensation expense related to stock options that reduced income before taxes by $382 thousand and net income by $237 thousand. Basic and diluted net income per share was reduced by $0.02 and $0.01, respectively for 2006.

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company. Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b). As of December 31, 2006, the Company had not received tax deductions related to nonqualified stock options granted.

Net cash proceeds received from the exercise of options were $255 thousand for 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 (R) for 2005 and 2004. For purposes of

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	2005	2004
	(in thousands, except per share amounts)
Net Income As Reported	$9,571	$4,267
Compensation Expense, net of tax	(291)	(299)

Pro forma Net Income	$9,280	$3,968

Basic Net Income per Share
As Reported	$0.65	$0.34
Pro forma	$0.63	$0.31

Diluted Net Income per Share
As Reported	$0.64	$0.33
Pro forma	$0.62	$0.31

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

COMPREHENSIVE INCOME—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Reclassification adjustments relating to sales of securities available for sale for the years ended December 31, 2006, 2005 and 2004 were not significant.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECENT ACCOUNTING PRONOUNCEMENTS—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (FAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes this Statement will not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date is for fiscal years beginning after December 15, 2006. The Company believes this Interpretation will not have a material impact on the Company’s consolidated financial statements.

In December 2005, the FASB issued FASB Staff Position (FSP) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued an FSP on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R resulted in compensation expense recorded to the Company’s financial statements.

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

The purchase price of the acquisition was $33,277 thousand, excluding acquisition costs of $308 thousand, such as legal and accounting fees. The transaction resulted in $14,725 thousand of goodwill and $3,240 thousand of core deposit intangible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of ten years using an accelerated basis reflecting the pattern of the expected run off of the related deposits. The fair value of loans and deposits acquired was also determined by an independent valuation, which will result in net accretion of $1,574 thousand over the actual term of the related loans and deposits or approximately 7 years and 5 years, respectively. The results of operations for Jackson Bank are included in the consolidated financial statements beginning September 1, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(in thousands)
Cash and Due from Banks	$3,644
Federal Funds Sold	7,055

Cash and Cash Equivalents	10,699

Securities Available for Sale	42,278

Loans	104,307
Less: Allowance for Loan Losses	1,261

Net Loans	103,046

Premises and Equipment, net	5,159

Core Deposit Intangible	3,240

Goodwill (Nondeductible)	14,725

Other Assets	7,454

Total Assets Acquired	186,601

Deposits	(140,222)
FHLB Advance	(11,011)
Other Liabilities	(1,783)

Total Liabilities Assumed	(153,016)

Net Assets Acquired	$33,585

Effective October 1, 2004, the Company acquired 100% of the outstanding common shares of Kenesaw Leasing, Inc. and J&S Leasing, Inc. Both leasing companies were wholly owned subsidiaries of National Bank of

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition as indicated below. The sum of the amounts assigned to assets acquired and liabilities assumed resulted in excess fair value of the net assets over the cost of the acquired entities. The excess was recognized as an extraordinary gain as the assets acquired by the Company consisted of financial assets and other current assets meeting the exception criteria of SFAS No. 141. The results of operations for Kenesaw Leasing and J&S Leasing are included in the consolidated financial statements beginning October 1, 2004.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unaudited proforma results of operations as though the acquisition of the Jackson Bank was completed at the beginning of the years presented:

	For the Years Ended
	2005	2004
	(in thousands, except per share amounts)
Interest Income	$62,635	$46,484
Interest Expense	17,855	11,435

Net Interest Income	44,780	35,049
Provision for Loan Losses	3,022	3,399

Net Interest Income After Provision for Loan Losses	41,758	31,650
Noninterest Income	10,013	8,187
Noninterest Expense	40,296	32,783

Income Before Income Taxes	11,475	7,054
Income Tax Provision	3,610	1,952

Income Before Extraordinary Item	7,865	5,102
Extraordinary Gain on Business Combination, net of income tax	2,175	785

Net Income	$10,040	$5,887

NET INCOME PER SHARE
Net Income Per Share Before Extraordinary Item—Basic	$0.45	$0.29
Extraordinary Item—Basic	0.12	0.04

Net Income Per Share—Basic	$0.57	$0.33

Net Income Per Share Before Extraordinary Item—Diluted	$0.44	$0.29
Extraordinary Item—Diluted	0.12	0.04

Net Income Per Share—Diluted	$0.56	$0.33

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unaudited proforma results of operations as though the acquisition of the leasing companies was completed at the beginning of the years presented:

	For the Years Ended
	2004	2003
	(in thousands, except per share amounts)
Interest Income	$44,002	$39,729
Interest Expense	9,896	10,375

Net Interest Income	34,106	29,354
Provision for Loan Losses	3,755	2,816

Net Interest Income After Provision for Loan Losses	30,351	26,538
Noninterest Income	6,522	5,569
Noninterest Expense	28,388	24,090

Income Before Income Taxes	8,485	8,017
Income Tax Provision	2,792	2,807

Income Before Extraordinary Item	5,693	5,210
Extraordinary Gain on Business Combination, net of income tax	—	2,960

Net Income	$5,693	$8,170

NET INCOME PER SHARE
Net Income Per Share Before Extraordinary Item—Basic	$0.45	$0.43
Extraordinary Item—Basic	—	0.24

Net Income Per Share—Basic	$0.45	$0.67

Net Income Per Share Before Extraordinary Item—Diluted	$0.44	$0.43
Extraordinary Item—Diluted	—	0.24

Net Income Per Share—Diluted	$0.44	$0.67

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available for Sale
December 31, 2006
Debt Securities—
Federal Agencies	$33,547	$43	$300	$33,290
Mortgage-Backed	75,716	104	1,165	74,655
Municipals	45,115	185	188	45,112
Other	702	—	—	702

	$155,080	$332	$1,653	$153,759

Securities Available for Sale
December 31, 2005
Debt Securities—
Federal Agencies	$35,304	$2	$493	$34,813
Mortgage-Backed	80,267	27	1,524	78,770
Municipals	41,814	57	461	41,410
Other	1,000	—	—	1,000

	$158,385	$86	$2,478	$155,993

At December 31, 2006 and 2005, federal agencies and mortgage-backed securities with a carrying value of $13,162 thousand and $15,741 thousand, respectively, were pledged to secure public deposits. At December 31, 2006 and 2005, the carrying amount of securities pledged to secure repurchase agreements was $26,224 thousand and $22,115 thousand, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2006, are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within 1 Year	$5,787	$5,751
Over 1 Year through 5 Years	31,950	31,663
5 Years to 10 Years	27,320	27,363
Over 10 Years	14,307	14,327

	79,364	79,104
Mortgage-Backed Securities	75,716	74,655

	$155,080	$153,759

Proceeds from sales of securities available for sale totaled $9,791 thousand, $14,487 thousand and $8,513 thousand for the years ended December 31, 2006, 2005 and 2004. Gross realized gains and losses from sales of securities available for sale for the years ended December 31, 2006, 2005 and 2004 were not significant.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less Than 12 Months		12 months or Greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2006
Federal Agencies	$2,456	$25	$20,842	$275	$23,298	$300
Mortgage-Backed	746	6	54,200	1,159	54,946	1,165
Municipals	8,119	44	14,148	144	22,267	188

Totals	$11,321	$75	$89,190	$1,578	$100,511	$1,653

December 31, 2005
Federal Agencies	$26,935	$381	$4,869	$126	$31,804	$507
Mortgage-Backed	45,225	566	29,734	953	74,959	1,519
Municipals	29,166	341	2,897	111	32,063	452

Totals	$101,326	$1,288	$37,500	$1,190	$138,826	$2,478

The unrealized losses on the Company’s investments were caused by interest rate increases and were not the result of changes in credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans by type are summarized as follows:

	2006	2005
	(in thousands)
Loans Secured by Real Estate—
Residential 1-4 Family	$246,005	$220,760
Commercial	163,836	148,771
Construction	173,652	117,352
Other	20,544	21,595

	604,037	508,478
Commercial Loans	121,385	108,974
Consumer Installment Loans	67,858	64,694
Leases, Net of Unearned Income	52,039	63,205
Other	2,274	3,308

Total Loans	847,593	748,659
Allowance for Loan Losses	(9,970)	(10,121)

Net Loans	$837,623	$738,538

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing were as follows:

	2006	2005
	(in thousands)
Lease Payments Receivable	$58,479	$71,322
Estimated Residual Value of Leased Assets	3,072	3,457

Gross Investment	61,551	74,779
Unearned Income	(9,512)	(11,574)

Net Investment	$52,039	$63,205

At December 31, 2006, the minimum future lease payments to be received were as follows:

Year	(in thousands)
2007	$25,427
2008	17,477
2009	9,751
2010	4,329
2011 and After	1,495

The following table presents an analysis of the allowance for loan losses. The provision for loan losses of $2,064 thousand in the table does not include our provision accrual for unfunded commitments of $120 thousand as of December 31, 2006. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets.

	2006	2005	2004
	(in thousands)
Allowance for Loan Losses—beginning of year	$10,121	$8,312	$5,827
Additions due to Business Combinations	—	1,261	2,011
Provision Expense for Loan Losses	2,064	2,922	3,399
Loans Charged Off	(2,721)	(2,878)	(3,427)
Loan Loss Recoveries	506	504	502

Allowance for Loan Losses—end of year	$9,970	$10,121	$8,312

Impaired loans, which are recognized in conformity with FASB Statement No. 114 as amended by FASB No. 118, as well as nonaccrual loans and loans past due 90 days or more and still accruing interest as of December 31, 2006 and 2005, were not significant. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

At December 31, 2006, the Company had $323,008 thousand of loans pledged to secure borrowings from the Federal Home Loan Bank. The loans pledged included commercial real estate loans and residential first mortgage loans.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into transactions with certain directors, executive officers and significant shareholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2006 and 2005 was $3,641 thousand and $94 thousand, respectively. New loans made to such related parties amounted to $3,873 thousand and payments amounted to $422 thousand for 2006. New loans made to such related parties amounted to $160 thousand and payments amounted to $419 thousand for 2005. At December 31, 2006, unused lines of credit to these related parties totaled $79 thousand.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2006	2005
	(in thousands)
Land	$8,966	$8,898
Buildings and Improvements	24,403	20,028
Equipment	13,761	11,605

	47,130	40,531
Accumulated Depreciation	(11,295)	(8,927)

	$35,835	$31,604

The amount charged to operating expenses for depreciation was $2,489 thousand for 2006, $2,075 thousand for 2005 and $1,710 thousand for 2004.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows:

	2006	2005
	(in thousands)
Balance—beginning of year	$27,032	$12,430
Goodwill Acquired	—	14,602
Purchase Accounting Adjustment to Previously Reported Goodwill	124	—

Balance—end of year	$27,156	$27,032

The Company has other intangible assets in the form of core deposit intangibles, license fee agreements related to operating Latino branches and a non-compete agreement associated with the acquisition of Jackson Bank. The core deposit intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The license fee and non-compete agreement are being amortized on a straight-line basis over their estimated useful lives of 5 years and 3 years respectively. A summary of other intangible assets is as follows:

	2006	2005
	(in thousands)
Gross Carrying Amount	$8,066	$8,066
Less: Accumulated Amortization and Impairment of License Fee	3,881	2,635

Balance—end of year	$4,185	$5,431

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization (which includes the impact of the impairment on the license fee) for core deposit intangibles, license fees and non-compete agreement were $7,041 thousand and $3,275 thousand, $500 thousand and $358 thousand and $525 thousand and $248 thousand, respectively at December 31, 2006. The gross carrying amount and accumulated amortization for core deposit intangibles, license fees and non-compete agreement were $7,041 thousand and $2,254 thousand, $500 thousand and $308 thousand and $525 thousand and $73 thousand, respectively at December 31, 2005.

Amortization expense on other intangible assets was $1,246 thousand in 2006, $929 thousand in 2005 and $797 thousand in 2004. Amortization expense related to all other intangible assets for the years 2007 through 2011 is estimated to be approximately $3,203 thousand.

NOTE 7—DEPOSITS

The aggregate amount of time deposits of $100 thousand or more was $292,320 thousand and $245,403 thousand at December 31, 2006 and 2005, respectively.

Scheduled maturities of certificates of deposit as of December 31, 2006, are as follows:

(in thousands)
2007	$453,651
2008	68,844
2009	16,380
2010	7,894
2011 and thereafter	4,007

$550,776

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent the purchase of interests in securities by commercial checking customers which are repurchased by the Company on the following business day. At December 31, 2006 and 2005, the Company had securities sold under agreements to repurchase of $20,851 thousand and $16,894 thousand, respectively. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $26,224 thousand and $22,115 thousand at December 31, 2006 and 2005, respectively. These agreements averaged $19,290 thousand and $15,896 thousand during 2006 and 2005, respectively. The maximum amounts outstanding at any month end during 2006 and 2005 were $24,923 thousand and $18,797 thousand, respectively. Interest expense on repurchase agreements totaled $395 thousand, $137 thousand and $88 thousand for the years ended 2006, 2005 and 2004, respectively.

NOTE 9—OTHER BORROWINGS

Other borrowings at December 31, 2006, consist of long-term fixed rate advances from the Federal Home Loan Bank of Cincinnati (FHLB), totaling $8,009 thousand, an overnight advance of $16,700 thousand from FHLB and a mortgage note totaling $129 thousand. Additionally, the Company had an FHLB letter of credit totaling $5,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2006. Other borrowings at December 31, 2005, consist of long-term, fixed and variable rate advances from the Federal Home Loan Bank of Cincinnati, totaling $10,011 thousand and a mortgage note totaling $139 thousand. The mortgage note has a fixed interest rate of 7.5% and has a final payment date of December 2014.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the blanket agreement for advances and security agreements with FHLB, advances are secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances. Advances are also secured by FHLB stock owned by the Company. As of December 31, 2006 and 2005, the Company had loans totaling $323,008 thousand and $271,020 thousand, respectively, pledged as collateral at FHLB. At December 31, 2006, our remaining available borrowing capacity with FHLB was approximately $64,171 thousand.

As a member of FHLB, the Company must own FHLB stock equal to the greater of $500 or 1% of mortgage assets. Also, the Company may be required to own additional FHLB stock to ensure their stock balance is equal to or greater than 5% of outstanding advances. At December 31, 2006 and 2005, the Company owned FHLB stock totaling $3,394 thousand and $3,204 thousand, respectively.

At December 31, 2006, the Company had lines of credit to purchase federal funds totaling $99,500 thousand with correspondent banks for short-term liquidity needs, of which approximately $99,500 thousand was available. The terms of each line of credit varies with respect to borrowing capacity and the duration of time for which the borrowing can be outstanding.

The maturity and weighted average interest rates of FHLB advances as of December 31, 2006 are as follows:

	Amount	Rate
	(in thousands)
2007	$19,366	4.9%
2008	2,667	3.3%
2009	2,667	4.1%
2010	—	—
2011	9	7.3%
Thereafter	—	—

	$24,709

NOTE 10—COMMON STOCK DATA

The basic and diluted net income per share calculations are as follows:

	2006	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net Income for Calculating Diluted Net Income per Share	$11,112	$9,571	$4,267

Denominator:
Weighted-Average Common Shares for Calculating Basic Net Income per Share	17,315	14,618	12,705
Effect of Dilutive Securities:
Stock Options and Restricted Stock Awards (as determined by application of the treasury stock method)	365	292	207

Weighted-Average Common Shares for Calculating Diluted Net Income per Share	17,680	14,910	12,912

Basic Net Income per Share	$0.64	$0.65	$0.34
Diluted Net Income per Share	$0.63	$0.64	$0.33

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 547 thousand, 220 thousand and 163 thousand shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive under the treasury method. The adoption of SFAS 123(R) increased the gross proceeds by incorporating the unamortized compensation in the calculation of the treasury stock method for 2006. Under SFAS 123(R), options with an exercise price less than the average price can be anti-dilutive due to the inclusion of unamortized compensation. The anti-dilutive options expire in 2016 and 2015. Of the options, 521 thousand, 220 thousand and 160 thousand options to purchase were still outstanding at December 31, 2006, 2005 and 2004, respectively.

On December 7, 2004, the Company’s board of directors approved a 12-for-10 stock split to be distributed on December 22, 2004, to shareholders of record on December 10, 2004. As a result of the split, the par value was adjusted for accounting purposes from $0.0083 to $0.0069 per share; however, the par value was rounded to $0.01 per share for presentation purposes. All share data has been retroactively adjusted for the 12-for-10 stock split.

NOTE 11—LEASES

The Company leases bank branches and the corporate office and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2006, are as follows:

(in thousands)
Year Ending
December 31, 2007	$1,015
December 31, 2008	952
December 31, 2009	963
December 31, 2010	822
December 31, 2011	594
Thereafter	1,808

$6,154

Rent expense totaled $1,178 thousand, $1,146 thousand and $768 thousand for the years ended 2006, 2005 and 2004, respectively.

NOTE 12—INCOME TAXES

The income tax provision consists of the following:

	For the Years Ended
	2006	2005	2004
	(in thousands)
Current Provision	$4,610	$3,321	$1,229
Deferred Provision	676	276	136

Income Tax Provision	5,286	3,597	1,365
Income Tax Effect on Extraordinary Item	—	1,332	481

	$5,286	$4,929	$1,846

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the income tax provision to statutory rates is as follows:

	For the Years Ended
	2006	2005	2004
	(in thousands)
Federal Taxes at Statutory Tax Rate	$5,639	$3,748	$1,648
Tax Exempt Earnings on Securities	(543)	(405)	(297)
Tax Exempt Earnings on Bank Owned Life Insurance	(300)	(186)	(6)
Other, net	56	2	(113)
State Taxes, net of federal effect	434	438	133

Income Tax Provision	$5,286	$3,597	$1,365

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	2006	2005
	(in thousands)
Deferred Tax Assets
Allowance for Loan Losses	$3,687	$3,547
Securities Available for Sale	449	813
Deferred Loan Fees	187	158
Acquisition Fair Value Adjustments	469	792
Salary Continuation	275	119
Other Assets	205	198
Other Intangible Assets	186	131

	5,458	5,758

Deferred Tax Liabilities
Gain on Business Combination	352	709
Premises and Equipment	1,965	2,603
Goodwill and Core Deposit Intangibles	1,522	1,663
FHLB and Banker’s Bank Stock	415	327
Leasing Activities	1,691	1,004
Other	161	412

	6,106	6,718

Net Deferred Tax Liability	$(648)	$(960)

NOTE 13—401(k) AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401(k) and employee stock ownership plan (the Plan) covering employees meeting certain age and service requirements. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. During 2006, the Plan was amended with an effective date of January 1, 2007. With the amendment, the Company makes matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. The employer contribution is made in the form of Company common stock on a quarterly basis. The employee and employer contributions and earnings thereon are vested immediately. All prior employer contributions are 100% vested as of January 1, 2007. In its sole discretion at the end of the Plan year, the Company may make supplemental matching contributions or profit sharing contributions.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For Plan years prior to January 1, 2007, the Company made matching contributions equal to 25% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year. In its sole discretion at the end of the Plan year, the Company may have made supplemental matching contributions or profit sharing contributions. Participants were vested immediately in their contributions plus actual earnings thereon. A participant was fully vested in employer contributions upon reaching age 65, upon death, or upon permanent disability. Termination of employment before any of the above occurs activates the following vesting schedule for employer contributions:

Full Years Of Employment	2007 Vested Schedule	2006 Vested Schedule
Less than 1	100%	0%
1	100%	33%
2	100%	66%
3 or more	100%	100%

During 2005, the Plan was amended to modify the eligibility and service crediting rules to allow certain employees of Jackson Bank to participate in the Plan effective September 1, 2005 and to receive service credit for their period of employment with Jackson Bank prior to September 1, 2005.

The Company recognized $678 thousand, $511 thousand and $432 thousand in expense under the Plan for 2006, 2005 and 2004, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.

The employee stock ownership (ESOP) portion of the Plan purchased shares of common stock with proceeds from advances of a loan from the Company. The loan between the Company and the Plan enables the Plan to borrow up to $5,750 thousand until December 31, 2006. The loan has a term of 15 years, bears interest at 6.25% and requires annual payments. The loan is secured by the stock purchased by the Plan that has not been allocated to participant accounts. The Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution will first be used to repay the loan. As the loan is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares are allocated to the ESOP accounts of participants on a quarterly or annual basis. Cash dividends on financed shares will first be used to repay the acquisition loan. Cash dividends on allocated shares are payable to the participants in cash or reinvested in Company stock not later than 90 days from the end of the Plan year.

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The Company recognized compensation expense of $548 thousand in 2006 related to the 47,547 shares allocated from the ESOP as of December 31, 2006. The Company did not recognize compensation expense for 2005 as no shares were committed to be released during 2005. The number of unallocated, committed to be released, and allocated shares are as follows:

	Unallocated shares	Committed to be released shares	Allocated shares
Shares as of December 31, 2005	9,500	—	—
Shares purchased by ESOP during 2006	490,500	—	—
Shares committed to be released during 2006	(47,547)	—	47,547

Shares as of December 31, 2006	452,453	—	47,547

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2006, the market value of the 452,453 unallocated shares outstanding totaled $5,217 thousand. At December 31, 2005, the market value of the 9,500 unallocated shares purchased totaled $93 thousand.

NOTE 14—LONG-TERM INCENTIVE PLAN

As of December 31, 2006, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

The 2002 Long-Term Incentive Plan was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 annual meeting to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand shares. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 768 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

The Company’s 1999 Long-Term Incentive Plan (1999 LTIP) is limited to eligible employees. The total number of shares of stock authorized for awards was 936 thousand, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock were granted at a price not less than the fair market value of the stock as of the date of the grant. Options were to be exercised within ten years from the date of grant subject to conditions specified by the plan. Restricted stock could also be awarded by the committee in accordance with the 1999 LTIP. Each award vested in approximately equal percentages each year over a period of not less than three years (with the exception of five grants for a total of 168 thousand shares which vest in approximately equal percentages at 6 months, 18 months and 30 months) and vest from the date of grant as determined by the committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below. Expected volatility is based on the implied volatility of the Company’s stock price. The Company uses historical data to estimate option exercise and employee terminations used in the model. The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below provides the assumptions used to determine the fair value of stock option grants during the years indicated.

	2006	2005	2004
Dividend Yield	1.56%	1.03%	1.00%
Average Risk-Free Interest Rate	4.70%	4.26%	3.98%
Expected Life	6.5 years	7 years	7 years
Expected Volatility	18%	13%	13%

The weighted average fair value of options granted during 2006, 2005 and 2004 was $2.82, $2.25 and $1.82, respectively. The total intrinsic value of options exercised during 2006, 2005, and 2004 was $152 thousand, $405 thousand, and $4 thousand, respectively. At December 31, 2006, there was $1,144 thousand unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 2.5 years.

The following is a summary of the status of stock options as of December 31, 2006, 2005, and 2004, and changes during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding—January 1, 2006	1,164	$7.35
Granted	281	11.28
Exercised	(36)	7.14
Forfeited	(46)	8.83

Outstanding—December 31, 2006	1,363	$8.12	7.08	$4,655

Exercisable—December 31, 2006	889	$6.88	5.90	$4,138

Outstanding—January 1, 2005	1,043	$6.66
Granted	250	9.55
Exercised	(107)	5.71
Forfeited	(22)	7.51

Outstanding—December 31, 2005	1,164	$7.35	7.31	$2,782

Exercisable—December 31, 2005	707	$6.50	6.12	$2,291

Outstanding—January 1, 2004	896	$6.36
Granted	163	8.33
Exercised	(3)	6.94
Forfeited	(13)	7.02

Outstanding—December 31, 2004	1,043	$6.66	7.57	$1,742

Exercisable—December 31, 2004	586	$6.05	5.80	$1,336

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognized $24 thousand and $84 thousand in 2006 and 2005, respectively, net of forfeitures related to restricted stock. No restricted shares were granted prior to 2005. As of December 31, 2006, unearned stock-based compensation of $329 thousand was associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during 2006 was $52 thousand.

The following table summarizes the restricted stock activity:

	2006		2005		2004
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested—beginning of period	57,624	$9.88	—	—	—	—
Granted	16,000	$11.35	57,624	$9.88	—	—
Vested	(4,455)	$9.50	—	—	—	—
Forfeited	(26,124)	$10.00	—	—	—	—

Nonvested—end of period	43,045	$10.40	57,624	$9.88	—	—

During 2005, the Company granted 44,124 restricted stock awards that cliff vest 26 months from the date of grant. The remaining 13,500 awards in 2005 and the 16,000 awards in 2006 vest in equal installments on each of the first three anniversaries of the date of grant.

NOTE 15—STOCKHOLDERS’ EQUITY

On November 29, 2006, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock in open market transactions. As of December 31, 2006, no repurchases had occurred.

On October 27, 2005, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock in open market transactions. The common stock was provided to the Company’s ESOP for matching, discretionary, and profit-sharing contributions for the 401(k) and employee stock ownership plan. During 2005, the Company repurchased 9,500 shares to provide shares under the Company’s ESOP at a weighted average market price of $9.67. During the fourth quarter of 2005, the Company repurchased 82,727 shares at a cost of $797 thousand, or $9.63 per share, that were subsequently retired and returned to authorized and unissued shares. During 2006, the Company repurchased 87,420 shares at a cost of $917 thousand, or $10.49 per share, that were subsequently retired and returned to authorized and unissued shares. The Company issued 170,147 shares to the ESOP at a cost of $11.04 per share. The ESOP also repurchased 320,353 shares to provide to the Company’s ESOP at a weighted average market price of $11.22. The transactions provided the ESOP with 500,000 shares.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount	Payment Date
			(in thousands)
February 22, 2006	$0.025	March 1, 2006	$441	March 16, 2006
April 26, 2006	$0.025	June 1, 2006	$439	June 16, 2006
July 26, 2006	$0.025	September 1, 2006	$444	September 18, 2006
October 25, 2006	$0.05	December 1, 2006	$843	December 18, 2006

In October 2006, the Company announced the doubling of its quarterly cash dividend to $0.05 per share.

On October 27, 2005, the Company’s shareholders approved an amendment, as proposed by the Board of Directors, to its articles of incorporation to increase the number of authorized shares of common stock from 20 million to 50 million. Amended and restated articles were filed with the Tennessee Secretary of State to effect this change on March 7, 2006. The Board of Directors also declared its first cash dividend of $0.025 per share or $441 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2006, that the Company met all capital adequacy requirements to which they are subject.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company and the Bank were well capitalized for regulatory purposes. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollar amounts in thousands)
December 31, 2006
Total Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$124,408	13.1%	$75,980	8.0%	N/A	N/A
FSGBank	$115,264	12.1%	$75,945	8.0%	$94,931	10.0%

Tier 1 Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$114,318	12.0%	$37,990	4.0%	N/A	N/A
FSGBank	$105,174	11.1%	$37,972	4.0%	$56,959	6.0%

Tier 1 Capital to Average Assets—
First Security Group, Inc. and subsidiary	$114,318	10.5%	$43,556	4.0%	N/A	N/A
FSGBank	$105,174	9.7%	$43,413	4.0%	$54,266	5.0%

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollar amounts in thousands)
December 31, 2005
Total Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$117,626	13.2%	$71,453	8.0%	N/A	N/A
FSGBank	$99,802	11.2%	$71,309	8.0%	$89,136	10.0%

Tier 1 Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$107,505	12.0%	$35,726	4.0%	N/A	N/A
FSGBank	$89,681	10.1%	$35,654	4.0%	$53,481	6.0%

Tier 1 Capital to Average Assets—
First Security Group, Inc. and subsidiary	$107,505	10.6%	$40,482	4.0%	N/A	N/A
FSGBank	$89,681	8.9%	$40,408	4.0%	$50,510	5.0%

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and Cash Equivalents	$28,112	$28,112	$41,752	$41,752
Interest-Bearing Deposits in Banks	$481	$481	$1,153	$1,153
Securities Available for Sale	$153,759	$153,759	$155,993	$155,993
Loans Held for Sale	$7,524	$7,524	$4,244	$4,244
Loans	$840,069	$842,135	$744,415	$742,266
Allowance for Loan and Lease Losses	$9,970	$9,970	$10,121	$10,121

Financial Liabilities
Deposits	$922,001	$922,162	$861,507	$859,162
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$20,851	$20,851	$16,894	$16,894
Other Borrowings	$24,838	$24,838	$10,150	$10,150

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and Cash Equivalents—The carrying amounts of cash and cash equivalents approximate fair value.

•	Interest-Bearing Deposits in Banks—The carrying amounts of interest-bearing deposits in banks approximate fair value.

•	Securities—Fair values for securities are based on quoted market prices.

•	Loans Held for Sale—The carrying amount of loans held for sale approximates fair value.

•

Loans—For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans and other consumer loans are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit ratings quality. Fair values for impaired loans and leases are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

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

The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2006 and 2005, was as follows:

	2006	2005
	(in thousands)
Commitments to Extend Credit	$270,662	$234,352
Standby Letters of Credit	$15,998	$12,669

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consist of the following:

	2006	2005
	(in thousands)
Other Assets:
Cash Surrender Value of Bank-Owned Life Insurance	$22,293	$21,440
Equity Securities	6,518	5,379
Interest Receivable	5,511	4,594
Foreclosed Properties and Repossessions	4,213	3,443
Federal Income Tax Receivable	1,506	2,003
Other	2,016	1,252
Prepaid Expenses	595	1,078

	$42,652	$39,189

Other Liabilities:
Accrued Interest Payable	$7,205	$4,413
Accrued Expenses	2,990	3,001
Other	2,562	1,284
Deferred Tax Liability	648	960

	$13,405	$9,658

NOTE 20—SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and other income are shown in the following table. Amounts less than 1% in the current or prior years are represented by a hyphen.

	2006	2005	2004
	(in thousands)
Noninterest Income—
Fees Related to Mortgage Loans Sold	$1,446	$1,468	$1,344
Bank-Owned Life Insurance Income	$870	$—	$—

Noninterest Expense—
Professional Fees	$1,927	$1,364	$1,152
Intangible Asset Amortization	$1,246	$929	$797
Computer Fees	$1,237	$1,189	$1,177
Printing and Supplies	$—	$—	$597
Advertising	$—	$—	$498
Telephone	$—	$—	$531

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2006	2005
	(in thousands)
ASSETS
Cash and Due from Bank Subsidiary	$1,900	$10,061
Investment in Common Stock of Subsidiary	135,644	120,565
Premises and Equipment, net	—	1,670
Other Assets	8,603	6,810

TOTAL ASSETS	$146,147	$139,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$1,359	$717
STOCKHOLDERS’ EQUITY	144,788	138,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,147	$139,106

CONDENSED STATEMENT OF OPERATIONS

	2006	2005	2004
	(in thousands)
INCOME
Management Fees	$5,313	$4,821	$3,600
Interest	—	29	—
Miscellaneous	—	—	2

Total Income	5,313	4,850	3,602

EXPENSES
Salaries and Employee Benefits	6,023	4,496	3,297
Other	1,585	1,526	1,465

Total Expenses	7,608	6,022	4,762

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(2,295)	(1,172)	(1,160)

Income Tax Benefit	(839)	(427)	(415)

LOSS BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(1,456)	(745)	(745)

Equity in Undistributed Net Income of Subsidiary	12,568	10,316	5,012

NET INCOME	$11,112	$9,571	$4,267

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,112	$9,571	$4,267
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities—
Equity in Undistributed Net Income of Subsidiary	(12,568)	(10,316)	(5,012)
Amortization of Deferred Compensation	454	84	33
(Increase) Decrease in Other Assets	(1,793)	(6,058)	92
Increase in Liabilities	1,190	25	642

Net Cash (Used in) Provided by Operating Activities	(1,605)	(6,694)	22

CASH FLOWS FROM INVESTING ACTIVITIES
(Additions to) Disposal of Premises and Equipment	(4,133)	(120)	39
Acquisition of Subsidiary	—	(33,277)	—
Dividend from Subsidiary	4,000	—	—

Net Cash (Used in) Provided by Investing Activities	(133)	(33,397)	39

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock Under Stock Option Plan	255	630	23
Proceeds from Issuance of Common Stock, net of stock issuance costs	1,877	44,681	—
Repurchase and Retirement of Common Stock	(917)	(797)	—
Purchase of ESOP Shares	(5,471)	(91)	—
Dividends Paid on Common Stock	(2,167)	(441)	—

Net Cash (Used in) Provided by Financing Activities	(6,423)	43,982	23

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,161)	3,891	84
CASH AND CASH EQUIVALENTS—beginning of year	10,061	6,170	6,086

CASH AND CASH EQUIVALENTS—end of year	$1,900	$10,061	$6,170

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized Appreciation (Depreciation) of Securities, net of tax	$708	$(1,693)	$(316)
Issuance of Common Stock Pursuant to Incentive Plan	$182	$569	$—
Transfer of Corporate Headquarters to Subsidiary	$5,803	$—	$—

NOTE 22—RELATED PARTY TRANSACTIONS

During 2006, 2005 and 2004 the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s Chief Executive Officer and President. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the renovation of the Company’s corporate headquarters, for which it paid $30 thousand in 2006, 2005 and 2004. The agreement has been renewed for 2007.

In connection with the acquisition of Premier National Bank of Dalton in 2003, the Bank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a director of the Company, is a 14.2% owner of First Plaza. As a result of the agreement, FSGBank leases property located at 715 S Thornton Avenue, Dalton, Georgia 30721.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank owns a full service branch facility located on this property. The Company recognized lease expense of $45 thousand in 2006, 2005 and 2004, respectively.

In March 2005, the Company entered an exclusive listing agreement with two agents of Wood Properties, Inc., a real estate broker, to offer for sub-lease the Company’s vacant property located at 109 Northshore Drive, Suite 300, Knoxville, Tennessee. H. Patrick Wood is the Chairman of the Board of Wood Properties. Mr. Wood served as a director of the Company until June 23, 2006. Under the agreement, the Company agrees to pay directly to the assigned Wood Properties, Inc. agents a commission of 4% of the total sublease payments if the sublease is made via one broker and 6% if the subtenant is represented by an independent broker (in which case the fees will be split between the brokers). In November 2005, the Company entered into a sub-lease agreement with Trinity Mortgage Capital, Inc. The Company paid commissions to Wood Properties, Inc. in the amount of $9 thousand in 2005 based on the terms of the listing agreement described above.

NOTE 23—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
	(in thousands, except per share amounts)
Interest Income	$17,422	$18,540	$19,384	$19,781
Interest Expense	5,657	6,371	7,228	7,889

Net Interest Income	11,765	12,169	12,156	11,892
Provision for Loan Losses	543	600	600	441

Net Interest Income After Provision for Loan Losses	11,222	11,569	11,556	11,451
Noninterest Income	2,436	2,666	2,776	2,739
Noninterest Expense	10,039	10,076	10,031	9,871

Income Before Income Taxes	3,619	4,159	4,301	4,319
Income Tax Provision	1,145	1,343	1,395	1,403

Net Income	$2,474	$2,816	$2,906	$2,916

Net Income Per Share*
Net Income Per Share—Basic	$0.14	$0.16	$0.17	$0.17

Net Income Per Share—Diluted	$0.14	$0.16	$0.16	$0.17

Shares Outstanding
Basic	17,489	17,342	17,218	17,216
Diluted	17,852	17,759	17,629	17,600

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
	(in thousands, except per share amounts)
Interest Income	$11,988	$12,874	$14,576	$16,866
Interest Expense	2,987	3,434	4,185	5,257

Net Interest Income	9,001	9,440	10,391	11,609
Provision for Loan Losses	1,143	843	693	243

Net Interest Income After Provision for Loan Losses	7,858	8,597	9,698	11,366
Noninterest Income	1,707	2,388	2,388	2,364
Noninterest Expense	7,966	8,212	9,154	10,041

Income Before Income Taxes	1,599	2,773	2,932	3,689
Income Tax Provision	493	878	1,009	1,217

Income before Extraordinary Item	1,106	1,895	1,923	2,472
Extraordinary Gain on Business Combination, net of tax	—	—	2,385	(210)

Net Income	$1,106	$1,895	$4,308	$2,262

Net Income Per Share*
Net Income Per Share Before Extraordinary Item—Basic	$0.09	$0.15	$0.13	$0.14
Extraordinary Item—Basic	—	—	0.15	(0.01)

Net Income Per Share—Basic	$0.09	$0.15	$0.28	$0.13

Net Income Per Share Before Extraordinary Item—Diluted	$0.09	$0.15	$0.12	$0.14
Extraordinary Item—Diluted	—	—	0.16	(0.01)

Net Income Per Share—Diluted	$0.09	$0.15	$0.28	$0.13

Shares Outstanding
Basic	12,722	12,733	15,353	17,603
Diluted	12,922	13,014	15,661	17,908

*	The sum of the 2006 and 2005 quarterly earnings per share may differ from the annual earnings per share because of the differences in the weighted average number of common shares outstanding and common shares used in the quarterly and annual computation as well as differences in rounding.

NOTE 24—BANK-OWNED LIFE INSURANCE

The Company’s Board of Directors approved the establishment of a bank-owned life insurance (BOLI) program on January 26, 2005. The program provides benefits to the Company’s executives, which continues after retirement. The Company is the owner and beneficiary of these life insurance contracts. In order to fund this program, the Company invested a total of $17,250 thousand in three bank-owned life insurance policies during the first half of 2005.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisitions of First State Bank and Jackson Bank, the Company assumed $362 thousand and $3,348 thousand, respectively in bank-owned life insurance. The Company’s investment in bank-owned life insurance is as follows:

	2006	2005
	(in thousands)
Cash Surrender Value—beginning of year	$21,440	$362
Purchase of BOLI	—	17,250
Assumption of BOLI through bank acquisition	—	3,348
Increase in Cash Surrender Value, net of expenses	853	480

Cash Surrender Value—end of year	$22,293	$21,440

The cash surrender value of these policies is reported in other assets in the Company’s consolidated balance sheets. The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.

NOTE 25—CONCENTRATIONS OF CREDIT RISK

The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2006, the Company had approximately $397,781 thousand of interest-only loans, which primarily consist of construction and commercial real estate loans (40%), home equity loans (19%) and commercial and industrial loans (18%). The loans have an average maturity of approximately one year or less, with the exception of home equity lines-of-credit which have an average maturity of approximately seven years. The interest only loans are properly underwritten loans and are within the Company’s lending policies.

At December 31, 2006, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

NOTE 26—SUBSEQUENT EVENT

On January 26, 2007, the Company declared a quarterly cash dividend of $0.05 per share payable on March 16, 2007 to shareholders of record on March 1, 2007.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Security Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006.

Our independent auditors, Joseph Decosimo and Company, PLLC, have issued their auditor’s report on management’s assessment of internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of First Security Group, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that First Security Group, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Security Group, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, First Security Group, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, of First Security Group, Inc. and subsidiary and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/    Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 15, 2007

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that has not been reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees. We believe the Code is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; full, fair and accurate disclosure in filings and other public communications made by us; compliance with applicable laws; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. We have posted a copy of our Code on our website at www.FSGBank.com. A copy may also be obtained, without charge, upon written request addressed to First Security Group, Inc., 531 Broad Street, Chattanooga, Tennessee 37402, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of First Security’s Chief Financial Officer at 423-267-3383.

The remaining information for this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2007, under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2007, under the headings “Proposal One: Election of Directors- Director Compensation” and “Executive Compensation” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	1,363,333	$8.12	13,190
Equity compensation plans not approved by security holders	—	—	—
Total	1,363,333	$8.12	13,190

The remaining information for this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2007, under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2007, under the headings “Related Party Transactions” and “Proposal One: Election of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2007, under the heading “Proposal Three: Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) The list of all financial statements is included at Item 8.

(a)	(2) The financial statement schedules are either included in the financial statements or are not applicable.

(a)	(3) Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation.[1]

3.2		Bylaws. [2]

10.1	*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[2]

10.2	*	First Security’s 2002 Long-Term Incentive Plan.[3]

10.3	*	First Amendment to First Security’s 2002 Long-Term Incentive Plan.[4]

10.4	*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan. [5]

10.5	*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[5]

10.6	*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[5]

10.7	*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[5]

10.8	*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Rodger B. Holley.[6]

10.9	*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Rodger B. Holley.[1]

10.10	*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Lloyd L. Montgomery, III.[6]

10.11	*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Lloyd L. Montgomery, III.[1]

10.12	*	Employment Agreement Dated as of May 16, 2003 by and between First Security and William L. Lusk, Jr.[6]

10.13	*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and William L. Lusk, Jr.[1]

10.14	*	First Security Group, Inc. Non-Employee Director Compensation Policy.

21.1		Subsidiaries of the Registrant.[7]

23.1		Consent of Joseph Decosimo and Company, PLLC.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

1	Incorporated by reference to First Security’s Annual Report on Form 10-K for the Year Ended December 31, 2005.

2	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.

3	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed August 16, 2002.

4	Incorporated by reference from Appendix B to First Security’s Proxy Statement filed April 16, 2004.

5	Incorporated by reference to First Security’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

6	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2003.

7	Incorporated by Reference to First Security’s Annual Report on Form 10-K for the Year ended December 31, 2003

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/s/ RODGER B. HOLLEY
Rodger B. Holley President and Chief Executive Officer

DATE: March 15, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.

Signature	Title

/s/ RODGER B. HOLLEY Rodger B. Holley	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ WILLIAM L. LUSK, JR. William L. Lusk, Jr.	Secretary, Chief Financial Officer and Executive Vice President (Principal Financial Officer)

/s/ JOHN R. HADDOCK John R. Haddock	Controller and Vice-President (Principal Accounting Officer)

/s/ J. C. HAROLD ANDERS J. C. Harold Anders	Director

/s/ RANDALL L. GIBSON Randall L. Gibson	Director

/s/ CAROL H. JACKSON Carol H. Jackson	Director

/s/ RALPH L. KENDALL Ralph L. Kendall	Director

/s/ WILLIAM B. KILBRIDE William B. Kilbride	Director

/s/ D. RAY MARLER D. Ray Marler	Director

/s/ LLOYD L. MONTGOMERY, III Lloyd L. Montgomery, III	Director, Chief Operating Officer and Executive Vice President