Form 10-Q
period 2007-03-31
FIRST SECURITY GROUP INC/TN
filed 2007-05-10
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes           ☐           No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value:
17,611,182 shares outstanding and issued as of May 8, 2007

First Security Group, Inc. and Subsidiary

Form 10-Q

INDEX

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2007	2006	2006
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$31,472	$26,512	$27,824

Federal Funds Sold and Securities Purchased under Agreements to Resell	-	1,600	16,800
Cash and Cash Equivalents	31,472	28,112	44,624
Interest Bearing Deposits in Banks	189	481	1,696
Trading Assets	27,213	-	-
Securities Available For Sale	126,436	153,759	157,425
Loans Held for Sale	5,251	7,524	6,177
Loans	858,689	840,069	760,445
Total Loans	863,940	847,593	766,622
Less: Allowance for Loan Losses	10,154	9,970	10,103
	853,786	837,623	756,519
Premises and Equipment, net	35,830	35,835	31,543
Goodwill	27,156	27,156	26,965
Intangible Assets	3,921	4,185	5,061
Other Assets	41,526	42,652	38,176
TOTAL ASSETS	$1,147,529	$1,129,803	$1,062,009

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2007	2006	2006
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$166,492	$168,654	$159,441
Interest Bearing Demand	68,649	66,787	79,117
	235,141	235,441	238,558
Savings and Money Market Accounts	135,897	135,784	149,176
Time Deposits:
Certificates of Deposit of $100 thousand or more	212,536	205,428	171,733
Certificates of Deposit less than $100 thousand	263,514	258,456	236,801
Brokered Certificates of Deposit	79,225	86,892	86,224
	555,275	550,776	494,758
Total Deposits	926,313	922,001	882,492
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	26,991	20,851	19,483
Security Deposits	3,704	3,920	4,369
Other Borrowings	31,928	24,838	8,147
Other Liabilities	12,194	13,405	9,377
Total Liabilities	1,001,130	985,015	923,868
STOCKHOLDERS’ EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized; 17,678,082 issued as of March 31, 2007;
17,762,278 issued as of December 31, 2006;
17,573,707 issued as of March 31, 2006	123	123	122
Paid-In Surplus	123,448	124,293	121,832
Unallocated ESOP Shares	(4,876)	(5,094)	(1,349)
Retained Earnings	27,827	26,337	19,425
Accumulated Other Comprehensive Loss	(123)	(871)	(1,889)
Total Stockholders’ Equity	146,399	144,788	138,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,147,529	$1,129,803	$1,062,009

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006
INTEREST INCOME
Loans, including fees	$18,372	$15,619
Debt Securities – taxable	1,013	1,277
Debt Securities – non-taxable	410	381
Trading Assets	284	-
Other	24	145
Total Interest Income	20,103	17,422

INTEREST EXPENSE
Interest Bearing Demand Deposits	125	159
Savings Deposits and Money Market Accounts	771	644
Certificates of Deposit of $100 thousand or more	2,629	1,650
Certificates of Deposit of less than $100 thousand	3,152	2,200
Brokered Certificates of Deposit	982	847
Other	580	157
Total Interest Expense	8,239	5,657

NET INTEREST INCOME	11,864	11,765
Provision for Loan Losses	417	543
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,447	11,222

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,140	1,153
Gain on Trading Assets, net	139	-
Other	1,658	1,283
Total Noninterest Income	2,937	2,436

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,822	5,607
Expense on Premises and Fixed Assets, net of rental income	1,627	1,665
Other	2,749	2,767
Total Noninterest Expenses	10,198	10,039

INCOME BEFORE INCOME TAX PROVISION	4,186	3,619
Income Tax Provision	1,351	1,145
NET INCOME	$2,835	$2,474

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.16	$0.14
Net Income Per Share - Diluted	$0.16	$0.14

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Loss	ESOP Shares	Total
Balance - December 31, 2006	17,762	$123	$124,293	$26,337	$(871)	$(5,094)	$144,788
Cumulative adjustment for adoption of SFAS 159 (unaudited)				(481)	481		-
Comprehensive income - Net Income (unaudited)				2,835			2,835
Change in Net Unrealized Loss on Securities Available for Sale, net of tax (unaudited)					267		267
Total Comprehensive income							3,102
Issuance of Stock (unaudited)	8	-	56				56
Dividends Paid ($0.05 per share) (unaudited)				(864)			(864)
Stock-based Compensation (unaudited)			160				160
ESOP Allocation (unaudited)			29			218	247
Repurchase and Retirement of Common Stock (92,056 shares) (unaudited)	(92)	-	(1,090)				(1,090)
Balance – March 31, 2007 (unaudited)	17,678	$123	$123,448	$27,827	$(123)	$(4,876)	$146,399

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)
	Three Months Ended
	March 31,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,835	$2,474
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities -
Provision for Loan Losses	417	543
Amortization, net	296	415
Stock-Based Compensation	160	154
Depreciation	658	589
Gain on Sale of Premises and Equipment	(55)	(18)
Gain on Sale of Other Real Estate and Repossessions, net	(54)	(71)
Write-down of Other Real Estate and Repossessions	199	200
Gains on Trading Assets, net	(139)	-
Accretion of Fair Value Adjustment, net	(135)	(243)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	2,273	1,933
Interest Receivable	261	(201)
Other Assets	1,182	1,228
Interest Payable	665	836
Other Liabilities	(1,983)	(682)
Net Cash Provided by Operating Activities	6,580	7,157

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	292	(543)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	3,622	4,292
Purchases	(3,000)	(6,268)
Loan Originations and Principal Collections, net	(20,098)	(20,933)
Proceeds from Sale of Premises and Equipment	318	313
Proceeds from Sales of Other Real Estate and Repossessions	913	819
Additions to Premises and Equipment	(914)	(823)
Capital Improvements to Repossessions	(1)	(165)
Net Cash Used in Investing Activities	(18,868)	(23,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	4,316	21,003
Net Increase in Federal Funds Purchased and
Securities Sold Under Agreements to Repurchase	6,140	2,589
Net Increase (Decrease) of Other Borrowings	7,090	(2,003)
Proceeds from Exercise of Stock Options	56	50
Repurchase and Retirement of Common Stock	(1,090)	(917)
Purchase of ESOP Shares	-	(1,258)
Dividends Paid on Common Stock	(864)	(441)
Net Cash Provided by Financing Activities	15,648	19,023
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,360	2,872
CASH AND CASH EQUIVALENTS - beginning of period	28,112	41,752
CASH AND CASH EQUIVALENTS - end of period	$31,472	$44,624

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Three Months Ended
	March 31,
(in thousands)	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in Unrealized Depreciation of Securities, net of Deferred Taxes of $138 for 2007 and $160 for 2006	$267	$(310)
Foreclosed Properties and Repossessions	$1,674	$758
Purchase Accounting Adjustment to Goodwill	$-	$67
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$7,574	$4,821
Income Taxes Paid	$360	$162

(See Accompanying Notes to Consolidated Financial Statements)

Index

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month period ended March 31, 2007 and 2006, respectively, was as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$2,835	$2,474
Unrealized gain (loss) on securities, net of tax	267	(310)
Comprehensive income, net of tax	$3,102	$2,164

Index

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Net income	$2,835	$2,474
Denominator:
Weighted average common shares outstanding	17,241	17,489
Equivalent shares issuable upon exercise of stock options	400	363
Diluted shares	17,641	17,852
Net income per share:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

NOTE 4 – STOCK-BASED COMPENSATION

As of March 31, 2007, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP).  The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award.  The plans are described in further detail below.

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

Index

Stock Options

The following table illustrates the effect on operating results and per share information for stock-based compensation in accordance with SFAS 123 (R) for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands, expect per share data)
Stock option compensation expense	$113	$84
Stock option compensation expense, net of tax	$70	$52
Impact of stock option expense on basic income per share	$(0.01)	-
Impact of stock option expense on diluted income per share	$-	-

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company.  Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b).  As of March 31, 2007, the Company has not received tax deductions related to these nonqualified options.

Net cash proceeds received from the exercise of options were $56 thousand and $50 thousand for the three months ended March 31, 2007 and 2006, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below.  Expected volatility is based on the implied volatility of the Company’s stock price.  The Company uses historical data to estimate option exercises and employee terminations used in the model.  The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The table below provides the assumptions used to determine the fair value of stock option grants during the three months ended March 31, 2007 and 2006, respectively

	Three Months Ended March 31,
	2007	2006

Expected dividend yield	1.69%	0.93%
Expected volatility	18.96%	14.70%
Risk-free interest rate	4.66%	4.60%
Expected life of options (in years)	6.5 years	6.5 years
Weighted average grant date fair value	$2.92	$2.68

The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 was $2.92 and $2.68, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $35 thousand and $28 thousand, respectively.  At March 31, 2007, there was $1,003 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 2.30 years.

Index

The following table represents stock option activity for the period ended March 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, January 1, 2007	1,363	$8.12
Granted	10	11.84
Exercised	(8)	7.16
Forfeited	(1)	10.00
Outstanding, March 31, 2007	1,364	$8.15	6.88	$4,416
Exercisable, March 31, 2007	913	$6.94	5.74	$4,053

As of March 31, 2007, shares available for future option grants to employees and directors under existing plans were zero shares and five thousand shares for the 1999 LTIP and 2002 LTIP, respectively.  Proposal two of the 2007 Proxy Statement recommends increasing the 2002 LTIP by an additional 750 thousand shares.  The proposal will be voted during the June 14, 2007 annual meeting.

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

As of March 31, 2007, unearned stock-based compensation associated with these awards totaled $282 thousand.  The Company recognized $47 thousand of compensation expense in the first quarter of 2007 related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations.  The remaining cost is expected to be recognized over a weighted-average period of 2.05 years.

As of March 31, 2007, the Company had non-vested restricted stock awards outstanding of 43,045 shares at a weighted average grant date fair value of $10.40.  Of the total awards outstanding, 25,045 shares allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant.  The remaining 18,000 shares awarded cliff vest 26 months from the date of grant as provided for in the award agreement.  The Company did not grant any restricted stock during the first quarter of 2007.

NOTE 5 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at March 31, 2007, December 31, 2006, and March 31, 2006 was $15,941 thousand, $15,998 thousand, and $13,659 thousand, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.   The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Index

NOTE 6 – STOCKHOLDER’S EQUITY

On March 16, 2007, the Company paid its first quarter cash dividend of $0.05 per share or $864 thousand to shareholders of record on March 1, 2007.  On April 25, 2007, the Board of Directors approved the second quarter cash dividend of $0.05 per share payable on June 18, 2007 to shareholders of record on June 1, 2007.

On November 29, 2006, the Board of Directors authorized the Company to repurchase up to 500 thousand shares in open market transactions.  The Company began the program during the first quarter.  As of March 31, 2007, the Company had repurchased 92,056 shares at a weighted average price of $11.85.

On March 31, 2007, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares
Shares as of December 31, 2006	452,453	-	47,547
Shares allocated for first quarter 2007 match	(21,687)	-	21,687
Shares as of March 31, 2007	430,766	-	69,234

NOTE 7 – TAXES

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.  FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, and disclosure requirements.  The Company adopted FIN 48 as of January 1, 2007 as FIN 48 is effective for the year ended December 31, 2007.

The Company evaluated its material tax positions as of March 31, 2007, and does not expect the adoption to have an immediate effect on its consolidated financial statements.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

As of March 31, 2007, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2007.  However, changes in state and federal tax regulations could create a material uncertain tax position.

Index

NOTE 8 – FAIR VALUE MEASUREMENTS

Effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standard 157, Fair Value Measurements (SFAS 157), and Statement of Financial Accounting Standard 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The statements require disclosures about the Company’s assets and liabilities, if applicable, that are measured at fair value.  Further information about such assets is presented below.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2007

	Balance as of March 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets
Trading Assets	$27,213	$-	$27,213	$-
Securities Available for Sale	126,436	-	126,186	250

Financial Liabilities
FHLB overnight borrowings	26,460	-	26,460	-

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Beginning Balance	Total Realized And Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
(in thousands)
Financial Assets
Securities Available for Sale	$250	$-	$-	$-	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

At March 31, 2007, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis relate to assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits.  Such measurements were determined utilizing Level 3 inputs.

Index

NOTE 9 – FAIR VALUE OPTION

In February 2007, the FASB issued SFAS 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Effective January 1, 2007, the Company elected early adoption of SFAS 159.  As a result of the adoption of SFAS 159, the Company recorded a cumulative effect adjustment of approximately $871 thousand or $481 thousand net of tax as a decrease to the opening balance of retained earnings as of January 1, 2007.

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transaction adjustment was recorded as of January 1, 2007.

	Carrying Value of Instrument at January 1, 2007	Transition Adjustment to Retained Earnings Gain / (Loss)	Transition Adjustment to Other Comprehensive Loss	Carrying Value of Instrument at January 1, 2007 (After adoption of SFAS 159)
(in thousands)
Trading assets	$27,074	$(481)	$481	$27,074

The fair value of the trading asset portfolio increased in value by $139 thousand for the three months ended March 31, 2007.  The Company elected the fair value option on approximately $27 million of its available-for-sale portfolio to match the FHLB overnight borrowings. Electing the fair value option on available-for-sale securities had the effect of reclassifying those securities to trading securities.  This election matched short-term variable rate liabilities with short-term assets.

Subsequent to March 31, 2007, the Company sold the trading securities and utilized the proceeds to pay down the FHLB overnight borrowings.  The Company recognized a pre-tax loss of $180 thousand on the sale.  The decision to sell the trading securities de-leveraged a portion of the balance sheet.  The Company believes the decrease in the balance sheet will have a positive impact on its asset liability position through selective growth in the current challenging interest rate environment.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well.  The Company early adopted SFAS 159 effective January 1, 2007.  Note 9 provides the required disclosures.

Index

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  The Company adopted SFAS 157 on April 5, 2007 with the effective date of January 1, 2007.  The adoption resulted in additional disclosures as presented in Note 8.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated financial statements.  Note 7 provides additional information.

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

In November 2005, the FASB issued a FSP on SFAS No. 115-1 and SFAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 11– RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements presented for prior periods to conform to the 2007 presentation.

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

FIRST QUARTER 2007 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2007 and 2006. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

As of March 31, 2007, we had total consolidated assets of $1.1 billion, total loans of $863.9 million, total deposits of $926.3 million and stockholders’ equity of $146.4 million.

Net income for the three months ended March 31, 2007, was $2.8 million, or $0.16 per share (basic and diluted), compared to net income of $2.5 million, or $0.14 per share (basic and diluted) for the comparative period in 2006.  Net interest income and noninterest income increased by $99 thousand and $501 thousand, respectively, while noninterest expense, including provision for loan losses, increased by $33 thousand as compared to the same period in 2006.  Income increases continue to outpace expense increases as a result of the change in the mix of earning assets towards loans, as well as the growing diversified stream of non-interest income from trust and mortgage banking activity.  The increase in expenses is mainly due to the addition of eight full-time equivalent employees as compared to 2006.

Index

Our efficiency ratio improved in the first quarter of 2007 to 68.9% as compared to 70.7% in the same period of 2006.  We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses, as well as evaluating staff levels with particular emphasis on our branches.  In December 2006, we opened our new corporate headquarters, including a de novo branch at that location.  In April 2007, we opened a de novo branch in Algood, Tennessee and anticipate opening a de novo branch in Cleveland, Tennessee in May 2007.  For the remainder of 2007 and into 2008, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, the locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Net interest margin in the first quarter of 2007 was 4.86% or 41 basis points lower as compared to the prior year period of 5.27%.  We believe that our net interest margin will increase in the second quarter before stabilizing for the remainder of 2007 in the 4.9% to 5.0% range.  This is dependant on competitive pricing and our ability to raise core deposits.

On April 25, 2007, our Board of Directors approved a second quarter cash dividend of $0.05 per share payable on June 18, 2007 to shareholders of record on June 1, 2007.

RESULTS OF OPERATIONS

We reported net income for the first quarter of 2007 of $2.8 million versus net income for the same period in 2006 of $2.5 million.  In 2007, basic and diluted net income per share was $0.16 on approximately 17,241 thousand basic and 17,641 thousand diluted weighted average shares outstanding, respectively.

Net income in the first quarter of 2007 was above the 2006 level as a result of our organic growth, and growing fee income, partially offset by a shrinking net interest margin.  Our overhead also increased in 2007 because of our new corporate headquarters, which opened in December 2006 and additional full-time equivalent employees.  As of March 31, 2007 we had 38 banking offices, including the headquarters, four loan/lease production offices and 369 full time equivalent employees.  Although, we expect to continue to expand our branch network and our employee force in 2007, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the period ended March 31, 2007 as compared to the same period in 2006.

Condensed Consolidated Statements of Income

		Change from Prior Year
	2007	Amount	Percentage
	(in thousands, except percentages)
Interest income	$20,103	$2,681	15.4%
Interest expense	8,239	2,582	45.6%
Net interest income	11,864	99	0.8%
Provision for loan losses	417	(126)	(23.2)%
Net interest income after provision for loan losses	11,447	225	2.0%
Noninterest income	2,937	501	20.6%
Noninterest expense	10,198	159	1.6%
Income before income taxes	4,186	567	15.7%
Income tax provision	1,351	206	18.0%
Net income	$2,835	$361	14.6%

Index

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended March 31, 2007, net interest income increased by $99 thousand, or 0.8%, to $11.9 million for the first quarter of 2007 compared to $11.8 million for the same period in 2006.

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

Interest income for the first quarter of 2007 was $20.1 million, a 15.4% increase as compared to the same period in 2006.  The increase in interest income is due to an increase in average earning assets of $85.6 million, or 9.3%, to $1.0 billion compared to average earning assets of $924.8 million for the same period in 2006.  Additionally, our mix of earning assets shifted towards loans from investment securities and other earning assets.  Average loans increased $101.7 million, while all other earning assets decreased $16.1 million.  The decrease in other earning assets is a result of reinvesting federal funds sold into loans.  We decreased our securities portfolio by electing to shift a portion of the recurring cash from interest and maturities from the investment portfolio into the loan portfolio.  We anticipate our loan-to-deposit ratio to continue to rise due to this initiative.  Our loans increased in the first quarter of 2007 on a comparative basis due to the deposit gathering activities of FSGBank, the sale and the use of alternative funding through overnight advances from the Federal Home Loan Bank (FHLB), and to the shifting mix in earning assets.  These additional earning assets have enabled us to earn more interest income.

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets.  The tax equivalent yield on earning assets increased 42 basis points for the period ended March 31, 2007 to 8.17% from 7.75% for the same period in 2006.  The changes in the yield relate to (1) our changing the mix of earning assets, (2) the Federal Reserve Board changing the target federal funds rate and discount rate, and (3) the fourth quarter 2006 sale of approximately $9.8 million of investment securities with an average yield of 3.65%.  The proceeds were used to reduce our overnight borrowing, which eliminated negative spread.

Total interest expense was $8.2 million in the first quarter of 2007, or 45.6% higher, as compared to the same period in 2006.  Interest expense increased due to the additional volume of interest bearing liabilities combined with rising interest rates.  Average interest bearing liabilities increased $72.7 million, or 9.8%, for the three months ended March 31, 2007 compared to the same period in 2006.  The significant increase in interest bearing liabilities was due to our market penetration and the use of other borrowings, including FHLB overnight borrowings.  Average total deposits grew $60.2 million, or 7.0% to $920.7 million in the first quarter of 2007 compared to the same period in 2006.  The average rate paid on interest bearing liabilities increased 102 basis points to 4.12% from 3.10% for the period ended March 31, 2007 and 2006, respectively.  The increase is primarily due to (1) competitive pricing pressure, (2) the pricing lag related to certificates of deposit issued prior to the Federal Reserve rate increase initiative and (3) a shift in consumer behavior to higher rate time deposits.

Index

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

The Company’s net interest rate spread (on a tax equivalent basis) was 4.05% for the period ended March 31, 2007 compared to 4.65% for the same period in 2006.  Net interest margin (on a tax equivalent basis) was 4.86% for the period ended March 31, 2007 compared to 5.27% for the same period in 2006.  The decreased net interest spread and margin are the result of our rates on our interest bearing liabilities rising faster than the yields on earning assets.  Average interest bearing liabilities as a percentage of average earning assets was 80.4% for the period ended March 31, 2007 compared to 79.9% for the same period in 2006.  Noninterest bearing funding sources contributed 81 basis points to the spread for the three months ended March 31, 2007, as compared to 62 basis points in the comparable period in 2006.  Average noninterest bearing demand deposits were 16.1% and 16.3% of average earning assets for the period ended March 31, 2007 and 2006, respectively.

Through May 8, 2007, the Federal Reserve has kept the target federal funds rate at 5.25%.  We anticipate our net interest margin will increase in the second quarter before stabilizing for the remainder of 2007.  The increase is anticipated due to the decision to sell our trading portfolio in April 2007 and subsequently use the proceeds to pay down overnight borrowings.  This transaction eliminates the negative spread between the 4.32% yield for the trading assets and the 5.25% rate on overnight borrowings.  It also de-leverages the balance sheet, which provides opportunities for selected growth in the challenging interest rate environment.  However, our net interest margin could decline due to increasing competitive deposit pricing pressure or from Federal Reserve target rate decreases, if any.

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2007 and 2006.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis
	For the Three Months Ended March 31,

	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$855,569	$18,377	8.71%	$753,872	$15,649	8.42%
Investment securities – taxable	81,305	1,029	5.13%	114,973	1,300	4.59%
Investment securities – non-taxable	44,292	628	5.75%	41,500	585	5.72%
Trading assets	27,140	289	4.32%	-	-	-
Other earning assets	2,009	24	4.84%	14,407	145	4.08%
Total earning assets	1,010,315	20,347	8.17%	924,752	17,679	7.75%
Allowance for loan losses	(10,272)			(10,321)
Intangible assets	31,220			31,784
Cash & due from banks	27,131			25,661
Premises & equipment	36,151			31,705
Other assets	43,370			39,699
TOTAL ASSETS	$1,137,915			$1,043,280

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW accounts	$65,736	125	0.77%	$74,488	159	0.87%
Money market accounts	99,345	695	2.84%	110,523	578	2.12%
Savings deposits	36,049	76	0.86%	38,999	66	0.69%
Time deposits> $100	209,044	2,629	5.10%	163,252	1,650	4.10%
Time deposits < $100	263,371	3,152	4.85%	235,977	2,200	3.78%
Brokered CDs	84,172	982	4.73%	86,583	847	3.97%
Federal funds purchased	3,105	44	5.75%	3,195	23	2.92%
Repurchase agreements	22,392	143	2.59%	17,771	58	1.32%
Other borrowings	28,757	394	5.56%	8,442	76	3.65%
Total interest bearing liabilities	811,971	8,240	4.12%	739,230	5,657	3.10%
Net interest spread		$12,107	4.05%		$12,022	4.65%
Noninterest bearing demand deposits	163,001			150,677
Accrued expenses and other liabilities	17,165			14,092
Stockholders’ equity	146,034			140,781
Accumulated other comprehensive loss	(256)			(1,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,137,915			$1,043,280

Impact of noninterest bearing sources and other changes in balance sheet composition			0.81%			0.62%

Net interest margin			4.86%			5.27%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended March 31, 2007 Compared to 2006

	Increase (Decrease)in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,111	$617	$2,728
Investment securities – taxable	(381)	110	(271)
Investment securities – non-taxable	39	4	43
Trading assets	289	-	289
Other earning assets	(125)	4	(121)
Total earning assets	1,933	735	2,668

Interest bearing liabilities:
NOW accounts	(19)	(15)	(34)
Money market accounts	(58)	175	117
Savings deposits	(5)	15	10
Time deposits < $100	463	516	979
Time deposits> $100	255	697	952
Brokered CDs	(24)	159	135
Federal funds purchased	(1)	22	21
Repurchase agreements	15	70	85
Other borrowings	183	135	318
Total interest bearing liabilities	809	1,774	2,583
Increase (decrease) in net interest income	$1,124	$(1,039)	$85

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended March 31, 2007 was $417 thousand compared to $543 thousand in the same period of 2006. Net charge-offs for the first quarter of 2007 were $211 thousand compared to net charge-offs of $531 thousand for the same period in 2006.  Annualized net charge-offs as a percentage of average loans were 0.10% for the three months ended March 31, 2007 compared to 0.28% for the same period in 2006.  Our peer group’s average (as reported in the December 31, 2006 Uniform Bank Performance Report) was 0.13%.

The decrease in our provision for loan losses for the first quarter of 2007 compared to the same period in 2006 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions.  We determined that our credit quality was improving and reduced the provision expense accordingly.  We will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at June 30, 2007, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

Index

For the three months ended March 31, 2007, our loan portfolio increased by $16.3 million compared to $18.0 million in the same period in 2006.  Year-over-year, the loan portfolio increased by $97.3 million from March 31, 2006 to March 31, 2007.  The growth in our loan portfolio on a quarterly and year-over-year basis is organic and is a result of our marketing efforts of our loan officers.

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

Noninterest Income

Noninterest income totaled $2.9 million for the first quarter of this year, an increase of $501 thousand, or 20.6%, from the same period in 2006.

Index

The following table presents the components of noninterest income for the periods ended March 31, 2007 and 2006.

NONINTEREST INCOME
	Three Months Ended March 31,
		Percent
	2007	Change	2006
	(in thousands, except percentages)
NSF fees	$883	(4.2)%	$922
Service charges on deposit accounts	257	10.8%	232
Mortgage loan and related fees	458	77.5%	258
Bank-owned life insurance income	222	(1.3)%	225
Gain on trading assets, net	139	100%	-
Other income	978	22.4%	799
Total noninterest income	$2,937	20.6%	$2,436

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $1.1 million for the first quarter of 2007, a decrease of $14 thousand, or (1.2)%, from the same period in 2006.  Our transaction and savings accounts increased to 33,392 in the first quarter of 2007 compared to 32,932 in the same period of 2006.   Despite the increase in our deposit base, service charges on deposit accounts remained relatively consistent for the period ending March 31, 2007.  This is primarily due to (1) an increase in “free checking” due to competitive pressures and (2) a reduction in commercial account analysis charges due to increases in the crediting rate which often occur in a rising interest rate environment.

Mortgage loan and related fees for the first quarter of 2007 increased $200 thousand, or 77.5% to $458 thousand compared to $258 thousand in the first quarter of 2006.  Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market.  Due to the normal processing time, we will have a certain amount of held for sale loans at any time.  Mortgages originated for sale in the secondary markets totaled $21.1 million for the first three months of 2007.  Mortgages sold in the secondary market totaled $23.4 million for the first three months of 2007.  Mortgages originated and sold in the secondary market totaled $18.3 million for the first three months of 2006.

In addition to the non-interest income generated by our mortgage department, it has also begun to have a positive impact on our net interest income.  During 2006, our mortgage department began originating adjustable rate mortgages (ARMs) to be held for investment.  Interest income from these ARM loans totaled $305 thousand and $19 thousand for the three months ended March 31, 2007 and 2006, respectively.  The rising interest rate market has slowed the growth of mortgages originated and sold in the secondary market, but the addition of the ARM products has resulted in the continual increase of interest income from the mortgage department.  We are optimistic that the mortgage fee income, as well as ARM loan volumes, will continue to increase with the addition of the new mortgage origination office in Marietta, Georgia, but the impact of higher interest rates and the softening in the housing market could negatively impact the earnings for the mortgage originations and sales.

Bank-owned life insurance income remained consistent at $222 thousand for the three months ended March 31, 2007 as compared to the same period in 2006.  The Company is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity.  In addition, the insurance death benefit will be a tax-free payment to the Company.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 7.78% at March 31, 2007.

Index

Upon adoption of SFAS 159 and the reclassification of certain securities to trading assets, the changes in market value are recorded as a component of non-interest income.  The unrealized gains and losses in the available-for-sale portfolio are recorded in equity as a component of other comprehensive income.   For the period ended March 31, 2007, we recognized $139 thousand in market value adjustments on our trading assets portfolio.  In April 2007, we sold our trading assets and recorded a loss of approximately $180 thousand due to a rise in interest rates and corresponding fall in bond prices from March 31, 2007 to the sales dates.

Other income for the first quarter of 2007 was $978 thousand, compared to $799 thousand for the same period in 2006.  The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate and repossessions, underwriting revenue, safe deposit box fee income, and trust fee income.  The major contributors to increasing other noninterest income were the trust department with an increase of $52 thousand or 66.7% and gains on sales of assets increasing $88 thousand or 88.0% from the comparable period in 2006.

Noninterest Expense

Noninterest expense for the first quarter of 2007 increased $159 thousand, or 1.6%, to $10.2 million compared to $10.0 million for the same period in 2006.  The increase in noninterest expense primarily reflects additional investment to support corporate growth.  Unless indicated otherwise in the discussion below, we anticipate continued increases in noninterest expense throughout 2007 as a result of our branching activities.

The following table represents the components of noninterest expense for the three month periods ended March 31, 2007 and 2006.

NONINTEREST EXPENSE
	Three Months Ended March 31,
		Percent
	2007	Change	2006
	(in thousands, except percentages)
Salaries & benefits	$5,822	3.8%	$5,607
Occupancy	830	4.5%	794
Furniture and equipment	797	(8.5)%	871
Professional fees	479	9.6%	437
Data processing	363	5.8%	343
Printing & supplies	124	(8.8)%	136
Communications	197	2.1%	193
Advertising	117	19.4%	98
Intangible asset amortization	265	(22.3)%	341
Other expense	1,204	(1.2)%	1,219
Total noninterest expense	$10,198	1.6%	$10,039

Salaries and benefits for the first quarter of 2007 increased 3.8% as compared to the same period in 2006.  The increase in salaries and benefits is primarily related to increases in our benefit expenses, including but not limited to incentive compensation accruals.  As of March 31, 2007, we had 369 full time equivalent employees and operated 38 full service banking offices and four loan/lease production offices.  In April 2007, we opened a de novo branch in Algood, Tennessee and anticipate opening a de novo branch in Cleveland, Tennessee in May 2007.  For the remainder of 2007 and into 2008, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, the locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Index

Occupancy expense for the first quarter of 2007 increased by 4.5% as compared to the same period in 2006.  The increase in the first quarter of 2007 was due to the completion of our new corporate headquarters in December 2006.  As of March 31, 2007, First Security leased nine branches, two office facilities and the land for four branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased $74 thousand or 8.5%, primarily due to reductions in maintenance and software expenses.

Professional fees increased 9.6% for the first quarter of 2007 as compared to the same period in 2006.  Professional fees include fees related to investor relations, outsourcing internal audit, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes Oxley Act of 2002), tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties.  The increase in 2007 includes, but is not limited to, consulting expenses related to the new proxy rules, as well as increases in tax and accounting expenses.

Data processing fees increased 5.8% for the first quarter of 2007.  Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas.  The monthly fees associated with data processing are based primarily on transaction volume.  Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization expense decreased $76 thousand or 22.3% in the first quarter of 2007 as compared to the same period in 2006.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2007.

Income Taxes

We recorded income tax expense of $1.4 million for the first quarter of 2007 compared to $1.1 million for the same period in 2006.  Our effective tax rate for the period ended March 31, 2007 and 2006, was 32.3% and 31.6%, respectively.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.15 billion at March 31, 2007, $1.13 billion at December 31, 2006, and $1.06 billion at March 31, 2006.  Our first quarter 2007 and year-over-year asset growth is directly related to deposit growth and the funds available to us for investment.

Throughout 2007, we expect our assets to continue to grow as we plan to further leverage our existing banking branches, open de novo branches in Cookeville, Tennessee and Cleveland, Tennessee and actively pursue additional acquisitions of existing banks and bank branches.

Loans

Our loan demand continues to be strong.  Total loans increased 1.9% (7.7% annualized) in the first quarter of 2007 as compared to December 31, 2006 and 12.7% as compared to March 31, 2006.  The increase in loans in the first quarter of 2007 can be attributed to an increase in our construction and land development loans of $13.1 million, or 7.5%, an increase in commercial real estate of $7.6 million, or 4.4%, and an increase in our commercial and industrial loans of $3.5 million, or 2.9%.  Loan growth was $97.3 million, or 12.7%, over the twelve-month period ended March 31, 2007.  The loan categories with the largest increases over the past twelve months were (1) construction/land development, up $58.4 million or 45.6%, to $186.8 million, (2) commercial real estate loans, up $20.2 million or 12.5%, to $181.2 million, (3) residential mortgage loans, up $20.0 million or 9.0%, to $243.1 million, and (4) commercial and industrial loans, up $16.6 million, or 15.3% to $124.8 million.

Index

We believe that our general loan growth will remain strong.  Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective.  Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance.  At March 31, 2007, our loan portfolio was 75.3% of total assets.  Over the past few years, we have improved our commercial and retail underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, additional credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan losses.  We believe our implementation of the Baker Hill software will continue to enhance our ability to produce credit risk and production management information for both the commercial and retail portfolios.

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

Our asset quality ratios generally improved in the first quarter of 2007 as compared to the same period in 2006.  As of March 31, 2007, our allowance for loan losses as a percentage of total loans was 1.18%, which is consistent with the December 31, 2006 ratio and lower than the 1.32% as of March 31, 2006.  Net charge-offs as a percentage of average loans improved to 10 basis points from 28 basis points for the three month periods ended March 31, 2007 and 2006, respectively.  The improvement is primarily a result of stronger recoveries in 2007.  Non-performing assets as a percentage of total assets were 55 basis points compared to 42 basis points in 2006.  Non-performing assets, including 90 days past due, improved to $7.9 million or 69 basis points of total assets from $8.2 million or 72 basis points as of December 31, 2006, and increased from the $5.4 million or 51 basis points as of March 31, 2006.

In April 2006, we hired an experienced special assets officer to manage our special assets, collections, recoveries, other real estate and repossessions.  The focus of this position is to initiate and manage a formal recovery program and improve overall past due management by centralizing our loan collection process.   We also began implementing a collection and recovery management software system in 2006 to strengthen our management of other real estate owned, repossessed assets, past dues loans and classified loans. We believe that charge-offs for 2007, as a percent of average loans, will remain below 2006 levels as a result of our special assets officer and our continuing efforts to improve our loan underwriting, approval process, servicing, problem identification and problem resolution.

Index

The following table presents an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006.  The provision for loan losses of $395 thousand in the table below does not include our provision accrual for unfunded commitments of $22 thousand as of March 31, 2007.  The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
	For the three months ended March 31,
	2007	2006
Allowance for loan losses -	(in thousands, except percentages)
Beginning of period	$9,970	$10,121
Provision for loan losses	395	513
Sub-total	10,365	10,634
Charged off loans:
Commercial – leases	144	57
Commercial – loans	91	30
Real estate – construction	-	5
Real estate – residential mortgage	-	438
Consumer and other	334	118
Total charged off	569	648
Recoveries of charged-off loans:
Commercial – leases	-	-
Commercial – loans	213	24
Real estate – construction	-	-
Real estate – residential mortgage	70	2
Consumer and other	75	91
Total recoveries	358	117
Net charged-off loans	211	531
Allowance for loan losses - end of period	$10,154	$10,103

Total loans-end of period	$863,940	$766,622
Average loans	$855,569	$753,872
Net loans charged-off to average loans, annualized	0.10%	0.28%
Provision for loan losses to average loans, annualized	0.18%	0.29%
Allowance for loan losses as a percentage of:
Period end loans	1.18%	1.32%
Non-performing assets	161.56%	225.51%

Index

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.   The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses
	As of March 31,
	2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(in thousands, except percentages)
Commercial-leases	$1,847	5.9%	$1,516	8.2%
Commercial-loans	1,468	14.5%	2,622	14.1%
Real estate-construction	1,599	21.6%	564	18.2%
Real estate-mortgage	4,025	50.1%	4,002	50.9%
Consumer	953	7.9%	838	8.6%
Unallocated	262	-	561	-
Total	$10,154	100.0%	$10,103	100.0%

We believe that the allowance for loan losses at March 31, 2007 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.  The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool.  See “Provision for Loan Losses” for a description of our methodology for determining the adequacy of the allowance for loan losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets.  We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.

	March 31, 2007	December 31, 2006	March 31, 2006
	(dollar amounts in thousands)
Nonaccrual loans	$1,755	$2,653	$1,119
Loans past due 90 days and still accruing	1,640	1,325	904
Total nonperforming loans	$3,395	$3,978	$2,023

Other real estate owned	$2,796	$1,982	$2,110
Repossessed assets	1,734	2,231	1,251
Nonaccrual loans	1,755	2,653	1,119
Total nonperforming assets	$6,285	$6,866	$4,480

Nonperforming loans as a percentage of total loans	0.39%	0.47%	0.26%
Nonperforming assets as a percentage of total assets	0.55%	0.61%	0.42%
Nonperforming assets + loans 90 days past due to total assets	0.69%	0.72%	0.51%

Index

Nonaccrual loans totaled $1.8 million at March 31, 2007, $2.7 million at December 31, 2006, and $1.1 million at March 31, 2006. The nonaccrual loans at March 31, 2007 included $1.7 million of real-estate secured loans, $50 thousand of consumer loans and $37 thousand of commercial loans.  There are no commitments to lend additional funds to customers with loans on non-accrual status at March 31, 2007.

Loans 90 days past due and still accruing were $1.6 million at March 31, 2007, compared to $1.3 million at December 31, 2006 and $904 thousand at March 31, 2006. Of these past due loans at March 31, 2007, $1.3 million were leases, $287 thousand were secured by real estate, $18 thousand were consumer loans, and $13 thousand were commercial loans.

At March 31, 2007, we owned other real estate in the amount of $2.8 million, which consisted of  $1.1 million in construction/land development property, $783 thousand in non-farm/nonresidential property, $497 thousand in residential real estate, and $382 thousand in multifamily residential real estate.  All of these properties have been written down to their respective fair values.

At March 31, 2007, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.7 million, compared to $2.2 million at December 31, 2006 and $1.3 million at March 31, 2006.

Nonperforming assets for the first quarter of 2007 were $6.3 million compared to $6.9 million at December 31, 2006 and $4.5 million at March 31, 2006.

While nonperforming assets have increased over prior years primarily due to our acquisition of the leasing companies, our nonperforming asset ratios generally remain below our peer group.  Our peer group, as defined by the December 31, 2006 Uniform Bank Performance Report is all commercial banks between $1 billion and $3 billion in total assets.  The ratio of nonaccrual loans and loans 90 days past due to gross loans was 0.39% and 0.59% for us and our peer group, respectively.  The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 33.44% and 49.28% for us and our peer group.  The ratio of nonaccrual loans and loans 90 days past due to equity capital was 2.44% and 4.08% for FSGBank and our peer group, respectively.  The ratio of nonaccrual loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 0.71% and 0.67% for us and our peer group, respectively.

Investment Securities, Trading Assets and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds.  We use three categories to classify our securities: “held to maturity”, “available-for-sale” and “trading.”  Currently, none of our investments are classified as held to maturity.  While we have no plans to liquidate a significant amount of any available-for-sale securities, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $126.4 million at March 31, 2007, $153.8 million at December 31, 2006 and $157.4 million at March 31, 2006. The reduction in the securities portfolio year-over-year occurred as a result of our efforts to utilize a portion of the liquidity to fund loan growth instead of reinvesting in securities.  While our level of liquid assets has decreased, we believe our current level provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At March 31, 2007, the available-for-sale securities portfolio had unrealized net losses of approximately $123 thousand, net of tax.  Effective January 1, 2007, we reclassified a portion of our available-for-sale securities to trading in connection with adoption of SFAS 159.  All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at March 31, 2007 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

Index

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST
	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years
	(in thousands, except percentages)
Municipal-tax exempt	$1,370	$7,175	$22,977	$12,524
Agency bonds	5,493	16,595	3,983	-
Agency issued REMICs	-	25,836	-	-
Agency issued pools	511	17,773	2,505	2,497
Asset backed & CMOs	-	6,763	-	-
Other	-	-	-	620
Total	$7,374	$74,142	$29,465	$15,641
Tax Equivalent Yield	4.45%	4.92%	5.53%	6.06%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities.  We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond.  This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of March 31, 2007, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the first quarter ended 2007, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$34,852	$34,551
FHLMC*	$54,498	$54,043

* Federal Home Loan Mortgage Corporation

At March 31, 2007, we held $27.2 million in trading securities.  These securities were reclassified from available-for-sale securities upon adoption of SFAS 159.  We selected these securities to match our overnight FHLB borrowings.  The election matched short-term assets with short-term liabilities.  Subsequent to March 31, 2007, we decided to sell our portfolio of trading securities and utilize the proceeds to pay down the overnight borrowings.  The net effect of the sale of the trading securities de-leveraged a portion of our balance sheet.  We believe that decreasing the size of our balance sheet will have a positive impact on our asset liability position through selective growth in the current challenging interest rate environment.

Index

The following table provides the amortized cost of our trading securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF TRADING SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years
	(in thousands, except percentages)
Agency bonds	$--	$10,489	$--	$--
Agency issued REMICs	-	10,860	-	-
Agency issued pools	-	6,448	-	-
Total	$-	$27,797	$-	$-
Tax Equivalent Yield	-%	4.32%	-%	-%

At March 31, 2007 we did not hold federal funds sold compared to $1.6 million at December 31, 2006 and $16.8 million at March 31, 2006.  The decrease in federal funds sold is the result of strong loan demand and our efforts to invest a portion of these federal funds into liquid investment securities and loans to improve our average yield on earning assets.

As of March 31, 2007, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At March 31, 2007, we held $22.5 million in bank owned life insurance, compared to $22.3 million at December 31, 2006 and $21.7 million at March 31, 2006.

Deposits and Other Borrowings

As of March 31, 2007, deposits increased by 0.5% (1.9% annualized) from December 31, 2006 and by 5.0% from March 31, 2006.  Year-over-year increases were due to our sales team drawing customers away from other financial institutions and our branching efforts.  Excluding the changes in brokered CDs, our year-over-year growth rate of deposits was 6.4%.  During the first quarter of 2007, we elected not to replace $7.7 million in maturing brokered CDs, but instead replaced them with overnight FHLB borrowings.  This decision was based on anticipated declining interest rates for the remainder of 2007 and a desire to position our liability sensitivity accordingly.  In the first quarter of 2007, the fastest growing sector of our core deposit base was interest bearing demand deposits and retail CDs which grew 2.8% (11.2% annualized) and 2.0% (7.8% annualized), respectively, and outpaced our total deposit growth.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000.  We consider our retail CDs to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenant to our business strategy.  We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding.  For this reason, we opened a de novo branch in Algood, Tennessee in April 2007 and will open one in Cleveland, Tennessee in May 2007.  Additional de novo branches may be planned for the remainder of the year as opportunities arise.  Currently, we have not located additional de novo locations.  As a result of our branch network and branches opened in recent periods, we anticipate that our deposits will continue to increase throughout 2007.

Federal funds purchased and securities sold under agreements to repurchase were $27.0 million as of March 31, 2007, compared to $20.9 million and $19.5 million as of December 31, 2006 and March 31, 2006, respectively.  The increase in federal funds purchased and repurchase agreements has been used as a source to fund the growth in our loan portfolio.

Index

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances.  We also use FSGBank’s borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool.  The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.  During the fourth quarter of 2006, we began utilizing the secured overnight advances to replace existing higher rate unsecured Federal Funds purchased.   The following table details the maturities and rates of our borrowings from the FHLB of Cincinnati as of March 31, 2007.

Date	Type	Principal	Term	Rate	Maturity
3/30/2007	Fixed rate advance	$26,460,000	Overnight	5.35%	4/2/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	1/25/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	1/26/09
6/18/1996*	Fixed rate advance	1,717	180 months	7.70%	7/1/11
9/16/1996*	Fixed rate advance	3,233	180 months	7.50%	10/1/11
9/9/1997*	Fixed rate advance	4,035	180 months	7.05%	10/1/12
		$31,802,985

Aggregate composite rate	5.08%
Overnight rate	5.35%
48 month composite rate	3.73%
180 month composite rate	7.34%

* Assumed as part of the acquisition of Jackson Bank.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs.  Our cash balance on deposit with FSGBank, which totaled approximately $4.1 million as of March 31, 2007, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At March 31, 2007, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 17.2% (excluding anticipated loan repayments).  As of December 31, 2006 and March 31, 2006, the liquidity ratios were 18.1% and 22.2% respectively.

As of March 31, 2007, the unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) for FSGBank at FHLB was $70.2 million.  FHLB maintains standards for loan collateral files.  Therefore, our borrowing capacity may be restricted if our collateral file has exceptions.

FSGBank also had unsecured federal funds lines in the aggregate amount of $99.5 million at March 31, 2007 under which it can borrow funds to meet short-term liquidity needs.   The aggregate amount of the federal funds lines was available as of March 31, 2007.  Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights).  As of quarter-end, we had $6.2 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business.  As of March 31, 2007, FSGBank had $79.2 million in brokered CDs outstanding with a weighted average remaining life of approximately 9 months, a weighted average coupon rate of 4.48% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.72%.    Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable.  We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

Index

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $280.1 million at March 31, 2007.  The following table illustrates our significant contractual obligations at March 31, 2006 by future payment period.

CONTRACTUAL OBLIGATIONS
		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$555,275	$465,131	$79,780	$10,364	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	26,991	26,991	-	-	-
FHLB borrowings	(3)	31,803	26,460	5,334	5	4
Operating lease obligations	(4)	5,902	1,010	1,911	1,301	1,680
Note payable	(5)	125	12	27	32	54
Total		$620,096	$519,604	$87,052	$11,702	$1,738
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

Net cash provided by operations during the first quarter of 2007 totaled $6.6 million compared to $7.2 for the same period in 2006.  The decrease is primarily due to a reduction in other liabilities, specifically the payment of our annual incentive compensation liabilities and tax liabilities, offset by an increase in earnings combined with an increase in loans held for sale.  Net cash used in investing activities decreased to $18.9 million as compared to $23.3 million primarily due to decreases in purchases of securities.  Net cash provided by financing activities decreased to $15.6 million compared to $19.0 million in 2006.  The decrease is primarily due to slower growth in deposits, partially offset by increases in other borrowings.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2007 and 2006 was as follows:

	As of March 31,
	2007	2006
	(in thousands)
Commitments to Extend Credit	$280,106	$266,700
Standby Letters of Credit	$15,941	$13,659

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

Index

The following table compares the required capital ratios maintained by First Security and FSGBank:

March 31, 2007	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%	4.0%	12.1%	11.3%
Total capital to risk adjusted assets	10.0%	8.0%	13.1%	12.4%
Leverage ratio	5.0%	4.0%	10.4%	9.8%

December 31, 2006
Tier I capital to risk adjusted assets	6.0%	4.0%	13.1%	11.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.1%	12.1%
Leverage ratio	5.0%	4.0%	10.5%	9.7%

March 31, 2006
Tier I capital to risk adjusted assets	6.0%	4.0%	12.3%	10.6%
Total capital to risk adjusted assets	10.0%	8.0%	13.5%	11.8%
Leverage ratio	5.0%	4.0%	10.7%	9.2%

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.  In the first quarter of 2007, we paid total cash dividends of $0.05 per share or $864 thousand.  On April 25, 2007, the Board of Directors declared the second quarter cash dividend of $0.05 per share payable on June 18, 2007 to shareholders of record on June 1, 2007.

On November 29, 2006, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of March 31, 2007, we have repurchased 92,056 shares at a weighted average price of $11.85.

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

Index

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  We early adopted SFAS 159 effective January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  We adopted SFAS 157 effective January 1, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption did not have a material impact on our consolidated financial statements.

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

In November 2005, the FASB issued a FSP on SFAS No. 115-1 and SFAS No. 124-1 (“the FSP”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income.  With adoption of SFAS 159, we are exposed to market risk on our trading assets.  Changes in the market values of these assets must be recorded through our income statement.  Subsequent to March 31, 2007, we sold our trading assets.  We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities.  As we continue to diversify our risks, we anticipate utilizing the fair value option on future securities in circumstances that we can match market value or interest rate sensitive liabilities.  We do not deal in international instruments, and therefore are not exposed to risk inherent to foreign currency.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of March 31, 2007, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $935 thousand or 7.88%, as a result of a 200 basis point decline in rates. The model also predicts an $890 thousand increase in net interest income, or 7.5% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of March 31, 2007. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Index

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)
Net interest income	$10,929	$11,864	$12,754
$ change net interest income	(935)	-	890
% change net interest income	(7.88)%	0.00%	7.50%

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Index

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2006, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of March 31, 2007, we have repurchased 92,056 shares at a weighted average price of $11.85.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.  The repurchases will be made with our cash resources.  The repurchase program may be suspended or discontinued at any time without prior notice.  The following table provides additional information on the purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	-	$-	-	500,000
February 1, 2007 – February 28, 2007	41,620	$12.00	41,620	458,380
March 1, 2007 – March 31, 2007	50,436	$11.72	50,436	407,944
	92,056		92,056

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted Rule 13a-14(b) under the Securities Exchange Act pursuant to of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 8, 2007	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer & President

May 8, 2007	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer & Executive Vice President