Form 10-Q
period 2007-06-30
FIRST SECURITY GROUP INC/TN
filed 2007-08-08
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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
Common Stock, $0.01 par value:
17,421,782 shares outstanding and issued as of August 3, 2007

First Security Group, Inc. and Subsidiary
Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,	June 30,
	2007	2006	2006
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$26,836	$26,512	$36,658
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	1,600	-
Cash and Cash Equivalents	26,836	28,112	36,658
Interest Bearing Deposits in Banks	2,205	481	3,846
Securities Available For Sale	122,106	153,759	155,355
Loans Held for Sale	10,971	7,524	8,912
Loans	898,206	840,069	791,301
Total Loans	909,177	847,593	800,213
Less: Allowance for Loan Losses	10,363	9,970	10,205
	898,814	837,623	790,008
Premises and Equipment, net	35,966	35,835	32,645
Goodwill	27,156	27,156	26,965
Intangible Assets	3,666	4,185	4,764
Other Assets	41,170	42,652	39,091
TOTAL ASSETS	$1,157,919	$1,129,803	$1,089,332

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,	June 30,
	2007	2006	2006
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$174,650	$168,654	$178,132
Interest Bearing Demand	69,234	66,787	70,070
	243,884	235,441	248,202
Savings and Money Market Accounts	134,106	135,784	144,721
Time Deposits:
Certificates of Deposit of $100 thousand or more	221,495	205,428	183,443
Certificates of Deposit less than $100 thousand	267,772	258,456	244,309
Brokered Certificates of Deposit	58,371	86,892	86,680
	547,638	550,776	514,432
Total Deposits	925,628	922,001	907,355
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	27,452	20,851	21,856
Security Deposits	3,494	3,920	4,651
Other Borrowings	42,445	24,838	8,144
Other Liabilities	14,006	13,405	9,535
Total Liabilities	1,013,025	985,015	951,541
STOCKHOLDERS’ EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized; 17,498,482 issued as of June 30, 2007; 17,762,278 issued as of December 31, 2006; 17,558,983 issued as of June 30, 2006	121	123	122
Paid-In Surplus	121,610	124,293	121,966
Unallocated ESOP Shares	(4,701)	(5,094)	(3,077)
Retained Earnings	29,849	26,337	21,802
Accumulated Other Comprehensive Loss	(1,985)	(871)	(3,022)
Total Stockholders’ Equity	144,894	144,788	137,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,157,919	$1,129,803	$1,089,332

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$19,093	$16,772	$37,465	$32,391
Debt Securities – taxable	1,020	1,313	2,033	2,590
Debt Securities – non-taxable	405	388	815	769
Trading Assets	58	-	342	-
Other	34	67	58	212
Total Interest Income	20,610	18,540	40,713	35,962

INTEREST EXPENSE
Interest Bearing Demand Deposits	132	163	257	322
Savings Deposits and Money Market Accounts	778	708	1,549	1,352
Certificates of Deposit of $100 thousand or more	2,752	1,944	5,381	3,594
Certificates of Deposit of less than $100 thousand	3,254	2,435	6,406	4,636
Brokered Certificates of Deposit	853	907	1,835	1,754
Other	605	214	1,185	370
Total Interest Expense	8,374	6,371	16,613	12,028

NET INTEREST INCOME	12,236	12,169	24,100	23,934
Provision for Loan Losses	416	600	833	1,143
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	11,820	11,569	23,267	22,791

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,301	1,212	2,441	2,365
Loss on Trading Assets, net	(168)	-	(29)	-
Other	1,521	1,454	3,179	2,737
Total Noninterest Income	2,654	2,666	5,591	5,102

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,823	5,508	11,645	11,115
Expense on Premises and Fixed Assets, net of rental income	1,699	1,726	3,326	3,390
Other	2,691	2,842	5,440	5,610
Total Noninterest Expenses	10,213	10,076	20,411	20,115

INCOME BEFORE INCOME TAX PROVISION	4,261	4,159	8,447	7,778
Income Tax Provision	1,373	1,343	2,724	2,488
NET INCOME	$2,888	$2,816	$5,723	$5,290

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.17	$0.16	$0.33	$0.30
Net Income Per Share - Diluted	$0.17	$0.16	$0.33	$0.30

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Loss	ESOP Shares	Total
Balance - December 31, 2006	17,762	$123	$124,293	$26,337	$(871)	$(5,094)	$144,788
Cumulative adjustment for adoption of SFAS 159 (unaudited)				(481)	481		-
Comprehensive income - Net Income (unaudited)				5,723			5,723
Change in Net Unrealized Loss:
Securities Available for Sale, net of tax (unaudited)					(1,417)		(1,417)
Fair value of Derivatives, net of tax (unaudited)					(178)		(178)
Total Comprehensive income							4,128
Issuance of Stock (unaudited)	8		56				56
Dividends Paid (unaudited)				(1,730)			(1,730)
Stock-based Compensation(unaudited)			319				319
ESOP Allocation (unaudited)			34			393	427
Repurchase and Retirement of Common Stock (271,656 shares) (unaudited)	(272)	(2)	(3,092)				(3,094)
Balance – June 30, 2007 (unaudited)	17,498	$121	$121,610	$29,849	$(1,985)	$(4,701)	$144,894

 (See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)	Six Months Ended
	June 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,723	$5,290
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities -
Provision for Loan Losses	833	1,143
Amortization, net	580	804
Stock-Based Compensation	319	209
ESOP Compensation	427	-
Depreciation	1,336	1,226
Gain on Sale of Premises and Equipment	(56)	(18)
Gain on Sale of Other Real Estate and Repossessions, net	(184)	(153)
Write-down of Other Real Estate and Repossessions	259	245
Losses on Trading Assets, net	168	-
Accretion of Fair Value Adjustment, net	(265)	(483)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(3,447)	4,668
Trading Assets	26,906	-
Interest Receivable	(32)	(800)
Other Assets	1,022	503
Interest Payable	343	910
Other Liabilities	356	267
Net Cash Provided by Operating Activities	34,288	13,811

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(1,724)	(2,693)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	5,371	9,853
Purchases	(3,000)	(11,538)
Loan Originations and Principal Collections, net	(60,046)	(58,068)
Proceeds from Sale of Premises and Equipment	325	313
Proceeds from Sales of Other Real Estate and Repossessions	2,312	1,818
Additions to Premises and Equipment	(1,736)	(2,562)
Capital Improvements to Repossessions	(140)	(231)
Net Cash Used in Investing Activities	(58,638)	(63,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	3,634	45,901
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6,601	4,962
Net Increase (Decrease) of Other Borrowings	17,607	(2,006)
Proceeds from Exercise of Stock Options	56	129
Repurchase and Retirement of Common Stock	(3,094)	(917)
Purchase of ESOP Shares	-	(2,986)
Dividends Paid on Common Stock	(1,730)	(880)
Net Cash Provided by Financing Activities	23,074	44,203
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,276)	(5,094)
CASH AND CASH EQUIVALENTS - beginning of period	28,112	41,752
CASH AND CASH EQUIVALENTS - end of period	$26,836	$36,658

 (See Accompanying Notes to Consolidated Financial Statements)

Index

	Six Months Ended
	June 30,
(in thousands)	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Securities transferred from Available-for-Sale to Trading	$27,074	$-
Foreclosed Properties and Repossessions	$2,312	$1,318
Purchase Accounting Adjustment to Goodwill	$-	$67
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$16,270	$11,118
Income Taxes Paid	$811	$2,580

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three and six month periods ended June 30, 2007 and 2006, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$2,888	$2,816	$5,723	$5,290
Unrealized loss on securities, net of tax	(1,684)	(1,133)	(1,417)	(1,443)
Unrealized loss on derivatives, net of tax	(178)	-	(178)	-
Comprehensive income, net of tax	$1,026	$1,683	$4,128	$3,847

Index

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$2,888	$2,816	$5,723	$5,290
Denominator:
Weighted average common shares outstanding	17,117	17,342	17,179	17,415
Equivalent shares issuable upon exercise of stock options	365	417	382	386
Diluted shares	17,482	17,759	17,561	17,801
Net income per share:
Basic	$0.17	$0.16	$0.33	$0.30
Diluted	$0.17	$0.16	$0.33	$0.30

NOTE 4 – STOCK-BASED COMPENSATION

As of June 30, 2007, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP).  The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award.  The plans are described in further detail below.

The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively.  Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate.  Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 1.5 million, of which not more than 20% may be granted as awards of restricted stock.  The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date.  The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner).  Restricted stock may be awarded to participants with terms and conditions determined by the Committee.  The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date.  Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

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

Index

Stock Options

The following table illustrates the effect on operating results and per share information for stock-based compensation in accordance with SFAS 123 (R) for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Stock option compensation expense	$113	$108	$226	$200
Stock option compensation expense, net of tax	$70	$67	$140	$124
Impact of stock option expense on basic income per share	$-	$(0.01)	$(0.01)	$(0.01)
Impact of stock option expense on diluted income per share	$-	$-	$-	$-

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company.  Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b).  As of June 30, 2007, the Company has not received tax deductions related to these nonqualified options.

Net cash proceeds received from the exercise of options were $56 thousand and $129 thousand for the six months ended June 30, 2007 and 2006, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below.  Expected volatility is based on the implied volatility of the Company’s stock price.  The Company uses historical data to estimate option exercises and employee terminations used in the model.  The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The table below provides the assumptions used to determine the fair value of stock option grants during the six months ended June 30, 2007 and 2006, respectively

	Six Months Ended June 30,
	2007	2006

Expected dividend yield	1.78%	0.90%
Expected volatility	17.79%	16.35%
Risk-free interest rate	5.06%	4.94%
Expected life of options	6.5 years	6.5 years
Weighted average grant date fair value	$2.77	$3.17

Index

The weighted average fair value of options granted during the six months ended June 30, 2007 and 2006 was $2.77 and $3.17, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $35 thousand and $48 thousand, respectively.  At June 30, 2007, there was $959 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 2.19 years.

The following table represents stock option activity for the period ended June 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, January 1, 2007	1,363	$8.12
Granted	40	11.26
Exercised	(8)	7.16
Forfeited	(1)	9.78
Outstanding, June 30, 2007	1,394	$8.21	6.67	$11,440
Exercisable, June 30, 2007	941	$7.02	5.52	$6,603

As of June 30, 2007, shares available for future option grants to employees and directors under existing plans were zero shares and 725 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

As of June 30, 2007, unearned stock-based compensation associated with these awards totaled $238 thousand.  The Company recognized $46 thousand and $93 thousand of compensation expense in the second quarter and first six months of 2007, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations.  The remaining cost is expected to be recognized over a weighted-average period of 2.00 years.

As of June 30, 2007, the Company had non-vested restricted stock awards outstanding of 43,045 shares at a weighted average grant date fair value of $10.40.  Of the total awards outstanding, 25,045 shares allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant.  The remaining 18,000 shares awarded cliff vest 26 months from the date of grant as provided for in the award agreement.  The Company did not grant any restricted stock during the second quarter of 2007.

NOTE 5 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at June 30, 2007, December 31, 2006, and June 30, 2006 was $16,070 thousand, $15,998 thousand, and $14,305 thousand, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.   The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Index

NOTE 6 – STOCKHOLDER’S EQUITY

During 2007, the Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount (in thousands)		Payment Date
January 24, 2007	$0.05	March 1, 2007	$864		March 16, 2007
April 24, 2007	$0.05	June 1, 2007	$866		June 18, 2007
July 25, 2007	$0.05	September 3, 2007	$863	*	September 17, 2007
* Estimate based on shares as of June 30, 2007

On November 29, 2006, the Board of Directors authorized the Company to repurchase up to 500 thousand shares in open market transactions.  The Company began the program during the first quarter.  As of June 30, 2007, the Company had repurchased 272 thousand shares at a weighted average price of $11.40.

On June 30, 2007, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares
Shares as of December 31, 2006	452,453	-	47,547
Shares allocated for match through June 30, 2007	(38,377)	-	38,377
Shares as of June 30, 2007	414,076	-	85,924

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

The Company evaluated its material tax positions as of June 30, 2007.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

As of June 30, 2007, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2007.  However, changes in state and federal tax regulations could create a material uncertain tax position.

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

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2007

	Balance as of June 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets
Securities Available for Sale	$122,106	$-	$121,856	$250

Financial Liabilities
FHLB overnight borrowings	36,980	-	36,980	-
Cash flow swap	270	-	270	-

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

At June 30, 2007, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis relate to assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits.  Such measurements were determined utilizing Level 3 inputs.

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

The Company elected the fair value option on approximately $27 million of its available-for-sale portfolio to match the FHLB overnight borrowings.  This election matched short-term variable rate liabilities with short-term assets.

The fair value of the trading asset portfolio decreased in value by $168 thousand and $29 thousand for the three and six months ended June 30, 2007, respectively.  During April 2007, the Company sold the trading securities and utilized the proceeds to pay down the FHLB overnight borrowings.  The decision to sell the trading securities de-leveraged a portion of the balance sheet.  The Company believes the decrease in the balance sheet will have a positive impact on its asset liability position through selective growth in the current challenging interest rate environment.

The Company intends to analyze fair value accounting on eligible future transactions and utilize it on an instrument-by-instrument basis at the Company’s permitted discretion.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements.  It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.  As of June 30, 2007, the Company has not entered into a transaction in a dealer capacity.

When a derivative is intended to be a qualifying hedged instrument, the Company prepares written hedge documentation that designates the derivative as 1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or 2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).  The Company currently does not have any fair value hedges or hedges of net investments in foreign currency.

The written documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.  Methodologies related to hedge effectiveness and ineffectiveness include 1) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, 2) statistical regression analysis of changes in fair values of the actual derivative and the hedged item and 3) comparison of the critical terms of the hedged item and the hedging derivative.  Changes in fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk.  Changes in the fair value of a derivative that is highly effective and that has been designed and qualifies as a cash flow hedge are initially recorded in other comprehensive income and reclassified to earnings in conjunction with the recognition of the earnings impacts of the hedged item; any ineffective portion is recorded in current period earnings.  Designated hedge transactions are reviewed at least quarterly for ongoing effectiveness.  Transactions that are no longer deemed to be effective are removed from hedge accounting classification and the recorded impacts of the hedge are recognized in current period income or expense in conjunction with the recognition of the income or expense on the originally hedged item.

Index

The Company’s derivatives are based on underlying risks, primarily interest rates.  The Company is utilizing a swap to reduce the risks associated with interest rates.  Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period.

Derivatives expose the Company to credit risk.  If the counterparty fails to perform, the credit risk is equal to the fair value gain of the derivative.  The credit exposure for swaps is the replacement cost of contracts that have become favorable.  Credit risk is minimized by entering into transactions with high quality counterparties that are initially approved by the Board of Directors and reviewed periodically by the Asset Liability Committee.  It is the Company’s policy of requiring that all derivatives be governed by an International Swap and Derivatives Associations Master Agreement (ISDA).  Bilateral collateral agreements may also be required.

At June 30, 2007, the Company has cash flow hedges with a notional value of $150 million.  For the three and six month periods of 2007, the hedges had an immaterial effect on interest income.  No amounts were recognized for hedge ineffectiveness for the three or six months ended June 30, 2007.  As of June 30, 2007, $46 thousand, net of tax, of the deferred net losses on derivatives that are recorded in accumulated other comprehensive income are expected to be reclassified as a reduction to interest income over the next twelve months as payments are made assuming there are no changes in the Prime interest rate index during that period.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Index

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The impact did not have a material impact on the Company’s consolidated financial statements.  Note 7 provides additional information.

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

NOTE 12– RECLASSIFICATIONS

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

SECOND QUARTER 2007 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three and six month periods ended June 30, 2007 and 2006. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

As of June 30, 2007, we had total consolidated assets of $1.2 billion, total loans of $909.2 million, total deposits of $925.6 million and stockholders’ equity of $144.9 million.

Net income for the three months ended June 30, 2007, was $2.9 million, or $0.17 per share (basic and diluted), compared to net income of $2.8 million, or $0.16 per share (basic and diluted) for the comparative period in 2006.  Net income for the six months ended June 30, 2007, was $5.7 million, or $0.33 per share (basic and diluted), compared to net income of $5.3 million, or $0.30 per share (basic and diluted), respectively for the comparative period of 2006.  For the six month period ending June 30, 2007, net interest income and noninterest income increased by $166 thousand and $489 thousand, respectively, while noninterest expense, including provision for loan losses, decreased by $14 thousand as compared to the same period in 2006.  Income increases continue to outpace expense increases as a result of the change in the mix of earning assets towards loans, as well as the growing diversified stream of non-interest income from trust, fees on deposit accounts and mortgage banking activity.  The decrease in expenses is mainly due to the reduction of the loan loss provision due to improving asset quality.  The decrease in provision was partially offset by increases in salaries and benefits, which was a result of adding 20 full-time equivalent employees as compared to the same period in 2006.

Index

Our efficiency ratio increased in the second quarter of 2007 to 68.6% as compared to 67.9% in the same period of 2006.  The increase is directly related to opening two branches during the second quarter of 2007.  We expect to improve our efficiency during the remainder of 2007 by growing our operating revenue faster than our expenses, as well as evaluating staff levels with particular emphasis on our branches.  In December 2006, we opened our new corporate headquarters, including a de novo branch at that location.  In April 2007, we opened a de novo branch in Algood, Tennessee and we opened a de novo branch in Cleveland, Tennessee in May 2007.  For the remainder of 2007 and into 2008, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, the locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Net interest margin in the second quarter of 2007 was 4.91% or 36 basis points lower as compared to the prior year period of 5.27%.  We believe that our net interest margin will stabilize during the third quarter and for the remainder of 2007 in the 4.8% to 5.0% range.  The range is dependant on competitive pricing and our ability to raise core deposits.

On July 25, 2007, our Board of Directors approved a third quarter cash dividend of $0.05 per share payable on September 17, 2007 to shareholders of record on September 3, 2007.

RESULTS OF OPERATIONS

We reported net income for the three and six month periods ended June 30, 2007 of $2.9 million and $5.7 million versus net income for the same periods in 2006 of $2.8 million and $5.3 million, respectively.  In the second quarter of 2007, basic and diluted net income per share was $0.17 on approximately 17.1 million basic and 17.5 million diluted weighted average shares outstanding, respectively.  On a year-to-date basis, basic and diluted net income per share was $0.33 on approximately 17.2 million shares and 17.6 million weighted average shares outstanding, respectively.

Net income on a quarterly and year-to-date basis in 2007 was above the 2006 level as a result of our organic loan growth, and growing fee income, partially offset by a shrinking net interest margin.  Our overhead also increased in 2007 because of our new corporate headquarters, which opened in December 2006 and our two new de novo branches, which opened in April and May 2007, and additional full-time equivalent employees.  As of June 30, 2007 we had 40 banking offices, including the headquarters, four loan/lease production offices and 375 full time equivalent employees.  Although, we expect to continue to expand our branch network and our employee force in 2007, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2007 as compared to the same period in 2006.

Index

Condensed Consolidated Statements of Income

	For Three Months Ended June 30,	Change from Prior Year		For the Six Months Ended June 30,	Change from Prior Year
	2007	Amount	Percentage	2007	Amount	Percentage
			(in thousands, except percentages)
Interest income	$20,610	$2,070	11.2%	$40,713	$4,751	13.2%
Interest expense	8,374	2,003	31.4%	16,613	4,585	38.1%
Net interest income	12,236	67	0.6%	24,100	166	0.7%
Provision for loan losses	416	(184)	-30.7%	833	(310)	-27.1%
Net interest income after provision for loan losses	11,820	251	2.2%	23,267	476	2.1%
Noninterest income	2,654	(12)	-0.5%	5,591	489	9.6%
Noninterest expense	10,213	137	1.4%	20,411	296	1.5%
Income before income taxes	4,261	102	2.5%	8,447	669	8.6%
Income tax provision	1,373	30	2.2%	2,724	236	9.5%
Net income	$2,888	$72	2.6%	$5,723	$433	8.2%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended June 30, 2007, net interest income increased by $67 thousand, or 0.6%, to $12.2 million compared to $12.2 million for the same period in 2006.  For the six months ended June 30, 2007, net interest income increased by $166 million, or 0.7%, to $24.1 million for the period ended June 30, 2007 compared to $23.9 million for the same period in 2006.

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

Interest income for the second quarter of 2007 was $20.6 million, a 11.2% increase as compared to the same period in 2006.  Interest income for the six month period ended June 30, 2007 was $40.7 million, a 13.2% increase as compared to the same period in 2006.  The increase in interest income on a quarter and year-to-date basis is due to 1) an increase in average earning assets and 2) a shifting of earning assets from investment securities to higher yielding loans.  For the three months ended June 30, 2007, average earning assets increased $70.6 million, or 7.4%, to $1.0 billion compared to average earning assets of $948.0 million for the same period in 2006.  On a year-to-date basis, average earning assets increased $78.0 million, or 8.3% to $1.0 billion compared to $936.5 million for the same period in 2006.  On a quarter and year-to-date basis average loans increased $99.0 million and $100.3 million, respectively, while all other earning assets decreased $28.4 million and $22.3 million, respectively.  The decrease is a result of shifting the earning asset mix from investment securities and federal funds sold to our higher yielding loan portfolio.  We decreased our securities portfolio by electing to shift a portion of the recurring cash from interest, principal paydowns and maturities as well as proceeds from sales from the investment portfolio into the loan portfolio.  Our loans increased in the second quarter of 2007 on a comparative basis due to the deposit gathering activities of FSGBank, the use of alternative funding through overnight advances from the Federal Home Loan Bank (FHLB), and to the shifting mix in earning assets.  These additional earning assets have enabled us to earn more interest income.

Index

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets.  The tax equivalent yield on earning assets increased 25 basis points for the quarter ended June 30, 2007 to 8.21% from 7.96% for the same period in 2006.  On a year-to-date basis, the tax equivalent yield on earning assets increased 33 basis points to 8.19% compared to 7.86% for the same period in 2006.  The changes in the yield relate to (1) our changing the mix of earning assets, (2) the Federal Reserve Board changing the target federal funds rate and discount rate, (3) the fourth quarter 2006 sale of approximately $9.8 million of investment securities with an average yield of 3.65%, and the second quarter 2007 sale of approximately $27.0 million of trading assets with an average yield of approximately 4.32%.  The proceeds were used to reduce our overnight borrowing, which eliminated negative spread.  In the second quarter, we used overnight borrowings as a short-term liquidity tool to provide supplemental funding for our loan growth.

Total interest expense was $8.4 million in the second quarter of 2007, or 31.4% higher, as compared to the same period in 2006.  On a year-to-date basis, total interest expense was $16.6 million, or 38.1% higher, as compared to the same period in 2006.  Interest expense increased due to the additional volume of interest bearing liabilities combined with rising interest rates.  Average interest bearing liabilities increased $57.3 million, or 7.6% and $65.0 million, or 8.7%, for the three and six months ended June 30, 2007 compared to the same period in 2006.  The significant increase in interest bearing liabilities was due to our market penetration and the use of other borrowings, including FHLB overnight borrowings.  Average total deposits grew $33.9 million, or 3.8% to $917.2 million in the second quarter of 2007 compared to the same period in 2006.  The average rate paid on interest bearing liabilities increased 88 basis points to 4.13% from 3.25% for the period ended June 30, 2007 and 2006, respectively.  The increase is primarily due to (1) competitive pricing pressure, (2) the pricing lag related to certificates of deposit issued prior to the Federal Reserve rate increase initiative and (3) a shift in consumer behavior to higher rate time deposits.

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

The Company’s net interest rate spread (on a tax equivalent basis) was 4.07% and 4.06% for the three and six months ended June 30, 2007, respectively, compared to 4.57% and 4.61% for the same periods in 2006, respectively.  Our net interest margin (on a tax equivalent basis) was 4.91% and 4.89% for the three and six months ended June 30, 2007, respectively, compared to 5.27% and 5.27% for the same periods in 2006, respectively.  The decreased net interest spread and margin are the result of our rates on our interest bearing liabilities rising faster than the yields on earning assets.  Average interest bearing liabilities as a percentage of average earning assets was 79.7% for the quarter ended June 30, 2007 compared to 79.6% for the same period in 2006.  On a year-to-date basis, average interest bearing liabilities as a percentage of average earning assets was 80.0% for the period ended June 30, 2007 compared to 79.8% for the same period in 2006.  Noninterest bearing funding sources contributed 84 basis points to the spread for the three months ended June 30, 2007, as compared to 70 basis points in the comparable period in 2006.  Noninterest bearing funding sources contributed 82 basis points to the spread for the six months ended June 30, 2007, as compared to 66 basis points in the comparable period in 2006.  Average noninterest bearing demand deposits were 16.4% and 16.7% of average earning assets for the three months ended June 30, 2007 and 2006, respectively, and 16.3% and 16.5% of average earning assets for the six months ended June 30, 2007 and 2006, respectively.

Through August 7, 2007, the Federal Reserve has kept the target federal funds rate at 5.25%.  We anticipate our net interest margin will stabilize during the third quarter and for the remainder of 2007.  The decision to sell our trading portfolio in April 2007 and subsequently use the proceeds to pay down overnight borrowings may increase the margin as the full benefit of the elimination of negative spread is realized for a full quarter.  This transaction eliminated the negative spread between the 4.32% yield for the trading assets and the 5.25% rate on overnight borrowings.  It also de-leveraged the balance sheet, providing opportunities for selected growth in the challenging interest rate environment.  However, our net interest margin may decline due to increasing competitive deposit pricing pressure or from Federal Reserve target rate decreases, if any.

Index

The following tables summarizes net interest income and average yields and rates paid for the quarters ended June 30, 2007 and 2006.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Three Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$884,383	$19,099	8.66%	$785,397	$16,825	8.59%
Debt securities – taxable	81,260	1,036	5.11%	115,285	1,337	4.65%
Debt securities – non-taxable	43,735	620	5.69%	41,679	595	5.73%
Trading assets	5,667	59	4.18%	-	-	-
Other earning assets	3,621	34	3.77%	5,688	67	4.72%
Total earning assets	1,018,666	20,848	8.21%	948,049	18,824	7.96%
Allowance for loan losses	(10,314)			(10,248)
Intangible assets	30,958			31,897
Cash & due from banks	24,800			26,079
Premises & equipment	36,176			32,317
Other assets	41,660			38,429
TOTAL ASSETS	$1,141,946			$1,066,523

Liabilities and Stockholders’ Equity Interest bearing liabilities:
Interest bearing demand deposits	$65,717	132	0.81%	$73,033	163	0.90%
Money market accounts	98,508	700	2.85%	107,216	637	2.38%
Savings deposits	35,904	78	0.87%	39,041	71	0.73%
Time deposits> $100	212,942	2,752	5.18%	178,121	1,944	4.38%
Time deposits < $100	264,637	3,254	4.93%	241,358	2,435	4.05%
Brokered CDs	72,766	853	4.70%	86,170	907	4.22%
Federal funds purchased	496	7	5.66%	3,914	51	5.23%
Repurchase agreements	24,046	158	2.64%	17,732	90	2.04%
Other borrowings	36,987	440	4.77%	8,140	73	3.60%
Total interest bearing liabilities	812,003	8,374	4.14%	754,725	6,371	3.39%
Net interest spread		$12,474	4.07%		$12,453	4.57%
Noninterest bearing demand deposits	166,741			158,412
Accrued expenses and other liabilities	16,790			14,071
Stockholders’ equity	147,000			141,673
Accumulated other comprehensive loss	(588)			(2,358)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,141,946			$1,066,523

Impact of noninterest bearing sources and other changes in balance sheet composition			0.84%			0.70%

Net interest margin			4.91%			5.27%

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
	2007 Compared to 2006
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,121	$153	$2,274
Investment securities – taxable	(395)	94	(301)
Investment securities – non-taxable	29	(4)	25
Trading assets	59	-	59
Other earning assets	(24)	(9)	(33)
Total earning assets	1,790	234	2,024

Interest bearing liabilities:
NOW accounts	(16)	(15)	(31)
Money market accounts	(52)	115	63
Savings deposits	(6)	13	7
Time deposits> 100	380	428	808
Time deposits < 100	235	584	819
Brokered CDs	(141)	87	(54)
Federal funds purchased	(45)	1	(44)
Repurchase agreements	32	36	68
Other borrowings	259	108	367
Total interest bearing liabilities	646	1,357	2,003
Increase (decrease) in net interest income	$1,144	$(1,123)	$21

Index

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

			For the Six Months Ended June 30,

	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$869,984	$37,476	8.69%	$769,721	$32,473	8.51%
Debt securities – taxable	81,276	2,066	5.13%	115,124	2,638	4.62%
Debt securities – non-taxable	44,013	1,248	5.72%	41,590	1,179	5.72%
Trading assets	16,344	347	4.28%	-	-	-
Other earning assets	2,828	58	4.14%	10,021	212	4.27%
Total earning assets	1,014,445	41,195	8.19%	936,456	36,502	7.86%
Allowance for loan losses	(10,293)			(10,284)
Intangible assets	31,088			31,841
Cash & due from banks	25,966			25,858
Premises & equipment	36,163			32,012
Other assets	42,505			39,077
TOTAL ASSETS	$1,139,874			$1,054,960

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$65,727	257	0.79%	$73,756	322	0.88%
Money market accounts	98,925	1,396	2.85%	108,861	1,215	2.25%
Savings deposits	35,976	153	0.86%	39,020	137	0.71%
Time deposits> $100	211,004	5,381	5.14%	170,728	3,594	4.25%
Time deposits < $100	264,006	6,406	4.89%	238,683	4,636	3.92%
Brokered CDs	78,437	1,835	4.72%	86,376	1,754	4.09%
Federal funds purchased	1,793	56	6.30%	3,557	74	4.20%
Repurchase agreements	23,224	301	2.61%	17,751	147	1.67%
Other borrowings	32,895	828	5.08%	8,292	149	3.62%
Total interest bearing liabilities	811,987	16,613	4.13%	747,024	12,028	3.25%
Net interest spread		$24,582	4.06%		$24,474	4.61%
Noninterest bearing demand deposits	164,890			154,554
Accrued expenses and other liabilities	16,955			14,085
Shareholders’ equity	146,846			141,233
Accumulated other comprehensive loss	(804)			(1,936)
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$1,139,874			$1,054,960

Impact of noninterest bearing sources and other changes in balance sheet composition			0.83%			0.66%

Net interest margin			4.89%			5.27%

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
	2007 Compared to 2006
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$4,230	$773	$5,003
Investment securities – taxable	(776)	204	(572)
Investment securities – non-taxable	69	-	69
Trading assets	347	-	347
Other earning assets	(152)	(2)	(154)
Total earning assets	3,718	975	4,693

Interest bearing liabilities:
NOW accounts	(35)	(30)	(65)
Money market accounts	(111)	292	181
Savings deposits	(11)	27	16
Time deposits> $100	848	939	1,787
Time deposits < $100	492	1,278	1,770
Brokered CDs	(161)	242	81
Federal funds purchased	(37)	19	(18)
Repurchase agreements	45	109	154
Other borrowings	442	237	679
Total interest bearing liabilities	1,472	3,113	4,585
Increase (decrease) in net interest income	$2,246	$(2,138)	$108

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended June 30, 2007 was $416 thousand compared to $600 thousand in the same period of 2006. Net charge-offs for the second quarter of 2007 were $201 thousand compared to net charge-offs of $468 thousand for the same period in 2006.  The provision for loan losses for the six months ended June 30, 2007 and 2006 was $833 thousand and $1.1 million, respectively.  Annualized net charge-offs as a percentage of average loans were 0.09% for the three months ended June 30, 2007 compared to 0.24% for the same period in 2006.  Our peer group’s average (as reported in the March 31, 2007 Uniform Bank Performance Report) was 0.11%.

The decrease in our provision for loan losses on a quarterly and year-to-date basis in 2007 compared to the same periods in 2006 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions.  We determined that our credit quality was improving and reduced the provision expense accordingly.  We will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at September 30, 2007, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

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

Noninterest Income

Noninterest income totaled $2.7 million for the second quarter of this year, a decrease of $12 thousand, or 0.5%, from the same period in 2006.  On a year-to-date basis, noninterest income totaled $5.6 million, an increase of $489 thousand, or 9.6%.

Index

The following table presents the components of noninterest income for the periods ended June 30, 2007 and 2006.

NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
		Percent			Percent
	2007	Change	2006	2007	Change	2006
	(in thousands, except percentages)
NSF fees	$1,026	6.2%	$966	$1,909	1.1%	$1,888
Service charges on deposit accounts	275	11.8%	246	532	11.5%	477
Mortgage loan and related fees	388	-4.9%	408	846	27.0%	666
Bank-owned life insurance income	231	1.3%	228	453	-0.9%	457
Loss on trading assets, net	(168)	100%	-	(29)	100%	-
Other income	902	10.3%	818	1,880	16.1%	1,619
Total noninterest income	$2,654	-0.5%	$2,666	$5,591	9.6%	$5,102

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $1.3 million for the second quarter of 2007, an increase of $89 thousand, or 7.3%, from the same period in 2006.  On a year-to-date basis, total service charges, including NSF fees, increased $76 thousand, or 3.2%, for 2007 compared to the same period in 2006.  Our transaction accounts increased to 33,871 in the second quarter of 2007 compared to 32,870 in the same period of 2006.   On a year-over-year basis, the increase in fee income was consistent with the increase in the number of accounts.

Mortgage loan and related fees for the second quarter of 2007 decreased $20 thousand, or 4.9% to $388 thousand compared to $408 thousand in the second quarter of 2006.  Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market.  Due to the normal processing time, we will have a certain amount of held for sale loans at any time.  The loan and fee income is recognized when the sale occurs.  Mortgages originated for sale in the secondary markets totaled $21.3 million for the three months ended June 30, 2007.  Mortgages sold in the secondary market totaled $15.6 million for three months ended June 30, 2007.  Mortgages originated and sold in the secondary market totaled $32.3 million for three months ended June 30, 2006.  Mortgages originated and sold in the secondary market totaled $42.4 million and $39.0 million, respectively, for the six month period ended June 30, 2007 as compared to $51.3 million originated and sold in 2006.

In addition to the non-interest income generated by our mortgage department, it has also begun to have a positive impact on our net interest income.  During 2006, our mortgage department began originating adjustable rate mortgages (ARMs) to be held for investment.  Interest income from these ARM loans totaled $337 thousand and $60 thousand for the three months ended June 30, 2007 and 2006, respectively, and totaled $642 thousand and $79 thousand for the six months ended June 30, 2007 and 2006, respectively.  The rising interest rate market has slowed the growth of mortgages originated and sold in the secondary market, but the addition of the ARM products has resulted in the continual increase of interest income from the mortgage department.  We are optimistic that the mortgage fee income will continue to increase with the addition of our new mortgage origination office in Marietta, Georgia, but the impact of higher interest rates and the softening in the housing market could negatively impact the earnings for the mortgage originations and sales.

Bank-owned life insurance income remained consistent at $231 thousand and $453 thousand for the three and six months ended June 30, 2007, respectively.  The Company is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity.  In addition, the insurance death benefit will be a tax-free payment to the Company.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.53% at June 30, 2007.

Index

Upon adoption of SFAS 159 and the reclassification of certain securities to trading assets, the changes in market value are recorded as a component of non-interest income.  The unrealized gains and losses in the available-for-sale portfolio are recorded in equity as a component of other comprehensive income.   For the three and six month periods ended June 30, 2007, we recognized a loss of $168 thousand and $29 thousand, respectively, in market value adjustments on our trading assets portfolio.

Other income for the second quarter of 2007 was $902 thousand, compared to $818 thousand for the same period in 2006.  For the six months ended, other income was $1.9 million, compared to $1.6 million for the period ended June 30, 2007 and 2006, respectively.  The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate and repossessions, underwriting revenue, safe deposit box fee income, and trust fee income.  On a year-to-date basis, the major contributors to increasing other noninterest income were the trust department with an increase of $110 thousand or 60.1% and point-of-sale fees increasing $61 thousand or 15.7% from the comparable period in 2006.

Noninterest Expense

Noninterest expense for the second quarter of 2007 increased $137 thousand, or 1.4%, to $10.2 million compared to $10.1 million for the same period in 2006.  On a year-to-date basis, noninterest expense increased $296 thousand, or 1.5% to $20.4 million compared to $20.1 million for the same period in 2006.  Noninterest expense remained consistent with the comparable periods, which primarily reflects increases in personnel and occupancy expenses, partially offset by expense reductions in other areas.  Unless indicated otherwise in the discussion below, we anticipate continued increases in noninterest expense throughout 2007 as a result of our branching activities.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2007 and 2006.

NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Percent Change	2006	2007	Percent Change	2006
	(in thousands, except percentages)
Salaries & benefits	$5,823	5.7%	$5,508	$11,645	4.8%	$11,115
Occupancy	837	4.9%	798	1,667	4.8%	1,591
Furniture and equipment	862	-7.1%	928	1,659	-7.8%	1,799
Professional fees	434	3.6%	419	913	6.5%	857
Data processing	344	7.5%	320	707	6.6%	663
Printing & supplies	152	0.7%	151	276	-3.8%	287
Communications	166	-22.1%	213	363	-10.4%	405
Advertising	128	4.1%	123	245	10.9%	221
Intangible asset amortization	254	-22.1%	326	519	-22.2%	667
Other expense	1,213	-6.0%	1,290	2,417	-3.7%	2,510
Total noninterest expense	$10,213	1.4%	$10,076	$20,411	1.5%	$20,115

Salaries and benefits for the second quarter of 2007 increased 5.7% as compared to the same period in 2006 and 4.8% on a year-to-date basis.  The increase in salaries and benefits is primarily related to increases in our full time equivalent employees and related benefit expenses.  As of June 30, 2007, we had 375 full time equivalent employees and operated 40 full service banking offices and four loan/lease production offices.  In April and May 2007, we opened a de novo branch in Algood, Tennessee and Cleveland, Tennessee, respectively.  For the remainder of 2007 and into 2008, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, the locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Index

Occupancy expense for the second quarter of 2007 increased by 4.9% as compared to the same period in 2006 and 4.8% on a year-to-date basis.  The increase on a quarterly and year-to-date basis was due to the completion of our two new de novo branches in Algood and Cleveland, Tennessee in April and May of 2007.  As of June 30, 2007, First Security leased nine branches, two office facilities and the land for four branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $66 thousand, or 7.1%, and $140 thousand, or 7.8%, respectively, primarily due to reductions in maintenance and software expenses.

Professional fees increased 3.6% for the second quarter of 2007 as compared to the same period in 2006 and 6.5% on a year-to-date basis.  Professional fees include fees related to investor relations, outsourcing internal audit, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes Oxley Act of 2002), tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties.  The increase in 2007 includes, but is not limited to, consulting expenses related to the new proxy rules, as well as increases in tax and accounting expenses.

Data processing fees increased 7.5% for the second quarter of 2007 as compared to the same period in 2006 and 6.6% on a year-to-date basis.  Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas.  The monthly fees associated with data processing are based primarily on transaction volume.  Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization expense decreased $72 thousand or 22.1% in the second quarter of 2007 as compared to the same period in 2006 and 22.2% on a year-to-date basis.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2007.

Income Taxes

We recorded income tax expense of $1.4 million for the second quarter of 2007 compared to $1.3 million for the same period in 2006.  Our effective tax rate for the period ended June 30, 2007 and 2006, was 32.2% and 32.3%, respectively.  On a year-to-date basis, we recorded income tax expense of $2.7 million compared to $2.5 million for the same period in 2006.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.2 billion at June 30, 2007, $1.1 billion at December 31, 2006, and $1.1 billion at June 30, 2006.  Our second quarter 2007 and year-over-year asset growth is directly related to deposit growth and the funds available to us for investment.

Throughout 2007, we expect our assets to continue to grow as we plan to further leverage our existing banking branches, seek de novo opportunities in attractive markets and actively pursue additional acquisitions of existing banks and bank branches.

Index

Loans

Our loan demand continues to be strong.  Total loans increased 7.3% (14.7% annualized) in the first half of 2007 as compared to December 31, 2006 and 13.6% as compared to June 30, 2006.  The increase in loans in the first half of 2007 can be attributed to an increase in our construction and land development loans of $33.8 million, or 19.4% (39.2% annualized), an increase in commercial real estate of $17.7 million, or 10.2% (20.5% annualized), and an increase in our commercial and industrial loans of $10.5 million, or 8.7% (17.5% annualized).  Loan growth was $108.9 million, or 13.6%, over the twelve-month period ended June 30, 2007.  The loan categories with the largest increases over the past twelve months were (1) construction/land development, up $69.8 million or 50.7%, to $207.4 million, (2) residential mortgage loans, up $24.4 million or 10.6%, to $255.1 million, (3) commercial real estate loans, up $19.0 million or 11.0%, to $191.3 million, and (4) commercial and industrial loans, up $16.8 million, or 14.6% to $131.9 million.

We believe that our general loan growth will remain strong.  Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective.  Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance.  At June 30, 2007, our loan portfolio was 78.5% of total assets.  Over the past few years, we have improved our commercial and retail underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, additional credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan losses.  We believe our implementation of the Baker Hill software will continue to enhance our ability to produce credit risk and production management information for both the commercial and retail portfolios.

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

Our asset quality ratios generally improved in the second quarter of 2007 as compared to the year-end amounts and were comparable to the same period in 2006.  As of June 30, 2007, our allowance for loan losses as a percentage of total loans was 1.14%, which is consistent with the 1.18% for December 31, 2006 and lower than the 1.28% as of June 30, 2006.  Net charge-offs as a percentage of average loans improved to 9 basis points from 24 basis points for the three month periods ended June 30, 2007 and 2006, respectively.  The improvement is primarily a result of stronger recoveries in 2007.  Non-performing assets as a percentage of total assets were 40 basis points compared to 34 basis points in 2006.  Non-performing assets, including 90 days past due, improved to $6.3 million or 54 basis points of total assets from $8.2 million or 72 basis points as of December 31, 2006, and consistent from the $5.7 million or 52 basis points as of June 30, 2006.

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

Index

The following table presents an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006.  The provision for loan losses of $805 thousand in the table below does not include our provision accrual for unfunded commitments of $28 thousand as of June 30, 2007.  The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
	For the six months ended June 30,
	2007	2006
Allowance for loan losses -	(in thousands, except percentages)
Beginning of period	$9,970	$10,121
Provision for loan losses	805	1,083
Sub-total	10,775	11,204
Charged off loans:
Commercial – leases	273	112
Commercial – loans	117	241
Real estate – construction	44	11
Real estate – residential mortgage	268	624
Consumer and other	229	299
Total charged off	931	1,287
Recoveries of charged-off loans:
Commercial – leases	-	5
Commercial – loans	223	48
Real estate – construction	2	-
Real estate – residential mortgage	168	92
Consumer and other	126	143
Total recoveries	519	288
Net charged-off loans	412	999
Allowance for loan losses - end of period	$10,363	$10,205

Total loans-end of period	$909,177	$800,213
Average loans	$869,984	$769,721
Net loans charged-off to average loans, annualized	0.09%	0.26%
Provision for loan losses to average loans, annualized	0.19%	0.30%
Allowance for loan losses as a percentage of:
Period end loans	1.14%	1.28%
Non-performing assets	222.43%	277.54%

Index

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans.   The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses
	As of June 30,
	2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(in thousands, except percentages)
Commercial-leases	$2,220	5.4%	$1,459	8.4%
Commercial-loans	1,544	14.5%	2,302	14.8%
Real estate-construction	994	22.9%	830	17.1%
Real estate-mortgage	4,363	50.2%	4,082	50.8%
Consumer	929	7.0%	885	8.6%
Unallocated	313	-	647	0.3%
Total	$10,363	100.0%	$10,205	100.0%

We believe that the allowance for loan losses at June 30, 2007 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.  The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool.  See “Provision for Loan Losses” for a description of our methodology for determining the adequacy of the allowance for loan losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets.  We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.

	June 30, 2007	December 31, 2006	June 30, 2006
	(in thousands, except percentages)
Nonaccrual loans	$938	$2,653	$696
Loans past due 90 days and still accruing	1,639	1,325	2,011
Total nonperforming loans	$2,577	$3,978	$2,707

Other real estate owned	$2,014	$1,982	$1,986
Repossessed assets	1,707	2,231	995
Nonaccrual loans	938	2,653	696
Total nonperforming assets	$4,659	$6,866	$3,677

Nonperforming loans as a percentage of total loans	0.28%	0.47%	0.34%
Nonperforming assets as a percentage of total assets	0.40%	0.61%	0.34%
Nonperforming assets + loans 90 days past due to total assets	0.54%	0.72%	0.52%

Index

Nonaccrual loans totaled $938 thousand at June 30, 2007, $2.7 million at December 31, 2006, and $696 thousand at June 30, 2006. The nonaccrual loans at June 30, 2007 included $785 thousand of real-estate secured loans, $107 thousand of commercial loans and $45 thousand of consumer loans.  There are no commitments to lend additional funds to customers with loans on non-accrual status at June 30, 2007.

Loans 90 days past due and still accruing were $1.6 million at June 30, 2007, compared to $1.3 million at December 31, 2006 and $2.0 million at June 30, 2006. Of these past due loans at June 30, 2007, $1.3 million were leases, $241 thousand were secured by real estate, $75 thousand were consumer loans, and $66 thousand were commercial loans.

At June 30, 2007, we owned other real estate in the amount of $2.0 million, which consisted of $775 thousand in construction/land development property, $666 thousand in non-farm/nonresidential property and $573 thousand in residential real estate.  All of these properties have been written down to their respective fair values.

At June 30, 2007, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.7 million, compared to $2.2 million at December 31, 2006 and $995 thousand at June 30, 2006.

Nonperforming assets for the second quarter of 2007 were $4.7 million compared to $6.9 million at December 31, 2006 and $3.7 million at June 30, 2006.

Our peer group, as defined by the March 31, 2007 Uniform Bank Performance Report is all commercial banks between $1 billion and $3 billion in total assets.  The ratio of nonaccrual loans and loans 90 days past due to gross loans was 0.28% and 0.63% for us and our peer group, respectively.  The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 24.87% and 53.24% for us and our peer group.  The ratio of nonaccrual loans and loans 90 days past due to equity capital was 1.84% and 4.33% for FSGBank and our peer group, respectively.  The ratio of nonaccrual loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 0.50% and 0.73% for us and our peer group, respectively.

Investment Securities, Trading Assets and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds.  We use three categories to classify our securities: “held to maturity”, “available-for-sale” and “trading.”  Currently, none of our investments are classified as held to maturity or trading.  While we have no plans to liquidate a significant amount of any available-for-sale securities, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $122.1 million at June 30, 2007, $153.8 million at December 31, 2006 and $155.4 million at June 30, 2006. The reduction in the securities portfolio year-over-year occurred as a result of our efforts to utilize a portion of the liquidity to fund loan growth instead of reinvesting in securities.  While our level of liquid assets has decreased, we believe our current level provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At June 30, 2007, the available-for-sale securities portfolio had unrealized net losses of approximately $1.8 million, net of tax.  Effective January 1, 2007, we reclassified a portion of our available-for-sale securities to trading in connection with adoption of SFAS 159.  All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2007 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

Index

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST
	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years
	(in thousands, except percentages)
Municipal-tax exempt	$1,529	$8,454	$22,495	$11,283
Agency bonds	5,496	16,561	3,984	-
Agency issued REMICs	-	25,406	-	-
Agency issued pools	18	17,529	997	3,499
Asset backed & CMOs	-	6,598	-	-
Other	-	-	-	620
Total	$7,043	$74,548	$27,476	$15,402
Tax Equivalent Yield	4.46%	5.04%	5.59%	6.07%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities.  We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond.  This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of June 30, 2007, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the second quarter ended 2007, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$39,714	$38,872
FHLMC*	$22,332	$21,941

* Federal Home Loan Mortgage Corporation

The securities reclassified to trading from available-for-sale securities upon adoption of SFAS 159 were sold during the second quarter of 2007.  We decided to liquidate our portfolio of trading securities and utilize the proceeds to pay down our overnight borrowings.  Subsequently, our overnight borrowings increased to supplement our strong loan growth.  The net effect of the sale of the trading securities de-leveraged a portion of our balance sheet.  We believe that decreasing the size of our balance sheet had a positive impact on our asset liability position through selective growth in the current challenging interest rate environment.

At June 30, 2007 and 2006 we did not hold federal funds sold compared to a relatively small position of $1.6 million at December 31, 2006.  The decrease in federal funds sold from December 31, 2006 is the result of strong loan demand.

As of June 30, 2007, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At June 30, 2007, we held $22.7 million in bank owned life insurance, compared to $22.3 million at December 31, 2006 and $21.9 million at June 30, 2006.

Deposits and Other Borrowings

As of June 30, 2007, deposits increased by 0.4% (0.8% annualized) from December 31, 2006 and by 2.0% from June 30, 2006.  Excluding the changes in brokered CDs, our growth rate of deposits was 3.8% (7.8% annualized) from December 31, 2006 and 5.7% from June 30, 2006.  During the second quarter of 2007, we elected not to replace $28.3 million in maturing brokered CDs, but instead replaced them with overnight FHLB borrowings.  This decision was based on anticipated declining interest rates for the remainder of 2007 and a desire to position our liability sensitivity accordingly.  Subsequent to June 30, 2007, we began replacing the previously matured brokered CDs as rates became more favorable.  The growth in deposits is due to our sales team drawing customers away from other financial institutions and our branching efforts.  In the second quarter of 2007, the fastest growing sector of our deposit base was noninterest bearing demand deposits and jumbo CDs which grew 4.9% (19.6% annualized) and 4.2% (16.9% annualized), respectively, and outpaced our total deposit growth.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000.  We consider our retail CDs to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenant to our business strategy.  Core deposits increased by 2.6% (5.2% annualized) from December 31, 2006.  We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding.  For this reason, we opened de novo branches in Algood and Cleveland, Tennessee in April and May 2007, respectively.  Additional de novo branches may be planned for the remainder of the year and 2008 as opportunities arise.  Currently, we have not located additional de novo locations.  As a result of our branch network and branches opened in recent periods, we anticipate that our deposits will continue to increase throughout 2007.

Index

Federal funds purchased and securities sold under agreements to repurchase were $27.5 million as of June 30, 2007, compared to $20.9 million and $21.9 million as of December 31, 2006 and June 30, 2006, respectively.  The increase in federal funds purchased and repurchase agreements has been used as a source to fund the growth in our loan portfolio.

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances.  We also use FSGBank’s borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool.  The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.  During the fourth quarter of 2006, we began utilizing the secured overnight advances to replace existing higher rate unsecured Federal Funds purchased.   The following table details the maturities and rates of our borrowings from the FHLB of Cincinnati as of June 30, 2007.

Date	Type	Principal	Term	Rate	Maturity
6/29/2007	Fixed rate advance	$36,980,000	Overnight	5.31%	7/2/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	1/25/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	1/26/09
6/18/1996*	Fixed rate advance	1,633	180 months	7.70%	7/1/11
9/16/1996*	Fixed rate advance	3,083	180 months	7.50%	10/1/11
9/9/1997*	Fixed rate advance	3,886	180 months	7.05%	10/1/12
		$42,322,602

Aggregate composite rate	5.11%
Overnight rate	5.31%
48 month composite rate	3.73%
180 month composite rate	7.33%

* Assumed as part of the acquisition of Jackson Bank.

Index

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs.  Our cash balance on deposit with FSGBank, which totaled approximately $1.4 million as of June 30, 2007, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At June 30, 2007, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 13.2% (excluding anticipated loan repayments).  As of December 31, 2006 and June 30, 2006, the liquidity ratios were 18.1% and 21.2% respectively.

As of June 30, 2007, the unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) for FSGBank at FHLB was $67.6 million.  FHLB maintains standards for loan collateral files.  Therefore, our borrowing capacity may be restricted if our collateral file has exceptions.

FSGBank also had unsecured federal funds lines in the aggregate amount of $99.5 million at June 30, 2007 under which it can borrow funds to meet short-term liquidity needs.   The aggregate amount of the federal funds lines was available as of June 30, 2007.  Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights).  As of quarter-end, we had $6.4 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business.  As of June 30, 2007, FSGBank had $58.4 million in brokered CDs outstanding with a weighted average remaining life of approximately 9 months, a weighted average coupon rate of 4.54% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.77%.  Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable.  We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

Index

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $298.4 million at June 30, 2007.  The following table illustrates our significant contractual obligations at June 30, 2007 by future payment period.

CONTRACTUAL OBLIGATIONS
		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$547,638	$473,982	$63,966	$9,690	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	27,452	27,452	-	-	-
FHLB borrowings	(3)	42,323	36,980	5,334	5	4
Operating lease obligations	(4)	5,606	944	1,923	1,105	1,634
Note payable	(5)	122	12	28	32	50
Total		$623,141	$539,370	$71,251	$10,832	$1,688

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

Net cash provided by operations during the first half of 2007 totaled $34.3 million compared to $13.8 for the same period in 2006.  The increase is primarily due to the sale of our trading assets.  Net cash used in investing activities decreased to $58.6 million as compared to $63.1 million primarily due to decreases in purchases of securities.  Net cash provided by financing activities decreased to $23.1 million compared to $44.2 million in 2006.  The decrease is primarily due to slower growth in deposits, partially offset by increases in other borrowings.

Derivatives Financial Instruments

Derivatives are used as a risk management tool and to facilitate client transactions.  We utilize derivatives to hedge the exposure to changes in interest rates or other identified market risks.  Derivatives may also be used to limit our exposure to interest rate risks created by customized loan products for our larger customers.  These products allow us to meet the needs of our customers with minimal interest rate risk to the Bank.  We currently have not used a derivative in a client transaction.

The Asset/Liability Committee (ALCO) is responsible for monitoring of our derivative positions.  We believe the use of derivatives will reduce our interest rate risk and potential earnings volatility caused by changes in interest rates.

During the second quarter of 2007, we have entered into a series of cash flow hedges with a total notional amount of $150 million.  All derivatives are recorded in the financial statements at fair value.  We are exchanging the cash flows from $150 million of our Prime-based variable rate loans for a fixed rate.  The terms of the swaps range from two to five years with the weighted average maturity of approximately 3.56 years.  The weighted average fixed rate for the remainder of 2007 and 2008 is approximately 8.66%, while the weighted average floating rate on the swapped loans was approximately 8.71% in the second quarter of 2007.

The derivatives expose us to credit risk from the counterparty when the derivatives are in an unrealized gain position.  All counterparties must be approved by the board of directors and are monitored by the ALCO on an ongoing basis.  We minimize the credit risk exposure by requiring collateral when certain conditions are met.  When the derivatives are at an unrealized loss position, our counterparty may require us to pledge collateral.  As of June 30, 2007, no collateral was pledged to Citibank, our counterparty.

Index

As of March 31, 2007, our income sensitivity to a rise or fall of interest rates by 200 basis points over a twelve-month period was a change of 7.50% and -7.88%, respectively, to net interest income.  As of June 30, 2007, the exposure was reduced to 2.49% and -5.21%, respectively, in the same analysis.  Our interest rate swaps were a significant factor in reducing the risks in a rising or falling interest rate environment.  If we had not entered interest rate swaps in the second quarter, our asset sensitivity would have increased as of quarter end  due to 1) increasing our non-interest bearing demand deposits, 2) selling our trading assets which had a weighted-average remaining maturity of over 6 years and 3) changing our core deposit assumptions in the ordinary course of processing our asset liability model.  Subsequent to June 30, 2007, we began issuing callable brokered CDs to help reduce our asset sensitivity in a falling rate environment.  Refer to Item 3 for further information on our income sensitivity calculation.

The following are the cash flow hedges as of June 30, 2007:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
(amounts in thousands)	Amount	Gains	Losses	Income	Date
Cash Flow hedges:
Interest Rate swap	$19,000	$-	$(17)	(11)	June 28, 2009
Interest Rate swap	25,000	-	(30)	(20)	June 28, 2010
Interest Rate swap	25,000	-	(37)	(24)	June 28, 2011
Interest Rate swap	12,000	-	(18)	(12)	June 28, 2009
Interest Rate swap	14,000	-	(28)	(19)	June 28, 2010
Interest Rate swap	20,000	-	(50)	(33)	June 28, 2011
Interest Rate swap	35,000	-	(89)	(59)	June 28, 2012
	$150,000	$-	(270)	(178)

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2007 and 2006 was as follows:

	As of June 30,
	2007	2006
	(in thousands)
Commitments to Extend Credit	$298,380	$325,244
Standby Letters of Credit	$16,070	$14,305

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

June 30, 2007	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%	4.0%	11.6%	11.2%
Total capital to risk adjusted assets	10.0%	8.0%	12.7%	12.2%
Leverage ratio	5.0%	4.0%	10.5%	10.0%

December 31, 2006
Tier I capital to risk adjusted assets	6.0%	4.0%	12.0%	11.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.1%	12.1%
Leverage ratio	5.0%	4.0%	10.5%	9.7%

June 30, 2006
Tier I capital to risk adjusted assets	6.0%	4.0%	12.1%	10.8%
Total capital to risk adjusted assets	10.0%	8.0%	13.3%	11.9%
Leverage ratio	5.0%	4.0%	10.5%	9.4%

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.  In the first six months of 2007, we paid two cash dividends of $0.05 per share or $1.7 million in total.  On July 25, 2007, the Board of Directors declared the third quarter cash dividend of $0.05 per share payable on September 18, 2007 to shareholders of record on September 3, 2007.

On November 29, 2006, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of June 30, 2007, we have repurchased 272 thousand shares at a weighted average price of $11.40.

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

Index

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The impact did not have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income.  We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities.  As we continue to diversify our risks, we anticipate utilizing the fair value option on future transactions in circumstances that we can match market value or interest rate sensitivity.  We do not deal in international instruments, and therefore are not exposed to risk inherent to foreign currency.

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

Index

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of June 30, 2007, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $1.3 million or 5.2%, as a result of a 200 basis point decline in rates. The model also predicts a $600 thousand increase in net interest income, or 2.5% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of June 30, 2007. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)
Net interest income	$22,844	$24,100	$24,700
$ change net interest income	(1,256)	-	600
% change net interest income	(5.21)%	0.00%	2.49%

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

We use the Sendero Vision Asset/Liability system which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry.  Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration and income simulations using a wide range of scenarios including interest rate shocks and rate ramps.  The system will also model our derivative instruments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2006, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of June 30, 2007, we have repurchased 272 thousand shares at a weighted average price of $11.40.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.  The repurchases will be made with our cash resources.  The repurchase program may be suspended or discontinued at any time without prior notice.  The following table provides additional information on the purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	49,600	$11.36	49,600	358,344
May 1, 2007 – May 31, 2007	71,800	$11.13	71,800	286,544
June 1, 2007 – June 30, 2007	58,200	$11.04	58,200	228,344
	179,600		179,600

Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 14, 2007, where the following eight directors were elected:  Rodger B. Holley, J.C. Harold Anders, Randall L. Gibson, Carol H. Jackson, Ralph L. Kendall, William B. Kilbride, D. Ray Marler and Lloyd L. Montgomery, III.  There were no broker non-votes.  The votes were as follows:

	For	Withheld
Rodger B. Holley	12,416,401	484,867
J. C. Harold Anders	12,394,063	507,205
Randall L. Gibson, Jr.	12,492,014	409,254
Carol H. Jackson	12,389,594	511,674
Ralph L. Kendall	12,360,362	540,906
William B. Kilbride	12,394,163	507,105
D. Ray Marler	12,244,138	657,130
Lloyd L. Montgomery, III	12,491,563	409,705

Our shareholders also approved and adopted the second amendment to the First Security Group, Inc. 2002 Long-Term Incentive Plan, which increased the number of shares reserved under the Plan from 768,000 to 1,518,000, and reaffirmed the performance goals contained in the Plan.  There were 9,732,617 votes in favor, 1,030,351 votes against, 147,667 abstentions and broker non-votes.

Finally, our shareholders ratified the appointment of Joseph Decosimo and Company, PLLC, as our independent auditors for the year ending December 31, 2007.  There were 12,612,954 votes in favor, 229,921 votes against, 58,393 abstentions and broker non-votes.

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

10.1	Amended and Restated First Security Group, Inc. 2002 Long-Term Incentive Plan[1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

1 Incorporated by reference to Exhibit A of First Security’s Proxy Statement filed April 30, 2007 (File No. 000-49747).

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 8, 2007	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer &
President

August 8, 2007	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President