Form 10-Q
period 2007-09-30
FIRST SECURITY GROUP INC/TN
filed 2007-11-09
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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
Common Stock, $0.01 par value:
16,998,428 shares outstanding and issued as of November 8, 2007

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	September 30,	December 31,	September 30,
	2007	2006	2006
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$32,088	$26,512	$25,500
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	1,600	-
Cash and Cash Equivalents	32,088	28,112	25,500
Interest Bearing Deposits in Banks	779	481	2,888
Securities Available For Sale	126,927	153,759	159,727
Loans Held for Sale	5,412	7,524	5,125
Loans	934,613	840,069	820,620
Total Loans	940,025	847,593	825,745
Less: Allowance for Loan and Lease Losses	10,635	9,970	9,862
	929,390	837,623	815,883
Premises and Equipment, net	35,360	35,835	33,939
Goodwill	27,156	27,156	27,156
Intangible Assets	3,423	4,185	4,441
Other Assets	43,342	42,652	40,531
TOTAL ASSETS	$1,198,465	$1,129,803	$1,110,065

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	September 30,	December 31,	September 30,
	2007	2006	2006
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$164,880	$168,654	$176,544
Interest Bearing Demand	60,448	66,787	66,541
	225,328	235,441	243,085
Savings and Money Market Accounts	140,448	135,784	137,859
Time Deposits:
Certificates of Deposit of $100 thousand or more	223,744	205,428	193,758
Certificates of Deposit less than $100 thousand	268,347	258,456	251,939
Brokered Certificates of Deposit	83,121	86,892	86,944
	575,212	550,776	532,641
Total Deposits	940,988	922,001	913,585
Federal Funds Purchased and Securities Sold
under Agreements to Repurchase	31,702	20,851	30,377
Security Deposits	3,059	3,920	4,170
Other Borrowings	58,052	24,838	8,141
Other Liabilities	16,346	13,405	12,248
Total Liabilities	1,050,147	985,015	968,521
STOCKHOLDERS’ EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized; 17,274,728 issued as of September 30, 2007;
17,762,278 issued as of December 31, 2006;
17,746,278 issued as of September 30, 2006	120	123	123
Paid-In Surplus	119,466	124,293	124,097
Unallocated ESOP Shares	(4,515)	(5,094)	(5,562)
Retained Earnings	32,027	26,337	24,264
Accumulated Other Comprehensive Gain (Loss)	1,220	(871)	(1,378)
Total Stockholders’ Equity	148,318	144,788	141,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,198,465	$1,129,803	$1,110,065

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$20,086	$17,611	$57,551	$50,002
Debt Securities – taxable	1,027	1,330	3,060	3,920
Debt Securities – non-taxable	403	397	1,218	1,166
Trading Assets	-	-	342	-
Other	44	46	102	258
Total Interest Income	21,560	19,384	62,273	55,346

INTEREST EXPENSE
Interest Bearing Demand Deposits	158	142	415	464
Savings Deposits and Money Market Accounts	814	759	2,363	2,111
Certificates of Deposit of $100 thousand or more	2,905	2,276	8,286	5,870
Certificates of Deposit of less than $100 thousand	3,359	2,742	9,765	7,378
Brokered Certificates of Deposit	961	936	2,796	2,690
Other	837	373	2,022	743
Total Interest Expense	9,034	7,228	25,647	19,256

NET INTEREST INCOME	12,526	12,156	36,626	36,090
Provision for Loan and Lease Losses	576	600	1,409	1,743
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	11,950	11,556	35,217	34,347

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,371	1,229	3,812	3,594
Loss on Trading Assets, net	-	-	(29)	-
Other	1,723	1,547	4,902	4,284
Total Noninterest Income	3,094	2,776	8,685	7,878

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,930	5,654	17,575	16,769
Expense on Premises and Fixed Assets, net of rental income	1,769	1,655	5,095	5,045
Other	2,857	2,722	8,297	8,332
Total Noninterest Expenses	10,556	10,031	30,967	30,146

INCOME BEFORE INCOME TAX PROVISION	4,488	4,301	12,935	12,079
Income Tax Provision	1,466	1,395	4,190	3,883
NET INCOME	$3,022	$2,906	$8,745	$8,196

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.18	$0.17	$0.51	$0.47
Net Income Per Share - Diluted	$0.18	$0.16	$0.50	$0.46
Dividends Declared Per Common Share	$0.05	$0.03	$0.15	$0.08

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Gain (Loss)	ESOP Shares	Total
Balance - December 31, 2006	17,762	$123	$124,293	$26,337	$(871)	$(5,094)	$144,788
Cumulative adjustment for adoption of SFAS 159 (unaudited)				(481)	481		-
Comprehensive income -
Net Income (unaudited)				8,745			8,745
Change in Net Unrealized Gain:
Securities Available for Sale, net of tax (unaudited)					321		321
Fair value of Derivatives, net of tax (unaudited)					1,289		1,289
Total Comprehensive income							10,355
Issuance of Stock (unaudited)	13		96				96
Dividends Paid (unaudited)				(2,574)			(2,574)
Stock-based Compensation (unaudited)			479				479
ESOP Allocation (unaudited)			23			579	602
Repurchase and Retirement of
Common Stock (500,000 shares) (unaudited)	(500)	(3)	(5,425)				(5,428)
Balance – September 30, 2007 (unaudited)	17,275	$120	$119,466	$32,027	$1,220	$(4,515)	$148,318

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)	Nine Months Ended
	September 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,745	$8,196
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities -
Provision for Loan and Lease Losses	1,409	1,743
Amortization, net	848	1,182
Stock-Based Compensation	479	338
ESOP Compensation	602	-
Depreciation	2,012	1,856
Gain on Sale of Premises and Equipment	(56)	(65)
Gain on Sale of Other Real Estate and Repossessions, net	(239)	(30)
Write-down of Other Real Estate and Repossessions	297	343
Losses on Trading Assets, net	29	-
Accretion of Fair Value Adjustment, net	(400)	(680)
Accretion of Terminated Cash Flow Swaps	(56)	-
Changes in Operating Assets and Liabilities -
Loans Held for Sale	2,112	881
Interest Receivable	(475)	(191)
Other Assets	707	(630)
Interest Payable	1.108	2,008
Other Liabilities	108	555
Net Cash Provided by Operating Activities	17,230	15,506
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(298)	(1,735)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	9,315	13,186
Purchases	(9,157)	(16,808)
Proceeds from Sales of Trading Assets	27,045	-
Loan Originations and Principal Collections, net	(98,554)	(82,337)
Gain on Termination of Cash Flow Swaps	2,010	-
Proceeds from Sale of Premises and Equipment	328	723
Proceeds from Sales of Other Real Estate and Repossessions	2,887	2,328
Additions to Premises and Equipment	(1,809)	(4,933)
Capital Improvements to Repossessions and Other Real Estate	(178)	(233)
Net Cash Used in Investing Activities	(68,411)	(89,809)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	18,998	52,157
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	10,851	13,483
Net Increase (Decrease) of Other Borrowings	33,214	(2,009)
Proceeds from Exercise of Stock Options	96	255
Repurchase and Retirement of Common Stock	(5,428)	(917)
Purchase of ESOP Shares	-	(5,471)
Proceeds from sale of stock to ESOP	-	1,877
Dividends Paid on Common Stock	(2,574)	(1,324)
Net Cash Provided by Financing Activities	55,157	58,051
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,976	(16,252)
CASH AND CASH EQUIVALENTS - beginning of period	28,112	41,752
CASH AND CASH EQUIVALENTS - end of period	$32,088	$25,500

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Nine Months Ended
	September 30,
(in thousands)	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Securities transferred from Available-for-Sale to Trading	$27,074	$-
Foreclosed Properties and Repossessions	$2,522	$3,472
Purchase Accounting Adjustment to Goodwill	$-	$84
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$26,755	$17,248
Income Taxes Paid	$2,268	$4,800

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three and nine month periods ended September 30, 2007 and 2006, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$3,022	$2,906	$8,745	$8,196
Unrealized gain on securities, net of tax	1,490	1,643	321	201
Unrealized gain on derivatives, net of tax	1,467	-	1,289	-
Comprehensive income, net of tax	$5,979	$4,549	$10,355	$8,397

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$3,022	$2,906	$8,745	$8,916
Denominator:
Weighted average common shares outstanding	16,902	17,218	17,085	17,349
Equivalent shares issuable upon exercise of stock options	321	411	362	392
Diluted shares	17,223	17,629	17,447	17,741
Net income per share:
Basic	$0.18	$0.17	$0.51	$0.47
Diluted	$0.18	$0.16	$0.50	$0.46

Index

NOTE 4 – STOCK-BASED COMPENSATION

As of September 30, 2007, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP).  The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award.  The plans are described in further detail below.

The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively.  Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate.  Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards is 1.5 million, of which not more than 20% may be granted as awards of restricted stock.  The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date.  The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner).  Restricted stock may be awarded to participants with terms and conditions determined by the Committee.  The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date.  Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

Participation in the 1999 LTIP is limited to eligible employees.  The total number of shares of stock authorized for awards is 936 thousand, of which not more than 10% could be granted as awards of restricted stock.  Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant.  Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP.  Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP.  Each award vests in approximately equal percentages each year over a period of not less than three years (with the exception of five grants for a total of 168 thousand shares which vest in approximately equal percentages at 6 months, 18 months and 30 months) and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

Stock Options

The following table illustrates the effect on operating results and per share information for stock-based compensation in accordance with SFAS 123 (R) for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Stock option compensation expense	$113	$98	$339	$298
Stock option compensation expense, net of tax	$70	$61	$210	$185
Impact of stock option expense on basic income per share	$-	$-	$(0.01)	$(0.01)
Impact of stock option expense on diluted income per share	$-	$(0.01)	$(0.01)	$(0.01)

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company.  Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b).  As of September 30, 2007, the Company has not received tax deductions related to these nonqualified options.

Net cash proceeds received from the exercise of options were $96 thousand and $255 thousand for the nine months ended September 30, 2007 and 2006, respectively.

Index

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below.  Expected volatility is based on the implied volatility of the Company’s stock price.  The Company uses historical data to estimate option exercises and employee terminations used in the model.  The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The table below provides the assumptions used to determine the fair value of stock option grants during the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30,
	2007	2006

Expected dividend yield	1.78%	0.90%
Expected volatility	17.79%	17.14%
Risk-free interest rate	5.06%	4.94%
Expected life of options	6.5 years	6.5 years
Weighted average grant date fair value	$2.77	$2.98

The weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $2.77 and $2.98, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $43 thousand and $150 thousand, respectively.  At September 30, 2007, there was $838 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 1.96 years.

The following table represents stock option activity for the period ended September 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding, January 1, 2007	1,363	$8.12
Granted	40	11.26
Exercised	(12)	7.68
Forfeited	(4)	9.54
Outstanding, September 30, 2007	1,387	$8.21	6.43 years	$11,381
Exercisable, September 30, 2007	942	$7.03	5.30 years	$6,618

As of September 30, 2007, shares available for future option grants to employees and directors under existing plans were 188 shares and 727 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

As of September 30, 2007, unearned stock-based compensation associated with these awards totaled $188 thousand.  The Company recognized $47 thousand and $140 thousand of compensation expense in the third quarter and first nine months of 2007, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations.  The remaining cost is expected to be recognized over a weighted-average period of 1.96 years.

Index

As of September 30, 2007, the Company had non-vested restricted stock awards outstanding of 43,045 shares at a weighted average grant date fair value of $10.40.  Of the total awards outstanding, 25,045 shares allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant.  The remaining 18,000 shares awarded cliff vest 26 months from the date of grant as provided for in the award agreement.  The Company did not grant any restricted stock during the third quarter of 2007.

NOTE 5 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at September 30, 2007, December 31, 2006, and September 30, 2006 was $16.9 million, $16.0 million, and $14.9 million, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.  The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE 6 – STOCKHOLDER’S EQUITY

During 2007, the Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount		Payment Date
			(in thousands)
January 24, 2007	$0.05	March 1, 2007	$864		March 16, 2007
April 24, 2007	$0.05	June 1, 2007	$866		June 18, 2007
July 25, 2007	$0.05	September 3, 2007	$863		September 17, 2007
October 24, 2007	$0.05	December 3, 2007	$844	*	December 17, 2007
* Estimate based on shares as of September 30, 2007

On November 29, 2006, the Board of Directors authorized the Company to repurchase up to 500 thousand shares in open market transactions.  The Company began the program during the first quarter.  On August 17, 2007, the Company had completed the repurchase plan at a weighted average price of $10.86 per share.

On August 22, 2007, the Board of Directors authorized the Company to repurchase up to an additional 500 thousand shares in open market transactions.  As of September 30, 2007, the Company had not completed any purchases.

On September 30, 2007, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the quarterly matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares
Shares as of December 31, 2006	452,453	-	47,547
Shares allocated for match through September 30, 2007	(56,008)	-	56,008
Shares as of September 30, 2007	396,445	-	103,555

Index

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

The Company evaluated its material tax positions as of September 30, 2007.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

As of September 30, 2007, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2007.  However, changes in state and federal tax regulations could create a material uncertain tax position.

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

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2007

(in thousands)	Balance as of September 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Securities Available for Sale	$126,927	$-	$126,677	$250

Financial Liabilities
FHLB overnight borrowings	52,590	-	52,590	-

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Index

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance

Financial Assets
Securities Available for Sale	$250	$-	$-	$-	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

At September 30, 2007, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis relate to assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits.  Such measurements were determined utilizing Level 3 inputs.

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

(in thousands)	Carrying Value of Instrument at January 1, 2007	Transition Adjustment to Retained Earnings Gain / (Loss)	Transition Adjustment to Other Comprehensive Loss	Carrying Value of Instrument at January 1, 2007 (After adoption of SFAS 159)

Trading assets	$27,074	$(481)	$481	$27,074

The Company elected the fair value option on approximately $27.1 million of its available-for-sale portfolio to match the FHLB overnight borrowings.  This election matched short-term variable rate liabilities with short-term assets.

During April 2007, the Company sold the trading securities and utilized the proceeds to pay down the FHLB overnight borrowings.  The fair value of the trading asset portfolio decreased in value by $29 thousand for the nine months ended September 30, 2007.  The decision to sell the trading securities was based primarily on eliminating the volatility created by the market risk.  The sale also de-leveraged a portion of the balance sheet.  The Company believes the decrease in the balance sheet will have a positive impact on its asset liability position through selective growth in the current challenging interest rate environment.

Index

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements.  It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.  As of September 30, 2007, the Company has not entered into a transaction in a dealer capacity.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million.  At termination, the swaps had a market value of $2.0 million.  The gain is being accreted into interest income over the remaining life of the original swaps.  The Company recognized $55 thousand in interest income for the three and nine months ended September 30, 2007.  The following table presents the accretion of the gain:

	2007	2008	2009	2010	2011	2012	Total
	(in thousands)
Accretion of Gain from Terminated Swaps	$205*	$597	$533	$394	$219	$62	$2,010

* The Company recognized $55 thousand in the third quarter and will recognize $150 thousand in the fourth quarter.

Index

The following are the cash flow hedges as of September 30, 2007:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
(in thousands)	Amount	Gains	Losses	Income	Date
Asset Hedges
None	$-	$-	$-	$-

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$88	June 28, 2009
Interest Rate swap	25,000	-	-	204	June 28, 2010
Interest Rate swap	25,000	-	-	267	June 28, 2011
Interest Rate swap	12,000	-	-	50	June 28, 2009
Interest Rate swap	14,000	-	-	83	June 28, 2010
Interest Rate swap	20,000	-	-	202	June 28, 2011
Interest Rate swap	35,000	-	-	395	June 28, 2012
	$150,000	$-	$-	$1,289

1 The $1.3 million of gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income over the life of the respective hedged items.

For the three and nine months ended September 30, 2007, no amounts were recognized for hedge ineffectiveness.

Subsequent to September 30, 2007, the Company entered into a total of $50 million notional value cash flow hedges.  The hedges exchange a portion of our variable rate cash flows from our Prime-based commercial loans for fixed rate cash flows. The weighted average fixed rate is approximately 7.72% and the term is five years.

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

In November 2005, the FASB issued a FSP on SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. This FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under this FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. This FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 12– RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements presented for prior periods to conform to the current year presentation.

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

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security’s market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and, the failure of assumptions underlying the establishment of reserves for possible loan and lease losses. All written or oral forward-looking statements attributable to First Security are expressly qualified in their entirety by this Special Note.

THIRD QUARTER 2007 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three and nine month periods ended September 30, 2007 and 2006. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

As of September 30, 2007, we had total consolidated assets of $1.2 billion, total loans (including leases) of $940.0 million, total deposits of $941.0 million and stockholders’ equity of $148.3 million.

Net income for the three months ended September 30, 2007, was $3.0 million, or $0.18 per share (basic and diluted), compared to net income of $2.9 million, or $0.17 per basic share and $0.16 per diluted share for the comparative period in 2006.  Net income for the nine months ended September 30, 2007, was $8.7 million, or $0.51 and $0.50 per share basic and diluted, respectively, compared to net income of $8.2 million, or $0.47 and $0.46 per basic and diluted share, respectively, for the comparative period of 2006.  For the nine month period ending September 30, 2007, net interest income and noninterest income increased by $536 thousand and $807 thousand, respectively, while noninterest expense, including provision for loan and lease losses, increased by $487 thousand as compared to the same period in 2006.  Income increases continue to outpace expense increases as a result of the change in the mix of earning assets towards loans, as well as the growing diversified stream of non-interest income from trust, fees on deposit accounts and mortgage banking activity.  The increase in expenses is mainly due to higher salaries and benefits expense associated with the addition of 13 full-time equivalent employees year over year.  This increase was partially offset by a decrease in the loan and lease loss provision due to improving overall asset quality and the current analysis of our known and inherent risks in the loan portfolio.

Our efficiency ratio increased in the third quarter of 2007 to 67.58% as compared to 67.18% in the same period of 2006.  The increase is directly related to opening two branches during the second quarter of 2007 as well as the completion of our corporate headquarters in the fourth quarter of 2006.  Our efficiency improved for the nine month period to 68.34% as compared to 68.56% for the same period in 2006.  This includes an improved efficiency ratio for three consecutive linked quarters.  We expect to continue to improve our efficiency during the remainder of 2007 by growing our operating revenue faster than our expenses.  For the remainder of 2007 and into 2008, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, the locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Index

Net interest margin in the third quarter of 2007 was 4.80% or 25 basis points lower as compared to the prior year period of 5.05%.  We believe that our net interest margin will decrease during the fourth quarter due to the 50 and 25 basis point cuts in the federal funds target rate by the Federal Open Market Committee of the Federal Reserve on September 18, 2007 and October 31, 2007, respectively.  Any future decreases in the federal funds target rate, competitive pricing and our ability to raise core deposits may apply further pressure on our net interest margin.

On October 24, 2007, our Board of Directors approved a fourth quarter cash dividend of $0.05 per share payable on December 17, 2007 to shareholders of record on December 3, 2007.

RESULTS OF OPERATIONS

We reported net income for the three and nine month periods ended September 30, 2007 of $3.0 million and $8.7 million versus net income for the same periods in 2006 of $2.9 million and $8.2 million, respectively.  In the third quarter of 2007, basic and diluted net income per share was $0.18 on approximately 16.9 million basic and 17.2 million diluted weighted average shares outstanding, respectively.  On a year-to-date basis, basic and diluted net income per share was $0.51 and $0.50, respectively, on approximately 17.1 million shares and 17.4 million weighted average shares outstanding, respectively.

Net income on a quarterly and year-to-date basis in 2007 was above the 2006 level as a result of our organic loan growth and growing fee income, partially offset by a shrinking net interest margin.  Our overhead also increased in 2007 because of our new corporate headquarters, which opened in December 2006 and our two new de novo branches, which opened in April and May 2007, and additional full-time equivalent employees.  As of September 30, 2007 we had 40 banking offices, including the headquarters, four loan/lease production offices and 373 full time equivalent employees.  Although, we expect to continue to expand our branch network and our employee force in 2007 and 2008, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2007 as compared to the same period in 2006.

Condensed Consolidated Statements of Income

	For Three Months Ended September	Change from Prior Year		For the Nine Months Ended September	Change from Prior Year
	30, 2007	Amount	Percentage	30, 2007	Amount	Percentage
	(in thousands, except percentages)
Interest income	$21,560	$2,176	11.2%	$62,273	$6,927	12.5%
Interest expense	9,034	1,806	25.0%	25,647	6,391	33.2%
Net interest income	12,526	370	3.0%	36,626	536	1.5%
Provision for loan and lease losses	576	(24)	(4.0)%	1,409	(334)	(19.2)%
Net interest income after provision for loan and lease losses	11,950	394	3.4%	35,217	870	2.5%
Noninterest income	3,094	318	11.5%	8,685	807	10.2%
Noninterest expense	10,556	525	5.2%	30,967	821	2.7%
Income before income taxes	4,488	187	4.3%	12,935	856	7.1%
Income tax provision	1,466	71	5.1%	4,190	307	7.9%
Net income	$3,022	$116	4.0%	$8,745	$549	6.7%

Index

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended September 30, 2007, net interest income increased by $370 thousand, or 3.0%, to $12.5 million compared to $12.2 million for the same period in 2006.  For the nine months ended September 30, 2007, net interest income increased by $536 thousand, or 1.5%, to $36.6 million for the period ended September 30, 2007 compared to $36.1 million for the same period in 2006.

We monitor and evaluate the effects of certain risks on our earnings and seek balance between the risks assumed and returns sought.  Some of these risks include interest rate risk, market risk, credit risk and liquidity risk.

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

Interest income for the third quarter of 2007 was $21.6 million, an 11.2% increase as compared to the same period in 2006.  Interest income for the nine month period ended September 30, 2007 was $62.3 million, a 12.5% increase as compared to the same period in 2006.  The increase in interest income on a quarter and year-to-date basis is due to 1) an increase in average earning assets and 2) a shifting of earning assets from investment securities to higher yielding loans.  For the three months ended September 30, 2007, average earning assets increased $80.0 million, or 8.2%, to $1.1 billion compared to average earning assets of $974.0 million for the same period in 2006.  On a year-to-date basis, average earning assets increased $78.6 million, or 8.3% to $1.0 billion compared to $949.1 million for the same period in 2006.  On a quarter and year-to-date basis average loans increased $113.6 million and $104.7 million, respectively, while all other earning assets decreased $33.6 million and $26.1 million, respectively.  The decrease is a result of shifting the earning asset mix from investment securities and federal funds sold to our higher yielding loan portfolio.  We decreased our securities portfolio by electing to shift a portion of the recurring cash from interest, principal paydowns and maturities as well as transferring the proceeds from sales from the investment portfolio into the loan portfolio.  Our loans increased in the third quarter of 2007 on a comparative basis due to the deposit gathering activities of FSGBank, the use of alternative funding through overnight advances from the Federal Home Loan Bank (FHLB), and to the shifting mix in earning assets.  These additional earning assets have enabled us to earn more interest income.

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets.  The tax equivalent yield on earning assets increased 22 basis points for the quarter ended September 30, 2007 to 8.21% from 7.99% for the same period in 2006.  On a year-to-date basis, the tax equivalent yield on earning assets increased 29 basis points to 8.19% compared to 7.90% for the same period in 2006.  The changes in the yield relate to (1) our changing the mix of earning assets, (2) the fourth quarter 2006 sale of approximately $9.8 million of investment securities with an average yield of 3.65%, and (3) the second quarter 2007 sale of approximately $27.0 million of trading assets with an average yield of approximately 4.32%.  The proceeds from the sale of the trading assets were used to reduce our overnight borrowing, which eliminated negative spread.  In the third quarter, we used overnight borrowings as a short-term liquidity tool to provide supplemental funding for our loan growth.

Total interest expense was $9.0 million in the third quarter of 2007, or 25.0% higher, as compared to the same period in 2006.  On a year-to-date basis, total interest expense increased $6.4 million, or 33.2%, as compared to the same period in 2006.  Interest expense increased due to rising interest rates due to competitive pressures combined with the additional volume of interest bearing liabilities.  Average interest bearing liabilities increased $71.3 million, or 9.2% and $67.1 million, or 8.9%, for the three and nine months ended September 30, 2007 compared to the same period in 2006.  The increase in interest bearing liabilities was due to our market penetration and the use of other borrowings, including FHLB overnight borrowings.  Average total deposits grew $36.3 million, or 4.0% to $934.0 million in the third quarter of 2007 compared to the same period in 2006.  The average rate paid on interest bearing liabilities increased 54 basis points to 4.24% from 3.70% for the three-month period ended September 30, 2007 and 2006, respectively.  The increase is primarily due to (1) competitive pricing pressure, (2) the pricing lag related to certificates of deposit issued prior to the Federal Reserve rate increase initiative, (3) a shift in consumer behavior to higher rate time deposits and (4) the increased use of higher cost alternative funding.

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

The Company’s net interest rate spread (on a tax equivalent basis) was 3.97% and 4.03% for the three and nine months ended September 30, 2007, respectively, compared to 4.29% and 4.49% for the same periods in 2006, respectively.  Our net interest margin (on a tax equivalent basis) was 4.80% and 4.86% for the three and nine months ended September 30, 2007, respectively, compared to 5.05% and 5.18% for the same periods in 2006, respectively.  The decreased net interest spread and margin are the result of our rates on our interest bearing liabilities rising faster than the yields on earning assets.  Average interest bearing liabilities as a percentage of average earning assets was 80.2% for the quarter ended September 30, 2007 compared to 79.5% for the same period in 2006.  On a year-to-date basis, average interest bearing liabilities as a percentage of average earning assets was 80.1% for the period ended September 30, 2007 compared to 79.7% for the same period in 2006.  Noninterest bearing funding sources contributed 83 basis points to the spread for the three months ended September 30, 2007, as compared to 76 basis points in the comparable period in 2006.  Noninterest bearing funding sources contributed 83 basis points to the spread for the nine months ended September 30, 2007, as compared to 69 basis points in the comparable period in 2006.  Average noninterest bearing demand deposits were 15.9% and 16.9% of average earning assets for the three months ended September 30, 2007 and 2006, respectively, and 16.1% and 16.6% of average earning assets for the nine months ended September 30, 2007 and 2006, respectively.

In late June 2007, the Company entered into a series of cash flow swaps with a total notional value of $150 million.  Floating rate cash flow payments on a portion of our Prime-based variable rate loans were swapped for fixed rate payments.   We entered the swaps to mitigate our interest rate risk in a falling interest rate environment.  The market volatility and the increasing anticipation of interest rate easing by the Federal Reserve over the next two months created an unrealized gain in excess of $2.0 million.  On August 28, 2007, we unwound the swaps and locked in a gain of approximately $2.0 million.  The gain translated into 40 basis points of protection on $150 million notional when the Prime-rate was 8.25%.  The accretion was $55 thousand in the third quarter and will be $150 thousand in the fourth quarter and $597 thousand for 2008.  Refer to Note 10 for further information.  In October 2007, we entered into a total of $50 million notional value cash flow swaps.  The swaps exchange a portion of our Prime-based variable rate payments for fixed rate payments.  The fixed rate is appropriately 7.72% and the term is five years.

We anticipate a decline in our net interest margin in the fourth quarter and for the year-to-date period.  The Federal Reserve’s 50 and 25 basis point rate cuts in the target rate in September and October 2007, respectively, along with competitive pricing pressure and expected increasing use of alternative funding sources will reduce our margin.  Positive influences on the margin for the fourth quarter and year-to-date period include (1) the accretion of the gain resulting from the termination of the June swaps, (2) the rate protection provided by the October swaps and (3) the decision to sell our trading portfolio in April 2007 and use the proceeds to pay down overnight borrowings which eliminated negative spread.

Index

The following tables summarizes net interest income and average yields and rates paid for the quarters ended September 30, 2007 and 2006.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Three Months Ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$926,216	$20,091	8.61%	$812,611	$17,617	8.60%
Debt securities – taxable	81,304	1,043	5.09%	114,868	1,354	4.68%
Debt securities – non-taxable	42,823	617	5.72%	42,654	609	5.66%
Other earning assets	3,565	44	4.90%	3,817	46	4.78%
Total earning assets	1,053,908	21,795	8.21%	973,950	19,626	7.99%
Allowance for loan and lease losses	(10,508)			(10,392)
Intangible assets	30,708			31,635
Cash & due from banks	26,469			26,446
Premises & equipment	35,738			33,124
Other assets	41,983			39,711
TOTAL ASSETS	$1,178,298			$1,094,474

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$63,300	158	0.99%	$68,304	142	0.82%
Money market accounts	100,239	736	2.91%	105,378	687	2.59%
Savings deposits	35,903	78	0.86%	38,226	72	0.75%
Time deposits> $100	221,980	2,905	5.19%	189,663	2,276	4.76%
Time deposits < $100	268,391	3,359	4.97%	247,369	2,742	4.40%
Brokered CDs	76,850	961	4.96%	84,646	936	4.39%
Federal funds purchased	3,350	47	5.57%	13,152	186	5.61%
Repurchase agreements	27,697	182	2.61%	19,541	112	2.27%
Other borrowings	47,998	608	5.03%	8,142	75	3.65%
Total interest bearing liabilities	845,708	9,034	4.24%	774,421	7,228	3.70%
Net interest spread		$12,761	3.97%		$12,398	4.29%
Noninterest bearing demand deposits	167,371			164,153
Accrued expenses and other liabilities	19,118			16,028
Stockholders’ equity	146,978			142,270
Accumulated other comprehensive loss	(877)			(2,398)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,178,298			$1,094,474

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.83%			0.76%

Net interest margin			4.80%			5.05%

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	For the Three Months Ended September 30,
	2007 Compared to 2006
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,463	$11	$2,474
Investment securities – taxable	(396)	85	(311)
Investment securities – non-taxable	2	6	8
Trading assets	-	-	-
Other earning assets	(3)	1	(2)
Total earning assets	2,066	103	2,169

Interest bearing liabilities:
NOW accounts	(10)	26	16
Money market accounts	(34)	83	49
Savings deposits	(4)	10	6
Time deposits> 100	388	241	629
Time deposits < 100	233	384	617
Brokered CDs	(86)	111	25
Federal funds purchased	(139)	-	(139)
Repurchase agreements	47	23	70
Other borrowings	367	166	533
Total interest bearing liabilities	762	1,044	1,806
Increase (decrease) in net interest income	$1,304	$(941)	$363

Index

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$888,934	$57,567	8.66%	$784,185	$50,020	8.53%
Debt securities – taxable	81,286	3,109	5.11%	115,060	3,992	4.64%
Debt securities – non-taxable	43,612	1,865	5.72%	41,941	1,788	5.70%
Trading assets	10,836	347	4.28%	-	-	-
Other earning assets	3,077	102	4.43%	7,910	258	4.36%
Total earning assets	1,027,745	62,990	8.19%	949,096	56,058	7.90%
Allowance for loan and lease losses	(10,366)			(10,320)
Intangible assets	30,960			31,772
Cash & due from banks	26,136			26,055
Premises & equipment	36,020			32,387
Other assets	42,328			39,290
TOTAL ASSETS	$1,152,823			$1,068,280

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$64,909	415	0.85%	$71,919	464	0.86%
Money market accounts	99,367	2,131	2.87%	107,687	1,902	2.36%
Savings deposits	35,952	232	0.86%	38,752	209	0.72%
Time deposits> $100	214,703	8,286	5.16%	177,109	5,870	4.43%
Time deposits < $100	265,484	9,765	4.92%	241,610	7,378	4.08%
Brokered CDs	77,902	2,796	4.80%	85,793	2,690	4.19%
Federal funds purchased	2,318	103	5.94%	6,790	260	5.12%
Repurchase agreements	24,731	483	2.61%	18,355	260	1.89%
Other borrowings	37,985	1,436	5.05%	8,240	223	3.62%
Total interest bearing liabilities	823,351	25,647	4.16%	756,255	19,256	3.40%
Net interest spread		$37,343	4.03%		$36,802	4.49%
Noninterest bearing demand deposits	165,727			157,721
Accrued expenses and other liabilities	17,683			14,745
Shareholders’ equity	146,891			141,662
Accumulated other comprehensive loss	(829)			(2,103)
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$1,152,823			$1,068,280

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.83%			0.69%

Net interest margin			4.86%			5.18%

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	For the Nine Months Ended September 30,
	2007 Compared to 2006
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$6,682	$865	$7,547
Investment securities – taxable	(1,172)	289	(883)
Investment securities – non-taxable	71	6	77
Trading assets	347	-	347
Other earning assets	(158)	2	(156)
Total earning assets	5,770	1,162	6,932

Interest bearing liabilities:
NOW accounts	(45)	(4)	(49)
Money market accounts	(147)	376	229
Savings deposits	(15)	38	23
Time deposits> $100	1,246	1,170	2,416
Time deposits < $100	729	1,658	2,387
Brokered CDs	(247)	353	106
Federal funds purchased	(171)	14	(157)
Repurchase agreements	90	133	223
Other borrowings	805	408	1,213
Total interest bearing liabilities	2,245	4,146	6,391
Increase (decrease) in net interest income	$3,525	$(2,984)	$541

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three months ended September 30, 2007 was $576 thousand compared to $600 thousand in the same period of 2006. Net charge-offs for the third quarter of 2007 were $298 thousand compared to net charge-offs of $914 thousand for the same period in 2006.  The provision for loan and lease losses for the nine months ended September 30, 2007 and 2006 was $1.4 million and $1.7 million, respectively.  Annualized net charge-offs as a percentage of average loans were 0.13% for the three months ended September 30, 2007 compared to 0.45% for the same period in 2006.  Our peer group’s average (as reported in the June 30, 2007 Uniform Bank Performance Report) was 0.13%.

The decrease in our provision for loan and lease losses on a quarterly and year-to-date basis in 2007 compared to the same periods in 2006 resulted from our analysis of inherent risks in the loan and lease portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans and leases, as well as general economic conditions.  We determined that our credit quality was improving and reduced the provision expense accordingly.  We will reanalyze the allowance for loan and lease losses on at least a quarterly basis, and the next review will be at December 31, 2007, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

Index

The allowance for loan and lease losses reflects our assessment and estimate of the risks associated with extending credit and our evaluation of the quality of the loan portfolio. We regularly analyze our loan portfolio in an effort to establish an allowance that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

°	our loan loss experience;
°	specific known risks;
°	the status and amount of past due and nonperforming assets;
°	underlying estimated values of collateral securing loans;
°	current and anticipated economic conditions; and
°	other factors which we believe affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared by our credit administration department and presented to our Board of Directors or the Directors’ Loan Committee on at least a quarterly basis. In addition, our loan review department performs a regular review of the quality of the loan portfolio and adequacy of the allowance.  Based on our analysis, which includes risk factors such as charge-off rates, past dues, and loan growth, we may determine that our future provision expense may need to increase or decrease in order for us to remain adequately reserved for probable loan losses.

Our allowance for loan and lease losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan and lease losses and the size of the allowance compared to a group of peer banks. During their routine examinations of banks, the regulators may require a bank to make additional provisions to its allowance when, in the opinion of the regulators, their credit evaluations and allowance methodology differ materially from ours.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, our judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

Noninterest income totaled $3.1 million for the third quarter of this year, an increase of $318 thousand, or 11.5%, from the same period in 2006.  On a year-to-date basis, noninterest income totaled $8.7 million, an increase of $807 thousand, or 10.2%.

Index

The following table presents the components of noninterest income for the periods ended September 30, 2007 and 2006.

Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percent			Percent
	2007	Change	2006	2007	Change	2006
	(in thousands, except percentages)
NSF fees	$1,095	12.0%	$978	$3,004	4.8%	$2,866
Service charges on deposit accounts	276	10.0%	251	808	11.0%	728
Mortgage loan and related fees	396	-2.2%	405	1,242	16.0%	1,071
Bank-owned life insurance income	226	2.3%	218	679	0.01%	668
Loss on trading assets, net	-	-	-	(29)	-100%	-
Other income	1,101	19.2%	924	2,981	17.1%	2,545
Total noninterest income	$3,094	11.5%	$2,776	$8,685	10.2%	$7,878

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $1.4 million for the third quarter of 2007, an increase of $142 thousand, or 11.6%, from the same period in 2006.  On a year-to-date basis, total service charges, including NSF fees, increased $218 thousand, or 6.1%, for 2007 compared to the same period in 2006.  The increases are a result of an increase in NSF fees as well as higher volumes of transactions.

Mortgage loan and related fees for the third quarter of 2007 decreased $9 thousand, or 2.2% to $396 thousand compared to $405 thousand in the third quarter of 2006.  Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market.  Due to the normal processing time, we will have a certain amount of held for sale loans at any time.  The loan and fee income is recognized when the sale occurs.  Mortgages originated for sale in the secondary markets totaled $18.3 million and $24.4 million for the three months ended September 30, 2007 and 2006, respectively.  Mortgages sold in the secondary market totaled $23.9 million and $27.8 million for three months ended September 30, 2007 and 2006, respectively.  Mortgages originated and sold in the secondary market totaled $60.7 million and $62.8 million, respectively, for the nine month period ended September 30, 2007 as compared to originations and sales of $70.0 million and $68.1 million, respectively, in 2006.  We do not originate sub-prime loans.

In addition to the non-interest income generated by our mortgage department, it has also begun to have a positive impact on our net interest income.  During 2006, our mortgage department began originating adjustable rate mortgages (ARMs) to be held for investment.  Interest income from these ARM loans totaled $383 thousand and $161 thousand for the three months ended September 30, 2007 and 2006, respectively, and totaled $1.0 million and $240 thousand for the nine months ended September 30, 2007 and 2006, respectively.  Mortgage originations declined for the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006, due to the rising interest rate market in the first half of 2007 coupled with the softening of the real estate market in the second half of the 2007.  While the income increased on a nine month period by $171 thousand or 16.0%, we dedicated more resources to generate this income.  We anticipate continued pressure for the mortgage department for the fourth quarter and into 2008 due to the softness in the real estate market.

Bank-owned life insurance income remained consistent at $226 thousand and $679 thousand for the three and nine months ended September 30, 2007, respectively.  The Company is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity.  In addition, the insurance death benefit will be a tax-free payment to the Company.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.76% at September 30, 2007.

Index

Upon adoption of SFAS 159 and the reclassification of certain securities to trading assets, the changes in market value are recorded as a component of non-interest income.  For the nine month period ended September 30, 2007, we recognized a loss of $29 thousand in market value adjustments on our trading assets portfolio.

Other income for the third quarter of 2007 was $1.1 million, compared to $924 thousand for the same period in 2006.  For the nine months ended, other income was $3.0 million, compared to $2.5 million for the period ended September 30, 2007 and 2006, respectively.  The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, gains on sales of other real estate and repossessions, underwriting revenue, safe deposit box fee income, and trust fee income.  On a year-to-date basis, the major contributors to increasing other noninterest income were the trust department with an increase of $193 thousand or 69.2% and point-of-sale fees increasing $100 thousand or 17.0% from the comparable period in 2006.

During the fourth quarter, the Company anticipates electing the fair value option on newly originated held-for-sale loans.  The election would eliminate the complexities and inherent difficulties of achieving hedge accounting and better align reported results with the underlying economic changes in value of the loans and related hedged instruments.  This election would impact the timing and recognition of origination fees and costs.  Specifically, origination fees and costs, which have been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, would instead be recognized in earnings at the time of origination.

Noninterest Expense

Noninterest expense for the third quarter of 2007 increased $525 thousand, or 5.2%, to $10.6 million compared to $10.0 million for the same period in 2006.  On a year-to-date basis, noninterest expense increased $821 thousand, or 2.7% to $31.0 million compared to $30.1 million for the same period in 2006.  Noninterest expense remained consistent with the comparable periods, which primarily reflects increases in personnel and occupancy expenses, partially offset by expense reductions in other areas.  Unless indicated otherwise in the discussion below, we anticipate continued increases in noninterest expense throughout 2007 and into 2008 as a result of our branching activities.

The following table represents the components of noninterest expense for the three and nine month periods ended September 30, 2007 and 2006.

Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	Percent Change	2006	2007	Percent Change	2006
	(in thousands, except percentages)
Salaries & benefits	$5,930	4.9%	$5,654	$17,575	4.8%	$16,769
Occupancy	844	8.1%	781	2,511	5.9%	2,372
Furniture and equipment	925	5.8%	874	2,584	-3.3%	2,673
Professional fees	454	-15.9%	540	1,367	-2.1%	1,397
Data processing	354	5.0%	337	1,061	6.1%	1,000
Printing & supplies	119	2.6%	116	395	-2.0%	403
Communications	185	2.2%	181	548	-6.5%	586
Advertising	101	-14.4%	118	346	2.1%	339
Intangible asset amortization	243	-24.8%	323	762	-23.0%	990
Other expense	1,401	26.6%	1,107	3,818	5.6%	3,617
Total noninterest expense	$10,556	5.2%	$10,031	$30,967	2.7%	$30,146

Salaries and benefits for the third quarter of 2007 increased 4.9% as compared to the same period in 2006 and 4.8% on a year-to-date basis.  The increase in salaries and benefits is primarily related to increases in our full time equivalent employees and related benefit expenses.  As of September 30, 2007, we had 373 full time equivalent employees and operated 40 full service banking offices and four loan/lease production offices.  In April and May 2007, we opened a de novo branch in Algood, Tennessee and Cleveland, Tennessee, respectively.  For the remainder of 2007 and into 2008, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, the locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Index

Occupancy expense for the third quarter of 2007 increased 8.1% as compared to the same period in 2006 and 5.9% on a year-to-date basis.  The increase on a quarterly and year-to-date basis was due to the completion of our two new de novo branches in Algood, Tennessee and Cleveland, Tennessee in April and May of 2007, as well as opening our new corporate headquarters building in December 2006.  As of September 30, 2007, First Security leased nine branches, three office facilities and the land for four branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense increased on a quarterly basis $51 thousand, or 5.8%, and decreased on a year-to-date basis $89 thousand, or 3.3%.  The increase on a quarterly basis was primarily due to an increase in equipment maintenance cost as we paid termination fees associated with a higher cost vendor.  On a year-to-date basis, equipment maintenance decreased $84 thousand due to the savings from changing vendors during the second half of the year.  We anticipate furniture and equipment cost to remain consistent for the remainder of the year and into 2008.

Professional fees decreased 15.9% for the third quarter of 2007 as compared to the same period in 2006 and 2.1% on a year-to-date basis.  Professional fees include fees related to investor relations, outsourcing internal audit, compliance and information technology audits to Professional Bank Services, as well as external audit (including testing under Section 404 of the Sarbanes Oxley Act of 2002), tax services and legal and accounting advice related to, among other things, potential acquisitions, investment securities, trademarks and intangible properties.  The decrease in 2007 includes, but is not limited to, reductions in legal fees, internal audit fees, and other professional fees.  We recently decided to bring some internal audit functions in-house, and anticipate that our internal audit fees will reduce in 2008.

Data processing fees increased 5.0% for the third quarter of 2007 as compared to the same period in 2006 and 6.1% on a year-to-date basis.  Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas.  The monthly fees associated with data processing are based primarily on transaction volume.  Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization expense decreased $80 thousand or 24.8% in the third quarter of 2007 as compared to the same period in 2006 and 23.0% on a year-to-date basis.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2007 and continuing into 2008.

Income Taxes

We recorded income tax expense of $1.5 million for the third quarter of 2007 compared to $1.4 million for the same period in 2006.  Our effective tax rate for the period ended September 30, 2007 and 2006, was 32.7% and 32.4%, respectively.  On a year-to-date basis, we recorded income tax expense of $4.2 million compared to $3.9 million for the same period in 2006.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.2 billion at September 30, 2007, $1.1 billion at December 31, 2006, and $1.1 billion at September 30, 2006.  Our third quarter 2007 and year-over-year asset growth is directly related to deposit growth and the funds available to us for investment.

Index

Throughout the remainder of 2007 and into 2008, we expect our assets to continue to grow as we plan to further leverage our existing banking branches, seek de novo opportunities in attractive markets and actively pursue additional acquisitions of existing banks and bank branches.

Loans

Our loan demand continues to be strong.  Total loans increased 10.9% (14.6% annualized) at September 30, 2007 as compared to December 31, 2006 and 13.8% as compared to September 30, 2006.  The increase in loans year-to-date can be attributed to an increase in our construction and land development loans of $37.6 million, or 21.7% (29.0% annualized), an increase in commercial real estate of $33.9 million, or 19.5% (26.1% annualized), and an increase in our commercial and industrial loans of $18.7 million, or 15.4% (20.6% annualized).  Loan growth was $114.3 million, or 13.8%, over the twelve-month period ended September 30, 2007.  The loan categories with the largest increases over the past twelve months were construction/land development, up $54.1 million or 34.5%, to $211.3 million, commercial real estate loans, up $33.0 million or 18.9%, to $207.5 million, commercial and industrial loans, up $22.6 million, or 19.3% to $140.1 million and residential mortgage loans, up $18.3 million or 7.6%, to $257.7 million.

During the third quarter, our fastest growing loan sectors were commercial real estate and commercial and industrial loans, followed by construction and development loans, which slowed from prior periods. We anticipate similar results for the fourth quarter.

We believe that our general loan growth will remain strong.  Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective.  Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance.  At September 30, 2007, our loan portfolio was 78.4% of total assets.  Over the past few years, we have improved our commercial and retail underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, enhanced credit-related management and director reporting and developed a more comprehensive analysis of our allowance for loan and lease losses.  We believe our implementation of the Baker Hill software will continue to enhance our ability to produce credit risk and production management information for both the commercial and retail portfolios.

The allowance for loan and lease losses represents our estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.  We analyze the loan portfolio regularly to identify potential problems.  We undertake this analysis in conjunction with the establishment of our allowance for loan and lease losses to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced.  Furthermore, our policy requires regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed.  These analyses are thoroughly reviewed by our credit administration group.  In addition to these analyses of existing loans, we consider our loan growth, historical loan and lease losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect probable loan and lease losses.

Our asset quality ratios in the third quarter of 2007 were comparable to the year-end amounts and generally declined as compared to the same period in 2006.  As of September 30, 2007, our allowance for loan and lease losses as a percentage of total loans was 1.13%, which is lower than the 1.18% for December 31, 2006 and the 1.19% as of September 30, 2006.  Net charge-offs as a percentage of average loans improved to 13 basis points from 45 basis points for the three month periods ended September 30, 2007 and 2006, respectively.  Non-performing assets as a percentage of total assets were 57 basis points compared to 41 basis points in 2006.  Non-performing assets, including 90 days past due, decreased to $7.4 million or 62 basis points of total assets from $8.2 million or 72 basis points as of December 31, 2006, and increased from the $6.1 million or 55 basis points as of September 30, 2006.

Index

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2007 and 2006.  The provision for loan and lease losses of $1.4 million in the table below does not include our provision accrual for unfunded commitments of $34 thousand as of September 30, 2007.  The reserve for unfunded commitments was $154 thousand as of September 30, 2007, and is included in other liabilities in the accompanying consolidated balance sheets.

Analysis of Changes in Allowance for Loan and Lease Losses
	For the nine months ended September 30,
	2007	2006
Allowance for loan and lease losses -	(in thousands, except percentages)
Beginning of period	$9,970	$10,121
Provision for loan and lease losses	1,375	1,653
Sub-total	11,345	11,774
Charged off loans:
Commercial – leases	407	336
Commercial – loans	133	879
Real estate – construction	44	11
Real estate – 1-4 family residential mortgage	111	676
Real estate – commercial and other	207	1
Consumer and other	380	400
Total charged off	1,282	2,303
Recoveries of charged-off loans:
Commercial – leases	7	5
Commercial – loans	234	78
Real estate – construction	2	-
Real estate – 1-4 family residential mortgage	80	39
Real estate – commercial and other	96	55
Consumer and other	153	214
Total recoveries	572	391
Net charged-off loans	710	1,912
Allowance for loan and lease losses - end of period	$10,635	$9,862

Total loans-end of period	$940,025	$825,745
Average loans	$888,934	$784,185
Net loans charged-off to average loans, annualized	0.11%	0.33%
Provision for loan and lease losses to average loans, annualized	0.21%	0.30%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.13%	1.19%
Non-performing assets	155.89%	217.56%

Index

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percent of loans in each category to total loans.  The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan and Lease Losses

	As of September 30,
	2007		2006
		Percent of loans in each		Percent of loans in each
	Amount	category to total loans	Amount	category to total loans
	(in thousands, except percentages)
Commercial-leases	$2,197	4.9%	$1,639	6.9%
Commercial-loans	2,711	14.9%	2,404	14.3%
Real estate-construction	998	22.5%	1,040	19.0%
Real estate-mortgage	3,753	50.6%	3,605	51.2%
Consumer	924	7.1%	906	8.6%
Unallocated	52	0.0%	268	0.0%
Total	$10,635	100.0%	$9,862	100.0%

 We believe that the allowance for loan and lease losses at September 30, 2007 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan and lease losses in future periods if the results of their reviews warrant.  The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool.  See “Provision for Loan and Lease Losses” for a description of our methodology for determining the adequacy of the allowance.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets.  We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.

	September 30, 2007	December 31, 2006	September 30, 2006
	(in thousands, except percentages)
Nonaccrual loans	$1,687	$2,653	$679
Loans past due 90 days and still accruing	585	1,325	1,593
Total nonperforming loans	$2,272	$3,978	$2,272

Other real estate owned	$2,646	$1,982	$2,298
Repossessed assets	2,489	2,231	1,556
Nonaccrual loans	1,687	2,653	679
Total nonperforming assets	$6,822	$6,866	$4,533

Nonperforming loans as a percentage of total loans	0.24%	0.47%	0.28%
Nonperforming assets as a percentage of total assets	0.57%	0.61%	0.41%
Nonperforming assets + loans 90 days past due to total assets	0.62%	0.72%	0.55%

Index

Nonaccrual loans totaled $1.7 million at September 30, 2007, $2.7 million at December 31, 2006, and $679 thousand at September 30, 2006. The nonaccrual loans at September 30, 2007 included $756 thousand of commercial and industrial loans, $513 thousand of commercial leases, $396 thousand of real-estate secured loans and $22 thousand of consumer loans.  There are no commitments to lend additional funds to customers with loans on non-accrual status at September 30, 2007.

Loans 90 days past due and still accruing were $585 thousand at September 30, 2007, compared to $1.3 million at December 31, 2006 and $1.6 million at September 30, 2006. Of these past due loans at September 30, 2007, $337 thousand were secured by real estate, $216 thousand were leases and $32 thousand were consumer and other loans.

At September 30, 2007, we owned other real estate in the amount of $2.6 million, which consisted of $1.6 million in construction/land development property, $629 thousand in non-farm/nonresidential property and $434 thousand in multifamily real estate.  All of these properties have been written down to their respective fair values.

At September 30, 2007, we owned repossessed assets, which have been written down to their fair values, in the amount of $2.5 million, compared to $2.2 million at December 31, 2006 and $1.6 million at September 30, 2006.

Nonperforming assets for the third quarter of 2007 were $6.8 million compared to $6.9 million at December 31, 2006 and $4.5 million at September 30, 2006.

Our peer group, as defined by the June 30, 2007 Uniform Bank Performance Report is all commercial banks between $1 billion and $3 billion in total assets.  The ratio of nonaccrual loans and loans 90 days past due to gross loans was 0.24% and 0.72% for us and our peer group, respectively.  The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan and lease losses was 21.36% and 61.21% for us and our peer group.  The ratio of nonaccrual loans and loans 90 days past due to equity capital was 1.55% and 5.06% for FSGBank and our peer group, respectively.  The ratio of nonaccrual loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 0.52% and 0.82% for us and our peer group, respectively.

Investment Securities, Trading Assets and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds.  We use three categories to classify our securities: “held to maturity”, “available-for-sale” and “trading.”  Currently, none of our investments are classified as held to maturity or trading.  All investment securities purchased to date have been classified as available-for-sale.  While we have no plans to liquidate a significant amount of any available-for-sale securities, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $126.9 million at September 30, 2007, $153.8 million at December 31, 2006 and $159.7 million at September 30, 2006. The reduction in the securities portfolio year-over-year occurred as a result of our efforts to utilize a portion of the liquidity to fund loan growth instead of reinvesting in securities, as well as the sale of $9.8 million of available-for-sale securities in the fourth quarter of 2006 and $27.0 million of trading securities in the second quarter of 2007.  While our level of liquid assets has decreased, we believe our current level provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At September 30, 2007, the available-for-sale securities portfolio had unrealized net losses of approximately $70 thousand, net of tax.  Effective January 1, 2007, we reclassified a portion of our available-for-sale securities to trading in connection with adoption of SFAS 159.  No proceeds from the sale of the trading securities were reinvested in securities.  Our securities portfolio at September 30, 2007 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

Index

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

        Maturity of AFS Investment Securities – Amortized Cost

	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$1,373	$8,854	$23,607	$9,479	$43,313
Agency bonds	5,499	15,615	3,985	-	25,099
Agency issued REMICs	-	24,991	-	-	24,991
Agency issued pools	27	17,881	7,577	1,347	26,832
Asset backed & CMOs	-	6,483	-	-	6,483
Other	-	-	-	314	314
Total	$6,899	$73,824	$35,169	$11,140	$127,032
Tax Equivalent Yield	4.47%	5.06%	5.65%	6.14%	5.29%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities.  We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond.  This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of September 30, 2007, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the third quarter ended 2007, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$23,793	$23,797
FHLMC*	$41,723	$41,668

* Federal Home Loan Mortgage Corporation

The securities reclassified to trading from available-for-sale securities upon adoption of SFAS 159 were sold during the second quarter of 2007.  To reduce market volatility risk, we decided to liquidate our portfolio of trading securities.  We used the proceeds to pay down our overnight borrowings.  Subsequently, our overnight borrowings increased to supplement our strong loan growth.  The net effect of the sale of the trading securities de-leveraged a portion of our balance sheet.  We believe that decreasing the size of our balance sheet had a positive impact on our asset liability position through selective growth in the challenging interest rate environment of the second and third quarters of 2007.

At September 30, 2007 and 2006 we did not hold federal funds sold compared to a relatively small position of $1.6 million at December 31, 2006.  The decrease in federal funds sold from December 31, 2006 is the result of strong loan demand.

As of September 30, 2007, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At September 30, 2007, we held $22.9 million in bank owned life insurance, compared to $22.3 million at December 31, 2006 and $22.1 million at September 30, 2006.

Index

Deposits and Other Borrowings

As of September 30, 2007, deposits increased by 2.1% (2.8% annualized) from December 31, 2006 and by 3.0% from September 30, 2006.  Excluding the changes in brokered CDs, our growth rate of deposits was 2.7% (3.6% annualized) from December 31, 2006 and 3.8% from September 30, 2006.  During the first six months of 2007, we elected not to replace $28.3 million in maturing brokered CDs, but instead replaced them with overnight FHLB borrowings.  This decision was based on anticipated declining interest rates for the remainder of 2007 and a desire to position our liability sensitivity accordingly.  Subsequent to June 30, 2007, we began replacing the previously matured brokered CDs as rates became more favorable.  The growth in deposits is due to our sales team drawing customers away from other financial institutions and our branching efforts.  In the third quarter of 2007, the fastest growing sector of our deposit base was savings and money market accounts and jumbo CDs which grew 4.7% (18.9% annualized) and 1.0% (4.1% annualized), respectively, and outpaced our total deposit growth.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000.  We consider our retail CDs to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenant to our business strategy.  Core deposits increased by 0.7% (0.9% annualized) from December 31, 2006.  We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding.  For this reason, we opened de novo branches in Algood and Cleveland, Tennessee in April and May 2007, respectively.  Additional de novo branches may be planned during the remainder of 2007 and into 2008 as opportunities arise.  Currently, we have not located additional de novo locations.  As a result of our branch network and branches opened in recent periods, we anticipate that our deposits will continue to increase throughout 2007.

Federal funds purchased and securities sold under agreements to repurchase were $31.7 million as of September 30, 2007, compared to $20.9 million and $30.4 million as of December 31, 2006 and September 30, 2006, respectively.  The increase in federal funds purchased and repurchase agreements has been used as a source to fund the growth in our loan portfolio.

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances.  We also use FSGBank’s borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool.  The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.  During the fourth quarter of 2006, we began utilizing the secured overnight advances to replace existing higher rate unsecured Federal Funds purchased.  The following table details the maturities and rates of our borrowings from the FHLB of Cincinnati as of September 30, 2007.

Date	Type	Principal	Term	Rate	Maturity
9/28/2007	Fixed rate advance	$52,590,000	Overnight	5.08%	10/1/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	1/25/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	1/26/09
6/18/1996*	Fixed rate advance	1,547	180 months	7.70%	7/1/11
9/16/1996*	Fixed rate advance	2,931	180 months	7.50%	10/1/11
9/9/1997*	Fixed rate advance	3,735	180 months	7.05%	10/1/12
		$57,932,213

Aggregate composite rate	4.96%
Overnight rate	5.08%
48 month composite rate	3.73%
180 month composite rate	7.33%

* Assumed as part of the acquisition of Jackson Bank.

Index

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs.  Our cash balance on deposit with FSGBank, which totaled approximately $1.5 million as of September 30, 2007, is available for funding activities for which FSGBank would not receive direct benefit, such as cash dividends, acquisition due diligence, shareholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At September 30, 2007, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 13.4% (excluding anticipated loan repayments).  As of December 31, 2006 and September 30, 2006, the liquidity ratios were 18.1% and 19.1% respectively.

As of September 30, 2007, the unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) for FSGBank at FHLB was $63.0 million.  FHLB maintains standards for loan collateral files.  Therefore, our borrowing capacity may be restricted if our collateral file has exceptions.

FSGBank also had unsecured federal funds lines in the aggregate amount of $99.5 million at September 30, 2007 under which it can borrow funds to meet short-term liquidity needs.  The aggregate amount of the federal funds lines was available as of September 30, 2007.  Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights).  As of quarter-end, we had $6.6 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business.  As of September 30, 2007, FSGBank had $83.1 million in brokered CDs outstanding with a weighted average remaining life of approximately 12 months, a weighted average coupon rate of 4.77% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.97%.  Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable.  We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

Index

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $305.2 million at September 30, 2007.  The following table illustrates our significant contractual obligations at September 30, 2007 by future payment period.

Contractual Obligations

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$575,212	$471,705	$94,317	$9,190	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	31,702	31,702	-	-	-
FHLB borrowings	(3)	57,932	52,590	5,335	4	3
Operating lease obligations	(4)	5,371	947	1,867	969	1,588
Note payable	(5)	119	13	28	33	45
Total		$670,336	$556,957	$101,447	$10,196	$1,636

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

Net cash provided by operations during the first nine months of 2007 totaled $17.2 million compared to $15.5 for the same period in 2006.  The increase is primarily due to changes in loans held for sale and other assets.  Net cash used in investing activities decreased to $68.4 million as compared to $89.8 million primarily due to the sale of trading securities, decreases in purchases of securities and the cash payment associated with the terminated cash flow swaps. Net cash provided by financing activities decreased to $55.2 million compared to $58.1 million in 2006.  The decrease is primarily due to slower growth in deposits, partially offset by increases in other borrowings.

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

During the second quarter of 2007, we have entered into a series of cash flow hedges with a total notional amount of $150 million.  All derivatives are recorded in the financial statements at fair value.  We exchanged the cash flows from $150 million of our Prime-based variable rate loans for a fixed rate.  During the third quarter, the Board of Directors elected to terminate the swaps to lock-in a gain in excess of $2.0 million.  For the remainder of 2007 and all of 2008, the gain represents a 40 basis point increase in the yield on $150 million of our Prime-based variable rate loans.  Subsequent to September 30, 2007, we entered into new cash flow hedges again exchanging our Prime-based variable rate cash flows for fixed rate cash flows.  The total notional amount was $50 million with a term of five years and a weighted average fixed rate of approximately 7.72%.

Index

The following are the cash flow hedges as of September 30, 2007:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
(in thousands)	Amount	Gains	Losses	Income	Date
Asset Hedges
None	$-	$-	$-	$-	-

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$88	June 28, 2009
Interest Rate swap	25,000	-	-	204	June 28, 2010
Interest Rate swap	25,000	-	-	267	June 28, 2011
Interest Rate swap	12,000	-	-	50	June 28, 2009
Interest Rate swap	14,000	-	-	83	June 28, 2010
Interest Rate swap	20,000	-	-	202	June 28, 2011
Interest Rate swap	35,000	-	-	395	June 28, 2012
	$150,000	$-	$-	$1,289

1 The $1.3 million of gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income over the life of the respective hedged items.

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

As of June 30, 2007, our income sensitivity to a rise or fall of interest rates by 200 basis points over a twelve-month period was a change of 2.49% and -5.21%, respectively, to net interest income.  As of September 30, 2007, the exposure increased to 8.23% and -10.48%, respectively, using the same analysis.  The primary drivers of the increase in risk are: 1) the termination of the cash flow hedges and 2) the falling interest rates in the five year treasury bond which caused our model to anticipate accelerated pre-payments on our fixed rate loan portfolio.  The termination of our cash flow swaps locked in an approximate 40 basis point gain, or interest income of approximately $600 thousand over the next twelve months, on $150 million of our variable rate loans.  Prior to the termination, the swaps eliminated interest rate risks on $150 million of our variable rate Prime-based loans.  Additionally, the decrease in the yield on the five year treasury note during the third quarter accelerated pre-payment assumptions in our models, which further drove the risks higher.  To offset the increases, we began issuing callable brokered CDs in the third quarter.  We are continuing to monitor and evaluate our options to reduce our interest rate risk, as evidenced by entering cash flow swaps, which again exchanged Prime-based variable rate cash flows for fixed payments.  Refer to Item 3 for further information on our income sensitivity calculation.

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

Index

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2007 and 2006 was as follows:

	As of September 30,
	2007	2006
	(in thousands)
Commitments to Extend Credit	$305,215	$268,062
Standby Letters of Credit	$16,895	$14,917

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

September 30, 2007	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%	4.0%	11.2%	11.0%
Total capital to risk adjusted assets	10.0%	8.0%	12.2%	12.1%
Leverage ratio	5.0%	4.0%	10.2%	10.0%

December 31, 2006
Tier I capital to risk adjusted assets	6.0%	4.0%	12.0%	11.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.1%	12.1%
Leverage ratio	5.0%	4.0%	10.5%	9.7%

September 30, 2006
Tier I capital to risk adjusted assets	6.0%	4.0%	12.1%	10.9%
Total capital to risk adjusted assets	10.0%	8.0%	13.2%	12.0%
Leverage ratio	5.0%	4.0%	10.5%	9.4%

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.  In the first nine months of 2007, we paid three cash dividends of $0.05 per share or $2.6 million in total.  On October 25, 2007, the Board of Directors declared the fourth quarter cash dividend of $0.05 per share payable on December 18, 2007 to shareholders of record on December 3, 2007.

Index

On November 29, 2006, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of September 30, 2007, we had repurchased all 500,000 thousand shares at a weighted average price of $10.86.

On August 22, 2007, the Board of Directors authorized the repurchase of up to an additional 500,000 shares in open market transactions.  Purchases of the August plan began in October 2007.

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

In November 2005, the FASB issued a FSP on SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. This FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under this FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of September 30, 2007, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $3.8 million or 10.48%, as a result of a 200 basis point decline in rates. The model also predicts a $3.0 million increase in net interest income, or 8.23% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of September 30, 2007. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary

	Down 200 BPS	Current	Up 200 BPS
	(in thousands, except percentages)
Net interest income	$32,788	$36,626	$39,640
$ change net interest income	(3,838)	-	3,014
% change net interest income	-10.48%	0.00%	8.23%

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

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ.  Also, the sensitivity analysis does not reflect actions that we might take in responding to or anticipating changes in interest rates, such as entering interest rate swaps or issuing callable brokered CDs.

Index

We use the Sendero Vision Asset/Liability system which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry.  Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration and income simulations using a wide range of scenarios including interest rate shocks and rate ramps.  The system also models our derivative instruments.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2006, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  On August 17, 2007, we completed our repurchase of these 500,000 shares at a weighted average price of $10.86 per share.

On August 22, 2007, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  Through September 30, 2007, we had not repurchased any shares under this plan.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other facts.  The repurchases will be made with our cash reserves, and may be suspended or discontinued at any time without prior notice.

The following table provides additional information on the repurchases completed during the third quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	46,700	$10.73	46,700	181,644
August 1, 2007 – August 31, 2007	181,644	$10.09	181,644	500,000
September 30, 2007 – September 31, 2007	-	$-	-	500,000
	228,344		228,344

Index

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 8, 2007	/s/ Rodger B. Holley

Chairman & Chief Executive Officer

November 8, 2007	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President