Form 10-Q/A
period 2007-03-31
FIRST SECURITY GROUP INC/TN
filed 2007-12-18
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

As described in a Current Report on Form 8-K filed December 18, 2007 and as discussed in Note 2 of the consolidated financial statements included herein, First Security Group, Inc. (First Security) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Form 10-Q) to amend and restate its financial statements and other financial information as of and for the quarter ended March 31, 2007 as a result of First Security’s decision to reverse its utilization of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, with respect to certain investment securities.

The Form 10-Q as amended hereby continues to speak as of May 10, 2007, the date of the originally filed Form 10-Q, and the disclosures included in the Form 10-Q as amended hereby have not been updated to speak as of any later date.  Information not affected by the restatement of financial statements or information as of and for the three months ended March 31, 2007 is unchanged and reflects the disclosures made at the time of filing the original Form 10-Q.

For convenience, the entire Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2007 has been re-filed in this Form 10-Q/A.  Pursuant to SEC Rule 12b-15, in connection with this filing, First Security is filing updated exhibits 31.1, 31.2, 32.1 and 32.2.

First Security Group, Inc. and Subsidiary

Form 10-Q/A

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2007	2006	2006
(in thousands)	(unaudited)		(unaudited)
	(Restated)
ASSETS
Cash and Due from Banks	$31,472	$26,512	$27,824
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	1,600	16,800
Cash and Cash Equivalents	31,472	28,112	44,624
Interest Bearing Deposits in Banks	189	481	1,696
Securities Available-for-Sale	153,649	153,759	157,425
Loans Held for Sale	5,251	7,524	6,177
Loans	858,689	840,069	760,445
Total Loans	863,940	847,593	766,622
Less: Allowance for Loan Losses	10,154	9,970	10,103
	853,786	837,623	756,519
Premises and Equipment, net	35,830	35,835	31,543
Goodwill	27,156	27,156	26,965
Intangible Assets	3,921	4,185	5,061
Other Assets	41,774	42,652	38,176
TOTAL ASSETS	$1,147,777	$1,129,803	$1,062,009

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2007	2006	2006
(in thousands, except share data)	(unaudited)		(unaudited)
	(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$166,492	$168,654	$159,441
Interest Bearing Demand	68,649	66,787	79,117
	235,141	235,441	238,558
Savings and Money Market Accounts	135,897	135,784	149,176
Time Deposits:
Certificates of Deposit of $100 thousand or more	212,536	205,428	171,733
Certificates of Deposit less than $100 thousand	263,514	258,456	236,801
Brokered Certificates of Deposit	79,225	86,892	86,224
	555,275	550,776	494,758
Total Deposits	926,313	922,001	882,492
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	26,991	20,851	19,483
Security Deposits	3,704	3,920	4,369
Other Borrowings	31,928	24,838	8,147
Other Liabilities	12,442	13,405	9,377
Total Liabilities	1,001,378	985,015	923,868
STOCKHOLDERS’ EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized; 17,678,082 issued as of March 31, 2007; 17,762,278 issued as of December 31, 2006; 17,573,707 issued as of March 31, 2006	123	123	122
Paid-In Surplus	123,448	124,293	121,832
Unallocated ESOP Shares	(4,876)	(5,094)	(1,349)
Retained Earnings	27,827	26,337	19,425
Accumulated Other Comprehensive Loss	(123)	(871)	(1,889)
Total Stockholders’ Equity	146,399	144,788	138,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,147,777	$1,129,803	$1,062,009

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006
INTEREST INCOME	(Restated)
Loans, including fees	$18,372	$15,619
Debt Securities – taxable	1,292	1,277
Debt Securities – non-taxable	410	381
Other	24	145
Total Interest Income	20,098	17,422

INTEREST EXPENSE
Interest Bearing Demand Deposits	125	159
Savings Deposits and Money Market Accounts	771	644
Certificates of Deposit of $100 thousand or more	2,629	1,650
Certificates of Deposit of less than $100 thousand	3,152	2,200
Brokered Certificates of Deposit	982	847
Other	580	157
Total Interest Expense	8,239	5,657

NET INTEREST INCOME	11,859	11,765
Provision for Loan Losses	417	543

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,442	11,222

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,140	1,153
Other-than-Temporary Impairment of Securities	(584)	-
Other	1,658	1,283
Total Noninterest Income	2,214	2,436

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,822	5,607
Expense on Premises and Fixed Assets, net of rental income	1,627	1,665
Other	2,749	2,767
Total Noninterest Expenses	10,198	10,039

INCOME BEFORE INCOME TAX PROVISION	3,458	3,619
Income Tax Provision	1,104	1,145
NET INCOME	$2,354	$2,474

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.14	$0.14
Net Income Per Share - Diluted	$0.13	$0.14
Dividends Declared Per Common Share	$0.05	$0.03

 (See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
(Restated)					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Loss	ESOP Shares	Total
Balance - December 31, 2006	17,762	$123	$124,293	$26,337	$(871)	$(5,094)	$144,788
Comprehensive income -
Net Income (unaudited)				2,354			2,354
Change in Net Unrealized Loss on Securities Available for Sale, net of tax and reclassification adjustments (unaudited)					748		748
Total Comprehensive income							3,102
Issuance of Stock (unaudited)	8	-	56				56
Dividends Paid ($0.05 per share) (unaudited)				(864)			(864)
Stock-based Compensation (unaudited)			160				160
ESOP Allocation (unaudited)			29			218	247
Repurchase and Retirement of Common Stock (92,056 shares) (unaudited)	(92)	-	(1,090)				(1,090)
Balance – March 31, 2007 (unaudited)	17,678	$123	$123,448	$27,827	$(123)	$(4,876)	$146,399

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)
	Three Months Ended
	March 31,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)
Net Income	$2,354	$2,474
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities -
Provision for Loan Losses	417	543
Amortization, net	301	415
Stock-Based Compensation	160	154
Depreciation	658	589
Gain on Sale of Premises and Equipment	(55)	(18)
Gain on Sale of Other Real Estate and Repossessions, net	(54)	(71)
Write-down of Other Real Estate and Repossessions	199	200
Other-than-Temporary Impairment of Securities	584	-
Accretion of Fair Value Adjustment, net	(135)	(243)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	2,273	1,933
Interest Receivable	261	(201)
Other Assets	934	1,228
Interest Payable	665	836
Other Liabilities	(1,982)	(682)
Net Cash Provided by Operating Activities	6,580	7,157

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	292	(543)
Activity in Available-for-Sale Securities
Maturities, Prepayments, and Calls	3,622	4,292
Purchases	(3,000)	(6,268)
Loan Originations and Principal Collections, net	(20,098)	(20,933)
Proceeds from Sale of Premises and Equipment	318	313
Proceeds from Sales of Other Real Estate and Repossessions	913	819
Additions to Premises and Equipment	(914)	(823)
Capital Improvements to Repossessions	(1)	(165)
Net Cash Used in Investing Activities	(18,868)	(23,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	4,316	21,003
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6,140	2,589
Net Increase (Decrease) of Other Borrowings	7,090	(2,003)
Proceeds from Exercise of Stock Options	56	50
Repurchase and Retirement of Common Stock	(1,090)	(917)
Purchase of ESOP Shares	-	(1,258)
Dividends Paid on Common Stock	(864)	(441)
Net Cash Provided by Financing Activities	15,648	19,023
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,360	2,872
CASH AND CASH EQUIVALENTS - beginning of period	28,112	41,752
CASH AND CASH EQUIVALENTS - end of period	$31,472	$44,624

 (See Accompanying Notes to Consolidated Financial Statements)

Index

	Three Months Ended
	March 31,
(in thousands)	2007	2006
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES	(Restated)
Foreclosed Properties and Repossessions	$1,674	$758
Purchase Accounting Adjustment to Goodwill	$-	$67
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$7,574	$4,821
Income Taxes Paid	$360	$162

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

NOTE 2 – RESTATEMENT AND FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (SFAS 157), to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements.  The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability.  The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions.  Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115 (SFAS 159).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

Effective January 1, 2007, the Company elected to early adopt SFAS 157 and SFAS 159.  The Company selected the fair value option on approximately $27.1 million of investment securities previously classified as available-for-sale securities as of January 1, 2007.  The Company’s selection matched the average balance of the Company's overnight borrowings from the Federal Home Loan Bank (FHLB) for the month of March 2007.

The adoption resulted in a one-time cumulative after-tax reclassification of $481 thousand from other comprehensive loss to retained earnings.  This reclassification had no effect on total capital since both accounts are included in stockholders’ equity section of the consolidated balance sheets.

After consultation with the Office of the Comptroller of the Currency (OCC), FSGBank’s primary federal banking regulator, the Company has decided to reverse its decision to utilize the fair value option under SFAS 159 for the valuation of the previously selected securities.  The decision was recommended by management and approved by the Board of Directors, in consultation with the Company's independent registered public accounting firm.  Based on discussions with the OCC, it was determined that the lack of on-going use of the fair value option, as evidenced by the subsequent sales in April 2007, did not meet the intent and spirit of the standard, and thus the election was deemed non-substantive for the Call Report, the required regulatory financial filing used by the OCC.

Index

The securities previously reported as trading are reported as available-for-sale and an other-than-temporary impairment charge was recognized for the quarterly period ended March 31, 2007.  This is consistent with the Company’s understanding of the views of the Securities and Exchange Commission (SEC), based on filings of other registrants, and with the views of the OCC based on discussions with the Chief Accountant’s Office of the OCC.

Accordingly, the Company recognized a charge to earnings for other-than-temporary impairment of securities of $584 thousand as of March 31, 2007.  The subsequent sales in April 2007 resulted in an additional loss of $168 thousand that will be recognized in the second quarter of 2007.  The other-than-temporary impairment charge represents the loss position of the securities as of March 31, 2007.  The factors considered for the securities impairment test included 1) the continuing unrealized loss positions, 2) the change in the intent of the holding period and 3) the sale of the securities after the balance sheet date but prior to the filing of the March 31, 2007 Form 10-Q on May 10, 2007.  As the Company had not decided to sell the securities as of the balance sheet date, the impairment includes only the loss through the balance sheet date.  Also as part of the restatement, the Company recognized additional premium amortization on the restated available-for-sale securities of approximately $5 thousand as a reduction of interest income and reversed reported trading securities gains of $139 thousand for the first quarter of 2007.  The effect of these adjustments reduced income before income taxes by $728 thousand, reduced income tax expense by $247 thousand and reduced net income by $481 thousand or $0.02 and $0.03 per basic and dilutive share, respectively, for the period ended March 31, 2007.

Excluding the securities previously selected for the fair value option under SFAS 159 as described above, the Company currently has the ability and intent to hold the remaining securities portfolio until maturity.  However, should conditions change, unpledged securities may be sold.

Index

The following table provides the previously reported and the restated amounts as of and for the three months ended March 31, 2007:

	As of and for the Three Months Ended March 31, 2007
(in thousands, except per share data)	Previously Reported	Restated
Consolidated Balance Sheets:
Assets:
Trading Assets	$27,213	$-
Securities Available-for-Sale	126,436	153,649
Other Assets	41,526	41,774
Total Assets	1,147,529	1,147,777
Liabilities:
Other Liabilities	12,194	12,442
Total Liabilities	1,001,130	1,001,378
Total Liabilities and Stockholders’ Equity	1,147,529	1,147,777

Consolidated Income Statements:
Interest Income:
Debt Securities – taxable	$1,013	$1,292
Trading Assets	284	-
Total Interest Income	20,103	20,098
Net Interest Income	11,864	11,859
Net Interest Income after Provision for Loan Losses	11,447	11,442
Noninterest Income:
Gain on Trading Assets, net	139	-
Other-than-Temporary Impairment of Securities	-	(584)
Total Noninterest Income	2,937	2,214
Income before Income Tax Provision	4,186	3,458
Income Tax Provision	1,351	1,104
Net Income	2,835	2,354

Net Income Per Share:
Net Income Per Share – Basic	$0.16	$0.14
Net Income Per Share – Diluted	0.16	0.13

Consolidated Statement of Stockholders’ Equity:
Net Income	$2,835	$2,354
Cumulative adjustment for adoption of SFAS 159 - Retained Earnings	481	-
Cumulative adjustment for adoption of SFAS 159 - Accumulated Other Comprehensive Loss	(481)	-
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax and reclassification adjustments	267	748

Consolidated Statements of Cash Flows:
Cash Flows from Operating Activities:
Net Income	$2,835	$2,354
Amortization, net	296	301
Gains on Trading Assets, net	(139)	-
Other-than-Temporary Impairment of Securities	-	584
Changes in Operating Assets and Liabilities - Other Assets	1,182	934
Changes in Operating Assets and Liabilities - Other Liabilities	(1,983)	(1,982)

Index

NOTE 3 – COMPREHENSIVE INCOME

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

	Three Months Ended March 31,
	2007	2006
	(in thousands)
	(Restated)
Net income	$2,354	$2,474
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized net gain (loss) on securities arising during the period	550	(470)
Tax benefit (expense) related to unrealized net gain (loss)	(187)	160
Reclassification adjustments for realized loss included in net income	584	-
Tax benefit related to net loss realized in net income	(199)	-
Unrealized gain (loss) on securities, net of tax	748	(310)
Comprehensive income, net of tax	$3,102	$2,164

NOTE 4 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
	(Restated)
Net income	$2,354	$2,474
Denominator:
Weighted average common shares outstanding	17,241	17,489
Equivalent shares issuable upon exercise of stock options	400	363
Diluted shares	17,641	17,852
Net income per share:
Basic	$0.14	$0.14
Diluted	$0.13	$0.14

NOTE 5 – STOCK-BASED COMPENSATION

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

Index

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

	Three Months Ended March 31,
	2007	2006
	(in thousands, expect per share data)
Stock option compensation expense	$113	$84
Stock option compensation expense, net of tax	$70	$52
Impact of stock option expense on basic income per share	$(0.01)	$-
Impact of stock option expense on diluted income per share	$-	$-

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

Index

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

NOTE 6 – GUARANTEES

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

NOTE 7 – STOCKHOLDERS' EQUITY

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

Index

NOTE 8 – TAXES

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

NOTE 9 – FAIR VALUE MEASUREMENTS

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. The statements require disclosures about the Company’s assets and liabilities, if applicable, that are measured at fair value.  Further information about such assets is presented below.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2007

	Balance as of March 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)	(Restated)		(Restated)
Financial Assets
Securities Available-for-Sale	$153,649	$-	$153,399	$250

Financial Liabilities
FHLB overnight borrowings	26,460	-	26,460	-

Index

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
(in thousands)
Financial Assets
Securities Available-for-Sale	$250	$-	$-	$-	$250

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

NOTE 10 – FAIR VALUE OPTION

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

The Company has not elected to apply the fair value option to financial assets or liabilities as of March 31, 2007.  Note 2 provides further information.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well.  The Company early adopted SFAS 159 effective January 1, 2007.  Notes 2 and 10 provide further information.

Index

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  The Company adopted SFAS 157 on April 5, 2007 with the effective date of January 1, 2007.  Note 9 provides further information.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The adoption did not have a material impact on the Company’s consolidated financial statements.  Note 8 provides further information.

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

NOTE 12 – RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements presented for prior periods to conform to the 2007 presentation.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

As discussed in Note 2 of the consolidated financial statements, our unaudited consolidated financial statements as of and for the three months ended March 31, 2007 have been restated to reflect our decision to reverse the utilization of SFAS 159 for the valuation of certain investment securities.  The accompanying Management’s Discussion and Analysis incorporates the effects of that restatement.  Revised tables are marked as “Restated”.  The following discussion and analysis continues to speak as of the date we originally filed the Form 10-Q.  Information not affected by the restatement of the financial statements is unchanged.

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

FIRST QUARTER 2007 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2007 and 2006. Such discussion and analysis should be read in conjunction with First Security's Consolidated Financial Statements and the notes attached thereto.

Restatement and Other-than-Temporary Impairment of Investment Securities

Effective January 1, 2007, First Security early adopted SFAS 157 and SFAS 159.  We selected the fair value option for approximately $27.1 million of investment securities previously classified as available-for-sale securities as of January 1, 2007.  Our selection matched the average balance of our overnight borrowings from the Federal Home Loan Bank (FHLB) for the month of March 2007.  The intent of our election was to match short-term assets with short-term liabilities.

Index

Subsequent to March 31, 2007, we decided to sell the portfolio of trading securities and utilize the proceeds to pay down the overnight borrowings.  The net effect of these transactions de-leveraged a portion of our balance sheet.  Management believes this de-leveraging will have a positive impact on our balance sheet management position through selective growth in the current challenging interest rate environment.  Additionally, the market risk of the trading assets introduced a risk of significant volatility in our earnings.  Specifically, the market risk exposed us to a $168 thousand decrease in the value of the securities during the month of April 2007.  Management determined that selling the trading portfolio to eliminate this risk and using the proceeds to reduce the overnight FHLB borrowings was in the best interest of First Security and its stockholders.  At the time, both the Board of Directors and management, in consultation with our independent registered public accounting firm, concluded that our subsequent actions were consistent with our application of SFAS 159 and that First Security’s election of SFAS 159 was an appropriate application of the accounting standard.

After consultation with the Office of the Comptroller of the Currency (OCC), FSGBank’s primary federal banking regulators, we decided to reverse our decision to utilize the fair value option under SFAS 159 for the valuation of the previously selected securities.  The decision was recommended by management and approved by the Board of Directors, in consultation with First Security’s independent registered public accounting firm.  Based on discussions with the OCC, it was determined that the lack of on-going use of the fair value option did not meet the intent and spirit of the standard, and thus the adoption was deemed non-substantive for the Call Report, the required regulatory financial filing used by the OCC.

In connection with the restated financial statements, as described in Note 2 of the consolidated financial statements, we recorded a $584 thousand impairment of securities.  We periodically evaluate the securities portfolio to determine whether a decline in value is other-than-temporary.  The analysis includes evaluating the magnitude and duration of the decline in value, the reasons for the decline and the evidence to support realizable value equal to or greater than the carrying value of the securities.  As of March 31, 2007, we did not have the intent to hold the securities selected as part of the initial SFAS 159 fair value option election until maturity and the subsequent sales in April at a loss indicate that the unrealized loss as of March 31, 2007 is other-than-temporary.  As such, an impairment charge for the unrealized loss as of March 31, 2007 was recorded into earnings.  Additionally, approximately $5 thousand of premium amortization was recorded as part of the restatement.  The additional amortization reduced interest income.   Refer to the table in Note 2 for a complete list of financial statement line-items that changed as a result of the restatement.

The transactions eliminated securities yielding approximately 4.32 percent and overnight borrowings at a cost of approximately 5.25 percent.  This elimination of negative interest rate spread will increase net interest income by an estimated $170 thousand for 2007 and approximately $250 thousand in 2008 based on certain reinvestment, prepayment and interest rate assumptions.

OVERVIEW

As of March 31, 2007, we had total consolidated assets of $1.1 billion, total loans of $863.9 million, total deposits of $926.3 million and stockholders’ equity of $146.4 million.

Net income for the three months ended March 31, 2007, was $2.4 million, or $0.14 and $0.13 per basic and diluted share, respectively, compared to net income of $2.5 million, or $0.14 per share (basic and diluted) for the comparative period in 2006.  Net interest income increased by $94 thousand and noninterest income decreased by $222 thousand, while noninterest expense, including provision for loan losses, increased by $33 thousand as compared to the same period in 2006.  Excluding the impairment of securities charge of $584 thousand, income increases continue to outpace expense increases as a result of the change in the mix of earning assets towards loans, as well as the growing diversified stream of non-interest income from trust and mortgage banking activity.  The increase in expenses is mainly due to the addition of eight full-time equivalent employees as compared to 2006.

Index

Our efficiency ratio increased in the first quarter of 2007 to 72.5% as compared to 70.7% in the same period of 2006 primarily due to the impairment on securities charge.  Excluding the impairment charge, the efficiency ratio improved to 69.6% in the first quarter of 2007.  We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses, as well as evaluating staff levels with particular emphasis on our branches.  In December 2006, we opened our new corporate headquarters, including a de novo branch at that location.  In April 2007, we opened a de novo branch in Algood, Tennessee and anticipate opening a de novo branch in Cleveland, Tennessee in May 2007.  For the remainder of 2007 and into 2008, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, the locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

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

RESULTS OF OPERATIONS

We reported net income for the first quarter of 2007 of $2.4 million versus net income for the same period in 2006 of $2.5 million.  In 2007, basic and diluted net income per share were $0.14 and $0.13, respectively, on approximately 17,241 thousand basic and 17,641 thousand diluted weighted average shares outstanding, respectively.

Net income in the first quarter of 2007 was below the 2006 level as a result of the impairment of securities charged to earnings as part of our decision to rescind our fair value option on selected securities.  Excluding this charge, earnings were above the 2006 levels as a result of our organic growth, and growing fee income, partially offset by a shrinking net interest margin.  Our overhead also increased in 2007 because of our new corporate headquarters, which opened in December 2006 and additional full-time equivalent employees.  As of March 31, 2007 we had 38 banking offices, including the headquarters, four loan/lease production offices and 369 full time equivalent employees.  Although, we expect to continue to expand our branch network and our employee force in 2007, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

Index

The following table summarizes the components of income and expense and the changes in those components for the period ended March 31, 2007 as compared to the same period in 2006.

Condensed Consolidated Income Statement

		Change from Prior Year
	2007	Amount	Percentage
	(in thousands, except percentages)
	(Restated)	(Restated)	(Restated)
Interest income	$20,098	$2,676	15.4%
Interest expense	8,239	2,582	45.6%
Net interest income	11,859	94	0.8%
Provision for loan losses	417	(126)	(23.2)%
Net interest income after provision for loan losses	11,442	220	2.0%
Noninterest income	2,214	(222)	-9.1%
Noninterest expense	10,198	159	1.6%
Income before income taxes	3,458	(161)	-4.4%
Income tax provision	1,104	(41)	-3.6%
Net income	$2,354	$(120)	-4.9%

Index

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended March 31, 2007, net interest income increased by $94 thousand, or 0.8%, to $11.9 million for the first quarter of 2007 compared to $11.8 million for the same period in 2006.

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

Through May 8, 2007, the Federal Reserve has kept the target federal funds rate at 5.25%.  We anticipate our net interest margin will increase in the second quarter before stabilizing for the remainder of 2007.  The increase is anticipated due to the decision to sell approximately $27.0 million of our available-for-sale securities portfolio in April 2007 and subsequently use the proceeds to pay down overnight borrowings.  This transaction eliminates the negative spread between the 4.32% yield for the trading assets and the 5.25% rate on overnight borrowings.  It also de-leverages the balance sheet, which provides opportunities for selected growth in the challenging interest rate environment.  However, our net interest margin could decline due to increasing competitive deposit pricing pressure or from Federal Reserve target rate decreases, if any.

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2007 and 2006.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets	(Restated)	(Restated)	(Restated)
Earning assets:
Loans, net of unearned income	$855,569	$18,377	8.71%	$753,872	$15,649	8.42%
Investment securities – taxable	108,445	1,313	4.91%	114,973	1,300	4.59%
Investment securities – non-taxable	44,292	628	5.75%	41,500	585	5.72%
Other earning assets	2,009	24	4.84%	14,407	145	4.08%
Total earning assets	1,010,315	20,342	8.17%	924,752	17,679	7.75%
Allowance for loan losses	(10,272)			(10,321)
Intangible assets	31,220			31,784
Cash & due from banks	27,131			25,661
Premises & equipment	36,151			31,705
Other assets	43,370			39,699
TOTAL ASSETS	$1,137,915			$1,043,280

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW accounts	$65,736	125	0.77%	$74,488	159	0.87%
Money market accounts	99,345	695	2.84%	110,523	578	2.12%
Savings deposits	36,049	76	0.86%	38,999	66	0.69%
Time deposits> $100	209,044	2,629	5.10%	163,252	1,650	4.10%
Time deposits < $100	263,371	3,152	4.85%	235,977	2,200	3.78%
Brokered CDs	84,172	982	4.73%	86,583	847	3.97%
Federal funds purchased	3,105	44	5.75%	3,195	23	2.92%
Repurchase agreements	22,392	143	2.59%	17,771	58	1.32%
Other borrowings	28,757	394	5.56%	8,442	76	3.65%
Total interest bearing liabilities	811,971	8,240	4.12%	739,230	5,657	3.10%
Net interest spread		$12,102	4.05%		$12,022	4.65%
Noninterest bearing demand deposits	163,001			150,677
Accrued expenses and other liabilities	17,165			14,092
Stockholders’ equity	146,034			140,781
Accumulated other comprehensive loss	(256)			(1,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,137,915			$1,043,280

Impact of noninterest bearing sources and other changes in balance sheet composition			0.81%			0.62%

Net interest margin			4.86%			5.27%

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

	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
	(Restated)	(Restated)	(Restated)
Interest earning assets:
Loans, net of unearned income	$2,111	$617	$2,728
Investment securities – taxable	(74)	87	13
Investment securities – non-taxable	39	4	43
Other earning assets	(125)	4	(121)
Total earning assets	1,951	712	2,663

Interest bearing liabilities:
NOW accounts	(19)	(15)	(34)
Money market accounts	(58)	175	117
Savings deposits	(5)	15	10
Time deposits < $100	463	516	979
Time deposits> $100	255	697	952
Brokered CDs	(24)	159	135
Federal funds purchased	(1)	22	21
Repurchase agreements	15	70	85
Other borrowings	183	135	318
Total interest bearing liabilities	809	1,774	2,583
Increase (decrease) in net interest income	$1,142	$(1,062)	$80

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

Noninterest Income

Noninterest income totaled $2.2 million for the first quarter of this year, a decrease of $222 thousand, or 9.1%, from the same period in 2006.  The decrease is a result of the $584 thousand impairment of securities charge recorded in the first quarter of 2007.  Excluding this charge, noninterest income increased $362 thousand, or 14.9%.

Index

The following table presents the components of noninterest income for the periods ended March 31, 2007 and 2006.

NONINTEREST INCOME
	Three Months Ended March 31,
		Percent
	2007	Change	2006
	(in thousands, except percentages)
	(Restated)	(Restated)
NSF fees	$883	(4.2)%	$922
Service charges on deposit accounts	257	10.8%	232
Mortgage loan and related fees	458	77.5%	258
Bank-owned life insurance income	222	(1.3)%	225
Other-than-temporary impairment of securities	(584)	(100)%	-
Other income	978	22.4%	799
Total noninterest income	$2,214	(9.1)%	$2,436

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

Index

As described in Note 2 of the consolidated financial statements and under the “Restatement and Other-than-Temporary Impairment of Securities” caption at the beginning of Management’s Discussion and Analysis, the decision to reverse the utilization of SFAS 159 resulted in an impairment of securities charge of $584 thousand.

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

Index

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

Income Taxes

We recorded income tax expense of $1.1 million for the first quarter of 2007 compared to $1.1 million for the same period in 2006.  Our effective tax rate for the period ended March 31, 2007 and 2006, was 31.9% and 31.6%, respectively.

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

Allocation of the Allowance for Loan Losses

	As of March 31, 2007		As of March 31, 2006
		Percent of loans in each		Percent of loans in each
	Amount	category to total loans	Amount	category to total loans
	(in thousands, except percentages)
Commercial-leases	$1,847	5.9%	$1,516	8.2%
Commercial-loans	1,468	14.5%	2,622	14.1%
Real estate-construction	1,599	21.6%	564	18.2%
Real estate-mortgage	4,025	50.1%	4,002	50.9%
Consumer	953	7.9%	838	8.6%
Unallocated	262	-	561	-
Total	$10,154	100.0%	$10,103	100.0%

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
	(in thousands, except percentages)
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

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds.  We use three categories to classify our securities: “held-to-maturity”, “available-for-sale” and “trading.”  Currently, none of our investments are classified as trading or held-to-maturity.  Excluding the securities described in Note 2 of the consolidated financial statements, we have no plans to liquidate a significant amount of any available-for-sale securities.  However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $153.6 million at March 31, 2007, $153.8 million at December 31, 2006 and $157.4 million at March 31, 2006. The reduction in the securities portfolio year-over-year occurred as a result of our efforts to utilize a portion of the liquidity to fund loan growth instead of reinvesting in securities.  While our level of liquid assets has decreased, we believe our current level provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At March 31, 2007, the available-for-sale securities portfolio had unrealized net losses of approximately $123 thousand, net of tax.

Index

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

MATURITY OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES – AMORTIZED COST
	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years
	(in thousands, except percentages)
		(Restated)
Municipal-tax exempt	$1,370	$7,175	$22,977	$12,524
Agency bonds	5,493	26,936	3,983	-
Agency issued REMICs	-	36,409	-	-
Agency issued pools	511	24,072	2,505	2,497
Asset backed & CMOs	-	6,763	-	-
Other	-	-	-	620
Total	$7,374	$101,355	$29,465	$15,641
Tax Equivalent Yield	4.45%	4.76%	5.53%	6.06%

Excluding the securities associated with the restatement, we currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities.  We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond.  This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of March 31, 2007, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the first quarter ended 2007, the amortized cost and market value of the securities from each such issuer are as follows:

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

Index

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

Date	Type	Principal	Term	Rate	Maturity
3/30/2007	Fixed rate advance	$ 26,460,000	Overnight	5.35%	4/2/07
12/6/2004*	Fixed rate advance	2,667,000	48 months	3.34%	1/25/08
12/6/2005*	Fixed rate advance	2,667,000	48 months	4.11%	1/26/09
6/18/1996*	Fixed rate advance	1,717	180 months	7.70%	7/1/11
9/16/1996*	Fixed rate advance	3,233	180 months	7.50%	10/1/11
9/9/1997*	Fixed rate advance	4,035	180 months	7.05%	10/1/12
		$ 31,802,985

Aggregate composite rate	5.08%
Overnight rate	5.35%
48 month composite rate	3.73%
180 month composite rate	7.34%

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  We early adopted SFAS 159 effective January 1, 2007.  Notes 2 and Note 10 provide further information.

Index

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  We adopted SFAS 157 effective January 1, 2007.  Note 9 provides further information.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption did not have a material impact on our consolidated financial statements.  Note 8 provides further information.

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

Index

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of March 31, 2007, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $934 thousand or 7.88%, as a result of a 200 basis point decline in rates. The model also predicts an $889 thousand increase in net interest income, or 7.5% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of March 31, 2007. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY
	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)
	(Restated)	(Restated)	(Restated)
Net interest income	$10,925	$11,859	$12,748
$ change net interest income	(934)	-	889
% change net interest income	(7.88)%	0.00%	7.50%

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO (hereinafter in Item 4 “management, including the CEO and CFO,” are referred to collectively as “management”), as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Index

As a result of the restatement discussed in Note 2 of our consolidated financial statements included elsewhere in this Form 10-Q/A, management reevaluated the effectiveness of our Disclosure Controls in connection with the filing of this Form 10-Q/A.  Based upon their controls evaluation, and in light of, and giving due consideration to, the restatement and the reasons therefor, they have concluded that our Disclosure Controls are effective at a reasonable assurance level.

At the time of early adoption, management had determined that the application was proper and consistent with the general interpretations of SFAS 159 in effect in the accounting industry.  Management based its conclusion on its extensive review of the applicable accounting literature regarding SFAS 159 and its consultation with its independent registered public accounting firm (Joseph Decosimo and Company, PLLC).  Management then presented the accounting guidance to the Board of Directors, who approved the early adoption and application of the fair value option to the selected investment securities.  Management believes that the internal processes regarding the evaluation of accounting treatment, including discussions with the Board of Directors and the extensive communications with First Security’s independent registered public accounting firm, indicate that appropriate Disclosure Controls were, and continue to be, in place.

In the fourth quarter of 2007, management reevaluated the accounting treatment for SFAS 159 due to discussions with the OCC, which focused on the evolving interpretations of existing guidance.  As a result, management and the Board of Directors, in consultation with our independent registered public accounting firm, decided to restate the financial statements contained in the Form 10-Q.

There have been no significant changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We have evaluated and concluded that the restatement does not indicate a material weakness in internal controls over financial reporting and that the restatement does not impact such controls and procedures that were effective as of the end of the periods covered by the restatement. We believe that our internal controls are functional and adequate, and on an ongoing basis we will continue to review and, as appropriate, improve our internal controls.

Under Auditing Standard No. 5 of the Public Company Accounting Oversight Board, a restatement of previously issued financial statements is an indicator of the existence of a “material weakness” in internal control over financial reporting. Under the relevant SEC rules, management will not be permitted to conclude that internal control over financial reporting is effective if it has identified one or more material weaknesses in those internal controls.  Management believes that the restatement was the result of the evolving interpretations of existing guidance regarding the application of new accounting pronouncements and not the result of a lack of personnel or technical expertise.  As such, management believes that this restatement is not the result of a “material weakness.”

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	-	$-	-	500,000
February 1, 2007 – February 28, 2007	41,620	$12.00	41,620	458,380
March 1, 2007 – March 31, 2007	50,436	$11.72	50,436	407,944
	92,056		92,056

Index

ITEM 6. EXHIBITS

Exhibits:

	EXHIBIT NUMBER	DESCRIPTION

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of1934

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of1934

	32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

December 18, 2007	/s/ Rodger B. Holley
Rodger B. Holley
Chairman & Chief Executive Officer

December 18, 2007	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President