Form 10-Q/A
period 2007-06-30
FIRST SECURITY GROUP INC/TN
filed 2007-12-18
CIK 1138817

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

EXPLANATORY NOTE

As described in a Current Report on Form 8-K filed December 18, 2007 and as discussed in Note 2 of the consolidated financial statements included herein, First Security Group, Inc. (First Security) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (Form 10-Q) to amend and restate its financial statements and other financial information for the period ended June 30, 2007 as a result of First Security’s decision to reverse its utilization of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, with respect to certain investment securities.

The Form 10-Q as amended hereby continues to speak as of August 8, 2007, the date of the originally filed Form 10-Q, and the disclosures included in the Form 10-Q as amended hereby have not been updated to speak as of any later date.  Information not affected by the restatement of financial statements or information as of and for the period ended June 30, 2007 is unchanged and reflects the disclosures made at the time of filing the original Form 10-Q.

For convenience, the entire Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2007 has been re-filed in this Form 10-Q/A.  Pursuant to SEC Rule 12b-15, in connection with this filing, First Security is filing updated exhibits 31.1, 31.2, 32.1 and 32.2.

First Security Group, Inc. and Subsidiary
Form 10-Q/A

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,	June 30,
	2007	2006	2006
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$26,836	$26,512	$36,658
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	1,600	-
Cash and Cash Equivalents	26,836	28,112	36,658
Interest Bearing Deposits in Banks	2,205	481	3,846
Securities Available-for-Sale	122,106	153,759	155,355
Loans Held for Sale	10,971	7,524	8,912
Loans	898,206	840,069	791,301
Total Loans	909,177	847,593	800,213
Less: Allowance for Loan Losses	10,363	9,970	10,205
	898,814	837,623	790,008
Premises and Equipment, net	35,966	35,835	32,645
Goodwill	27,156	27,156	26,965
Intangible Assets	3,666	4,185	4,764
Other Assets	41,170	42,652	39,091
TOTAL ASSETS	$1,157,919	$1,129,803	$1,089,332

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

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME	(Restated)		(Restated)
Loans, including fees	$19,093	$16,772	$37,465	$32,391
Debt Securities – taxable	1,078	1,313	2,370	2,590
Debt Securities – non-taxable	405	388	815	769
Other	34	67	58	212
Total Interest Income	20,610	18,540	40,708	35,962

INTEREST EXPENSE
Interest Bearing Demand Deposits	132	163	257	322
Savings Deposits and Money Market Accounts	778	708	1,549	1,352
Certificates of Deposit of $100 thousand or more	2,752	1,944	5,381	3,594
Certificates of Deposit of less than $100 thousand	3,254	2,435	6,406	4,636
Brokered Certificates of Deposit	853	907	1,835	1,754
Other	605	214	1,185	370
Total Interest Expense	8,374	6,371	16,613	12,028

NET INTEREST INCOME	12,236	12,169	24,095	23,934
Provision for Loan Losses	416	600	833	1,143
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,820	11,569	23,262	22,791

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,301	1,212	2,441	2,365
Loss on Sale of Available-for-Sale Securities	(168)	-	(168)	-
Other-than-Temporary Impairment of Securities	-	-	(584)	-
Other	1,521	1,454	3,179	2,737
Total Noninterest Income	2,654	2,666	4,868	5,102

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,823	5,508	11,645	11,115
Expense on Premises and Fixed Assets, net of rental income	1,699	1,726	3,326	3,390
Other	2,691	2,842	5,440	5,610
Total Noninterest Expenses	10,213	10,076	20,411	20,115

INCOME BEFORE INCOME TAX PROVISION	4,261	4,159	7,719	7,778
Income Tax Provision	1,373	1,343	2,477	2,488
NET INCOME	$2,888	$2,816	$5,242	$5,290

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.17	$0.16	$0.31	$0.30
Net Income Per Share - Diluted	$0.17	$0.16	$0.30	$0.30
Dividends Declared Per Common Share	$0.05	$0.03	$0.10	$0.05

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
(Restated)
	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Unallocated ESOP
(in thousands)	Shares	Amount	Surplus	Earnings	Loss	Shares	Total
Balance - December 31, 2006	17,762	$123	$124,293	$26,337	$(871)	$(5,094)	$144,788
Comprehensive income -
Net Income (unaudited)				5,242			5,242
Change in Net Unrealized Loss:
Securities Available-for-Sale, net of tax and reclassification adjustments (unaudited)					(936)		(936)
Fair value of Derivatives, net of tax (unaudited)					(178)		(178)
Total Comprehensive income							4,128
Issuance of Stock (unaudited)	8		56				56
Dividends Paid (unaudited)				(1,730)			(1,730)
Stock-based Compensation (unaudited)			319				319
ESOP Allocation (unaudited)			34			393	427
Repurchase and Retirement of Common Stock (271,656 shares) (unaudited)	(272)	(2)	(3,092)				(3,094)
Balance – June 30, 2007 (unaudited)	17,498	$121	$121,610	$29,849	$(1,985)	$(4,701)	$144,894

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)	Six Months Ended
	June 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)
Net Income	$5,242	$5,290
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities -
Provision for Loan Losses	833	1,143
Amortization, net	585	804
Stock-Based Compensation	319	209
ESOP Compensation	427	-
Depreciation	1,336	1,226
Gain on Sale of Premises and Equipment	(56)	(18)
Gain on Sale of Other Real Estate and Repossessions, net	(184)	(153)
Write-down of Other Real Estate and Repossessions	259	245
Other-than-Temporary Impairment of Securities	584	-
Loss on the Sale of Available-for-Sale Securities	168	-
Accretion of Fair Value Adjustment, net	(265)	(483)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(3,447)	4,668
Interest Receivable	(32)	(800)
Other Assets	1,022	503
Interest Payable	343	910
Other Liabilities	109	267
Net Cash Provided by Operating Activities	7,243	13,811

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(1,724)	(2,693)
Activity in Available-for-Sale Securities
Maturities, Prepayments, and Calls	5,371	9,853
Sales	27,045	-
Purchases	(3,000)	(11,538)
Loan Originations and Principal Collections, net	(60,046)	(58,068)
Proceeds from Sale of Premises and Equipment	325	313
Proceeds from Sales of Other Real Estate and Repossessions	2,312	1,818
Additions to Premises and Equipment	(1,736)	(2,562)
Capital Improvements to Repossessions	(140)	(231)
Net Cash Used in Investing Activities	(31,593)	(63,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	3,634	45,901
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6,601	4,962
Net Increase (Decrease) of Other Borrowings	17,607	(2,006)
Proceeds from Exercise of Stock Options	56	129
Repurchase and Retirement of Common Stock	(3,094)	(917)
Purchase of ESOP Shares	-	(2,986)
Dividends Paid on Common Stock	(1,730)	(880)
Net Cash Provided by Financing Activities	23,074	44,203
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,276)	(5,094)
CASH AND CASH EQUIVALENTS - beginning of period	28,112	41,752
CASH AND CASH EQUIVALENTS - end of period	$26,836	$36,658

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

Effective January 1, 2007, the Company elected to early adopt SFAS 157 and SFAS 159.  The Company selected the fair value option on approximately $27.1 million of investment securities previously classified as available-for-sale securities as of January 1, 2007.  The Company’s selection matched the average balance of the Company’s overnight borrowings from the Federal Home Loan Bank (FHLB) for the month of March 2007.

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

Index

As reported in the March 31, 2007 Form 10-Q/A, the securities previously reported as trading were reclassified to available-for-sale and an other-than-temporary impairment charge was recognized.  This is consistent with the Company’s understanding of the views of the Securities and Exchange Commission (SEC), based on filings of other registrants, and with the views of the OCC based on discussions with the Chief Accountant’s Office of the OCC.

Accordingly, the Company recognized a charge to earnings for other-than-temporary impairment of securities of $584 thousand during the first quarter of 2007.  The other-than-temporary impairment charge represented the loss position of the securities as of March 31, 2007.  The factors considered for the securities impairment test included 1) the continuing unrealized loss positions, 2) the change in the intent of the holding period and 3) the sale of the securities after the balance sheet date but prior to the filing of the March 31, 2007 Form 10-Q on May 10, 2007.  As the Company had not decided to sell the securities as of the balance sheet date, the first quarter impairment charge included only the loss through the balance sheet date, March 31, 2007.  Also as part of the March 31, 2007 Form 10-Q/A restatement, the Company recognized additional premium amortization on the restated available-for-sale securities of approximately $5 thousand as a reduction of interest income and reversed reported trading securities gains of $139 thousand for the first quarter of 2007.

The June 30, 2007 Form 10-Q/A reclassifies the mark-to-market loss on trading securities of $168 thousand to a loss on sale of available-for-sale securities.  The proceeds from the sales are also reclassified in the Statements of Cash Flows from cash flow from operating activities to cash flow from investing activities based on the original intent of the securities.  Net income and earnings per share are not affected for the quarter ended June 30, 2007.  The effect of the adjustments on a year-to-date basis reduced income before income taxes by $728 thousand, reduced income tax expense by $247 thousand and reduced net income by $481 thousand or $0.02 and $0.03 per basic and dilutive share, respectively, for the six month period ended June 30, 2007.

As of June 30, 2007, the Company currently has the ability and intent to hold the remaining securities portfolio until maturity.  However, should conditions change, unpledged securities may be sold.

The following table provides the previously reported and the restated amounts for the three months ended June 30, 2007:
	For the Three Months Ended June 30, 2007
(in thousands, except per share data)	Previously Reported	Restated

Consolidated Income Statements:
Interest Income:
Debt Securities – taxable	$1,020	$1,078
Trading Assets	58	-
Noninterest Income:
Loss on Sale of Available-for-Sale Securities	-	(168)
Loss on Trading Assets, net	(168)	-

Index

The following table provides the previously reported and the restated amounts for the six months ended June 30, 2007:

	For the Six Months Ended June 30, 2007
(in thousands, except per share data)	Previously Reported	Restated

Consolidated Income Statements:
Interest Income:
Debt Securities – taxable	$2,033	$2,370
Trading Assets	342	-
Total Interest Income	40,713	40,708
Net Interest Income	24,100	24,095
Net Interest Income after Provision for Loan Losses	23,267	23,262
Noninterest Income:
Loss on Trading Assets, net	(29)	-
Loss on Sale of Available-for-Sale Securities	-	(168)
Other-than-Temporary Impairment of Securities	-	(584)
Total Noninterest Income	5,591	4,868
Income before Income Tax Provision	8,447	7,719
Income Tax Provision	2,724	2,477
Net Income	5,723	5,242

Net Income Per Share:
Net Income Per Share – Basic	$0.33	$0.31
Net Income Per Share – Diluted	0.33	0.30

Consolidated Statement of Stockholders’ Equity:
Net Income	$5,723	$5,242
Cumulative adjustment for adoption of SFAS 159- Retained Earnings	(481)	-
Cumulative adjustment for adoption of SFAS 159- Accumulated Other Comprehensive Loss	481	-
Change in Net Unrealized Loss: Securities Available-for-Sale, net of tax and reclassification adjustments	(1,417)	(936)

Consolidated Statements of Cash Flows:
Cash Flows from Operating Activities:
Net Income	$5,723	$5,242
Amortization, net	580	585
Losses on Trading Assets, net	168	-
Other-than-Temporary Impairment of Securities	-	584
Loss on the Sale of Available-for-Sale Securities	-	168
Changes in Operating Assets and Liabilities - Trading Assets	26,906	-
Changes in Operating Assets and Liabilities - Other Liabilities	356	109
Net Cash Provided by Operating Activities	34,288	7,243
Cash Flows from Investing Activities:
Activity in Available-for-Sale Securities – Sales	-	27,045
Net Cash Used in Investing Activities	(58,638)	(31,593)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
	(Restated)		(Restated)
Net Income	$2,888	$2,816	$5,242	$5,290
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized net loss on securities arising during the period	(2,720)	(1,717)	(2,170)	(2,186)
Tax benefit related to unrealized net loss	925	584	738	743
Reclassification adjustments for realized loss included in net income	168	-	752	-
Tax benefit related to loss realized in net income	(57)	-	(256)	-
Unrealized loss on securities, net of tax	(1,684)	(1,133)	(936)	(1,443)

Derivative cash flow hedges:
Unrealized loss on derivatives arising during the period	(270)	-	(270)	-
Tax benefit related to unrealized loss	92	-	92	-
Unrealized loss on derivatives, net of tax	(178)	-	(178)	-
Other comprehensive loss, net of tax	(1,862)	(1,133)	(1,114)	(1,443)
Comprehensive income, net of tax	$1,026	$1,683	$4,128	$3,847

NOTE 4 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
			(Restated)
Net income	$2,888	$2,816	$5,242	$5,290
Denominator:
Weighted average common shares outstanding	17,117	17,342	17,179	17,415
Equivalent shares issuable upon exercise of stock options	365	417	382	386
Diluted shares	17,482	17,759	17,561	17,801
Net income per share:
Basic	$0.17	$0.16	$0.31	$0.30
Diluted	$0.17	$0.16	$0.30	$0.30

NOTE 5 – STOCK-BASED COMPENSATION

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

Index

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

Index

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

Index

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2007

	Balance as of June 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets
Securities Available-for-Sale	$122,106	$-	$121,856	$250

Financial Liabilities
FHLB overnight borrowings	36,980	-	36,980	-
Cash flow swap	270	-	270	-

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

The Company has not elected to apply the fair value option to financial assets or liabilities as of June 30, 2007.  Note 2 provides further information.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 13– RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements presented for prior periods to conform to the 2007 presentation.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

As discussed in Note 2 of the consolidated financial statements, our unaudited consolidated financial statements as of and for the six months ended June 30, 2007 have been restated to reflect our decision to reverse the utilization of SFAS 159 for the valuation of certain investment securities.  The accompanying Management’s Discussion and Analysis incorporates the effects of that restatement.  Revised tables are marked as “Restated”.  The following discussion and analysis continues to speak as of the date we originally filed the Form 10-Q.  Information not affected by the restatement of the financial statements is unchanged.

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

In connection with the restated financial statements, as described in Note 2 of the consolidated financial statements, we recorded a $584 thousand impairment of securities during the first quarter of 2007.  We periodically evaluate the securities portfolio to determine whether a decline in value is other-than-temporary.  The analysis includes evaluating the magnitude and duration of the decline in value, the reasons for the decline and the evidence to support realizable value equal to or greater than the carrying value of the securities.  As of March 31, 2007, we did not have the intent to hold the securities selected as part of the initial SFAS 159 fair value option election until maturity and the subsequent sales in April at a loss indicate that the unrealized loss as of March 31, 2007 was other-than-temporary.  As such, an impairment charge for the unrealized loss as of March 31, 2007 was recorded into earnings.  Additionally, approximately $5 thousand of premium amortization was recorded as part of the March 31, 2007 restatement.  The additional amortization reduced interest income for the first quarter.  The June 30, 2007 restatement reclassifies the mark-to-market change in value of the sold securities to a loss on sale of available-for-sale securities.  Refer to the table in Note 2 for a complete list of financial statement line-items that changed as a result of the restatement for the period ended June 30, 2007.

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

Net income for the three months ended June 30, 2007, was $2.9 million, or $0.17 per share (basic and diluted), compared to net income of $2.8 million, or $0.16 per share (basic and diluted) for the comparative period in 2006.  Net income for the six months ended June 30, 2007, was $5.2 million, or $0.31 and $0.30 per basic and diluted share, respectively, compared to net income of $5.3 million, or $0.30 per share (basic and diluted), respectively for the comparative period of 2006.  For the six month period ending June 30, 2007, net interest income increased by $161 thousand while noninterest income and noninterest expense, including the provision for loan losses, decreased by $234 thousand and $14 thousand, respectively, as compared to the same period in 2006.  Excluding the impairment and loss on sale of securities, noninterest income increased by $518 thousand.  Income increases continue to outpace expense increases as a result of the change in the mix of earning assets towards loans, as well as the growing diversified stream of non-interest income from trust, fees on deposit accounts and mortgage banking activity.  The decrease in expenses is mainly due to the reduction of the loan loss provision due to improving asset quality.  The decrease in provision was partially offset by increases in salaries and benefits, which was a result of adding 20 full-time equivalent employees as compared to the same period in 2006.

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

RESULTS OF OPERATIONS

We reported net income for the three and six month periods ended June 30, 2007 of $2.9 million and $5.2 million versus net income for the same periods in 2006 of $2.8 million and $5.3 million, respectively.  In the second quarter of 2007, basic and diluted net income per share was $0.17 on approximately 17.1 million basic and 17.5 million diluted weighted average shares outstanding, respectively.  On a year-to-date basis, basic and diluted net income per share were $0.31 and $0.30, respectively, on approximately 17.2 million shares and 17.6 million weighted average shares outstanding, respectively.

Net income on a quarterly and year-to-date basis in 2007, excluding the impairment of securities charge recorded in the first quarter, was above the 2006 level as a result of our organic loan growth, and growing fee income, partially offset by a shrinking net interest margin.  Our overhead also increased in 2007 because of our new corporate headquarters, which opened in December 2006 and our two new de novo branches, which opened in April and May 2007, and additional full-time equivalent employees.  As of June 30, 2007 we had 40 banking offices, including the headquarters, four loan/lease production offices and 375 full time equivalent employees.  Although, we expect to continue to expand our branch network and our employee force in 2007, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2007 as compared to the same period in 2006.

Index

Condensed Consolidated Statements of Income

	For Three Months Ended June 30,	Change from Prior Year		For the Six Months Ended June 30,	Change from Prior Year
	2007	Amount	Percentage	2007	Amount	Percentage
	(in thousands, except percentages)
				(Restated)	(Restated)	(Restated)
Interest income	$20,610	$2,070	11.2%	$40,708	$4,746	13.2%
Interest expense	8,374	2,003	31.4%	16,613	4,585	38.1%
Net interest income	12,236	67	0.6%	24,095	161	0.7%
Provision for loan losses	416	(184)	-30.7%	833	(310)	-27.1%
Net interest income after provision for loan losses	11,820	251	2.2%	23,262	471	2.1%
Noninterest income	2,654	(12)	-0.5%	4,868	(234)	-4.6%
Noninterest expense	10,213	137	1.4%	20,411	296	1.5%
Income before income taxes	4,261	102	2.5%	7,719	(59)	-0.8%
Income tax provision	1,373	30	2.2%	2,477	(11)	-.04%
Net income	$2,888	$72	2.6%	$5,242	$(48)	-0.9%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended June 30, 2007, net interest income increased by $67 thousand, or 0.6%, to $12.2 million compared to $12.2 million for the same period in 2006.  For the six months ended June 30, 2007, net interest income increased by $161 million, or 0.7%, to $24.1 million for the period ended June 30, 2007 compared to $23.9 million for the same period in 2006.

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

Index

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets.  The tax equivalent yield on earning assets increased 25 basis points for the quarter ended June 30, 2007 to 8.21% from 7.96% for the same period in 2006.  On a year-to-date basis, the tax equivalent yield on earning assets increased 33 basis points to 8.19% compared to 7.86% for the same period in 2006.  The changes in the yield relate to (1) our changing the mix of earning assets, (2) the Federal Reserve Board changing the target federal funds rate and discount rate, (3) the fourth quarter 2006 sale of approximately $9.8 million of investment securities with an average yield of 3.65%, and the second quarter 2007 sale of approximately $27.0 million of available-for-sale securities with an average yield of approximately 4.32%.  The proceeds were used to reduce our overnight borrowing, which eliminated negative spread.  In the second quarter, we used overnight borrowings as a short-term liquidity tool to provide supplemental funding for our loan growth.

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

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Three Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets	(Restated)	(Restated)	(Restated)
Earning assets:
Loans, net of unearned income	$884,383	$19,099	8.66%	$785,397	$16,825	8.59%
Investment securities – taxable	86,927	1,095	5.05%	115,285	1,337	4.65%
Investment securities – non-taxable	43,735	620	5.69%	41,679	595	5.73%
Other earning assets	3,621	34	3.77%	5,688	67	4.72%
Total earning assets	1,018,666	20,848	8.21%	948,049	18,824	7.96%
Allowance for loan losses	(10,314)			(10,248)
Intangible assets	30,958			31,897
Cash & due from banks	24,800			26,079
Premises & equipment	36,176			32,317
Other assets	41,660			38,429
TOTAL ASSETS	$1,141,946			$1,066,523

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$65,717	132	0.81%	$73,033	163	0.90%
Money market accounts	98,508	700	2.85%	107,216	637	2.38%
Savings deposits	35,904	78	0.87%	39,041	71	0.73%
Time deposits> $100	212,942	2,752	5.18%	178,121	1,944	4.38%
Time deposits < $100	264,637	3,254	4.93%	241,358	2,435	4.05%
Brokered CDs	72,766	853	4.70%	86,170	907	4.22%
Federal funds purchased	496	7	5.66%	3,914	51	5.23%
Repurchase agreements	24,046	158	2.64%	17,732	90	2.04%
Other borrowings	36,987	440	4.77%	8,140	73	3.60%
Total interest bearing liabilities	812,003	8,374	4.14%	754,725	6,371	3.39%
Net interest spread		$12,474	4.07%		$12,453	4.57%
Noninterest bearing demand deposits	166,741			158,412
Accrued expenses and other liabilities	16,790			14,071
Stockholders’ equity	147,000			141,673
Accumulated other comprehensive loss	(588)			(2,358)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,141,946			$1,066,523

Impact of noninterest bearing sources and other changes in balance sheet composition			0.84%			0.70%

Net interest margin			4.91%			5.27%

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

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:	(Restated)	(Restated)	(Restated)
Loans, net of unearned income	$2,121	$153	$2,274
Investment securities – taxable	(329)	87	(242)
Investment securities – non-taxable	29	(4)	25
Other earning assets	(24)	(9)	(33)
Total earning assets	1,797	227	2,024

Interest bearing liabilities:
NOW accounts	(16)	(15)	(31)
Money market accounts	(52)	115	63
Savings deposits	(6)	13	7
Time deposits> 100	380	428	808
Time deposits < 100	235	584	819
Brokered CDs	(141)	87	(54)
Federal funds purchased	(45)	1	(44)
Repurchase agreements	32	36	68
Other borrowings	259	108	367
Total interest bearing liabilities	646	1,357	2,003
Increase (decrease) in net interest income	$1,151	$(1,130)	$21

Index

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets	(Restated)	(Restated)	(Restated)
Earning assets:
Loans, net of unearned income	$869,984	$37,471	8.69%	$769,721	$32,473	8.51%
Investment securities – taxable	97,620	2,413	4.98%	115,124	2,638	4.62%
Investment securities – non-taxable	44,013	1,248	5.72%	41,590	1,179	5.72%
Other earning assets	2,828	58	4.14%	10,021	212	4.27%
Total earning assets	1,014,445	41,190	8.19%	936,456	36,502	7.86%
Allowance for loan losses	(10,293)			(10,284)
Intangible assets	31,088			31,841
Cash & due from banks	25,966			25,858
Premises & equipment	36,163			32,012
Other assets	42,505			39,077
TOTAL ASSETS	$1,139,874			$1,054,960

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$65,727	257	0.79%	$73,756	322	0.88%
Money market accounts	98,925	1,396	2.85%	108,861	1,215	2.25%
Savings deposits	35,976	153	0.86%	39,020	137	0.71%
Time deposits> $100	211,004	5,381	5.14%	170,728	3,594	4.25%
Time deposits < $100	264,006	6,406	4.89%	238,683	4,636	3.92%
Brokered CDs	78,437	1,835	4.72%	86,376	1,754	4.09%
Federal funds purchased	1,793	56	6.30%	3,557	74	4.20%
Repurchase agreements	23,224	301	2.61%	17,751	147	1.67%
Other borrowings	32,895	828	5.08%	8,292	149	3.62%
Total interest bearing liabilities	811,987	16,613	4.13%	747,024	12,028	3.25%
Net interest spread		$24,577	4.06%		$24,474	4.61%
Noninterest bearing demand deposits	164,890			154,554
Accrued expenses and other liabilities	16,955			14,085
Shareholders’ equity	146,846			141,233
Accumulated other comprehensive loss	(804)			(1,936)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,139,874			$1,054,960

Impact of noninterest bearing sources and other changes balance sheet composition			0.83%			0.66%

Net interest margin			4.89%			5.27%

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

	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:	(Restated)	(Restated)	(Restated)
Loans, net of unearned income	$4,230	$768	$4,998
Investment securities – taxable	(401)	176	(225)
Investment securities – non-taxable	69	-	69
Other earning assets	(152)	(2)	(154)
Total earning assets	3,746	942	4,688

Interest bearing liabilities:
NOW accounts	(35)	(30)	(65)
Money market accounts	(111)	292	181
Savings deposits	(11)	27	16
Time deposits> $100	848	939	1,787
Time deposits < $100	492	1,278	1,770
Brokered CDs	(161)	242	81
Federal funds purchased	(37)	19	(18)
Repurchase agreements	45	109	154
Other borrowings	442	237	679
Total interest bearing liabilities	1,472	3,113	4,585
Increase (decrease) in net interest income	$2,274	$(2,171)	$103

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

Noninterest Income

Noninterest income totaled $2.7 million for the second quarter of this year, a decrease of $12 thousand, or 0.5%, from the same period in 2006.  On a year-to-date basis, noninterest income totaled $4.9 million, a decrease of $234 thousand, or 4.6%, due to the impairment of securities charge and the loss on sale of securities, recorded in the first and second quarters of 2007, respectively. Excluding these items, noninterest income increased $518 thousand, or 10.2%.

Index

The following table presents the components of noninterest income for the periods ended June 30, 2007 and 2006.

	NONINTEREST INCOME
	Three Months Ended June 30,			Six Months Ended June 30,
		Percent			Percent
	2007	Change	2006	2007	Change	2006
	(in thousands, except percentages)
	(Restated)	(Restated)		(Restated)	(Restated)
NSF fees	$1,026	6.2%	$966	$1,909	1.1%	$1,888
Service charges on deposit accounts	275	11.8%	246	532	11.5%	477
Mortgage loan and related fees	388	-4.9%	408	846	27.0%	666
Bank-owned life insurance income	231	1.3%	228	453	-0.9%	457
Loss on sale of available-for-sale securities	(168)	-100%	-	(168)	-100%	-
Other-than-temporary impairment of securities	-	-	-	(584)	-100%	-
Other income	902	10.3%	818	1,880	16.1%	1,614
Total noninterest income	$2,654	-0.5%	$2,666	$4,868	-4.6%	$5,102

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

Index

As described in Note 2 of the consolidated financial statements and under the “Restatement and Other-than-Temporary Impairment of Securities” caption at the beginning of Management’s Discussion and Analysis, the decision to reverse the utilization of SFAS 159 resulted in an impairment of securities charge of $584 thousand during the first quarter of 2007.  Additionally, the sale of the impaired securities during the second quarter of 2007 resulted in an additional loss of $168 thousand.

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

Income Taxes

We recorded income tax expense of $1.4 million for the second quarter of 2007 compared to $1.3 million for the same period in 2006.  Our effective tax rate for the period ended June 30, 2007 and 2006, was 32.2% and 32.3%, respectively.  On a year-to-date basis, we recorded income tax expense of $2.5 million compared to $2.5 million for the same period in 2006.

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

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds.  We use three categories to classify our securities: “held-to-maturity”, “available-for-sale” and “trading.”  Currently, none of our investments are classified as held-to-maturity or trading.  While we have no plans to liquidate a significant amount of any available-for-sale securities, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $122.1 million at June 30, 2007, $153.8 million at December 31, 2006 and $155.4 million at June 30, 2006. The reduction in the securities portfolio year-over-year occurred as a result of 1) the fourth quarter 2006 sale of $9.8 million in securities, 2) the second quarter sale of $27.0 million in securities and 3) our efforts to utilize a portion of the liquidity to fund loan growth instead of reinvesting in securities.  While our level of liquid assets has decreased, we believe our current level provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At June 30, 2007, the available-for-sale securities portfolio had unrealized net losses of approximately $1.8 million, net of tax.  All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2007 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

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

Index

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

Index

Net cash provided by operations during the first half of 2007 totaled $7.2 million compared to $13.8 for the same period in 2006.  The decrease is primarily due to an increase in held-for-sale loans.  Net cash used in investing activities decreased to $31.6 million as compared to $63.1 million primarily due to the $27.0 million sale of securities and the decreases in purchases of securities.  Net cash provided by financing activities decreased to $23.1 million compared to $44.2 million in 2006.  The decrease is primarily due to slower growth in deposits, partially offset by increases in other borrowings.

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

Index

The following are the cash flow hedges as of June 30, 2007:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
(in thousands)	Amount	Gains	Losses	Income	Date
Cash Flow hedges:
Interest Rate swap	$19,000	$-	$(17)	$(11)	June 28, 2009
Interest Rate swap	25,000	-	(30)	(20)	June 28, 2010
Interest Rate swap	25,000	-	(38)	(24)	June 28, 2011
Interest Rate swap	12,000	-	(18)	(12)	June 28, 2009
Interest Rate swap	14,000	-	(28)	(19)	June 28, 2010
Interest Rate swap	20,000	-	(50)	(33)	June 28, 2011
Interest Rate swap	35,000	-	(89)	(59)	June 28, 2012
	$150,000	$-	$(270)	$(178)

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

Index

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY
	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)
	(Restated)	(Restated)	(Restated)
Net interest income	$22,840	$24,095	$24,695
$ change net interest income	(1,255)	-	600
% change net interest income	(5.21)%	0.00%	2.49%

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

Index

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

There have been no significant changes in our internal control over financial reporting during our first or second fiscal quarters that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We have evaluated and concluded that the restatement does not indicate a material weakness in internal controls over financial reporting and that the restatement does not impact such controls and procedures that were effective as of the end of the periods covered by the restatement. We believe that our internal controls are functional and adequate, and on an ongoing basis we will continue to review and, as appropriate, improve our internal controls.

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