Form 10-Q/A
period 2007-09-30
FIRST SECURITY GROUP INC/TN
filed 2007-12-18
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment #1
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

EXPLANATORY NOTE

As described in a Current Report on Form 8-K filed December 18, 2007 and as discussed in Note 2 of the consolidated financial statements included herein, First Security Group, Inc. (First Security) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Form 10-Q) to amend and restate its financial statements and other financial information for the period ended September 30, 2007 as a result of First Security’s decision to reverse its utilization of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, with respect to certain investment securities.

The Form 10-Q as amended hereby continues to speak as of November 9, 2007, the date of the originally filed Form 10-Q, and the disclosures included in the Form 10-Q as amended hereby have not been updated to speak as of any later date.  Information not affected by the restatement of financial statements or information as of and for the period ended September 30, 2007 is unchanged and reflects the disclosures made at the time of filing the original Form 10-Q.

For convenience, the entire Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2007 has been re-filed in this Form 10-Q/A.  Pursuant to SEC Rule 12b-15, in connection with this filing, First Security is filing updated exhibits 31.1, 31.2, 32.1 and 32.2.

First Security Group, Inc. and Subsidiary

Form 10-Q/A

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2007	2006	2006
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$32,088	$26,512	$25,500
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	1,600	-
Cash and Cash Equivalents	32,088	28,112	25,500
Interest Bearing Deposits in Banks	779	481	2,888
Securities Available-for-Sale	126,927	153,759	159,727
Loans Held for Sale	5,412	7,524	5,125
Loans	934,613	840,069	820,620
Total Loans	940,025	847,593	825,745
Less: Allowance for Loan and Lease Losses	10,635	9,970	9,862
	929,390	837,623	815,883
Premises and Equipment, net	35,360	35,835	33,939
Goodwill	27,156	27,156	27,156
Intangible Assets	3,423	4,185	4,441
Other Assets	43,342	42,652	40,531
TOTAL ASSETS	$1,198,465	$1,129,803	$1,110,065

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

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME			(Restated)
Loans, including fees	$20,086	$17,611	$57,551	$50,002
Debt Securities – taxable	1,027	1,330	3,397	3,920
Debt Securities – non-taxable	403	397	1,218	1,166
Other	44	46	102	258
Total Interest Income	21,560	19,384	62,268	55,346

INTEREST EXPENSE
Interest Bearing Demand Deposits	158	142	415	464
Savings Deposits and Money Market Accounts	814	759	2,363	2,111
Certificates of Deposit of $100 thousand or more	2,905	2,276	8,286	5,870
Certificates of Deposit of less than $100 thousand	3,359	2,742	9,765	7,378
Brokered Certificates of Deposit	961	936	2,796	2,690
Other	837	373	2,022	743
Total Interest Expense	9,034	7,228	25,647	19,256

NET INTEREST INCOME	12,526	12,156	36,621	36,090
Provision for Loan and Lease Losses	576	600	1,409	1,743
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,950	11,556	35,212	34,347

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,371	1,229	3,812	3,594
Loss on Sale of Available-for-Sale Securities	-	-	(168)	-
Other-than-Temporary Impairment of Securities	-	-	(584)	-
Other	1,723	1,547	4,902	4,284
Total Noninterest Income	3,094	2,776	7,962	7,878

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,930	5,654	17,575	16,769
Expense on Premises and Fixed Assets, net of rental income	1,769	1,655	5,095	5,045
Other	2,857	2,722	8,297	8,332
Total Noninterest Expenses	10,556	10,031	30,967	30,146

INCOME BEFORE INCOME TAX PROVISION	4,488	4,301	12,207	12,079
Income Tax Provision	1,466	1,395	3,943	3,883
NET INCOME	$3,022	$2,906	$8,264	$8,196

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.18	$0.17	$0.48	$0.47
Net Income Per Share - Diluted	$0.18	$0.16	$0.47	$0.46
Dividends Declared Per Common Share	$0.05	$0.03	$0.15	$0.08

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
(Restated)

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Gain (Loss)	ESOP Shares	Total
Balance - December 31, 2006	17,762	$123	$124,293	$26,337	$(871)	$(5,094)	$144,788
Comprehensive income -
Net Income (unaudited)				8,264			8,264
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments (unaudited)					802		802
Fair value of Derivatives, net of tax (unaudited)					1,289		1,289
Total Comprehensive income							10,355
Issuance of Stock (unaudited)	13		96				96
Dividends Paid (unaudited)				(2,574)			(2,574)
Stock-based Compensation (unaudited)			479				479
ESOP Allocation (unaudited)			23			579	602
Repurchase and Retirement of Common Stock (500,000 shares) (unaudited)	(500)	(3)	(5,425)				(5,428)
Balance – September 30, 2007 (unaudited)	17,275	$120	$119,466	$32,027	$1,220	$(4,515)	$148,318

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)	Nine Months Ended
	September 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)
Net Income	$8,264	$8,196
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities -
Provision for Loan and Lease Losses	1,409	1,743
Amortization, net	853	1,182
Stock-Based Compensation	479	338
ESOP Compensation	602	-
Depreciation	2,012	1,856
Gain on Sale of Premises and Equipment	(56)	(65)
Gain on Sale of Other Real Estate and Repossessions, net	(239)	(30)
Write-down of Other Real Estate and Repossessions	297	343
Other-than-Temporary Impairment of Securities	584	-
Loss on the Sale of Available-for-Sale Securities	168	-
Accretion of Fair Value Adjustment, net	(400)	(680)
Accretion of Terminated Cash Flow Swaps	(56)	-
Changes in Operating Assets and Liabilities -
Loans Held for Sale	2,112	881
Interest Receivable	(475)	(191)
Other Assets	707	(630)
Interest Payable	1.108	2,008
Other Liabilities	(139)	555
Net Cash Provided by Operating Activities	17.230	15,506
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(298)	(1,735)
Activity in Available-for-Sale Securities
Maturities, Prepayments, and Calls	9,315	13,186
Sales	27,045	-
Purchases	(9,157)	(16,808)
Loan Originations and Principal Collections, net	(98,554)	(82,337)
Gain on Termination of Cash Flow Swaps	2,010	-
Proceeds from Sale of Premises and Equipment	328	723
Proceeds from Sales of Other Real Estate and Repossessions	2,887	2,328
Additions to Premises and Equipment	(1,809)	(4,933)
Capital Improvements to Repossessions and Other Real Estate	(178)	(233)
Net Cash Used in Investing Activities	(68,411)	(89,809)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	18,998	52,157
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	10,851	13,483
Net Increase (Decrease) of Other Borrowings	33,214	(2,009)
Proceeds from Exercise of Stock Options	96	255
Repurchase and Retirement of Common Stock	(5,428)	(917)
Purchase of ESOP Shares	-	(5,471)
Proceeds from sale of stock to ESOP	-	1,877
Dividends Paid on Common Stock	(2,574)	(1,324)
Net Cash Provided by Financing Activities	55,157	58,051
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,976	(16,252)
CASH AND CASH EQUIVALENTS - beginning of period	28,112	41,752
CASH AND CASH EQUIVALENTS - end of period	$32,088	$25,500

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

Accordingly, the Company recognized a charge to earnings for other-than-temporary impairment of securities of $584 thousand during the first quarter of 2007.  The other-than-temporary impairment charge represented the loss position of the securities as of first quarter March 31, 2007.  The factors considered for the securities impairment test included 1) the continuing unrealized loss positions, 2) the change in the intent of the holding period and 3) the sale of the securities after the balance sheet date but prior to the filing of the March 31, 2007 Form 10-Q on May 10, 2007.  As the Company had not decided to sell the securities as of the balance sheet date, the first quarter impairment charge included only the loss through the balance sheet date, March 31, 2007.  Also as part of the March 31, 2007 Form 10-Q/A restatement, the Company recognized additional premium amortization on the restated available-for-sale securities of approximately $5 thousand as a reduction of interest income and reversed reported trading securities gains of $139 thousand for the first quarter of 2007.

The June 30, 2007 Form 10-Q/A reclassified the mark-to-market loss on trading securities of $168 thousand to a loss on sale of available-for-sale securities.  The proceeds from the sales were also reclassified in the Statements of Cash Flows from cash flow from operating activities to cash flow from investing activities based on the original intent of the securities.

The September 30, 2007 Form 10-Q/A restatement includes the changes incorporated in the March 31, 2007 and June 30, 2007 Form 10-Q/A’s.  Net income and earnings per share are not affected for the quarter ended September 30, 2007.  The effect of the adjustments on a year-to-date basis reduced income before income taxes by $728 thousand, reduced income tax expense by $247 thousand and reduced net income by $481 thousand or $0.03 per share (basic and dilutive) for the nine month period ended September 30, 2007.

As of September 30, 2007, the Company currently has the ability and intent to hold the remaining securities portfolio until maturity.  However, should conditions change, unpledged securities may be sold.

Index

The following table provides the previously reported and the restated amounts for the nine months ended September 30, 2007:

	For the Nine Months Ended September 30, 2007
(in thousands, except per share data)	Previously Reported	Restated

Consolidated Income Statements:
Interest Income:
Debt Securities – taxable	$3,060	$3,397
Trading Assets	342	-
Total Interest Income	62,273	62,268
Net Interest Income	36,626	36,621
Net Interest Income after Provision for Loan Losses	35,217	35,212
Noninterest Income:
Loss on Trading Assets, net	(29)	-
Loss on Sale of Available-for-Sale Securities	-	(168)
Other-than-Temporary Impairment of Securities	-	(584)
Total Noninterest Income	8,685	7,962
Income before Income Tax Provision	12,935	12,207
Income Tax Provision	4,190	3,943
Net Income	8,745	8,264

Net Income Per Share:
Net Income Per Share – Basic	$0.51	$0.48
Net Income Per Share – Diluted	0.50	0.47

Consolidated Statement of Stockholders’ Equity:
Net Income	$8,745	$8,264
Cumulative adjustment for adoption of SFAS 159- Retained Earnings	(481)	-
Cumulative adjustment for adoption of SFAS 159- Accumulated Other Comprehensive Loss	481	-
Change in Net Unrealized Gain: Securities Available-for-Sale, net of tax and reclassification adjustments	321	802

Consolidated Statements of Cash Flows:
Cash Flows from Operating Activities:
Net Income	$8,745	$8,264
Amortization, net	848	853
Losses on Trading Assets	29	-
Other-than-Temporary Impairment of Securities	-	584
Loss on the Sale of Available-for-Sale Securities	-	168
Changes in Operating Assets and Liabilities - Other Liabilities	108	(139)
Cash Flows from Investing Activities:
Activity in Available-for-Sale Securities – Sales	-	27,045
Proceeds from Sales of Trading Assets	27,045	-

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
	(Restated)		(Restated)
Net Income	$3,022	$2,906	$8,264	$8,196
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized net gain on securities arising during the period	2,258	2,489	464	305
Tax expense related to unrealized net gain	(768)	(846)	(158)	(104)
Reclassification adjustments for realized loss included in net income	-	-	752	-
Tax benefit related to loss realized in net income	-	-	(256)	-
Unrealized gain on securities, net of tax	1,490	1,643	802	201

Derivative cash flow hedges:
Unrealized gain on derivatives arising during the period	2,277	-	2,010	-
Tax expense related to unrealized gain	(774)	-	(684)	-
Reclassification adjustments for realized gain included in net income	(55)	-	(56)	-
Tax expense related to gain realized in net income	19	-	19	-
Unrealized gain on derivatives, net of tax	1,467	-	1,289	-
Other comprehensive income, net of tax	2,957	1,643	2,091	201
Comprehensive income, net of tax	$5,979	$4,549	$10,355	$8,397

NOTE 4 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
			(Restated)
Net income	$3,022	$2,906	$8,264	$8,916
Denominator:
Weighted average common shares outstanding	16,902	17,218	17,085	17,349
Equivalent shares issuable upon exercise of stock options	321	411	362	392
Diluted shares	17,223	17,629	17,447	17,741
Net income per share:
Basic	$0.18	$0.17	$0.48	$0.47
Diluted	$0.18	$0.16	$0.47	$0.46

NOTE 5 – STOCK-BASED COMPENSATION

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

Index

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

The following table represents stock option activity for the period ended September 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, January 1, 2007	1,363	$8.12
Granted	40	11.26
Exercised	(12)	7.68
Forfeited	(4)	9.54
Outstanding, September 30, 2007	1,387	$8.21	6.43	$11,381
Exercisable, September 30, 2007	942	$7.03	5.30	$6,618

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2007

(in thousands)	Balance as of September 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Securities Available-for-Sale	$126,927	$-	$126,677	$250

Financial Liabilities
FHLB overnight borrowings	52,590	-	52,590	-

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

The Company has not elected to apply the fair value option to financial assets or liabilities as of September 30, 2007. Note 2 provides further information.

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

Index

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

(in thousands)	2007		2008	2009	2010	2011	2012	Total
Accretion of Gain from Terminated Swaps	$205	*	$597	$533	$394	$219	$62	$2,010

  * The Company recognized $55 thousand in the third quarter and will recognize $150 thousand in the fourth quarter.

Index

The following are the cash flow hedges as of September 30, 2007:

(in thousands)	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
Asset Hedges
None	$-	$-	$-	$-

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$88	June 28, 2009
Interest Rate swap	25,000	-	-	204	June 28, 2010
Interest Rate swap	25,000	-	-	267	June 28, 2011
Interest Rate swap	12,000	-	-	50	June 28, 2009
Interest Rate swap	14,000	-	-	83	June 28, 2010
Interest Rate swap	20,000	-	-	202	June 28, 2011
Interest Rate swap	35,000	-	-	395	June 28, 2012
	$150,000	$-	$-	$1,289

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

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well.  The Company early adopted SFAS 159 effective January 1, 2007. Notes 2 and 10 provide for further information.

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

In November 2005, the FASB issued a FSP on SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. This FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment of a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

As discussed in Note 2 of the consolidated financial statements, our unaudited consolidated financial statements as of and for the nine months ended September 30, 2007 have been restated to reflect our decision to reverse the utilization of SFAS 159 for the valuation of certain investment securities.  The accompanying Management’s Discussion and Analysis incorporates the effects of that restatement.  Revised tables are marked as “Restated”.  The following discussion and analysis continues to speak as of the date we originally filed the Form 10-Q.  Information not affected by the restatement of the financial statements is unchanged.

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

In connection with the restated financial statements, as described in Note 2 of the consolidated financial statements, we recorded a $584 thousand impairment of securities during the first quarter of 2007.  We periodically evaluate the securities portfolio to determine whether a decline in value is other-than-temporary.  The analysis includes evaluating the magnitude and duration of the decline in value, the reasons for the decline and the evidence to support realizable value equal to or greater than the carrying value of the securities.  As of March 31, 2007, we did not have the intent to hold the securities selected as part of the initial SFAS 159 fair value option election until maturity and the subsequent sales in April at a loss indicate that the unrealized loss as of March 31, 2007 was other-than-temporary.  As such, an impairment charge for the unrealized loss as of March 31, 2007 was recorded into earnings.  Additionally, approximately $5 thousand of premium amortization was recorded as part of the March 31, 2007 restatement.  The additional amortization reduced interest income for the first quarter.  The June and September 30, 2007 restatements reclassify the mark-to-market change in value of the sold securities to a loss on sale of available-for-sale securities.  Refer to the table in Note 2 for a complete list of financial statement line-items that changed as a result of the restatement for the period ended September 30, 2007.

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

Net income for the three months ended September 30, 2007, was $3.0 million, or $0.18 per share (basic and diluted), compared to net income of $2.9 million, or $0.17 per basic share and $0.16 per diluted share for the comparative period in 2006.  Net income for the nine months ended September 30, 2007, was $8.3 million, or $0.48 and $0.47 per share basic and diluted, respectively, compared to net income of $8.2 million, or $0.47 and $0.46 per basic and diluted share, respectively, for the comparative period of 2006.  For the nine month period ending September 30, 2007, net interest income and noninterest income increased by $531 thousand and $84 thousand, respectively, while noninterest expense, including provision for loan and lease losses, increased by $487 thousand as compared to the same period in 2006.  Excluding the impairment and loss on sale of securities, noninterest income increased by $836 thousand for the nine months ended September 30, 2007 as compared to the same period in 2006.  Income increases continue to outpace expense increases as a result of the change in the mix of earning assets towards loans, as well as the growing diversified stream of non-interest income from trust, fees on deposit accounts and mortgage banking activity.  The increase in expenses is mainly due to higher salaries and benefits expense associated with the addition of 13 full-time equivalent employees year over year.  This increase was partially offset by a decrease in the loan and lease loss provision due to improving overall asset quality and the current analysis of our known and inherent risks in the loan portfolio.

Index

Our efficiency ratio increased in the third quarter of 2007 to 67.58% as compared to 67.18% in the same period of 2006.  The increase is directly related to opening two branches during the second quarter of 2007 as well as the completion of our corporate headquarters in the fourth quarter of 2006.  Our efficiency increased for the nine month period to 69.46% as compared to 68.56% for the same period in 2006.  Excluding the loss on sale of securities and the impairment of securities, the efficiency ratio improved to 68.31%.  Without the excluded items, the efficiency ratio improved for three consecutive linked quarters.  We expect to continue to improve our efficiency during the remainder of 2007 by growing our operating revenue faster than our expenses.  For the remainder of 2007 and into 2008, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, the locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

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

RESULTS OF OPERATIONS

We reported net income for the three and nine month periods ended September 30, 2007 of $3.0 million and $8.3 million versus net income for the same periods in 2006 of $2.9 million and $8.2 million, respectively.  In the third quarter of 2007, basic and diluted net income per share was $0.18 on approximately 16.9 million basic and 17.2 million diluted weighted average shares outstanding, respectively.  On a year-to-date basis, basic and diluted net income per share was $0.48 and $0.47, respectively, on approximately 17.1 million shares and 17.4 million weighted average shares outstanding, respectively.

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

Condensed Consolidated Income Statements

	For Three Months Ended September 30,	Change from Prior Year		For the Nine Months Ended September 30,	Change from Prior Year
	2007	Amount	Percentage	2007	Amount	Percentage
	(in thousands, except percentages)
				(Restated)	(Restated)	(Restated)
Interest income	$21,560	$2,176	11.2%	$62,268	$6,922	12.5%
Interest expense	9,034	1,806	25.0%	25,647	6,391	33.2%
Net interest income	12,526	370	3.0%	36,621	531	1.5%
Provision for loan and lease losses	576	(24)	(4.0)%	1,409	(334)	(19.2)%
Net interest income after provision for loan and lease losses	11,950	394	3.4%	35,212	865	2.5%
Noninterest income	3,094	318	11.5%	7,962	84	1.1%
Noninterest expense	10,556	525	5.2%	30,967	821	2.7%
Income before income taxes	4,488	187	4.3%	12,207	128	1.1%
Income tax provision	1,466	71	5.1%	3,943	60	1.5%
Net income	$3,022	$116	4.0%	$8,264	$68	0.8%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended September 30, 2007, net interest income increased by $370 thousand, or 3.0%, to $12.5 million compared to $12.2 million for the same period in 2006.  For the nine months ended September 30, 2007, net interest income increased by $531 thousand, or 1.5%, to $36.6 million for the period ended September 30, 2007 compared to $36.1 million for the same period in 2006.

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

Index

Supplementing the additional earnings from increased volumes was the increase in yield on earning assets.  The tax equivalent yield on earning assets increased 22 basis points for the quarter ended September 30, 2007 to 8.21% from 7.99% for the same period in 2006.  On a year-to-date basis, the tax equivalent yield on earning assets increased 29 basis points to 8.19% compared to 7.90% for the same period in 2006.  The changes in the yield relate to (1) our changing the mix of earning assets, (2) the fourth quarter 2006 sale of approximately $9.8 million of investment securities with an average yield of 3.65%, and (3) the second quarter 2007 sale of approximately $27.0 million of securities with an average yield of approximately 4.32%.  The proceeds from the sale of the securities were used to reduce our overnight borrowing, which eliminated negative spread.  In the third quarter, we used overnight borrowings as a short-term liquidity tool to provide supplemental funding for our loan growth.

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

Index

In late June 2007, the Company entered into a series of cash flow swaps with a total notional value of $150 million.  Floating rate cash flow payments on a portion of our Prime-based variable rate loans were swapped for fixed rate payments.   We entered the swaps to mitigate our interest rate risk in a falling interest rate environment.  The market volatility and the increasing anticipation of interest rate easing by the Federal Reserve over the next two months created an unrealized gain in excess of $2.0 million.  On August 28, 2007, we unwound the swaps and locked in a gain of approximately $2.0 million.  The gain translated into 40 basis points of protection on $150 million notional when the Prime-rate was 8.25%.  The accretion was $55 thousand in the third quarter and will be $150 thousand in the fourth quarter and $597 thousand for 2008.  Refer to Note 11 for further information.  In October 2007, we entered into a total of $50 million notional value cash flow swaps.  The swaps exchange a portion of our Prime-based variable rate payments for fixed rate payments.  The fixed rate is appropriately 7.72% and the term is five years.

We anticipate a decline in our net interest margin in the fourth quarter and for the year-to-date period.  The Federal Reserve’s 50 and 25 basis point rate cuts in the target rate in September and October 2007, respectively, along with competitive pricing pressure and expected increasing use of alternative funding sources will reduce our margin.  Positive influences on the margin for the fourth quarter and year-to-date period include (1) the accretion of the gain resulting from the termination of the June swaps, (2) the rate protection provided by the October swaps and (3) the decision to sell $27.0 million in securities in April 2007 and use the proceeds to pay down overnight borrowings which eliminated negative spread.

Index

The following tables summarizes net interest income and average yields and rates paid for the quarters ended September 30, 2007 and 2006.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Three Months Ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$926,216	$20,091	8.61%	$812,611	$17,617	8.60%
Investment securities – taxable	81,304	1,043	5.09%	114,868	1,354	4.68%
Investment securities – non-taxable	42,823	617	5.72%	42,654	609	5.66%
Other earning assets	3,565	44	4.90%	3,817	46	4.78%
Total earning assets	1,053,908	21,795	8.21%	973,950	19,626	7.99%
Allowance for loan and lease losses	(10,508)			(10,392)
Intangible assets	30,708			31,635
Cash & due from banks	26,469			26,446
Premises & equipment	35,738			33,124
Other assets	41,983			39,711
TOTAL ASSETS	$1,178,298			$1,094,474

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$63,300	158	0.99%	$68,304	142	0.82%
Money market accounts	100,239	736	2.91%	105,378	687	2.59%
Savings deposits	35,903	78	0.86%	38,226	72	0.75%
Time deposits> $100	221,980	2,905	5.19%	189,663	2,276	4.76%
Time deposits < $100	268,391	3,359	4.97%	247,369	2,742	4.40%
Brokered CDs	76,850	961	4.96%	84,646	936	4.39%
Federal funds purchased	3,350	47	5.57%	13,152	186	5.61%
Repurchase agreements	27,697	182	2.61%	19,541	112	2.27%
Other borrowings	47,998	608	5.03%	8,142	75	3.65%
Total interest bearing liabilities	845,708	9,034	4.24%	774,421	7,228	3.70%
Net interest spread		$12,761	3.97%		$12,398	4.29%
Noninterest bearing demand deposits	167,371			164,153
Accrued expenses and other liabilities	19,118			16,028
Stockholders’ equity	146,978			142,270
Accumulated other comprehensive loss	(877)			(2,398)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,178,298			$1,094,474

Impact of noninterest bearing sources and other changes in balance sheet composition			0.83%			0.76%

Net interest margin			4.80%			5.05%

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

Index

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets	(Restated)	(Restated)	(Restated)
Earning assets:
Loans, net of unearned income	$888,934	$57,567	8.66%	$784,185	$50,020	8.53%
Investment securities – taxable	92,122	3,451	5.01%	115,060	3,992	4.64%
Investment securities – non-taxable	43,612	1,865	5.72%	41,941	1,788	5.70%
Other earning assets	3,077	102	4.43%	7,910	258	4.36%
Total earning assets	1,027,745	62,985	8.19%	949,096	56,058	7.90%
Allowance for loan and lease losses	(10,366)			(10,320)
Intangible assets	30,960			31,772
Cash & due from banks	26,136			26,055
Premises & equipment	36,020			32,387
Other assets	42,328			39,290
TOTAL ASSETS	$1,152,823			$1,068,280

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$64,909	415	0.85%	$71,919	464	0.86%
Money market accounts	99,367	2,131	2.87%	107,687	1,902	2.36%
Savings deposits	35,952	232	0.86%	38,752	209	0.72%
Time deposits> $100	214,703	8,286	5.16%	177,109	5,870	4.43%
Time deposits < $100	265,484	9,765	4.92%	241,610	7,378	4.08%
Brokered CDs	77,902	2,796	4.80%	85,793	2,690	4.19%
Federal funds purchased	2,318	103	5.94%	6,790	260	5.12%
Repurchase agreements	24,731	483	2.61%	18,355	260	1.89%
Other borrowings	37,985	1,436	5.05%	8,240	223	3.62%
Total interest bearing liabilities	823,351	25,647	4.16%	756,255	19,256	3.40%
Net interest spread		$37,338	4.03%		$36,802	4.49%
Noninterest bearing demand deposits	165,727			157,721
Accrued expenses and other liabilities	17,683			14,745
Shareholders’ equity	146,891			141,662
Accumulated other comprehensive loss	(829)			(2,103)
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$1,152,823			$1,068,280

Impact of noninterest bearing sources and other changes in balance sheet composition			0.83%			0.69%

Net interest margin			4.86%			5.18%

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

	Increase (Decrease) in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
	(Restated)	(Restated)	(Restated)
Interest earning assets:
Loans, net of unearned income	$6,682	$865	$7,547
Investment securities – taxable	(796)	255	(541)
Investment securities – non-taxable	71	6	77
Other earning assets	(158)	2	(156)
Total earning assets	5,799	1,128	6,927

Interest bearing liabilities:
NOW accounts	(45)	(4)	(49)
Money market accounts	(147)	376	229
Savings deposits	(15)	38	23
Time deposits> $100	1,246	1,170	2,416
Time deposits < $100	729	1,658	2,387
Brokered CDs	(247)	353	106
Federal funds purchased	(171)	14	(157)
Repurchase agreements	90	133	223
Other borrowings	805	408	1,213
Total interest bearing liabilities	2,245	4,146	6,391
Increase (decrease) in net interest income	$3,554	$(3,018)	$536

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

Noninterest Income

Noninterest income totaled $3.1 million for the third quarter of this year, an increase of $318 thousand, or 11.5%, from the same period in 2006.  On a year-to-date basis, noninterest income totaled $8.0 million, an increase of $84 thousand, or 1.1%.  Excluding the impairment charge and the loss on sale of securities, noninterest on year-to-date basis increased $836 thousand, or 10.6%.

Index

The following table presents the components of noninterest income for the periods ended September 30, 2007 and 2006.

Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percent			Percent
	2007	Change	2006	2007	Change	2006
	(in thousands, except percentages)
				(Restated)	(Restated)
NSF fees	$1,095	12.0%	$978	$3,004	4.8%	$2,866
Service charges on deposit accounts	276	10.0%	251	808	11.0%	728
Mortgage loan and related fees	396	-2.2%	405	1,242	16.0%	1,071
Bank-owned life insurance income	226	2.3%	218	679	1.6%	668
Loss on sale of available-for-sale securities	-	-	-	(168)	-100%	-
Other-than-temporary impairment of securities	-	-	-	(584)	-100%	-
Other income	1,101	19.2%	924	2,981	17.1%	2,545
Total noninterest income	$3,094	11.5%	$2,776	$7,962	1.1%	$7,878

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

Index

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

As described in Note 2 of the consolidated financial statements and under the “Restatement and Other-than-Temporary Impairment of Securities” caption at the beginning of Management’s Discussion and Analysis, the decision to reverse the utilization of SFAS 159 resulted in an impairment of securities charge of $584 thousand during the first quarter of 2007.  Additionally, the sale of the impaired securities during the second quarter resulted in an additional loss of $168 thousand.

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

Index

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

Income Taxes

We recorded income tax expense of $1.5 million for the third quarter of 2007 compared to $1.4 million for the same period in 2006.  Our effective tax rate for the period ended September 30, 2007 and 2006, was 32.7% and 32.4%, respectively.  On a year-to-date basis, we recorded income tax expense of $3.9 million compared to $3.9 million for the same period in 2006.

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

Index

Analysis of Chances in Allowance for Loan and Lease Losses

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

Allocation of the Allowance for Loan and Lease Losses

	As of September 30, 2007		As of September 30, 2006
		Percent of loans in each		Percent of loans in each
	Amount	category to total loans	Amount	category to total loans
	(in thousands, except percentages)
Commercial-leases	$2,197	4.9%	$1,639	6.9%
Commercial-loans	2,711	14.9%	2,404	14.3%
Real estate-construction	998	22.5%	1,040	19.0%
Real estate-mortgage	3,753	50.6%	3,605	51.2%
Consumer	924	7.1%	906	8.6%
Unallocated	52	0.0%	268	0.0%
Total	$10,635	100.0%	$9,862	100.0%

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

Available-for-sale securities totaled $126.9 million at September 30, 2007, $153.8 million at December 31, 2006 and $159.7 million at September 30, 2006. The reduction in the securities portfolio year-over-year occurred as a result of our efforts to utilize a portion of the liquidity to fund loan growth instead of reinvesting in securities, as well as the sale of $9.8 million of available-for-sale securities in the fourth quarter of 2006 and $27.0 million of available-for-sale securities in the second quarter of 2007.  While our level of liquid assets has decreased, we believe our current level provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At September 30, 2007, the available-for-sale securities portfolio had unrealized net losses of approximately $70 thousand, net of tax.  Our securities portfolio at September 30, 2007 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

Index

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Available-for-Sale Investment Securities – Amortized Cost

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$1,373	$8,854	$23,607	$9,479	$43,313
Agency bonds	5,499	15,615	3,985	-	25,099
Agency issued REMICs	-	24,991	-	-	24,991
Agency issued pools	27	17,881	7,577	1,347	26,832
Asset backed & CMOs	-	6,483	-	-	6,483
Other	-	-	-	314	314
Total	$6,899	$73,824	$35,169	$11,140	$127,032
Tax Equivalent Yield	4.47%	5.06%	5.65%	6.14%	5.29%

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

Net cash provided by operations during the first nine months of 2007 totaled $17.2 million compared to $15.5 for the same period in 2006.  The increase is primarily due to changes in loans held for sale and other assets.  Net cash used in investing activities decreased to $68.4 million as compared to $89.8 million primarily due to the sale of available-for-sale securities, decreases in purchases of securities and the cash payment associated with the terminated cash flow swaps.  Net cash provided by financing activities decreased to $55.2 million compared to $58.1 million in 2006.  The decrease is primarily due to slower growth in deposits, partially offset by increases in other borrowings.

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

Index

The following are the cash flow hedges as of September 30, 2007:

(in thousands)	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
Asset Hedges
None	$-	$-	$-	$-	-

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$88	June 28, 2009
Interest Rate swap	25,000	-	-	204	June 28, 2010
Interest Rate swap	25,000	-	-	267	June 28, 2011
Interest Rate swap	12,000	-	-	50	June 28, 2009
Interest Rate swap	14,000	-	-	83	June 28, 2010
Interest Rate swap	20,000	-	-	202	June 28, 2011
Interest Rate swap	35,000	-	-	395	June 28, 2012
	$150,000	$-	$-	$1,289

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  We early adopted SFAS 159 effective January 1, 2007.  Notes 2 and 10 provide for further information.

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

Index

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.  FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption date is for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption did not have a material impact on our consolidated financial statements.  Note 8 provides further information.

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

In November 2005, the FASB issued a FSP on SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. This FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment of a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under this FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption did not have a material impact on our consolidated financial statements.

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

Interest Rate Risk
Income Sensitivity Summary

	Down 200 BPS	Current	Up 200 BPS
	(in thousands, except percentages)
	(Restated)	(Restated)	(Restated)
Net interest income	$32,783	$36,621	$39,635
$ change net interest income	(3,838)	-	3,014
% change net interest income	-10.48%	0.00%	8.23%

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

Index

There have been no significant changes in our internal control over financial reporting during our first, second or third fiscal quarters that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We have evaluated and concluded that the restatement does not indicate a material weakness in internal controls over financial reporting and that the restatement does not impact such controls and procedures that were effective as of the end of the periods covered by the restatement. We believe that our internal controls are functional and adequate, and on an ongoing basis we will continue to review and, as appropriate, improve our internal controls.

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

The following table provides additional information on the repurchases completed during the third quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	46,700	$10.73	46,700	181,644
August 1, 2007 – August 31, 2007	181,644	$10.09	181,644	500,000
September 1, 2007 – September 30, 2007	-	$-	-	500,000
	228,344		228,344

Index

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

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