Form 10-K
period 2007-12-31
FIRST SECURITY GROUP INC/TN
filed 2008-03-17
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 29, 2007, was approximately $177.9 million, based on the registrant’s closing sales price as reported on the NASDAQ Global Select Market. There were 16,469,207 shares of the registrant’s common stock outstanding as of March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held June 4, 2008	Part III

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of the war on terrorism, and, more specifically, the United States led war in Iraq;

•	interest rate and credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions, including the Jackson Bank acquisition, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of reserves for possible loan losses.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 16.

ii

PART I

Item 1.	Business

Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (FSGBank).

BUSINESS

First Security Group, Inc.

We are a bank holding company headquartered in Chattanooga, Tennessee. We currently operate 39 full service banking offices and five loan and lease production offices through our wholly-owned bank subsidiary, FSGBank. We serve the banking and financial needs of various communities in eastern and middle Tennessee and northern Georgia.

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

First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of December 31, 2007, we had total assets of approximately $1.2 billion, total deposits of approximately $902.6 million and shareholders’ equity of approximately $147.7 million.

FSGBank, National Association

FSGBank currently operates 39 full-service banking-offices and five loan and lease production offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (OCC). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor. FSGBank also provides trust and investment management, mortgage banking, financial planning and electronic banking services, such as Internet banking (www.FSGBank.com), online bill payment, cash management, ACH originations, and remote deposit capture, as well as equipment leasing through its wholly owned subsidiaries, Kenesaw Leasing and J&S Leasing. FSGBank operates a full-service banking office in Dalton, Georgia under the name Primer Banco Seguro, which is an initiative marketed toward and serving Northwest Georgia’s Latino population.

FSGBank is the successor to our three previous banks: Dalton Whitfield Bank (organized in 1999), Frontier Bank (acquired in 2000) and First State Bank (acquired in 2002). From December 31, 2002 to December 31, 2007, our business model has produced strong results through a combination of internal growth and acquisitions. Specifically, we have:

•	increased our total consolidated assets from $472.9 million to $1.2 billion;

•	increased our total consolidated deposits from $384.5 million to $902.6 million;

•	increased our total consolidated loans from $348.6 million to $953.1 million;

•	expanded our branch network from 16 branches to 40 branches; and

•	successfully integrated all of our banking subsidiaries into a single national bank.

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

FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati (FHLB). FSGBank’s deposits are insured by the FDIC. FSGBank operates 31 full-service banking offices in eastern and middle Tennessee and eight offices in northern Georgia. Additionally, FSGBank operates four loan and lease production offices in Tennessee, and one loan production office in Georgia.

Business Strategy

We target both consumers and small to medium-sized businesses in our markets and have developed a decentralized strategy that focuses on providing superior customer service through our employees who are relationship-oriented and committed to their respective communities. Through this strategy we intend to grow our business, expand our customer base and improve profitability. The key elements of our strategy are:

Grow Along Interstate Corridors in Eastern and Middle Tennessee and Northern Georgia. We seek to increase our presence in our primary markets along the Interstate 75 and 40 corridors as well as to extend into other interstate corridors in eastern and middle Tennessee and northern Georgia through selective acquisitions and the opening of new branches in attractive locations. In 2005, the acquisition of Jackson Bank extended our franchise along Interstate 40 toward Nashville. In 2007 and 2006, we opened two de novo branches in Cleveland, Tennessee, as well as a de novo branch in Algood, Tennessee, near Cookeville, and one in Varnell, Georgia. In 2008, we expect to continue to leverage our existing bank branches, possibly open a de novo branch and actively pursue strategic acquisitions.

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

Provide a Diversified Revenue Stream. We seek to provide an array of financial products and services to meet the needs of our customers and to increase our fee income. In order to diversify our loan portfolio and to help better serve the needs of our business customers, we offer leasing services through our two leasing companies, Kenesaw Leasing and J&S Leasing. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery primarily to companies in the trucking and construction industries. Our wealth management division offers private client services, financial planning, trust administration, investment management and estate planning services.

Our loan portfolio mix reflects our market opportunities, and presents a strong mix of loans. As of December 31, 2007, our largest category of loans, 1-4 family residential, represented only 27.5% of our loan portfolio. Commercial real estate represented 23.0%, of which 59% were owner-occupied, while construction and development loans represented 22.7% of the loan portfolio. The balance of the portfolio consists of commercial and industrial loans, consumer loans, commercial leases and multi-family loans. Our construction and development loan portfolio is similarly diverse, evenly divided between commercial construction, residential construction and residential acquisition and development, and with our top ten relationships only representing 27% of our construction and development loan commitments.

Maintain Our Asset Quality. We consider asset quality to be of primary importance and have taken measures to ensure that despite growth in our loan portfolio we consistently maintain strong asset quality. Over the past few years, we have improved our commercial underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate management practices, improved consumer portfolio risk based pricing and standardized underwriting, and developed a more comprehensive analysis of our allowance for loan losses. Our loan review process targets 60% to 70% of our portfolio for review over an eighteen month cycle. More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

We believe the effect of these activities is reflected in nearly all of our asset quality measures compared to our peer group, as defined by the Uniform Bank Performance Report as of December 31, 2007. At December 31, 2007, our net charge-offs as a percentage of average loans decreased 16 basis points from 0.28% to 0.12%. The ratio of nonaccrual loans plus loans 90 days past due to gross loans was 0.59% and 1.06% for us and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 51.67% and 90.17% for us and our peer group, respectively. At December 31, 2007, the reserves as a percentage of total loans was 1.15% and 1.19% for us and our peer group, respectively.

Improve Core Profitability. We believe we will be able to take advantage of the economies of scale typically enjoyed by larger organizations as we grow our franchise. We believe the investments we have made in our key employees and our branch network are sufficient to support a much larger organization, and therefore the increases in our expense base going forward should be lower than our proportional increase in assets and revenues. Furthermore, we have the capability to increase our assets without breaching our capital ratio requirements and we are also targeting an improved efficiency ratio. We believe the effect of these trends going forward should improve our profitability over time.

Our net income for the year ended December 31, 2007 was approximately $11.4 million compared to $11.1 million for 2006, which represents an increase of 2.22%. For 2007 our annualized return on average equity was 7.75% and our annualized return on average assets was 0.99%, compared to 7.91% and 1.03% for 2006, respectively. Our Tier 1 capital to risk adjusted assets, total capital to risk adjusted assets and leverage ratio were 10.8%, 11.8% and 9.7%, respectively as of December 31, 2007 compared to 12.0%, 13.1% and 10.5%, respectively as of December 31, 2006. Our capital ratios exceed the minimum capital ratios for well capitalized institutions for each respective period. Our core efficiency ratio for 2007 improved to 64.05%, compared to 64.27% for 2006.

Market Area and Competition

We currently conduct business principally through 39 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available on the FDIC website as of June 30, 2007, FSGBank’s total deposits ranked 6th among financial institutions in our market area, representing approximately 4.5% of the total deposits in our market area. The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2007.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	2	$13	$1,494	9	0.9%
Hamilton County	8	236	5,356	5	4.4%
Jackson County	3	74	126	1	58.4%
Jefferson County	2	96	541	2	17.7%
Knox County	3	73	6,987	9	1.0%
Loudon County	2	36	738	6	4.9%
McMinn County	1	22	817	9	2.7%
Monroe County	5	72	598	5	12.1%
Putnam County	3	74	1,387	7	5.4%
Union County	2	49	127	2	38.6%
Georgia
Catoosa County	1	5	957	9	0.5%
Whitfield County	8	177	1,634	3	10.8%

FSGBank	40	$927	$20,762	6	4.5%

On March 6, 2008, we closed one branch in Whitfield County.

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

Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 62 different commercial or savings institutions.

Virtually every type of competitor for business of the type served by our bank has offices in Atlanta, Georgia, approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, our largest competitors include First Tennessee, Regions, SunTrust, BB&T and Wachovia. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank and as having greater personal service, community involvement and ability to make credit and other business decisions quickly and locally.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2007 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(dollar amounts in thousands)
Commercial—leases	$41,587	4.4%
Commercial—loans	138,015	14.5%
Real estate—construction	216,583	22.7%
Real estate—mortgage	492,191	51.6%
Consumer	63,156	6.6%
Other	1,573	0.2%

Total	$953,105	100.0%

In addition, we have entered into contractual obligations, via lines of credit, and standby letters of credit to extend approximately $304.2 million and $16.9 million, respectively, in credit as of December 31, 2007. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2007, our contractual obligations to extend credit were comprised as follow:

Type	Dollar Amount	Percentage of Contractual Obligations
	(dollar amounts in thousands)
Commercial—leases	$—	—
Commercial—loans	121,174	39.8%
Real estate—construction	16,977	5.6%
Real estate—mortgage	85,401	28.1%
Consumer	80,358	26.4%
Other	277	0.1%

Total	$304,187	100.0%

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

Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans among our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of banks’ Tier 1 capital. At December 31, 2007, our legal lending limit was approximately $16.2 million. In addition, we have established a “house” limit of $10 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

Concentrations. The retail nature of our commercial banking operations allows for diversification of depositors and borrowers, and we believe that our business does not depend upon a single or a few customers. We also do not believe that our credits are concentrated within a single industry or group of related industries.

We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2007, we had approximately $482.5 million of interest-only loans, which primarily consist of construction and commercial real estate loans (38%), commercial and industrial loans (20%), and home equity loans (17%). The loans have an average maturity of approximately one year or less, with the exception of home equity lines-of-credit which have an average maturity of approximately seven years. The interest only loans are properly underwritten loans and are within our lending policies.

As of December 31, 2007, we did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the FHLB, subordinated debt and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. We have also chosen to obtain a portion of our deposits from outside our market. Our out of market, or brokered, CDs represented 7.1% of total deposits as of December 31, 2007.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, ACH transactions, remote deposit capture, wire transfers, direct deposit, traveler’s checks, safe deposit boxes, and United States savings bonds. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout Tennessee and Georgia, as well as in other states. Additionally, we offer wealth management services including private client services, financial planning, trust administration, investment management and estate planning services.

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

Employees

On December 31, 2007, we had 355 full-time employees and 24 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

SUPERVISION AND REGULATION

Both First Security and FSGBank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors, not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or management or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve Board to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

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

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized with strong supervisory rankings will be charged a rate of between 5 and 7 cents per $100 of deposits.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (ALLL) represents one of the most significant estimates in our financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Our estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis—Critical Accounting Policies.”

Commercial Real Estate Lending. Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (CRE) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.

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

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain other credit disclosures;

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

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

FSGBank’s deposit operations are also subject to federal laws applicable to depository accounts, such as the:

•	Truth in Savings Act, requiring certain disclosures for consumer deposit accounts;

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository institution subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007 our ratio of total capital to risk-weighted assets was 11.8% and our ratio of Tier 1 Capital to risk-weighted assets was 10.8%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 9.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

First Security is a legal entity separate and distinct from FSGBank. The principal sources of First Security’s cash flow, including cash flow to pay dividends to its shareholders, are dividends and management fees that FSGBank pays to its sole shareholder, First Security. Statutory and regulatory limitations apply to FSGBank’s payment of dividends to First Security as well as to First Security’s payment of dividends to its shareholders.

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

Changes in the interest rate environment could reduce our profitability.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve Boards’ fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

At December 31, 2007, we were in an asset sensitive position, which generally means that rates earned on our assets will reset sooner than rates paid on our liabilities. As a result, any change in interest rates will affect our interest earned on assets more quickly than our interest paid for liabilities. In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve Board recently has taken action on five occasions to reduce interest rates by a total of 225 basis points since September 2007, which likely will reduce our net interest income during the first half of 2008 and the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. Additionally, in 2008, we expect to have continued margin pressure given these interest rate reductions.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2007, approximately 74.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2007, our non-performing assets had increased to $7.7 million, or 0.8%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

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

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2007, approximately 74.4% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

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

If we are unable to increase our share of deposits in our market, we may accept out of market brokered deposits, the costs of which may be higher than expected.

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market brokered deposits. As of December 31, 2007, we had approximately $63.7 million in out of market deposits, including brokered deposits, which represented approximately 7.1% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

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

Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or growth will be successfully managed.

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

•	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience;

•	we may introduce new products and services into our business with which we have no prior experience; and

•	we may incur an impairment of goodwill associated with an acquisition and experience adverse short-term effects on our results of operations.

In addition, no assurance can be given that we will be able to integrate our operations after an acquisition without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Successful integration of our operations with those of another entity will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. If we have difficulties with the integration, we might not achieve the economic benefits we would expect to result from any particular acquisition or merger. In addition, we may experience greater than expected costs or difficulties relating to such integration.

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

Changes in monetary policies may have an adverse effect on our business.

Credit policies of monetary authorities, particularly the Federal Reserve Board, affect our results of operations. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

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

As a bank holding company, we are primarily regulated by the Federal Reserve Board. Our subsidiary is primarily regulated by the OCC. Our compliance with Federal Reserve Board and OCC regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to the capital requirements of our regulators.

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

During 2007, we conducted our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch

1237 Cleveland Road Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch

761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch

1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch

4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch

817 Broad Street Chattanooga, Hamilton County, Tennessee	June 26, 2000	Leased	4,050	Branch

835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch

4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch

820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch

2709 Chattanooga Road, Suite 5 Rocky Face, Whitfield County, Georgia	June 4, 2001	Leased	2,400	Branch

1409 Cowart Street Chattanooga, Hamilton County, Tennessee	October 22, 2001	Building Owned Land Leased	1,000	Branch

9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch

2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch

216 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Leased	2,000	Branch

2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch

715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch

2270 Highway 72 N Loudon, Loudon County, Tennessee	June 30, 2003	Owned	1,860	Branch

35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch

167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch

705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch

301 North Main Street Sweetwater, Monroe County, Tennessee	December 4, 2003	Owned	4,650	Branch

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch

405 Highway 165 Tellico Plains, Monroe County, Tennessee	December 4, 2003	Owned	3,565	Branch

155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch

4215 Highway 411 Madisonville, Monroe County, Tennessee	March 15, 2004	Owned	472	Branch

1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch

307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch

1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing

1810 Ailor Avenue, Center City Offices’ Building One Knoxville, Knox County, Tennessee	October 1, 2004	Leased	1,780	Leasing

1249 Murray Avenue Dalton, Whitfield County, Georgia	November 18, 2004	Leased	2,400	Branch

1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch

307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch

6766 Granville Highway Granville, Jackson County, Tennessee	August 31, 2005	Owned	2,880	Branch

3261 Jennings Creek Highway Whitleyville, Jackson County, Tennessee	August 31, 2005	Building Owned Land Leased	1,368	Branch

340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch

376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch

301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch

3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch

531 Broad Street Chattanooga, Hamilton County, Tennessee	December 11, 2006	Owned	39,700	Branch & Headquarters

4525 Harding Road, Suite 228 Nashville, Davidson County, Tennessee	February 1, 2007	Leased	144	Leasing

2424 Roswell Road, Suite 6A Marietta, Cobb County, Georgia	April 1, 2007	Leased	1,739	Loan

614 West Main Street Algood, Putnam County, Tennessee	April 10, 2007	Owned	1,936	Branch

52 Mouse Creek Road Cleveland, Bradley County, Tennessee	May 14, 2007	Owned	1,256	Branch

4700 Rutledge Pike Knoxville, Knox County, Tennessee	January 8, 2008	Leased	950	Loan

As of December 31, 2007, we owned two additional plots of land. The vacant lots are located at Lot #6 of Kirkland Heights Property on Maynardville Highway, Maynardville, Union County, Tennessee (1.0 acre) and 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). These two lots are currently available for sale. We originally purchased, or a predecessor institution purchased, each site for bank purposes.

The Company closed a branch located at 430 Fields Avenue, Suite Number B-1, Dalton, Whitfield County, Georgia on March 6, 2008.

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

Since August 10, 2005, our common stock has been traded on the Nasdaq Global Select Market under the symbol FSGI. On March 3, 2008, there were 1,229 registered holders of record of our common stock. The high and low prices per share since we listed on Nasdaq were as follows:

Quarter	High	Low	Dividend
2007
4th Quarter	$10.43	$8.13	$0.05
3rd Quarter	11.06	9.75	0.05
2nd Quarter	11.74	10.30	0.05
1st Quarter	12.25	10.65	0.05

2006
4th Quarter	$12.00	$10.84	$0.05
3rd Quarter	12.15	10.51	0.025
2nd Quarter	13.01	10.20	0.025
1st Quarter	11.05	9.39	0.025

We anticipate continuing to pay comparable cash dividends in the foreseeable future; however, there are a number of restrictions on our ability to do so. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends and management fees paid by FSGBank to us. There are certain restrictions on these payments imposed by federal banking laws, regulations and authorities.

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. As of December 31, 2007, an aggregate of approximately $20.9 million was available for payment of dividends by FSGBank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of FSGBank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

On August 22, 2007, our Board of Directors authorized a plan to repurchase up to 500,000 shares of our common stock in open market transactions, with the specific timing and amount of repurchases based on market conditions, securities law limitations, and other factors. On November 28, 2007, our Board of Directors authorized the repurchase of up to an additional 500,000 shares. All repurchases are made with our cash resources, and may be suspended or discontinued at any time without prior notice.

The following table presents information regarding purchases by First Security and our affiliated purchasers of our common stock during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 31, 2007	62,500	$10.17	62,500	437,500
November 1, 2007—November 30, 2007	437,500	$9.88	437,500	500,000
December 1, 2007—December 31, 2007	—	—	—	500,000

Total	500,000		500,000

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Security Group, Inc.	100.00	120.00	120.00	140.58	168.25	133.56
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

Source:	SNL Financial LC, Charlottesville, VA
©2008

Item 6.	Selected Financial Data

Our selected financial data is presented below as of and for the years ended December 31, 2003 through 2007. The selected financial data presented below as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 33. The selected financial data as of December 31, 2005, 2004 and 2003 and for the two years ended December 31, 2004 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Retroactive adjustments were also made to all per share data for two stock splits: (1) a 12-for-10 stock split in the form of a stock dividend effected on December 22, 2004 and (2) a 12-for-10 stock split in the form of a stock dividend effected on June 16, 2003. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” on page 30.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands, except per share amounts)
Earnings:(1)
Net interest income	$48,922	$47,982	$40,441	$28,830	$22,546
Provision for loan losses	2,155	2,184	2,922	3,399	2,122
Non-interest income	11,300	10,617	8,847	6,544	5,429
Non-interest expense(6)	41,441	40,017	35,373	27,128	22,278
Net Income, before extraordinary items(6)	11,356	11,112	7,396	3,482	2,456
Extraordinary items, net of tax(5)	—	—	2,175	785	—

Net income(6)	$11,356	$11,112	$9,571	$4,267	$2,456

Earnings - Normalized:(1)
Non-interest income, adjusted(3)	$11,300	$10,617	$8,420	$6,544	$5,429
Non-interest expense, adjusted(3)(6)	41,441	39,953	34,436	27,128	22,278
Net operating income, net of tax(6)	11,356	11,156	7,742	3,482	2,456

Per Share Data:(1)
Net income, before extraordinary items, basic	$0.67	$0.64	$0.51	$0.28	$0.20
Net income, basic	0.67	0.64	0.65	0.34	0.20
Net income, before extraordinary item, diluted	0.66	0.63	0.50	0.27	0.20
Net income, diluted	0.66	0.63	0.64	0.33	0.20
Cash dividends declared	0.20	0.13	0.03	—	—
Book value	8.80	8.15	7.84	6.80	6.49
Tangible book value	6.99	6.39	6.00	5.60	5.25

Per Share Data—Normalized:(1)
Net operating income, basic(3)	$0.67	$0.64	$0.53	$0.28	$0.20
Net operating income, diluted(3)	0.66	0.63	0.52	0.27	0.20

Performance Ratios:(1)
Return on average assets(2)	0.97%	1.03%	0.83%	0.51%	0.42%
Return on average equity(2)	7.75%	7.91%	6.88%	4.16%	3.14%
Return on average tangible assets(2)	1.00%	1.06%	0.85%	0.53%	0.43%
Return on average tangible equity(2)	9.81%	10.22%	8.45%	5.10%	3.68%
Net interest margin, taxable equivalent	4.79%	5.09%	5.15%	4.83%	4.31%
Efficiency ratio(2)	68.81%	68.29%	71.77%	76.69%	79.64%
Non-interest income to net interest income and non-interest income(2)	18.76%	18.12%	17.95%	18.50%	19.41%

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands, except per share amounts)
Performance Ratios—Normalized:(1)
Operating return on average assets(3)	0.97%	1.03%	0.87%	0.51%	0.42%
Operating return on average equity(3)	7.75%	7.94%	7.20%	4.16%	3.14%
Operating return on average tangible assets(3)	1.00%	1.06%	0.89%	0.53%	0.43%
Operating return on average tangible equity(3)	9.81%	10.26%	8.84%	5.10%	3.68%
Core efficiency ratio(4)	64.05%	64.27%	66.34%	73.04%	76.76%
Non-interest income, adjusted to net interest income and non-interest income, adjusted(3)	18.76%	18.12%	17.23%	18.50%	19.41%

Capital & Liquidity:(1)
Total equity to total assets	12.19%	12.82%	13.30%	11.28%	12.79%
Tangible equity to tangible assets	9.93%	10.33%	10.51%	9.47%	10.61%
Dividend payout ratio	30.06%	19.50%	4.61%	—	—
Total loans to total deposits	105.59%	91.93%	86.90%	92.48%	88.47%

Asset Quality:(1)
Net charge-offs	$1,129	$2,215	$2,374	$2,925	$2,688
Net loans charged-off to average loans	0.12%	0.28%	0.36%	0.57%	0.63%
Non-accrual loans	$3,372	$2,653	$1,314	$985	$183
Other real estate owned	$2,452	$1,982	$1,552	$2,338	$536
Repossessed assets	$1,834	$2,231	$1,891	$2,472	$143
Non-performing assets (NPA)	$7,658	$6,866	$4,757	$5,795	$862
NPA to total assets	0.63%	0.61%	0.46%	0.76%	0.13%
Loans 90 days past due	$2,289	$1,325	$1,042	$1,230	$2,194
NPA + loans 90 days past due to total assets	0.82%	0.72%	0.56%	0.92%	0.47%
Allowance for loan losses to total loans	1.15%	1.18%	1.35%	1.40%	1.22%
Allowance for loan losses to NPA	143.07%	145.21%	212.76%	143.43%	675.99%

Period End Balances:(1)
Loans	$953,105	$847,593	$748,659	$592,357	$478,013
Intangible assets	30,356	31,341	32,463	15,274	15,704
Total assets	1,211,955	1,129,803	1,040,692	766,691	644,765
Deposits	902,629	922,001	861,507	640,526	540,304
Stockholders’ equity	147,693	144,788	138,389	86,445	82,438
Common stock market capitalization	150,640	204,796	171,950	105,833	105,808
Full-time equivalent employees	371	369	358	308	258
Common shares outstanding	16,775	17,762	17,654	12,705	12,702

Average Balances:(1)
Loans	$904,490	$796,866	$657,928	$514,479	$422,332
Intangible assets	30,838	31,699	19,924	15,296	11,507
Total earning assets	1,041,078	960,966	799,109	610,585	530,777
Total assets	1,165,948	1,081,375	866,946	676,381	578,258
Deposits	924,587	887,319	734,869	559,695	475,103
Stockholders’ equity	146,582	140,467	107,499	83,630	78,284
Shares outstanding—basic	16,959	17,315	14,618	12,705	12,190
Shares outstanding—diluted	17,293	17,680	14,910	12,912	12,328

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

(6)

Includes amortization expense of $760 thousand, $1,021 thousand, $806 thousand, $797 thousand and $550 thousand for core deposit intangibles for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Core deposit intangibles represent the premiums paid for acquisitions core deposits and are amortized on an accelerated basis over 10 years. Also includes $50 thousand, $50 thousand, $50 thousand and $8 thousand for licensing fee amortization for December 31, 2007, 2006, 2005 and 2004, respectively and $175 thousand, $175 thousand and $73 thousand for non-compete amortization for December 31, 2007, 2006 and 2005, respectively.

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

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
Return on average assets	0.97%	1.03%	0.83%	0.51%	0.42%
Effect of intangible assets	0.03%	0.03%	0.02%	0.02%	0.01%

Return on average tangible assets	1.00%	1.06%	0.85%	0.53%	0.43%

Return on average equity	7.75%	7.91%	6.88%	4.16%	3.14%
Effect of intangible assets	2.06%	2.31%	1.57%	0.94%	0.54%

Return on average tangible equity	9.81%	10.22%	8.45%	5.10%	3.68%

Return on average assets	0.97%	1.03%	0.83%	0.51%	0.42%
Effect of non-recurring items	—	—	0.04%	—	—

Operating return on average assets	0.97%	1.03%	0.87%	0.51%	0.42%
Effect of average intangible assets	0.03%	0.03%	0.02%	0.02%	0.01%

Operating return on average tangible assets	1.00%	1.06%	0.89%	0.53%	0.43%

Return on average equity	7.75%	7.91%	6.88%	4.16%	3.14%
Effect of non-recurring items	—	0.03%	0.32%	—	—

Operating return on average equity	7.75%	7.94%	7.20%	4.16%	3.14%
Effect of average intangible assets	2.06%	2.32%	1.64%	0.94%	0.54%

Operating return on average tangible equity	9.81%	10.26%	8.84%	5.10%	3.68%

Total equity to total assets	12.19%	12.82%	13.30%	11.28%	12.79%
Effect of intangible assets	(2.26)%	(2.49)%	(2.79)%	(1.81)%	(2.18)%

Tangible equity to tangible assets	9.93%	10.33%	10.51%	9.47%	10.61%

Efficiency ratio	68.81%	68.29%	71.77%	76.69%	79.64%
Effect of non-recurring items	—	(0.11)%	(1.32)%	—	—
Effect of non-cash items	(3.74)%	(2.83)%	(3.12)%	(2.66)%	(1.99)%
Effect of net interest income, tax equivalent adjustment	(1.02)%	(1.08)%	(0.99)%	(0.99)%	(0.89)%

Core efficiency ratio	64.05%	64.27%	66.34%	73.04%	76.76%

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Non-interest expense	$41,441	$40,017	$35,373	$27,128	$22,278
Corporate headquarters relocation costs	—	(64)	—	—	—
Severance	—	—	(157)	—	—
Impairment of long-lived assets	—	—	(308)	—	—
Jackson Bank & Trust integration costs and other	—	—	(234)	—	—
Reinsurance underwriting expense	—	—	(238)	—	—

Non-interest expense, adjusted	$41,441	$39,953	$34,436	$27,128	$22,278

Non-interest income	$11,300	$10,617	$8,847	$6,544	$5,429
Recovery on previously disposed repossessed asset	—	—	(173)	—	—
Reinsurance underwriting revenue	—	—	(254)	—	—

Non-interest income, adjusted	$11,300	$10,617	$8,420	$6,544	$5,429

Net income	$11,356	$11,112	$9,571	$4,267	$2,456
Extraordinary gain, net of tax	—	—	(2,175)	(785)	—
Non-recurring expenses (income), net of tax	—	44	346	—	—

Net operating income, net of tax	$11,356	$11,156	$7,742	$3,482	$2,456

Per Common Share:
Book value	$8.80	$8.15	$7.84	$6.80	$6.49
Effect of intangible asset	(1.81)	(1.76)	(1.84)	(1.20)	(1.24)

Tangible book value	$6.99	$6.39	$6.00	$5.60	$5.25

Net income, basic	$0.67	$0.64	$0.65	$0.34	$0.20
Effect of extraordinary and non-recurring items, net of tax	—	—	(0.12)	(0.06)	—

Net operating income, basic	$0.67	$0.64	$0.53	$0.28	$0.20

Net income, diluted	$0.66	$0.63	$0.64	$0.33	$0.20
Effect of extraordinary and non-recurring items, net of tax	—	—	(0.12)	(0.06)	—

Net operating income, diluted	$0.66	$0.63	$0.52	$0.27	$0.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes included in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K.

Year Ended December 31, 2007

The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2007 and 2006, and results of operations for the three years ended December 31, 2007 as reflected in the audited financial statements.

Overview

As of December 31, 2007, we had total consolidated assets of approximately $1.2 billion, total loans of approximately $953.1 million, total deposits of approximately $902.6 million and stockholders’ equity of approximately $147.7 million. In 2007, our net income was $11.4 million, resulting in basic and diluted net income of $0.67 and $0.66 per share, respectively.

As of December 31, 2006, we had total consolidated assets of approximately $1.1 billion, total loans of approximately $847.6 million, total deposits of approximately $922.0 million and stockholders’ equity of approximately $144.8 million. In 2006, our net income was $11.1 million, resulting in basic and diluted net income of $0.64 and $0.63 per share, respectively.

Net interest income and non-interest income for 2007 increased by $940 thousand and $683 thousand respectively, while non-interest expense, including provision for loan losses, increased by $1.4 million as compared to 2006. Excluding the other-than-temporary impairment in 2007 and the available-for-sale securities losses in 2007 and 2006, non-interest income increased $1.2 million. Income increases outpaced expense increases as a result of the change in the mix of earning assets towards loans, as well as the growing diversified stream of non-interest income from trust services, fees on deposit accounts and mortgage banking activity. The increase in expenses is mainly due to higher salaries and benefits associated with the average full-time equivalent employees increasing by twelve to 372 for 2007 due to opening two new branches and a loan production office.

We maintained our efficiency ratio in 2007 relative to 2006 at 68.8% versus 68.3%, which reflects a sustained improvement from 71.8% in 2005. Excluding the securities impairment charge and losses on sales of securities, we have improved our efficiency ratio each year: 68.0% in 2007, 68.1% in 2006 and 71.6% in 2005. The efficiency ratio for 2007 was impacted by the opening of our new corporate headquarters in December 2006, the opening of de novo branches in Cleveland and Cookeville, Tennessee in April and May 2007, respectively, as well as a loan production office in Marietta, Georgia in April 2007. We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses. In the future, we plan to identify additional locations in Knoxville, Chattanooga, and Cleveland, Tennessee, as well as locations for expansion into the north metro Atlanta, Georgia and metro Nashville, Tennessee markets. At this time, we have a written option to purchase land for a future de novo branch in Hixson (Chattanooga), Tennessee. While we will be opportunistic, we are mindful of the additional expense associated with de novo branches.

Net interest margin in 2007 was 4.79% or 30 basis points lower as compared to the prior period of 5.09%. The net interest margin of our peer group (as reported on the December 31, 2007 Uniform Bank Performance Report) was 3.95% and 4.12% for 2007 and 2006, respectively. As expected, our margin declined due to the higher cost of deposits associated with a greater reliance on certificates of deposits and other borrowings.

Additionally, the easing of the target federal funds target rate by the Federal Reserve Board reduced our yield on earning assets during the third and fourth quarters of 2007. Through January 30, 2008, the Federal Reserve Board has reduced the target federal funds target rate by 225 basis points in a five month period. Further rate cuts are currently expected in 2008. We anticipate our margin to decrease between 20 and 30 basis points in the first quarter of 2008 from the 4.61% margin for the fourth quarter of 2007. The margin for the remainder of 2008 will be dependant on our ability to raise core deposits, our growth rate in loans, and any possible further actions by the Federal Reserve Board.

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

The allowance for loan and lease losses is established and maintained at levels management deems adequate to absorb credit losses inherent in the portfolio as of the balance sheet date. The level is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, underlying estimated values of collateral securing loans, current economic conditions and other factors. Should any of these factors change, the estimate of credit losses in the loan portfolio and the related allowance would also change. Refer to the “Provision for Loan and Lease Losses” section for a discussion of our methodology of establishing the allowance for loan and lease losses.

We periodically review the carrying values of intangible assets not subject to amortization, including goodwill, to determine whether an impairment exists. Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets, prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. These assets are subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Results of Operations

We reported net income for 2007 of $11.4 million versus net income for 2006 of $11.1 million and net income for 2005 of $9.6 million after the recognition of extraordinary gain of $2.2 million. In 2007, basic net income per share was $0.67 on approximately 17.0 million shares and diluted net income per share was $0.66 on approximately 17.3 million weighted average shares outstanding. In 2006, basic net income per share was $0.64 on approximately 17.3 million shares and diluted net income per share was $0.63 on approximately 17.7 million weighted average shares outstanding. In 2005, basic net income per share was $0.65 on approximately 14.6 million shares and diluted net income per share was $0.64 on approximately 14.9 million weighted average shares outstanding.

Net income in 2007 was above the 2006 level as a result of our organic loan growth and growing fee income, partially offset by a decreasing net interest margin. Our overhead also increased in 2007 because of our new corporate headquarters, which opened in December 2006 and our two new de novo branches, which opened in April and May 2007, and additional full-time equivalent employees. As of December 31, 2007, we had 40 banking offices, including the headquarters, five leasing offices and 371 full time equivalent employees.

Although we expect to continue to expand our branch network and our employee force in 2008, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs and occupancy, salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2007	Change From Prior Year	Percent Change	2006	Change From Prior Year	Percent Change	2005	Change From Prior Year	Percent Change
	(dollar amounts in thousands)

Gross interest income	$83,523	$8,396	11.2%	$75,127	$18,823	33.4%	$56,304	$18,715	49.8%
Gross interest expense	34,601	7,456	27.5%	27,145	11,282	71.1%	15,863	7,104	81.1%

Net interest income	48,922	940	2.0%	47,982	7,541	18.6%	40,441	11,611	40.3%
Provision for loan losses	2,155	(29)	(1.3)%	2,184	(738)	(25.3)%	2,922	(477)	(14.0)%

Net interest income after provision for loan losses	46,767	969	2.1%	45,798	8,279	22.1%	37,519	12,088	47.5%
Noninterest income	11,300	683	6.4%	10,617	1,770	20.0%	8,847	2,303	35.2%
Noninterest expense	41,441	1,424	3.6%	40,017	4,644	13.1%	35,373	8,245	30.4%

Income before income taxes	16,626	228	1.4%	16,398	5,405	49.2%	10,993	6,146	126.8%
Income tax provision	5,270	(16)	(0.3)%	5,286	1,689	47.0%	3,597	2,232	163.5%

Income before extraordinary item	11,356	244	2.2%	11,112	3,716	50.2%	7,396	3,914	112.4%
Extraordinary gain on business combination, net of income tax	—	—	—	—	(2,175)	(100.0)%	2,175	1,390	177.1%

Net income	$11,356	$244	2.2%	$11,112	$1,541	16.1%	$9,571	$5,304	124.3%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2007, net interest income was $48.9 million or 2% more than the 2006 level of $48.0 million, which in turn was 19% more than the 2005 level of $40.4 million.

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

Interest income in 2007 was $83.5 million, an 11% increase over the 2006 level of $75.1 million, which was a 33% increase over the 2005 level of $56.3 million. Year-to-year increases since 2005 are due to the annual increases in the volume of earning assets and a shift in the earning asset mix from investment securities and federal funds sold to our higher yielding loan portfolio. Average loans in 2007 were $904.5 million, an increase of $107.6 million or 14% over 2006. All other earning assets were $136.6 million, a decrease of $27.5 million or 17%. Total average earning assets in 2007 were $1.0 billion, an increase of $80.1 million or 8% from 2006 average earning assets. We decreased our securities portfolio by electing to shift a portion of the recurring cash flow from interest, principal paydowns and maturities, as well as transferring the proceeds from securities sales, into the loan portfolio. Our increase in loans year-over-year in 2007 was made feasible by the deposit gathering activities at FSGBank, the use of alternative funding through overnight advances from the Federal Home Loan Bank (FHLB) and the shifting mix of earning assets. These additional earning assets in 2007 have enabled us to earn more interest income.

Supplementing the additional earnings from increased volumes was the increases in yield on earning assets. The tax equivalent yield on earning assets increased 19 basis points in 2007 to 8.11% from 7.92% in 2006, which was 78 basis points higher than 2005. The changes in the yield rates for 2007 relate to (1) our changing the mix of earning assets, (2) the fourth quarter 2006 sale of approximately $9.8 million of investment securities with an average yield of 3.65% and (3) the second quarter 2007 sale of approximately $27.0 million of securities with an average yield of approximately 4.32%. The proceeds from the 2007 sale of the securities were used to de-leverage a portion of our balance sheet by reducing our overnight borrowings, which eliminated negative spread. The changes in the yield rates for 2006 relate to our changing the mix of earning assets towards loans and the Federal Reserve Board increases in the target federal funds rate.

Total interest expense was $34.6 million in 2007 compared to $27.1 million in 2006 and to $15.9 million in 2005. The increase in interest expense in 2007 is primarily due to rising interest rates caused by competitive pressures and the Federal Reserve Board’s increases to the target federal funds rate in 2006, combined with the additional volume of interest bearing liabilities. Deposit pricing, especially CDs, typically lags changes in the target federal funds rate, and therefore we did not see an immediate impact to the lowering of rates by the Federal Reserve Board in the fourth quarter of 2007. Due to those rate cuts, as well as further cuts in the first quarter of 2008, we expect our interest rate expense, assuming a stable volume of interest bearing liabilities, to decline in 2008. The increase in interest expense in 2006 was primarily due to raising interest rates on deposits and the additional volume of interest bearing liabilities, which included the impact of Jackson Bank for the full year. The average rate paid on average interest bearing liabilities increased 60 basis points to 4.15% for 2007 from 3.55% in 2006 and increased 103 basis points from 2.52% in 2005. Our rate increases in 2007 are a reflection of the market conditions and a greater reliance on higher cost non-core funding. Average interest bearing liabilities increased $69.2 million or 9% in 2007 compared to 2006 and $136.0 million or 22% in 2006 compared to 2005. The increase in 2007 is primarily due to increases in in-market certificates of deposits and the use of other borrowings, including FHLB overnight borrowings. The significant increase in interest bearing liabilities in 2006 was due to our market penetration and the full year of Jackson Bank. Average total deposits grew $37.3 million or 4% to $924.6 million in 2007 and increased $152.5 million or 21% to $887.3 million in 2006. We feel that our average rate paid on interest bearing liabilities will decrease in the first half of the 2008 as our time deposits mature and reprice at current market rates, which have decreased since the Federal Reserve Board’s rate decrease initiative started in September of 2007. However, competitive pressures and our potential inability to raise core deposits, which could result in an increased use of higher cost alternative funding, may partially offset the impact of the rate cuts.

The banking industry uses two key ratios to measure the relative profitability of net interest income: net interest rate spread and net interest margin. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The net interest rate spread does not consider the impact of noninterest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets and takes into account the positive effects of investing noninterest bearing deposits in earning assets.

First Security’s net interest rate spread (on a tax equivalent basis) was 3.96% in 2007, 4.37% in 2006 and 4.62% in 2005, while the net interest margin (on a tax equivalent basis) was 4.79% in 2007, 5.09% in 2006 and 5.15% in 2005. The decrease in the net interest spread and net interest margin for 2007 was primarily due to our rates on interest bearing liabilities rising faster than the yields on earning assets. The decrease in the net interest spread and net interest margin for 2006 was primarily due to (1) the Jackson Bank acquisition, (2) the rates on interest bearing deposits increasing at a faster pace than the yields on earning assets due to the competition for deposits in our markets, (3) the flat to inverted yield curve interest rate environment and (4) the lag in CD repricing. Average interest bearing liabilities as a percentage of average earning assets was 80% in 2007, 80% in 2006 and 79% in 2005.

In late June 2007, we entered into a series of cash flow swaps with a total notional value of $150 million. Floating rate cash flow payments on a portion of our Prime-based variable rate loans were swapped for fixed rate payments. We entered the swaps to mitigate our interest rate risk in a falling interest rate environment. The market volatility and the increasing anticipation of interest rate easing by the Federal Reserve created an unrealized gain of over $2.0 million. On August 28, 2007, we unwound the swaps and locked in a gain of approximately $2.0 million. The gain is being accreted into interest income over the expected term of the variable rate loans hedged. For 2008, the gain translates into 40 basis points of income on $150 million notional value. The accretion of $205 thousand for 2007 was included in interest income. In October 2007, we entered into a total of $50 million notional value cash flow swaps. The swaps exchanged a portion of or Prime-based variable rate payments for fixed rate payments. The fixed rate is appropriately 7.72% and the term is five years.

Through January 30, 2008, the Federal Reserve Board has reduced the target federal funds rate by 225 basis points in a five month period. Further rate cuts are currently expected in 2008. We anticipate our margin to decrease between 20 and 30 basis points in the first quarter of 2008 from the 4.61% margin for the fourth quarter of 2007. The margin for the remainder of 2008 will depend on our ability to raise core deposits, the growth rate in loans, and any possible further rate cuts by the Federal Reserve Board.

In 2005, the Federal Reserve Board raised the target federal funds rate eight times by a total of 200 basis points to 4.25%. In 2006, the Federal Reserve Board raised the target federal funds rate four times by a total of 100 basis points to 5.25%. In 2007, the Federal Reserve Board reduced the target federal funds rate three times by a total of 100 basis points to 4.25%. During the first month of 2008, the Federal Reserve Board lowered the target federal funds rate twice by a total of 125 basis points to 3.00%.

The following table summarizes net interest income and average yields and rates paid for the years ended December 31, 2007, 2006 and 2005.

Average Consolidated Balance Sheets and Net Interest Analysis

Fully Tax-Equivalent Basis

	For the Years Ended,
	2007			2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollar amounts in thousands)
	(fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income(1)(2)	$904,490	$77,309	8.55%	$796,866	$67,996	8.53%	$657,928	$50,792	7.72%
Debt securities—taxable	90,093	4,545	5.04%	114,518	5,350	4.67%	91,885	3,698	4.02%
Debt securities—non-taxable(2)	43,489	2,493	5.73%	42,673	2,448	5.74%	32,455	1,892	5.83%
Federal funds sold and other earning assets	3,005	134	4.46%	6,909	306	4.43%	16,841	641	3.81%

Total earning assets	1,041,077	84,481	8.11%	960,966	76,100	7.92%	799,109	57,023	7.14%

Allowance for loan losses	(10,452)			(10,241)			(9,444)
Intangible assets	30,838			31,699			19,924
Cash & due from banks	25,841			26,125			21,666
Premises & equipment	35,799			33,060			27,652
Other assets	42,845			39,766			28,039

Total assets	$1,165,948			$1,081,375			$886,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$63,983	$536	0.84%	$70,125	$589	0.84%	$64,054	$433	0.68%
Money market accounts	100,206	2,875	2.87%	105,557	2,574	2.44%	112,681	1,958	1.74%
Savings deposits	35,851	293	0.82%	38,243	287	0.75%	34,606	180	0.52%
Time deposits > $100	216,732	11,147	5.14%	182,764	8,378	4.58%	124,008	4,136	3.34%
Time deposits < $100	265,099	13,021	4.91%	245,140	10,417	4.25%	182,629	5,645	3.09%
Brokered CDs	76,635	3,711	4.84%	85,545	3,649	4.27%	84,844	2,987	3.52%
Federal funds purchased	3,304	173	5.24%	6,563	347	5.29%	5,369	162	3.02%
Repurchase agreements	27,260	734	2.69%	19,290	395	2.05%	15,896	137	0.86%
Other borrowings	45,683	2,111	4.62%	12,277	509	4.15%	5,372	225	4.19%

Total interest bearing liabilities	834,753	34,601	4.15%	765,504	27,145	3.55%	629,459	15,863	2.52%

Net interest spread		$49,880	3.96%		$48,955	4.37%		$41,160	4.62%

Noninterest bearing demand deposits	166,081			159,945			132,047

Accrued expenses and other liabilities	18,532			15,459			17,941
Stockholders’ equity	146,873			142,371			108,084
Accumulated other comprehensive loss	(291)			(1,904)			(585)

Total liabilities and stockholders’ equity	$1,165,948			$1,081,375			$886,946

Impact of noninterest bearing sources and other changes in balance sheet composition			0.83%			0.72%			0.53%

Net interest margin			4.79%			5.09%			5.15%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $958 thousand, $973 thousand and $719 thousand for the three years ended December 31, 2007, 2006 and 2005.

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	2007 compared to 2006 increase (decrease) in interest income and expense due to changes in:			2006 compared to 2005 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Loans, net of unearned income	$9,183	$130	$9,313	$10,726	$6,478	$17,204
Debt Securities—taxable	(1,141)	336	(805)	911	741	1,652
Debt Securities—non-taxable	47	(2)	45	596	(40)	556
Federal funds sold and other earning assets	(173)	1	(172)	(378)	43	(335)

Total earning assets	7,916	465	8,381	11,855	7,222	19,077

Interest bearing liabilities:
NOW accounts	(52)	(1)	(53)	41	115	156
Money market accounts	(130)	431	301	(124)	740	616
Savings deposits	(18)	24	6	19	88	107
Time deposits > $100	1,557	1,212	2,769	1,960	2,282	4,242
Time deposits < $100	848	1,756	2,604	1,932	2,840	4,772
Brokered CD’s	(380)	442	62	25	637	662
Federal funds purchased	(172)	(2)	(174)	36	149	185
Repurchase agreements	163	176	339	29	229	258
Other borrowings	1,385	217	1,602	289	(5)	284

Total interest bearing liabilities	3,201	4,255	7,456	4,207	7,075	11,282

Increase in net interest income	$4,715	$(3,790)	$925	$7,648	$147	$7,795

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during 2007 decreased $29 thousand to $2.2 million compared to $2.2 million in 2006 and $2.9 million in 2005. In 2007, net charge-offs totaled $1.1 million, which is a decrease of $1.1 million as compared to 2006 charge-offs of $2.2 million. Charge-offs in 2005 were $2.4 million. Net charge-offs as a percentage of average loans were 0.12% in 2007, 0.28% in 2006 and 0.36% in 2005 and our Bank’s peer group averages (as reported in the December 31, 2007 Uniform Bank Performance Report) were 0.23%, 0.14% and 0.16% in 2007, 2006 and 2005, respectively.

The decrease in our provision for loan losses in 2007 relative to 2006 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, loan to values, credit bureau scores, debt to income ratios, as well as local and national economic conditions. As a result of our analysis, we determined that our quarterly provisions for the first half of 2007, despite being lower than the comparable provisions made during 2006, were adequate to provide for credit losses. Subsequent signs of weakness in the overall economy and the slow down in the regional and national housing markets prompted an increase in our provision for the third quarter. Further slowing of the local and regional economy as well as increases in classified loans and leases prompted an additional increase in the provision for the fourth quarter. As of December 31, 2007, management determined our allowance was adequate to provide for credit losses. Management will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at March 31, 2008, or sooner if necessary, and the provision expense will be adjusted accordingly, if necessary. We anticipate that during 2008 our provision expense for loan losses may increase to recognize increased risks in our loan portfolio, a weakening economy and projected loan growth. Our loan pipeline remains strong and we anticipate organic loan growth of approximately 8% in 2008 as a result of our branching and marketing activities. The loan portfolio increased by $105.5 million or 12% from year-end 2006 compared to an increase of $98.9 million or 13% from year-end 2005 to year-end 2006.

Our allowance for loan and lease losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance compared to a group of peer banks. During their routine examinations, regulators may require us to make additional provisions to our allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan and lease loss methodology differ materially from ours.

During 2007, we made further enhancements to our methodology and analysis of the loan loss reserve and continued to implement improvements based on recent interagency regulatory guidance. In addition to analyzing significant loans and leases, we segmented the remaining portfolio of loans and leases into similar or homogeneous pools such as purpose of proceeds, type of loan or lease or by collateral as per the regulatory guidance and Statement of Financial Accounting Standard 5. The actual loss history of each pool was then added to the risk assessment percentage of eight qualitative and environmental categories to determine management’s best estimate for risk of loss within each pool.

Our primary grouping of loans and leases within the allowance are as follows:

1.	Significant Classified Loans and Leases: Significant classified loans and leases generally include those loans with a risk rating of substandard and a total exposure exceeding $500 thousand, as well as all loans and leases with a risk rating of doubtful. For this group, management estimates the specific potential losses based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. If management believes or an outside third party’s valuation indicates that the value of the secondary sources of repayment is less than the balance of the total corporate exposure, then a specific reserve is established or, if appropriate, the deficiency is charged off against the allowance. The definition of both substandard and doubtful risk ratings are outlined in item 2 below.

2.	Remaining Loans and Leases: The remaining loans and leases not analyzed in item 1 above are pooled based upon loan or lease type, collateral securing the loan or risk rating. Each of these pools is analyzed individually as homogeneous groups of loans or leases and are assigned a loss factor which is management’s best estimate of the loss that potentially could be realized in that pool of loans or leases. The loss factor is the sum of an objectively calculated historical loss percentage and a subjectively calculated risk assessment percentage. The objectively calculated component is a historical loss factor for the pool based upon actual losses realized in the pool over several periods depending upon availability of data. The actual annual historical loss factor is typically the average of each period’s loss. The subjectively calculated risk percentage is the sum of eight qualitative and environmental risk categories reviewed for each pool of loans and leases. These subjective risk categories are as follows: (a) underlying collateral values; (b) lending practices and policies; (c) local and national economies; (d) portfolio volume and nature; (e) staff experience; (f) credit quality; (g) loan review; and (h) competition, regulatory and legal issues.

A.	Other Classified and Criticized Loans: We reserve for the remaining criticized and classified loan and lease pools not included in item 1 above (Significant Classified Loans and Leases) using flat percentages based upon each pool’s historical migration loss analysis or other documented loss rates. The migration analysis is a calculation of the average loss experienced over several periods within each pass, criticized and classified risk rating to produce an actual loss rate of net charge-offs. The pass ratings are assigned to those loans that are performing as contractually agreed and do not exhibit the characteristics of criticized and classified risk ratings as defined below. These actual loss percentages are then summed with the subjective risk categories as described in item 2 above to produce a loss factor for each pool.

i.	Loans with Risk Ratings of Special Mention: We generally reserve for special mention loans and leases using a historical 24-month migration loss percentage. The historical loss factor and the qualitative and environmental factors, as described above in Item 2, are applied to the appropriate pools of special mention loans and leases. The special mention risk rating is considered a criticized loan and is not considered as severe as a classified loan risk rating. Special mention loans contain one or more potential weakness(es), which if not corrected, could result in an unacceptable increase in credit risk at some future date. These loans and leases may be characterized by:

Loans to Businesses:

•	Downward trend in sales, profit levels and margins

•	Impaired working capital position compared to industry

•	Cash flow strained in order to meet debt repayment schedule

•	Technical defaults due to noncompliance with financial covenants

•	Recurring trade payable slowness

•	High leverage compared to industry average with shrinking equity cushion

•	Questionable abilities of management

•	Weak industry conditions

•	Inadequate or outdated financial statements

Loans to Businesses or Individuals:

•	Loan delinquencies and overdrafts may occur

•	Original source of repayment questionable

•	Documentation deficiencies may not be easily correctable

•	Loan may need to be restructured

•	Collateral or guarantor offers adequate protection

•	Unsecured debt to tangible net worth is excessive

ii.

Loans with Risk Ratings of Substandard: We generally reserve for substandard loans and leases that are not specifically identified in Item 1 using a historical 24-month migration analysis loss rate. The historical loss and qualitative and environmental factors, as described in Item 2 above, are applied to the appropriate pool of substandard loans and leases. Substandard loans and leases have specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic, or managerial nature, and may warrant non-accrual status. For substandard loans and leases, a protracted work-out is likely due to the following factors, in addition to those listed for special mention loans:

Loans to Businesses:

•	Sustained losses which have severely eroded equity and cash flows

•	Concentration in illiquid assets

•	Serious management problems or internal fraud

•	Chronic trade payable slowness; may be placed on COD or collection by trade creditor

•	Inability to access other funding sources

•	Financial statements with adverse opinion or disclaimer; may be received late

•	Insufficient documented cash flows to meet contractual debt service requirements

Loans to Businesses or Individuals:

•	Chronic or severe delinquency or has met the retail classification standards which is generally past dues greater than 90 days

•	Frequent overdrafts

•	Likelihood of bankruptcy exists

•	Serious documentation deficiencies

•	Reliance on secondary sources of repayment which are presently considered adequate

•	Demand letter sent

•	Litigation may have been filed against the borrower

iii.	Loans with Risk Ratings of Doubtful: We analyze doubtful loans and leases individually to determine our best estimate of loss based upon the most recent assessment of all available sources of repayment. These loans are analyzed in the same manner as those loans categorized in Item 1 as Significant Classified Loans and Leases. Management estimates the specific potential losses based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. The amount of the estimated loss, if any, is then specifically reserved in a separate component of the allowance. Doubtful loans are loans where the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Doubtful loans must be placed on non-accrual, and the principal balance charged down to estimated collectable value, or a full or partial reserve must be allocated. In addition to the characteristics listed for substandard loans, the following characteristics apply to doubtful loans:

Loans to Businesses:

•	Normal operations are severely diminished or have ceased

•	Seriously impaired cash flow

•	Numerous exceptions to loan agreement

•	Outside accountant questions entity’s survivability as a “going concern”

•	Financial statements may be received late, if at all

•	Material legal judgments filed

•	Collection of principal and interest is impaired

•	Collateral/Guarantor may offer inadequate protection

Loans to Businesses or Individuals:

•	Original repayment terms materially altered

•	Secondary source of repayment is inadequate

•	Asset liquidation may be in process with all efforts directed at debt retirement

•	Documentation deficiencies not correctable

B.	Unclassified and Uncriticized Loans: In our analysis of these loan and lease pools, we establish our reserves using the historical average net charge-off over various periods for each pool of loans. The number of periods used to determine the average net charge-off amount is dependent upon the available data, but generally is no less than 48 months. Each of these pools’ historical loss rates are then adjusted by the eight qualitative and environmental risk areas, as described in Item 2 above, and applied to the appropriate pools of unclassified and uncriticized loans and leases.

For purposes of analyzing the allowance for loan losses, the unclassified and uncriticized loan pools do not include the unfunded portions of binding commitments to lend, standby letters of credit, deposit secured loans or mortgage loans originated with commitments to sell in the secondary market. Loans secured by segregated deposits held by us are not required to have an allowance reserve, nor are originated mortgage loans pending sale in the secondary market.

While it is our policy to charge-off in the current period loans for which a loss is recognized, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

Total noninterest income for 2007 was $11.3 million, compared to $10.6 million in 2006 and $8.8 million in 2005. Excluding the impairment charge and the loss on sales of securities for 2007 and 2006, noninterest income increased $1.2 million or 11% due to increases in fees on deposits, trust services and mortgage banking activities. The following table presents the components of noninterest income for years ended December 31, 2007, 2006 and 2005.

Noninterest Income

	For the Years Ended
	2007	Percent Change	2006	Percent Change	2005
	(dollar amounts in thousands)
NSF fees	$4,123	6.4%	$3,874	18.0%	$3,284
Service charges on deposit accounts	1,076	11.0%	969	3.4%	937
Mortgage loan and related fees	1,594	10.2%	1,446	(1.5)%	1,468
Net loss on sales of available-for-sale securities	(168)	(14.7)%	(197)	(68.4)%	(117)
Other-than-temporary impairment of securities	(584)	(100.0)%	—	—%	—
Other income	5,259	16.2%	4,525	38.2%	3,275

Total noninterest income	$11,300	6.4%	$10,617	20.0%	$8,847

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $5.2 million, or 46% of total noninterest income for 2007 compared with $4.8 million, or 46% of total noninterest income for 2006, compared with $4.2 million or 48% for 2005. In addition to standard NSF fees, we offer a “bounce protection” program that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee. This program and our growing deposit base caused our NSF fee income to increase from 2005 through 2007. Organic growth of NSF fees was $249 thousand or 6% and $236 thousand or 8% for 2007 and 2006, respectively.

Mortgage loan and related fees for 2007 were $1.6 million, compared to $1.4 million in 2006 and to $1.5 million in 2005. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. The loan and fee income is recognized when the sale occurs. Mortgages originated for sale in the secondary market totaled $80.1 million in 2007 compared to $88.9 million in 2006. Mortgages sold in the secondary market totaled $83.3 million compared to $84.6 million in 2006. In 2005, we originated and sold approximately $85.3 million of residential mortgages. We sold these loans with the right to service the loans (the servicing asset) being released to the purchaser for a fee. We do not originate sub-prime loans. We anticipate continued pressure for the mortgage department in 2008 due to the softness in the real estate market.

As described in Net Interest Income section above, we de-leveraged a portion of our balance sheet during April 2007 by selling approximately $27.0 million in investment securities to pay down our overnight borrowings. This transaction eliminated negative spread. The sale occurred prior to the release of our quarterly report on Form 10-Q for the period ended March 31, 2007, thereby triggering an other-than-temporary impairment of securities as of March 31, 2007. The impairment charge represents the loss position of the sold securities as of March 31, 2007, with an additional loss of $168 thousand recognized upon the final sale in April.

Other income for 2007 was $5.3 million, compared to the 2006 level of $4.5 million and the 2005 level of $3.3 million. The components of other income primarily consist of point-of-sale fees on debit cards, credit card fee income, ATM fee income, earnings of bank-owned life insurance, trust fee income, underwriting revenue, safe deposit box fee income and gains on sales of other real estate, repossessions, leased equipment and premises and equipment. The major contributors to increasing other income by $734 thousand or 16% during 2007 were (1) trust fee income increasing 66% to $655 thousand, (2) gains on sales increasing 19% and (3) point-of-service fees increasing 19%. Assets under management for the trust department grew $65.0 million or 58% to $176.3 million as of December 31, 2007. We anticipate continued increases in our fee income during 2008.

Bank-owned life insurance income, a component of other income, remained consistent at $905 thousand for 2007, as compared to $883 thousand for 2006. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. Additionally, the insurance death benefit will be a tax free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 6.7% during 2007.

Noninterest Expense

Total noninterest expense for 2007 was $41.4 million, compared to $40.0 million in 2006 and to $35.4 million in 2005. Noninterest expense for 2007 and 2006 included increases of approximately $728 thousand and $2.7 million, respectively in salaries and benefits as a result of growth within our core banking markets and the acquisition of Jackson Bank in August 2005. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense for 2008 as a result of our branching activities. The following table represents the components of noninterest expense for the years ended December 31, 2007, 2006 and 2005.

Noninterest Expense

	For the Years Ended
	2007	Percent Change	2006	Percent Change	2005
	(dollar amounts in thousands)
Salaries & benefits	$22,836	3.3%	$22,108	13.8%	$19,428
Occupancy	3,429	8.2%	3,169	16.3%	2,725
Furniture and equipment	3,378	(1.9)%	3,444	19.5%	2,881
Professional fees	1,577	(18.2)%	1,927	41.3%	1,364
Losses and write-downs on other real estate owned, repossessions and fixed assets	1,411	71.9%	821	4.2%	788
Data processing	1,399	5.4%	1,327	11.6%	1,189
Intangible asset amortization	985	(20.9)%	1,246	34.1%	929
Communications	734	(8.4)%	801	32.4%	605
Printing & supplies	521	(1.1)%	527	0.4%	525
Advertising	456	4.3%	437	(28.4)%	610
Other expense	4,715	12.0%	4,210	(0.3)%	4,329

Total noninterest expense	$41,441	3.6%	$40,017	13.1%	$35,373

Total salaries and benefits increased 3% in 2007 as compared to 2006. The increase in salaries and benefits is related to our staff additions to accommodate our growth and to staff our two de novo branches in April and May 2007. As of December 31, 2007, we had 40 full service banking offices and five leasing offices with 371 full-time equivalent employees; as of December 31, 2006, we had 38 full service banking offices and three leasing offices with 369 full-time equivalent employees; and as of December 31, 2005, we had 37 full service banking offices and four leasing offices with 358 full-time equivalent employees. In the future, we plan to identify additional locations in Knoxville, Chattanooga and Cleveland, Tennessee, as well as locations for possible expansion in the north metro Atlanta, Georgia and metro Nashville, Tennessee markets. At this time, we have a written option to purchase land for a future de novo branch in Hixson (Chattanooga), Tennessee. While we will be opportunistic, we are mindful of the additional expense associated with de novo growth branches.

Total occupancy expense for 2007 increased by 8% compared with 2006, which was 16% more than total occupancy expense in 2005. The increase in 2007 was primarily due to the opening of our new corporate headquarters in December 2006, as well as the completion of our two new de novo branches in Algood and Cleveland, Tennessee in April and May 2007, respectively. The increase in 2006 was primarily due to a full year of expenses related to the five Jackson Bank branches which accounted for approximately $260 thousand or 59% of the overall increase. As of December 31, 2007, we leased 13 facilities and the land for five branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment, communication and printing and supplies expense decreased in 2007 due to cost controls implemented. The increase in 2006 was due to a full year of expenses related to Jackson Bank’s five branches.

Professional fees decreased by $350 thousand or 18% from 2006 to 2007. Professional fees include fees related to investor relations, outsourcing internal audit, loan review, compliance and information technology audits to Professional Bank Services (including testing under Section 404 of the Sarbanes-Oxley Act of 2002 (SOX Section 404)), as well as external audit, tax services and legal and accounting advice related to, among other things, lending activities, potential acquisitions, investment securities, trademarks and intangible properties. The decrease in 2007 primarily relates to reduced cost for SOX Section 404 testing. The increase in 2006 primarily relates to additional investor relations expense and SOX Section 404 testing. We recently decided to transition most internal audit functions in-house, including SOX Section 404 testing, and we anticipate further reduced professional fees in 2008 due to this decision.

Losses and write-downs on other real estate owned, repossessions and fixed assets increased $590 thousand or 72% from 2006 to 2007. The increase is primarily related to write-downs and losses on repossessions associated with our leasing companies. In the second half of 2007, management took an aggressive sales approach and incurred losses and write-downs of $943 thousand in the fourth quarter of 2007. We anticipate losses and write-downs to decrease in 2008.

Data processing expense increased $72 thousand or 5% in 2007 as compared to 2006. The monthly fees associated with data processing are typically based on transaction volume. The increase in 2006 was primarily related to certain credit administration software costs and the increase in transaction volume with the full year of Jackson Bank. The credit administration software (Baker Hill) provides risk analysis for retail loan applications. This program was implemented throughout all markets during 2007. We anticipate data processing expense to increase as we continue to grow.

Intangible asset amortization decreased by $261 thousand or 21% in 2007 as compared to 2006 and increased $317 thousand or 34% in 2006 compared to 2005. The decrease in 2007 is due to the declining expense of the aging core deposit intangible assets. The increase in 2006 is due to the full year of expense associated with the non-compete and core deposit intangible asset associated with the Jackson Bank acquisition. Amortizing intangible assets include core deposit intangible assets, a license fee agreement, and a non-compete agreement. The core deposit intangible assets amortize on an accelerated basis over an estimated useful life of ten years. The license fee agreement relates to operating the Primer Banco Seguro branches within our market. The original life of ten years was reduced to five years during 2005 when we recorded an impairment charge, which was recorded to other noninterest expense. The non-compete agreement is amortizing on a straight-line basis of the useful life of four years.

Each year, goodwill is evaluated for possible impairment. To date, no indications of impairment have been identified, thus no impairment expense has been recorded.

The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2008	2009	2010	2011	2012
	(in thousands)
Core deposit intangible amortization expense	$602	$513	$465	$444	$382
Covenant not to compete	102	—	—	—	—
License fee agreement amortization expense	50	42	—	—	—

Total amortization expense	$754	$555	$465	$444	$382

Other expense increased $505 thousand or 12% in 2007 as compared to 2006 and decreased $119 thousand in 2006 as compared to 2005. The increase in 2007 primarily relates to a $332 thousand increase in expenses associated with repossessed assets and other real estate owned, including but not limited to maintenance and repairs, back-taxes and storage costs. Additionally, FDIC assessments increased $113 thousand in 2007 compared to 2006 based on new assessment rates. Other expense in 2005 included $427 thousand in costs that are not considered to be in the normal course of business or recurring in nature. These costs were offset by increases in normal operating items as a function of our growth in 2006.

Income Taxes

We recorded income tax expense of $5.3 million in 2007, compared with $5.3 million in 2006 and $3.6 million in 2005. Our effective tax rates for 2007, 2006 and 2005 were 32%, 32% and 33%, respectively. Barring legislative tax changes, we anticipate our effective tax rate to remain stable in 2008. As of December 31, 2007, our net deferred tax liability was $266 thousand and as of December 31, 2006, it was $648 thousand.

Statement of Financial Condition

Our total assets were $1.2 billion, an increase of $82.2 million or 7% over 2006. The de-leveraging of the balance sheet in the second quarter by selling investment securities and paying down overnight borrowings reduced our balance sheet by approximately $27.0 million. Total balance sheet growth excluding this transaction was 10%. Our growth is directly related to deposit growth and the funds available to us for investment. We anticipate additional balance sheet growth during 2008.

We continue to seek means to enhance our core deposit market share through acquisitions and further branching to the extent our capital will enable us to do so.

Loans

Our loan demand continues to be strong. Total loans increased 12% from year-end 2006 to year-end 2007 and increased 13% from year-end 2005 to year-end 2006. The increase in loans in 2007 is attributable to (1) commercial real estate loans increasing $45.2 million or 26%, (2) construction and land development loans increasing $42.9 million or 25%, (3) commercial and industrial loans increasing $16.6 million or 14% and (4) 1-4 family residential loans increasing $16.4 million or 7% as compared to 2006. The increase in loans in 2006 is attributable to strong organic growth from the efforts of our branching and lending teams. We believe that general loan growth will remain strong. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will continue to use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity. The following table presents a summary of the loan portfolio by category for the last five years.

Loans Outstanding

	As of December 31,
	2007	Percent Change	2006	Percent Change	2005	Percent Change	2004	Percent Change	2003	Percent Change
	(dollar amounts in thousands)
Commercial—leases, net of unearned	$41,587	(20.1)%	$52,039	(17.7)%	$63,205	4.9%	$60,228	100.0%	$—	—
Commercial—loans	138,015	13.7%	121,385	11.4%	108,974	21.8%	89,440	(12.2)%	101,859	(3.0)%
Real estate—construction	216,583	24.7%	173,652	48.0%	117,352	52.0%	77,209	88.1%	41,039	50.9%
Real estate— mortgage	492,191	14.4%	430,385	10.0%	391,126	32.0%	296,202	14.7%	258,163	71.5%
Installment loans to individuals	63,156	(6.9)%	67,858	4.9%	64,694	(3.4)%	66,940	(10.8)%	75,013	16.8%
Other	1,573	(30.8)%	2,274	(31.3)%	3,308	41.5%	2,338	20.6%	1,939	15.5%

Total Loans	$953,105	12.4%	$847,593	13.2%	$748,659	26.4%	$592,357	23.9%	$478,013	37.1%

Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

Loans by Collateral Type

	As of December 31,
	2007	% of Loans	2006	% of Loans	2005	% of Loans	2004	% of Loans	2003	% of Loans
	(dollar amounts in thousands)
Secured by real estate:
Construction and land development	$216,583	22.7%	$173,652	20.5%	$117,352	15.7%	$77,209	13.0%	$41,039	8.6%
Farmland	6,870	0.7%	10,243	1.2%	12,799	1.7%	14,797	2.5%	2,659	0.6%
Home equity lines of credit	80,326	8.4%	76,872	9.1%	78,387	10.5%	68,126	11.5%	50,682	10.6%
Residential first liens	172,003	18.0%	159,172	18.8%	133,743	17.8%	72,530	12.2%	73,837	15.4%
Residential junior liens	10,044	1.1%	9,961	1.2%	8,630	1.2%	4,009	0.7%	4,140	0.9%
Multi-family residential	11,017	1.2%	10,301	1.2%	9,395	1.2%	9,301	1.6%	10,849	2.3%
Non-farm and non-residential	211,931	22.3%	163,836	19.3%	148,172	19.8%	127,439	21.5%	15,996	24.2%

Total Real-Estate	708,774	74.4%	604,037	71.3%	508,478	67.9%	373,411	63.0%	299,202	62.6%

Other loans:
Commercial—leases, net of unearned	41,587	4.3%	52,039	6.1%	63,205	8.4%	60,228	10.2%	$—
Commercial and industrial	138,015	14.5%	121,385	14.3%	108,974	14.6%	89,440	15.1%	101,859	21.3%
Agricultural production	1,344	0.1%	1,962	0.2%	2,401	0.3%	1,942	0.3%	1,728	0.4%
Credit cards and other revolving credit	—	—%	1,513	0.2%	1,934	0.3%	1,718	0.3%	1,071	0.2%
Consumer installment loans	62,730	6.6%	66,028	7.8%	62,760	8.4%	65,222	11.0%	73,942	15.5%
Other	655	0.1%	629	0.1%	907	0.1%	396	0.1%	211	0.0%

Total other loans	244,331	25.6%	243,556	28.7%	240,181	32.1%	218,946	37.0%	178,811	37.4%

Total loans	$953,105	100.0%	$847,593	100.0%	$748,659	100.0%	$592,357	100.0%	$478,013	100.0%

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2007. Our loan policy does not permit automatic roll-over of matured loans.

Loans by Maturity

	As of December 31, 2007
	Less than three months	Over three months to twelve months[1]	One year to five years	Over five years	Total
	(in thousands)
Closed end 1-4 family residential	$35,847	$23,353	$99,089	$13,714	$172,003
All other loans	430,282	65,415	277,691	7,714	$781,102

Total	$466,129	$88,768	$376,780	$21,428	$953,105

[1]	Nonaccrual loans are included in the three to twelve month bucket.

Asset Quality

We consider our asset quality to be of primary importance. At year-end 2007 our net loan portfolio was 78% of total assets. Over the past few years, we have improved our commercial and retail underwriting standards, enhanced our detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate risk management, improved our consumer portfolio risk pricing and standardized underwriting and developed a more comprehensive analysis of our allowance. Our loan review process targets 60% to 70% of our portfolio for review over an 18-month cycle. More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

The allowance for loan and lease losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. We analyze the loan portfolio regularly to identify potential problems. We undertake this analysis in conjunction with the establishment of our allowance for loan losses to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced. Furthermore, our policy requires regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed. These analyses are thoroughly reviewed by our credit administration group. In addition to these analyses of existing loans, management considers our loan growth, historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect possible loan losses.

Our asset quality ratio of charge-offs to average loans improved in 2007 as compared to 2006. In 2007, loan charge-offs decreased to $1.1 million or twelve basis points of average loans compared to $2.2 million or 28 basis points in 2006. Charge-offs as a result of bankruptcy reduced to $317 thousand in 2007 from $897 thousand in 2006. Our 2007 charge-off to average loan ratio was eleven basis points better than FSGBank’s peer group average of 23 basis points as reported in the Uniform Bank Performance Report as of December 31, 2007. We believe that charge-offs, as a percent of average loans, will increase in 2008 due to the effects of a weakening economy and tighter lending standards in the banking industry.

Our allowance for loan and lease losses as a percentage of total loans was 1.15% and non-performing assets as a percentage of total assets were 63 basis points. The largest components of non-performing assets in 2007 were non-accrual loans and other real estate owned. For 2006, the largest components were non-accrual loans and repossessed assets. The increase in non-accrual loans is primarily attributable to one leasing relationship, which was reclassified as non-accrual during the fourth quarter of 2007. The decrease in repossessed assets is due to the adoption of an aggressive sales approach during the fourth quarter. We are actively marketing our repossessions in order to maximize value and minimize carrying cost. Loans 90 days past due increased from 2006 to 2007 primarily due to one relationship, which consists of well secured land and construction development loans, for which we do not anticipate any significant losses. During the fourth quarter of 2006, we created a centralized collection department. This department aggressively collects the past due loans and manages the marketing of the repossessions and other real estate owned.

The following table presents a summary of changes in the allowance for loan and lease losses for the past five years.

Analysis of the Allowance for Loan and Lease Losses

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands)
Allowance for loan and lease losses—
Beginning of period	$9,970	$10,121	$8,312	$5,827	$5,362
Provision for loan and lease losses	2,115	2,064	2,922	3,399	2,122
Additions due to business combinations	—	—	1,261	2,011	1,011

Sub-total	12,085	12,185	12,495	11,237	8,495

Charged off loans:
Commercial—leases	692	455	900	—	—
Commercial—loans	133	943	779	1,733	2,188
Real estate—construction	44	24	55	45	—
Real estate—residential mortgage	423	764	261	401	11
Consumer and other	575	535	883	1,248	1,001

Total charged off	1,867	2,721	2,878	3,427	3,200

Recoveries of charged-off loans:
Commercial—leases	57	5	43	26	—
Commercial—loans	256	90	148	385	387
Real estate—construction	2	—	12	—	—
Real estate—residential mortgage	201	149	92	17	—
Consumer and other	222	262	209	74	145

Total recoveries	738	506	504	502	532

Net charged-off loans	1,129	2,215	2,374	2,925	2,668

Allowance for loan and lease losses—end of period	$10,956	$9,970	$10,121	$8,312	$5,827

Total loans—end of period	$953,105	$847,593	$748,659	$592,357	$478,013
Average loans	$940,490	$796,866	$657,928	$514,479	$422,332

As a percentage of average loans:
Net loans charged-off	0.12%	0.28%	0.36%	0.57%	0.63%
Provision for loan and lease losses	0.22%	0.26%	0.44%	0.66%	0.50%
Allowance for loan and lease losses as a percentage of:
Year-end loans	1.15%	1.18%	1.35%	1.40%	1.22%
Non-performing assets	143.07%	145.21%	212.76%	143.43%	675.99%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan category (See Provision for Loan and Lease Losses).

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(dollar amounts in thousands)
Commercial—leases	$2,134	4.4%	$1,639	6.1%	$1,505	8.4%	$1,202	10.2%	$—	—
Commercial—loans	2,638	14.5%	2,375	14.3%	2,525	14.8%	2,244	20.0%	2,379	24.6%
Real estate—construction	1,594	22.7%	1,613	20.5%	665	17.1%	700	13.1%	262	8.9%
Real estate—mortgage	3,695	51.6%	3,439	50.8%	4,396	50.8%	3,432	44.7%	2,187	50.6%
Consumer	778	6.8%	841	8.3%	864	8.6%	728	12.0%	712	15.9%
Unallocated and charter condition	117	—	63	—	166	—	6	—	287	—

Total	$10,956	100%	$9,970	100%	$10,121	100%	$8,312	100.0%	$5,827	100.0%

We believe that the allowance for loan and lease losses at December 31, 2007 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $3.4 million, $2.7 million and $1.3 million as of December 31, 2007, 2006 and 2005, respectively. We earned interest of $81 thousand, $198 thousand and $79 thousand on these loans during 2007, 2006 and 2005, respectively. If these loans had been performing, we would have earned an additional $151 thousand, $36 thousand and $20 thousand in 2007, 2006 and 2005, respectively. We are not aware of any loans which represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention has been excluded from amounts disclosed as nonperforming loans. Nonperforming assets represent potential losses to us; however, in compliance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, we have measured the impairment of these loans and adjusted them to either the present value of expected future cash flows, the fair value of the collateral, or the observable market price.

Loans 90 days or more past due totaled $2.3 million and consisted of $1.1 million in residential 1 – 4 family mortgage loans, $1.0 million in construction and land development loans, $63 thousand in consumer loans, $26 thousand in non-farm/nonresidential loans and $29 thousand in commercial and industrial and other loans.

The $2.5 million in other real estate owned consisted of $1.6 million in vacant land and construction, $215 thousand in residential real estate and $629 thousand in nonfarm/nonresidential property. All of these properties have been written down to their respective fair values.

At December 31, 2007, we owned repossessed assets in the amount of $1.8 million, compared to $2.2 million at December 31, 2006 and compared to $1.9 million at December 31, 2005. All repossessions are carried at the lower of cost or fair market value less selling costs. Initial adjustments to the value are recorded as a charge-off through the allowance for loan and lease losses. Subsequent declines in value are recorded through the income statement. Charge-offs related to repossessions totaled $694 thousand in 2007. Subsequent write-downs and losses on repossessions totaled $1.2 million for 2007. The majority of our repossessions are related to our leasing portfolio. We anticipate charge-offs to increase in 2008 due to current economic conditions. Subsequent write-downs and losses for 2008 will be dependant on our marketing efforts and local and regional pricing of trucking and construction equipment.

There are no commitments to lend additional funds to customers with loans on nonaccrual status as of December 31, 2007. The table below summarizes our nonperforming assets for the last five years.

Nonperforming Assets

	As of December 31,
	2007	2006	2005	2004	2003
	(dollar amounts in thousands)
Nonaccrual loans	$3,372	$2,653	$1,314	$985	$183
Loans past due 90 days and still accruing	2,289	1,325	1,042	1,230	2,194

Total nonperforming loans	5,661	3,978	2,356	2,215	2,377

Other real estate owned	2,452	1,982	1,552	2,338	536
Repossessed assets	1,834	2,231	1,891	2,472	143
Nonaccrual loans	3,372	2,653	1,314	985	183

Total nonperforming assets	$7,658	$6,866	$4,757	$5,795	$862

Nonperforming loans as a percentage of total loans	0.59%	0.47%	0.31%	0.37%	0.50%
Nonperforming assets as a percentage of total assets	0.63%	0.61%	0.46%	0.76%	0.13%
Nonperforming assets + loans 90 days past due to total assets	0.82%	0.72%	0.56%	0.92%	0.47%

While nonperforming assets have increased over prior years, our key nonperforming asset ratios are significantly better than our peer group. The ratio of nonaccrual loans and loans 90 days past due to gross loans was 0.59% and 1.06% for us and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 51.67% and 90.23% for us and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to equity capital was 4.00% and 7.58% for FSGBank and our peer group, respectively. The ratio of nonaccrual loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 0.85% and 1.26% for us and our peer group, respectively.

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use three categories to classify our securities: “held-to-maturity,” “available-for-sale” and “trading.” Currently, all of our investments are classified as available-for-sale. While we have no plans to liquidate a significant amount of any securities, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.

Securities in our portfolio totaled $131.8 million at December 31, 2007, compared to $153.8 million at December 31, 2006. The reduction in the securities portfolio occurred as a result of our efforts to utilize a portion of the liquidity to fund loan growth instead of reinvesting in securities, as well as the sale of $27.0 million of available-for-sale securities to de-leverage our balance sheet in the second quarter of 2007. While our level of liquid assets has decreased, we believe our current level provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio. As of December 31, 2007, the available-for-sale securities portfolio had unrealized gains of approximately $560 thousand, net of tax, as compared to an unrealized loss of approximately $871 thousand, net of tax, at December 31, 2006. Our securities portfolio at December 31, 2007 consisted of tax-exempt municipal securities, taxable municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

The following table provides the amortized cost of our securities, as of December 31, 2007, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities—Amortized Cost

Investment Security Type	Less than one year	One year to five years	Five years to ten years	More than ten years
	(dollar amounts in thousands)
Municipal—tax exempt	$1,175	$9,516	$24,276	$8,004
Municipal—taxable	—	—	—	—
Agency bonds	3,676	13,465	8,983	—
Agency issued REMICs	—	24,620	—	—
Agency issued pools	23	15,567	7,328	7,795
Asset backed & CMOs	—	6,387	—	—
Other	—	—	—	186

Total	$4,874	$69,555	$40,587	$15,985

Tax equivalent yield	4.51%	5.05%	5.59%	5.79%

The following table details our investment portfolio by type of investment.

Investment Securities by Type—Amortized Cost

	As of December 31,
	2007	2006	2005
	(in thousands)
Securities Available-for-Sale
Debt Securities—
Federal Agencies	$26,124	$33,547	$35,304
Mortgage-Backed	61,720	75,716	80,267
Municipals	42,971	45,115	41,814
Other	186	702	1,000

	$131,001	$155,080	$158,385

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond.

The bond is a $250 thousand investment in a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of December 31, 2007, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders equity. As of year-end 2007, the book value and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$34,640	$29,823
Federal Home Loan Mortgage Corporation	$37,474	$36,686

At December 31, 2007, we had no federal funds sold, compared to $1.6 million at December 31, 2006. The decrease in federal funds sold as compared to 2006 is primarily due to our loan growth exceeding our core deposit growth. As a result, we utilized the liquidity to assist in funding the loan growth.

As of December 31, 2007, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.

Deposits and Other Borrowings

Deposits decreased by $19.4 million, or 2%, from year-end 2006 to year-end 2007 primarily due to our decision not to replace maturing brokered certificates of deposit with new brokered CDs but rather to replace them with overnight borrowings. Our decision was based on anticipated declining interest rates during the second half of 2007. As a result of this decision and the actual decline in interest rates during the second half of the year, we estimate that this decision saved approximately $20 thousand in interest expense during the fourth quarter of 2007, and we are estimating interest savings of approximately $100 thousand for 2008. At current interest rate levels, we anticipate shifting our funding allocation in the first half of 2008, resulting in a decline in overnight borrowings and an increase in brokered CDs. Excluding the impact of brokered CDs, we organically grew our deposits $3.8 million in 2007. The fastest growing sector of our core deposit base was retail CDs, which increased $1.2 million year over year. We define core deposits to include interest bearing and non-interest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider our retail CDs to be a stable source of funding because they are in-market, relationship oriented deposits. Core deposit growth is an important tenet to our business strategy. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, we plan to continue our de novo branch growth model. As a result of these future branches and the branches we opened in the past few years, we anticipate that our deposits will continue to increase in 2008. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2007.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 or more	$73,376	$54,783	$69,725	$27,607
Brokered certificates of deposit	$9,273	$10,292	$20,575	$23,591

At December 31, 2007 and 2006, we had securities sold under repurchase agreements with commercial checking customers of $23.5 million and $20.9 million, respectively. We also had a structured repurchase agreement with another financial institution of $10.0 million at December 31, 2007. This agreement has a five year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement is callable at the first anniversary and quarterly thereafter. The stated maturity is November 2012.

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances. We also use FSGBank’s borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Collateral Pool. The $9 million letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.

The terms of FHLB advances and other borrowing as of December 31, 2007 are as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
2008	12/31/2007	FHLB overnight advance	$60,000,000	Overnight	4.00%	1/2/2008
2008	12/31/2007	FHLB overnight advance	15,000,000	Overnight	4.28%	1/2/2008
2008	12/31/2007	Federal Funds Purchased	18,960,000	Overnight	3.85%	1/2/2008
2008	12/31/2007	Federal Funds Purchased	9,820,000	Overnight	4.60%	1/2/2008
2008	1/26/2004*	FHLB fixed rate advance	2,667,000	48 months	3.34%	1/25/2008
2009	1/26/2005*	FHLB fixed rate advance	2,667,000	48 months	4.11%	1/26/2009
2011	6/18/1996*	FHLB fixed rate advance	1,459	180 months	7.70%	7/1/2011
2011	9/16/1996*	FHLB fixed rate advance	2,776	180 months	7.50%	10/1/2011
2012	9/9/1997*	FHLB fixed rate advance	3,581	180 months	7.05%	10/1/2012
2015	1/5/1995	Fixed rate mortgage note	117,000	240 months	7.50%	1/5/2015

Aggregate composite rate	4.06%
Overnight rate	4.08%
48 month composite rate	3.73%
180 month composite rate	7.34%

*	Assumed as part of the acquisition of Jackson Bank.

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and federal funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2007, our cumulative one-year gap was a negative (or liability sensitive) $76.1 million, or 7.0% of total earning assets. The cumulative one-year gap as of December 31, 2006 was a negative $21.3 million, or 2.1% of total earning assets. The increase is primarily related to our election to place maturing brokered CDs into overnight borrowings in anticipation of falling interest rates.

The following “gap” analysis provides information based on maturities. The “Interest Rate Risk Income Sensitivity Summary” table, located in Item 7A incorporates additional assumptions, including prepayments on loans and securities and reinvestments of paydowns and maturities of loans, investments, and deposits. Incorporating the additional assumptions, we remain asset sensitive. We believe the Income Sensitivity Summary table located in Item 7A provides a more accurate analysis related to interest rate risk.

Strong competition in our markets combined with the Federal Reserve Board’s easing of interest rates continues to pressure quality loan rates downward. While deposit rates are also declining in our markets, competition for core deposits remains high, therefore a delicate balance exists between pricing and maintaining growth. The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2007. Variable rate loans are shown in the category of due “one to three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 25% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2007
	Within Three Months	After Three Months but Within One Year	After One but Within Five Years	After Five Years and Non-rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$196	$100	$—	$—	$296
Federal funds sold	—	—	—	—	—
Securities	3,052	3,345	55,704	69,748	131,849
Mortgage loans held for sale	4,396	—	—	—	4,396
Loans	464,605	85,896	376,780	21,428	948,709

Total interest earning assets	472,249	89,341	432,484	91,176	1,085,250

Interest bearing liabilities:
Demand deposits	3,445	3,445	55,747	—	62,637
MMDA deposits	12,069	12,069	72,412	—	96,550
Savings deposits	3,480	3,480	27,842	—	34,802
Time deposits	162,996	296,799	89,055	—	548,850
Fed funds purchased/repos	52,286	10,000	—	—	62,286
Other borrowings	77,667	—	2,667	125	80,459

Total interest bearing liabilities	311,943	325,793	247,723	125	885,584
Noninterest bearing sources of funds	—	—	—	199,666	199,666

Interest sensitivity gap	$160,306	$(236,452)	$184,761	$(108,615)	$—

Cumulative sensitivity gap	$160,306	$(76,146)	$108,615	$—	$—

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on management service fees and dividends from FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $6.1 million as of December 31, 2007, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, including dividends, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At December 31, 2007, our consolidated liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 13% (excluding anticipated loan repayments). Three, six, nine and twelve months earlier on September 30th, June 30th, March 31st and December 31st, our liquidity ratios were 13%, 13%, 17% and 18%, respectively. The reduction in the liquidity ratio in the second quarter of 2007 was primarily related to our decision to de-leverage our balance sheet by selling approximately $27.0 million of investment securities to pay-down our overnight borrowings. We anticipate our liquidity ratio to average around 12% for 2008.

As a member of the FHLB, FSGBank has attained short and long-term borrowing capability secured by a blanket lien on its qualifying 1-4 family first mortgage loan portfolio and qualifying commercial real estate loan portfolio. As of December 31, 2007, the outstanding overnight and term borrowings were $75.0 million and $5.3 million, respectively. FSGBank also used its borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family first mortgage and commercial real estate loans. As of December 31, 2007, our unused borrowing capacity (using 1-4 family first mortgage and commercial real estate loans) at FHLB was $34.0 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $99.5 million at December 31, 2007, which it can use to borrow funds to meet short-term liquidity needs. The federal funds lines in use at year-end totaled $28.8 million. Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $6.5 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. We may also pledge investment securities against a line of credit at a commercial bank as an additional source of short-term funding. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business.

We utilize brokered CDs to provide an additional source of funding for loan growth. As of December 31, 2007, we had $63.7 million in brokered CDs outstanding with a weighted average remaining life of approximately 12 months, a weighted average coupon rate of 4.91% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 5.10%. Included in the above balance are $15 million of brokered CDs with call features. We have elected our call option on all $15 million during the first quarter of 2008 and are currently replacing with lower rate brokered CDs. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Management believes that our liquidity sources are adequate to meet our operating needs.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $304.2 million at year-end. The following table illustrates our significant contractual obligations at December 31, 2007 by future payment period.

Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit(1)	$548,850	$459,566	$80,174	$9,110	$—
Federal funds purchased and securities sold under agreements to repurchase(2)	62,286	62,286	—	—	—
FHLB borrowings	80,342	77,667	2,675	—	—
Operating lease obligations(3)	5,275	961	1,802	864	1,648
Note payable(4)	117	13	29	34	41

Total	$696,870	$600,493	$84,680	$10,008	$1,689

[1]

Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

[2]	We expect securities repurchase agreements to be re-issued and, as such, they do not necessarily represent an immediate need for cash.

[3]	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

[4]	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided by operations in 2007 total $21.6 million compared to net cash provided by operations of $21.6 million and $16.8 million for 2006 and 2005, respectively. Cash flows from operations in 2005 were reduced due to the non-cash gain on business combination of $3.5 million. Excluding this item, cash flows from operations have remained consistent over the last three years. Net cash used in investing activities decreased to $86.3 million in 2007 as compared to $108.1 million and $104.3 million in 2006 and 2005, respectively. The decrease in 2007 can be attributed to the sale of $27.0 million in available-for-sale securities in 2007, compared to $9.8 million in 2006, as well as a reduction in purchases of available-for-sale securities. The increase in 2006 can be attributed to the increase in the loan portfolio. Net cash provided by financing activities was $64.0 million in 2007 compared to $72.8 million and $113.4 million in 2006 and 2005, respectively. The proceeds from our initial public offering of $44.7 million are included in the 2005 figure. The net decrease in deposits for 2007 was offset by increases in other borrowings. Our primary financing method continues to be increasing our deposits, which is a result of our sales and branching activities. An increase in advances on other borrowing provided additional financing to support our loan growth. These increases in financing activities were partially offset by the repurchase of common stock and cash dividends paid.

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

The following table compares the required capital ratios maintained by First Security and FSGBank.

December 31, 2007	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%	4.0%	10.8%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.8%	11.3%
Leverage ratio	5.0%	4.0%	9.7%	9.2%

December 31, 2006	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.0%	11.1%
Total capital to risk adjusted assets	10.0%	8.0%	13.1%	12.1%
Leverage ratio	5.0%	4.0%	10.5%	9.7%

Effect of Governmental Policies

We are affected by the policies of regulatory authorities, including the Federal Reserve Board and the OCC. An important function of the Federal Reserve Board is to regulate the national money supply.

Among the instruments of monetary policy used by the Federal Reserve Board are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

The monetary policies of the Federal Reserve Board and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels or loan demand or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

Legislation is from the time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies that could affect our business. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which our business may be affected thereby.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2007 and 2006, was as follows:

	2007	2006
	(in thousands)
Commitments to Extend Credit	$304,187	$270,662
Standby Letters of Credit	$16,923	$15,998

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, Business Combinations, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Cost such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that this issuance will have on our consolidated financial statements; however, we anticipate that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS 159 requires that assets and liabilities that are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities, which are measured using another measurement attribute. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well. We early adopted SFAS 159 effective January 1, 2007. Note 17 of our consolidated financial statements provides further information.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted. We adopted SFAS 157 effective January 1, 2007. Note 17 of our consolidated financial statements provides further information.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date is for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. The adoption did not have a material impact on our consolidated financial statements. Note 12 of our consolidated financial statements provides further information.

In November 2005, the FASB issued a FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (FSP), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not had a material impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (SFAS 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123R resulted in compensation expense recorded to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. As we continue to diversify our risks, we anticipate utilizing the fair value option on future transactions in circumstances that we can match market value or interest rate sensitivity. We do not deal in international instruments, and therefore are not exposed to the risks inherent to foreign currency. Additionally, as of December 31, 2007, we had no trading assets that exposed us to the risks in market changes.

Our interest rate risk management is the responsibility of our Board of Directors’ Asset/Liability Committee (ALCO). The committee has established policies and limits for management to monitor, measure and coordinate our sources, uses, and pricing of funds.

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with our interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of our earnings. ALCO utilizes the results of both a static and dynamic gap report, as well as an income simulation report, to quantify the estimated exposure of net interest income to a sustained change in interest rates.

We monitor and forecast potential interest rate changes based on market data. In a falling interest rate environment, we closely monitor our funding sources and pricing to minimize the impact to our net interest margin for our asset sensitive balance sheet.

The gap analysis projects net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $4.4 million or 9%, as a result of a 200 basis point decline in rates. The model also predicts a $2.7 million increase in net interest income, or 6%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by our guidelines. The following chart reflects First Security’s sensitivity to changes in interest rates as of December 31, 2007. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(dollar amounts in thousands)
Net interest income	$44,495	$48,922	$51,622
$ change net interest income	(4,437)	—	2,700
% change net interest income	(9.07)%	0.00%	5.52%

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

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Security Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008, expressed an unqualified opinion on the effectiveness of First Security Group, Inc. and subsidiary’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 17, 2008

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(in thousands, except share data)

	2007	2006
ASSETS
Cash and Due from Banks	$27,394	$26,512
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	1,600

Cash and Cash Equivalents	27,394	28,112

Interest Bearing Deposits in Banks	296	481

Securities Available-for-Sale	131,849	153,759

Loans Held for Sale	4,396	7,524
Loans	948,709	840,069

Total Loans	953,105	847,593
Less: Allowance for Loan and Lease Losses	10,956	9,970

	942,149	837,623

Premises and Equipment, net	34,751	35,835

Goodwill	27,156	27,156

Intangible Assets	3,200	4,185

Other Assets	45,160	42,652

TOTAL ASSETS	$1,211,955	$1,129,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits—
Noninterest Bearing Demand	$159,790	$168,654
Interest Bearing Demand	62,637	66,787

	222,427	235,441

Savings and Money Market Accounts	131,352	135,784

Time Deposits:
Certificates of Deposit of $100 thousand or more	225,491	205,428
Certificates of Deposit of less than $100 thousand	259,628	258,456
Brokered Certificates of Deposit	63,731	86,892

	548,850	550,776

Total Deposits	902,629	922,001
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	62,286	20,851
Security Deposits	2,799	3,920
Other Borrowings	80,459	24,838
Other Liabilities	16,089	13,405

Total Liabilities	1,064,262	985,015

STOCKHOLDERS’ EQUITY
Common Stock—$.01 par value—50,000,000 shares authorized for 2007 and 2006; 16,774,728 shares issued for 2007 and 17,762,278 shares issued for 2006	116	123
Paid-In Surplus	114,631	124,293
Unallocated ESOP Shares	(4,310)	(5,094)
Retained Earnings	34,279	26,337
Accumulated Other Comprehensive Income (Loss)	2,977	(871)

Total Stockholders’ Equity	147,693	144,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,211,955	$1,129,803

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	2007	2006	2005
INTEREST INCOME
Loans, including fees	$77,288	$67,972	$50,774
Debt Securities—taxable	4,473	5,253	3,698
Debt Securities—non-taxable	1,628	1,596	1,191
Other	134	306	641

Total Interest Income	83,523	75,127	56,304

INTEREST EXPENSE
Interest Bearing Demand Deposits	536	589	433
Savings Deposits and Money Market Accounts	3,168	2,861	2,138
Certificates of Deposit of $100 thousand or more	11,147	8,378	4,136
Certificates of Deposit of less than $100 thousand	13,021	10,417	5,645
Brokered Certificates of Deposit	3,711	3,649	2,987
Other	3,018	1,251	524

Total Interest Expense	34,601	27,145	15,863

NET INTEREST INCOME	48,922	47,982	40,441
Provision for Loan and Lease Losses	2,155	2,184	2,922

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	46,767	45,798	37,519

NONINTEREST INCOME
Service Charges on Deposit Accounts	5,199	4,843	4,221
Loss on Sales of Available-for-Sale Securities	(168)	(197)	(117)
Other-than-Temporary Impairment of Securities	(584)	—	—
Other	6,853	5,971	4,743

Total Noninterest Income	11,300	10,617	8,847

NONINTEREST EXPENSES
Salaries and Employee Benefits	22,836	22,108	19,428
Expense on Premises and Equipment, net of rental income	6,807	6,613	5,606
Other	11,798	11,296	10,339

Total Noninterest Expenses	41,441	40,017	35,373

INCOME BEFORE INCOME TAX PROVISION	16,626	16,398	10,993
Income Tax Provision	5,270	5,286	3,597

INCOME BEFORE EXTRAORDINARY ITEM	11,356	11,112	7,396
Extraordinary Gain on Business Combination, net of income tax of $1,332 for 2005	—	—	2,175

NET INCOME	$11,356	$11,112	$9,571

NET INCOME PER SHARE:
Net Income Per Share Before Extraordinary Item—Basic	$0.67	$0.64	$0.51
Extraordinary Item—Basic	—	—	0.14

Net Income Per Share—Basic	$0.67	$0.64	$0.65

Net Income Per Share Before Extraordinary Item—Diluted	$0.66	$0.63	$0.50
Extraordinary Item—Diluted	—	—	0.14

Net Income Per Share—Diluted	$0.66	$0.63	$0.64

Dividends Declared Per Common Share	$0.20	$0.13	$0.03

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Common Stock		Paid-In Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE—December 31, 2004	12,705	$88	$77,981	$8,262	$114	$—	$86,445
Issuance of Common Stock	5,032	34	45,361			(91)	45,304
Comprehensive income—
Net Income				9,571			9,571	$9,571
Change in Net Unrealized Loss: Securities Available-for-Sale, net of tax and reclassification adjustments					(1,693)		(1,693)	(1,693)

Total Comprehensive income								$7,878

Dividends Paid				(441)			(441)
Repurchase and Retirement of Common Stock (82,727 shares)	(83)		(797)				(797)

BALANCE—December 31, 2005	17,654	122	122,545	17,392	(1,579)	(91)	138,389
Issuance of Common Stock	25		254			(5,471)	(5,217)
Issuance of Common Stock to ESOP	170	1	1,876				1,877
Comprehensive income—
Net Income				11,112			11,112	$11,112
Change in Net Unrealized Loss: Securities Available-for-Sale, net of tax and reclassification adjustments					708		708	708

Total Comprehensive income								$11,820

Dividends Paid				(2,167)			(2,167)
Stock-based Compensation			455				455
ESOP Allocation			80			468	548
Repurchase and Retirement of Common Stock (87,420 shares)	(87)		(917)				(917)

BALANCE—December 31, 2006	17,762	123	124,293	26,337	(871)	(5,094)	144,788
Issuance of Common Stock	13		96				96
Comprehensive income—
Net Income				11,356			11,356	$11,356
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments					1,431		1,431	1,431
Fair value of Derivatives, net of tax and reclassification adjustments					2,417		2,417	2,417

Total Comprehensive income								$15,204

Dividends Paid				(3,414)			(3,414)
Stock-based Compensation			633				633
ESOP Allocation			(10)			784	774
Repurchase and Retirement of Common Stock (1,000,000 shares)	(1,000)	(7)	(10,381)				(10,388)

BALANCE—December 31, 2007	16,775	$116	$114,631	$34,279	$2,977	$(4,310)	$147,693

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,356	$11,112	$9,571
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Provision for Loan and Lease Losses	2,155	2,184	2,922
Gain on Business Combination	—	—	(3,507)
Amortization, net	1,080	1,471	1,316
Stock-Based Compensation	633	455	84
ESOP Compensation	774	548	—
Depreciation	2,688	2,489	2,075
(Gain) Loss on Sale of Premises and Equipment	(56)	(60)	5
Gain on Sale of Other Real Estate and Repossessions, Leased Equipment and Corporate Stock, net	(65)	(348)	(239)
Write-down of Other Real Estate and Repossessions	871	407	641
Write-down of Long-Lived Assets	—	—	308
Other-than-Temporary Impairment of Securities	584	—	—
Loss on the Sale of Available-for-Sale Securities	168	197	117
Accretion of Fair Value Adjustment, net	(512)	(878)	(170)
Accretion of Cash Flow Swaps	(25)	—	—
Accretion of Terminated Cash Flow Swaps	(205)	—	—
Deferred Income Taxes	(1,553)	676	276
Changes in Operating Assets and Liabilities—
Decrease (Increase) in—
Loans Held for Sale	3,128	3,280	1,829
Interest Receivable	(378)	(917)	(1,596)
Other Assets	(90)	(1,542)	(574)
Increase (Decrease) in—
Interest Payable	891	2,792	1,615
Other Liabilities	202	(236)	2,086

Net Cash Provided by Operating Activities	21,646	21,630	16,759

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale Securities—
Maturities, Prepayments and Calls	17,373	23,558	38,839
Sales	27,045	9,791	14,487
Purchases	(21,187)	(30,465)	(60,087)
Net Change in Interest Bearing Deposits in Banks	185	672	63
Loan Originations and Principal Collections, net	(113,956)	(107,589)	(59,952)
Purchase of Bank Owned Life Insurance	—	—	(17,250)
Proceeds from Termination of Cash Flow Swaps	2,010	—	—
Proceeds from Sale of Premises and Equipment	328	587	—
Proceeds from Sale of Other Real Estate Owned and Repossessions	4,016	3,033	4,758
Additions to Premises and Equipment	(1,876)	(7,425)	(2,110)
Capital Improvements to Repossessions and Other Real Estate	(265)	(254)	(481)
Net Cash Paid in Acquisition of Jackson Bank and Trust	—	—	(22,578)

Net Cash Used in Investing Activities	(86,327)	(108,092)	(104,311)

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(19,387)	60,600	80,759
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	41,435	3,957	(6,361)
Net Increase (Decrease) of Other Borrowings	55,621	14,688	(5,011)
Proceeds from Exercise of Stock Options	96	255	630
Proceeds from Issuance of Common Stock	—	—	44,681
Repurchase and Retirement of Common Stock	(10,388)	(917)	(797)
Purchase of ESOP Shares	—	(5,471)	(91)
Proceeds from Sale of Stock to ESOP	—	1,877	—
Dividends Paid on Common Stock	(3,414)	(2,167)	(441)

Net Cash Provided by Financing Activities	63,963	72,822	113,369

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(718)	$(13,640)	$25,817
CASH AND CASH EQUIVALENTS—beginning of year	28,112	41,752	15,935

CASH AND CASH EQUIVALENTS—end of year	$27,394	$28,112	$41,752

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common Stock Pursuant to Incentive Plan	$—	$182	$569
Foreclosed Properties and Repossessions	$6,745	$4,835	$3,303
Purchase Accounting Adjustment to Goodwill	$—	$178	$—
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$35,492	$24,353	$14,250
Income Taxes Paid	$4,568	$6,450	$6,064
ACQUISITIONS
Assets (Noncash) Acquired in Business Combination	$—	$—	$175,649
Liabilities Assumed in Business Combination	$—	$—	$153,071

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

NATURE OF OPERATIONS—The Company is headquartered in Chattanooga, Tennessee, and provides banking services through the Bank to the various communities in eastern and middle Tennessee and northern Georgia. The commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses. The Bank provides traditional banking services, which include obtaining demand and time deposits and the making of secured and nonsecured consumer and commercial loans, as well as trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services, as well as equipment leasing through its wholly owned subsidiaries, Kenesaw Leasing and J&S Leasing.

BUSINESS COMBINATIONS—The Company accounts for business combinations in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method. Under the purchase method, net assets of the acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. The Company typically provides an allocation period, not to exceed one year, to identify and determine the fair values of the assets acquired and liabilities assumed in business purchases. Results of operations of the acquired business are included in the income statement from the date of acquisition.

CASH AND CASH EQUIVALENTS—For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions to be cash equivalents. The Bank is required to maintain noninterest bearing average reserve balances with the Federal Reserve Bank.

INTEREST BEARING DEPOSITS IN BANKS—Interest bearing deposits in banks mature within one year and are carried at cost.

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

A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan losses.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES— The allowance for loan and lease losses is analyzed based upon guidance provided by the regulatory agencies, SFAS No. 5, Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company updates its analysis based on new regulatory or accounting guidance, as appropriate.

The allowance for loan and lease losses is increased by charges to income (provision for loan and lease losses) and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, strength of credit risk management systems, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company periodically analyzes the commercial loan and lease portfolios in an effort to establish an allowance for loan losses that it believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, the Company reviews the size, quality and risk of loans and leases in the portfolio. The Company also, on at least a quarterly basis, considers such factors as:

•	the Company’s loan loss experience;

•	the amount of past due and nonperforming loans;

•	specific known risks;

•	the status of nonperforming assets;

•	underlying estimated values of collateral securing loans;

•	current economic conditions; and

•	other factors which management believes affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Company and is presented to the credit committee of the board of directors on a regular basis.

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

Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. On an annual basis, the Company tests goodwill for impairment. As of December 31, 2007 and 2006, no impairment of goodwill was recognized.

FORECLOSED PROPERTIES AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. At December 31, 2007 and 2006, the Company had $2,452 thousand and $1,982 thousand of foreclosed properties, respectively, and $1,834 thousand and $2,231 thousand of other repossessed items, respectively.

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

ADVERTISING COSTS—Advertising costs are charged to expense when incurred. The Company expensed $456 thousand, $437 thousand and $610 thousand in 2007, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION—Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (SFAS 123R) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in 2006 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123R for 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

2005
(in thousands, except per share amounts)
Net Income As Reported	$9,571
Compensation Expense, net of tax	(291)

Pro forma Net Income	$9,280

Basic Net Income per Share
As Reported	$0.65
Pro forma	$0.63

Diluted Net Income per Share
As Reported	$0.64
Pro forma	$0.62

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

The par value per share is $0.0069 as a result of two 12-for-10 stock splits. For presentation purposes, the par value has been rounded to $0.01. All share data has been retroactively adjusted for the stock splits.

COMPREHENSIVE INCOME—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and cash flow derivatives, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Note 20 provides further information.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2007, the Company has not entered into a transaction in a dealer capacity.

When a derivative is intended to be a qualifying hedged instrument, the Company prepares written hedge documentation that designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

The written documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness include (1) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, (2) statistical regression analysis of changes in fair values of the actual derivative and the hedged item and (3) comparison of the critical terms of the hedged item and the hedging derivative. Changes in fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective and that has been designed and qualifies as a cash flow hedge are initially recorded in other comprehensive income and reclassified to earnings in conjunction with the recognition of the earnings impacts of the hedged item; any ineffective portion is recorded in current period earnings. Designated hedge transactions are reviewed at least quarterly for ongoing effectiveness. Transactions that are no longer deemed to be effective are removed from hedge accounting classification and the recorded impacts of the hedge are recognized in current period income or expense in conjunction with the recognition of the income or expense on the originally hedged item.

The Company’s derivatives are based on underlying risks, primarily interest rates. The Company is utilizing a swap to reduce the risks associated with interest rates. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period.

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk is equal to the fair value gain of the derivative. The credit exposure for swaps is the replacement cost of contracts that have become favorable. Credit risk is minimized by entering into transactions with high quality counterparties that are initially approved by the Board of Directors and reviewed periodically by the Asset Liability Committee. It is the

Company’s policy to require that all derivatives be governed by an International Swap and Derivatives Associations Master Agreement (ISDA). Bilateral collateral agreements may also be required.

FAIR VALUE—The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements, which requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure the fair value, which are provided in Note 17.

RECLASSIFICATIONS—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS—In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, Business Combinations, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Cost such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its consolidated financial statements; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS 159 requires that assets and liabilities that are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities, which are measured using another measurement attribute. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well. The Company early adopted SFAS 159 effective January 1, 2007. Note 17 provides further information.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2007. Note 17 provides further information.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date is for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. The adoption did not have a material impact on the Company’s consolidated financial statements. Note 12 provides further information.

In November 2005, the FASB issued a FASB Staff Position on SFAS No. 115-1 and SFAS No. 124-1 (FSP), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. This FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment of a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under this FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. This FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For public entities that do not file as small business issuers, SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123R resulted in compensation expense recorded to the Company’s financial statements.

NOTE 2—BUSINESS COMBINATIONS

On August 31, 2005, pursuant to an Agreement and Plan of Share Exchange entered into on May 12, 2005, with Jackson Bank & Trust (Jackson Bank), the Company completed its acquisition of 100% of the outstanding shares of common stock of Jackson Bank for $92.39 per share. Subsequent to the Share Exchange, Jackson Bank, including its five branches, was merged into the Bank, with the Bank surviving the transaction. The acquisition was funded through the public offering of the Company’s common stock on August 10, 2005. The acquisition of Jackson Bank, which was formerly headquartered in Gainesboro, Tennessee, has enabled the Company to extend its franchise along the Interstate 40 corridor, toward Nashville, Tennessee and provided five branches within that market.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(in thousands)
Cash and Due from Banks	$3,644
Federal Funds Sold	7,055

Cash and Cash Equivalents	10,699

Securities Available-for-Sale	42,278

Loans	104,307
Less: Allowance for Loan Losses	1,261

Net Loans	103,046

Premises and Equipment, net	5,159

Core Deposit Intangible	3,240

Goodwill (Nondeductible)	14,725

Other Assets	7,454

Total Assets Acquired	186,601

Deposits	(140,222)
FHLB Advance	(11,011)
Other Liabilities	(1,783)

Total Liabilities Assumed	(153,016)

Net Assets Acquired	$33,585

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
	(in thousands)
Securities Available-for-Sale
December 31, 2007
Debt Securities—
Federal Agencies	$26,124	$349	$—	$26,473
Mortgage-Backed	61,720	408	181	61,947
Municipals	42,971	329	57	43,243
Other	186	—	—	186

	$131,001	$1,086	$238	$131,849

Securities Available-for-Sale
December 31, 2006
Debt Securities—
Federal Agencies	$33,547	$43	$300	$33,290
Mortgage-Backed	75,716	104	1,165	74,655
Municipals	45,115	185	188	45,112
Other	702	—	—	702

	$155,080	$332	$1,653	$153,759

At December 31, 2007 and 2006, federal agencies and mortgage-backed securities with a carrying value of $12,759 thousand and $13,162 thousand, respectively, were pledged to secure public deposits. At December 31, 2007 and 2006, the carrying amount of securities pledged to secure repurchase agreements was $36,397 thousand and $26,224 thousand, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2007, are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within 1 Year	$4,851	$4,856
Over 1 Year through 5 Years	22,981	23,279
5 Years to 10 Years	33,259	33,578
Over 10 Years	8,190	8,189

	69,281	69,902
Mortgage-Backed Securities	61,720	61,947

	$131,001	$131,849

Proceeds from sales of securities available-for-sale totaled $27,045 thousand, $9,791 thousand and $14,487 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized losses from sales of securities were $752 thousand for the year ended December 31, 2007. Gross realized gains and losses from sales of securities available-for-sale for the years ended December 31, 2006 and 2005 were not significant.

The Company recognized a charge to earnings for other-than-temporary impairment of securities of $584 thousand during the first quarter of 2007. The other-than-temporary impairment charge represents the loss position of securities that were sold in April 2007. The factors considered for the securities impairment test included (1) the continuing loss positions, (2) the change in the intent of the holding period and (3) the sale of the securities after the first quarter balance sheet date but prior to the filing of the March 31, 2007 Form 10-Q on May 10, 2007. The subsequent sales resulted in a loss of $168 thousand, for a total realized loss of $752 thousand.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	Less Than 12 Months		12 months or Greater			Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
	(in thousands)
December 31, 2007
Federal Agencies	$—	$—	$999	$—	[1]	$999	$—
Mortgage-Backed	3,425	5	17,943	176		21,368	181
Municipals	2,585	14	6,600	43		9,185	57

Totals	6,010	19	25,542	219		31,552	238

December 31, 2006
Federal Agencies	$2,456	$25	$20,842	$275		$23,298	$300
Mortgage-Backed	746	6	54,200	1,159		54,946	1,165
Municipals	8,119	44	14,148	144		22,267	188

Totals	$11,321	$75	$89,190	$1,578		$100,511	$1,653

[1]	The unrealized losses for Federal Agencies total less than one thousand dollars.

The unrealized losses on the Company’s investments were caused by interest rate increases and were not the result of changes in credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	2007	2006
	(in thousands)
Loans Secured by Real Estate—
Residential 1-4 Family	$262,373	$246,005
Commercial	211,931	163,836
Construction	216,583	173,652
Other	17,887	20,544

	708,774	604,037
Commercial Loans	138,015	121,385
Consumer Installment Loans	63,156	67,858
Leases, Net of Unearned Income	41,587	52,039
Other	1,573	2,274

Total Loans	953,105	847,593
Allowance for Loan and Lease Losses	(10,956)	(9,970)

Net Loans	$942,149	$837,623

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing were as follows:

	2007	2006
	(in thousands)
Lease Payments Receivable	$47,486	$58,479
Estimated Residual Value of Leased Assets	1,784	3,072

Gross Investment	49,270	61,551
Unearned Income	(7,683)	(9,512)

Net Investment	$41,587	$52,039

At December 31, 2007, the minimum future lease payments to be received were as follows:

(in thousands)
2008	$20,558
2009	13,972
2010	7,673
2011	3,056
2012 and After	2,227

Total	$47,486

The following table presents an analysis of the allowance for loan and lease losses. The provision for loan losses of $2,115 thousand in the table does not include the Company’s provision accrual for unfunded commitments of $40 thousand as of December 31, 2007. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets.

	2007	2006	2005
	(in thousands)
Allowance for Loan and Lease Losses—beginning of year	$9,970	$10,121	$8,312
Additions due to Business Combinations	—	—	1,261
Provision Expense for Loan and Lease Losses	2,115	2,064	2,922
Loans Charged Off	(1,867)	(2,721)	(2,878)
Loan Loss Recoveries	738	506	504

Allowance for Loan and Lease Losses—end of year	$10,956	$9,970	$10,121

Impaired loans, which are recognized in conformity with FASB Statement No. 114 as amended by FASB No. 118, as well as nonaccrual loans and loans past due 90 days or more and still accruing interest as of December 31, 2007 and 2006, were not significant. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

At December 31, 2007, the Company had $383,934 thousand of loans pledged to secure borrowings from the Federal Home Loan Bank. The loans pledged included commercial real estate loans and residential first mortgage loans.

The Company has entered into transactions with certain directors, executive officers and significant stockholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2007 and 2006 was $6,238 thousand and $3,641 thousand, respectively. New loans made to such related parties amounted to $3,255 thousand and principal and interest payments amounted to $923 thousand for 2007. New loans made to such related parties amounted to $3,873 thousand and payments amounted to $422 thousand for 2006. At December 31, 2007, unused lines of credit to these related parties totaled $835 thousand.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2007	2006
	(in thousands)
Land	$9,560	$8,966
Buildings and Improvements	24,853	24,403
Equipment	14,252	13,761

	48,665	47,130
Accumulated Depreciation	(13,914)	(11,295)

	$34,751	$35,835

The amount charged to operating expenses for depreciation was $2,688 thousand for 2007, $2,489 thousand for 2006 and $2,075 thousand for 2005.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows:

	2007	2006
	(in thousands)
Balance—beginning of year	$27,156	$27,032
Goodwill Acquired	—	—
Purchase Accounting Adjustment to Previously Reported Goodwill	—	124

Balance—end of year	$27,156	$27,156

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

	2007	2006
	(in thousands)
Gross Carrying Amount	$8,066	$8,066
Less: Accumulated Amortization and Impairment of License Fee	4,866	3,881

Balance	$3,200	$4,185

The gross carrying amount and accumulated amortization for core deposit intangibles, license fees and the non-compete agreement were $7,041 thousand and $4,035 thousand, $500 thousand and $408 thousand, and $525 thousand and $423 thousand, respectively at December 31, 2007. The gross carrying amount and accumulated amortization (which includes the impact of the impairment on the license fee) for core deposit intangibles, license fees and non-compete agreement were $7,041 thousand and $3,275 thousand, $500 thousand and $358 thousand, and $525 thousand and $248 thousand, respectively at December 31, 2006.

Amortization expense on other intangible assets was $985 thousand in 2007, $1,246 thousand in 2006 and $929 thousand in 2005. Amortization expense related to all other intangible assets for the years 2008 through 2012 is estimated to be approximately $2,600 thousand.

NOTE 7—DEPOSITS

The aggregate amount of time deposits of $100 thousand or more was $225,491 thousand and $205,428 thousand at December 31, 2007 and 2006, respectively. Brokered certificates of deposits issued in denominations of $100 thousand or more and participated out by the deposit brokers in shares of $100 thousand or less were $63,731 thousand and $86,892 thousand at December 31, 2007 and 2006, respectively. As of December 31, 2007, brokered certificates of deposits of $15,000 thousand were callable within the next twelve months. The scheduled maturities of these callable brokered deposits are for 2009, and shown as such in the following table.

Scheduled maturities of certificates of deposit as of December 31, 2007, are as follows:

(in thousands)
2008	$459,566
2009	63,659
2010	16,515
2011	5,172
2012 and thereafter	3,938

$548,850

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent the purchase of interests in securities by commercial checking customers. The Company may also enter into structured repurchase agreements with other financial institutions. Repurchase agreements with commercial checking customers are settled the following business day, while structured repurchase agreements with other financial institutions will have varying terms.

At December 31, 2007 and 2006, the Company had securities sold under agreements to repurchase of $23,506 thousand and $20,851 thousand, respectively by commercial checking customers. The Company had a structured repurchase agreement with another financial institution of $10,000 thousand at December 31, 2007. No structured repurchase agreements existed at December 31, 2006. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $36,397 thousand and $26,224 thousand at December 31, 2007 and 2006, respectively. These agreements averaged $27,260 thousand and $19,290 thousand during 2007 and 2006, respectively. The maximum amounts outstanding at any month end during 2007 and 2006 were $42,462 thousand and $24,923 thousand, respectively. Interest expense on repurchase agreements totaled $734 thousand, $395 thousand and $137 thousand for the years ended 2007, 2006 and 2005, respectively.

The $10,000 thousand structured repurchase agreement has a five year term with a variable interest rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The contract may be cancelled on November 6, 2008, the first anniversary date, and quarterly thereafter. The maturity date is November 6, 2012.

NOTE 9—OTHER BORROWINGS AND FEDERAL FUNDS PURCHASED

Other borrowings at December 31, 2007, consist of long-term fixed rate advances from the Federal Home Loan Bank of Cincinnati (FHLB), totaling $5,342 thousand, an overnight advance of $75,000 thousand from the FHLB, federal funds purchased of $28,780 thousand and a mortgage note totaling $117 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2007. Other borrowings at December 31, 2006, consisted of long-term fixed rate advances from the FHLB, totaling $8,009 thousand, an overnight advance of $16,700 thousand from the FHLB and a mortgage note totaling $129 thousand. Additionally, the Company had an FHLB letter of credit totaling $5,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2006. Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances are secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances. Advances are also secured by FHLB stock owned by the Company. As of December 31, 2007 and 2006, the Company had loans totaling $383,934 thousand and $323,008 thousand, respectively, pledged as collateral at the FHLB. At December 31, 2007, the Company’s remaining available borrowing capacity with the FHLB was approximately $34,007 thousand.

As a member of the FHLB, the Company must own FHLB stock equal to the greater of $500 or 1% of mortgage assets. Also, the Company may be required to own additional FHLB stock to ensure their stock balance is equal to or greater than 5% of outstanding advances. At December 31, 2007 and 2006, the Company owned FHLB stock totaling $3,394 thousand.

At December 31, 2007, the Company had lines of credit to purchase federal funds totaling $99,500 thousand with correspondent banks for short-term liquidity needs, of which approximately $70,720 thousand was available. The terms of each line of credit varies with respect to borrowing capacity and the duration of time for which the borrowing can be outstanding.

The terms of the FHLB advances and other borrowing as of December 31, 2007 are as follows:

Maturity Year	Origination Date		Type	Principal	Original Term	Rate	Maturity
2008	12/31/2007		FHLB overnight advance	$60,000,000	Overnight	4.00%	1/2/2008
2008	12/31/2007		FHLB overnight advance	15,000,000	Overnight	4.28%	1/2/2008
2008	12/31/2007		Federal Funds Purchased	18,960,000	Overnight	3.85%	1/2/2008
2008	12/31/2007		Federal Funds Purchased	9,820,000	Overnight	4.60%	1/2/2008
2008	1/26/2004	*	FHLB fixed rate advance	2,667,000	48 months	3.34%	1/25/2008
2009	1/26/2005	*	FHLB fixed rate advance	2,667,000	48 months	4.11%	1/26/2009
2011	6/18/1996	*	FHLB fixed rate advance	1,459	180 months	7.70%	7/1/2011
2011	9/16/1996	*	FHLB fixed rate advance	2,776	180 months	7.50%	10/1/2011
2012	9/9/1997	*	FHLB fixed rate advance	3,581	180 months	7.05%	10/1/2012
2015	1/5/1995		Fixed rate mortgage note	117,000	240 months	7.50%	1/5/2015

*	Assumed as part of the acquisition of Jackson Bank.

NOTE 10—EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and restricted stock awards using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	2007	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net Income	$11,356	$11,112	$9,571

Denominator:
Weighted Average Basic Common Shares Outstanding	16,959	17,315	14,618
Effect of Diluted Securities:
Equivalent Shares Issuable upon Exercise of Stock Options and Restricted Stock Awards	334	365	292

Weighted Average Diluted Common Shares Outstanding	17,293	17,680	14,910

Net Income per Share:
Basic	$0.67	$0.64	$0.65
Diluted	$0.66	$0.63	$0.64

As of December 31, 2007, 2006 and 2005, there were 343 thousand, 521 thousand and 220 thousand stock options that were excluded from the computation of diluted earnings per share because the options were anti-dilutive under the treasury stock method. The anti-dilutive options expire between 2015 and 2017. The adoption of SFAS 123R increased the gross proceeds by incorporating the unamortized compensation in the calculation of the treasury stock method beginning in 2006. Under SFAS 123R, options with an exercise price less than the average price can be anti-dilutive due to the inclusion of unamortized compensation.

NOTE 11—LEASES

The Company leases bank branches and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2007, are as follows:

(in thousands)
2008	$961
2009	974
2010	828
2011	592
2012	272
Thereafter	1,648

$5,275

Rent expense totaled $1,045 thousand, $1,178 thousand and $1,146 thousand for the years ended 2007, 2006 and 2005, respectively.

NOTE 12—INCOME TAXES

The income tax provision consists of the following:

	For the Years Ended
	2007	2006	2005
	(in thousands)
Current Provision	$6,823	$4,610	$3,321
Deferred Provision	(1,553)	676	276

Income Tax Provision	5,270	5,286	3,597
Income Tax Effect on Extraordinary Item	—	—	1,332

	$5,270	$5,286	$4,929

Reconciliation of the income tax provision to statutory rates is as follows:

	For the Years Ended
	2007	2006	2005
	(in thousands)
Federal Taxes at Statutory Tax Rate	$5,719	$5,639	$3,748
Tax Exempt Earnings on Securities	(554)	(543)	(405)
Tax Exempt Earnings on Bank Owned Life Insurance	(308)	(300)	(186)
Other, net	6	56	2
State Taxes, net of federal effect	407	434	438

Income Tax Provision	$5,270	$5,286	$3,597

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	2007	2006
	(in thousands)
Deferred Tax Assets—
Allowance for Loan Losses	$4,267	$3,687
Salary Continuation	430	275
Securities Available-for-Sale	—	449
Acquisition Fair Value Adjustments	274	469
Other Intangible Assets	245	186
Deferred Loan Fees	190	187
Other Assets	168	205

	5,574	5,458

Deferred Tax Liabilities—
Premises and Equipment	1,715	1,965
Goodwill and Core Deposit Intangibles	1,483	1,522
Leasing Activities	1,168	1,691
Derivative Cash Flow Swaps	632	—
FHLB and Banker’s Bank Stock	414	415
Securities Available-for-Sale	288	—
Gain on Business Combination	232	352
Other	106	161

	6,038	6,106

Net Deferred Tax Liability	$(464)	$(648)

The Company evaluated its material tax positions as of December 31, 2007. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant adverse tax position is determined to exist, penalties and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expense in the Company’s consolidated financial statements.

As of December 31, 2007, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit. However, changes in state and federal tax regulations could create a material uncertain tax position.

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

Full Years Of Employment	2007 Vesting Schedule	2006 Vesting Schedule
Less than 1	100%	0%
1 …	100%	33%
2 …	100%	66%
3 or more	100%	100%

The Company recognized $779 thousand, $678 thousand and $511 thousand in expense under the Plan for 2007, 2006 and 2005, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.

The employee stock ownership (ESOP) portion of the Plan purchased shares of common stock with proceeds from advances of a loan from the Company. The loan between the Company and the Plan enabled the Plan to borrow up to $5,750 thousand until December 31, 2006. The loan has a term of 15 years, bears interest at 6.25% and requires annual payments. The loan is secured by the stock purchased by the Plan that has not been allocated to participant accounts. The Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution will first be used to repay the loan. As the loan is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares are allocated to the ESOP accounts of participants on a quarterly or annual basis. Cash dividends on financed shares will first be used to repay the acquisition loan. Cash dividends on allocated shares are payable to the participants in cash or reinvested in Company stock not later than 90 days from the end of the Plan year.

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The Company recognized compensation expense of $774 thousand in 2007 related to the 75,064 shares allocated from the ESOP during the year ended December 31, 2007 and $548 thousand in 2006 related to the 47,547 shares allocated from the ESOP during the year ended December 31, 2006. The Company did not recognize compensation expense for 2005 as no shares were committed to be released during 2005. The number of unallocated, committed to be released, and allocated shares are as follows:

	Unallocated shares	Committed to be released shares	Allocated shares
Shares as of December 31, 2005	9,500	—	—
Shares purchased by ESOP during 2006	490,500	—	—
Shares committed to be released during 2006	(47,547)	—	47,547

Shares as of December 31, 2006	452,453	—	47,547

Shares committed to be released during 2007	(75,064)	—	75,064

Shares as of December 31, 2007	377,389	—	122,611

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2007, the market value of the 377,389 unallocated shares outstanding totaled $3,389 thousand. At December 31, 2006, the market value of the 452,453 unallocated shares outstanding totaled $5,217 thousand.

NOTE 14—LONG-TERM INCENTIVE PLAN

As of December 31, 2007, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

The 2002 Long-Term Incentive Plan was approved by the stockholders of the Company at the 2002 annual meeting and subsequently amended twice by the stockholders of the Company. The first amendment was approved at the 2004 annual meeting to increase the number of shares available for issuance under the 2002 LTIP to 768 thousand shares. The second amendment was approved at the 2007 annual meeting increased the number of shares available for issuance under the 2002 LTIP to 1,518 thousand shares. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 1,518 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

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

Stock Options

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below. Expected volatility is based on the implied volatility of the Company’s stock price. The Company uses historical data to estimate option exercise and employee terminations used in the model. The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below provides the weighted average assumptions used to determine the fair value of stock option grants during the years indicated.

	2007	2006	2005
Expected dividend yield	1.78%	1.56%	1.03%
Expected volatility	18%	18%	13%
Risk-free interest rate	5.06%	4.70%	4.26%
Expected life of option	6.5 years	6.5 years	7 years
Grant date fair value	$2.77	$2.82	$2.25

The total intrinsic value of options exercised during 2007, 2006, and 2005 was $43 thousand, $152 thousand and $405 thousand, respectively. At December 31, 2007, there was $704 thousand unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 1.7 years.

The following is a summary of the status of stock options as of December 31, 2007, 2006, and 2005, and changes during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding—January 1, 2005	1,043	$6.66
Granted	250	9.55
Exercised	(107)	5.71
Forfeited	(22)	7.51

Outstanding—December 31, 2005	1,164	$7.35	7.31	$2,782

Exercisable—December 31, 2005	707	$6.50	6.12	$2,291

Outstanding—January 1, 2006	1,164	$7.35
Granted	281	11.28
Exercised	(36)	7.14
Forfeited	(46)	8.83

Outstanding—December 31, 2006	1,363	$8.12	7.08	$4,655

Exercisable—December 31, 2006	889	$6.88	5.90	$4,138

Outstanding—January 1, 2007	1,363	$8.12
Granted	40	11.26
Exercised	(12)	7.68
Forfeited	(12)	10.34

Outstanding—December 31, 2007	1,379	$8.19	6.16	$1,927

Exercisable—December 31, 2007	1,085	$7.47	5.48	$1,927

The Company recorded compensation expense of $467 thousand and $382 thousand related to stock options for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, shares available for future grants to employees and directors under existing plans were 188 shares and 735 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

The Company recognized $166 thousand and $24 thousand in 2007 and 2006, respectively, net of forfeitures related to restricted stock. No restricted shares were granted prior to 2005. As of December 31, 2007, unearned stock-based compensation of $162 thousand was associated with these awards. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during 2007 was $268 thousand.

The following table summarizes the restricted stock activity:

	2007		2006		2005
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested—beginning of period	43,045	$10.40	57,624	$9.88	—	—
Granted	—	—	16,000	$11.35	57,624	$9.88
Vested	(27,735)	$10.18	(4,455)	$9.50	—	—
Forfeited	—	—	(26,124)	$10.00	—	—

Nonvested—end of period	15,310	$10.80	43,045	$10.40	57,624	$9.88

During 2005, the Company granted 44,124 restricted stock awards that cliff vested 26 months from the date of grant. The remaining 13,500 awards in 2005 and the 16,000 awards in 2006 vest in equal installments on each of the first three anniversaries of the date of grant.

NOTE 15—STOCKHOLDERS’ EQUITY

During 2007, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount	Payment Date
			(in thousands)
January 24, 2007	$0.05	March 1, 2007	$864	March 16, 2007
April 25, 2007	$0.05	June 1, 2007	$866	June 18, 2007
July 25, 2007	$0.05	September 3, 2007	$863	September 17, 2007
October 24, 2007	$0.05	December 3, 2007	$821	December 17, 2007

The Board of Directors has authorized the Company to repurchase shares of its common stock in open market transactions. The following summarizes the repurchase plans that were active in 2007:

Plan Name	Announcement Date	Completion Date	Authorized Shares	Repurchased Shares	Average Price
November 2006 Repurchase Plan	November 29, 2006	August 17, 2007	500,000	500,000	$10.86
August 2007 Repurchase Plan	August 22, 2007	November 30, 2007	500,000	500,000	$9.92
November 2007 Repurchase Plan	November 28, 2007	In Process	500,000	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2007, that the Company met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Company and the Bank were well capitalized for regulatory purposes. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentages)
December 31, 2007
Total Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$125,476	11.8%	$84,833	8.0%	N/A	N/A
FSGBank	$119,286	11.3%	$84,770	8.0%	$105,962	10.0%

Tier 1 Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$114,360	10.8%	$42,417	4.0%	N/A	N/A
FSGBank	$108,170	10.2%	$42,385	4.0%	$63,577	6.0%

Tier 1 Capital to Average Assets—
First Security Group, Inc. and subsidiary	$114,360	9.7%	$46,947	4.0%	N/A	N/A
FSGBank	$108,170	9.2%	$46,940	4.0%	$58,675	5.0%

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentages)
December 31, 2006
Total Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$124,408	13.1%	$75,980	8.0%	N/A	N/A
FSGBank	$115,264	12.1%	$75,945	8.0%	$94,931	10.0%

Tier 1 Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$114,318	12.0%	$37,990	4.0%	N/A	N/A
FSGBank	$105,174	11.1%	$37,972	4.0%	$56,959	6.0%

Tier 1 Capital to Average Assets—
First Security Group, Inc. and subsidiary	$114,318	10.5%	$43,556	4.0%	N/A	N/A
FSGBank	$105,174	9.7%	$43,413	4.0%	$54,266	5.0%

NOTE 17—FAIR VALUE

As discussed in Note 1, the Company early adopted the fair value financial accounting standards SFAS 157 and SFAS 159 as of January 1, 2007.

SFAS 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company had not elected to apply the fair value option to financial assets or liabilities as of December 31, 2007.

SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2007

	Balance as of December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets
Securities Available-for-Sale	$131,849	$—	$131,599	$250
Financial Liabilities
FHLB Overnight Borrowings	75,000	—	75,000	—

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Financial Assets
Securities Available-for-Sale	$250	$—	$—	$—	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

At December 31, 2007, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO) and repossessions, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits. Such measurements were determined utilizing Level 3 inputs. OREO and repossessions are measured at fair value on a non-recurring basis in accordance with SFAS 144. The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

	Carrying Value as of December 31, 2007	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2007
	(in thousands)
Other Real Estate Owned	$2,452	$—	$2,452	$—	$(21)
Repossessions	$1,834	$—	$1,834	$—	$(801)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and Cash Equivalents	$27,394	$27,394	$28,112	$28,112
Interest Bearing Deposits in Banks	$296	$296	$481	$481
Securities Available-for-Sale	$131,849	$131,849	$153,759	$153,759
Loans Held for Sale	$4,396	$4,396	$7,524	$7,524
Loans	$948,709	$963,852	$840,069	$842,135
Allowance for Loan and Lease Losses	$10,956	$10,956	$9,970	$9,970

Financial Liabilities
Deposits	$902,629	$904,507	$922,001	$922,162
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$62,286	$62,286	$20,851	$20,851
Other Borrowings	$80,459	$80,459	$24,838	$24,838

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and Cash Equivalents—The carrying amounts of cash and cash equivalents approximate fair value.

•	Interest Bearing Deposits in Banks—The carrying amounts of interest bearing deposits in banks approximate fair value.

•	Securities—Fair values for securities are based on quoted market prices.

•	Loans Held for Sale—The carrying amount of loans held for sale approximates fair value.

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

NOTE 18—DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value as a component of “Other Assets” in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2007, the Company had not entered into a transaction in a dealer capacity.

When a derivative is intended to be a qualifying hedged instrument, the Company prepares written hedge documentation that designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

The written documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for the Company’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness include (1) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, (2) statistical regression analysis of changes in fair values of the actual derivative and the hedged item and (3) comparison of the critical terms of the hedged item and the hedging derivative. Changes in fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective and that has been designed and qualifies as a cash flow hedge are initially recorded in other comprehensive income and reclassified to earnings in conjunction with the recognition of the earnings impacts of the hedged item; any ineffective portion is recorded in current period earnings. Designated hedge transactions are reviewed at least quarterly for ongoing effectiveness. Transactions that are no longer deemed to be effective are removed from hedge accounting classification and the recorded impacts of the hedge are recognized in current period income or expense in conjunction with the recognition of the income or expense on the originally hedged item.

The Company’s derivatives are based on underlying risks, primarily interest rates. The Company is utilizing a swap to reduce the risks associated with interest rates. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period.

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk is equal to the fair value gain of the derivative. The credit exposure for swaps is the replacement cost of contracts that have become favorable. Credit risk is minimized by entering into transactions with high quality counterparties that are initially approved by the Board of Directors and reviewed periodically by the Asset Liability Committee. It is the Company’s policy to require that all derivatives be governed by an International Swap and Derivatives Association Master Agreement (ISDA). Bilateral collateral agreements may also be required.

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million. At termination, the swaps had a market value of $2.0 million. The gain is being accreted into interest income over the remaining expected terms of the hedged variable rate loans. The Company recognized $205 thousand in interest income for the year ended December 31, 2007. The following table presents the accretion of the gain:

	2007	2008	2009	2010	2011	2012	Total
	(in thousands)
Accretion of Gain from Terminated Swaps	$205	$597	$533	$394	$219	$62	$2,010

On October 15, 2007, the Company entered into a total of $50 million notional value cash flow hedges. The hedges exchange a portion of the Company’s variable rate cash flows from its Prime-based commercial loans for fixed rate cash flows. The weighted average fixed rate is approximately 7.72% and the term is five years. An estimated $568 thousand, net of taxes, of the unrealized gains that are recorded in accumulated other comprehensive income as of December 31, 2007, is expected to be reclassified to interest income in the next twelve months based on the current Prime rate of 6.00% for the two active cash flow hedges.

The following are the cash flow hedges as of December 31, 2007:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset Hedges
Cash Flow hedges;
Interest Rate swap	$25,000	$929	$—	$613	October 15, 2012
Interest Rate swap	25,000	929	—	613	October 15, 2012

	$50,000	$1,858	$—	$1,226

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$—	$—	$75	June 28, 2009
Interest Rate swap	25,000	—	—	185	June 28, 2010
Interest Rate swap	25,000	—	—	249	June 28, 2011
Interest Rate swap	12,000	—	—	43	June 28, 2009
Interest Rate swap	14,000	—	—	75	June 28, 2010
Interest Rate swap	20,000	—	—	189	June 28, 2011
Interest Rate swap	35,000	—	—	375	June 28, 2012

	$150,000	$—	$—	$1,191

[1]	The $1.2 million of gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income over the original life of the respective hedged items.

For the year ended December 31, 2007, no amounts were recognized for hedge ineffectiveness.

NOTE 19—COMMITMENTS AND CONTINGENCIES

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

The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2007 and 2006, was as follows:

	2007	2006
	(in thousands)
Commitments to Extend Credit	$304,187	$270,662
Standby Letters of Credit	$16,923	$15,998

Commitments to extend credit are agreements to lend to customers. Standby letters of credit are contingent commitments issued by the Company to guarantee performance of a customer to a third party under a contractual non-financial obligation for which it receives a fee. Financial standby letters of credit represent a commitment to guarantee customer repayment of an outstanding loan or debt instrument. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company on extension of credit, is based on the Company’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on advice of legal counsel, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 20—COMPREHENSIVE INCOME

In accordance with FASB Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income”, a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the years ended December 31, 2007, 2006 and 2005, respectively, was as follows:

	2007	2006	2005
	(in thousands)
Net Income	$11,356	$11,112	$9,571

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized net gain on securities arising during the period	1,416	876	(2,682)
Tax expense related to unrealized net gain	(481)	(298)	912
Reclassification adjustments for realized loss included in net income	752	197	117
Tax benefit related to loss realized in net income	(256)	(67)	(40)

Unrealized gain on securities, net of tax	1,431	708	(1,693)

Derivative cash flow hedges:
Unrealized gain on derivatives arising during the period	3,892	—	—
Tax expense related to unrealized gain	(1,323)	—	—
Reclassification adjustments for realized gain included in net income	(230)	—	—
Tax expense related to gain realized in net income	78	—	—

Unrealized gain on derivatives, net of tax	2,417	—	—

Other comprehensive income, net of tax	3,848	708	(1,693)

Comprehensive income, net of tax	$15,204	$11,820	$7,878

NOTE 21—OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consist of the following:

	2007	2006
	(in thousands)
Other Assets—
Cash Surrender Value of Bank-Owned Life Insurance	$23,140	$22,293
Equity Securities	6,692	6,518
Interest Receivable	5,889	5,511
Foreclosed Properties and Repossessions	4,286	4,213
Prepaid Expenses	1,068	595
Federal Income Tax Receivable	—	1,506
Other	4,085	2,016

	$45,160	$42,652

Other Liabilities—
Accrued Interest Payable	$8,096	$7,205
Federal Income Tax Payable	3,302	—
Accrued Expenses	1,849	2,990
Deferred Tax Liability	288	648
Other	2,554	2,562

	$16,089	$13,405

NOTE 22—SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table. Amounts less than 1% in the current or prior years are represented by a hyphen.

	2007	2006	2005
	(in thousands)
Noninterest Income—
Fees Related to Mortgage Loans Sold	$1,594	$1,446	$1,468
Gain on Sale of Assets	$974	$—	$—
Bank-Owned Life Insurance Income	$—	$870	$—

Noninterest Expense—
Professional Fees	$1,577	$1,927	$1,364
Losses and Write-downs on Other Real Estate Owned, Repossessions and Fixed Assets	$1,411	$—	$—
Computer Fees	$1,399	$1,237	$1,189
Intangible Asset Amortization	$985	$1,246	$929

NOTE 23—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2007	2006
	(in thousands)
ASSETS
Cash and Due from Bank Subsidiary	$6,109	$1,900
Investment in Common Stock of Subsidiary	141,504	135,644
Other Assets	2,001	8,603

TOTAL ASSETS	$149,614	$146,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$1,921	$1,359
STOCKHOLDERS’ EQUITY	147,693	144,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,614	$146,147

CONDENSED STATEMENT OF OPERATIONS

	2007	2006	2005
	(in thousands)
INCOME
Management Fees	$7,289	$5,313	$4,821
Interest	—	—	29
Miscellaneous	33	—	—

Total Income	7,322	5,313	4,850

EXPENSES
Salaries and Employee Benefits	6,674	6,023	4,496
Other	1,670	1,585	1,526

Total Expenses	8,344	7,608	6,022

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(1,022)	(2,295)	(1,172)
Income Tax Benefit	(367)	(839)	(427)

LOSS BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(655)	(1,456)	(745)
Equity in Undistributed Net Income of Subsidiary	12,011	12,568	10,316

NET INCOME	$11,356	$11,112	$9,571

CONDENSED STATEMENT OF CASH FLOWS

	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,356	$11,112	$9,571
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities—
Equity in Undistributed Net Income of Subsidiary	(12,011)	(12,568)	(10,316)
Amortization of Deferred Compensation	633	454	84
ESOP Compensation	774	548	—
Decrease (Increase) in Other Assets	6,602	(1,793)	(6,058)
Increase in Liabilities	561	642	25

Net Cash Provided by (Used in) Operating Activities	7,915	(1,605)	(6,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to of Premises and Equipment	—	(4,133)	(120)
Acquisition of Subsidiary	—	—	(33,277)
Dividend from Subsidiary	10,000	4,000	—

Net Cash Provided by (Used in) Investing Activities	10,000	(133)	(33,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock Under Stock Option Plan	96	255	630
Proceeds from Issuance of Common Stock, net of stock issuance costs	—	1,877	44,681
Repurchase and Retirement of Common Stock	(10,388)	(917)	(797)
Purchase of ESOP Shares	—	(5,471)	(91)
Dividends Paid on Common Stock	(3,414)	(2,167)	(441)

Net Cash (Used in) Provided by Financing Activities	(13,706)	(6,423)	43,982

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,209	(8,161)	3,891
CASH AND CASH EQUIVALENTS—beginning of year	1,900	10,061	6,170

CASH AND CASH EQUIVALENTS—end of year	$6,109	$1,900	$10,061

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income Taxes Paid	$3,943	$2,522	$3,472
Issuance of Common Stock Pursuant to Incentive Plan	$—	$182	$569
Transfer of Corporate Headquarters to Subsidiary	$—	$5,803	$—

NOTE 24—RELATED PARTY TRANSACTIONS

During 2007, 2006 and 2005 the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s Chief Executive Officer. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the renovation of the Company’s corporate headquarters, for which it paid $30 thousand in 2007, 2006 and 2005. The agreement has been renewed for $40 thousand for 2008.

In connection with the acquisition of Premier National Bank of Dalton in 2003, the Bank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a director of the Company, is a 14.3% owner of First Plaza. As a result of the agreement, the Bank leases property located at 715 S Thornton Avenue, Dalton, Georgia 30721. The Bank owns a full service branch facility located on this property. The Company recognized lease expense of $55 thousand in 2007 and $45 thousand for 2006 and 2005.

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

NOTE 25—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
	(in thousands, except per share amounts)
Interest Income	$20,098	$20,610	$21,560	$21,255
Interest Expense	8,239	8,374	9,034	8,954

Net Interest Income	11,859	12,236	12,526	12,301
Provision for Loan Losses	417	416	576	746

Net Interest Income After Provision for Loan and Lease Losses	11,442	11,820	11,950	11,555
Noninterest Income	2,214	2,654	3,094	3,338
Noninterest Expense	10,198	10,213	10,556	10,474

Income Before Income Taxes	3,458	4,261	4,488	4,419
Income Tax Provision	1,104	1,373	1,466	1,327

Net Income	$2,354	$2,888	$3,022	$3,092

Net Income Per Share *
Net Income Per Share—Basic	$0.14	$0.17	$0.18	$0.19

Net Income Per Share—Diluted	$0.13	$0.17	$0.18	$0.18

Shares Outstanding
Basic	17,241	17,117	16,901	16,585
Diluted	17,641	17,482	17,223	16,849

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
	(in thousands, except per share amounts)
Interest Income	$17,422	$18,540	$19,384	$19,781
Interest Expense	5,657	6,371	7,228	7,889

Net Interest Income	11,765	12,169	12,156	11,892
Provision for Loan Losses	543	600	600	441

Net Interest Income After Provision for Loan and Lease Losses	11,222	11,569	11,556	11,451
Noninterest Income	2,436	2,666	2,776	2,739
Noninterest Expense	10,039	10,076	10,031	9,871

Income Before Income Taxes	3,619	4,159	4,301	4,319
Income Tax Provision	1,145	1,343	1,395	1,403

Net Income	$2,474	$2,816	$2,906	$2,916

Net Income Per Share *
Net Income Per Share—Basic	$0.14	$0.16	$0.17	$0.17

Net Income Per Share—Diluted	$0.14	$0.16	$0.16	$0.17

Shares Outstanding
Basic	17,489	17,342	17,218	17,216
Diluted	17,852	17,759	17,629	17,600

*	The sum of the 2007 and 2006 quarterly earnings per share may differ from the annual earnings per share because of the differences in the weighted average number of common shares outstanding and common shares used in the quarterly and annual computation as well as differences in rounding.

NOTE 26—BANK-OWNED LIFE INSURANCE

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

In conjunction with the acquisitions of First State Bank and Jackson Bank, the Company assumed $362 thousand and $3,348 thousand, respectively in bank-owned life insurance. The Company’s investment in bank-owned life insurance is as follows:

	2007	2006
	(in thousands)
Cash Surrender Value—beginning of year	$22,293	$21,440
Increase in Cash Surrender Value, net of expenses	847	853

Cash Surrender Value —end of year	$23,140	$22,293

The cash surrender value of these policies is reported in other assets in the Company’s consolidated balance sheets. The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.

NOTE 27—CONCENTRATIONS OF CREDIT RISK

The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2007, the Company had approximately $482,462 thousand of interest-only loans, which primarily consist of construction and land development real estate loans (41%), commercial and industrial loans (20%) and home equity loans (17%). The loans have an average maturity of approximately one year or less, with the exception of home equity lines-of-credit which have an average maturity of approximately seven years. The interest only loans are properly underwritten loans and are within the Company’s lending policies.

At December 31, 2007, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

NOTE 28—SUBSEQUENT EVENT

On February 7, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 17, 2008 to stockholders of record on March 3, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Security Group, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

Joseph Decosimo and Company, PLLC, an independent registered public accounting firm, has issued a report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited First Security Group, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Security Group, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, of First Security Group, Inc. and subsidiary and our report dated March 17, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 17, 2008

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that has not been reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our directors, officers and employees. We believe the Code is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; full, fair and accurate disclosure in filings and other public communications made by us; compliance with applicable laws; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. We have posted a copy of our Code on our website at www.FSGBank.com.

The remaining information for this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008, under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008, under the headings “Proposal One: Election of Directors- Director Compensation” and “Executive Compensation” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	1,378,601	$8.19	735,472
Equity compensation plans not approved by security holders	—	—	—
Total	1,378,601	$8.19	735,472

The remaining information for this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008, under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008, under the headings “Related Party Transactions” and “Proposal One: Election of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008, under the heading “Proposal Two: Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The list of all financial statements is included at Item 8.

(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)	Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.[1]

3.2	Bylaws.[2]

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[2]

10.2*	First Security’s Amended and Restated 2002 Long-Term Incentive Plan.[3]

10.3*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[4]

10.4*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[4]

10.5*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[4]

10.6*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[4]

10.7*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Rodger B. Holley.[5]

10.8*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Rodger B. Holley.[1]

10.9*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Lloyd L. Montgomery, III.[5]

10.11*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Lloyd L. Montgomery, III.[1]

10.12*	Employment Agreement Dated as of May 16, 2003 by and between First Security and William L. Lusk, Jr.[5]

10.13*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and William L. Lusk, Jr.[1]

10.14*	First Security Group, Inc. Non-Employee Director Compensation Policy.

21.1	Subsidiaries of the Registrant.[6]

23.1	Consent of Joseph Decosimo and Company, PLLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

[1]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the Year Ended December 31, 2005.
[2]	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.
[3]	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed April 30, 2007.
[4]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the Year Ended December 31, 2004.
[5]	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2003.
[6]	Incorporated by Reference to First Security’s Annual Report on Form 10-K for the Year ended December 31, 2003
*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ RODGER B. HOLLEY
Rodger B. Holley
President and Chief Executive Officer

DATE: March 17 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008.

Signature	Title

/S/ RODGER B. HOLLEY Rodger B. Holley	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ WILLIAM L. LUSK, JR. William L. Lusk, Jr.	Secretary, Chief Financial Officer and Executive Vice President (Principal Financial Officer)

/S/ JOHN R. HADDOCK John R. Haddock	Controller and Vice-President (Principal Accounting Officer)

/S/ J. C. HAROLD ANDERS J. C. Harold Anders	Director

/S/ RANDALL L. GIBSON Randall L. Gibson	Director

/S/ CAROL H. JACKSON Carol H. Jackson	Director

/S/ RALPH L. KENDALL Ralph L. Kendall	Director

/S/ WILLIAM B. KILBRIDE William B. Kilbride	Director

/S/ D. RAY MARLER D. Ray Marler	Director

/S/ LLOYD L. MONTGOMERY, III Lloyd L. Montgomery, III	Director, President and Chief Operating Officer