Form 10-Q
period 2008-03-31
FIRST SECURITY GROUP INC/TN
filed 2008-05-09
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Common Stock, $0.01 par value:
16,419,883 shares outstanding and issued as of May 8, 2008

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2008	2007	2007
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$34,518	$27,394	$31,472
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	-	-
Cash and Cash Equivalents	34,518	27,394	31,472
Interest Bearing Deposits in Banks	1,461	296	189
Securities Available-for-Sale	131,352	131,849	153,649
Loans Held for Sale	6,385	4,396	5,251
Loans	971,011	948,709	858,689
Total Loans	977,396	953,105	863,940
Less: Allowance for Loan and Lease Losses	11,313	10,956	10,154
	966,083	942,149	853,786
Premises and Equipment, net	34,273	34,751	35,830
Goodwill	27,156	27,156	27,156
Intangible Assets	2,975	3,200	3,921
Other Assets	49,851	45,160	41,774
TOTAL ASSETS	$1,247,669	$1,211,955	$1,147,777

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2008	2007	2007
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$162,996	$159,790	$166,492
Interest Bearing Demand	68,963	62,637	68,649
	231,959	222,427	235,141
Savings and Money Market Accounts	135,288	131,352	135,897
Time Deposits:
Certificates of Deposit of $100 thousand or more	219,611	225,491	212,536
Certificates of Deposit less than $100 thousand	253,812	259,628	263,514
Brokered Certificates of Deposit	94,848	63,731	79,225
	568,271	548,850	555,275
Total Deposits	935,518	902,629	926,313
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	51,382	62,286	26,991
Security Deposits	2,478	2,799	3,704
Other Borrowings	92,788	80,459	31,928
Other Liabilities	15,214	16,089	12,442
Total Liabilities	1,097,380	1,064,262	1,001,378
STOCKHOLDERS’ EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized; 16,454,823 issued as of March 31, 2008;
16,774,728 issued as of December 31, 2007;
17,678,082 issued as of March 31, 2007	114	116	123
Paid-In Surplus	112,264	114,631	123,448
Unallocated ESOP Shares	(4,040)	(4,310)	(4,876)
Retained Earnings	35,702	34,279	27,827
Accumulated Other Comprehensive Gain (Loss)	6,249	2,977	(123)
Total Stockholders’ Equity	150,289	147,693	146,399
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,247,669	$1,211,955	$1,147,777

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007
INTEREST INCOME
Loans, including fees	$18,603	$18,372
Debt Securities – taxable	1,135	1,292
Debt Securities – non-taxable	398	410
Other	11	24
Total Interest Income	20,147	20,098

INTEREST EXPENSE
Interest Bearing Demand Deposits	99	125
Savings Deposits and Money Market Accounts	638	771
Certificates of Deposit of $100 thousand or more	2,714	2,629
Certificates of Deposit of less than $100 thousand	3,037	3,152
Brokered Certificates of Deposit	736	982
Other	1,408	580
Total Interest Expense	8,632	8,239

NET INTEREST INCOME	11,515	11,859
Provision for Loan and Lease Losses	1,178	417
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	10,337	11,442

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,275	1,140
Other-than-Temporary Impairment of Securities	-	(584)
Other	1,679	1,658
Total Noninterest Income	2,954	2,214

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,757	5,822
Expense on Premises and Fixed Assets, net of rental income	1,684	1,627
Other	2,623	2,749
Total Noninterest Expenses	10,064	10,198

INCOME BEFORE INCOME TAX PROVISION	3,227	3,458
Income Tax Provision	984	1,104
NET INCOME	$2,243	$2,354

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.14	$0.14
Net Income Per Share - Diluted	$0.14	$0.13
Dividend Declared Per Common Share	$0.05	$0.05

 (See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Income	ESOP Shares	Total
Balance- December 31, 2007	16,775	$116	$114,631	$34,279	$2,977	$(4,310)	$147,693
Issuance of Common Stock (unaudited)	4	-	-				-
Comprehensive Income-
Net Income (unaudited)				2,243			2,243
Change in Unrealized Gain:
Securities Available-for-Sale, net of tax (unaudited)					1,395		1,395
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)					1,877		1,877
Total Comprehensive Income							5,515
Dividends Paid (unaudited)				(820)			(820)
Stock-based Compensation			148				148
ESOP Allocation (unaudited)			(32)			270	238
Repurchase and Retirement of Common Stock (323,555 shares) (unaudited)	(324)	(2)	(2,483)				(2,485)
Balance- March 31, 2008	16,455	$114	$112,264	$35,702	$6,249	$(4,040)	$150,289

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)
	Three Months Ended
	March 31,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,243	$2,354
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities -
Provision for Loan and Lease Losses	1,178	417
Amortization, net	227	301
Stock-Based Compensation	148	160
ESOP Compensation	238	-
Depreciation	633	658
Loss (Gain) on Sale of Premises and Equipment	23	(55)
Gain on Sale of Other Real Estate and Repossessions, net	(75)	(54)
Write-down of Other Real Estate and Repossessions	10	199
Other-than-Temporary Impairment of Securities	-	584
Accretion of Fair Value Adjustment, net	(79)	(135)
Accretion of Cash Flow Swaps	(187)	-
Accretion of Terminated Cash Flow Swaps	(148)	-
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(1,989)	2,273
Interest Receivable	300	261
Other Assets	(132)	934
Interest Payable	(803)	665
Other Liabilities	(1,935)	(1,982)
Net Cash (Used in) Provided by Operating Activities	(348)	6,580

CASH FLOWS FROM INVESTING ACTIVITIES
Net (Increase) Decrease in Interest Bearing Deposits in Banks	(1,165)	292
Activity in Available-for-Sale-Securities-
Maturities, Prepayments, and Calls	6,984	3,622
Purchases	(4,375)	(3,000)
Loan Originations and Principal Collections, net	(24,381)	(20,098)
Payments for Interim Settlements of Cash Flow Swaps	(952)	-
Proceeds from Sale of Premises and Equipment	-	318
Proceeds from Sales of Other Real Estate and Repossessions	533	913
Additions to Premises and Equipment	(178)	(914)
Capital Improvements to Repossessions	-	(1)
Net Cash Used in Investing Activities	(23,534)	(18,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	32,886	4,316
Net (Decrease) Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(10,904)	6,140
Net Increase of Other Borrowings	12,329	7,090
Proceeds from Exercise of Stock Options	-	56
Repurchase and Retirement of Common Stock	(2,485)	(1,090)
Dividends Paid on Common Stock	(820)	(864)
Net Cash Provided by Financing Activities	31,006	15,648
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,124	3,360
CASH AND CASH EQUIVALENTS - beginning of period	27,394	28,112
CASH AND CASH EQUIVALENTS - end of period	$34,518	$31,472

 (See Accompanying Notes to Consolidated Financial Statements)

Index

	Three Months Ended
	March 31,
(in thousands)	2008	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$2,036	$1,674
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$9,435	$7,574
Income Taxes Paid	$1,300	$360

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

Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three-month period ended March 31, 2008 and 2007, respectively, was as follows:

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Net income	$2,243	$2,354
Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain on securities arising during the period	2,114	550
Tax expense related to unrealized net gain	(719)	(187)
Reclassification adjustments for realized loss included in net income	-	584
Tax benefit related to loss realized in net income	-	(199)
Unrealized gain on securities, net of tax	1,395	748
Derivative cash flow hedges
Unrealized gain on derivatives arising during the period	3,214	-
Tax expense related to unrealized gain	(1,093)	-
Reclassification adjustments for realized gain included in net income	(369)	-
Tax expense related to gain realized in net income	125	-
Unrealized gain on derivatives, net of tax	1,877	-
Other comprehensive income, net of tax	3,272	748
Comprehensive income, net of tax	$5,515	$3,102

Index

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net income	$2,243	$2,354
Denominator:
Weighted average common shares outstanding	16,144	17,241
Equivalent shares issuable upon exercise of stock options	190	400
Diluted shares	16,334	17,641
Net income per share:
Basic	$0.14	$0.14
Diluted	$0.14	$0.13

NOTE 4 – STOCK-BASED COMPENSATION

As of March 31, 2008, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP).  The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award.  The plans are described in further detail below.

The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meeting to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively.  Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate.  Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 1.5 million, of which not more than 20% may be granted as awards of restricted stock.  The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date.  The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner).  Restricted stock may be awarded to participants with terms and conditions determined by the Committee.  The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date.  Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

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

Index

Stock Options

The following table illustrates the effect on operating results and per share information for stock-based compensation in accordance with SFAS 123 (R) for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands, expect per share data)
Stock option compensation expense	$121	$113
Stock option compensation expense, net of tax	$75	$70
Impact of stock option expense on basic income per share	$-	$-
Impact of stock option expense on diluted income per share	$-	$(0.01)

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company.  Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b).  As of March 31, 2008, the Company has not received tax deductions related to these nonqualified options.

Net cash proceeds received from the exercise of options were $56 thousand for the three months ended March 31, 2007.   There were no exercises of options in the three months ended March 31, 2008.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below.  Expected volatility is based on the implied volatility of the Company’s stock price.  The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The table below provides the weighted average assumptions used to determine the fair value of stock option grants during the three months ended March 31, 2008 and 2007, respectively

	Three Months Ended March 31,
	2008	2007

Expected dividend yield	2.20%	1.69%
Expected volatility	20.70%	18.96%
Risk-free interest rate	3.33%	4.66%
Expected life of options	6.5 years	6.5 years
Grant date fair value	$1.87	$2.92

Index

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $35 thousand.  There were no option exercises for the three months ended March 31, 2008.  At March 31, 2008, there was $738 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 1.60 years.

The following table represents stock option activity for the period ended March 31, 2008:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, January 1, 2008	1,379	$8.19
Granted	81	9.08
Exercised	-	-
Forfeited	(5)	10.05
Outstanding, March 31, 2008	1,455	$8.23	6.15	$2,011
Exercisable, March 31, 2008	1,091	$7.50	5.28	$2,011

As of March 31, 2008, shares available for future option grants to employees and directors under existing plans were 188 shares and 659 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

As of March 31, 2008, unearned stock-based compensation associated with these awards totaled $168 thousand.  The Company recognized $27 thousand of compensation expense in the first quarter of 2008 related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations.  The remaining cost is expected to be recognized over a weighted-average period of 1.78 years.

As of March 31, 2008, the Company had non-vested restricted stock awards outstanding of 18,960 shares at a weighted average grant date fair value of $10.47.  All remaining awards outstanding allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant.  The Company granted 3,650 restricted stock awards during the first quarter of 2008, with a grant date fair value of $9.08 per share.

NOTE 5 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at March 31, 2008, December 31, 2007, and March 31, 2007 was $16,739 thousand, $16,923 thousand, and $15,941 thousand, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.   The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Index

NOTE 6 – STOCKHOLDERS’ EQUITY

On March 17, 2008, the Company paid its quarterly cash dividend of $0.05 per share or $820 thousand to shareholders of record on March 3, 2008.  On April 23, 2008, the Board of Directors approved a quarterly cash dividend of $0.05 per share payable on June 16, 2008 to shareholders of record on June 2, 2008.

On November 28, 2007, the Board of Directors authorized the Company to repurchase up to 500 thousand shares in open market transactions.  The Company began the program during the first quarter.  As of March 31, 2008, the Company had repurchased 324 thousand shares at a weighted average price of $7.68.

On March 31, 2008, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares
Shares as of December 31, 2007	377,389	—	122,611
Shares allocated for first quarter 2008 match	(26,200)	—	26,200
Shares as of March 31, 2008	351,189	—	148,811

NOTE 7 – TAXES

The Company evaluated its material tax positions as of March 31, 2008.  Under the “more-likely-than-not” threshold guidelines as defined by the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109, Accounting for Income Taxes (FIN 48), the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

As of March 31, 2008, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2008.  However, changes in state and federal tax regulations could create a material uncertain tax position.

NOTE 8 – FAIR VALUE MEASUREMENTS

Effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The statements require disclosures about the Company’s assets and liabilities, if applicable, that are measured at fair value.  Further information about such assets is presented below.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008

	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets
Securities Available-for-Sale	$131,352	$-	$131,102	$250
Loans Held for Sale	6,385	-	6,385	-
Cash Flow Swaps	4,900	-	4,900	-

Financial Liabilities
Forward Loan Sales Contract	$33	$-	$33	$-

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

At March 31, 2008, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis include other real estate owned (OREO) and repossessions, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits.  Such measurements were determined utilizing Level 3 inputs.  OREO and repossessions are measured at fair value on a non-recurring basis in accordance with SFAS 144.  The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

	Carrying Value as of March 31, 2008	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2008
(in thousands)
Other Real Estate Owned	$3,510	$-	$3,510	$-	$(89)
Repossessions	1,641	-	1,641	-	(632)

Index

NOTE 9 – FAIR VALUE OPTION

In February 2007, the FASB issued SFAS 159, which provides a fair value option election (FVO) that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Effective January 1, 2007, the Company elected early adoption of SFAS 159.

During February 2008, the Company began recording all newly-originated loans held for sale under the fair value option.  The Company chose the fair value option to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments.  This election impacts the timing and recognition of origination fees and costs, as well as servicing value.  Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain or loss on the sale of the loan, are now recognized in earnings at the time of origination.  The servicing value, which had been recorded at the time the loan was sold, is now included in the fair value of the loan and recognized at origination of the loan.  The Company began using derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan.  The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the mortgage loan and related fees component of non-interest income.

As of March 31, 2008, there was $6,385 thousand in loans held for sale recorded at fair value.  For the three months ended March 31, 2008, approximately $166 thousand in loan origination and related fee income was recognized in non-interest income and approximately $25 thousand in origination and related fee expense was recognized in non-interest expense utilizing the fair value option.

The Company recognized a loss of $7 thousand due to changes in fair value for loans held for sale in which the fair value option was elected.  This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale.  The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of non-interest income, and substantially offset the change in fair value of loans held for sale.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

(in thousands)	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over / (under) unpaid principal
Loans Held for Sale	$6,385	$6,352	$33

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements.  It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.  As of March 31, 2008, the Company has not entered into a transaction in a dealer capacity.

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

Index

The Company’s derivatives are based on underlying risks, primarily interest rates.  The Company is utilizing a swap to reduce the risks associated with interest rates.  Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period.  The Company also utilizes forward contracts on the held for sale loan portfolio.  The forward contracts hedge against changes in fair value of the held for sale loans.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million.  At termination, the swaps had a market value of $2.0 million.  The gain is being accreted into interest income over the remaining life of the originally hedged items.  The Company recognized $148 thousand in interest income for the three months ended March 31, 2008.  The following table presents the accretion of the remaining gain:

(in thousands)	2008[1]	2009	2010	2011	2012	Total
Accretion of Gain from Terminated Swaps	$448	$533	$394	$219	$62	$1,656

1 Represents the gain accretion for April 1, 2008 to December 31, 2008.  Excludes the $148 thousand recognized in the first quarter of 2008.

Index

On October 15, 2007, the Company entered into a total of $50 million notional value cash flow hedges.  The hedges exchange a portion of the Company’s variable rate cash flows from its Prime-based commercial loans for fixed rate cash flows.  The weighted average fixed rate is approximately 7.72% and the original term was five years.  An estimated $903 thousand, net of taxes, of the unrealized gains that are recorded in accumulated other comprehensive income as of March 31, 2008, are expected to be reclassified to interest income in the next twelve months based on the known changes to the Prime rate through the 25 basis point reduction on April 30, 2008.

The following are the cash flow hedges as of March 31, 2008:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income (Loss)	Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Interest Rate swap	$25,000	$2,450	$-	$1,617	October 15, 2012
Interest Rate swap	25,000	2,450	-	1,617	October 15, 2012
Forward contracts	15,630	149	182	(22)	Various
	$65,630	$5,049	$182	$3,212

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$62	June 28, 2009
Interest Rate swap	25,000	-	-	167	June 28, 2010
Interest Rate swap	25,000	-	-	231	June 28, 2011
Interest Rate swap	12,000	-	-	36	June 28, 2009
Interest Rate swap	14,000	-	-	68	June 28, 2010
Interest Rate swap	20,000	-	-	175	June 28, 2011
Interest Rate swap	35,000	-	-	354	June 28, 2012
	$150,000	$-	$-	$1,093

1 The $1.1 million of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2008, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

For the three months ended March 31, 2008, no amounts were recognized for hedge ineffectiveness.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit-risk disclosures.  The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted.  The Company is currently assessing the potential impact SFAS 161 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively.  The Company is currently assessing the potential impact SFAS 141(R) will have on its consolidated financial statements.

Index

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements.  Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited.  Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied restrospectively.  The Company is currently assessing the potential impact SFAS 160 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 was effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well.  The Company early adopted SFAS 159 effective January 1, 2007.  Note 9 provides further information.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  The Company adopted SFAS 157 on April 5, 2007 with the effective date of January 1, 2007.  The adoption resulted in additional disclosures as presented in Note 8.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The impact did not have a material impact on the Company’s consolidated financial statements.  Note 7 provides further information.

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

FIRST QUARTER 2008 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2008 and 2007. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

As of March 31, 2008, we had total consolidated assets of $1.2 billion, total loans of $977.4 million, total deposits of $935.5 million and stockholders’ equity of $150.3 million.

Net income for the three months ended March 31, 2008, was $2.2 million, or $0.14 per basic and diluted share, compared to net income of $2.4 million, or $0.14 and $0.13 per basic and diluted share, respectively, for the comparative period in 2007.  Net interest income decreased by $344 thousand due to a reduction in our net interest margin, partially offset by additional volume of earning assets.  The provision for loan and lease losses increased by $761 thousand due to our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, trends in non-performing and classified loans and general economic conditions.  Noninterest income, excluding the $584 thousand impairment of securities in the first quarter of 2007, increased by $156 thousand, while noninterest expense decreased by $134 thousand.  The increase in noninterest income is attributable to growing revenue from deposit fees, as well as the trust department, while noninterest expense decreased primarily from efficiency improvements.  There were 366 full-time equivalent employees as of March 31, 2008, as compared to 369 as of March 31, 2007.

Our efficiency ratio improved in the first quarter of 2008 to 69.6% as compared to 72.5% in the same period of 2007 primarily due to the impairment on securities charge in 2007.  Excluding the impairment charge, the efficiency ratio remained unchanged as compared to the first quarter of 2007.  We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses, although declining net interest income may lead to a higher efficiency ratio in the near term.  In April and May 2007, we opened de novo branches in Algood, Tennessee and Cleveland, Tennessee, respectively.  We are currently concentrating on identifying additional locations in Chattanooga, Knoxville, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, we have a contract to purchase land for a branch in Hixson (Chattanooga), Tennessee as well as an option to purchase land for a second branch in Hixson, Tennessee.  We anticipate the completion of the first Hixson branch in the second half of 2008 and the second Hixson branch in early 2009.  Other locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Index

Net interest margin in the first quarter of 2008 was 4.30% or 56 basis points lower than the prior year period of 4.86%.  We believe that our net interest margin will continue to decline in the second quarter before stabilizing in the second half of 2008.  The projected stabilization of our net interest margin is dependant on competitive pricing pressure, our ability to raise core deposits and any possible further action to the target federal funds rate by the Federal Reserve.

On April 23, 2008, our Board of Directors approved a second quarter cash dividend of $0.05 per share payable on June 16, 2008 to shareholders of record on June 2, 2008.

RESULTS OF OPERATIONS

We reported net income for the first quarter of 2008 of $2.2 million versus net income for the same period in 2007 of $2.4 million.  In 2008, basic and diluted net income per share was $0.14, on approximately 16,144 thousand basic and 16,334 thousand diluted weighted average shares outstanding, respectively.

Net income in the first quarter of 2008 was below the 2007 level as a result of the contraction in the net interest margin and higher provision for loan and lease loss expense.  While we have opened two additional branches and a loan production office, our overhead decreased for the first quarter 2008, as compared to the same period in 2007, through a reduction in professional fees and fewer full-time equivalent employees.  As of March 31, 2008 we had 39 banking offices, including the headquarters, five loan/lease production offices and 366 full-time equivalent employees.  Although we expect to expand our branch network and our employee force in 2008, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the period ended March 31, 2008 as compared to the same period in 2007.

Condensed Consolidated Income Statement

		Change from Prior Year
	2008	Amount	Percentage
	(in thousands, except percentages)

Interest income	$20,147	$49	0.2%
Interest expense	8,632	393	4.8%
Net interest income	11,515	(344)	(2.9)%
Provision for loan and lease losses	1,178	761	182.5%
Net interest income after provision for loan and lease losses	10,337	(1,105)	(9.7)%
Noninterest income	2,954	740	33.4%
Noninterest expense	10,064	(134)	(1.3)%
Income before income taxes	3,227	(231)	(6.7)%
Income tax provision	984	(120)	(10.9)%
Net income	$2,243	$(111)	(4.7)%

Index

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended March 31, 2008, net interest income decreased by $344 thousand, or 2.9%, to $11.5 million for the first quarter of 2008 compared to $11.9 million for the same period in 2007.

We monitor and evaluate the effects of certain risks on our earnings and seek balance between the risks assumed and returns sought.  Some of these risks include interest rate risk, credit risk and liquidity risk.

The level of net interest income is determined primarily by the average balances (volume) of interest earning assets and the various rate spreads between our interest earning assets and our funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest earning assets and interest bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest earning asset portfolio (which includes loans), and the availability of particular sources of funding, such as noninterest bearing deposits.

Interest income for the first quarter of 2008 was $20.1 million, a 0.2% increase as compared to the same period in 2007.  The increase in interest income is due to an increase in average earning assets of $88.9 million, or 8.8%, to $1.1 billion compared to average earning assets of $1.0 billion for the same period in 2007.  Additionally, our mix of earning assets shifted toward loans from investment securities and other earning assets.  Average loans increased $110.4 million, while all other earning assets decreased $21.6 million.  We decreased our securities portfolio through a sale of approximately $27.0 million in investment securities in April 2007.  The funds were used to de-leverage our balance sheet by reducing our overnight borrowings.  We anticipate our loan-to-deposit ratio to remain above 100% as growth in earning assets has outpaced our deposit growth.  Our loans increased in the first quarter of 2008 on a comparative basis due to the use of overnight advances from the Federal Home Loan Bank (FHLB) of Cincinnati, federal funds purchased and growth of in-market certificates of deposit over $100 thousand through deposit gathering activities of FSGBank.  These additional earning assets have enabled us to earn more interest income.

A decrease in the yield on earning assets reduced the additional earnings from increased volumes.  The tax equivalent yield on earning assets decreased 71 basis points to 7.46% for the period ended March 31, 2008 to 7.46% from 8.17% for the same period in 2007.  The change in the yield primarily relates to the Federal Reserve lowering the target federal funds rate by 300 basis points since March 2007.  Our loan portfolio is approximately 50% fixed rate, 46% variable rate and 4% adjustable rate.  The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index.   Our active cash flow swaps hedge approximately 11% of our variable rate loans.  Changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Total interest expense was $8.6 million in the first quarter of 2008, or 4.8% higher, as compared to the same period in 2007.  Interest expense increased due to the additional volume of interest bearing liabilities combined with an increased use of non-core funding sources.  Average interest bearing liabilities increased $88.7 million, or 10.9%, for the three months ended March 31, 2008 compared to the same period in 2007.  The high growth rate in the loan portfolio was the primary cause of the significant increase in interest bearing liabilities, specifically; the use of alternative funding increased other borrowings, including FHLB overnight borrowings and federal funds purchased. Additionally, the gathering activities at the branch level increased the level of in-market certificates of deposits over $100 thousand.  Average total deposits decreased $26.9 million, or 2.9% to $893.8 million in the first quarter of 2008 compared to the same period in 2007.  The average rate paid on interest bearing liabilities decreased 27 basis points to 3.85% from 4.12% for the period ended March 31, 2008 and 2007, respectively.  The decrease is primarily due to reductions in the Federal Reserve’s target federal funds rate, which decreased the cost of overnight borrowings and federal funds purchased.  Additionally, rates on core deposits were reduced to reflect the lower yielding deposit market.

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

Index

Our net interest rate spread (on a tax equivalent basis) was 3.61% for the period ended March 31, 2008 compared to 4.05% for the same period in 2007.  Net interest margin (on a tax equivalent basis) was 4.30% for the period ended March 31, 2008 compared to 4.86% for the same period in 2007.  The decreased net interest spread and margin are the result of our rates on our earning assets decreasing faster than the rates on interest bearing liabilities.  While approximately 46% of loans reprice simultaneously with changes to the associated index, including the target federal funds rate, only approximately 14% of liabilities reprice simultaneously.  As such, reductions by the Federal Reserve to the target rate have an immediate negative impact on our spread and margin.  Once the easing initiative is complete, deposit rates should continue to reduce as CDs mature and reprice at current, lower levels.  Average interest bearing liabilities as a percentage of average earning assets was 81.9% for the period ended March 31, 2008 compared to 80.4% for the same period in 2007.  Noninterest bearing funding sources contributed 69 basis points to the net interest spread for the three months ended March 31, 2008, as compared to 81 basis points in the comparable period in 2007.  Average noninterest bearing demand deposits were 14.1% and 16.1% of average earning assets for the period ended March 31, 2008 and 2007, respectively.

Beginning in September 2007, the Federal Reserve began an increasingly aggressive easing of the target federal funds rate.  As of March 31, 2008, the target federal funds rate has decreased 300 basis points to 2.25% from March 31, 2007.  During the first quarter of 2008, the target federal funds rate was reduced by 200 basis points.  We anticipate our net interest margin will further decrease in the second quarter, as the rate cuts in the first quarter of 2008 will impact the full second quarter, in addition to the 25 basis point rate reduction in April 2008.  We believe the net interest margin will stabilize in the second half of 2008 based on management's projections of several factors including future Federal Reserve target rates, loan and deposit pricing and our ability to raise core deposits.

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2008 and 2007.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Three Months Ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$966,004	$18,608	7.75%	$855,569	$18,377	8.71%
Investment securities – taxable	88,467	1,153	5.24%	108,445	1,313	4.91%
Investment securities – non-taxable	43,149	609	5.68%	44,292	628	5.75%
Other earning assets	1,570	11	2.82%	2,009	24	4.84%
Total earning assets	1,099,190	20,381	7.46%	1,010,315	20,342	8.17%
Allowance for loan and lease losses	(11,062)			(10,272)
Intangible assets	30,256			31,220
Cash & due from banks	23,887			27,131
Premises & equipment	34,602			36,151
Other assets	47,807			43,370
TOTAL ASSETS	$1,224,680			$1,137,915

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW accounts	$63,517	99	0.63%	$65,736	125	0.77%
Money market accounts	97,528	595	2.45%	99,345	695	2.84%
Savings deposits	34,774	43	0.50%	36,049	76	0.86%
Time deposits > $100	223,991	2,714	4.87%	209,044	2,629	5.10%
Time deposits < $100	261,208	3,037	4.68%	263,371	3,152	4.85%
Brokered CDs	57,370	736	5.16%	84,172	982	4.73%
Federal funds purchased	33,616	296	3.54%	3,105	44	5.75%
Repurchase agreements	34,276	233	2.73%	22,392	143	2.59%
Other borrowings	94,422	879	3.74%	28,757	394	5.56%
Total interest bearing liabilities	900,702	8,632	3.85%	811,971	8,240	4.12%
Net interest spread		$11,749	3.61%		$12,102	4.05%
Noninterest bearing demand deposits	155,450			163,001
Accrued expenses and other liabilities	19,513			17,165
Stockholders’ equity	145,349			146,034
Accumulated other comprehensive income / (loss)	3,666			(256)
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,224,680			$1,137,915

Impact of noninterest bearing sources and other changes in balance sheet composition			0.69%			0.81%

Net interest margin			4.30%			4.86%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended March 31, 2008 Compared to 2007

	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,545	$(2,314)	$231
Investment securities – taxable	(233)	73	(160)
Investment securities – non-taxable	(11)	(8)	(19)
Other earning assets	(5)	(8)	(13)
Total earning assets	2,296	(2,257)	39

Interest bearing liabilities:
NOW accounts	(3)	(22)	(25)
Money market accounts	(7)	(93)	(100)
Savings deposits	(2)	(31)	(33)
Time deposits < $100	211	(126)	85
Time deposits > $100	-	(115)	(115)
Brokered CDs	(307)	62	(245)
Federal funds purchased	436	(184)	252
Repurchase agreements	78	12	90
Other borrowings	913	(429)	484
Total interest bearing liabilities	1,319	(926)	393
Increase (decrease) in net interest income	$977	$(1,331)	$(354)

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three months ended March 31, 2008 was $1.2 million compared to $417 thousand in the same period of 2007. Net charge-offs for the first quarter of 2008 were $815 thousand compared to net charge-offs of $211 thousand for the same period in 2007.  Annualized net charge-offs as a percentage of average loans were 0.34% for the three months ended March 31, 2008 compared to 0.10% for the same period in 2007.  Our peer group’s average annualized net charge-offs for the fourth quarter of 2007 (as reported in the December 31, 2007 Uniform Bank Performance Report) was 0.42%.

The increase in our provision for loan and lease losses for the first quarter of 2008 compared to the same period in 2007 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions.  As of March 31, 2008, management determined our allowance was adequate to provide for credit losses.  We will reanalyze the allowance on at least a quarterly basis, and the next review will be at June 30, 2008, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

Index

Our loan portfolio increased by $24.3 million for the first three months of 2008 compared to $16.3 million in the same period in 2007.  Year-over-year, the loan portfolio increased by $113.5 million from March 31, 2007 to March 31, 2008.  The growth in our loan portfolio on a quarterly and year-over-year basis is organic and is a result of the marketing efforts of our loan officers.

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

Our allowance for loan and lease losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance compared to a group of peer banks.  During their routine examinations of banks, the regulators may require a bank to make additional provisions to its allowance when, in the opinion of the regulators, their credit evaluations and allowance methodology differ materially from the banks’.

While it is our policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans.  Because these risks include the state of the economy, our judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

Noninterest income totaled $3.0 million for the first quarter of this year, an increase of $740 thousand, or 33.4%, from the same period in 2007.  The increase is partially a result of the $584 thousand impairment on securities charge recorded in the first quarter of 2007.  Excluding this charge, noninterest income increased $156 thousand, or 5.6%.

Index

The following table presents the components of noninterest income for the periods ended March 31, 2008 and 2007.

NONINTEREST INCOME

	Three Months Ended March 31,
		Percent
	2008	Change	2007
	(in thousands, except percentages)
NSF fees	$1,014	14.8%	$883
Service charges on deposit accounts	261	1.6%	257
Mortgage loan and related fees	523	14.2%	458
Bank-owned life insurance income	226	1.8%	222
Other-than-temporary impairment on securities	-	(100)%	(584)
Other income	930	(4.9)%	978
Total noninterest income	$2,954	33.4%	$2,214

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $1.3 million for the first quarter of 2008, an increase of $135 thousand, or 11.8%, from the same period in 2007.  In addition to standard NSF fees, we offer a “bounce protection” program that pays our customers’ non-sufficient fund checks (to a predetermined limit) for a fee.  This program and our growing deposit base resulted in additional deposit fee income for 2008.

Mortgage loan and related fees for the first quarter of 2008 increased $65 thousand, or 14.2%, to $523 thousand compared to $458 thousand in the first quarter of 2007.  As discussed in Note 9 of our consolidated financial statements, we began electing the fair value option under SFAS 159 to our held for sale loan originations in February 2008.  This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights.  The recognition of the income and fees is now concurrent with the origination of the loan.  We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results.  Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting.  For the first quarter 2008, approximately $192 thousand of additional mortgage loan and related fee income was recognized due the transition to the fair value option election.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market.  Due to the normal processing time, we will have a certain amount of held for sale loans at any time.  Mortgages originated for sale in the secondary markets totaled $20.7 million for the first three months of 2008.  Mortgages sold in the secondary market totaled $18.8 million for the first three months of 2008.  Mortgages originated and sold in the secondary market totaled $21.1 million and $23.4 million, respectively, for the first three months of 2007.  We sold these loans with the right to service the loan being released to the purchaser for a fee.  We do not originate sub-prime loans.  For the remainder of 2008, we expect mortgage loan income to be pressured by the softness in the real estate market.

Bank-owned life insurance income remained consistent at $226 thousand for the three months ended March 31, 2008 as compared to the same period in 2007.  The Company is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity.  In addition, the insurance death benefit will be a tax-free payment to the Company.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 6.29% for the three months ended March 31, 2008.

During April 2007, we de-leveraged a portion of our balance sheet by selling approximately $27.0 million in investment securities to pay down our overnight borrowings.  This transaction eliminated negative spread.  The sale occurred prior to the release of our quarterly report on Form 10-Q for the period ended March 31, 2007, thereby triggering an other-than-temporary impairment of securities as of March 31, 2007.  The impairment charge represents the loss position of the sold securities as of March 31, 2007.

Index

Other income for the first quarter of 2008 was $930 thousand, compared to $978 thousand for the same period in 2007.  The components of other income primarily consist of point-of-sale fees on debit cards, ATM fee income, gains on sales of other real estate and repossessions, underwriting revenue, safe deposit box fee income, and trust fee income.  The decrease was primarily a result of no credit card fee income in the first quarter of 2008 due to the sale of our credit card portfolio during December 2007; credit card fee income for the first quarter of 2007 was $43 thousand.  For the three months ended March 31, 2008, the trust department increased fee income by $91 thousand or 70.0% as compared to the same period in 2007.  This increase was offset by a $91 thousand decline in gains on sale of assets.

Noninterest Expense

Noninterest expense for the first quarter of 2008 decreased $134 thousand, or 1.3%, to $10.1 million compared to $10.2 million for the same period in 2007.  The decrease in noninterest expense primarily reflects a reduction in professional fees and lower write-downs and losses on repossessions.  Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense throughout 2008 as a result of our branching activities.

The following table represents the components of noninterest expense for the three month periods ended March 31, 2008 and 2007.

NONINTEREST EXPENSE

	Three Months Ended March 31,
		Percent
	2008	Change	2007
	(in thousands, except percentages)
Salaries & benefits	$5,757	(1.1)%	$5,822
Occupancy	875	5.4%	830
Furniture and equipment	809	1.5%	797
Professional fees	379	(20.9)%	479
Data processing	349	(3.9)%	363
Printing & supplies	116	(6.5)%	124
Communications	179	(9.1)%	197
Advertising	92	(21.4)%	117
Intangible asset amortization	225	(15.1)%	265
Other expense	1,283	(6.6)%	1,204
Total noninterest expense	$10,064	(1.3)%	$10,198

Salaries and benefits for the first quarter of 2008 decreased $65 thousand, or 1.1%, as compared to the same period in 2007.  The decrease in salaries and benefits is primarily related to decreases in our benefit expenses, including but not limited to incentive compensation accruals.  As of March 31, 2008, we had 366 full-time equivalent employees and operated 39 full service banking offices and five loan/lease production offices.  In April and May 2007, we opened de novo branches in Algood, Tennessee and Cleveland, Tennessee, respectively.  We are currently concentrating on identifying additional locations in Chattanooga, Knoxville, and Cleveland, Tennessee, as well as the north metro Atlanta, Georgia and metro Nashville, Tennessee markets.  At this time, we have a contract to purchase land for a branch in Hixson (Chattanooga), Tennessee as well as an option to purchase land for another branch in Hixson, Tennessee.  We anticipate the completion of the first Hixson branch in the second half of 2008 and the second Hixson branch in 2009.  Other locations have not been determined, and therefore no timetable is provided.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Index

Occupancy expense for the first quarter of 2008 increased by 5.4% as compared to the same period in 2007.  The increase in the first quarter of 2008 was due to the completion of two de novo branches in April and May 2007.  As of March 31, 2008, First Security leased 14 facilities and the land for five branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense was consistent for the first quarter of 2008 as compared to the same period in 2007.

Professional fees decreased 20.9% for the first quarter of 2008 as compared to the same period in 2007.  Professional fees include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, lending activities, employee benefit programs, potential acquisitions, investment securities, trademarks and intangible properties.  The decrease in 2008 is primarily related to the decision to transition most internal audit functions in-house, including SOX Section 404 testing.

Data processing fees decreased 3.9% for the first quarter of 2008.  Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas.  The monthly fees associated with data processing are based primarily on transaction volume.  Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization expense decreased $40 thousand, or 15.1%, in the first quarter of 2008 as compared to the same period in 2007.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2008.

Income Taxes

We recorded income tax expense of $984 thousand for the first quarter of 2008 compared to $1.1 million for the same period in 2007.  Our effective tax rate for the period ended March 31, 2008 and 2007, was 30.5% and 31.9%, respectively.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.25 billion at March 31, 2008, $1.21 billion at December 31, 2007, and $1.15 billion at March 31, 2007.  Our first quarter 2008 and year-over-year asset growth is directly related to deposit growth and the funds available to us for investment.  Throughout 2008, we expect our assets to continue to grow as we plan to further leverage our existing banking branches and open a de novo branch in Hixson, Tennessee.

Loans

Our loan demand continues to be strong.  Total loans increased 2.5% (10.2% annualized) in the first quarter of 2008 as compared to December 31, 2007 and 13.1% as compared to March 31, 2007.  The increase in loans in the first quarter of 2008 can be attributed to an increase in our 1-4 family residential loans of $10.1 million, or 3.8%, and an increase in commercial and industrial loans of $9.5 million, or 6.8%.  Loan growth was $113.5 million, or 13.1%, over the twelve-month period ended March 31, 2008.  The loan categories with the largest increases over the past twelve months were (1) commercial real estate loans, up $41.6 million, or 23.0%, to $222.8 million, (2) construction and land development, up $32.0 million, or 17.2%, to $218.8 million, (3) residential mortgage loans, up $29.4 million, or 12.1%, to $272.4 million, and (4) commercial and industrial loans, up $22.6 million, or 18.1%, to $147.5 million.

We believe that our general loan growth will remain strong.  Funding of future loan growth may be restricted by our ability to raise core deposits, although we will continue to use alternative funding sources, if necessary and cost effective.  Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Index

Asset Quality

We consider our asset quality to be of primary importance.  At March 31, 2008, our loan portfolio was 78.3% of total assets.  Over the past few years, we have improved our commercial and retail underwriting standards, enhanced our detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate risk management, improved our consumer portfolio risk pricing and standardized underwriting and developed a more comprehensive analysis of our allowance for loan and lease losses.  Our loan review process targets 60% to 70% of our portfolio for review over an 18-month cycle.  More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

The allowance for loan and lease losses represents our estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.  We analyze the loan portfolio regularly to identify potential problems.  We undertake this analysis in conjunction with the establishment of our allowance to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced.  Furthermore, our policy requires regularly scheduled problem-asset meetings in which past due and classified loans are thoroughly analyzed.  These analyses are thoroughly reviewed by our credit administration group.  In addition to these analyses of existing loans, we consider our loan growth, historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect probable loan losses.

Our asset quality ratios generally weakened in the first quarter of 2008 as compared to the same period in 2007.  As of March 31, 2008, our allowance for loan and lease losses as a percentage of total loans was 1.16%, which is consistent with the December 31, 2007 ratio and slightly lower than the 1.18% as of March 31, 2007.  Annualized net charge-offs as a percentage of average loans increased to 34 basis points from 10 basis points for the three month periods ended March 31, 2008 and 2007, respectively.  The increase is primarily a result of higher lease charge-offs in 2008 and a large recovery in 2007.  Non-performing assets as a percentage of total assets were 82 basis points compared to 55 basis points in 2007.  Non-performing assets, including 90 days past due, increased to $11.7 million, or 94 basis points of total assets, from $9.9 million, or 82 basis points, as of December 31, 2007 and from the $7.9 million, or 69 basis points, as of March 31, 2007.

We believe that overall asset quality in 2008 will be weaker than the 2007 levels.  We believe that charge-offs for 2008, as a percentage of average loans, will remain above 2007 levels as a result of the current economic conditions and higher charge-offs on repossessed leasing equipment due to weakness in the trucking and real estate (construction equipment) industries.  Our special assets department plans to continue actively collecting past due loans and managing the marketing of repossessions and other real estate owned to maximize value and minimize carrying costs.

Index

The following table presents an analysis of the changes in the allowance for loan and lease losses for the three months ended March 31, 2008 and 2007.  The provision for loan losses of $1,172 thousand in the table below does not include our provision accrual for unfunded commitments of $6 thousand as of March 31, 2008.  The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the three months ended March 31,
	2008	2007
	(in thousands, except percentages)
Allowance for loan and lease losses -
Beginning of period	$10,956	$9,970
Provision for loan losses	1,172	395
Sub-total	12,128	10,365
Charged off loans:
Commercial – leases	498	144
Commercial – loans	-	91
Real estate – construction	52	-
Real estate – residential mortgage	98	-
Consumer and other	217	334
Total charged off	865	569
Recoveries of charged-off loans:
Commercial – leases	-	-
Commercial – loans	4	213
Real estate – construction	-	-
Real estate – residential mortgage	4	70
Consumer and other	42	75
Total recoveries	50	358
Net charged-off loans	815	211
Allowance for loan and lease losses - end of period	$11,313	$10,154

Total loans-end of period	$977,396	$863,940
Average loans	$966,004	$855,569
Net loans charged-off to average loans, annualized	0.34%	0.10%
Provision for loan losses to average loans, annualized	0.49%	0.18%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.16%	1.18%
Non-performing assets	110.93%	161.56%

Index

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percent of loans in each category to total loans.   The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan and Lease Losses

	As of March 31, 2008		As of March 31, 2007

		Percent of loans in each		Percent of loans in each
	Amount	category to total loans	Amount	category to total loans
	(in thousands, except percentages)
Commercial-leases	$1,419	4.0%	$1,847	5.9%
Commercial-loans	2,206	15.1%	1,468	14.5%
Real estate-construction	1,944	22.4%	1,599	21.6%
Real estate-mortgage	4,594	52.4%	4,025	50.1%
Consumer	1,150	6.1%	953	7.9%
Unallocated	-	-	262	-
Total	$11,313	100.0%	$10,154	100.0%

We believe that the allowance for loan and lease losses at March 31, 2008 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of the Company, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.  The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool.  See “Provision for Loan and Lease Losses” for a description of our methodology for determining the adequacy of the allowance for loan and lease losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets.  We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.

	March 31, 2008	December 31, 2007	March 31, 2007
	(in thousands, except percentages)
Nonaccrual loans	$5,047	$3,372	$1,755
Loans past due 90 days and still accruing	1,473	2,289	1,640
Total nonperforming loans	$6,520	$5,661	$3,395

Other real estate owned	$3,510	$2,452	$2,796
Repossessed assets	1,641	1,834	1,734
Nonaccrual loans	5,047	3,372	1,755
Total nonperforming assets	$10,198	$7,658	$6,285

Nonperforming loans as a percentage of total loans	0.67%	0.59%	0.39%
Nonperforming assets as a percentage of total assets	0.82%	0.63%	0.55%
Nonperforming assets + loans 90 days past due to total assets	0.94%	0.82%	0.69%

Index

Nonaccrual loans totaled $5.0 million at March 31, 2008, $3.4 million at December 31, 2007 and $1.8 million at March 31, 2007. The nonaccrual loans at March 31, 2008 included $1.7 million of commercial leases, $1.4 million in construction and land development loans, $1.3 million in other real-estate secured loans and $684 thousand in commercial and industrial and other loans.  There are no significant commitments to lend additional funds to customers with loans on non-accrual status at March 31, 2008.

Loans 90 days past due and still accruing were $1.5 million at March 31, 2008, compared to $2.3 million at December 31, 2007 and $1.6 million at March 31, 2007. Of these past due loans at March 31, 2008, $835 thousand were secured by 1-4 family residential loans, $473 thousand were construction and land development loans, $115 thousand were commercial real estate loans and the remaining $50 thousand consisted of commercial leases, commercial and industrial and other loans.

At March 31, 2008, we owned other real estate in the amount of $3.5 million, which consisted of $2.8 million in construction and land development property, $629 thousand in commercial real estate property and $122 thousand in residential real estate.  All of these properties have been written down to their respective fair values.

At March 31, 2008, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.6 million, compared to $1.8 million at December 31, 2007 and $1.7 million at March 31, 2007.

Nonperforming assets for the first quarter of 2008 were $10.2 million compared to $7.7 million at December 31, 2007 and $6.3 million at March 31, 2007.

Our asset ratios remain favorable as compared to our peer group.  Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets.  The following table provides our asset quality ratios as of March 31, 2008 and our UBPR peer group ratios as of December 31, 2007, which is the latest available information.

Nonperforming Asset Ratios

	First Security	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	0.67%	1.06%
Nonperforming loans[1] as a percentage of the allowance	57.63%	90.23%
Nonperforming loans[1] as a percentage of bank equity capital	4.43%	7.58%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	1.02%	1.26%

1Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds.  We use three categories to classify our securities: “held to maturity,” “available-for-sale,” and “trading.”  Currently, none of our investments are classified as trading or held to maturity.  We have no plans to liquidate a significant amount of any available-for-sale securities.  However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $131.4 million at March 31, 2008, $131.8 million at December 31, 2007 and $153.6 million at March 31, 2007. The reduction in the securities portfolio year-over-year occurred as a result of the sale of $27.0 million of available-for-sale securities to de-leverage our balance sheet in the second quarter of 2007.  While our level of liquid assets has decreased, we believe our current level provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At March 31, 2008, the available-for-sale securities portfolio had unrealized net gains of approximately $2.0 million, net of tax.

Index

All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at March 31, 2008 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years
	(in thousands, except percentages)

Municipal-tax exempt	$600	$9,406	$25,214	$6,958
Agency bonds	1,000	11,978	8,983	-
Agency issued REMICs	-	24,231	-	-
Agency issued pools	34	17,206	14,286	2,060
Asset backed & CMOs	-	6,289	-	-
Other	-	76	-	69
Total	$1,634	$69,186	$48,483	$9,087
Tax Equivalent Yield	4.86%	5.06%	5.57%	5.89%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities.  We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond.  This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of March 31, 2008, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the first quarter ended 2008, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$36,967	$37,834
FHLMC*	$36,191	$37,265

* Federal Home Loan Mortgage Corporation

Due to strong loan demand, we held no federal funds sold as of March 31, 2008, December 31, 2007 or March 31, 2007.

As of March 31, 2008, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At March 31, 2008, we held $23.4 million in bank-owned life insurance, compared to $23.1 million at December 31, 2007 and $22.5 million at March 31, 2007.

Index

Deposits and Other Borrowings

As of March 31, 2008, deposits increased by 3.6% (14.6% annualized) from December 31, 2007 and by 1.0% from March 31, 2007.  Excluding the changes in brokered CDs, our year-over-year deposits decreased 0.8%.  In the first quarter of 2008, the fastest growing sector of our core deposit base was interest bearing demand deposits and savings/money market accounts which grew 10.1% (40.4% annualized) and 3.0% (12.0% annualized), respectively.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000.  We consider our retail CDs to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenant to our business strategy.  We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding.  For this reason, we opened two de novo branches in 2007 and plan to open one additional location in Hixson, Tennessee in the second half of 2008.  Additional de novo branches may be planned for the remainder of the year as opportunities arise.  Currently, we have an option to purchase land for another branch in Hixson, Tennessee.  As a result of our branch network and branches opened in recent periods, we anticipate that our deposits will continue to increase throughout 2008.

Federal funds purchased were $14.4 million, $28.8 million and zero as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.  Securities sold under agreements to repurchase with commercial checking customers were $27.0 million as of March 31, 2008, compared to $23.5 million and $27.0 million as of December 31, 2007 and March 31, 2007, respectively.  In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012.  The agreement provides for a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term, and is callable at the first anniversary and quarterly thereafter.  The stated maturity is November 2012.  The increase in federal funds purchased and repurchase agreements has been used as a source to fund the growth in our loan portfolio.

As a member of the FHLB, we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances.  We also use FSGBank’s borrowing capacity at the FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool.  The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.  The following table details the maturities and rates of our borrowings from the FHLB of Cincinnati as of March 31, 2008.

The terms of FHLB advances and other borrowing as of March 31, 2008 are as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
2008	3/31/2008	FHLB overnight advance	$90,000,000	Overnight	2.30%	4/1/2008
2008	3/31/2008	Federal funds purchased	14,350,000	Overnight	2.75%	4/1/2008
2009	1/26/2005 *	FHLB fixed rate advance	2,667,000	48 months	4.11%	1/26/2009
2011	6/18/1996 *	FHLB fixed rate advance	1,370	180 months	7.70%	7/1/2011
2011	9/16/1996 *	FHLB fixed rate advance	2,619	180 months	7.50%	10/1/2011
2012	9/9/1997 *	FHLB fixed rate advance	3,424	180 months	7.05%	10/1/2012
2015	1/5/1995	Fixed rate mortgage note	113,053	240 months	7.50%	1/5/2015

Aggregate composite rate	2.41%
Overnight rate	2.36%
48 month composite rate	4.11%
180 month composite rate	7.33%

* Assumed as part of the acquisition of Jackson Bank.

Index

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees and cash dividends from FSGBank to fund our daily operations’ liquidity needs.  Our cash balance on deposit with FSGBank, which totaled approximately $816 thousand as of March 31, 2008, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At March 31, 2008, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 12.7% (excluding anticipated loan repayments).  As of December 31, 2007 and March 31, 2007, the liquidity ratios were 13.0% and 17.2% respectively.

As of March 31, 2008, the unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) for FSGBank at FHLB was $31.1 million.  FHLB maintains standards for loan collateral files.  Therefore, our borrowing capacity may be restricted if our collateral file has exceptions.

FSGBank also had unsecured federal funds lines in the aggregate amount of $99.5 million at March 31, 2008 under which it can borrow funds to meet short-term liquidity needs.   The available amount of the federal funds lines was $85.2 million as of March 31, 2008.  Loan participations sold to other commercial banks (in which we retain the service rights) provide another source of funding.  As of quarter-end, we had $8.5 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business.  As of March 31, 2008, FSGBank had $94.8 million in brokered CDs outstanding with a weighted average remaining life of approximately 18 months, a weighted average coupon rate of 3.92% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.17%.  Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable.  We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

Index

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $299.8 million at March 31, 2008.  The following table illustrates our significant contractual obligations at March 31, 2008 by future payment period.

CONTRACTUAL OBLIGATIONS

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$568,271	$461,838	$88,652	$17,781	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	51,382	41,382	-	10,000	-
FHLB borrowings	(3)	92,675	92,667	-	8	-
Operating lease obligations	(4)	5,036	964	1,715	757	1,600
Note payable	(5)	113	13	29	34	37
Total		$717,477	$596,864	$90,396	$28,580	$1,637
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

Net cash used in operations during the first quarter of 2008 totaled $348 thousand compared to net cash provided by operations of $6.6 million for the same period in 2007.  The decrease is primarily due to an increase in loans held for sale as well as changes in other assets and interest payable.  Net cash used in investing activities increased to $23.5 million as compared to $18.9 million primarily due to higher loan originations and additional purchases of available-for-sale securities.  Net cash provided by financing activities increased to $31.0 million compared to $15.6 million in 2007.  The increase is primarily due to increases in brokered CDs and other borrowings, partially offset by decreases in federal funds purchased and securities sold under agreement to repurchase.

Derivative Financial Instruments

Derivatives are used as a risk management tool and to facilitate client transactions.  We utilize derivatives to hedge the exposure to changes in interest rates or other identified market risks.  Derivatives may also be used in a dealer capacity to facilitate client transactions by creating by customized loan products for our larger customers.  These products allow us to meet the needs of our customers, while minimizing our interest rate risk.  We currently have not entered into any transactions in a dealer capacity.

The Asset/Liability Committee of the Board of Directors (ALCO) provides oversight through ensuring policies and procedures are in place to monitor our derivative positions.  We believe the use of derivatives will reduce our interest rate risk and potential earnings volatility caused by changes in interest rates.

Our derivatives are based on underlying risks, primarily interest rates.  We utilize cash flow swaps to reduce the risks associated with interest rates.  The active swaps provide fixed payments at a rate of 7.72% on $50 million notional value of Prime-based variable-rate loans in exchange for the variable-rate payments.  As of March 31, 2008, the swaps provide 247 basis points of additional income on $50 million of variable-rate loans, based on a Prime rate of 5.25%.

We also use forward contracts to hedge against changes in interest rates on our held for sale loan portfolio.  Our practice is to enter into a best efforts contract with the investor concurrently with providing an interest rate lock to a customer.  The use of the fair value option under SFAS 159 on the closed held for sale loans and the forward contracts minimize the volatility in earnings from changes in interest rates.

Index

The following are the cash flow hedges as of March 31, 2008:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income / (Loss)	Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Interest Rate swap	$25,000	$2,450	$-	$1,617	October 15, 2012
Interest Rate swap	25,000	2,450	-	1,617	October 15, 2012
Forward contracts	15,630	149	182	(22)	Various
	$65,630	$5,049	$182	$3,212

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$62	June 28, 2009
Interest Rate swap	25,000	-	-	167	June 28, 2010
Interest Rate swap	25,000	-	-	231	June 28, 2011
Interest Rate swap	12,000	-	-	36	June 28, 2009
Interest Rate swap	14,000	-	-	68	June 28, 2010
Interest Rate swap	20,000	-	-	175	June 28, 2011
Interest Rate swap	35,000	-	-	354	June 28, 2012
	$150,000	$-	$-	$1,093

1 The $1.1 million of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2008, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2008 and 2007 was as follows:

	As of March 31,
	2008	2007
	(in thousands)
Commitments to Extend Credit	$299,760	$280,106
Standby Letters of Credit	$16,739	$15,941

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

March 31, 2008	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%	4.0%	10.5%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.6%	11.3%
Leverage ratio	5.0%	4.0%	9.5%	9.3%

December 31, 2007
Tier I capital to risk adjusted assets	6.0%	4.0%	10.8%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.8%	11.3%
Leverage ratio	5.0%	4.0%	9.7%	9.2%

March 31, 2007
Tier I capital to risk adjusted assets	6.0%	4.0%	12.1%	11.3%
Total capital to risk adjusted assets	10.0%	8.0%	13.1%	12.4%
Leverage ratio	5.0%	4.0%	10.4%	9.8%

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.  In the first quarter of 2008, we paid total cash dividends of $0.05 per share or $820 thousand.  On April 23, 2008, the Board of Directors declared the second quarter cash dividend of $0.05 per share payable on June 16, 2008 to shareholders of record on June 2, 2008.

On November 28, 2007, our Board of Directors authorized a plan to repurchase up to 500,000 shares of our common stock in open market transactions.  As of March 31, 2008, we have repurchased 323,555 shares at a weighted average price of $7.68.

EFFECTS OF GOVERNMENTAL POLICIES

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

The policies of the Federal Reserve Board and other regulatory entities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  Because of changing conditions in the national and international economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels or loan demand or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

Index

Legislation is from the time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies that could affect our business.  It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which our business may be affected thereby.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit-risk disclosures.  The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted.  We are currently assessing the potential impact SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively.  We are currently assessing the potential impact SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements.  Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited.  Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied restrospectively.  We are currently assessing the potential impact SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  We early adopted SFAS 159 effective January 1, 2007.  Note 9 in the consolidated financial statements provides further information.

Index

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  We adopted SFAS 157 effective January 1, 2007.  Note 8 in the consolidated financial statements provides further information.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption did not have a material impact on our consolidated financial statements.  Note 8 of our consolidated financial statements provides further information.

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

Our interest rate risk management is the responsibility of the ALCO. This committee has established policies and limits to monitor, measure and coordinate our sources, uses and pricing of funds.

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

Index

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of March 31, 2008, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $1.3 million, or 11.7%, as a result of a 200 basis point decline in rates. The model also predicts an $871 thousand increase in net interest income, or 7.6%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of March 31, 2008. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)

Net interest income	$10,169	$11,515	$12,386
$ change net interest income	(1,346)	-	871
% change net interest income	(11.69)%	0.00%	7.56%

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

We use the Sendero Vision Asset/Liability system which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry.  Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration and income simulations using a wide range of scenarios including interest rate shocks and rate ramps.  The system also has the capability to model derivative instruments, such as interest rate swap contracts.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 28, 2007, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of March 31, 2008, we have repurchased 323,555 shares at a weighted average price of $7.68.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.  The repurchases will be made with our cash resources.  The repurchase program may be suspended or discontinued at any time without prior notice.  The following table provides additional information on the purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	281,200	$7.49	281,200	218,800
February 1, 2008 – February 29, 2008	23,588	$8.91	23,588	195,212
March 1, 2008 – March 31, 2008	18,767	$9.04	18,767	176,445
	323,555		323,555

Index

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 9, 2008	/s/ Rodger B. Holley
Rodger B. Holley
Chairman & Chief Executive Officer

May 9, 2008	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President