Form 10-Q
period 2008-06-30
FIRST SECURITY GROUP INC/TN
filed 2008-08-08
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Common Stock, $0.01 par value:
16,419,883 shares outstanding and issued as of August 6, 2008

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,	June 30,
	2008	2007	2007
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$28,151	$27,394	$26,836
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	-	-
Cash and Cash Equivalents	28,151	27,394	26,836
Interest Bearing Deposits in Banks	4,153	296	2,205
Securities Available-for-Sale	130,405	131,849	122,106
Loans Held-for-Sale	6,007	4,396	10,971
Loans	1,000,698	948,709	898,206
Total Loans	1,006,705	953,105	909,177
Less: Allowance for Loan and Lease Losses	11,855	10,956	10,363
	994,850	942,149	898,814
Premises and Equipment, net	34,854	34,751	35,966
Goodwill	27,156	27,156	27,156
Intangible Assets	2,766	3,200	3,666
Other Assets	48,417	45,160	41,170
TOTAL ASSETS	$1,270,752	$1,211,955	$1,157,919

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,	June 30,
	2008	2007	2007
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$170,351	$159,790	$174,650
Interest Bearing Demand	64,432	62,637	69,234
	234,783	222,427	243,884
Savings and Money Market Accounts	143,747	131,352	134,106
Time Deposits:
Certificates of Deposit less than $100 thousand	249,317	259,628	267,772
Certificates of Deposit of $100 thousand or more	207,260	225,491	221,495
Brokered Certificates of Deposit	115,354	63,731	58,371
	571,931	548,850	547,638
Total Deposits	950,461	902,629	925,628
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	65,470	62,286	27,452
Security Deposits	2,225	2,799	3,494
Other Borrowings	92,785	80,459	42,445
Other Liabilities	12,857	16,089	14,006
Total Liabilities	1,123,798	1,064,262	1,013,025
STOCKHOLDERS’ EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized; 16,419,883 issued as of June 30, 2008; 16,774,728 issued as of December 31, 2007;17,498,482 issued as of June 30, 2007	114	116	121
Paid-In Surplus	111,892	114,631	121,610
Unallocated ESOP Shares	(3,656)	(4,310)	(4,701)
Retained Earnings	36,485	34,279	29,849
Accumulated Other Comprehensive Income (Loss)	2,119	2,977	(1,985)
Total Stockholders’ Equity	146,954	147,693	144,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,270,752	$1,211,955	$1,157,919

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$17,508	$19,093	$36,111	$37,465
Debt Securities – taxable	1,126	1,078	2,261	2,370
Debt Securities – non-taxable	391	405	789	815
Other	21	34	32	58
Total Interest Income	19,046	20,610	39,193	40,708

INTEREST EXPENSE
Interest Bearing Demand Deposits	94	132	193	257
Savings Deposits and Money Market Accounts	568	778	1,206	1,549
Certificates of Deposit of less than $100 thousand	2,640	3,254	5,677	6,406
Certificates of Deposit of $100 thousand or more	2,322	2,752	5,036	5,381
Brokered Certificates of Deposit	1,091	853	1,827	1,835
Other	915	605	2,323	1,185
Total Interest Expense	7,630	8,374	16,262	16,613

NET INTEREST INCOME	11,416	12,236	22,931	24,095
Provision for Loan and Lease Losses	1,953	416	3,131	833
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	9,463	11,820	19,800	23,262

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,337	1,301	2,612	2,441
Loss on Sale of Available-for-Sale Securities	-	(168)	-	(168)
Other-than-Temporary Impairment of Securities	-	-	-	(584)
Other	1,659	1,521	3,338	3,179
Total Noninterest Income	2,996	2,654	5,950	4,868

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,767	5,823	11,524	11,645
Expense on Premises and Fixed Assets, net of rental income	1,703	1,699	3,387	3,326
Other	2,793	2,691	5,416	5,440
Total Noninterest Expenses	10,263	10,213	20,327	20,411

INCOME BEFORE INCOME TAX PROVISION	2,196	4,261	5,423	7,719
Income Tax Provision	592	1,373	1,576	2,477
NET INCOME	$1,604	$2,888	$3,847	$5,242

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.10	$0.17	$0.24	$0.31
Net Income Per Share - Diluted	$0.10	$0.17	$0.24	$0.30
Dividends Declared Per Common Share	$0.05	$0.05	$0.10	$0.10

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Income	ESOP Shares	Total
Balance- December 31, 2007	16,775	$116	$114,631	$34,279	$2,977	$(4,310)	$147,693
Issuance of Common Stock (unaudited)	4	-	-				-
Comprehensive Income-
Net Income (unaudited)				3,847			3,847
Change in Unrealized Gain:
Securities Available-for-Sale, net of tax (unaudited)					(847)		(847)
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)					(11)		(11)
Total Comprehensive Income (unaudited)							2,989
Dividends Paid (unaudited)				(1,641)			(1,641)
Stock-Based Compensation (unaudited)			299				299
ESOP Allocation (unaudited)			(237)			654	417
Repurchase and Retirement of Common Stock (358,495 shares) (unaudited)	(359)	(2)	(2,801)				(2,803)
Balance- June 30, 2008 (unaudited)	16,420	$114	$111,892	$36,485	$2,119	$(3,656)	$146,954

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)
	Six Months Ended
	June 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,847	$5,242
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities -
Provision for Loan and Lease Losses	3,131	833
Amortization, net	432	585
Stock-Based Compensation	299	319
ESOP Compensation	417	427
Depreciation	1,260	1,336
Loss / (Gain) on Sale of Premises and Equipment	14	(56)
Gain on Sale of Other Real Estate and Repossessions, net	(282)	(184)
Write-down of Other Real Estate and Repossessions	135	259
Other-than-Temporary Impairment of Securities	-	584
Loss on Sale of Available-for-Sale Securities	-	168
Accretion of Fair Value Adjustment, net	(154)	(265)
Accretion of Cash Flow Swaps	(517)	-
Accretion of Terminated Cash Flow Swaps	(296)	-
Changes in Operating Assets and Liabilities -
Loans Held-for-Sale	(1,611)	(3,447)
Interest Receivable	(68)	(32)
Other Assets	(814)	1,022
Interest Payable	(720)	343
Other Liabilities	(2,589)	109
Net Cash Provided by Operating Activities	2,484	7,243

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(3,857)	(1,724)
Activity in Available-for-Sale Securities -
Maturities, Prepayments, and Calls	11,559	5,371
Sales	-	27,045
Purchases	(11,396)	(3,000)
Loan Originations and Principal Collections, net	(56,957)	(60,046)
Proceeds for Interim Settlements of Cash Flow Swaps, net	264	-
Proceeds from Sale of Premises and Equipment	86	325
Proceeds from Sales of Other Real Estate and Repossessions	1,143	2,312
Additions to Premises and Equipment	(1,463)	(1,736)
Capital Improvements to Repossessions	-	(140)
Net Cash Used in Investing Activities	(60,621)	(31,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	47,825	3,634
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	3,184	6,601
Net Increase of Other Borrowings	12,329	17,607
Proceeds from Exercise of Stock Options	-	56
Repurchase and Retirement of Common Stock	(2,803)	(3,094)
Dividends Paid on Common Stock	(1,641)	(1,730)
Net Cash Provided by Financing Activities	58,894	23,074
NET CHANGE IN CASH AND CASH EQUIVALENTS	757	(1,276)
CASH AND CASH EQUIVALENTS - beginning of period	27,394	28,112
CASH AND CASH EQUIVALENTS - end of period	$28,151	$26,836

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Six Months Ended
	June 30,
(in thousands)	2008	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$4,202	$2,312
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$16,982	$16,270
Income Taxes Paid	$4,653	$811

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three and six month periods ended June 30, 2008 and 2007, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$1,604	$2,888	$3,847	$5,242
Other comprehensive income (loss)
Available-for-sale securities
Unrealized net loss on securities arising during the period	(3,397)	(2,720)	(1,283)	(2,170)
Tax benefit related to unrealized net loss	1,155	925	436	738
Reclassification adjustments for realized loss included in net income	-	168	-	752
Tax benefit related to loss realized in net income	-	(57)	-	(256)
Unrealized loss on securities, net of tax	(2,242)	(1,684)	(847)	(936)

Derivative cash flow hedges
Unrealized (loss) gain on derivatives arising during the period	(2,383)	(270)	797	(270)
Tax benefit (expense) related to unrealized loss / gain	810	92	(271)	92
Reclassification adjustments for realized gain included in net income	(477)	-	(813)	-
Tax expense related to gain realized in net income	162	-	276	-
Unrealized loss on derivatives, net of tax	(1,888)	(178)	(11)	(178)

Other comprehensive loss, net of tax	(4,130)	(1,862)	(858)	(1,114)
Comprehensive (loss) income, net of tax	$(2,526)	$1,026	$2,989	$4,128

Index

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net income	$1,604	$2,888	$3,847	$5,242
Denominator:
Weighted average common shares outstanding	16,052	17,117	16,098	17,179
Equivalent shares issuable upon exercise of stock options	185	365	187	382
Weighted average diluted shares outstanding	16,237	17,482	16,285	17,561
Net income per share:
Basic	$0.10	$0.17	$0.24	$0.31
Diluted	$0.10	$0.17	$0.24	$0.30

NOTE 4 – STOCK-BASED COMPENSATION

As of June 30, 2008, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP).  The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award.  The plans are described in further detail below.

The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively.  Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate.  Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 1.5 million, of which not more than 20% may be granted as awards of restricted stock.  The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date.  The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (10% owner).  Restricted stock may be awarded to participants with terms and conditions determined by the Committee.  The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date.  Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

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

Index

Stock Options

The following table illustrates the effect on operating results and per share information for stock-based compensation in accordance with SFAS 123 (R) for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Stock option compensation expense	$123	$113	$244	$226
Stock option compensation expense, net of tax	$76	$70	$151	$140
Impact of stock option expense on basic income per share	$-	$-	$(0.01)	$-
Impact of stock option expense on diluted income per share	$-	$-	$(0.01)	$(0.01)

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company.  Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b).  As of June 30, 2008, the Company has not received tax deductions related to these nonqualified options.

Net cash proceeds received from the exercise of options were $56 thousand for the six months ended June 30, 2007.  There were no exercises of options in the six months ended June 30, 2008.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below.  Expected volatility is based on the implied volatility of the Company’s stock price.  The Company uses historical data to estimate option exercises and employee terminations used in the model.  The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The table below provides the weighted average assumptions used to determine the fair value of stock option grants during the six months ended June 30, 2008 and 2007, respectively.

	Six Months Ended June 30,
	2008	2007
Expected dividend yield	2.30%	1.78%
Expected volatility	20.81%	17.79%
Risk-free interest rate	3.39%	5.06%
Expected life of options	6.5 years	6.5 years
Grant date fair value	$1.79	$2.77

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $35 thousand.  For the six months ended June 30, 2008, there have been no options exercised.  At June 30, 2008, there was $660 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 1.71 years.

Index

The following table represents stock option activity for the period ended June 30, 2008:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, January 1, 2008	1,379	$8.19
Granted	111	8.75
Exercised	-	-
Forfeited	(5)	10.12
Outstanding, June 30, 2008	1,485	$8.23	5.98	$57
Exercisable, June 30, 2008	1,110	$7.56	5.08	$57

As of June 30, 2008, shares available for future option grants to employees and directors under existing plans were 188 shares and 629 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

As of June 30, 2008, unearned stock-based compensation associated with these awards totaled $140 thousand.  The Company recognized $28 thousand and $55 thousand of compensation expense in the second quarter and first six months of 2008, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations.  The remaining cost is expected to be recognized over a weighted-average period of 1.63 years.

As of June 30, 2008, the Company had non-vested restricted stock awards outstanding of 18,960 shares at a weighted average grant date fair value of $10.47.  All remaining awards outstanding allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant.  The Company granted 3,650 restricted stock awards during the first six months of 2008, with a grant date fair value of $9.08 per share.

NOTE 5 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at June 30, 2008, December 31, 2007, and June 30, 2007 was $17,700 thousand, $16,923 thousand, and $16,070 thousand, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.   The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Index

NOTE 6 – STOCKHOLDERS’ EQUITY

During 2008, the Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount (in thousands)		Payment Date
February 7, 2008	$0.05	March 3, 2008	$820		March 17, 2008
April 23, 2008	$0.05	June 2, 2008	$821		June 16, 2008
July 23, 2008	$0.05	September 1, 2008	$821	*	September 16, 2008
* Estimate based on shares as of June 30, 2008

On November 28, 2007, the Board of Directors authorized the Company to repurchase up to 500 thousand shares in open market transactions.  The Company began the program during the first quarter of 2008.  As of June 30, 2008, the Company had repurchased 358 thousand shares at a weighted average price of $7.82.  On April 21, 2008, this repurchase program was suspended.

On June 30, 2008, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares
Shares as of December 31, 2007	377,389	-	122,611
Shares allocated for match during current year	(58,261)	-	58,261
Shares as of June 30, 2008	319,128	-	180,872

NOTE 7 – TAXES

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.  FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, and disclosure requirements.  The Company adopted FIN 48 as of January 1, 2007 as FIN 48 was effective for the year ended December 31, 2007.

The Company evaluated its material tax positions as of June 30, 2008.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

As of June 30, 2008, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2008.  However, changes in state and federal tax regulations could create a material uncertain tax position.

Index

NOTE 8 – FAIR VALUE MEASUREMENTS

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. The statements require disclosures about the Company’s assets and liabilities, if applicable, that are measured at fair value.  Further information about such assets is presented below.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008

	Balance as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial Assets
Securities Available-for-Sale	$130,405	$-	$130,155	$250
Loans Held-for-Sale	6,007	-	6,007	-
Cash Flow Swaps	2,122	-	2,122	-
Forward Loan Sales Contracts	67	-	67	-

Financial Liabilities
None	-	-	-	-

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

Index

At June 30, 2008, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis include other real estate owned (OREO) and repossessions, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits.  Such measurements were determined utilizing Level 3 inputs.  OREO and repossessions are measured at fair value on a non-recurring basis in accordance with SFAS 144.  The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

	Carrying Value as of June 30, 2008	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2008
(in thousands)
Other Real Estate Owned	$4,605	$-	$4,605	$-	$(138)
Repossessions	1,539	-	1,539	-	(908)

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

During February 2008, the Company began recording all newly-originated loans held-for-sale under the fair value option.  The Company chose the fair value option to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments.  This election impacts the timing and recognition of origination fees and costs, as well as servicing value.  Specifically, origination fees and costs, which had been appropriately deferred under SFAS 91 and recognized as part of the gain or loss on the sale of the loan, are now recognized in earnings at the time of origination.  The servicing value, which had been recorded at the time the loan was sold, is now included in the fair value of the loan and recognized at origination of the loan.  The Company began using derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan.  The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the mortgage loan and related fees component of noninterest income.

As of June 30, 2008, there was $6,007 thousand in loans held-for-sale recorded at fair value.  For the three and six months ended June 30, 2008, approximately $413 thousand and $579 thousand in loan origination and related fee income was recognized in non-interest income, respectively, and approximately $58 thousand and $83 thousand in origination and related fee expense, respectively, was recognized in non-interest expense utilizing the fair value option.

For the six months ended June 30, 2008, the Company recognized a loss of $211 thousand due to changes in fair value for loans held-for-sale in which the fair value option was elected.  This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held-for-sale.  The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and offset $195 thousand of the change in fair value of loans held-for-sale.

Index

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected.

(in thousands)	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over / (under) unpaid principal
Loans Held-for-Sale	$6,007	$6,023	$(16)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements.  It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.  As of June 30, 2008, the Company has not entered into a transaction in a dealer capacity.

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

The Company’s derivatives are based on underlying risks, primarily interest rates.  The Company is utilizing a swap to reduce the risks associated with interest rates.  Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period.  The Company also utilizes forward contracts on the held-for-sale loan portfolio.  The forward contracts hedge against changes in fair value of the held-for-sale loans.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million.  At termination, the swaps had a market value of $2.0 million.  The gain will be accreted into interest income over the remaining life of the originally hedged items.  The Company recognized $148 thousand and $296 thousand in interest income for the three and six months ended June 30, 2008.  The following table presents the accretion of the remaining gain:

Index

	2008[1]	2009	2010	2011	2012	Total
	(in thousands)
Accretion of Gain from Terminated Swaps	$300	$533	$394	$219	$62	$1,508

[1] Represents the gain accretion for July 1, 2008 to December 31, 2008. Excludes the $296 thousand recognized in the first six months of 2008.

On October 15, 2007, the Company entered into a total of $50 million notional value cash flow hedges.  The hedges exchange a portion of the Company’s variable rate cash flows from its Prime-based commercial loans for fixed rate cash flows.  The weighted average fixed rate is approximately 7.72% and the original term was five years.  An estimated $898 thousand, net of taxes, of the unrealized gains that are recorded in accumulated other comprehensive income as of June 30, 2008, are expected to be reclassified to interest income in the next twelve months based on the Prime rate of 5.00% as of June 30, 2008.

The following are the cash flow hedges as of June 30, 2008:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income	Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Interest Rate swap	$25,000	$1,061	$-	$700	October 15, 2012
Interest Rate swap	25,000	1,061	-	700	October 15, 2012
Forward contracts	7,989	424	408	10	Various
	$57,989	$2,546	$408	$1,410

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$50	June 28, 2009
Interest Rate swap	25,000	-	-	148	June 28, 2010
Interest Rate swap	25,000	-	-	214	June 28, 2011
Interest Rate swap	12,000	-	-	28	June 28, 2009
Interest Rate swap	14,000	-	-	60	June 28, 2010
Interest Rate swap	20,000	-	-	162	June 28, 2011
Interest Rate swap	35,000	-	-	333	June 28, 2012
	$150,000	$-	$-	$995

[1] The $995 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2008, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

For the three and six months ended June 30, 2008, no amounts were recognized for hedge ineffectiveness.

Index

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively.  The Company is currently assessing the potential impact SFAS 141(R) will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 was effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well.  The Company early adopted SFAS 159 effective January 1, 2007.  Note 9 provides further information.

Index

In September 2006, the FASB issued SFAS 157, Fair Value Measurements to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  The Company adopted SFAS 157 on April 5, 2007 with the effective date of January 1, 2007.  The adoption resulted in the additional disclosures presented in Note 8.

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

NOTE 12 – SUBSEQUENT EVENT

On July 23, 2008, the Company’s Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company shares in open market transactions.  The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan.  As of August 6, 2008, no shares have been purchased.

On July 23, 2008, the Company’s Board of Directors approved a third quarter cash dividend of $0.05 per share payable on September 16, 2008 to shareholders of record on September 1, 2008.

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

SECOND QUARTER 2008 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three and six month periods ended June 30, 2008 and 2007. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

OVERVIEW

As of June 30, 2008, we had total consolidated assets of $1.3 billion, total loans of $1.0 billion, total deposits of $950.5 million and stockholders’ equity of $147.0 million.

Net income for the three months ended June 30, 2008, was $1.6 million, or $0.10 per share (basic and diluted), compared to net income of $2.9 million, or $0.17 per share (basic and diluted) for the comparative period in 2007.  Net income for the six months ended June 30, 2008, was $3.8 million, or $0.24 per share (basic and diluted), compared to net income of $5.2 million, or $0.31 and $0.30 per basic and diluted share, respectively, for the comparative period of 2007.

For the three and six month period ending June 30, 2008, net interest income decreased by $820 thousand and $1.2 million, respectively, while noninterest income increased by $342 thousand and $1.1 million, respectively, compared to the same period in 2007.  For the three and six months ended June 30, 2008, non-interest expense increased by $50 thousand and decreased by $84 thousand, respectively, compared to the same period in 2007.  The provision for loan and lease losses increased $1.5 million and $2.3 million for the three and six months ended June 30, 2008, respectively, compared to the same period in 2007.  The decline in net interest income is primarily a result of the rate cuts by the Federal Reserve Board that have occurred over the last twelve months.  Noninterest income continues to increase through a growing diversified stream of revenue, including trust, fees on deposit accounts and mortgage banking activity.  Consistent with our approach to control expenses, noninterest expense decreased on a year-to-date basis through reductions in salaries and benefits, professional fees, and printing and supplies.  Full-time equivalent employees were 369 at June 30, 2008 compared to 375 in 2007.

Index

Our efficiency ratio increased in the second quarter of 2008 to 71.2% compared to 68.6% in the same period of 2007.  The increase relates to the decline in net interest income offsetting the positive effect of growing noninterest income faster than noninterest expense.  We expect to continue achieving further efficiencies by growing our operating revenue faster than our expenses, although declining net interest income may lead to a higher efficiency ratio in the near term.  In April and May 2007, we opened de novo branches in Algood, Tennessee and Cleveland, Tennessee, respectively.  We anticipate opening a branch in Hixson, Tennessee in early 2009.  We are continuing to pursue opportunities for additional locations in Chattanooga, Knoxville, and Cleveland, Tennessee.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Net interest margin in the second quarter of 2008 was 4.12% or 79 basis points lower compared to the prior year period of 4.91%.  We believe that our net interest margin will stabilize during the remainder of 2008.  The projected stabilization of our net interest margin is dependent on competitive pricing pressure, our ability to raise core deposits and any possible further action to the target federal funds rate by the Federal Reserve Board.

On July 23, 2008, our Board of Directors approved a third quarter cash dividend of $0.05 per share payable on September 16, 2008 to shareholders of record on September 1, 2008.

RESULTS OF OPERATIONS

We reported net income for the three and six month periods ended June 30, 2008 of $1.6 million and $3.8 million versus net income for the same periods in 2007 of $2.9 million and $5.2 million, respectively.  In the second quarter of 2008, basic and diluted net income per share was $0.10 on approximately 16.1 million basic and 16.2 million diluted weighted average shares outstanding, respectively.  On a year-to-date basis, basic and diluted net income per share was $0.24 on approximately 16.1 million shares and 16.3 million weighted average shares outstanding, respectively.

Net income on a quarterly and year-to-date basis in 2008 was below the comparable amounts in 2007 as a result of the contraction in the net interest margin and higher provision for loan and lease loss expense.  While we have opened two additional branches and a loan production office, our overhead decreased for the year-to-date period in 2008 compared to 2007, through a reduction in salaries and benefits, professional fees and lower intangible asset amortization.  As of June 30, 2008, we had 39 banking offices, including the headquarters, six loan/lease production offices and 369 full-time equivalent employees.  Although we are planning on expanding our branch network and our employee force, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

Index

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2008 compared to the same period in 2007.

Condensed Consolidated Income Statement

	For the Three Months Ended June 30,	Change from Prior Year		For the Six Months Ended June 30,	Change from Prior Year
	2008	Amount	Percentage	2008	Amount	Percentage
	(in thousands, except percentages)
Interest income	$19,046	$(1,564)	-7.6%	$39,193	$(1,515)	-3.7%
Interest expense	7,630	(744)	-8.9%	16,262	(351)	-2.1%
Net interest income	11,416	(820)	-6.7%	22,931	(1,164)	-4.8%
Provision for loan and lease losses	1,953	1,537	369.5%	3,131	2,298	275.9%
Net interest income after provision for loan and lease losses	9,463	(2,357)	-19.9%	19,800	(3,462)	-14,9%
Noninterest income	2,996	342	12.9%	5,950	1,082	22.2%
Noninterest expense	10,263	50	0.5%	20,327	(84)	-0.4%
Income before income taxes	2,196	(2,065)	-48.5%	5,423	(2,296)	-29.7%
Income tax provision	592	(781)	-56.9%	1,576	(901)	-36.4%
Net income	$1,604	$(1,284)	-44.5%	$3,847	$(1,395)	-26.6%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended June 30, 2008, net interest income decreased by $820 thousand, or 6.7%, to $11.4 million compared to $12.2 million for the same period in 2007.  For the six months ended June 30, 2008, net interest income decreased by $1.2 million, or 4.8%, to $22.9 million for the period ended June 30, 2008 compared to $24.1 million for the same period in 2007.

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

Interest income for the second quarter of 2008 was $19.0 million, a 7.6% decrease compared to the same period in 2007.  Interest income for the six month period ended June 30, 2008 was $39.2 million, a 3.7% decrease compared to the same period in 2007.  For the three and six month periods ended June 30, 2008, average earning assets increased $116.4 million, or 11.4%, and $102.7 million, or 10.1%, respectively, compared to the same periods in 2007.  The growth in volume was offset by the impact of the decline in yields due to the rate cuts by the Federal Reserve Board.  From September 2007 to April 2008, the Federal Reserve Board decreased the target federal funds rate from 5.25% to 2.00%.  Throughout the last twelve months, we have had an asset sensitive balance sheet, which has caused interest income to decline faster than interest expense.

The tax equivalent yield on earning assets decreased 140 and 105 basis points for the three and six month periods ended June 30, 2008 compared to the same periods in 2007.  The yield on earning assets for the three months ended June 30, 2008 was 6.81% compared to 8.21% for 2007.  Our loan portfolio is approximately 50% fixed rate, 47% variable rate and 3% adjustable rate.  The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index.  Our active cash flow swaps hedge approximately 11% of our variable rate loans.  Changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Index

Total interest expense was $7.6 million in the second quarter of 2008, or 8.9% lower than the same period in 2007.  On a year-to-date basis, total interest expense was $16.3 million, or 2.1% lower than the same period in 2007.  Interest expense decreased due to the reduced cost of funds despite the additional volume of interest bearing liabilities.  Average interest bearing liabilities increased $123.3 million, or 15.2% and $106.0 million, or 13.1%, for the three and six months ended June 30, 2008 compared to the same period in 2007.  The significant increase in interest bearing liabilities was due to the use of other borrowings, including FHLB overnight borrowings, federal funds purchased and brokered certificates of deposit.  Average total deposits grew $18.7 million, or 2.0%, to $935.9 million in the second quarter of 2008 compared to the same period in 2007.  The average rate paid on interest bearing liabilities during the second quarter decreased 87 basis points to 3.27% from 4.14% for the periods ended June 30, 2008 and 2007, respectively.  The decrease is primarily due to reductions in the Federal Reserve Board’s target federal funds rate, which decreased the cost of overnight borrowings and federal funds purchased.  Additionally, maturing certificates of deposit are repricing at lower current market rates.  We anticipate rates on certificates of deposit (retail, jumbo and brokered combined) to continue to decline as approximately $134 million, at an average rate of 4.42%, are scheduled to mature and reprice by September 30, 2008.

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

The Company’s net interest rate spread (on a tax equivalent basis) was 3.54% and 3.58% for the three and six months ended June 30, 2008, respectively, compared to 4.07% and 4.06% for the same periods in 2007, respectively.  Our net interest margin (on a tax equivalent basis) was 4.12% and 4.21% for the three and six months ended June 30, 2008, respectively, compared to 4.91% and 4.89% for the same periods in 2007, respectively.  The decreased net interest spread and margin are the result of our rates on our earnings assets decreasing faster than the rates on interest bearing liabilities.  While approximately 47% of our loans reprice simultaneously with changes to the associated index, including the target federal funds rate, only approximately 13% of our liabilities reprice simultaneously.  As such, reductions by the Federal Reserve Board to the target rate have an immediate negative impact on our spread and margin.  Additionally, a decline in average noninterest bearing deposits for the three and six month periods ending June 30, 2008 contributed to the decline in net interest margin.  For the three and six month periods, noninterest bearing deposits contributed 58 basis points and 63 basis points, respectively, compared to 84 basis points and 82 basis points for the same periods in 2007.  Average interest bearing liabilities as a percentage of average earning assets was 82.4% for the second quarter of 2008, up from 79.7% for the second quarter of 2007.

On June 25, 2008, the Federal Reserve Board left the target federal funds rate unchanged after reducing the rate 325 basis points over the previous ten months.  Assuming there are no further changes during the third quarter, we expect our deposit rates will continue to reduce as certificates of deposit mature and reprice at current market rates.  We believe our net interest margin will stabilize in the second half of 2008 based on management’s projections of several factors including future Federal Reserve Board target rates, loan and deposit pricing and our ability to raise core deposits.

Index

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2008 and 2007.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Three Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income	$999,859	$17,512	7.03%	$884,383	$19,099	8.66%
Debt securities – taxable	88,233	1,144	5.20%	86,927	1,095	5.05%
Debt securities – non-taxable	42,808	599	5.61%	43,735	620	5.69%
Other earning assets	4,127	21	2.04%	3,621	34	3.77%
Total earning assets	1,135,027	19,276	6.81%	1,018,666	20,848	8.21%
Allowance for loan losses	(11,593)			(10,314)
Intangible assets	30,034			30,958
Cash & due from banks	23,809			24,800
Premises & equipment	34,336			36,176
Other assets	47,590			41,660
TOTAL ASSETS	$1,259,203			$1,141,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$65,819	94	0.57%	$65,717	132	0.81%
Money market accounts	104,250	532	2.05%	98,508	700	2.85%
Savings deposits	35,495	36	0.41%	35,904	78	0.87%
Time deposits of less than $100 thousand	252,633	2,640	4.19%	264,637	3,254	4.93%
Time deposits of $100 thousand or more	211,118	2,322	4.41%	212,942	2,752	5.18%
Brokered certificates of deposit	107,261	1,091	4.08%	72,766	853	4.70%
Federal funds purchased	32,306	213	2.64%	496	7	5.66%
Repurchase agreements	33,648	194	2.31%	24,046	158	2.64%
Other borrowings	92,787	508	2.20%	36,987	440	4.77%
Total interest bearing liabilities	935,317	7,630	3.27%	812,003	8,374	4.14%
Net interest spread		$11,646	3.54%		$12,474	4.07%
Noninterest bearing demand deposits	159,323			166,741
Accrued expenses and other liabilities	15,247			16,790
Stockholders’ equity	144,663			147,000
Accumulated other comprehensive income (loss)	4,653			(588)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,259,203			$1,141,946

Impact of noninterest bearing sources and other changes in balance sheet composition			0.58%			0.84%

Net interest margin			4.12%			4.91%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended June 30, 2008 Compared to 2007

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,494	$(4,081)	$(1,587)
Investment securities – taxable	16	33	49
Investment securities – non-taxable	(13)	(8)	(21)
Other earning assets	5	(18)	(13)
Total earning assets	2,502	(4,074)	(1,572)

Interest bearing liabilities:
Interest bearing demand deposits	-	(38)	(38)
Money market accounts	41	(209)	(168)
Savings deposits	(1)	(41)	(42)
Time deposits of less than $100 thousand	(148)	(466)	(614)
Time deposits $100 thousand or more	(24)	(406)	(430)
Brokered certificates of deposit	404	(166)	238
Federal funds purchased	449	(243)	206
Repurchase agreements	63	(27)	36
Other borrowings	664	(596)	68
Total interest bearing liabilities	1,448	(2,192)	(744)
Increase (decrease) in net interest income	$1,054	$(1,882)	$(828)

Index

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Six Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income	$982,931	$36,120	7.39%	$869,984	$37,471	8.69%
Debt securities – taxable	88,341	2,297	5.23%	97,620	2,413	4.98%
Debt securities – non-taxable	42,982	1,208	5.65%	44,013	1,248	5.72%
Other earning assets	2,844	32	2.26%	2,828	58	4.14%
Total earning assets	1,117,098	39,657	7.14%	1,014,445	41,190	8.19%
Allowance for loan losses	(11,330)			(10,293)
Intangible assets	30,145			31,088
Cash & due from banks	23,814			25,966
Premises & equipment	34,469			36,163
Other assets	47,575			42,505
TOTAL ASSETS	$1,241,771			$1,139,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$64,668	193	0.60%	$65,727	257	0.79%
Money market accounts	100,889	1,127	2.25%	98,925	1,396	2.85%
Savings deposits	35,134	79	0.45%	35,976	153	0.86%
Time deposits of less than $100 thousand	256,920	5,677	4.44%	264,006	6,406	4.89%
Time deposits of $100 thousand or more	217,555	5,036	4.66%	211,004	5,381	5.14%
Brokered certificates of deposit	82,316	1,827	4.46%	78,437	1,835	4.72%
Federal funds purchased	32,961	509	3.11%	1,793	56	6.30%
Repurchase agreements	33,962	427	2.53%	23,224	301	2.61%
Other borrowings	93,604	1,387	2.98%	32,895	828	5.08%
Total interest bearing liabilities	918,009	16,262	3.56%	811,987	16,613	4.13%
Net interest spread		$23,395	3.58%		$24,577	4.06%
Noninterest bearing demand deposits	157,348			164,890
Accrued expenses and other liabilities	17,256			16,955
Stockholders’ equity	144,430			146,846
Accumulated other comprehensive income (loss)	4,728			(804)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,241,771			$1,139,874

Impact of noninterest bearing sources and other changes in balance sheet composition			0.63%			0.83%

Net interest margin			4.21%			4.89%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Six Months Ended June 30, 2008 Compared to 2007

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$4,982	$(6,333)	$(1,351)
Investment securities – taxable	(223)	107	(116)
Investment securities – non-taxable	(26)	(14)	(40)
Other earning assets	-	(26)	(26)
Total earning assets	4,733	(6,266)	(1,533)

Interest bearing liabilities:
Interest bearing demand deposits	(3)	(61)	(64)
Money market accounts	32	(301)	(269)
Savings deposits	(3)	(71)	(74)
Time deposits of less than $100 thousand	(155)	(574)	(729)
Time deposits $100 thousand or more	182	(527)	(345)
Brokered certificates of deposit	96	(104)	(8)
Federal funds purchased	976	(523)	453
Repurchase agreements	140	(14)	126
Other borrowings	1,535	(976)	559
Total interest bearing liabilities	2,800	(3,151)	(351)
Increase (decrease) in net interest income	$1,933	$(3,115)	$(1,182)

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended June 30, 2008 was $2.0 million compared to $416 thousand in the same period of 2007. Net charge-offs for the second quarter of 2008 were $1.4 million compared to net charge-offs of $201 thousand for the same period in 2007.  The provision for loan losses for the six months ended June 30, 2008 and 2007 was $3.1 million and $833 thousand, respectively.  Annualized net charge-offs as a percentage of average loans were 0.56% for the three months ended June 30, 2008 compared to 0.09% for the same period in 2007.  Our peer group’s average (as reported in the March 31, 2008 Uniform Bank Performance Report) was 0.28%.

The increase in our provision for loan losses on a quarterly and year-to-date basis in 2008 compared to the same periods in 2007 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of impaired, past due, charged-off, classified and nonperforming loans, as well as general economic conditions.  As of June 30, 2008, management determined our allowance was adequate to provide for credit losses.  We will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at September 30, 2008, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

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

Index

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our Board of Directors or the Directors’ Loan Committee on at least a quarterly basis. In addition, our loan review department performs a regular review of the quality of the loan portfolio and adequacy of the allowance.  Based on our analysis, which includes risk factors such as charge-off rates, problem loan trends, past dues, loan growth and other less tangible factors such as the local and national economic statistics, we may determine that our future provision expense may need to increase or decrease in order for us to remain adequately reserved for probable loan losses.

Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks. During their routine examinations of banks, the regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance for loan loss methodology differ materially from ours.  We believe our allowance methodology is in compliance with regulatory interagency guidance as well as applicable GAAP guidance.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, our judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

Noninterest income totaled $3.0 million for the second quarter of this year, an increase of $342 thousand, or 12.9%, from the same period in 2007.  On a year-to-date basis, noninterest income totaled $6.0 million, an increase of $1.1 million, or 22.2% from the 2007 level.  The increase is partially a result of the $584 thousand impairment on securities and subsequent $168 thousand loss on securities in the first and second quarters of 2007, respectively.  Additionally, the election to utilize the fair value option under SFAS 159 for newly originated held-for-sale mortgage loans resulted in a $192 thousand increase in mortgage income for the first quarter of 2008.  Excluding these nonrecurring items, noninterest income for the three and six month periods ended June 30, 2008, increased 6.2% and 2.5%, respectively.

Index

The following table presents the components of noninterest income for the periods ended June 30, 2008 and 2007.

NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
		Percent			Percent
	2008	Change	2007	2008	Change	2007
	(in thousands, except percentages)

NSF fees	$1,041	1.5%	$1,026	$2,055	7.6%	$1,909
Service charges on deposit accounts	296	7.6%	275	557	4.7%	532
Mortgage loan and related fees	413	6.4%	388	936	10.6%	846
Bank-owned life insurance income	227	-1.7%	231	453	0.0%	453
Loss on Sale of Available-for-Sale Securities	-	100%	(168)	-	100%	(168)
Other-than-Temporary Impairment of Securities	-	-	-	-	100%	(584)
Other income	1,019	13.0%	902	1,949	3.7%	1,880
Total noninterest income	$2,996	12.9%	$2,654	$5,950	22.2%	$4,868

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $1.3 million for the second quarter of 2007, an increase of $36 thousand, or 2.8%, from the same period in 2007.  In addition to standard NSF fees, we offer a “bounce protection” program that pays our customers’ NSF checks (to a predetermined limit) for a fee.  Our growing deposit base resulted in additional deposit fee income for 2008.

Mortgage loan and related fees for the second quarter of 2008 increased $25 thousand, or 6.4%, to $413 thousand compared to $388 thousand in the second quarter of 2007.  For the six months ended June 30, 2008, mortgage income increased $90 thousand, or 10.6%, as compared to the same period in 2007.  As discussed in Note 9 to our consolidated financial statements, we began electing the fair value option under SFAS 159 to our held-for-sale loan originations in February 2008.  This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights.  The recognition of the income and fees is now concurrent with the origination of the loan.  We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results.  Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting.  For the first quarter 2008, approximately $192 thousand of additional mortgage loan and related fee income was recognized due the transition to the fair value option election.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market.  Due to the normal processing time, we will have a certain amount of held-for-sale loans at any time.  Mortgages originated for sale in the secondary markets totaled $26.0 million and $46.7 million for the three and six months ended June 30, 2008, respectively.  Mortgages sold in the secondary market totaled $26.3 million and $45.1 for the first three and six months of 2008, respectively.  Mortgages originated in the secondary market totaled $21.3 million and $42.4 million for the three and six months ended June 30, 2007, respectively.  Mortgages sold in the secondary market for the three and six months ended June 30, 2007 totaled $15.6 million and $39.0 million, respectively.  We sold these loans with the right to service the loan being released to the purchaser for a fee.  We do not originate sub-prime loans.  For the remainder of 2008, we expect mortgage loan income to be pressured due to the softness in the real estate market.

Index

Bank-owned life insurance income remained consistent at $227 thousand and $453 thousand for the three and six months ended June 30, 2008, respectively.  The Company is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity.  In addition, the insurance death benefit will be a tax-free payment to the Company.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.32% through June 30, 2008.

During April 2007, we de-leveraged a portion of our balance sheet by selling approximately $27.0 million in investment securities to pay down our overnight borrowings.  This transaction eliminated negative spread.  The sale occurred prior to the release of our quarterly report on Form 10-Q for the period ended March 31, 2007, thereby triggering an other-than-temporary impairment of securities as of March 31, 2007.  The impairment charge represents the loss position of the sold securities as of March 31, 2007.  The loss on sale of securities in the second quarter of 2007 represents the change in value of the sold securities from April 1, 2007 until the date of sale.

Other income for the second quarter of 2008 was $1.0 million compared to $902 thousand for the same period in 2007.  For the six months ended June 30, 2008, other income increased $69 thousand to $1.9 million compared to the same period in 2007.  The components of other income primarily consist of point-of-sale fees on debit cards, ATM fee income, gains on sales of other real estate and repossessions, underwriting revenue, safe deposit box fee income and trust fee income.  On a year-to-date basis, the major contributors to increasing other noninterest income were the trust department with an increase of $129 thousand, or 44.0%, and point-of-sale fees increasing $74 thousand, or 16.4%, from the comparable period in 2007.

Noninterest Expense

Noninterest expense for the second quarter of 2007 increased $50 thousand, or 0.5%, to $10.3 million compared to $10.2 million for the same period in 2007.  On a year-to-date basis, noninterest expense decreased $84 thousand, or 0.4%, to $20.3 million compared to $20.4 million for the same period in 2007.  Noninterest expense remained consistent with the comparable periods as a result of management’s efforts to control costs, including reductions in salary and benefit, professional fees, as well as printing and supplies.  Unless indicated otherwise in the discussion below, we anticipate comparable results in noninterest expense for the remainder of 2008.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2008 and 2007.

NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Percent Change	2007	2008	Percent Change	2007
	(in thousands, except percentages)
Salaries & benefits	$5,767	-1.0%	$5,823	$11,524	-1.0%	$11,645
Occupancy	872	4.2%	837	1,747	4.8%	1,667
Furniture and equipment	831	-3.6%	862	1,640	-1.1%	1,659
Professional fees	453	4.4%	434	832	-8.9%	913
Data processing	374	8.7%	344	723	2.3%	707
Printing & supplies	90	-40.8%	152	206	-25.4%	276
Communications	195	17.5%	166	374	3.0%	363
Advertising	86	-32.8%	128	178	-27.3%	245
Intangible asset amortization	209	-17.7%	254	434	-16.4%	519
Other expense	1,386	14.3%	1,213	2,669	10.4%	2,417
Total noninterest expense	$10,263	0.5%	$10,213	$20,327	-0.4%	$20,411

Index

Salaries and benefits for the second quarter of 2008 decreased $56 thousand compared to the same period in 2007 and $121 thousand or 1.0% on a year-to-date basis.  The decrease in salaries and benefits is primarily related to decreases in our full time equivalent employees and related benefit expenses.  As of June 30, 2008, we had 369 full time equivalent employees and operated 39 full service banking offices and six loan/lease production offices.  In April and May 2007, we opened a de novo branch in Algood, Tennessee and Cleveland, Tennessee, respectively.  We anticipate opening a branch in Hixson, Tennessee in early 2009.  We are continuing to pursue opportunities for additional locations in Chattanooga, Knoxville, and Cleveland, Tennessee.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Occupancy expense for the second quarter of 2008 increased by 4.2% compared to the same period in 2007 and 4.8% on a year-to-date basis.  The increase on a quarterly and year-to-date basis was due to the completion of our two new de novo branches in Algood and Cleveland, Tennessee in April and May of 2007, respectively.  As of June 30, 2008, First Security leased 14 facilities and the land for five branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $31 thousand, or 3.6%, and $19 thousand, or 1.1%, respectively, primarily due to reductions in maintenance and equipment depreciation.

Professional fees increased 4.4% for the second quarter of 2008 compared to the same period in 2007 and decreased 8.9% on a year-to-date basis.  Professional fees include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, lending activities, employee benefit programs, potential acquisitions, investment securities, trademarks and intangible properties.  The increase in the second quarter of 2008 primarily relates to increases in legal and appraisal fees associated with nonperforming loans and leases.  The decrease on a year-to-date basis is a result of the decision to transition most internal audit functions in-house, including SOX Section 404 testing.  These savings were partially offset by rising legal and appraisal fees.

Data processing fees increased 8.7% for the second quarter of 2008 compared to the same period in 2007 and 2.3% on a year-to-date basis.  Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas.  The monthly fees associated with data processing are based primarily on transaction volume.  Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization expense decreased $45 thousand, or 17.7%, in the second quarter of 2008 compared to the same period in 2007 and 16.4% on a year-to-date basis.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2008.

Other expense increased for the three and six month periods ended June 30, 2008 primarily due to increases in FDIC insurance of $128 thousand and $156 thousand, respectively, compared to the same periods in 2007.  The FDIC has imposed higher deposit insurance premiums on the entire banking industry. The increase in deposit insurance premium expense relates to the assessment system adopted by the FDIC effective in 2007 and the use of our available one-time credits to offset the premium increase during 2007.

Income Taxes

We recorded income tax expense of $592 thousand for the second quarter of 2008 compared to $1.4 million for the same period in 2007.  Our effective tax rate for the periods ended June 30, 2008 and 2007, was 27.0% and 32.2%, respectively.  On a year-to-date basis, we recorded income tax expense of $1.6 million compared to $2.5 million for the same period in 2007.

Index

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.3 billion at June 30, 2008, $1.2 billion at December 31, 2007 and $1.2 billion at June 30, 2007.  Our second quarter 2008 and year-over-year asset growth is directly related to deposit growth and the funds available to us for investment.  For the remainder of 2008, we expect our assets to continue to grow as we plan to further leverage our existing banking branches and open a de novo branch in Hixson, Tennessee.

Loans

Our loan demand continues to be solid.  Total loans increased 5.6% (11.2% annualized) in the first half of 2008 compared to December 31, 2007 and 10.7% compared to June 30, 2007.  The increase in loans in the first half of 2008 can be attributed to an increase in our commercial and industrial loans of $31.8 million, or 23.1% (46.1% annualized), an increase in commercial real estate loans of $18.0 million, or 8.2% (16.4% annualized), and an increase in residential mortgages of $13.9 million, or 5.3% (10.6% annualized), offset by anticipated decreases in construction and development loans and commercial leases.

The loan categories with the largest twelve month growth were (1) commercial real estate loans, up $45.5 million, or 23.8%, (2) commercial and industrial loans, up $37.9 million, or 28.7%, and (3) residential mortgage loans, up $21.2 million, or 8.3%.

We believe that our general loan growth will remain strong, but reduce to high single-digit annualized growth over the remainder of 2008.  Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective.  Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance.  At June 30, 2008, our loan portfolio was 79.2% of total assets.  Over the past few years, we have improved our commercial and retail underwriting standards, enhanced our detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate risk management, improved our consumer portfolio risk pricing and standardized underwriting and developed a more comprehensive analysis of our allowance for loan and lease losses.  Our loan review process targets 60% to 70% of our portfolio for review over an 18-month cycle.  More frequent loan reviews may be completed on higher risk areas as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

The allowance for loan and lease losses represents our estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.  We analyze the loan portfolio regularly to identify potential problems.  We undertake this analysis in conjunction with the establishment of our allowance to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced.  Furthermore, our policy requires quarterly problem loan reviews to establish collateral values, impairment, if any, and action plans.  These analyses are thoroughly reviewed by our credit administration group.  In addition to these analyses of existing loans, we consider our loan growth, historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect probable loan losses.

Our asset quality ratios generally weakened in the second quarter of 2008 compared to the year-end amounts and the same period in 2007, however, our ratios remained favorable compared to our peer group.  As of June 30, 2008, our allowance for loan and lease losses as a percentage of total loans was 1.18%, which is an increase from 1.15% as of December 31, 2007 and 1.14% as of June 30, 2007.  Net charge-offs as a percentage of average loans increased to 56 basis points from 9 basis points for the three month periods ended June 30, 2008 and 2007, respectively.  Non-performing assets as a percentage of total assets were 102 basis points at June 30, 2008, compared to 40 basis points for the same period in 2007.  Non-performing assets, including 90 days past due, increased to $13.8 million, or 108 basis points of total assets, from $9.9 million, or 82 basis points, as of December 31, 2007, and $6.3 million, or 54 basis points, as of June 30, 2007.

Index

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

On July 15, 2008, the Volkswagen Group of America, Inc. announced plans to build a $1 billion automobile production facility in Chattanooga, Tennessee.  The plant will bring about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 12,000 indirect jobs to the region.  We believe the positive economic impact on Chattanooga and the surrounding region will be significant.  We believe the plant will stabilize and possibly increase real estate values, as well as provide increased overall economic activity in our largest region.  While we do not anticipate an immediate improvement to our asset quality, the impact may reduce further deterioration over the next twelve to twenty-four months by strengthening our regional economy.

Index

The following table presents an analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2008 and 2007.  The provision for loan and lease losses of $3.1 million in the table below does not include our provision accrual for unfunded commitments of $12 thousand as of June 30, 2008.  The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN LOSSES

	For the six months ended June 30,
	2008	2007
Allowance for loan and lease losses -	(in thousands, except percentages)
Beginning of period	$10,956	$9,970
Provision for loan and lease losses	3,119	805
Sub-total	14,075	10,775
Charged off loans:
Commercial – leases	988	273
Commercial – loans	710	117
Real estate – construction	136	44
Real estate – residential mortgage	163	268
Consumer and other	337	229
Total charged off	2,334	931
Recoveries of charged-off loans:
Commercial – leases	-	-
Commercial – loans	9	223
Real estate – construction	-	2
Real estate – residential mortgage	8	168
Consumer and other	97	126
Total recoveries	114	519
Net charged-off loans	2,220	412
Allowance for loan and lease losses - end of period	$11,855	$10,363

Total loans-end of period	$1,006,705	$909,177
Average loans	$982,931	$869,984
Net loans charged-off to average loans, annualized	0.45%	0.09%
Provision for loan losses to average loans, annualized	0.64%	0.19%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.18%	1.14%
Non-performing assets	91.27%	222.43%

Index

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percent of loans in each category to total loans.   The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of June 30,
	2008		2007
	Amount	Percent of Portfolio [1]	Amount	Percent of Portfolio [1]
	(in thousands, except percentages)
Commercial-leases	$1,648	3.5%	$2,220	5.4%
Commercial-loans	1,646	16.9%	1,544	14.5%
Real estate-construction	2,512	21.0%	994	22.9%
Real estate-mortgage	5,148	52.6%	4,363	50.2%
Consumer	901	6.0%	929	7.0%
Unallocated	-	-	313	-
Total	$11,855	100.0%	$10,363	100.0%
[1] Represents the percentage of loans in each category to total loans.

 We believe that the allowance for loan and lease losses at June 30, 2008 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.  The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool.  See “Provision for Loan and Lease Losses” for a description of our methodology for determining the adequacy of the allowance for loan and lease losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets.  We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.

	June 30, 2008	December 31, 2007	June 30, 2007
	(in thousands, except percentages)
Nonaccrual loans	$6,845	$3,372	$938
Loans past due 90 days and still accruing	785	2,289	1,639
Total nonperforming loans	$7,630	$5,661	$2,577

Other real estate owned	$4,605	$2,452	$2,014
Repossessed assets	1,539	1,834	1,707
Nonaccrual loans	6,845	3,372	938
Total nonperforming assets	$12,989	$7,658	$4,659

Nonperforming loans as a percentage of total loans	0.76%	0.59%	0.28%
Nonperforming assets as a percentage of total assets	1.02%	0.63%	0.40%
Nonperforming assets + loans 90 days past due to total assets	1.08%	0.82%	0.54%

Index

Nonaccrual loans totaled $6.8 million at June 30, 2008, $3.4 million at December 31, 2007 and $938 thousand at June 30, 2007. The nonaccrual loans at June 30, 2008 included $3.2 million in residential mortgage loans, $2.0 million in construction and development loans, $1.5 million in commercial leases and $206 thousand in other loans.

Loans 90 days past due and still accruing were $785 thousand at June 30, 2008 compared to $2.3 million at December 31, 2007 and $1.6 million at June 30, 2007. Of these past due loans at June 30, 2008, $412 thousand were residential real estate loans, $204 thousand were commercial leases, $124 thousand were commercial and industrial loans and the remaining $45 thousand were construction and development loans, as well as consumer loans.

At June 30, 2008, we owned other real estate in the amount of $4.6 million, which consisted of $3.6 million in construction/land development property, $549 thousand in nonfarm/nonresidential property and $410 thousand in residential real estate.  All of these properties have been written down to their respective fair values.

At June 30, 2008, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.5 million compared to $1.8 million at December 31, 2007 and $1.7 million at June 30, 2007.

Nonperforming assets for the second quarter of 2007 were $13.0 million compared to $7.7 million at December 31, 2007 and $4.7 million at June 30, 2007.

Our asset quality ratios remain favorable compared to our peer group.  Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets.  The following table provides our asset quality ratios as of June 30, 2008 and our UBPR peer group ratios as of March 31, 2008, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	0.76%	1.41%
Nonperforming loans[1] as a percentage of the allowance	64.36%	109.13%
Nonperforming loans[1] as a percentage of equity capital	5.19%	10.20%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	1.21%	1.67%

[1]Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

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

Available-for-sale securities totaled $130.4 million at June 30, 2008, $131.8 million at December 31, 2007 and $122.1 million at June 30, 2007.  We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio.  At June 30, 2008, the available-for-sale securities portfolio had unrealized net losses of approximately $287 thousand, net of tax.  All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2008 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

Index

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years
	(in thousands, except percentages)
Municipal-tax exempt	$548	$9,465	$25,389	$6,480
Agency bonds	1,000	11,981	6,997	-
Agency issued REMICs	1,749	23,802	2,003	-
Agency issued pools	68	16,005	17,358	1,703
Asset backed & CMOs	-	6,162	-	-
Other	-	61	-	69
Total	$3,365	$67,476	$51,747	$8,252
Tax Equivalent Yield	4.94%	5.05%	5.52%	5.97%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities.  We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond.  This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. As of June 30, 2008, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the second quarter ended 2008, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$33,687	$33,598
FHLMC*	$43,434	$43,376

* Federal Home Loan Mortgage Corporation

At June 30, 2008 and 2007 and December 31, 2007, we did not hold federal funds sold.

As of June 30, 2008, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At June 30, 2008, we held $23.6 million in bank owned life insurance compared to $23.1 million at December 31, 2007 and $22.7 million at June 30, 2007.

Index

Deposits and Other Borrowings

As of June 30, 2008, deposits increased by 5.3% (10.6% annualized) from December 31, 2007 and by 2.7% from June 30, 2007.  Excluding the changes in brokered certificates of deposit, our deposits decreased by 0.5% (0.9% annualized) from December 31, 2007 and 3.7% from June 30, 2007.  In the first six months of 2008, the fastest growing sectors of our core deposit base were savings/money market accounts and noninterest bearing demand deposits which grew 9.4% (18.9% annualized) and 6.6% (13.2% annualized), respectively.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000.  We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenant to our business strategy.  We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding.  For this reason, we opened two de novo branches in 2007 and plan to open one additional location in Hixson, Tennessee in early 2009.  Additional de novo branch locations may be identified during for the remainder of the year.  As a result of our branch network and branches opened in recent periods, we anticipate that our deposits will increase throughout 2008.

Federal funds purchased were $29.0 million, $28.8 million and zero as of June 30, 2008, December 31, 2007 and June 30, 2008, respectively.  Securities sold under agreements to repurchase with commercial checking customers were $36.5 million as of June 30, 2008 compared to $23.5 million and $27.5 million as of December 31, 2007 and June 30, 2007, respectively.  In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012.  The agreement provides for a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term, and is callable at the first anniversary and quarterly thereafter.  The increase in federal funds purchased and repurchase agreements has been used as a source to fund the growth in our loan portfolio.

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

The following table details the maturities and rates of our borrowings as of June 30, 2008.

Maturity Year	Origination Date		Type	Principal	Original Term	Rate	Maturity
2008	6/30/2008		FHLB overnight advance	$90,000,000	Overnight	2.25%	7/2/2008
2008	6/30/2008		Federal funds purchased	28,950,000	Overnight	2.85%	7/2/2008
2009	1/26/2005	*	FHLB fixed rate advance	2,667,000	48 months	4.11%	1/26/2009
2011	6/18/1996	*	FHLB fixed rate advance	1,279	180 months	7.70%	7/1/2011
2011	9/16/1996	*	FHLB fixed rate advance	2,458	180 months	7.50%	10/1/2011
2012	9/9/1997	*	FHLB fixed rate advance	3,264	180 months	7.05%	10/1/2012
2015	1/5/1995		Fixed rate mortgage note	109,860	240 months	7.50%	1/5/2015

Aggregate composite rate	2.44%
Overnight rate	2.40%
48 month composite rate	4.11%
180 month composite rate	7.33%
240 month composite rate	7.50%

* Assumed as part of the acquisition of Jackson Bank.

Index

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs.  Our cash balance on deposit with FSGBank, which totaled approximately $2.9 million as of June 30, 2008, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At June 30, 2008, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 12.1% (excluding anticipated loan repayments).  As of December 31, 2007 and June 30, 2007, the liquidity ratios were 13.0% and 13.2% respectively.

As of June 30, 2008, the unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) for FSGBank at FHLB was $35.6 million.  FHLB maintains standards for loan collateral files.  Therefore, our borrowing capacity may be restricted if our collateral files have exceptions.

FSGBank also had unsecured federal funds lines in the aggregate amount of $99.5 million at June 30, 2008 under which it can borrow funds to meet short-term liquidity needs.   The available amount of the federal funds lines was $70.6 million as of June 30, 2008.  Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights).  As of quarter-end, we had $9.8 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business.  As of June 30, 2008, FSGBank had $115.4 million in brokered certificates of deposit outstanding with a weighted average remaining life of approximately 16 months, a weighted average coupon rate of 3.77% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 4.02%.  Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable.  We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

Index

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $304.3 million at June 30, 2008.  The following table illustrates our significant contractual obligations at June 30, 2008 by future payment period.

CONTRACTUAL OBLIGATIONS

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$571,931	$452,623	$102,034	$17,274	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	65,470	55,470	-	10,000	-
FHLB borrowings	(3)	92,675	92,667	-	8	-
Operating lease obligations	(4)	4,795	967	1,629	647	1,552
Note payable	(5)	110	13	30	35	32
Total		$734,981	$601,740	$103,693	$27,964	$1,584

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
  3 For more information regarding FHLB borrowings, see “Deposits and Other Borrowings.”
  4 Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.
  5 This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided by operations during the six months of 2008 totaled $2.5 million compared to $7.2 million for the same period in 2007.  The decrease is primarily due to a decrease in other liabilities and a lower net income.  Net cash used in investing activities increased to $60.6 million compared to $31.6 million primarily due to the $27.0 million sale of securities in 2007 and the increases in purchases of securities in 2008.  Net cash provided by financing activities increased to $58.9 million compared to $23.1 million in 2007.  The increase is primarily due to growth in deposits.

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

The Asset/Liability Committee of the Board of Directors (ALCO) provides oversight by ensuring that policies and procedures are in place to monitor our derivative positions.  We believe the use of derivatives will reduce our interest rate risk and potential earnings volatility caused by changes in interest rates.

Our derivatives are based on underlying risks, primarily interest rates.  We utilize cash flow swaps to reduce the risks associated with interest rates.  The active swaps provide fixed payments at a rate of 7.72% on $50 million notional value of Prime-based variable-rate loans in exchange for the variable-rate payments.  As of June 30, 2008, the swaps provide 272 basis points of additional income on $50 million of variable-rate loans, based on a Prime rate of 5.00%.

We also use forward contracts to hedge against changes in interest rates on our held-for-sale loan portfolio.  Our practice is to enter into a best efforts contract with the investor concurrently with providing an interest rate lock to a customer.  The use of the fair value option under SFAS 159 on the closed held-for-sale loans and the forward contracts minimize the volatility in earnings from changes in interest rates.

Index

The following are the cash flow hedges as of June 30, 2008:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income	Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Interest Rate swap	$25,000	$1,061	$-	$700	October 15, 2012
Interest Rate swap	25,000	1,061	-	700	October 15, 2012
Forward contracts	7,989	424	408	10	Various
	$57,989	$2,546	$408	$1,410

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$50	June 28, 2009
Interest Rate swap	25,000	-	-	148	June 28, 2010
Interest Rate swap	25,000	-	-	214	June 28, 2011
Interest Rate swap	12,000	-	-	28	June 28, 2009
Interest Rate swap	14,000	-	-	60	June 28, 2010
Interest Rate swap	20,000	-	-	162	June 28, 2011
Interest Rate swap	35,000	-	-	333	June 28, 2012
	$150,000	$-	$-	$995

[1] The $995 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2008, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

Derivatives expose us to credit risk from the counterparty when the derivatives are in an unrealized gain position.  All counterparties must be approved by the board of directors and are monitored by ALCO on an ongoing basis.  We minimize the credit risk exposure by requiring collateral when certain conditions are met.  When the derivatives are at an unrealized loss position, our counterparty may require us to pledge collateral.

Off-Balance Sheet Arrangements

We are party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2008 and 2007 was as follows:

	As of June 30,
	2008	2007
	(in thousands)
Commitments to Extend Credit	$304,308	$298,380
Standby Letters of Credit	$17,699	$16,070

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

Index

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve Board, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.  Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.  First Security and FSGBank both maintain capital levels exceeding the minimum capital levels required in addition to exceeding those capital requirements for well capitalized banks and holding companies under applicable regulatory guidelines.

The following table compares the required capital ratios maintained by First Security and FSGBank:

June 30, 2008	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%	4.0%	10.3%	9.8%
Total capital to risk adjusted assets	10.0%	8.0%	11.4%	10.9%
Leverage ratio	5.0%	4.0%	9.4%	8.8%

December 31, 2007
Tier I capital to risk adjusted assets	6.0%	4.0%	10.8%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.8%	11.3%
Leverage ratio	5.0%	4.0%	9.7%	9.2

June 30, 2007
Tier I capital to risk adjusted assets	6.0%	4.0%	11.6%	11.2
Total capital to risk adjusted assets	10.0%	8.0%	12.7%	12.2
Leverage ratio	5.0%	4.0%	10.5%	10.0

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.  In the first six months of 2008, we paid two cash dividends of $0.05 per share, or $1.6 million in total.  On July 23, 2008, the Board of Directors declared the third quarter cash dividend of $0.05 per share payable on September 16, 2008 to shareholders of record on September 1, 2008.

On November 29, 2006, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of June 30, 2008, we have repurchased 358 thousand shares at a weighted average price of $7.82.  As of April 21, 2008, we suspended this repurchase plan.

On July 23, 2008, our Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company shares in open market transactions.  The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan.  As of August 6, 2008, no shares have been purchased.

Index

EFFECTS OF GOVERNMENTAL POLICIES

We are affected by the policies of regulatory authorities, including the Federal Reserve Board and the Office of the Comptroller of the Currency.  An important function of the Federal Reserve Board is to regulate the national money supply.

Among the instruments of monetary policy used by the Federal Reserve Board are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve Board; and changes in the reserve requirements of depository institutions.  These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

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

From the time to time legislation is introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies that could affect our business.  It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which our business may be affected thereby.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; (iii) and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively.  We are currently assessing the potential impact SFAS 141(R) will have on our consolidated financial statements.

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

Index

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  We early adopted SFAS 159 effective January 1, 2007.  Note 9 provides further information.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  We adopted SFAS 157 on April 15, 2007 with the effective date of January 1, 2007.  The adoption resulted in the additional disclosures presented in Note 8.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption did not have a material impact on our consolidated financial statements.  Note 7 provides further information.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of June 30, 2008, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $2.1 million, or 9.3%, as a result of a 200 basis point decline in rates. The model also predicts a $1.3 million increase in net interest income, or 5.9%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of June 30, 2008. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	DOWN 200 BP	CURRENT	UP 200 BP
	(in thousands, except percentages)

Net interest income	$20,796	$22,931	$24,279
$ change net interest income	(2,135)	-	1,348
% change net interest income	(9.31)%	0.00%	5.88%

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

We use the Sendero Vision Asset/Liability system, which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry.  Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration and income simulations using a wide range of scenarios including interest rate shocks and rate ramps.  The system also models our derivative instruments.

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

Index

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Actions by other financial institutions during a weakening economy could negatively impact our financial performance

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As financial institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and financial institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to other financial institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Other risks

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 28, 2007, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of June 30, 2008, we have repurchased 358 thousand shares at a weighted average price of $7.82.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.  The repurchases will be made with our cash resources.  On April 21, 2008, this repurchase program was suspended.  The following table provides additional information on the purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	34,940	$9.08	34,940	141,505	[1]
May 1, 2007 – May 31, 2007	-	$-	-	141,505	[1]
June 1, 2007 – June 30, 2008	-	$-	-	141,505	[1]
	34,940		34,940
[1] On April 21, 2008, this repurchase plan was suspended.

On July 23, 2008, our Board of Directors authorized a plan to buy back up to $10.0 million of our common stock in open market transactions for the benefit of the 401(k) and ESOP plan.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.  The repurchases will be funded through the proceeds of a $10.0 million loan from First Security Group to the 401(k) and ESOP plan.  The repurchase program may be suspended or discontinued at any time without prior notice.

Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 4, 2008, where the following eight directors were elected:  Rodger B. Holley, J.C. Harold Anders, Randall L. Gibson, Carol H. Jackson, Ralph L. Kendall, William B. Kilbride, D. Ray Marler and Lloyd L. Montgomery, III.  There were no broker non-votes.  The votes were as follows:

	For	Withheld
Rodger B. Holley	11,339,942	466,289
J. C. Harold Anders	11,313,556	492,675
Randall L. Gibson, Jr.	11,462,493	343,738
Carol H. Jackson	11,313,556	492,675
Ralph L. Kendall	11,281,596	524,635
William B. Kilbride	11,280,868	525,363
D. Ray Marler	11,255,010	551,221
Lloyd L. Montgomery, III	11,458,170	348,061

Additionally, our shareholders ratified the appointment of Joseph Decosimo and Company, PLLC, as our independent auditors for the year ending December 31, 2008.  There were 11,597,757 votes in favor, 190,580 votes against and 17,894 abstentions.

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

FIRST SECURITY GROUP, INC.
(Registrant)

August 8, 2008	/s/ Rodger B. Holley
Rodger B. Holley
Chairman & Chief Executive Officer

August 8, 2008	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President