Form 10-Q
period 2008-09-30
FIRST SECURITY GROUP INC/TN
filed 2008-11-07
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
Common Stock, $0.01 par value:
16,419,883 shares outstanding and issued as of November 7, 2008

First Security Group, Inc. and Subsidiary
Form 10-Q
INDEX

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	September 30,	December 31,	September 30,
	2008	2007	2007
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$26,822	$27,394	$32,088
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	-	-
Cash and Cash Equivalents	26,822	27,394	32,088
Interest Bearing Deposits in Banks	963	296	779
Securities Available-for-Sale	134,437	131,849	126,927
Loans Held-for-Sale	3,972	4,396	5,412
Loans	1,013,495	948,709	934,613
Total Loans	1,017,467	953,105	940,025
Less: Allowance for Loan Losses	13,335	10,956	10,635
	1,004,132	942,149	929,390
Premises and Equipment, net	34,289	34,751	35,360
Goodwill	27,156	27,156	27,156
Intangible Assets	2,592	3,200	3,423
Other Assets	51,622	45,160	43,342
TOTAL ASSETS	$1,282,013	$1,211,955	$1,198,465

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	September 30,	December 31,	September 30,
	2008	2007	2007
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$162,631	$159,790	$164,880
Interest Bearing Demand	62,031	62,637	60,448
Savings and Money Market Accounts	132,646	131,352	140,448
Certificates of Deposit less than $100 thousand	256,727	259,628	268,347
Certificates of Deposit of $100 thousand or more	213,440	225,491	223,744
Brokered Deposits	149,045	63,731	83,121
Total Deposits	976,520	902,629	940,988
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	50,571	62,286	31,702
Security Deposits	2,118	2,799	3,059
Other Borrowings	92,780	80,459	58,052
Other Liabilities	11,493	16,089	16,346
Total Liabilities	1,133,482	1,064,262	1,050,147
STOCKHOLDERS’ EQUITY
Common stock - $.01 par value - 50,000,000 shares authorized; 16,419,883 issued as of September 30, 2008; 16,774,728 issued as of December 31, 2007; 17,274,728 issued as of September 30, 2007	114	116	120
Paid-In Surplus	111,927	114,631	119,466
Unallocated ESOP Shares	(3,856)	(4,310)	(4,515)
Retained Earnings	36,487	34,279	32,027
Accumulated Other Comprehensive Income	3,859	2,977	1,220
Total Stockholders’ Equity	148,531	147,693	148,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,282,013	$1,211,955	$1,198,465

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$17,505	$20,086	$53,616	$57,551
Debt Securities – taxable	1,149	1,027	3,410	3,397
Debt Securities – non-taxable	395	403	1,184	1,218
Other	9	44	41	102
Total Interest Income	19,058	21,560	58,251	62,268

INTEREST EXPENSE
Interest Bearing Demand Deposits	69	158	262	415
Savings Deposits and Money Market Accounts	548	814	1,754	2,363
Certificates of Deposit of less than $100 thousand	2,525	3,359	8,202	9,765
Certificates of Deposit of $100 thousand or more	2,206	2,905	7,242	8,286
Brokered Deposits	1,114	961	2,941	2,796
Other	900	837	3,223	2,022
Total Interest Expense	7,362	9,034	23,624	25,647

NET INTEREST INCOME	11,696	12,526	34,627	36,621
Provision for Loan and Lease Losses	3,960	576	7,091	1,409
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	7,736	11,950	27,536	35,212

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,338	1,371	3,950	3,812
Gain / (Loss) on Sale of Available-for-Sale Securities	146	-	146	(168)
Other-than-Temporary Impairment of Securities	-	-	-	(584)
Other	1,573	1,723	4,911	4,902
Total Noninterest Income	3,057	3,094	9,007	7,962

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,105	5,930	16,629	17,575
Expense on Premises and Fixed Assets, net of rental income	1,583	1,769	4,970	5,095
Other	3,017	2,857	8,433	8,297
Total Noninterest Expenses	9,705	10,556	30,032	30,967

INCOME BEFORE INCOME TAX PROVISION	1,088	4,488	6,511	12,207
Income Tax Provision	262	1,466	1,838	3,943
NET INCOME	$826	$3,022	$4,673	$8,264

NET INCOME PER SHARE:
Net Income Per Share - Basic	$0.05	$0.18	$0.29	$0.48
Net Income Per Share - Diluted	$0.05	$0.18	$0.29	$0.47
Dividends Declared Per Common Share	$0.05	$0.05	$0.15	$0.15
 (See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Unallocated
(in thousands)	Shares	Amount	Surplus	Earnings	Income	ESOP Shares	Total
Balance- December 31, 2007	16,775	$116	$114,631	$34,279	$2,977	$(4,310)	$147,693
Issuance of Common Stock (unaudited)	4	-	-			(485)	(485)
Comprehensive Income-
Net Income (unaudited)				4,673			4,673
Change in Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments (unaudited)					(204)		(204)
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)					1,086		1,086
Total Comprehensive Income (unaudited)							5,555
Dividends Paid (unaudited)				(2,465)			(2,465)
Stock-Based Compensation (unaudited)			449				449
ESOP Allocation (unaudited)			(352)			939	587
Repurchase and Retirement of Common Stock (358,495 shares) (unaudited)	(359)	(2)	(2,801)				(2,803)
Balance- September 30, 2008 (unaudited)	16,420	$114	$111,927	$36,487	$3,859	$(3,856)	$148,531

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)
	Nine Months Ended
	September 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,673	$8,264
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities -
Provision for Loan and Lease Losses	7,091	1,409
Amortization, net	623	853
Stock-Based Compensation	449	479
ESOP Compensation	587	602
Depreciation	1,879	2,012
Gain on Sale of Premises and Equipment, net	(23)	(56)
Gain on Sale of Other Real Estate and Repossessions, net	(256)	(239)
Write-down of Other Real Estate and Repossessions	245	297
Other-than-Temporary Impairment of Securities	-	584
(Gain) / Loss on Sale of Available-for-Sale Securities	(146)	168
Accretion of Fair Value Adjustment, net	(238)	(400)
Accretion of Cash Flow Swaps	(859)	-
Accretion of Terminated Cash Flow Swaps	(447)	(56)
Changes in Operating Assets and Liabilities -
Loans Held-for-Sale	404	2,112
Interest Receivable	716	(475)
Other Assets	(1,315)	707
Interest Payable	(1,389)	1,108
Other Liabilities	(4,295)	(139)
Net Cash Provided by Operating Activities	7,699	17,230

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(667)	(298)
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	14,715	9,315
Sales	13,126	27,045
Purchases	(30,608)	(9,157)
Loan Originations and Principal Collections, net	(74,283)	(98,554)
Payments for Interim Settlements of Cash Flow Swaps, net	(374)	-
Gain on Termination of Cash Flow Swap	-	2,010
Proceeds from Sale of Premises and Equipment	131	328
Proceeds from Sales of Other Real Estate and Repossessions	2,699	2,887
Additions to Premises and Equipment	(1,525)	(1,809)
Capital Improvements to Repossessions	(219)	(178)
Net Cash Used in Investing Activities	(77,005)	(68,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	73,881	18,998
Net (Decrease) / Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(11,715)	10,851
Net Increase of Other Borrowings	12,321	33,214
Proceeds from Exercise of Stock Options	-	96
Repurchase and Retirement of Common Stock	(2,803)	(5,428)
Repurchase of Common Stock for 401(k) and ESOP Plan	(485)	-
Dividends Paid on Common Stock	(2,465)	(2,574)
Net Cash Provided by Financing Activities	68,734	55,157
NET CHANGE IN CASH AND CASH EQUIVALENTS	(572)	3,976
CASH AND CASH EQUIVALENTS - beginning of period	27,394	28,112
CASH AND CASH EQUIVALENTS - end of period	$26,822	$32,088
 (See Accompanying Notes to Consolidated Financial Statements)

Index

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$6,725	$2,522
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$25,013	$26,755
Income Taxes Paid	$5,548	$2,268

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the three and nine month periods ended September 30, 2008 and 2007, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$826	$3,022	$4,673	$8,264
Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain / (loss) on securities arising during the period	1,120	2,634	(164)	464
Tax (expense) / benefit related to unrealized net gain / loss	(381)	(896)	56	(158)
Reclassification adjustments for realized (gain) / loss included in net income	(146)	(146)	752
Tax expense / (benefit) related to amount realized in net income	50	50	(256)
Unrealized gain / (loss) on securities, net of tax	643	1,738	(204)	802

Derivative cash flow hedges
Unrealized gain on derivatives arising during the period	2,155	2,277	2,952	2,010
Tax expense related to unrealized gain	(733)	(774)	(1,004)	(684)
Reclassification adjustments for realized gain included in net income	(493)	(55)	(1,306)	(56)
Tax expense related to gain realized in net income	168	19	444	19
Unrealized gain on derivatives, net of tax	1,097	1,467	1,086	1,289

Other comprehensive income, net of tax	1,740	3,205	882	2,091
Comprehensive income, net of tax	$2,566	$6,227	$5,555	$10,355

Index

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income	$826	$3,022	$4,673	$8,264
Denominator:
Weighted average common shares outstanding	16,065	16,902	16,087	17,085
Equivalent shares issuable upon exercise of stock options	94	321	156	362
Weighted average diluted shares outstanding	16,159	17,223	16,243	17,447
Net income per share:
Basic	$0.05	$0.18	$0.29	$0.48
Diluted	$0.05	$0.18	$0.29	$0.47

NOTE 4 – STOCK-BASED COMPENSATION

As of September 30, 2008, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP).  The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award.  The plans are described in further detail below.

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

Index

Stock Options

The following table illustrates the effect on operating results and per share information for stock-based compensation in accordance with SFAS 123 (R) for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Stock option compensation expense	$122	$113	$365	$339
Stock option compensation expense, net of tax	$76	$70	$226	$210
Impact of stock option expense on basic income per share	$(0.01)	$-	$(0.01)	$(0.02)
Impact of stock option expense on diluted income per share	$(0.01)	$-	$(0.01)	$(0.02)

The stock options granted to employees under the Company’s long-term incentive plans qualify as incentive stock options as defined by the Internal Revenue Code (IRC) Section 422 (b) and have not resulted in tax deductions to the Company.  Stock options granted to directors of the Company under the long-term incentive plans qualify as nonqualified stock options under IRC 422 (b).  As of September 30, 2008, the Company has not received tax deductions related to these nonqualified options.

Net cash proceeds received from the exercise of options were $96 thousand for the nine months ended September 30, 2007. There were no exercises of options in the nine months ended September 30, 2008.

The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards, which uses the assumptions indicated in the table below.  Expected volatility is based on the implied volatility of the Company’s stock price.  The Company uses historical data to estimate option exercises and employee terminations used in the model.  The expected term of options granted is derived using the “simplified” method as permitted under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The table below provides the weighted average assumptions used to determine the fair value of stock option grants during the nine months ended September 30, 2008 and 2007, respectively.

	Nine Months Ended September 30,
	2008	2007
Expected dividend yield	2.30%	1.78%
Expected volatility	20.81%	17.79%
Risk-free interest rate	3.39%	5.06%
Expected life of options	6.5 years	6.5 years
Grant date fair value	$1.79	$2.77

The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $43 thousand.  For the nine months ended September 30, 2008, there have been no options exercised.  At September 30, 2008, there was $523 thousand of unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 1.57 years.

Index

The following table represents stock option activity for the period ended September 30, 2008:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding, January 1, 2008	1,379	$8.19
Granted	111	8.75
Exercised	-	-
Forfeited	(10)	10.22
Outstanding, September 30, 2008	1,480	$8.22	5.70	$653
Exercisable, September 30, 2008	1,115	$7.57	4.82	$653

As of September 30, 2008, shares available for future option grants to employees and directors under existing plans were 188 shares and 639 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

As of September 30, 2008, unearned stock-based compensation associated with these awards totaled $111 thousand.  The Company recognized $29 thousand and $84 thousand of compensation expense in the third quarter and first nine months of 2008, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations.  The remaining cost is expected to be recognized over a weighted-average period of 1.43 years.

As of September 30, 2008, the Company had non-vested restricted stock awards outstanding of 18,960 shares at a weighted average grant date fair value of $10.47.  All remaining awards outstanding allow for the recipients to vest and receive shares of common stock in equal installments on each of the first three anniversaries of the date of grant.  The Company granted 3,650 restricted stock awards during the first nine months of 2008, with a grant date fair value of $9.08 per share.

NOTE 5 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at September 30, 2008, December 31, 2007, and September 30, 2007 was $19.0 million, $16.9 million, and $16.9 million, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.   The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Index

NOTE 6 – STOCKHOLDERS’ EQUITY

During 2008, the Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount		Payment Date
			(in thousands)
February 7, 2008	$0.05	March 3, 2008	$821		March 17, 2008
April 23, 2008	$0.05	June 2, 2008	$821		June 16, 2008
July 23, 2008	$0.05	September 1, 2008	$823		September 16, 2008
October 22, 2008	$0.05	December 1, 2008	$823	*	December 16, 2008
* Estimate based on shares as of September 30, 2008

On November 28, 2007, the Board of Directors authorized the Company to repurchase up to 500 thousand shares in open market transactions.  The Company began the program during the first quarter of 2008.  A total of 358 thousand shares were repurchased at a weighted average price of $7.82.  On April 21, 2008, this repurchase program was suspended.

On July 23, 2008, the Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company shares in open market transactions.  The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan.  As of September 30, 2008, the plan had purchased 63 thousand shares at a weighted average price of $7.76 for a total cost basis for the purchased stock of $485 thousand.

On September 30, 2008, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares
Shares as of December 31, 2007	377,389	-	122,611
Shares allocated for match during current year	(81,510)	-	81,510
Shares as of September 30, 2008	295,879	-	204,121

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

The Company evaluated its material tax positions as of September 30, 2008.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

Index

As of September 30, 2008, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2008.  However, changes in state and federal tax regulations could create a material uncertain tax position.

NOTE 8 – FAIR VALUE MEASUREMENTS

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. The statements require disclosures about the Company’s assets and liabilities, if applicable, that are measured at fair value.  Further information about such assets is presented below.

SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008

(in thousands)	Balance as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities Available-for-Sale	$134,437	$-	$134,056	$381
Loans Held-for-Sale	3,972	-	3,972	-
Cash Flow Swaps	3,920	-	3,920	-
Forward Loan Sales Contracts	30	-	30	-

Financial Liabilities
None	-	-	-	-

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

(in thousands)	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
Financial Assets
Securities Available-for-Sale	$250	$-	$-	$131	$381

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

Index

At September 30, 2008, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis include other real estate owned (OREO) and repossessions, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits.  Such measurements were determined utilizing primarily Level 3 inputs.

OREO and repossessions are measured at fair value on a non-recurring basis using Level 2 inputs in accordance with SFAS 144.  The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

(in thousands)	Carrying Value as of September 30, 2008	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2008
Other Real Estate Owned	$5,561	$-	$5,561	$-	$(308)
Repossessions	1,293	-	1,293	-	(410)

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

As of September 30, 2008, there was $3,972 thousand in loans held-for-sale recorded at fair value.  For the three and nine months ended September 30, 2008, the use of the fair value option accounted for approximately $335 thousand and $914 thousand in loan origination and related fee income was recognized in non-interest income, respectively, and approximately $64 thousand and $147 thousand in origination and related fee expense, respectively.  The fair value option was used on all new held-for-sale originations starting in February 2008.

For the nine months ended September 30, 2008, the Company recognized a loss of $419 thousand due to changes in fair value for loans held-for-sale in which the fair value option was elected.  This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held-for-sale.  The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of non-interest income, and offset $389 thousand of the change in fair value of loans held-for-sale.

Index

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected.

(in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair Value Carrying Amount Over / (Under) Unpaid Principal
Loans Held-for-Sale	$3,972	$3,992	$(20)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements.  It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.  As of September 30, 2008, the Company has not entered into a transaction in a dealer capacity.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million.  At termination, the swaps had a market value of $2.0 million.  The gain is being accreted into interest income over the remaining life of the originally hedged items.  The Company recognized $150 thousand and $446 thousand in interest income for the three and nine months ended September 30, 2008.  The following table presents the accretion of the remaining gain:

Index

(in thousands)	2008[1]	2009	2010	2011	2012	Total
Accretion of Gain from Terminated Swaps	$150	$533	$394	$219	$62	$1,358

1 Represents the gain accretion for October 1, 2008 to December 31, 2008, and excludes the $446 thousand recognized in the first nine months of 2008.

On October 15, 2007, the Company entered into a total of $50 million notional value cash flow hedges.  The hedges exchange a portion of the Company’s variable rate cash flows from its Prime-based commercial loans for fixed rate cash flows.  The weighted average fixed rate is approximately 7.72% and the original term was five years.  An estimated $1.2 million, net of taxes, of the unrealized gains that are recorded in accumulated other comprehensive income as of September 30, 2008, are expected to be reclassified to interest income in the next twelve months based on the Prime rate of 4.00%, which includes the 100 basis point reduction in the Prime rate that occurred during October 2008.

The following are the cash flow hedges as of September 30, 2008:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income	Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Interest Rate swap	$25,000	$1,960	$-	$1,294	October 15, 2012
Interest Rate swap	25,000	1,960	-	1,293	October 15, 2012
Forward contracts	5,982	44	14	19	Various
	$55,982	$3,964	$14	$2,606

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$37	June 28, 2009
Interest Rate swap	25,000	-	-	130	June 28, 2010
Interest Rate swap	25,000	-	-	196	June 28, 2011
Interest Rate swap	12,000	-	-	20	June 28, 2009
Interest Rate swap	14,000	-	-	53	June 28, 2010
Interest Rate swap	20,000	-	-	148	June 28, 2011
Interest Rate swap	35,000	-	-	312	June 28, 2012
	$150,000	$-	$-	$896

1 The $896 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2008, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

For the three and nine months ended September 30, 2008, no amounts were recognized for hedge ineffectiveness.

Index

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.  This FSP provides clarification guidance on the valuing securities in markets that are not active, including the use of internal cash flow and discount rate assumptions and the use of broker quotes.  It also reaffirms the notion of fair value as an exit price as of the measurement date.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.  The Company has incorporated this guidance into the valuations as of September 30, 2008.

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

NOTE 12 – SUBSEQUENT EVENT

On October 22, 2008, the Company’s Board of Directors approved a fourth quarter cash dividend of $0.05 per share payable on December 16, 2008 to shareholders of record on December 1, 2008.

On November 6, 2008, the Company’s Board of Directors approved an amendment to the Articles of Incorporation authorizing up to 10,000,000 shares of blank check preferred stock. The amendment is subject to shareholder approval.

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

THIRD QUARTER 2008 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three and nine month periods ended September 30, 2008 and 2007. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Recent Regulatory Events

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Secretary Paulson announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  The Treasury has announced that publicly traded institutions that wish to participate in the TARP Capital Purchase Program must apply before 5:00 pm (EST) on November 14, 2008.  Institutions that receive Treasury approval to participate in the TARP Capital Purchase Program have 30 days to satisfy all requirements for participation and to complete the issuance of the senior preferred shares to the Treasury.

Index

Eligible financial institutions can generally apply to issue senior preferred shares to the Treasury in aggregate amounts between 1% to 3% of the institution’s risk-weighted assets.  This would permit us to apply for an investment by the Treasury of between approximately $11 million and $33 million.  We are evaluating whether to apply for participation in the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the unsecured senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program.  Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. All institutions are covered automatically under the Temporary Liquidity Guarantee Program until the opt out deadline of December 5, 2008.  We currently intend to remain in the program.

OVERVIEW

As of September 30, 2008, we had total consolidated assets of $1.3 billion, total loans of $1.0 billion, total deposits of $976.5 million and stockholders’ equity of $148.5 million.

Net income for the three months ended September 30, 2008, was $826 thousand, or $0.05 per share (basic and diluted), compared to net income of $3.0 million, or $0.18 per share (basic and diluted) for the comparative period in 2007.  Net income for the nine months ended September 30, 2008, was $4.7 million, or $0.29 per share (basic and diluted), compared to net income of $8.3 million, or $0.48 and $0.47 per basic and diluted share, respectively, for the comparative period of 2007.

For the three and nine month periods ending September 30, 2008, net interest income decreased by $830 thousand and $2.0 million, respectively, while noninterest income decreased by $37 thousand and increased by $1.0 million, respectively, compared to the same period in 2007.  For the three and nine months ended September 30, 2008, non-interest expense decreased by $851 thousand and $935 thousand, respectively, compared to the same period in 2007.  The provision for loan and lease losses increased $3.4 million and $5.7 million for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007.  The decline in net interest income is primarily a result of the rate cuts by the Federal Reserve Board that have occurred over the last twelve months.  Noninterest income on a year-to-date basis continues to increase through a growing diversified stream of revenue, including trust department income, fees on deposit accounts and mortgage banking activity.  Consistent with our approach to control expenses, noninterest expense decreased on a year-to-date basis through reductions in salaries and benefits, furniture and equipment expenses and professional fees.  Full-time equivalent employees were 365 at September 30, 2008 compared to 373 in 2007.

Our efficiency ratio improved in the third quarter of 2008 to 65.8% compared to 67.6% in the same period of 2007.  The decrease relates to the decline in non-interest expense offsetting the percentage declines in net interest income and noninterest income.  We seek further efficiencies by growing our operating revenue faster than our expenses, although declining net interest income may lead to a higher efficiency ratio in the near term.  In April and May 2007, we opened de novo branches in Algood, Tennessee and Cleveland, Tennessee, respectively.  We anticipate opening a branch in Hixson, Tennessee in early 2009.  We are continuing to pursue opportunities for additional locations in Chattanooga, Knoxville, and Cleveland, Tennessee.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Index

Net interest margin in the third quarter of 2008 was 4.13% or 67 basis points lower compared to the prior year period of 4.80% and 1 basis point higher than the 4.12% net interest margin for the second quarter of 2008.  We believe that our net interest margin will decline in the fourth quarter of 2008 before stabilizing again in early 2009 due to the 100 basis point decrease in the target federal funds rate during October as well as our liquidity enhancement strategy to replace overnight borrowings with longer term funding sources such as issuing brokered deposits.  The projected stabilization of our net interest margin in early 2009 is dependent on competitive pricing pressure and our ability to raise core deposits as well as our projection of a stable target federal funds rate.  However, any further decrease to the target federal funds rate by the Federal Reserve Board may cause additional margin compression.

On July 15, 2008, the Volkswagen Group of America, Inc. announced plans to build a $1 billion automobile production facility in Chattanooga, Tennessee.  The plant will bring about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 12,000 indirect jobs to the region.  We believe the positive economic impact on Chattanooga and the surrounding region will be significant.  We believe the plant will stabilize and possibly increase real estate values, as well as provide increased overall economic activity in the region.

On October 22, 2008, our Board of Directors approved a fourth quarter cash dividend of $0.05 per share payable on December 16, 2008 to shareholders of record on December 1, 2008.

On November 6, 2008, our Board of Directors approved an amendment to our Articles of Incorporation authorizing up to 10,000,000 shares of blank check preferred stock. The amendment is subject to shareholder approval.

RESULTS OF OPERATIONS

We reported net income for the three and nine month periods ended September 30, 2008 of $826 thousand and $4.7 million, respectively, versus net income for the same periods in 2007 of $3.0 million and $8.3 million, respectively.  In the third quarter of 2008, basic and diluted net income per share was $0.05 on approximately 16.1 million basic and 16.2 million diluted weighted average shares outstanding, respectively.  On a year-to-date basis, basic and diluted net income per share was $0.29 on approximately 16.1 million shares and 16.2 million weighted average shares outstanding, respectively.

Net income on a quarterly and year-to-date basis in 2008 was below the comparable amounts in 2007 as a result of the contraction in the net interest margin and higher provision for loan and lease loss expense.  While our total assets have increased, our overhead decreased for the year-to-date period in 2008 compared to 2007, through a reduction in salaries and benefits, furniture and equipment expenses as well as lower intangible asset amortization.  As of September 30, 2008, we had 39 banking offices, including the headquarters, four loan/lease production offices and 365 full-time equivalent employees.  Although we are planning on expanding our branch network and our employee force, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

Index

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2008 compared to the same period in 2007.

Condensed Consolidated Income Statement

	For the Three Months Ended September 30,	Change from Prior Year		For the Nine Months Ended September 30,	Change from Prior Year
	2008	Amount	Percentage	2008	Amount	Percentage
	(in thousands, except percentages)
Interest income	$19,058	$(2,502)	-11.6%	$58,251	$(4,017)	-6.5%
Interest expense	7,362	(1,672)	-18.5%	23,624	(2,023)	-7.9%
Net interest income	11,696	(830)	-6.6%	34,627	(1,994)	-5.4%
Provision for loan losses	3,960	3,384	587.5%	7,091	5,682	403.3%
Net interest income after provision for loan losses	7,736	(4,214)	-35.3%	27,536	(7,676)	-21.8%
Noninterest income	3,057	(37)	-1.2%	9,007	1,045	13.1%
Noninterest expense	9,705	(851)	-8.1%	30,032	(935)	-3.0%
Income before income taxes	1,088	(3,400)	-75.8%	6,511	(5,696)	-46.7%
Income tax provision	262	(1,204)	-82.1%	1,838	(2,105)	-53.4%
Net income	$826	$(2,196)	-72.7%	$4,673	$(3,591)	-43.5%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended September 30, 2008, net interest income decreased by $830 thousand, or 6.6%, to $11.7 million compared to $12.5 million for the same period in 2007.  For the nine months ended September 30, 2008, net interest income decreased by $2.0 million, or 5.4%, to $34.6 million for the period ended September 30, 2008 compared to $36.6 million for the same period in 2007.

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

Interest income for the third quarter of 2008 was $19.1 million, a 11.6% decrease compared to the same period in 2007.  Interest income for the nine month period ended September 30, 2008 was $58.3 million, a 6.5% decrease compared to the same period in 2007.  For the three and nine month periods ended September 30, 2008, average earning assets increased $92.7 million, or 8.8%, and $99.3 million, or 9.7%, respectively, compared to the same periods in 2007.  The growth in volume was offset by the impact of the decline in yields due to the rate cuts by the Federal Reserve Board.  From September 2007 to April 2008, the Federal Reserve Board decreased the target federal funds rate from 5.25% to 2.00%.  The target federal funds rate decreased to 1.00% with two additional rate reductions in October 2008.  Throughout the last twelve months, we had an asset sensitive balance sheet, which caused interest income to decline faster than interest expense.

The tax equivalent yield on earning assets decreased 154 and 121 basis points, respectively, for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007.  The yield on earning assets for the three months ended September 30, 2008 was 6.67% compared to 8.21% for 2007.  Our loan portfolio is approximately 50% fixed rate, 47% variable rate and 3% adjustable rate.  The variable rate loans reprice simultaneously with changes in an associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in an associated index.  Our active cash flow swaps hedge approximately 10% of our variable rate loans.  Changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Index

Total interest expense was $7.4 million in the third quarter of 2008, or 18.5% lower than the same period in 2007.  On a year-to-date basis, total interest expense was $23.6 million, or 7.9% lower than the same period in 2007.  Interest expense decreased due to the reduced cost of funds despite the additional volume of interest bearing liabilities. Average interest bearing liabilities increased $101.8 million, or 12.0%, and $104.6 million, or 12.7%, for the three and nine months ended September 30, 2008 compared to the same period in 2007.  The significant increase in interest bearing liabilities was due to the use of alternative funding sources, including FHLB overnight borrowings, federal funds purchased and brokered certificates of deposit.  Average total deposits grew $16.4 million, or 1.8%, to $950.5 million in the third quarter of 2008 compared to the same period in 2007.  The average rate paid on interest bearing liabilities during the third quarter decreased 116 basis points to 3.08% from 4.24% for the periods ended September 30, 2008 and 2007, respectively.  The decrease is primarily due to reductions in the Federal Reserve Board’s target federal funds rate, which decreased the cost of overnight borrowings and federal funds purchased.  Additionally, maturing certificates of deposit are repricing at lower current market rates.  We anticipate rates on certificates of deposit (retail, jumbo and brokered) to continue to decline as approximately $162 million, at an average rate of 3.88%, are scheduled to mature and reprice by December 31, 2008.

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

The Company’s net interest rate spread (on a tax equivalent basis) was 3.59% and 3.58% for the three and nine months ended September 30, 2008, respectively, compared to 3.97% and 4.03% for the same periods in 2007, respectively.  Our net interest margin (on a tax equivalent basis) was 4.13% and 4.18% for the three and nine months ended September 30, 2008, respectively, compared to 4.80% and 4.86% for the same periods in 2007, respectively.  The decreased net interest spread and margin are the result of our rates on our earnings assets decreasing faster than the rates on interest bearing liabilities.  While approximately 47% of our loans reprice simultaneously with changes to an associated index (such as Prime, which is driven by the target federal funds rate), approximately 10% of our liabilities reprice simultaneously.  As such, reductions by the Federal Reserve Board to the target rate have an immediate negative impact on our net interest spread and net interest margin.  Additionally, a decline in average noninterest bearing deposits for the three and nine month periods ending September 30, 2008 contributed to the decline in net interest margin.  For the three and nine month periods, noninterest bearing deposits contributed 54 basis points and 60 basis points, respectively, compared to 83 basis points for the same periods in 2007.  Average interest bearing liabilities as a percentage of average earning assets was 82.3% for the third quarter of 2008, up from 80.2% for the third quarter of 2007.

On June 25, 2008, the Federal Reserve Board left the target federal funds rate unchanged after reducing the rate 325 basis points over the previous ten months.  During October 2008, the Federal Reserve Board resumed reducing the target federal funds rate by two rate cuts totaling 100 basis points.  We believe our net interest margin will decline in the fourth quarter due to the October 2008 rate cuts before stabilizing in the first half of 2009 based on management’s projections of several factors including future Federal Reserve Board target rates, loan and deposit pricing and our ability to raise core deposits.

Index

The following tables summarize net interest income and average yields and rates paid for the quarters ended September 30, 2008 and 2007.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Three Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income	$1,011,609	$17,509	6.87%	$926,216	$20,091	8.61%
Debt securities – taxable	89,815	1,164	5.14%	81,304	1,043	5.09%
Debt securities – non-taxable	42,334	604	5.66%	42,823	617	5.72%
Other earning assets	2,892	9	1.23%	3,565	44	4.90%
Total earning assets	1,146,650	19,286	6.67%	1,053,908	21,795	8.21%
Allowance for loan losses	(12,003)			(10,508)
Intangible assets	29,830			30,708
Cash & due from banks	24,978			26,469
Premises & equipment	34,644			35,738
Other assets	51,254			41,983
TOTAL ASSETS	$1,275,353			$1,178,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$61,790	69	0.44%	$63,300	158	0.99%
Money market accounts	102,604	511	1.98%	100,239	736	2.91%
Savings deposits	35,894	37	0.41%	35,903	78	0.86%
Time deposits of less than $100 thousand	259,422	2,525	3.86%	268,391	3,359	4.97%
Time deposits of $100 thousand or more	213,861	2,206	4.09%	221,980	2,905	5.19%
Brokered certificates of deposit	110,415	1,090	3.92%	76,850	961	4.96%
Brokered money market accounts	3,905	24	2.44%	-	-	-
Federal funds purchased	28,110	176	2.48%	3,350	47	5.57%
Repurchase agreements	38,699	211	2.16%	27,697	182	2.61%
Other borrowings	92,781	513	2.19%	47,998	608	5.03%
Total interest bearing liabilities	947,481	7,362	3.08%	845,708	9,034	4.24%
Net interest spread		$11,924	3.59%		$12,761	3.97%
Noninterest bearing demand deposits	162,582			167,371
Accrued expenses and other liabilities	16,466			19,118
Stockholders’ equity	145,887			146,978
Accumulated other comprehensive income (loss)	2,937			(877)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,275,353			$1,178,298

Impact of noninterest bearing sources and other changes in balance sheet composition			0.54%			0.83%

Net interest margin			4.13%			4.80%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended September 30, 2008 Compared to 2007

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$1,852	$(4,434)	$(2,585)
Investment securities – taxable	109	12	121
Investment securities – non-taxable	(7)	(6)	(13)
Other earning assets	(8)	(27)	(35)
Total earning assets	1,946	(4,455)	(2,509)

Interest bearing liabilities:
Interest bearing demand deposits	(4)	(85)	(89)
Money market accounts	17	(242)	(225)
Savings deposits	-	(41)	(41)
Time deposits of less than $100 thousand	(112)	(722)	(834)
Time deposits $100 thousand or more	(106)	(593)	(699)
Brokered certificates of deposit	420	(291)	129
Brokered money market accounts	24	-	24
Federal funds purchased	347	(218)	129
Repurchase agreements	72	(43)	29
Other borrowings	567	(662)	(95)
Total interest bearing liabilities	1,201	(2,873)	(1,672)
Increase (decrease) in net interest income	$745	$(1,582)	$(837)

Index

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Nine Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income	$992,563	$53,629	7.22%	$888,934	$57,567	8.66%
Debt securities – taxable	88,845	3,454	5.19%	92,122	3,451	5.01%
Debt securities – non-taxable	42,765	1,809	5.65%	43,612	1,865	5.72%
Other earning assets	2,857	41	1.92%	3,077	102	4.43%
Total earning assets	1,127,030	58,933	6.98%	1,027,745	62,985	8.19%
Allowance for loan losses	(11,555)			(10,366)
Intangible assets	30,039			30,960
Cash & due from banks	24,211			26,136
Premises & equipment	34,528			36,020
Other assets	48,799			42,328
TOTAL ASSETS	$1,253,052			$1,152,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$63,702	262	0.55%	$64,909	415	0.85%
Money market accounts	101,465	1,638	2.16%	99,367	2,131	2.87%
Savings deposits	35,389	116	0.44%	35,952	232	0.86%
Time deposits of less than $100 thousand	257,760	8,202	4.25%	265,484	9.765	4.92%
Time deposits of $100 thousand or more	216,314	7,242	4.47%	214,703	8,286	5.16%
Brokered certificates of deposit	91,751	2,917	4.25%	77,902	2,796	4.80%
Brokered money market accounts	1,311	24	2.48%	-	-	-
Federal funds purchased	31,332	686	2.92%	2,318	103	5.94%
Repurchase agreements	35,553	638	2.40%	24,731	483	2.61%
Other borrowings	93,328	1,899	2.72%	37,985	1,436	5.05%
Total interest bearing liabilities	927,905	23,624	3.40%	823,351	25,647	4.16%
Net interest spread		$35,309	3.58%		$37,338	4.03%
Noninterest bearing demand deposits	159,108			165,727
Accrued expenses and other liabilities	16,999			17,683
Stockholders’ equity	144,913			146,891
Accumulated other comprehensive income (loss)	4,127			(829)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,253,052			$1,152,823

Impact of noninterest bearing sources and other changes in balance sheet composition			0.60%			0.83%

Net interest margin			4.18%			4.86%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Nine Months Ended September 30, 2008 Compared to 2007

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$6,770	$(10,708)	$(3,938)
Investment securities – taxable	(120)	123	3
Investment securities – non-taxable	(35)	(21)	(56)
Other earning assets	(7)	(54)	(61)
Total earning assets	6,608	(10,660)	(4,052)

Interest bearing liabilities:
Interest bearing demand deposits	(7)	(146)	(153)
Money market accounts	47	(540)	(493)
Savings deposits	(3)	(113)	(116)
Time deposits of less than $100 thousand	(275)	(1,288)	(1,563)
Time deposits $100 thousand or more	70	(1,114)	(1,044)
Brokered certificates of deposit	500	(379)	121
Brokered money market accounts	24	-	24
Federal funds purchased	1,291	(708)	583
Repurchase agreements	212	(57)	155
Other borrowings	2,095	(1,632)	463
Total interest bearing liabilities	3,930	(5,953)	(2,023)
Increase (decrease) in net interest income	$2,678	$(4,707)	$(2,029)

Provision for Loan and Lease Losses
The provision for loan and lease losses charged to operations during the three months ended September 30, 2008 was $4.0 million compared to $576 thousand in the same period of 2007. Net charge-offs for the third quarter of 2008 were $2.5 million compared to net charge-offs of $298 thousand for the same period in 2007.  The provision for loan and lease losses for the nine months ended September 30, 2008 and 2007 was $7.1 million and $1.4 million, respectively.  Annualized net charge-offs as a percentage of average loans were 0.98% for the three months ended September 30, 2008 compared to 0.13% for the same period in 2007.  Our peer group’s average (as reported in the June 30, 2008 Uniform Bank Performance Report) was 0.54%.

The increase in our provision on a quarterly and year-to-date basis in 2008 compared to the same periods in 2007 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of impaired, past due, charged-off, classified and nonperforming loans, as well as general economic conditions.  During the third quarter of 2008, one relationship accounted for $1.8 million or 74.1% of the total charge-offs.  This charge-off was fully provided for during the third quarter 2008, which contributed to the significant increase in provision expense.  As of September 30, 2008, management determined our allowance was adequate to provide for credit losses.  We will reanalyze the allowance for loan losses on at least a quarterly basis, and the next review will be at December 31, 2008, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

The allowance for loan and lease losses reflects our assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. We regularly analyze our loan portfolio in an effort to establish an allowance for loan and lease losses that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

Index

°	our loan and lease loss experience;
°	specific known risks;
°	the status and amount of past due and nonperforming assets;
°	underlying estimated values of collateral securing loans;
°	current and anticipated economic conditions; and
°	other factors which we believe affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our Board of Directors or the Directors’ Loan Committee on at least a quarterly basis.  In addition, our loan review and internal audit departments perform an annual validation of the methodology and adequacy of the allowance.  The loan review department also performs a regular review of the quality of the loan portfolio and adequacy of the allowance.  Based on our analysis, which includes risk factors such as charge-off rates, problem loan trends, past dues, loan growth and other less tangible factors such as the local and national economic statistics, we may determine that our future provision expense may need to increase or decrease in order for us to remain adequately reserved for probable loan losses.

Our allowance for loan and lease losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance compared to a group of peer banks.  During their routine examinations of banks, the regulators may require a bank to make additional provisions to its allowance for loan and lease losses when, in the opinion of the regulators, their credit evaluations and allowance methodology differ materially from ours.  We believe our allowance methodology is in compliance with regulatory interagency guidance, as well as applicable GAAP guidance.

While it is our policy to charge-off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans.  Because these risks include the state of the economy, our judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Noninterest Income

Noninterest income totaled $3.1 million for the third quarter of this year, a decrease of $37 thousand, or 1.2%, from the same period in 2007.  On a year-to-date basis, noninterest income totaled $9.0 million, an increase of $1.0 million, or 13.1%, from the 2007 level.  The increase is partially a result of the $584 thousand impairment on securities and subsequent $168 thousand loss on securities in the first and third quarters of 2007, respectively, as well as a gain of $146 thousand on securities sold in the third quarter of 2008.  Additionally, the election to utilize the fair value option under SFAS 159 for newly originated held-for-sale mortgage loans resulted in a $192 thousand increase in mortgage income for the first quarter of 2008.  Excluding these nonrecurring items, noninterest income for the three and nine month periods ended September 30, 2008 decreased 5.9% and 0.5%, respectively.

Index

The following table presents the components of noninterest income for the periods ended September 30, 2008 and 2007.

Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percent			Percent
	2008	Change	2007	2008	Change	2007
	(in thousands, except percentages)
NSF fees	$1,045	-4.6%	$1,095	$3,100	3.2%	$3,004
Service charges on deposit accounts	293	6.2%	276	850	5.2%	808
Mortgage loan and related fees	335	-15.4%	396	1,271	2.3%	1,242
Bank-owned life insurance income	226	0.0%	226	679	0.0%	679
Gain / (loss) on sale of available-for-sale securities	146	100%	-	-	100%	(168)
Other-than-temporary impairment of securities	-	-	-	-	100%	(584)
Other income	1,012	-8.1%	1,101	3,107	4.2%	$2,981
Total noninterest income	$3,057	-1.2%	$3,094	$9,007	13.1%	$7,962

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $4.0 million for the nine months ended September 30, 2008, an increase of $138 thousand, or 3.6%, from the same period in 2007.  In addition to standard NSF fees, we offer a “bounce protection” program that pays our customers’ NSF checks (to a predetermined limit) for a fee.  Our growing deposit base resulted in additional deposit fee income for 2008.

Mortgage loan and related fees for the third quarter of 2008 decreased $61 thousand, or 15.4%, to $335 thousand compared to $396 thousand in the third quarter of 2007.  For the nine months ended September 30, 2008, mortgage income increased $29 thousand, or 2.3%, as compared to the same period in 2007.  As discussed in Note 9 to our consolidated financial statements, we began electing the fair value option under SFAS 159 to our held-for-sale loan originations in February 2008.  This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights.  The recognition of the income is now concurrent with the origination of the loan.  We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results.  Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting.  For the first quarter 2008, approximately $192 thousand of additional mortgage loan and related fee income was recognized due the transition to the fair value option election.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market.  Due to the normal processing time, we will have a certain amount of held-for-sale loans at any time.  We sell these loans with the right to service the loan being released to the purchaser for a fee.  Mortgages originated for sale and sold in the secondary markets totaled $14.5 million and $16.6 million, respectively, for the three months ended September 30, 2008 as compared to $18.3 million and $23.9 million, respectively, in 2007.  For the nine months ended September 30, 2008, mortgages originated for sale and sold in the secondary markets totaled $56.9 million and $61.7 million, respectively, as compared to $60.7 million and $62.8 million, respectively, in 2007.  We do not originate sub-prime loans.  For the remainder of 2008, we expect mortgage loan income to be pressured due to the decline in the real estate market.

Index

Bank-owned life insurance income remained consistent at $226 thousand and $679 thousand for the three and nine months ended September 30, 2008, respectively.  The Company is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity.  In addition, the insurance death benefit will be a tax-free payment to the Company.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.32% through September 30, 2008.

During the third quarter of 2008, we sold $13.1 million in senior unsecured debt of Freddie Mac and Fannie Mae for a gain of $146 thousand.  During April 2007, we de-leveraged a portion of our balance sheet by selling approximately $27.0 million in investment securities to pay down our overnight borrowings.  This transaction eliminated negative spread.  The sale occurred prior to the release of our quarterly report on Form 10-Q for the period ended March 31, 2007, thereby triggering an other-than-temporary impairment of securities as of March 31, 2007.  The impairment charge represents the loss position of the sold securities as of March 31, 2007.  The loss on sale of securities in the second quarter of 2007 represents the change in value of the sold securities from April 1, 2007 until the date of sale.

Other income for the third quarter of 2008 was $1.0 million compared to $1.1 million for the same period in 2007.  For the nine months ended September 30, 2008, other income increased $126 thousand to $3.1 million compared to the same period in 2007.  The components of other income primarily consist of point-of-sale fees on debit cards, ATM fee income, gains on sales of other real estate and repossessions, underwriting revenue, safe deposit box fee income and trust fee income.  On a year-to-date basis, the major contributors to increasing other noninterest income were the trust department with an increase of $138 thousand, or 29.2%, and point-of-sale fees increasing $104 thousand, or 15.1%, from the comparable period in 2007.

Noninterest Expense

Noninterest expense for the third quarter of 2007 decreased $851 thousand, or 8.1%, to $9.7 million compared to $10.6 million for the same period in 2007.  On a year-to-date basis, noninterest expense decreased $935 thousand, or 3.0%, to $30.0 million compared to $31.0 million for the same period in 2007.  Noninterest expense decreased as compared to prior periods as a result of management’s efforts to control costs, including reductions in salary and benefits, furniture and equipment expenses and professional fees.  Unless indicated otherwise in the discussion below, we anticipate comparable results in noninterest expense for the remainder of 2008.

Index

The following table represents the components of noninterest expense for the three and nine month periods ended September 30, 2008 and 2007.

Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	Percent Change	2007	2008	Percent Change	2007
	(in thousands, except percentages)
Salaries & benefits	$5,105	-13.9%	5,930	$16,629	-5.4%	$17,575
Occupancy	883	4.6%	844	2,630	4.7%	2,511
Furniture and equipment	700	-24.3%	925	2,340	-9.4%	2,584
Professional fees	399	-12.1%	454	1,231	-9.9%	1,367
Data processing	380	7.3%	354	1,103	4.0%	1,061
Printing & supplies	99	-16.8%	119	305	-22.8%	395
Communications	215	16.2%	185	589	7.5%	548
Advertising	104	3.0%	101	282	-18.5%	346
Intangible asset amortization	175	-28.0%	243	609	-20.1%	762
FDIC deposit premium insurance	147	69.0%	87	460	223.9%	142
Other expense	1,498	14.0%	1,314	3,854	4.8%	3,676
Total noninterest expense	$9,705	-8.1%	$10,556	$30,032	-3.0%	$30,967

Salaries and benefits for the third quarter of 2008 decreased $825 thousand, or 13.9%, compared to the same period in 2007 and $946 thousand, or 5.4%, on a year-to-date basis.  The decrease in salaries and benefits is primarily related to a reduction to the annual incentive compensation accrual based on year-to-date results, as well as lower commissions due to decreased volume and normalized revenue from the mortgage department.  As of September 30, 2008, we had 365 full time equivalent employees and operated 39 full service banking offices and four loan/lease production offices.  In April and May 2007, we opened a de novo branch in Algood, Tennessee and Cleveland, Tennessee, respectively.  We anticipate opening a branch in Hixson, Tennessee in early 2009.  We are continuing to pursue opportunities for additional locations in Chattanooga, Knoxville, and Cleveland, Tennessee.  While we will be opportunistic, we are mindful of the additional expense associated with the de novo growth model.

Occupancy expense for the third quarter of 2008 increased by 4.6% compared to the same period in 2007 and 4.7% on a year-to-date basis.  The increase on a quarterly and year-to-date basis was due to the completion of our two new de novo branches in Algood and Cleveland, Tennessee in April and May of 2007, respectively.  As of September 30, 2008, First Security leased 14 facilities and the land for five branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $225 thousand, or 24.3%, and $244 thousand, or 9.4%, respectively, primarily due to reductions in maintenance and equipment depreciation.

Professional fees decreased 12.1% for the third quarter of 2008 compared to the same period in 2007 and decreased 9.9% on a year-to-date basis.  Professional fees include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, lending activities, employee benefit programs, potential acquisitions, investment securities, trademarks and intangible properties.  The decrease on a quarterly and year-to-date basis is a result of the decision to transition most internal audit functions in-house, including SOX Section 404 testing.  These savings were partially offset by rising legal and appraisal fees primarily due to increasing non-performing assets.

Index

Data processing fees increased 7.3% for the third quarter of 2008 compared to the same period in 2007 and 4.0% on a year-to-date basis.  Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas.  The monthly fees associated with data processing are based primarily on transaction volume.  Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Intangible asset amortization expense decreased $68 thousand, or 28.0%, in the third quarter of 2008 compared to the same period in 2007 and 20.1% on a year-to-date basis.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2008 and continuing into 2009.

FDIC deposit premium insurance increased $60 thousand, or 69.0%, in the third quarter of 2008 compared to the same period in 2007 and $318 thousand, or 223.9%, on a year-to-date basis.  The FDIC has imposed higher deposit insurance on the entire banking industry.  Recently, the FDIC announced an additional increase in premiums, as well as introducing the optional Temporary Liquidity Guarantee Program (TLGP), which is funded through add-on premiums fees.  The combination of the increase and electing to participate in the TLGP will increase our FDIC insurance premium expense significantly during 2009.

Other expense increased for the three and nine month periods ended September 30, 2008 primarily as a result of higher expenses associated with repossessions and other real estate owned properties, including non-capitalizable expenses and taxes on foreclosed properties, as compared to the same period in 2007.

Income Taxes

We recorded income tax expense of $262 thousand for the third quarter of 2008 compared to $1.5 million for the same period in 2007.  Our effective tax rate for the periods ended September 30, 2008 and 2007, was 24.1% and 32.7%, respectively.  On a year-to-date basis, we recorded income tax expense of $1.8 million compared to $3.9 million for the same period in 2007.  The year-to-date effective tax rate was 28.2% and 32.3% for 2008 and 2007, respectively.  The decrease in the effective tax rate is a function of our year-over-year tax-free income remaining relatively consistent while our taxable income declined.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.3 billion at September 30, 2008, $1.2 billion at December 31, 2007 and $1.2 billion at September 30, 2007.  Our third quarter 2008 and year-over-year asset growth is directly related to deposit growth and the funds available to us for investment.  For the remainder of 2008, we expect our assets to continue to grow as we plan to further leverage our existing banking branches.

Loans

Total loans increased 6.8% (9.0% annualized) in the first nine months of 2008 compared to December 31, 2007 and 8.2% compared to September 30, 2007.  The increase in loans in 2008 can be attributed to an increase in our commercial and industrial loans of $28.0 million, or 20.3% (27.1% annualized), an increase in commercial real estate loans of $22.2 million, or 10.1% (13.5% annualized), and an increase in residential mortgages of $21.9 million, or 8.3% (11.1% annualized), offset by anticipated decreases in construction and development loans and commercial leases.

The loan categories with the largest twelve month growth were (1) commercial real estate loans, up $33.5 million, or 16.2%, (2) residential mortgage loans, up $26.6 million, or 10.3%, and (3) commercial and industrial loans up $25.9 million, or 18.5%.

We believe that our general loan growth will remain steady, but reduce to mid single-digit annualized growth over the remainder of 2008 and first quarter of 2009.  Funding of future loan growth may be restricted by our ability to raise core deposits, although we will use alternative funding sources if necessary and cost effective.  Loan growth may also be restricted in order for us to maintain appropriate capital levels, as well as adequate liquidity.

Index

Asset Quality

We consider our asset quality to be of primary importance.  At September 30, 2008, our loan portfolio was 79.4% of total assets.  Over the past few years, we have strengthened our commercial and retail underwriting standards, enhanced our detailed loan policy, established better warning and early detection procedures, augmented our commercial real estate risk management, improved our consumer portfolio risk pricing and standardized underwriting and developed a more comprehensive analysis of our allowance for loan and lease losses.  Our loan review process targets 60% to 70% of our portfolio for review over an 18-month cycle.  More frequent loan reviews may be completed on higher risk areas as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

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

Our asset quality ratios generally weakened in the third quarter of 2008 compared to the year-end amounts and the same period in 2007, however, our ratios remained favorable compared to our peer group.  As of September 30, 2008, our allowance for loan and lease losses as a percentage of total loans was 1.31%, which is an increase from 1.15% as of December 31, 2007 and 1.13% as of September 30, 2007.  Annualized net charge-offs as a percentage of average loans increased to 98 basis points from 13 basis points for the three month periods ended September 30, 2008 and 2007, respectively.  Non-performing assets as a percentage of total assets were 122 basis points at September 30, 2008, compared to 57 basis points for the same period in 2007.  Non-performing assets, including 90 days past due, increased to $17.9 million, or 139 basis points of total assets, from $9.9 million, or 82 basis points, as of December 31, 2007, and $7.4 million, or 62 basis points, as of September 30, 2007.

We believe that overall asset quality for the remainder of 2008 and into 2009 will continue to reflect the current economic conditions.  Our special assets department will continue to actively collecting past due loans and manage the marketing of repossessions and other real estate owned to maximize value and minimize carrying costs.

Index

The following table presents an analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2008 and 2007.  The provision for loan and lease losses of $7.1 million in the table below does not include our provision accrual for unfunded commitments of $18 thousand as of September 30, 2008.  The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

Analysis of Changes in Allowance for Loan Losses

	For the Nine Months Ended September 30,
	2008	2007
Allowance for loan and lease losses -	(in thousands, except percentages)
Beginning of period	$10,956	$9,970
Provision for loan and lease losses	7,073	1,375
Sub-total	18,029	11,345
Charged off loans:
Commercial – leases	1,041	407
Commercial – loans	2,656	133
Real estate – construction	175	44
Real estate – residential mortgage	503	111
Consumer and other	478	587
Total charged off	4,853	1,282
Recoveries of charged-off loans:
Commercial – leases	-	7
Commercial – loans	14	234
Real estate – construction	-	2
Real estate – residential mortgage	13	80
Consumer and other	132	249
Total recoveries	159	572
Net charged-off loans	4,694	710
Allowance for loan and lease losses - end of period	$13,335	$10,635

Total loans-end of period	$1,017,467	$940,025
Average loans	$1,011,609	$888,934
Net loans charged-off to average loans, annualized	0.63%	0.11%
Provision for loan losses to average loans, annualized	0.93%	0.21%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.31%	1.13%
Non-performing assets	85.33%	155.89%

Index

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percent of loans in each category to total loans.   The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan and Lease Losses

	As of September 30,
	2008		2007
	Amount	Percent of Portfolio [1]	Amount	Percent of Portfolio [1]
	(in thousands, except percentages)
Commercial-leases	$1,302	3.3%	$2,197	4.9%
Commercial-loans	1,809	16.3%	2,711	14.9%
Real estate-construction	3,823	20.3%	998	22.5%
Real estate-mortgage	5,421	53.9%	3,753	50.6%
Consumer	950	6.2%	924	7.1%
Unallocated	30	-	52	-
Total	$13,335	100.0%	$10,635	100.0%
1 Represents the percentage of loans in each category to total loans

We believe that the allowance for loan and lease losses at September 30, 2008 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.  The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan pool.  See “Provision for Loan and Lease Losses” for a description of our methodology for determining the adequacy of the allowance for loan and lease losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets.  We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.

	September 30, 2008	December 31, 2007	September 30, 2007
	(in thousands, except percentages)
Nonaccrual loans	$8,773	$3,372	$1,687
Loans past due 90 days and still accruing	2,250	2,289	585
Total nonperforming loans	$11,023	$5,661	$2,272

Other real estate owned	$5,561	$2,452	$2,646
Repossessed assets	1,293	1,834	2,489
Nonaccrual loans	8,773	3,372	1,687
Total nonperforming assets	$15,627	$7,658	$6,822

Nonperforming loans as a percentage of total loans	1.08%	0.59%	0.24%
Nonperforming assets as a percentage of total assets	1.22%	0.63%	0.57%
Nonperforming assets + loans 90 days past due to total assets	1.39%	0.82%	0.62%

Index

Nonaccrual loans totaled $8.8 million at September 30, 2008, $3.4 million at December 31, 2007 and $1.7 million at September 30, 2007. The nonaccrual loans at September 30, 2008 included $4.2 million in construction and development loans, $1.5 million in commercial leases, $1.2 million in commercial and industrial loans, $928 thousand in residential real estate loans and $937 thousand aggregately in other loan categories.

Loans 90 days past due and still accruing were $2.3 million at September 30, 2008 compared to $2.3 million at December 31, 2007 and $585 thousand at September 30, 2007. Of these past due loans at September 30, 2008, $879 thousand were residential real estate loans, $561 thousand were commercial and industrial loans, $430 thousand were commercial leases and the remaining $380 thousand were construction and development loans, as well as consumer loans.

At September 30, 2008, we owned other real estate in the amount of $5.6 million, which consisted of $3.4 million in construction and land development property, $1.4 million in residential real estate and $782 thousand in nonfarm/nonresidential property.  All of these properties have been written down to their respective fair values.

At September 30, 2008, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.3 million compared to $1.8 million at December 31, 2007 and $2.5 million at September 30, 2007.

Nonperforming assets for the third quarter of 2007 were $15.6 million compared to $7.7 million at December 31, 2007 and $6.8 million at September 30, 2007.

Our asset quality ratios remain favorable compared to our peer group.  Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets.  The following table provides our asset quality ratios as of September 30, 2008 and our UBPR peer group ratios as of June 30, 2008, which is the latest available information.

Nonperforming Asset Ratios

	First Security	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	1.08%	1.73%
Nonperforming loans[1] as a percentage of the allowance	82.66%	125.29%
Nonperforming loans[1] as a percentage of equity capital	7.42%	13.22%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	1.62%	2.05%

1Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

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

Available-for-sale securities totaled $134.4 million at September 30, 2008, $131.8 million at December 31, 2007 and $126.9 million at September 30, 2007.  We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio.  At September 30, 2008, the available-for-sale securities portfolio had unrealized net gains of approximately $356 thousand, net of tax.  All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at September 30, 2008 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued real estate mortgage investment conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

Index

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of AFS Investment Securities – Amortized Cost

	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years
	(in thousands, except percentages)
Municipal-tax exempt	$827	$10,013	$25,351	$6,475
Agency bonds	-	6,500	2,000	-
Agency issued REMICs	1,532	28,324	-	-
Agency issued pools	166	22,194	18,811	5,523
Asset backed & CMOs	-	6,036	-	-
Other	-	61	69	-
Total	$2,525	$73,128	$46,231	$11,998
Tax Equivalent Yield	5.14%	5.02%	5.60%	5.83%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity.  However, should conditions change, we may sell unpledged securities.  We consider the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets, except for three bonds.  One is a $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee.  The other two bonds are trust preferred debt securities with an amortized cost of $130 thousand.  In addition, the current national liquidity crisis has reduced the market activity for private label CMOs.  For all of these currently non-liquid investments, we have the ability and intent to hold until maturity.

As of September 30, 2008, we owned debt securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the third quarter ended 2008, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$36,024	$36,044
FHLMC*	$39,783	$40,133

* Federal Home Loan Mortgage Corporation

At September 30, 2008 and 2007 and December 31, 2007, we did not hold federal funds sold.

As of September 30, 2008, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At September 30, 2008, we held $23.8 million in bank owned life insurance compared to $23.1 million at December 31, 2007 and $22.9 million at September 30, 2007.

Index

Deposits and Other Borrowings

As of September 30, 2008, deposits increased by 8.2% (10.9% annualized) from December 31, 2007 and by 3.8% from September 30, 2007.  Excluding the changes in brokered deposits, our deposits decreased by 1.4% (1.8% annualized) from December 31, 2007 and 3.5% from September 30, 2007.  In the first nine months of 2008, the growth sectors of our core deposit base were noninterest bearing demand deposits and savings/money market accounts which grew 1.8% (2.4% annualized) and 1.0% (1.3% annualized), respectively.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000.  We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenant to our business strategy.  We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding.  For this reason, we opened two de novo branches in 2007 and plan to open one additional location in Hixson, Tennessee in early 2009.  Additional de novo branch locations may be identified during for the remainder of the year.  As a result of our branch network and branches opened in recent periods, we anticipate that our deposits will increase during the remainder of 2008 and in 2009.

Brokered deposits include both brokered certificates of deposits, brokered money market and brokered NOW accounts.  Brokered certificates of deposit increased $77.1 million from December 31, 2007 and $57.7 million from September 30, 2007 to $140.8 million as of September 30, 2008.  Our brokered certificates of deposit outstanding had a weighted average remaining life of approximately 12 months, a weighted average coupon rate of 3.46% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.72%.  Brokered money market and NOW accounts totaled $8.2 million as of September 30, 2008 and are associated with a new deposit product that we began offering in the third quarter of 2008.  We have increased our brokered deposits to reduce our overnight borrowing position with the goal of maintaining a cash neutral position.  This change in funding strategy was initiated to address the increased liquidity and credit market risks associated with overnight borrowings in the current economic environment, as well as to shift to longer term liabilities.

Federal funds purchased were $5.7 million, $28.8 million and zero as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively.  Securities sold under agreements to repurchase with commercial checking customers were $34.9 million as of September 30, 2008 compared to $23.5 million and $31.7 million as of December 31, 2007 and September 30, 2007, respectively.  In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012.  The agreement provides for a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term, and is callable at the first anniversary and quarterly thereafter.

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

Index

The following table details the maturities and rates of our borrowings as of September 30, 2008.

Maturity Year	Origination Date		Type	Principal	Original Term	Rate	Maturity
2008	9/30/2008		FHLB overnight advance	$90,000,000	Overnight	2.00%	10/1/2008
2008	9/30/2008		Federal funds purchased	5,660,000	Overnight	2.00%	10/1/2008
2009	1/26/2005	*	FHLB fixed rate advance	2,667,000	48 months	4.11%	1/26/2009
2011	6/18/1996	*	FHLB fixed rate advance	1,186	180 months	7.70%	7/1/2011
2011	9/16/1996	*	FHLB fixed rate advance	2,294	180 months	7.50%	10/1/2011
2012	9/9/1997	*	FHLB fixed rate advance	3,102	180 months	7.05%	10/1/2012
2015	1/5/1995		Fixed rate mortgage note	106,614	240 months	7.50%	1/5/2015

Aggregate composite rate	2.06%
Overnight rate	2.00%
48 month composite rate	4.11%
180 month composite rate	7.32%
240 month composite rate	7.50%

* Assumed as part of the acquisition of Jackson Bank.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs.  Our cash balance on deposit with FSGBank, which totaled approximately $1.0 million as of September 30, 2008, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At September 30, 2008, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 11.3% (excluding anticipated loan repayments).  As of December 31, 2007 and September 30, 2007, the liquidity ratios were 13.0% and 13.4% respectively.

As of September 30, 2008, the unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) for FSGBank at FHLB was $42.6 million.  FHLB maintains standards for loan collateral files.  Therefore, our borrowing capacity may be restricted if our collateral files have exceptions.

FSGBank also had unsecured federal funds lines in the aggregate amount of $78.0 million at September 30, 2008 under which it can borrow funds to meet short-term liquidity needs.   The available amount of the federal funds lines was $72.3 million as of September 30, 2008.  Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights).  As of quarter-end, we had $9.5 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements, treasury tax and loan deposits and public-fund deposits attained in the ordinary course of business.  Unpledged investment securities at September 30, 2008 totaled $69.2 million.  As of September 30, 2008, FSGBank had $149.0 million in brokered deposits outstanding as a wholesale source of funding.  Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable.  We believe that FSGBank’s liquidity sources are adequate to meet its operating needs.

Index

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $310.1 million at September 30, 2008.  The following table illustrates our significant contractual obligations at September 30, 2008 by future payment period.

Contractual Obligations

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$610,975	$488,761	$111,779	$10,435	$-
Federal funds purchased and securities sold under agreements to repurchase	(2)	50,571	40,571	-	10,000	-
FHLB borrowings	(3)	92,673	92,667	-	6	-
Operating lease obligations	(4)	4,555	971	1,528	551	1,505
Note payable	(5)	107	14	31	35	27
Total		$758,881	$622,984	$113,338	$21,027	$1,532

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

Net cash provided by operations during the first nine months of 2008 totaled $7.7 million compared to $17.2 million for the same period in 2007.  The decrease is primarily due to a decrease in other liabilities and a lower net income offset primarily by higher provision expense.  Net cash used in investing activities increased to $77.0 million compared to $68.4 million primarily due to the $27.0 million sale of securities in 2007 and the increases in purchases of securities in 2008.  Net cash provided by financing activities increased to $68.7 million compared to $55.2 million in 2007.  The increase is primarily due to growth in deposits.

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

Our derivatives are based on underlying risks, primarily interest rates.  We utilize cash flow swaps to reduce the risks associated with interest rates.  The active swaps provide fixed payments at a rate of 7.72% on $50 million notional value of Prime-based variable-rate loans in exchange for the variable-rate payments.  As of September 30, 2008, the swaps provide 272 basis points of additional income on $50 million of variable-rate loans, based on a Prime rate of 5.00%, and an additional 100 basis points, or 372 basis points, of additional income including the October 2008 rate reductions.

Index

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

The following are the cash flow hedges as of September 30, 2008:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income	Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Interest Rate swap	$25,000	$1,960	$-	$1,294	October 15, 2012
Interest Rate swap	25,000	1,960	-	1,293	October 15, 2012
Forward contracts	5,982	44	14	19	Various
	$55,982	$3,964	$14	$2,606

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$37	June 28, 2009
Interest Rate swap	25,000	-	-	130	June 28, 2010
Interest Rate swap	25,000	-	-	196	June 28, 2011
Interest Rate swap	12,000	-	-	20	June 28, 2009
Interest Rate swap	14,000	-	-	53	June 28, 2010
Interest Rate swap	20,000	-	-	148	June 28, 2011
Interest Rate swap	35,000	-	-	312	June 28, 2012
	$150,000	$-	$-	$896

[1] The $896 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2008, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

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

As of October 14, 2008, the Company was collateralized in excess of 120% of the fair value of the active swap as of September 30, 2008.  The value of the swap and collateral is being priced and adjusted on a weekly basis.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2008 and 2007 was as follows:

	As of September 30,
	2008	2007
	(in thousands)
Commitments to Extend Credit	$291,119	$305,215
Standby Letters of Credit	$18,987	$16,895

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

September 30, 2008	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%	4.0%	10.3%	9.8%
Total capital to risk adjusted assets	10.0%	8.0%	11.5%	11.0%
Leverage ratio	5.0%	4.0%	9.2%	8.8%

December 31, 2007
Tier I capital to risk adjusted assets	6.0%	4.0%	10.8%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.8%	11.3%
Leverage ratio	5.0%	4.0%	9.7%	9.2%

September 30, 2007
Tier I capital to risk adjusted assets	6.0%	4.0%	11.2%	11.0%
Total capital to risk adjusted assets	10.0%	8.0%	12.2%	12.1%
Leverage ratio	5.0%	4.0%	10.2%	10.0%

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.  In the first nine months of 2008, we paid three cash dividends of $0.05 per share, or $2.5 million in total.  On October 22, 2008, the Board of Directors declared the fourth quarter cash dividend of $0.05 per share payable on December 16, 2008 to shareholders of record on December 1, 2008.

Index

On November 28, 2007, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  As of April 21, 2008, we suspended this repurchase plan.  As of the suspension date, we have repurchased 358 thousand shares at a weighted average price of $7.82.

On July 23, 2008, our Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company shares in open market transactions.  The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan.  As of September 30, 2008, the plan had purchased 63 thousand shares at a weighted average price of $7.76.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.  This FSP provides clarification guidance on the valuing securities in markets that are not active, including the use of internal cash flow and discount rate assumptions and the use of broker quotes.  It also reaffirms the notion of fair value as an exit price as of the measurement date.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.  We have incorporated this guidance into the valuations as of September 30, 2008.

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

Index

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  We early adopted SFAS 159 effective January 1, 2007.  Note 9 of our consolidated financial statements provides further information.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  We adopted SFAS 157 on April 15, 2007 with the effective date of January 1, 2007.  The adoption resulted in the additional disclosures presented in Note 8 of our consolidated financial statements.

Index

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48).  The Interpretation provides guidance for recognition and measurement of uncertain tax positions that are “more likely than not” of being sustained upon audit, based on the technical merits of the position.   FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The effective date is for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption did not have a material impact on our consolidated financial statements.  Note 7 of our consolidated financial statements provides further information.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of September 30, 2008, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $3.3 million, or 9.7%, as a result of a 200 basis point decline in rates. The model also predicts a $2.6 million increase in net interest income, or 7.5%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of September 30, 2008. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Index

Interest Rate Risk
Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Net interest income	$31,285	$34,627	$37,221
$ change net interest income	(3,342)	-	2,594
% change net interest income	(9.65)%	0.00%	7.49%

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

Index

There have been no significant changes in our internal control over financial reporting during out third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 28, 2007, our Board of Directors authorized a plan to buy back up to 500,000 shares of our common stock in open market transactions.  On April 21, 2008, this repurchase program was suspended.  As of the suspension date, we have repurchased 358 thousand shares at a weighted average price of $7.82.

On July 23, 2008, our Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company shares in open market transactions.  The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan.  As of September 30, 2008, the plan had purchased 63 thousand shares at a weighted average price of $7.76 for a total cost basis of $485 thousand.

Period of Time	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	-	$-	-	N/A [1]
August 1, 2008 – August 31, 2008	17,600	$7.60	17,600	N/A [1]
September 1, 2008 – September 30, 2008	44,921	$7.82	44,921	N/A [1]
	62,521		62,521
[1] The 401(k) and ESOP plan may purchase an unspecified number of shares up to a purchase cost of $10.0 million, of which $9.5 million is still available as of September 30, 2008.

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

FIRST SECURITY GROUP, INC. (Registrant)

November 7, 2008	/s/ Rodger B. Holley
Rodger B. Holley
Chairman & Chief Executive Officer

November 7, 2008	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President