Form 10-K
period 2008-12-31
FIRST SECURITY GROUP INC/TN
filed 2009-03-13
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2008, was approximately $84.2 million, based on the registrant’s closing sales price as reported on the NASDAQ Global Select Market. There were 16,419,883 shares of the registrant’s common stock outstanding as of March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held June 3, 2009	Part III

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism;

•	changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	the monetary and fiscal policies of the U.S. government, as well as legislative and regulatory changes;

•	our participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (EESA) and the American Recovery and Reinvestment Act (ARRA), including, without limitation, the Troubled Asset Relief Program, the Capital Purchase Program, the Capital Assistance Program and the Temporary Liquidity Guarantee Program and the impact of such programs and related regulations on us and on international, national, and local economic and financial markets and conditions;

•	the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of us and other participating financial institutions, including the impact of the executive compensation limits of these acts, which may impact our ability to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•	the impact of certain provisions of the EESA and ARRA and related rules and regulations on the attractiveness of governmental programs to mitigate the effects of the current economic downturn, including the risks that certain financial institutions may elect not to participate in such programs, thereby decreasing the effectiveness of such programs;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	interest rate and credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the internet;

•	the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of reserves for possible loan losses.

ii

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 18.

iii

PART I

Item 1.	Business

Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (FSGBank).

BUSINESS

First Security Group, Inc.

We are a bank holding company headquartered in Chattanooga, Tennessee. We currently (as of the Form 10-K filing date) operate 38 full service banking offices and two loan and lease production offices through our wholly-owned bank subsidiary, FSGBank. We serve the banking and financial needs of various communities in eastern and middle Tennessee and northern Georgia.

Through FSGBank, we offer a range of lending services that are primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized businesses, as well as to consumers for a variety of purposes. Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We actively pursue business relationships by utilizing the business contacts of our Board of Directors, senior management and local bankers, thereby capitalizing on our knowledge of the local marketplace.

First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of December 31, 2008, we had total assets of approximately $1.3 billion, total deposits of approximately $1.1 million and shareholders’ equity of approximately $144.2 million.

FSGBank, National Association

FSGBank currently operates 38 full-service banking-offices and two loan and lease production offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (OCC). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor. FSGBank also provides trust and investment management, mortgage banking, financial planning and electronic banking services, such as Internet banking (www.FSGBank.com), online bill payment, cash management, ACH originations, and remote deposit capture, as well as equipment leasing through its wholly owned subsidiaries, Kenesaw Leasing and J&S Leasing.

FSGBank is the successor to our three previous banks: Dalton Whitfield Bank (organized in 1999), Frontier Bank (acquired in 2000) and First State Bank (acquired in 2002). From December 31, 2003 to December 31, 2008, our business model has produced strong results through a combination of internal growth and acquisitions. Specifically, we have:

•	increased our total consolidated assets from $644.8 million to $1.3 billion;

•	increased our total consolidated deposits from $540.3 million to $1.1 billion;

•	increased our total consolidated loans from $478.0 million to $1.0 billion; and

•	expanded our branch network from 24 branches to 39 branches.

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

FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati (FHLB). FSGBank’s deposits are insured by the FDIC. FSGBank operates 31 full-service banking offices in eastern and middle Tennessee and seven offices in northern Georgia. Additionally, FSGBank operates two loan and lease production offices in Tennessee.

Business Strategy

We target both consumers and small to medium-sized businesses in our markets and have developed a decentralized strategy that focuses on providing superior customer service through our employees who are relationship-oriented and committed to their respective communities. Through this strategy we intend to grow our business, expand our customer base and improve profitability. The key elements of our current strategy are:

Grow Along Interstate Corridors in Eastern and Middle Tennessee and Northern Georgia. We seek to increase our presence in our primary markets along the Interstate 75 and 40 corridors as well as to extend into other interstate corridors in eastern and middle Tennessee and northern Georgia through selective acquisitions and the opening of new branches in attractive locations. In 2009, we expect to continue to leverage our existing bank branches, open a de novo branch in Hixson (Chattanooga), Tennessee and, recognizing the limitations imposed by the current economic climate, pursue strategic acquisitions.

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

We intend to continue our growth strategy through organic growth and, recognizing the limitations imposed by the current economy, strategic acquisitions. We believe that many opportunities remain in our market area to expand, and we intend to be in a position to acquire additional market share, whether via acquisitions or de novo branches with the right local management. With thorough diligence and risk evaluation, we will work to identify targets that assist us in achieving strategic and/or financial targets. Although the interstate corridors are our primary focus, we may consider acquiring banking operations outside of the corridors if attractive opportunities arise as we continuously evaluate acquisition opportunities.

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

We offer personalized and flexible banking services to the communities in our market area and are able to react quickly to changes in those communities, in part by maintaining local advisory boards. We give our local markets control over their respective core deposit and commercial loan rates. While emphasizing standards to encourage efficiency, control is decentralized to permit rapid adjustments to community changes. We also offer products tailored to the specific needs of our communities.

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

Our loan portfolio mix reflects our market opportunities, and presents a strong mix of loans. As of December 31, 2008, our largest category of loans, 1-4 family residential, represented only 29.3% of our loan portfolio. Commercial real estate represented 23.2%, of which 57.7% were owner-occupied, while construction and development loans represented 19.2% of the loan portfolio. The balance of the portfolio consists of commercial and industrial loans, consumer loans, commercial leases and multi-family loans. Our construction and development loan portfolio is similarly diverse, evenly divided between commercial construction, residential construction and residential acquisition and development, and with our top ten construction and development loan relationships only representing 22.4% of our construction and development loans outstanding at December 31, 2008.

Enhance Asset Quality Controls. We consider asset quality to be of primary importance and have taken measures to enhance our asset quality controls. Over the past several years, we have improved our commercial underwriting standards, developed a detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate management practices, improved consumer portfolio risk based pricing and standardized underwriting, and developed a more comprehensive analysis of our allowance for loan and lease losses. Our loan review process targets 60% to 70% of our portfolio for review over an eighteen month cycle. More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

We believe the effect of these activities is reflected in nearly all of our asset quality measures compared to our peer group, as defined by the Uniform Bank Performance Report as of December 31, 2008. At December 31, 2008, net charge-offs as a percentage of average loans was 0.93% and 0.74% for us and our peer group, respectively. The ratio of nonaccrual loans plus loans 90 days past due to gross loans was 2.09% and 2.50% for us and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 121.71% and 149.95% for us and our peer group, respectively. At December 31, 2008, the reserves as a percentage of total loans was 1.72% and 1.56% for us and our peer group, respectively. We believe we have been more aggressive in recognizing our charge-offs, leaving a stronger portfolio while maintaining a higher reserve ratio than our peer group.

Strengthen Capital and Liquidity. In light of the economic recession, we have focused our efforts on strengthening our capital ratios by participating in the U.S. Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program (TARP CPP). In exchange for a $33 million investment on January 9, 2009, we agreed to issue and sell and the Treasury agreed to purchase (i) 33,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 823,627 shares of our common stock, $0.01 par value, at an exercise price of $6.01 per share. The investment was made as part of the TARP CPP pursuant to a standard-terms Letter Agreement and a Securities Purchase Agreement. The preferred stock annual yield is 5.0% to the Treasury during the initial five year term and 9% thereafter. We paid our first preferred stock dividend payment totaling $165 thousand to the Treasury on February 17, 2009.

Our Tier 1 capital to risk adjusted assets, total capital to risk adjusted assets and leverage ratio were 9.9%, 11.1% and 8.7%, respectively as of December 31, 2008 compared to 10.8%, 11.8% and 9.7%, respectively as of December 31, 2007. Our capital ratios exceed the minimum capital ratios for well capitalized institutions for each respective period. By participating in the TARP CPP, our capital ratios were improved by approximately 250 basis points from the year-end 2008 levels.

In addition to enhancing our stockholders’ equity, participating in the TARP CPP strengthens our liquidity and improves our ability to make and renew loans to qualified borrowers. Other means of improving our liquidity include a focus on organic core deposit growth and the continued development of existing and new alternative funding sources. We are reducing the level of pledged liquid assets as collateral on sources of funding, and refining our contingency funding plan. We use treasury management products and deposit promotions to support core deposit growth. The Certificate of Deposit Account Registry Service (CDARS®), brokered money market account programs, new correspondent relationships, and the Federal Reserve Bank’s discount window will help to provide additional liquidity through alternative means. Our new cash management sweep product, as well as CDARS®, will reduce our need to pledge collateral over time by either (1) transitioning customers to a product that does not require collateral or (2) insuring customer balances by placing them with other institutions. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

Market Area and Competition

We currently conduct business principally through 38 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available on the FDIC website as of June 30, 2008, FSGBank’s total deposits ranked 6th among financial institutions in our market area, representing approximately 4.4% of the total deposits in our market area.

The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2008.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	2	$13	$1,476	10	0.9%
Hamilton County	8	283	5,648	5	5.0%
Jackson County	3	73	125	1	58.0%
Jefferson County	2	97	540	2	18.0%
Knox County	3	63	7,635	11	0.8%
Loudon County	2	36	747	6	4.9%
McMinn County	1	24	841	9	2.8%
Monroe County	5	69	597	5	11.5%
Putnam County	3	79	1,371	6	5.7%
Union County	2	46	124	2	36.9%
Georgia
Catoosa County	1	4	915	9	0.4%
Whitfield County	7	169	1,602	3	10.6%

FSGBank	39	$956	$21,621	6	4.4%

On February 28, 2009, we closed one branch in Whitfield County.

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

Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 69 different commercial or savings institutions.

Virtually every type of competitor for business of the type served by our bank has offices in Atlanta, Georgia, approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, our largest competitors include First Tennessee, SunTrust, Regions, BB&T and Wells Fargo. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank and as having greater personal service, community involvement and ability to make credit and other business decisions quickly and locally.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2008 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(dollar amounts in thousands)
Commercial—leases	$30,873	3.1%
Commercial—loans	157,906	15.6%
Real estate—construction	194,603	19.2%
Real estate—mortgage	565,357	55.9%
Consumer	58,296	5.8%
Other	4,549	0.4%

Total	$1,011,584	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit to extend approximately $278.0 million and $21.9 million, respectively, in credit as of December 31, 2008. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2008, our contractual obligations to extend credit were comprised as follow:

Type	Dollar Amount	Percentage of Contractual Obligations
	(dollar amounts in thousands)
Commercial—leases	$—	—
Commercial—loans	133,290	48.0%
Real estate—construction	46,728	16.8%
Real estate—mortgage	80,281	28.9%
Consumer	17,060	6.1%
Other	652	0.2%

Total	$278,011	100.0%

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

Real Estate—Mortgage. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the business located in the owner-occupied building provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 10 to 20-year period with balloon payments due at the end of one to five years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market.

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

Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans among our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier 1 capital. At December 31, 2008, our legal lending limit was approximately $15.6 million. In addition, we have established a “house” limit of $10 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

Concentrations. The retail nature of our commercial banking operations allows for diversification of depositors and borrowers, and we believe that our business does not depend upon a single or a few customers. We also do not believe that our credits are concentrated within a single industry or group of related industries.

We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2008, we had approximately $460.1 million of interest-only loans, which primarily consist of construction and land development loans (34.2%), commercial and industrial loans (23.0%), home equity loans (18.7%) and commercial real estate loans (5.7%). The loans have an average maturity of approximately 18 months or less, with the exception of home equity lines-of-credit which have an average maturity of approximately seven years. The interest-only loans are fully underwritten and within our lending policies.

We do not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. We have also chosen to obtain a portion of our deposits from outside our market through brokered deposits. Our brokered deposits represented 23.9% of total deposits as of December 31, 2008. Other sources of funding include advances from the FHLB, subordinated debt and other borrowings. These other sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us.

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

Securities

After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in federal funds with our correspondent banks. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, market illiquidity, maturity and concentration.

Seasonality and Cycles

Although we do not consider our commercial banking business to be seasonal, our mortgage banking business is somewhat seasonal, with the volume of home financings, in particular, being lower during the winter months. Additionally, the Dalton, Georgia economy is seasonal and cyclical as a result of its dependence upon the carpet industry and changes in construction of residential and commercial establishments. While the Dalton, Georgia economy is dominated by the carpet and carpet-related industries, we do not have any one customer from whom more than 10% of our revenues are derived. However, we have multiple customers, commercial and retail, that are directly or indirectly affected by, or are engaged in businesses related to the carpet industry that, in the aggregate, have historically provided greater than 10% of our revenues.

Employees

On December 31, 2008, we had 340 full-time employees and 32 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or management or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks, as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

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

A “well-capitalized” bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.

An “adequately-capitalized” bank meets the minimum level for each relevant capital requirement, including a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 4%, and a tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing, or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC. In addition, an adequately capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

FDIC Insurance Assessments. The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15% and 1.50% of all insured deposits.

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

For 2008, assessments ranged from 5 to 43 cents per $100 of deposits, depending on the institution’s risk category. Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits. Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively. Because the Deposit Insurance Fund reserve fell below 1.15% as of June 30, 2008, and was expected to remain below 1.15%, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15% within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments. As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits. Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system. Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits. Risk Categories II, III, and IV will have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively. These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits. As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits. Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter. Sheila Bair, the Chairman of the FDIC, has subsequently indicated that the FDIC may reduce the initial special assessment to 10 basis points.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (TLGP). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program: Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of

180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Bank did not opt-out of the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009. For the eligible noninterest bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (ALLL) represents one of the most significant estimates in our financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Our estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis—Critical Accounting Policies.”

Commercial Real Estate Lending. Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (CRE) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

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

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of currently on active duty with the United States military;

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository institution subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008 our ratio of total capital to risk-weighted assets was 11.1% and our ratio of Tier 1 Capital to risk-weighted assets was 9.9%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, our leverage ratio was 8.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

When First Security received a capital investment from the United States Department of the Treasury under the TARP CPP on January 9, 2009, we became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.

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

Limitations on Senior Executive Compensation

Because First Security received a capital investment from the United States Department of the Treasury under the TARP CPP on January 9, 2009, we are subject to executive compensation limitations. For example, First Security must:

•	ensure that senior executive incentive compensation packages do not encourage excessive risk;

•	subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	prohibit any golden parachute payments to senior executive officers; and

•	agree not to deduct more than $500,000 for a senior executive officer’s compensation.

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

Recent negative developments in the financial industry, and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

A prolonged economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

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

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2008, approximately 75.1% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2008, our non-performing assets had increased to $27.3 million, or 2.7%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

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

Additionally, the continued decline in the homebuilding industry has negatively affected the Dalton, Georgia economy, which is primarily based on the carpet industry. A continued decline may lead to additional unemployment, which may lead to increased delinquencies and nonperforming assets.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2008, approximately 75.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2008, approximately $194.6 million, or 19.2%, of our total loan portfolio represented construction and land development loans. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase substantially in 2009, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Weakness in residential property values and mortgage loan markets could adversely affect us.

Recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Pricing may change, rapidly impacting the value of loans in our portfolio. This has been most pronounced in residential construction and development loans. The turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and by decreasing the value of the collateral for our mortgage loans. We also have a significant amount of loans on one-to-four family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and geographically dispersed throughout our market area. Losses on the residential loan portfolio depend to large degree on the level of interest rates, the unemployment rate, economic conditions, and collateral values, and are therefore difficult to predict.

Additionally, we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could harm our liquidity, results of operations, and financial condition. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. Our whole loan sale agreements sometimes require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans in the event of early payment default of the borrower on a mortgage loan. While we have taken steps to enhance our underwriting policies and procedures, these steps might not be effective and might not lessen the risks associated with loans sold in the past. If repurchase demands increase, our liquidity, results of operations, and financial condition could be adversely affected.

The amount of “other real estate owned” (OREO) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2007, we had a total of $2.5 million of OREO, and at December 31, 2008, we had a total of $7.1 million of OREO, reflecting a $4.7 million increase, or 191.4%, from 2007 to 2008. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2009. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses during 2008, and may result in additional loan losses and loss provisions for 2009. These factors could result in further increases in loan loss provisions, and additional delinquencies, charge-offs, or both in future periods, any of which may adversely affect our financial condition and results of operations. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and additional increases to our allowance for loan and lease losses.

In addition, deterioration of the U.S. economy may adversely impact our banking business more generally. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Additionally, our servicing costs, collection costs, and credit losses may also increase in periods of economic slowdown or recessions. Effects of the current real estate slowdown have not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others, and the current recession has negatively impacted businesses of all types. All of these affected businesses have banking relationships, and when their businesses suffer from an economic slowdown or recession, the banking relationship suffers as well.

Changes in the interest rate environment could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in the Federal Reserve Boards’ fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2009, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

At December 31, 2008 we were in an asset-sensitive position, which generally means that changes in interest rates affect our interest earned on assets quicker than our interest paid for liabilities because the rates earned on our assets reset sooner than rates paid on our liabilities. Accordingly, we anticipate that interest rate decreases by the Federal Reserve throughout 2008 will continue to have a negative effect on our interest income over the short term until the interest rates paid on our liabilities reset.

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

Negative publicity about financial institutions, generally, or about the Company or Bank, specifically, could damage the Company’s reputation and adversely impact its business operations and financial results.

Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or the Company or Bank, specifically, in any number of activities, including leasing practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.

If we are unable to increase our share of deposits in our market, we may accept out of market brokered deposits, the costs of which may be higher than expected.

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market brokered deposits. As of December 31, 2008, we had approximately $257.1 million in out of market deposits, including brokered deposits, which represented approximately 23.9% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

Changes in monetary policies may have an adverse effect on our business.

Credit policies of monetary authorities, particularly the Federal Reserve Board, affect our results of operations. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessment are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%. The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance. The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which will be owed on June 30, 2009. Beginning on April 1, 2009, the FDIC will modify the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which will be owed on September 30, 2009. In addition, the FDIC has adopted an interim rule to impose an emergency special assessment of 20 basis points as of June 30, 2009, which will be owed on September 30, 2009. The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter. Sheila Bair, the chairman of the FDIC, has subsequently indicated that the FDIC may reduce the initial special assessment to 10 basis points.

If the FDIC imposes additional emergency assessments, or otherwise further increases assessment rates, our earnings could be further adversely impacted.

Our long-term business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Over the long-term, we intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

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

Adverse market conditions and future losses may require us to raise additional capital in the future to support our operations, but that capital may not be available when it is needed or could be dilutive to existing shareholders, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources following this offering will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. If we need to raise capital, there is no guarantee that we will be able to borrow funds or successfully raise capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank.

In addition, because we have participated in the United States Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program (TARP CPP), our ability to pay dividends on common stock is further limited. Specifically, we may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of dividends on common stock, which potentially limits your opportunity for gain on your investment.

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

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters teamwork and increased productivity. As our organization grows and we are required to implement more complex organization management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

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

Our ability to attract and retain the best key employees may be limited by the restrictions that we must place on the compensation of those employees due to our participation in the United States Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program.

Participants in the TARP CPP must set specified limits on the compensation to certain senior executive officers. The limitations, which include a prohibition on any “golden parachute” payments and a “clawback” of any bonus that was based on materially inaccurate financial data or other performance metric, could limit our ability to attract and retain the best executive officers because other competing employers may not be subject to these limitations.

The United States Department of the Treasury, as a holder of our preferred stock, has rights that are senior to those of our common stockholders.

We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the TARP CPP. On January 9, 2009, we issued preferred stock to the Treasury under the TARP CPP totaling $33 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common stockholders.

Our agreement with the United States Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

Under the TARP CPP, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law. We cannot predict the effects of any of these changes and of the associated amendments.

The Emergency Economic Stabilization Act of 2008 or other governmental actions may not stabilize the financial services industry.

The Emergency Economic Stabilization Act of 2008 (EESA), which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs are being developed and implemented under EESA. The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

In addition to EESA, a variety of legislative, regulatory, and other proposals have been discussed or may be introduced in an effort to address the financial crisis. Depending on the scope of such proposals, if they are adopted and applied to the Company, our financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to our business.

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

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

The Bank provides its customers with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its clients involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

Item 1B.	Unresolved Staff Comments

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

Item 2.	Properties

During 2008, we conducted our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch

1237 Cleveland Road Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch

761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch

1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch

4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch

817 Broad Street Chattanooga, Hamilton County, Tennessee	June 26, 2000	Leased	4,050	Branch

835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch

4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch

820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch

2709 Chattanooga Road, Suite 5 Rocky Face, Whitfield County, Georgia	June 4, 2001	Leased	2,400	Branch

1409 Cowart Street Chattanooga, Hamilton County, Tennessee	October 22, 2001	Building Owned Land Leased	1,000	Branch

9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch

2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch

216 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Leased	2,000	Branch

2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch

715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch

2270 Highway 72 N Loudon, Loudon County, Tennessee	June 30, 2003	Owned	1,860	Branch

35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch

167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch

705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch

301 North Main Street Sweetwater, Monroe County, Tennessee	December 4, 2003	Owned	4,650	Branch

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch

405 Highway 165 Tellico Plains, Monroe County, Tennessee	December 4, 2003	Owned	3,565	Branch

155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch

4215 Highway 411 Madisonville, Monroe County, Tennessee	March 15, 2004	Owned	472	Branch

1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch

307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch

1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing

1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch

307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch

6766 Granville Highway Granville, Jackson County, Tennessee	August 31, 2005	Owned	2,880	Branch

3261 Jennings Creek Highway Whitleyville, Jackson County, Tennessee	August 31, 2005	Building Owned Land Leased	1,368	Branch

340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch

376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch

301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch

3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch

531 Broad Street Chattanooga, Hamilton County, Tennessee	December 11, 2006	Owned	39,700	Branch & Headquarters

614 West Main Street Algood, Putnam County, Tennessee	April 10, 2007	Owned	1,936	Branch

52 Mouse Creek Road Cleveland, Bradley County, Tennessee	May 14, 2007	Owned	1,256	Branch

8620 Asheville Highway Knoxville, Knox County, Tennessee	January 8, 2008	Leased	950	Loan

As of December 31, 2008, we owned one additional plot of land. The vacant lot is located at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). The lot is currently available for sale. We originally purchased, or a predecessor institution purchased, this site for bank purposes.

We purchased land located at 5188 Highway 153, Hixson, Hamilton County, Tennessee, during 2008 for a de novo branch. We anticipate opening in the second quarter of 2009.

We ceased operations at 2424 Roswell Road, Suite 6A, Marietta, Cobb County, Georgia, in August 2008. We are still leasing the office and plan to reopen when market conditions improve.

We closed the branch located at 1249 Murray Avenue, Dalton, Whitfield County, Georgia on February 28, 2009.

We are not aware of any environmental problems with the properties that we own or lease that would be material, either individually, or in the aggregate, to our operations or financial condition.

Item 3.	Legal Proceedings

While we are from time to time a party to various legal proceedings arising in the ordinary course of our business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against us that will, individually or in the aggregate, have a material adverse effect on our business or consolidated financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a special meeting of shareholders on December 18, 2008 to approve and adopt an amendment to the Articles of Incorporation of First Security authorizing a class of 10,000,000 shares of preferred stock, no par value. The proposal passed with 9,494,547 votes in favor, 935,144 votes against and 17,317 abstentions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since August 10, 2005, our common stock has been traded on the Nasdaq Global Select Market under the symbol FSGI. On March 6, 2009, there were 1,183 registered holders of record of our common stock. The high and low prices per share were as follows:

Quarter	High	Low	Dividend
2008
4th Quarter	$7.94	$4.37	$0.05
3rd Quarter	7.95	5.94	0.05
2nd Quarter	9.70	5.57	0.05
1st Quarter	9.25	7.06	0.05

2007
4th Quarter	$10.43	$8.13	$0.05
3rd Quarter	11.06	9.75	0.05
2nd Quarter	11.74	10.30	0.05
1st Quarter	12.25	10.65	0.05

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

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. Currently, an aggregate of approximately $2.0 million plus year-to-date 2009 FSGBank earnings is available for payment of dividends by FSGBank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of FSGBank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

On November 28, 2007, our Board of Directors authorized a plan to repurchase up to 500,000 shares of our common stock in open market transactions, with the specific timing and amount of repurchases based on market conditions, securities law limitations, and other factors. All repurchases are made with our cash resources, and may be suspended or discontinued at any time without prior notice. On April 21, 2008, this repurchase program was suspended. As of the suspension date, we had repurchased 358 thousand shares at a weighted average price of $7.82.

On July 23, 2008, our Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan). The purpose of the loan is to purchase Company shares in open market transactions. The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan. As of December 31, 2008, the plan had purchased 451,876 shares at a weighted average price of $6.71. The purchase program may be suspended or discontinued at any time without prior notice.

The following table presents information regarding purchases by First Security and the affiliated purchasers of our common stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008—October 31, 2008	166,655	$7.15	166,655	N/A	[1]
November 1, 2008—November 30, 2008	84,900	$7.07	84,900	N/A	[1]
December 1, 2008—December 31, 2008	137,800	$5.49	137,800	N/A	[1]

Total	389,355		389,355

[1]	The 401(k) and ESOP may purchase an unspecified number of shares up to a purchase cost of $10.0 million, of which $7.0 million is still available as of December 31, 2008.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Security Group, Inc.	100.00	100.00	117.15	140.21	111.30	58.81
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13
SNL Southeast Bank	100.00	118.59	121.39	142.34	107.23	43.41

Item 6.	Selected Financial Data

Our selected financial data is presented below as of and for the years ended December 31, 2004 through 2008. The selected financial data presented below as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 39. The selected financial data as of December 31, 2006, 2005 and 2004 and for the two years ended December 31, 2005 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” on page 36.

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands, except per share amounts)
Earnings:(1)
Net interest income	$45,227	$48,922	$47,982	$40,441	$28,830
Provision for loan and lease losses	15,753	2,155	2,184	2,922	3,399
Non-interest income	11,682	11,300	10,617	8,847	6,544
Non-interest expense(6)	40,382	41,441	40,017	35,373	27,128
Net income, before extraordinary items(6)	1,361	11,356	11,112	7,396	3,482
Extraordinary items, net of tax(5)	—	—	—	2,175	785

Net income(6)	$1,361	$11,356	$11,112	$9,571	$4,267

Earnings—Normalized:(1)
Non-interest income, adjusted(3)	$11,682	$11,300	$10,617	$8,420	$6,544
Non-interest expense, adjusted(3)(6)	40,382	41,441	39,953	34,436	27,128
Net operating income, net of tax(6)	1,361	11,356	11,156	7,742	3,482

Per Share Data:(1)
Net income, before extraordinary items, basic	$0.08	$0.67	$0.64	$0.51	$0.28
Net income, basic	0.08	0.67	0.64	0.65	0.34
Net income, before extraordinary item, diluted	0.08	0.66	0.63	0.50	0.27
Net income, diluted	0.08	0.66	0.63	0.64	0.33
Cash dividends declared	0.20	0.20	0.13	0.03	—
Book value	8.78	8.80	8.15	7.84	6.80
Tangible book value	6.98	6.99	6.39	6.00	5.60

Per Share Data—Normalized:(1)
Net operating income, basic(3)	$0.08	$0.67	$0.64	$0.53	$0.28
Net operating income, diluted(3)	0.08	0.66	0.63	0.52	0.27

Performance Ratios:(1)
Return on average assets(2)	0.11%	0.97%	1.03%	0.83%	0.51%
Return on average equity(2)	0.92%	7.75%	7.91%	6.88%	4.16%
Return on average tangible assets(2)	0.11%	1.00%	1.06%	0.85%	0.53%
Return on average tangible equity(2)	1.15%	9.81%	10.22%	8.45%	5.10%
Net interest margin, taxable equivalent	4.07%	4.79%	5.09%	5.15%	4.83%
Efficiency ratio(2)	70.96%	68.81%	68.29%	71.77%	76.69%
Non-interest income to net interest income and non-interest income(2)	20.53%	18.76%	18.12%	17.95%	18.50%

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands, except per share amounts)

Performance Ratios—Normalized:(1)
Operating return on average assets(3)	0.11%	0.97%	1.03%	0.87%	0.51%
Operating return on average equity(3)	0.92%	7.75%	7.94%	7.20%	4.16%
Operating return on average tangible assets(3)	0.11%	1.00%	1.06%	0.89%	0.53%
Operating return on average tangible equity(3)	1.15%	9.81%	10.26%	8.84%	5.10%
Core efficiency ratio(4)	66.95%	64.05%	64.27%	66.34%	73.04%
Non-interest income, adjusted to net interest income and non-interest income, adjusted(3)	20.53%	18.76%	18.12%	17.23%	18.50%

Capital & Liquidity:(1)
Total equity to total assets	11.30%	12.19%	12.82%	13.30%	11.28%
Tangible equity to tangible assets	9.20%	9.93%	10.33%	10.51%	9.47%
Dividend payout ratio	239.02%	30.06%	19.50%	4.61%	—
Total loans to total deposits	93.99%	105.59%	91.93%	86.90%	92.48%

Asset Quality:(1)
Net charge-offs	$9,300	$1,129	$2,215	$2,374	$2,925
Net loans charged-off to average loans	0.93%	0.12%	0.28%	0.36%	0.57%
Non-accrual loans	$18,453	$3,372	$2,653	$1,314	$985
Other real estate owned	$7,145	$2,452	$1,982	$1,552	$2,338
Repossessed assets	$1,680	$1,834	$2,231	$1,891	$2,472
Non-performing assets (NPA)	$27,278	$7,658	$6,866	$4,757	$5,795
NPA to total assets	2.14%	0.63%	0.61%	0.46%	0.76%
Loans 90 days past due	$2,706	$2,289	$1,325	$1,042	$1,230
NPA + loans 90 days past due to total assets	2.35%	0.82%	0.72%	0.56%	0.92%
Allowance for loan and lease losses to total loans	1.72%	1.15%	1.18%	1.35%	1.40%
Allowance for loan and lease losses to NPA	63.73%	143.07%	145.21%	212.76%	143.43%

Period End Balances:(1)
Loans	$1,011,584	$953,105	$847,593	$748,659	$592,357
Intangible assets	29,560	30,356	31,341	32,463	15,274
Total assets	1,276,227	1,211,955	1,129,803	1,040,692	766,691
Deposits	1,076,286	902,629	922,001	861,507	640,526
Stockholders’ equity	144,244	147,693	144,788	138,389	86,445
Common stock market capitalization	75,860	150,640	204,796	171,950	105,833
Full-time equivalent employees	361	371	369	358	308
Common shares outstanding	16,420	16,775	17,762	17,654	12,705

Average Balances:(1)
Loans	$997,371	$904,490	$796,866	$657,928	$514,479
Intangible assets	29,948	30,838	31,699	19,924	15,296
Total earning assets	1,132,962	1,041,078	960,966	799,109	610,585
Total assets	1,258,466	1,165,948	1,081,375	866,946	676,381
Deposits	956,994	924,587	887,319	734,869	559,695
Stockholders’ equity	148,655	146,582	140,467	107,499	83,630
Shares outstanding—basic	16,021	16,959	17,315	14,618	12,705
Shares outstanding—diluted	16,143	17,293	17,680	14,910	12,912

(1)	Data includes our consolidated financial statements, including the following from their date of acquisition: Kenesaw Leasing and J&S Leasing in October 2004; and Jackson Bank & Trust in August 2005.

(2)	These ratios are calculated using net income, before extraordinary items.

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

(6)

Includes amortization expense of $602 thousand, $760 thousand, $1,021 thousand, $806 thousand and $797 thousand for core deposit intangibles for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Core deposit intangibles represent the premiums paid for acquisitions core deposits and are amortized on an accelerated basis over 10 years. Also includes $92 thousand, $50 thousand, $50 thousand, $50 thousand and $8 thousand for licensing fee amortization for December 31, 2008, 2007, 2006, 2005 and 2004, respectively and $102 thousand, $175 thousand, $175 thousand and $73 thousand for non-compete amortization for December 31, 2008, 2007, 2006 and 2005, respectively.

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

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
Return on average assets	0.11%	0.97%	1.03%	0.83%	0.51%
Effect of intangible assets	—	0.03%	0.03%	0.02%	0.02%

Return on average tangible assets	0.11%	1.00%	1.06%	0.85%	0.53%

Return on average equity	0.92%	7.75%	7.91%	6.88%	4.16%
Effect of intangible assets	0.23%	2.06%	2.31%	1.57%	0.94%

Return on average tangible equity	1.15%	9.81%	10.22%	8.45%	5.10%

Return on average assets	0.11%	0.97%	1.03%	0.83%	0.51%
Effect of non-recurring items	—	—	—	0.04%	—

Operating return on average assets	0.11%	0.97%	1.03%	0.87%	0.51%
Effect of average intangible assets	—	0.03%	0.03%	0.02%	0.02%

Operating return on average tangible assets	0.11%	1.00%	1.06%	0.89%	0.53%

Return on average equity	0.92%	7.75%	7.91%	6.88%	4.16%
Effect of non-recurring items	—	—	0.03%	0.32%	—

Operating return on average equity	0.92%	7.75%	7.94%	7.20%	4.16%
Effect of average intangible assets	0.23%	2.06%	2.32%	1.64%	0.94%

Operating return on average tangible equity	1.15%	9.81%	10.26%	8.84%	5.10%

Total equity to total assets	11.30%	12.19%	12.82%	13.30%	11.28%
Effect of intangible assets	(2.10)%	(2.26)%	(2.49)%	(2.79)%	(1.81)%

Tangible equity to tangible assets	9.20%	9.93%	10.33%	10.51%	9.47%

Efficiency ratio	70.96%	68.81%	68.29%	71.77%	76.69%
Effect of non-recurring items	—	—	(0.11)%	(1.32)%	—
Effect of non-cash items	(2.91)%	(3.74)%	(2.83)%	(3.12)%	(2.66)%
Effect of net interest income, tax equivalent adjustment	(1.10)%	(1.02)%	(1.08)%	(0.99)%	(0.99)%

Core efficiency ratio	66.95%	64.05%	64.27%	66.34%	73.04%

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Non-interest expense	$40,382	$41,441	$40,017	$35,373	$27,128
Corporate headquarters relocation costs	—	—	(64)	—	—
Severance	—	—	—	(157)	—
Impairment of long-lived assets	—	—	—	(308)	—
Jackson Bank & Trust integration costs and other	—	—	—	(234)	—
Reinsurance underwriting expense	—	—	—	(238)	—

Non-interest expense, adjusted	$40,382	$41,441	$39,953	$34,436	$27,128

Non-interest income	$11,682	$11,300	$10,617	$8,847	$6,544
Recovery on previously disposed repossessed asset	—	—	—	(173)	—
Reinsurance underwriting revenue	—	—	—	(254)	—

Non-interest income, adjusted	$11,682	$11,300	$10,617	$8,420	$6,544

Net income	$1,361	$11,356	$11,112	$9,571	$4,267
Extraordinary gain, net of tax	—	—	—	(2,175)	(785)
Non-recurring expenses (income), net of tax	—	—	44	346	—

Net operating income, net of tax	$1,361	$11,356	$11,156	$7,742	$3,482

Per Common Share:
Book value	$8.78	$8.80	$8.15	$7.84	$6.80
Effect of intangible asset	(1.80)	(1.81)	(1.76)	(1.84)	(1.20)

Tangible book value	$6.98	$6.99	$6.39	$6.00	$5.60

Net income, basic	$0.08	$0.67	$0.64	$0.65	$0.34
Effect of extraordinary and non-recurring items, net of tax	—	—	—	(0.12)	(0.06)

Net operating income, basic	$0.08	$0.67	$0.64	$0.53	$0.28

Net income, diluted	$0.08	$0.66	$0.63	$0.64	$0.33
Effect of extraordinary and non-recurring items, net of tax	—	—	—	(0.12)	(0.06)

Net operating income, diluted	$0.08	$0.66	$0.63	$0.52	$0.27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Year Ended December 31, 2008

The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2008 and 2007, and results of operations for the three years ended December 31, 2008 as reflected in the audited financial statements.

Recent Regulatory Events

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the $700 billion Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. On October 14, 2008, pursuant to EESA, the U.S. Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts.

Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (TARP CPP), the Treasury will make up to $250 billion of capital available to U.S. financial institutions in the form of preferred stock, from the $700 billion authorized by the EESA. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governances for periods during which the Treasury holds equity issued under the TARP CPP.

On January 9, 2009, as part of the TARP CPP, we agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares (Preferred Shares) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 823,627 shares of our common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33,000 thousand in cash.

The Preferred Shares qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

On February 25, 2009, the Treasury announced an additional program to purchase equity stakes in banks and thrifts, known as the Troubled Asset Relief Program Capital Assistance Program (TARP CAP). Under TARP CAP, the Treasury will purchase preferred stock that is convertible into common stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 20% of the preferred investment. Companies participating in the TARP CAP may also convert any preferred shares issued under the TARP CPP into convertible preferred shares under the TARP CAP. The deadline to apply to participate in the TARP CAP is May 25, 2009. We have not decided whether to apply under the TARP CAP.

Overview

As of December 31, 2008, we had total consolidated assets of approximately $1.3 billion, total loans of approximately $1.0 billion, total deposits of approximately $1.1 billion and stockholders’ equity of approximately $144.2 million. In 2008, our net income was $1.4 million, resulting in basic and diluted net income of $0.08 per share.

As of December 31, 2007, we had total consolidated assets of approximately $1.2 billion, total loans of approximately $953.1 million, total deposits of approximately $902.6 million and stockholders’ equity of approximately $147.7 million. In 2007, our net income was $11.4 million, resulting in basic and diluted net income of $0.67 and $0.66 per share, respectively.

Net interest income for 2008 decreased by $3.7 million while noninterest income increased by $382 thousand. Non-interest expense for 2008 decreased by $1.1 million as compared to 2007. Provision expense increased by $13.6 million for 2008. Excluding the available-for-sale gains in 2008 and the other-than-temporary impairment and the securities losses in 2007, non-interest income decreased $516 thousand. The decline in net interest income is primarily a result of the rate cuts by the Federal Reserve that started in September 2007. Consistent with our approach to control expenses, noninterest expense decreased through reductions in salaries and benefits, furniture and equipment expenses, and printing and supplies expense. Full-time equivalent employees were 361 at December 31, 2008 and 371 at December 31, 2007.

Our efficiency ratio in 2008 increased to 71.0% versus 68.8% in 2007 and 68.3% in 2006. The efficiency ratio for 2008 increased as a result of the $3.7 million decline in net interest income offsetting the increase in noninterest income and decrease of $1.1 million in noninterest expense. We anticipate our efficiency ratio to be consistent for 2009 as the full effect of the 2008 rate cuts will continue to negatively affect our net interest income as well as the additional expense associated with the planned opening of a de novo branch in Hixson, Tennessee in the middle of 2009.

Net interest margin in 2008 was 4.07% or 72 basis points lower as compared to the prior period of 4.79%. The net interest margin of our peer group (as reported on the December 31, 2008 Uniform Bank Performance Report) was 3.69% and 3.95% for 2008 and 2007, respectively. As expected, our margin declined due to the easing of the federal funds target rate by the Federal Reserve Board which reduced our yield on earning assets faster than the reduction in the rates paid on deposits. Through December 31, 2008, the Federal Reserve Board has reduced the target federal funds target rate by 400 basis points since December 31, 2007 and a total of 500 basis points since September 2007. We anticipate our margin will stabilize during 2009. Our margin for 2009 will be dependent on our ability to raise core deposits, our growth rate in loans, and any possible further actions by the Federal Reserve Board.

On July 15, 2008, the Volkswagen Group of America, Inc. announced plans to build a $1 billion automobile production facility in Chattanooga, Tennessee. The plant will bring about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 12,000 indirect jobs to the region. On February 26, 2009, Wacker Chemie AG announced plans to build a $1 billion chemical plant in Cleveland, Tennessee. The plant is expected to initially employ nearly 600 people. We believe the positive economic impact on Chattanooga and the surrounding region will be significant from these new investments. We believe these projects will help stabilize and possibly increase real estate values, as well as provide increased overall economic activity in the region.

On November 6, 2008, our Board of Directors approved an amendment to our Articles of Incorporation authorizing up to 10,000,000 shares of blank check preferred stock. The amendment was approved by our shareholders on December 18, 2008.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that we reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Accounting policies related to the allowance for loan and lease losses, fair value, and the impairment of goodwill and other intangible assets each represent a critical accounting estimate.

Allowance for Loan and Lease Losses

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

Our financial results are affected by the changes and absolute level of the allowance for loan and lease losses. The quarterly analysis involves complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance. As a result of uncertainty associated with the subjectivity, we cannot assure the precision of the amount reserved, should we experience sizable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions or the various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance. Such an adjustment could materially affect net income as a result of the change in provision for loan and lease losses. During 2008, we experienced considerable quarterly increases in our provision due to declining economic conditions, increases in nonperforming assets and several significant charge-offs. Should any of these factors change, the estimate of credit losses in the loan portfolio and the related allowance would also change. Refer to the “Provision for Loan and Lease Losses” section for a discussion of our methodology of establishing the allowance for loan and lease losses.

Estimates of Fair Value

We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. The extent to which we use fair value on a recurring basis was significantly expanded upon the adoption of SFAS 159 as of January 1, 2007. Examples of recurring uses of fair value include available-for-sale securities and held for sale loans. Additionally, fair value is used on a non-recurring basis to evaluate assets and liabilities for impairment or for disclosure purposes in accordance with SFAS 107. Examples of these non-recurring uses of fair value include other real estate owned, goodwill, intangible assets and other long-lived assets. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS 157 and when applicable, FSP FAS 157-3.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value in accordance with SFAS 157 requires that we make a number of significant judgments. Where observable market prices for identical assets or liabilities are not available, SFAS 157 requires that we identify, what we believe to be, similar assets or liabilities. This is known as Level 2 pricing. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, then fair value is estimated using modeling techniques, such as discounted cash flow analysis These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including market-based assumptions, such as interest rates, as well as assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine and the use of different assumptions could result in material changes to these fair value measurements. This is known as Level 3 pricing. The use of SFAS 157 is described in Note 16 to our consolidated financial statements.

In estimating fair value for available-for-sale securities and derivative cash flow swaps, we believe that independent, third-party market prices are the best evidence of exit price. If such third-party market prices are not available on the exact securities that we own, fair value is based on the market prices of similar instruments, third-party broker quotes or is estimated using industry-standard or proprietary models whose inputs may be unobservable. The fair value of held for sale loans is based on observable market prices in the secondary loan market.

The fair value of other real estate owned is typically determined based on recent appraisals by third-parties, less estimated selling costs. The fair value of repossession is typically determined based on the current pricing in the secondary market. For both other real estate owned and repossessions, changes in economic, real estate and supply and demand conditions can significantly change the fair value. Estimates of fair value are also required when evaluating impairment of goodwill, other intangible assets and long-lived assets.

Changes in the estimates and assumptions used to evaluate fair value may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Goodwill and Other Intangible Assets

We periodically review the carrying values of intangible assets not subject to amortization, including goodwill, to determine whether an impairment exists. Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets, prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. These assets are subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. The impairment assessment primarily uses discounted cash flow analysis, which requires assumptions about short and long-term net cash flow growth, as well as discount rates. The assessment also uses market data, including recent, similar bank acquisition transactions. Changes in the estimates and assumptions used to evaluate impairment may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Results of Operations

We reported net income for 2008 of $1.4 million versus net income for 2007 of $11.4 million and net income for 2006 of $11.1 million. In 2008, basic net income per share was $0.08 on approximately 16.0 million shares and diluted net income per share was $0.08 on approximately 16.1 million weighted average shares outstanding. In 2007, basic net income per share was $0.67 on approximately 17.0 million shares and diluted net income per share was $0.66 on approximately 17.3 million weighted average shares outstanding. In 2006, basic net income per share was $0.64 on approximately 17.3 million shares and diluted net income per share was $0.63 on approximately 17.7 million weighted average shares outstanding.

Net income in 2008 was significantly below the 2007 level predominately as a result of higher provision expense. Declining margins also resulted in lower net interest income, which was partially offset by lower overhead as a result of our efforts to control expenses. As of December 31, 2008, we had 39 banking offices, including the headquarters, three leasing/loan production offices and 361 full time equivalent employees. Although we expect to continue to expand our branch network and our employee force in 2009, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs and occupancy, salaries and benefits expenses) before earnings.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2008	Change From Prior Year	Percent Change	2007	Change From Prior Year	Percent Change	2006	Change From Prior Year	Percent Change
	(dollar amounts in thousands)
Gross interest income	$76,088	$(7,435)	(8.9)%	$83,523	$8,396	11.2%	$75,127	$18,823	33.4%
Gross interest expense	30,861	(3,740)	(10.8)%	34,601	7,456	27.5%	27,145	11,282	71.1%

Net interest income	45,227	(3,695)	(7.6)%	48,922	940	2.0%	47,982	7,541	18.6%
Provision for loan and lease losses	15,753	13,598	631.0%	2,155	(29)	(1.3)%	2,184	(738)	(25.3)%

Net interest income after provision for loan and lease losses	29,474	(17,293)	(37.0)%	46,767	969	2.1%	45,798	8,279	22.1%
Noninterest income	11,682	382	3.4%	11,300	683	6.4%	10,617	1,770	20.0%
Noninterest expense	40,382	(1,059)	(2.6)%	41,441	1,424	3.6%	40,017	4,644	13.1%

Income before income taxes	774	(15,852)	(95.3)%	16,626	228	1.4%	16,398	5,405	49.2%
Income tax (benefit) provision	(587)	(5,857)	(111.1)%	5,270	(16)	(0.3)%	5,286	1,689	47.0%

Income before extraordinary item	1,361	(9,995)	(88.0)%	11,356	244	2.2%	11,112	3,716	50.2%
Extraordinary gain on business combination, net of income tax	—	—	—	—	—	—	—	(2,175)	(100.0)%

Net income	$1,361	$(9,995)	(88.0)%	$11,356	$244	2.2%	$11,112	$1,541	16.1%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2008, net interest income was $45.2 million or 8% less than the 2007 level of $48.9 million, which, in contrast, was 2% more than the 2006 level of $48.0 million.

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

The following table summarizes net interest income on a fully tax-equivalent basis and average yields and rates paid for the years ended December 31, 2008, 2007 and 2006.

Average Consolidated Balance Sheets and Net Interest Analysis

Fully Tax-Equivalent Basis

	For the Years Ended,
	2008			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollar amounts in thousands)
	(fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income(1)(2)	$997,371	$69,863	7.00%	$904,490	$77,309	8.55%	$796,866	$67,996	8.53%
Debt securities—taxable	89,711	4,647	5.18%	90,093	4,545	5.04%	114,518	5,350	4.67%
Debt securities—non-taxable(2)	42,780	2,452	5.73%	43,489	2,493	5.73%	42,673	2,448	5.74%
Federal funds sold and other earning assets	3,100	49	1.58%	3,005	134	4.46%	6,909	306	4.43%

Total earning assets	1,132,962	77,011	6.80%	1,041,077	84,481	8.11%	960,966	76,100	7.92%

Allowance for loan losses	(12,030)			(10,452)			(10,241)
Intangible assets	29,948			30,838			31,699
Cash & due from banks	23,280			25,841			26,125
Premises & equipment	34,429			35,799			33,060
Other assets	49,880			42,845			39,766

Total assets	$1,258,469			$1,165,948			$1,081,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$63,262	$327	0.52%	$63,983	$536	0.84%	$70,125	$589	0.84%
Money market accounts	103,137	2,139	2.07%	100,206	2,875	2.87%	105,557	2,574	2.44%
Savings deposits	35,120	146	0.42%	35,851	293	0.82%	38,243	287	0.75%
Time deposits less than $100 thousand	256,664	10,549	4.11%	265,099	13,021	4.91%	245,140	10,417	4.25%
Time deposits > $100 thousand	214,705	9,310	4.34%	216,732	11,147	5.14%	182,764	8,378	4.58%
Brokered CDs and CDARS®	121,736	4,735	3.89%	76,635	3,711	4.84%	85,545	3,649	4.27%
Brokered money market accounts	4,624	74	1.60%	—	—	—%	—	—	—%
Federal funds purchased	23,710	689	2.91%	3,304	173	5.24%	6,563	347	5.29%
Repurchase agreements	34,513	835	2.42%	27,260	734	2.69%	19,290	395	2.05%
Other borrowings	78,108	2,057	2.63%	45,683	2,111	4.62%	12,277	509	4.15%

Total interest bearing liabilities	935,579	30,861	3.30%	834,753	34,601	4.15%	765,504	27,145	3.55%

Net interest spread		$46,150	3.50%		$49,880	3.96%		$48,955	4.37%

Noninterest bearing demand deposits	157,746			166,081			159,945
Accrued expenses and other liabilities	16,489			18,532			15,459
Stockholders’ equity	144,622			146,873			142,371
Accumulated other comprehensive gain (loss)	4,033			(291)			(1,904)

Total liabilities and stockholders’ equity	$1,258,469			$1,165,948			$1,081,375

Impact of noninterest bearing sources and other changes in balance sheet composition			0.57%			0.83%			0.72%

Net interest margin			4.07%			4.79%			5.09%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $923 thousand, $958 thousand and $973 thousand for the three years ended December 31, 2008, 2007 and 2006.

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	2008 compared to 2007 increase (decrease) in interest income and expense due to changes in:			2007 compared to 2006 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Loans, net of unearned income	$7,939	$(15,385)	$(7,446)	$9,183	$130	$9,313
Debt Securities—taxable	(19)	121	102	(1,141)	336	(805)
Debt Securities—non-taxable	(41)	—	(41)	47	(2)	45
Federal funds sold and other earning assets	4	(89)	(85)	(173)	1	(172)

Total earning assets	7,883	(15,353)	(7,470)	7,916	465	8,381

Interest bearing liabilities:
NOW accounts	(6)	(203)	(209)	(52)	(1)	(53)
Money market accounts	84	(820)	(736)	(130)	431	301
Savings deposits	(6)	(141)	(147)	(18)	24	6
Time deposits less than $100 thousand	(414)	(2,058)	(2,472)	848	1,756	2,604
Time deposits > $100	(104)	(1,733)	(1,837)	1,557	1,212	2,769
Brokered CDs and CDARS®	2,184	(1,160)	1,024	(380)	442	62
Brokered money market accounts	74	—	74	—	—	—
Federal funds purchased	1,068	(552)	516	(172)	(2)	(174)
Repurchase agreements	195	(94)	101	163	176	339
Other borrowings	1,498	(1,552)	(54)	1,385	217	1,602

Total interest bearing liabilities	4,573	(8,313)	(3,740)	3,201	4,255	7,456

Increase (decrease) in net interest income	$3,310	$(7,040)	$(3,730)	$4,715	$(3,790)	$925

Net Interest Income—Volume and Rate Changes

Interest income in 2008 was $76.1 million, a 9% decrease over the 2007 level of $83.5 million, which was an 11% increase over the 2006 level of $75.1 million. For 2008, average interest-earning assets increased 9% to $1.1 billion. However, the associated increase in earnings from the higher volumes was offset by the decline in the yields of earning assets, as discussed in further details below. The increase in interest income from 2006 to 2007 was due to increases in the volume of earning assets and a shift in the earning asset mix from investment securities and federal funds sold to our higher yielding loan portfolio. Average loans in 2008 were $997.4 million, an increase of $92.9 million, or 10%. All other earning assets were $135.6 million, a decrease of $996 thousand, or 1%. Total average earning assets in 2008 were $1.1 billion, an increase of $91.9 million, or 9%, from 2007 average earning assets. Our increase in loans year-over-year in 2008 was funded by the deposit gathering activities at FSGBank, the use of alternative funding through brokered deposits and the shifting mix of earning assets.

Offsetting the additional earnings from increased volumes were the decreases in yield on earning assets. The tax equivalent yield on earning assets decreased 131 basis points in 2008 to 6.80% from 8.11% in 2007, which was 19 basis points higher than 2006. The reduction in yield on loans for 2008 was 155 basis points, which was a result of the cuts in the federal fund rate. From September 2007 to December 2008, the Federal Reserve Board reduced the target federal funds rate by 500 basis points to a target rate of 0.25%. Throughout the last twelve months, we had an asset sensitive balance sheet, which causes interest income to decline faster than interest expense. The changes in the yield rates from 2006 to 2007 relate to (1) our changing the mix of earning assets, (2) the fourth quarter 2006 sale of approximately $9.8 million of investment securities with an average yield of 3.65% and (3) the second quarter 2007 sale of approximately $27.0 million of securities with an average yield of approximately 4.32%. The proceeds from the 2007 sale of the securities were used to de-leverage a portion of our balance sheet by reducing our overnight borrowings, which eliminated negative spread.

Total interest expense was $30.9 million in 2008 compared to $34.6 million in 2007 and $27.1 million in 2006. Interest expense for 2008 decreased due to the reduced cost of funds despite the additional volumes of interest bearing liabilities. The increase in interest expense from 2006 to 2007 was primarily due to rising interest rates caused by competitive pressures and the increases in the target federal funds rate in 2006, combined with the additional volume of interest bearing liabilities. Average interest bearing liabilities increased $100.8 million, or 12%, to $935.6 million for 2008. Comparing 2008 to 2007, average brokered deposits increased by $49.7 million, or 65%, average other borrowings increased by $32.4 million, or 71%, and average Federal Funds purchased increased by $20.4 million from $3.3 million to $23.7 million. These increases in non-core deposits were primarily used to fund our loan growth for 2008. Average interest bearing liabilities increased $69.2 million, or 9%, in 2007 compared to 2006. The increase in 2007 is primarily due to increases in retail and in-market jumbo time deposits and the use of other borrowings, including the FHLB overnight borrowings.

Offsetting the additional expense from increased volumes were the decreases in rates paid on interest bearing liabilities. Total interest expense for 2008 declined by $3.7 million as compared to 2007. Increases in volume for 2008 contributed $4.6 million in additional interest expense as compared to 2007, while the decline in the rates paid reduced interest expense by $8.3 million. Deposit pricing, especially for time deposits, typically lags changes in the target federal funds rate, and therefore we realized a consistent but gradual reduction in our costs of deposits throughout 2008. The average rate paid on average interest bearing liabilities for 2008 decreased by 85 basis points from 4.15% to 3.30%. During the first half of 2008, overnight borrowings, including advances from the FHLB and Federal Funds purchased, were our primary source of funding as we decided not to replace other maturing deposits as deposit rates were continuing to decline. Overnight borrowings reprice daily, and since the Federal Reserve Bank was decreasing target interest rates, we were able to reduce future interest expense by delaying the replacement of other maturing deposits. During the second half of 2008, we decided to improve our contingent funding plans and significantly reduced our overnight borrowings and replaced them with brokered deposits. By December 31, 2008, we had reduced our overnight borrowings to $14.0 million, which is 86% less than the 2008 average balance for overnight borrowings. The average rate paid on average interest bearing liabilities increased 60 basis points to 4.15% for 2007 from 3.55% in 2006. Our rate increases in 2007 were a reflection of the market conditions and a greater reliance on higher cost non-core funding.

We expect average earnings assets for 2009 to be comparable to the 2008 levels while the average rate will continue to decline as the full impact of the reductions in the target federal fund rate will be realized for the entire year of 2009. We expect average interest bearing liabilities to be comparable with more reliance on brokered deposits and less reliance on Federal Funds purchased and other borrowings. Rates paid on deposits are expected to continue to decline, however, competitive pressures and our potential inability to raise core deposits, which could result in an increased use of higher cost alternative funding, may partially offset the impact of the declining rates.

Net Interest Income—Net Interest Spread and Net Interest Margin

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

First Security’s net interest rate spread (on a tax equivalent basis) was 3.50% in 2008, 3.96% in 2007 and 4.37% in 2006, while the net interest margin (on a tax equivalent basis) was 4.07% in 2008, 4.79% in 2007 and 5.09% in 2006. The decrease in the net interest spread and net interest margin for 2008 was primarily due to our rates on earning assets decreasing faster than the rates on interest bearing liabilities. During 2008, approximately 47% of our loans repriced simultaneously with changes to an associated index (such as Prime, which is driven by the target federal funds rate), while only approximately 11% of our liabilities repriced simultaneously. As such, reductions by the Federal Reserve Board to the target rate have an immediate negative impact on our net interest spread and net interest margin. Additionally, a decline in average noninterest bearing deposits for 2008 contributed to the decline in net interest margin. For 2008, noninterest bearing deposits contributed 57 basis points to the net interest margin, as compared to 83 basis points during 2007. The decrease in the net interest spread and net interest margin for 2007 was primarily due to our rates on interest bearing liabilities rising faster than the yields on earning assets. Average interest bearing liabilities as a percentage of average earnings assets were 83%, 80% and 80% for 2008, 2007 and 2006, respectively.

In late June 2007, we entered into a series of cash flow swaps with a total notional value of $150 million. Floating rate cash flow payments on a portion of our Prime-based variable rate loans were swapped for fixed rate payments. We entered into the swaps to mitigate our interest rate risk in a falling interest rate environment. On August 28, 2007, we terminated the swap agreements and locked in a gain of approximately $2.0 million. The gain is being accreted into interest income over the expected term of the variable rate loans hedged. For 2008 and 2007, the gain accreted into interest income was $597 thousand and $205 thousand, respectively. The accretion for the terminated swaps is estimated to be $533 thousand for 2009.

In October 2007, we entered into a total of $50 million notional value cash flow swaps. The swaps exchanged a portion of our Prime-based variable rate payments for fixed rate payments. The fixed rate is appropriately 7.72% and the term is five years. For 2008 and 2007, the active swaps added $1.3 million and $25 thousand to interest income, respectively. Based on the Prime rate of 3.25% at December 31, 2008, we estimate the active swaps to contribute an estimated $2.2 million to interest income for 2009.

We anticipate our net interest spread and net interest margin to stabilize during 2009. The stabilization for 2009 will be dependent on our ability to raise core deposits, our growth rate in loans, and any possible further actions by the Federal Reserve Board.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during 2008 increased $13.6 million to $15.8 million compared to $2.2 million in 2007 and $2.2 million in 2006. Net charge-offs totaled $9.3 million for 2008, $1.1 million for 2007 and $2.2 million for 2006. Net charge-offs as a percentage of average loans were 0.93% in 2008, 0.12% in 2007 and 0.28% in 2006 and our Bank’s peer group averages (as reported in the December 31, 2008 Uniform Bank Performance Report) were 0.74%, 0.24% and 0.14% in 2008, 2007 and 2006, respectively.

The increase in our provision for loan and lease losses in 2008 relative to 2007 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, loan to values, credit bureau scores, debt to income ratios, as well as local and national economic conditions. As a result of our analysis, we determined that our quarterly provisions for each consecutive quarter of 2008 required additional increases to the provision expense. The first through fourth quarter provision expense for 2008 was $1.2 million, $2.0 million, $4.0 million and $8.7 million, respectively.

During 2008, five relationships resulted in charge-offs totaling $5.8 million. The associated charge-offs were $650 thousand in the second quarter of 2008, $1.8 million in the third quarter and $3.3 million in the fourth quarter. Throughout 2008, economic trends continued to decline and the U.S. economy entered into a recession with rising unemployment and falling real estate values.

Most indicators point toward the overall U.S. economy remaining in a potentially prolonged recessionary period. We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio based on the most current information. The quarterly assessments will determine the necessary provision expense and as such, we cannot estimate provision expense for 2009.

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

During 2007 and 2008, we made further enhancements to our methodology and analysis of the loan loss reserve and continued to implement improvements based on recent interagency regulatory guidance. In addition to analyzing significant loans and leases, we segmented the remaining portfolio of loans and leases into similar or homogeneous pools such as purpose of proceeds, type of loan or lease or by collateral as per the regulatory guidance and the Statement of Financial Accounting Standard 5. The actual loss history of each pool was then added to the risk assessment percentage of eight qualitative and environmental categories to determine management’s best estimate for risk of loss within each pool.

Our primary grouping of loans and leases within the allowance are as follows:

1.	Impaired Loans and Leases: These classified loans and leases generally include those loans with a risk rating of substandard and/or doubtful, are no longer accruing interest and as per SFAS 114, have been determined to have a documented and supported impairment. For this group, management determines the impairment amount based upon (1) a discount of the cash flows, or (2) observable market value or (3) the current value of real or personal property held as collateral. The definition of both substandard and doubtful risk ratings are outlined in Item 2 below.

2.	Remaining Loans and Leases: The remaining loans and leases not analyzed in Item 1 above are pooled based upon loan or lease type, collateral securing the loan or risk rating and as instructed in SFAS 5 and regulatory guidance. Each of these pools is analyzed individually as homogeneous groups of loans or leases and are assigned a loss factor which is management’s best estimate of the loss that potentially could be realized in that pool of loans or leases. The loss factor is the sum of an objectively calculated historical loss percentage and a subjectively calculated risk percentage. The actual annual historical loss factor is typically a weighted average of each period’s loss. The subjectively calculated risk percentage is the sum of eight qualitative and environmental risk categories reviewed for each pool of loans and leases. These subjective risk categories are as follows: (a) underlying collateral values; (b) lending practices and policies; (c) local and national economies; (d) portfolio volume and nature; (e) staff experience; (f) credit quality; (g) loan review; and (h) competition, regulatory and legal issues.

A.	Other Classified and Criticized Loans: We reserve for the remaining criticized and classified loan and lease pools not included in Item 1 above (Impaired Loans and Leases) using flat percentages based upon each pool’s historical migration loss analysis or other documented loss rates, which is also adjusted for the aforementioned qualitative and environmental risk categories. The migration analysis is a calculation of the average loss experienced over several periods within each pass, criticized and classified risk rating to produce an actual loss rate of net charge offs. The pass ratings are assigned to those loans that are performing as contractually agreed and do not exhibit the characteristics of criticized and classified risk ratings as defined below. These actual loss percentages are then summed with the subjective risk categories as described in Item 2 above to produce a loss factor for each pool.

i.	Loans with Risk Ratings of Special Mention: We generally reserve for special mention loans and leases using a historical 24-month migration loss percentage. The historical loss factor and the qualitative and environmental factors, as described above in Item 2, are then applied to the appropriate pools of special mention loans and leases. The special mention risk rating is considered a criticized loan and is not considered as severe as a classified loan risk rating. Special mention loans contain one or more potential weakness(es), which if not corrected, could result in an unacceptable increase in credit risk at some future date. These loans and leases may be characterized by:

Loans to Businesses:

•	Downward trend in sales, profit levels and margins

•	Impaired working capital position compared to industry

•	Cash flow strained in order to meet debt repayment schedule

•	Technical defaults due to noncompliance with financial covenants

•	Recurring trade payable slowness

•	High leverage compared to industry average with shrinking equity cushion

•	Questionable abilities of management

•	Weak industry conditions

•	Inadequate or outdated financial statements

Loans to Businesses or Individuals:

•	Loan delinquencies and overdrafts may occur

•	Original source of repayment questionable

•	Documentation deficiencies may not be easily correctable

•	Loan may need to be restructured

•	Collateral or guarantor offers adequate protection

•	Unsecured debt to tangible net worth is excessive

ii.	Loans with Risk Ratings of Substandard: We generally reserve for substandard loans and leases that are not specifically identified in Item 1 using a historical 24-month migration analysis loss rate. The historical loss and qualitative and environmental factors, as described in Item 2 above, are then applied to the appropriate pool of substandard loans and leases. Substandard loans and leases have specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic, or managerial nature, and may warrant non-accrual status. For substandard loans and leases, a protracted work-out is likely due to the following factors, in addition to those listed for special mention loans:

Loans to Businesses:

•	Sustained losses which have severely eroded equity and cash flows

•	Concentration in illiquid assets

•	Serious management problems or internal fraud

•	Chronic trade payable slowness; may be placed on COD or collection by trade creditor

•	Inability to access other funding sources

•	Financial statements with adverse opinion or disclaimer; may be received late

•	Insufficient documented cash flows to meet contractual debt service requirements

Loans to Businesses or Individuals:

•	Chronic or severe delinquency or has met the retail classification standards which is generally past dues greater than 90 days

•	Frequent overdrafts

•	Likelihood of bankruptcy exists

•	Serious documentation deficiencies

•	Reliance on secondary sources of repayment which are presently considered adequate

•	Demand letter sent

•	Litigation may have been filed against the borrower

iii.	Loans with Risk Ratings of Doubtful: We analyze doubtful loans and leases individually to determine our best estimate of loss based upon the most recent assessment of all available sources of repayment. These loans are analyzed in the same manner as those loans categorized in Item 1 as Impaired Loans and Leases. Management estimates the specific potential losses based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. The amount of the estimated loss, if any, is then specifically reserved in a separate component of the allowance. Doubtful loans are loans where the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Doubtful loans must be placed on non-accrual, and the principal balance charged down to estimated collectable value, or a full or partial reserve must be allocated. In addition to the characteristics listed for substandard loans, the following characteristics apply to doubtful loans:

Loans to Businesses:

•	Normal operations are severely diminished or have ceased

•	Seriously impaired cash flow

•	Numerous exceptions to loan agreement

•	Outside accountant questions entity’s survivability as a “going concern”

•	Financial statements may be received late, if at all

•	Material legal judgments filed

•	Collection of principal and interest is impaired

•	Collateral/Guarantor may offer inadequate protection

Loans to Businesses or Individuals:

•	Original repayment terms materially altered

•	Secondary source of repayment is inadequate

•	Asset liquidation may be in process with all efforts directed at debt retirement

•	Documentation deficiencies not correctable

B.	Unclassified and Uncriticized Loans: In our analysis of these loan and lease pools, we establish our reserves using the historical average net charge-off over various periods for each pool of loans. The number of periods used to determine the average net charge off amount is dependent upon the available data, but generally is no less than 48 months. Each of these pools’ historical loss rates are then adjusted by the eight qualitative and environmental risk areas, as described in Item 2 above, and applied to the appropriate pools of unclassified and uncriticized loans and leases.

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

Noninterest Income

Total noninterest income for 2008 was $11.7 million compared to $11.3 million in 2007 and $10.6 million in 2006. The following table presents the components of noninterest income for years ended December 31, 2008, 2007 and 2006.

Noninterest Income

	For the Years Ended
	2008	Percent Change	2007	Percent Change	2006
	(dollar amounts in thousands)
NSF fees	$4,135	0.3%	$4,123	6.4%	$3,874
Service charges on deposit accounts	1,149	6.8%	1,076	11.0%	969
Mortgage loan and related fees	1,443	(9.5)%	1,594	10.2%	1,446
Bank-owned life insurance income	967	6.9%	905	2.5%	883
Net gain (loss) on sales of available-for-sale securities	146	186.9%	(168)	(14.7)%	(197)
Other-than-temporary impairment of securities	—	100.0%	(584)	(100.0)%	—
Other income	3,842	(11.8)%	4,354	19.5%	3,642

Total noninterest income	$11,682	3.4%	$11,300	6.4%	$10,617

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $5.3 million, or 45% of total noninterest income for 2008, compared with $5.2 million, or 46% of total noninterest income for 2007, and $4.8 million, or 46% for 2006. In 2008, increases in analysis charges on commercial customers was the primary driver of the 7% increase in service charges on deposit accounts.

Mortgage loan and related fees for 2008 were $1.4 million, compared to $1.6 million in 2007 and $1.4 million in 2006. As discussed in Note 17 to our consolidated financial statements, we began electing the fair value option under SFAS 159 to our held for sale loan originations in February 2008. This election impacted the timing and recognition of origination fees and costs as well as the value of the servicing rights. The recognition of the income is now concurrent with the origination of the loan. We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results. Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgages originated for sale in the secondary markets totaled $67.0 million for 2008, $80.1 million in 2007 and $88.9 million in 2006. Mortgages sold in the secondary market totaled $69.8 million for 2008, $83.3 million and $84.6 million in 2006. We do not originate sub-prime loans. For 2009, we expect mortgage loan income to decline as the real estate market continues to slow. However, recently announced government initiatives to provide refinancing for certain mortgages may provide opportunities to increase mortgage loan income.

Bank-owned life insurance income increased to $967 thousand compared to $905 thousand for 2007 and $883 thousand for 2006. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. Additionally, the insurance death benefit will be a tax free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.3% during 2008.

During the third quarter of 2008, we sold approximately $13.1 million in senior unsecured debt issued by Freddie Mac and Fannie Mae for a gain of $146 thousand. During April 2007, we de-leveraged a portion of our balance sheet by selling approximately $27.0 million in investment securities to pay down our overnight borrowings. This transaction eliminated negative spread. The sale occurred prior to the release of our quarterly report on Form 10-Q for the period ended March 31, 2007, thereby triggering an other-than-temporary impairment of securities as of March 31, 2007. The impairment charge represents the loss position of the sold securities as of March 31, 2007. The loss on sale of securities in the second quarter of 2007 represents the change in value of the sold securities from April 1, 2007 until the date of sale.

Other income for 2008 was $3.8 million, compared to the 2007 level of $4.4 million and the 2006 level of $3.6 million. The components of other income primarily consist of point-of-sale fees on debit cards, ATM fee income, trust fee income, underwriting revenue, safe deposit box fee income and gains on sales of other real estate, repossessions, leased equipment and premises and equipment. The major contributor to decreasing other income by $512 thousand, or 12%, during 2008 was a reduction in gains on sales of assets, which decreased $423 thousand from 2007 to 2008. This reduction was partially offset by a $125 thousand, or 19%, increase in trust fee income. We anticipate continued increases in our fee income during 2009.

Noninterest Expense

Total noninterest expense for 2008 was $40.4 million, compared to $41.4 million in 2007 and $40.0 million in 2006. Noninterest expense for 2008 declined primarily through a reduction in salaries and benefits, as well as other cost saving initiatives. Noninterest expense for 2007 as compared to 2006 increased primarily due to growth in salary and benefit costs and higher levels of losses and write-downs. Unless indicated otherwise in the discussion below, we anticipate increases in noninterest expense for 2009 as a result of a new de novo branch in Hixson, Tennessee, as well as higher FDIC insurance cost imposed on the financial sector. The following table represents the components of noninterest expense for the years ended December 31, 2008, 2007 and 2006.

Noninterest Expense

	For the Years Ended
	2008	Percent Change	2007	Percent Change	2006
	(dollar amounts in thousands)
Salaries & benefits	$21,577	(5.5)%	$22,836	3.3%	$22,108
Occupancy	3,505	2.2%	3,429	8.2%	3,169
Furniture and equipment	3,059	(9.4)%	3,378	(1.9)%	3,444
Professional fees	1,744	10.6%	1,577	(18.2)%	1,927
Data processing	1,463	4.6%	1,399	5.4%	1,327
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	1,334	(5.5)%	1,411	71.9%	821
Intangible asset amortization	796	(19.2)%	985	(20.9)%	1,246
Communications	720	(1.9)%	734	(8.4)%	801
FDIC insurance	629	182.1%	223	102.7%	110
Printing & supplies	412	(20.9)%	521	(1.1)%	527
Advertising	372	(18.4)%	456	4.3%	437
Other expense	4,771	6.2%	4,492	9.6%	4,100

Total noninterest expense	$40,382	(2.6)%	$41,441	3.6%	$40,017

Total salaries and benefits decreased $1.3 million, or 6%, in 2008 as compared to 2007. The decrease in salaries and benefits is primarily related to the decision to make no payments under the incentive compensation plan, which accounted for $1.1 million of the reduction. As of December 31, 2008, we had 39 full service banking offices and three leasing/loan production facilities with 361 full-time equivalent employees. As of December 31, 2007, we had 40 full service banking offices and five leasing offices with 371 full-time equivalent employees; as of December 31, 2006, we had 38 full service banking offices and three leasing offices with 369 full-time equivalent employees. During the second quarter of 2009, we anticipate opening a new de novo branch in Hixson (Chattanooga), Tennessee. In the future, we plan to identify additional locations in Knoxville, Chattanooga and Cleveland, Tennessee. We will be opportunistic and discerning in our expansion, recognizing the additional expense associated with de novo branches.

Total occupancy expense for 2008 increased by 2% compared with 2007, which was 8% more than total occupancy expense in 2006. The increase in 2008 was due to higher utility costs and higher property taxes. The increase in 2007 was primarily due to the opening of our new corporate headquarters in December 2006, as well as the completion of our two new de novo branches in Algood and Cleveland, Tennessee in April and May 2007, respectively. As of December 31, 2008, we leased 13 facilities and the land for five branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment, communication and printing and supplies expense decreased both in 2008 and 2007 due to cost controls implemented.

Professional fees increased by $167 thousand, or 11%, from 2007 to 2008, while they decreased by $350 thousand, or 18%, from 2006 to 2007. Professional fees include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, potential acquisitions, investment securities, trademarks and intangible properties. The increase in 2008 is primarily due to additional legal costs associated with the higher levels of nonperforming assets. The decrease in 2007 primarily relates to reduced cost for SOX Section 404 testing. We anticipate professional fees to be consistent for 2009.

Data processing expense increased $64 thousand, or 5%, in 2008 as compared to 2007. The monthly fees associated with data processing are typically based on transaction volume. The increases in 2008 and 2007 were primarily related to the increase in transaction volume. We anticipate data processing expense to increase as our transaction volume continues to grow. The increase in 2007 primarily related to the credit administration software (Baker Hill) implementation. The software provides risk analysis for retail loan applications.

Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets decreased $77 thousand, or 6%, from 2007 to 2008. The decrease is primarily related to less write-downs on repossessions associated with our leasing companies as new repossessions were charged-down to a conservative market value, which minimized subsequent losses. Write-downs on repossessions declined by $535 thousand, while write-downs on other real estate owned increased by $649 thousand. For 2007, management took an aggressive sales approach to repossessions during the second half of the year and incurred losses and write-downs of $943 thousand in the fourth quarter of 2007. Losses and write-downs for 2009 are dependent on multiple factors, including the volume of nonperforming assets, as well as changes in the associated market value of those assets.

Intangible asset amortization decreased by $189 thousand, or 19%, in 2008 as compared to 2007 and decreased $261 thousand, or 21%, in 2007 compared to 2006. The decreases in 2008 and 2007 are due to the declining expense of the aging core deposit intangible assets. Amortizing intangible assets include core deposit intangible assets, a license fee agreement, and a non-compete agreement. The core deposit intangible assets amortize on an accelerated basis over an estimated useful life of ten years. The license fee agreement related to operating the Primer Banco Seguro branches within our market. The non-compete agreement amortized on a straight-line basis over its useful life of four years. At December 31, 2008, the only remaining amortizing intangible assets were the core deposit intangible assets.

The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2009	2010	2011	2012	2013
	(in thousands)
Core deposit intangible amortization expense	$513	$465	$444	$382	$270

Our policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require us to estimate the fair value in making the assessment of impairment at least annually. We engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill impairment assessment. The firm utilized two separate valuation methodologies and comparing the results of each methodology in order to determine the fair value of the goodwill associated with our prior bank acquisitions. The valuation methodologies utilized included a discounted cash flow valuation technique and a comparison of the average price to book value of comparable bank acquisitions. Both valuations exceeded the book value of our goodwill, and thus, no impairment expense has been recorded. A continued decline in market value and reduced estimated future earnings may lead to a goodwill impairment in 2009.

FDIC deposit premium insurance was $629 thousand, $223 thousand and $110 thousand for 2008, 2007 and 2006, respectively. The FDIC has imposed higher deposit insurance on the entire banking industry. During 2008, the FDIC announced an additional increase in premiums with a 2009 effective date, and they introduced the optional Temporary Liquidity Guarantee Program (TLGP), which is funded through add-on premium fees. During 2009, the FDIC announced an additional special assessment of 20 basis points due on September 30, 2009, which may be reduced to 10 basis points. Based on year-end deposits, this one-time assessment is estimated to be $1.9 million at 20 basis points, or $940 thousand at 10 basis points. The combination of the increase, the one-time assessment and electing to participate in the TLGP will increase our FDIC insurance premium expense significantly during 2009.

Other expense increased by $279 thousand, or 6%, for 2008 as compared to 2007. For 2008, expenses associated with repossessed assets and other real estate owned increased $228 thousand to $710 thousand as compared to 2007. Other expense increased $392 thousand, or 10%, in 2007 as compared to 2006. The increase in 2007 primarily relates to increases in expenses associated with repossessed assets and other real estate owned, including but not limited to maintenance and repairs, back-taxes and storage costs.

Income Taxes

We recorded an income tax benefit of $587 thousand in 2008 compared to an income tax expense of $5.3 million in 2007 and a tax expense of $5.3 million in 2006. For 2008, our tax-exempt income from municipal securities and bank-owned life insurance exceeded our taxable income before taxes, and therefore we recorded a tax benefit. Our effective tax rates for 2007 and 2006 were 32%. Our effective tax rate for 2009 will be dependent on the level of taxable income earned, as well as any possible changes in the tax structure from new legislation. As of December 31, 2008, our net deferred tax asset was $104 thousand. As of December 31, 2007, our net deferred tax liability was $464 thousand.

Statement of Financial Condition

Our total assets were $1.3 billion, an increase of $64.3 million, or 5%, over 2007. Our growth is directly related to deposit growth and the funds available to us for investment. We continue to seek means to enhance our core deposit market share through acquisitions and further branching to the extent our capital will enable us to do so.

Loans

In the first three quarters of 2008, our loan demand was solid; but demand softened in the fourth quarter due to the recession. Total loans increased 6% from year-end 2007 to year-end 2008 and increased 12% from year-end 2006 to year-end 2007. The increase in loans in 2008 is attributable to (1) 1-4 family residential loans increasing $34.1 million, or 13%, (2) commercial real estate loans increasing $27.3 million, or 13%, and (3) commercial and industrial loans increasing $19.9 million, or 14%, as compared to 2007. The loan growth in 2007 is attributable to (1) commercial real estate loans increasing $45.2 million, or 26%, (2) construction and land development loans increasing $42.9 million, or 25%, (3) commercial and industrial loans increasing $16.6 million, or 14%, and (4) 1-4 family residential loans increasing $16.4 million, or 7%, as compared to 2006.

During the fourth quarter of 2008, loans declined by an annualized rate of 2%. We will continue to extend prudent loans to credit worthy consumers and businesses during 2009. However, due to the economic environment, we anticipate loan growth rate to be less than the 2008 growth. Funding of future loan growth may be restricted by our ability to raise core deposits, although we will continue to use alternative funding sources if necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

The following table presents a summary of the loan portfolio by category for the last five years.

Loans Outstanding

	As of December 31,
	2008	Percent Change	2007	Percent Change	2006	Percent Change	2005	Percent Change	2004	Percent Change
	(dollar amounts in thousands)
Commercial—leases, net of unearned	$30,873	(25.8)%	$41,587	(20.1)%	$52,039	(17.7)%	$63,205	4.9%	$60,228	100.0%
Commercial—loans	157,906	14.4%	138,015	13.7%	121,385	11.4%	108,974	21.8%	89,440	(12.2)%
Real estate—construction	194,603	(10.1)%	216,583	24.7%	173,652	48.0%	117,352	52.0%	77,209	88.1%
Real estate—mortgage	565,357	14.9%	492,191	14.4%	430,385	10.0%	391,126	32.0%	296,202	14.7%
Installment loans to individuals	58,296	(7.7)%	63,156	(6.9)%	67,858	4.9%	64,694	(3.4)%	66,940	(10.8)%
Other	4,549	189.2%	1,573	(30.8)%	2,274	(31.3)%	3,308	41.5%	2,338	20.6%

Total Loans	$1,011,584	6.1%	$953,105	12.4%	$847,593	13.2%	$748,659	26.4%	$592,357	23.9%

Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

Loans by Collateral Type

	As of December 31,
	2008	% of Loans	2007	% of Loans	2006	% of Loans	2005	% of Loans	2004	% of Loans
	(dollar amounts in thousands)
Secured by real estate:
Construction and land development	$194,603	19.2%	$216,583	22.7%	$173,652	20.5%	$117,352	15.7%	$77,209	13.0%
Farmland	11,470	1.1%	6,870	0.7%	10,243	1.2%	12,799	1.7%	14,797	2.5%
Home equity lines of credit	88,708	8.8%	80,326	8.4%	76,872	9.1%	78,387	10.5%	68,126	11.5%
Residential first liens	196,734	19.4%	172,003	18.0%	159,172	18.8%	133,743	17.8%	72,530	12.2%
Residential junior liens	11,012	1.1%	10,044	1.1%	9,961	1.2%	8,630	1.2%	4,009	0.7%
Multi-family residential	22,803	2.3%	11,017	1.2%	10,301	1.2%	9,395	1.2%	9,301	1.6%
Non-farm and non-residential	234,630	23.2%	211,931	22.3%	163,836	19.3%	148,172	19.8%	127,439	21.5%

Total Real Estate	759,960	75.1%	708,774	74.4%	604,037	71.3%	508,478	67.9%	373,411	63.0%

Other loans:
Commercial—leases, net of unearned	30,873	3.1%	41,587	4.3%	52,039	6.1%	63,205	8.4%	60,228	10.2%
Commercial and industrial	157,906	15.6%	138,015	14.5%	121,385	14.3%	108,974	14.6%	89,440	15.1%
Agricultural production	1,945	0.1%	1,344	0.1%	1,962	0.2%	2,401	0.3%	1,942	0.3%
Credit cards and other revolving credit	—	—%	—	—%	1,513	0.2%	1,934	0.3%	1,718	0.3%
Consumer installment loans	60,299	6.0%	62,730	6.6%	66,028	7.8%	62,760	8.4%	65,222	11.0%
Other	601	0.1%	655	0.1%	629	0.1%	907	0.1%	396	0.1%

Total other loans	251,624	24.9%	244,331	25.6%	243,556	28.7%	240,181	32.1%	218,946	37.0%

Total loans	$1,011,584	100.0%	$953,105	100.0%	$847,593	100.0%	$748,659	100.0%	$592,357	100.0%

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2008. Our loan policy does not permit automatic roll-over of matured loans.

Loans by Maturity

	As of December 31, 2008
	Less than three months	Over three months to twelve months[1]	One year to five years	Over five years	Total
	(in thousands)
Construction and land development loans	$61,073	$107,302	$26,228	$—	$194,603
Commercial and industrial loans	56,136	82,369	19,401	—	$157,906
All other loans	132,231	257,109	203,406	66,329	$659,075

Total	$249,440	$446,780	$249,035	$66,329	$1,011,584

[1]	Nonaccrual loans are included in the three to twelve month bucket.

Asset Quality

We consider our asset quality to be of primary importance. At year-end 2008 our net loan portfolio was 78% of total assets. Over the past few years, we have improved our commercial and retail underwriting standards, enhanced our detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate risk management, improved our consumer portfolio risk pricing and standardized underwriting and enhanced our comprehensive analysis of our allowance. Our loan review process targets 60% to 70% of our portfolio for review over an 18-month cycle. More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

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

Our asset quality ratio of charge-offs to average loans increased in 2008 as compared to 2007. In 2008, loan charge-offs increased to $9.3 million, or 93 basis points of average loans, compared to $1.1 million, or twelve basis points, in 2007. During 2008, five loan relationships accounted for $5.8 million of the $9.3 million net charge-offs. Charge-offs as a result of bankruptcy increased to $1,954 thousand in 2008 from $317 thousand in 2007. For 2009, charge-offs, as a percentage of average loans, will be dependent on the duration and depth of the recession on a regional and national level, as well as local and regional unemployment.

Our allowance for loan and lease losses as a percentage of total loans was 1.72% and non-performing assets as a percentage of total assets was 2.14%. The allowance as a percentage of total loans increased 57 basis points from 2007 due to the higher level of nonperforming assets, charge-offs and classified loans, as well as the weakening economy. The allowance to total loans was 16 basis points higher than FSGBank’s peer group as reported in the Uniform Bank Performance Report as of December 31, 2008.

The following table presents a summary of changes in the allowance for loan and lease losses for the past five years.

Analysis of the Allowance for Loan and Lease Losses

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands)
Allowance for loan and lease losses—
Beginning of period	$10,956	$9,970	$10,121	$8,312	$5,827
Provision for loan and lease losses	15,729	2,115	2,064	2,922	3,399
Additions due to business combinations	—	—	—	1,261	2,011

Sub-total	26,685	12,085	12,185	12,495	11,237

Charged off loans:
Commercial—leases	1,227	692	455	900	—
Commercial—loans	3,468	133	943	779	1,733
Real estate—construction	982	44	24	55	45
Real estate—residential mortgage	1,492	423	764	261	401
Consumer and other	2,350	575	535	883	1,248

Total charged off	9,519	1,867	2,721	2,878	3,427

Recoveries of charged-off loans:
Commercial—leases	—	57	5	43	26
Commercial—loans	15	256	90	148	385
Real estate—construction	1	2	—	12	—
Real estate—residential mortgage	31	201	149	92	17
Consumer and other	172	222	262	209	74

Total recoveries	219	738	506	504	502

Net charged-off loans	9,300	1,129	2,215	2,374	2,925
Allowance for loan and lease losses—end of period	$17,385	$10,956	$9,970	$10,121	$8,312

Total loans—end of period	$1,011,584	$953,105	$847,593	$748,659	$592,357
Average loans	$997,371	$940,490	$796,866	$657,928	$514,479
As a percentage of average loans:
Net loans charged-off	0.93%	0.12%	0.28%	0.36%	0.57%
Provision for loan and lease losses	1.58%	0.22%	0.26%	0.44%	0.66%
Allowance for loan and lease losses as a percentage of:
Year-end loans	1.72%	1.15%	1.18%	1.35%	1.40%
Non-performing assets	63.73%	143.07%	145.21%	212.76%	143.43%

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

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(dollar amounts in thousands)
Commercial—leases	$2,598	3.1%	$2,134	4.4%	$1,639	6.1%	$1,505	8.4%	$1,202	10.2%
Commercial—loans	3,094	15.6%	2,638	14.5%	2,375	14.3%	2,525	14.8%	2,244	20.0%
Real estate—construction	3,947	19.2%	1,594	22.7%	1,613	20.5%	665	17.1%	700	13.1%
Real estate—mortgage	6,858	55.9%	3,695	51.6%	3,439	50.8%	4,396	50.8%	3,432	44.7%
Consumer	888	6.2%	778	6.8%	841	8.3%	864	8.6%	728	12.0%
Unallocated	—	—	117	—	63	—	166	—	6	—

Total	$17,385	100%	$10,956	100%	$9,970	100%	$10,121	100%	$8,312	100%

[1]	Represents the percentage of loans in each category to total loans.

We believe that the allowance for loan and lease losses at December 31, 2008 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Nonperforming Assets

Nonperforming assets may include nonaccrual loans, restructured loans, other real estate owned and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Nonaccrual loans totaled $18.5 million, $3.4 million and $2.7 million as of December 31, 2008, 2007 and 2006, respectively. We earned interest of $81 thousand, $198 thousand and $79 thousand on these loans during 2007, 2006 and 2005, respectively. If these loans had been performing, we would have earned an additional $151 thousand, $36 thousand and $20 thousand in 2007, 2006 and 2005, respectively. We are not aware of any loans which represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. No amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention has been excluded from amounts disclosed as nonperforming loans. Nonperforming assets represent potential losses to us; however, in compliance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, we have measured the impairment of these loans and adjusted the loans to either the present value of expected future cash flows, the fair value of the collateral, or the observable market price.

Loans 90 days or more past due totaled $2.7 million and consisted of $1.5 million in consumer loans, $445 thousand in 1-4 family loans, $298 thousand in commercial and industrial loans, $266 thousand in non-farm/ non-residential, $125 thousand in leases and $96 thousand in other categories, including construction and loan development and other loans.

The $7.1 million in other real estate owned consisted of $4.6 million in vacant land and construction development property, $1.1 million in residential real estate, $920 thousand in nonfarm/nonresidential property and $518 thousand in an apartment complex. Initial adjustments to the value are recorded as a charge-off through the allowance with subsequent declines in value recorded through an income statement write-down. During 2008, initial charge-offs associated with other real estate owned totaled $120 thousand. Write-downs for 2008 totaled $707 thousand, with two properties accounting for $508 thousand, or 72%, of the total. All of these properties have been written down to their respective fair values.

At December 31, 2008, we owned repossessed assets in the amount of $1.7 million, compared to $1.8 million at December 31, 2007 and $2.2 million at December 31, 2006. All repossessions are carried at the lower of cost or fair market value less selling costs. Initial adjustments to the value are recorded as a charge-off through the allowance for loan and lease losses. Subsequent declines in value are recorded through the income statement. Charge-offs related to repossessions totaled $1.2 million in 2008 compared to $692 thousand in 2007. Subsequent write-downs totaled $59 thousand in 2008 while write-downs and losses on repossessions totaled $1.2 million for 2007. The majority of our repossessions are related to our leasing portfolio. Charge-offs and write-downs for 2009 will depend on economic conditions, especially the market prices for secondary trucking and construction equipment.

There are no commitments to lend additional funds to customers with loans on nonaccrual status as of December 31, 2008. The table below summarizes our nonperforming assets for the last five years.

Nonperforming Assets

	As of December 31,
	2008	2007	2006	2005	2004
	(dollar amounts in thousands)
Nonaccrual loans	$18,453	$3,372	$2,653	$1,314	$985
Loans past due 90 days and still accruing	2,706	2,289	1,325	1,042	1,230

Total nonperforming loans	$21,159	$5,661	$3,978	$2,356	$2,215

Other real estate owned	$7,145	$2,452	$1,982	$1,552	$2,338
Repossessed assets	1,680	1,834	2,231	1,891	2,472
Nonaccrual loans	18,453	3,372	2,653	1,314	985

Total nonperforming assets	$27,278	$7,658	$6,866	$4,757	$5,795

Nonperforming loans as a percentage of total loans	2.09%	0.59%	0.47%	0.31%	0.37%
Nonperforming assets as a percentage of total assets	2.14%	0.63%	0.61%	0.46%	0.76%
Nonperforming assets + loans 90 days past due to total assets	2.35%	0.82%	0.72%	0.56%	0.92%

While nonperforming assets have increased over prior years, our key nonperforming asset ratios remain better than those of our peer group. The ratio of nonaccrual loans and loans 90 days past due to gross loans was 2.09% and 2.50% for FSGBank and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to the allowance for loan losses was 121.71% and 149.95% for FSGBank and our peer group, respectively. The ratio of nonaccrual loans and loans 90 days past due to equity capital was 15.20% and 20.00% for FSGBank and our peer group, respectively. The ratio of nonaccrual loans, loans 90 days past due, and other real estate owned to gross loans and other real estate owned was 2.78% and 3.02% for FSGBank and our peer group, respectively.

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. We use three categories to classify our securities: “held-to-maturity”, “available-for-sale” and “trading.” Currently, all of our investments are classified as available-for-sale. While we have no plans to liquidate a significant amount of any securities, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.

Securities in our portfolio totaled $139.3 million at December 31, 2008, compared to $131.8 million at December 31, 2007. We believe our current level of investment securities provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio. As of December 31, 2008, the available-for-sale securities portfolio had unrealized gains of approximately $1.2 million, net of tax, as compared to unrealized gains of $560 thousand, net of tax, at December 31, 2007. Our securities portfolio at December 31, 2008 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

The following table provides the amortized cost of our securities, as of December 31, 2008, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities—Amortized Cost

	Less than one year	One year to five years	Five years to ten years	More than ten years	Total
	(dollar amounts in thousands)
Municipal—tax exempt	$857	$10,810	$25,333	$6,053	$43,053
Agency bonds	—	6,500	2,000	—	8,500
Agency issued REMICs	1,344	27,800	—	—	29,144
Agency issued pools	144	27,411	18,507	4,750	50,812
Asset backed & CMOs	—	2,329	3,593	—	5,922
Other	—	—	61	64	125

Total	$2,345	$74,850	$49,494	$10,867	$137,556

Tax equivalent yield	5.19%	4.98%	5.60%	5.91%	5.28%

The following table details our investment portfolio by type of investment.

Investment Securities by Type—Amortized Cost

	As of December 31,
	2008	2007	2006
	(in thousands)
Securities available-for-sale
Debt securities—
Federal agencies	$8,500	$26,124	$33,547
Mortgage-backed	85,878	61,720	75,716
Municipals	43,053	42,971	45,115
Other	125	186	702

Total	$137,556	$131,001	$155,080

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. Our management considers the overall quality of the securities portfolio to be high. All securities held are traded in historically liquid markets, except for one bond.

The bond is a $250 thousand investment in a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee.

As of December 31, 2008, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of those securities below their cost was other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that we will be unable to recover the cost of an investment. The impairment assessment takes into consideration factors such as (1) the length of time and the extent to which the market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry, (3) defaults or deferrals of scheduled interest, principal or dividend payments, (4) external credit ratings and recent downgrades and (5) our intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. If a decline is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

The following table shows the gross unrealized losses and fair value of the our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Less Than 12 Months		12 months or Greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2008
Mortgage-Backed	$6,034	$769	$—	$—	$6,034	$769
Municipals	10,525	408	—	—	10,525	408
Other	16	109	—	—	16	109

Totals	$16,575	$1,286	$—	$—	$16,575	$1,286

The unrealized loss position in mortgage-backed securities is primarily isolated to five private label CMOs. These securities are all Moody rated AAA bonds. The unrealized loss is primarily due to rising long-term interest rates subsequent to purchase and in the case of private label CMOs, additional credit spread widening since purchase. One security has a $545 thousand, or 18%, unrealized loss. The loan to value on the underlying mortgages of this bond is under 70% and the average credit score of the underlying mortgage borrowers was 740. We believe the five CMOs with unrealized losses remain high quality investment grade securities with appropriate credit quality and collateral strength. Based on results of our impairment assessment, we consider the unrealized loss at December 31, 2008 to be temporary.

The unrealized loss position in the municipal securities is primarily a result of rising long-term interest rates and additional credit spread widening subsequent to purchase. Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Based on results of our impairment assessment, we consider the unrealized loss at December 31, 2008 to be temporary.

The unrealized loss position in the Other securities category is in two trust preferred security pools. The unrealized loss is primarily a result of a decline in demand for trust preferred securities as a result of the disruptions in the financial markets and widening of credit spread. Both securities are A+ rated by Fitch and passed the stress test for credit quality and collateral strength. Based on results of our impairment assessment, we consider the unrealized loss at December 31, 2008 to be temporary.

As of December 31, 2008, we owned securities from issuers in which the aggregate book value from such issuers exceeded 10% of our stockholders’ equity. As of year-end 2008, the book value and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$25,424	$26,106
Federal Home Loan Mortgage Corporation	$54,011	$52,485

As of December 31, 2008 and 2007, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions. At December 31, 2008 and 2007, we had no federal funds sold.

Deposits and Other Borrowings

Deposits increased by $173.7 million, or 19%, from year-end 2007 to year-end 2008 due to growth in brokered deposits, which replaced overnight borrowings. At December 31, 2007, overnight borrowings totaled $103.8 million while brokered deposits totaled $63.7 million. At December 31, 2008, overnight borrowings declined by $89.8 million to $14.0 million as brokered deposits increased $193.4 million to $257.1 million. The high level of overnight borrowings at the end of 2007 was planned to take advantage of the anticipated rate decreases in 2008 and to offset a portion of our asset sensitivity. During the fourth quarter of 2008, we significantly reduced our exposure to overnight borrowings by replacing them with brokered deposits. We did this in order to improve our contingent liquidity funding plan by increasing our overnight collateralized borrowing capacity at the FHLB. During 2008, in addition to brokered certificates of deposits, we initiated brokered money market and NOW accounts as well as implementing Certificate of Deposit Account Registry Service® (CDARS®). CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, as a member bank, we have the opportunity to purchase or sell one-way time deposits. At year-end 2008, our CDARS® balance consisted of $33.5 million in one-way buy deposits and $3.6 million in our customers’ reciprocal accounts. Brokered deposits at December 31, 2008 and 2007, were as follows:

Brokered Deposits

	2008	2007
	(in thousands)
Brokered certificates of deposits	$141,172	$63,731
Brokered money market accounts	78,559	—
Brokered NOW accounts	203	—
CDARS®	37,164	—

	$257,098	$63,731

Core deposits, including retail CDs, remained flat from year-end 2007 to year-end 2008. We consider our retail CDs to be a stable source of funding because they are in-market, relationship-oriented deposits. Savings and money market accounts increased $19.9 million, which was fully offset by declines in other core deposit categories. Core deposit growth is an important tenet to our business strategy. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, we plan to continue our de novo branch growth model, including the planned opening of our Hixson (Chattanooga), Tennessee branch in the second quarter of 2009. We anticipate core deposits to grow in 2009.

The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2008.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 or more	$64,094	$37,987	$72,783	$31,638
Brokered certificates of deposit	$24,361	$33,774	$42,184	$40,853
CDARS®	$17,187	$97	$12,148	$7,732

At December 31, 2008 and 2007, we had securities sold under repurchase agreements with commercial checking customers of $16.0 million and $23.5 million, respectively. We also had a structured repurchase agreement with another financial institution of $10.0 million at December 31, 2008. This agreement has a five year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement was callable on November 6, 2008, the first anniversary, and quarterly thereafter. The stated maturity is November 2012.

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

The terms of our overnight borrowings, FHLB advances and other borrowing as of December 31, 2008 are as follows:

FHLB Advances and Other Borrowings

Maturity Year	Origination Date		Type	Principal	Original Term	Rate	Maturity
				(in thousands)
2009	12/31/2008		Federal Funds Purchased	$14,020	Overnight	1.00%	1/2/2009
2009	1/26/2006	*	FHLB fixed rate advance	2,667	48 months	4.11%	1/26/2009
2011	6/18/1996	*	FHLB fixed rate advance	1	180 months	7.70%	7/1/2011
2011	9/16/1996	*	FHLB fixed rate advance	2	180 months	7.50%	10/1/2011
2012	9/9/1997	*	FHLB fixed rate advance	3	180 months	7.05%	10/1/2012
2015	1/5/1995		Fixed rate mortgage	104	240 months	7.50%	1/5/2015

Aggregate composite rate	1.50%
Overnight rate	1.00%
48 month composite rate	4.11%
180 month composite rate	7.34%
240 month composite rate	7.50%

*	Assumed as part of the acquisition of Jackson Bank.

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and federal funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2008, our cumulative one-year gap was a negative (or liability sensitive) $188.2 million, or 16% of total earning assets. At December 31, 2007, our cumulative one-year gap was a negative (or liability sensitive) $76.1 million, or 7.0% of total earning assets. The increase is primarily related to our loan portfolio extending combined with an increase in short-term time deposits.

The following “gap” analysis provides information based on maturities. The “Interest Rate Risk Income Sensitivity Summary” table, located in Item 7A, incorporates additional assumptions, including prepayments on loans and securities and reinvestments of paydowns and maturities of loans, investments, and deposits. Incorporating the additional assumptions, we remain asset sensitive. We believe the Income Sensitivity Summary table located in Item 7A provides a more accurate analysis related to interest rate risk.

The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2008. Variable rate loans are shown in the category of due “one to three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 33% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2008
	Within Three Months	After Three Months but Within One Year	After One but Within Five Years	After Five Years and Non-rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$818	$100	$—	$—	$918
Federal funds sold	—	—	—	—	—
Securities	932	2,469	49,924	85,980	139,305
Mortgage loans held for sale	1,609	—	—	—	1,609
Loans	342,432	151,616	453,927	62,000	1,009,975

Total interest earning assets	345,791	154,185	503,851	147,980	1,151,807

Interest bearing liabilities:
Demand deposits	3,377	3,377	54,648	—	61,402
MMDA deposits	19,327	19,327	78,478	—	117,132
Savings deposits	3,413	3,413	27,301	—	34,127
Time deposits	172,782	341,733	120,301	—	634,816
Brokered MMDA	78,762	—	—	—	78,762
Fed funds purchased/repos	40,036	—	—	—	40,036
Other borrowings	2,667	—	—	110	2,777

Total interest bearing liabilities	320,364	367,850	280,728	110	969,052
Noninterest bearing sources of funds	—	—	—	182,755	182,755

Interest sensitivity gap	$25,427	$(213,665)	$223,123	$(34,885)	$—

Cumulative sensitivity gap	$25,427	$(188,238)	$34,885	$—	$—

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on management service fees and dividends from FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $1.3 million as of

December 31, 2008, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, including dividends, and holding company reporting and operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At December 31, 2008, our consolidated liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to liabilities divided by short-term funding liabilities less liabilities pledged by securities) was 13% (excluding anticipated loan repayments). Three, six, nine and twelve months earlier on September 30th, June 30th, March 31st and December 31st, our liquidity ratios were 11%, 12%, 13% and 13%, respectively. We anticipate our liquidity ratio to average around 13% for 2009.

As a member of the FHLB, FSGBank has attained short and long-term borrowing capability secured by a blanket lien on its qualifying 1-4 family first mortgage loan portfolio and qualifying commercial real estate loan portfolio. As of December 31, 2008, the outstanding term borrowings were $2.7 million. FSGBank also used its borrowing capacity at the FHLB to purchase a $9.0 million letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. Additionally, FSGBank could increase its borrowing capacity at the FHLB, subject to more stringent collateral requirements, by pledging loans other than 1-4 family first mortgage and commercial real estate loans. As of December 31, 2008, our unused borrowing capacity (using 1-4 family first mortgage and commercial real estate loans) at the FHLB was $131.1 million compared to $34.0 million at year-end 2007. In the second half of 2008, we deliberately improved our collateralized borrowing capacity at the FHLB due to the recession and our desire to enhance our contingent funding sources. The FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral file has exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $78.0 million at December 31, 2008 under which it can borrow funds to meet short-term liquidity needs. The federal funds lines in use at year-end totaled $14.0 million. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of year-end, we had $10.6 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. We may also pledge investment securities against a line of credit at a commercial bank as an additional source of short-term funding. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business.

We utilize brokered deposits to provide an additional source of funding for loan growth. As of December 31, 2008, we had $141.2 million in brokered CDs outstanding with a weighted average remaining life of approximately 11 months, a weighted average coupon rate of 3.42% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.68%. Additionally, we had $78.8 million in brokered money market accounts. Our CDARS® product had $37.2 million at December 31, 2008, with a weighted average coupon rate of 2.96% and a weighted average remaining life of approximately 8 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Management believes that our liquidity sources are adequate to meet our operating needs. Subsequently to year-end, we applied to the Federal Reserve discount window as an abundance of caution due to the current economic climate. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $278.0 million at year-end. The following table illustrates our significant contractual obligations at December 31, 2008 by future payment period.

Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit(1)	$456,480	$384,764	$65,398	$6,318	$—
Brokered certificates of deposit(1)	141,172	100,319	38,307	2,546	—
CDARS®(1)	37,164	29,432	7,732	—	—
Federal funds purchased and securities sold under agreements to repurchase(2)	40,036	40,036	—	—	—
FHLB borrowings	2,673	2,667	3	3	—
Operating lease obligations(3)	4,498	981	1,374	494	1,649
Note payable(4)	104	14	31	37	22

Total	$682,127	$558,213	$112,845	$9,398	$1,671

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

Net cash provided by operations in 2008 total $14.2 million compared to net cash provided by operations of $21.6 million and $21.6 million for 2007 and 2006, respectively. Cash flows from operations in 2008 were reduced due to lower net income and a decrease in other liabilities, partially offset by an increase in provision expense. Net cash used in investing activities decreased to $83.0 million in 2008 as compared to $86.3 million and $108.1 million in 2007 and 2006, respectively. The decrease in 2008 can be attributed to a reduction in net loan originations and principal collections. The decrease in 2007 can be attributed to the investment securities portfolio, including the $27.0 million in investment securities sales and reduced purchases. Net cash provided by financing activities was $64.6 million in 2008 compared to $64.0 million and $72.8 million in 2007 and 2006, respectively. During 2008, we replaced our overnight borrowings and federal funds purchased with brokered deposits. Brokered deposits were our primary source of funding loan growth in 2008.

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

The following table compares the required capital ratios maintained by First Security and FSGBank.

Capital Ratios

December 31, 2008	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%	4.0%	9.9%	9.4%
Total capital to risk adjusted assets	10.0%	8.0%	11.1%	10.7%
Leverage ratio	5.0%	4.0%	8.7%	8.3%

December 31, 2007	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%	4.0%	10.8%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.8%	11.2%
Leverage ratio	5.0%	4.0%	9.7%	9.2%

Effect of Governmental Policies

We are affected by the policies of regulatory authorities, including the Federal Reserve Board, the OCC and the FDIC. An important function of the Federal Reserve Board is to regulate the national money supply.

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

The monetary policies of the Federal Reserve Board and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels or loan demand or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

The FDIC’s initiative to increase the Deposit Insurance Fund through increased recurring FDIC insurance assessments as well as an additional one-time assessment for as of June 30, 2009 will have a significant negative impact on the financial results of all banks.

Legislation is from time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies that could affect our business. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which our business may be affected thereby.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2008 and 2007, was as follows:

	2008	2007
	(in thousands)
Commitments to Extend Credit	$278,011	$304,187
Standby Letters of Credit	$21,880	$16,923

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

Recent Accounting Developments

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. We applied the guidance in FSP FAS 157-3 in its fair value measurements as of September 30, 2008 and the effects of adoption were not material to our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures related to derivatives accounted for in accordance with SFAS No. 133 and reconsiders existing disclosure requirements for such derivatives and any related hedging items. The disclosures provided in SFAS 161 will be required for both interim and annual reporting periods. SFAS 161 is effective prospectively for quarterly interim periods beginning after November 15, 2008. We are currently assessing the effects of adopting SFAS 161.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Cost such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that this issuance will have on our consolidated financial statements; however, we anticipate that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well. We early adopted SFAS 159 effective January 1, 2007. Note 16 of our consolidated financial statements provides further information.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted. We adopted SFAS 157 effective January 1, 2007. Note 16 of our consolidated financial statements provides further information.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a significant impact on our consolidated financial statements.

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

Market risk, with respect to First Security, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to the risks inherent to foreign currency. Additionally, as of December 31, 2008, we had no trading assets that exposed us to the risks in market changes.

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

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $5.8 million or 13%, as a result of a 200 basis point decline in rates. The model also predicts a $4.7 million increase in net interest income, or 10%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by our guidelines. The following chart reflects First Security’s sensitivity to changes in interest rates as of December 31, 2008. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in similar instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(dollar amounts in thousands)
Net interest income	$39,465	$45,227	$49,917
$ change net interest income	(5,762)	—	4,690
% change net interest income	(12.74)%	0.00%	10.37%

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

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Security Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009, expressed an unqualified opinion on the effectiveness of First Security Group, Inc. and subsidiary’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 13, 2009

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(in thousands, except share data)
ASSETS
Cash and Due from Banks	$23,222	$27,394
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—

Cash and Cash Equivalents	23,222	27,394

Interest Bearing Deposits in Banks	918	296

Securities Available-for-Sale	139,305	131,849

Loans Held for Sale (at fair value for 2008)	1,609	4,396
Loans	1,009,975	948,709

Total Loans	1,011,584	953,105
Less: Allowance for Loan and Lease Losses	17,385	10,956

	994,199	942,149

Premises and Equipment, net	33,808	34,751

Goodwill	27,156	27,156

Intangible Assets	2,404	3,200

Other Assets	55,215	45,160

TOTAL ASSETS	$1,276,227	$1,211,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits—
Noninterest Bearing Demand	$150,047	$159,790
Interest Bearing Demand	61,402	62,637
Savings and Money Market Accounts	151,259	131,352
Certificates of Deposit of less than $100 thousand	249,978	259,628
Certificates of Deposit of $100 thousand or more	206,502	225,491
Brokered Deposits	257,098	63,731

Total Deposits	1,076,286	902,629
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	40,036	62,286
Security Deposits	2,078	2,799
Other Borrowings	2,777	80,459
Other Liabilities	10,806	16,089

Total Liabilities	1,131,983	1,064,262

STOCKHOLDERS’ EQUITY
Preferred Stock—no par value—10,000,000 shares authorized for 2008 and none for 2007; no shares issued for 2008	—	—
Common Stock—$.01 par value—50,000,000 shares authorized for 2008 and 2007; 16,419,883 shares issued for 2008 and 16,774,728 shares issued for 2007	114	116
Paid-In Surplus	111,777	114,631
Unallocated ESOP Shares	(5,944)	(4,310)
Retained Earnings	32,387	34,279
Accumulated Other Comprehensive Income	5,910	2,977

Total Stockholders’ Equity	144,244	147,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,276,227	$1,211,955

The accompanying notes are an integral part of the financial statements

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006
INTEREST INCOME
Loans, including fees	$69,846	$77,288	$67,972
Debt Securities—taxable	4,588	4,473	5,253
Debt Securities—non-taxable	1,605	1,628	1,596
Other	49	134	306

Total Interest Income	76,088	83,523	75,127

INTEREST EXPENSE
Interest Bearing Demand Deposits	327	536	589
Savings Deposits and Money Market Accounts	2,285	3,168	2,861
Certificates of Deposit of less than $100 thousand	10,549	13,021	10,417
Certificates of Deposit of $100 thousand or more	9,310	11,147	8,378
Brokered Deposits	4,809	3,711	3,649
Other	3,581	3,018	1,251

Total Interest Expense	30,861	34,601	27,145

NET INTEREST INCOME	45,227	48,922	47,982
Provision for Loan and Lease Losses	15,753	2,155	2,184

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	29,474	46,767	45,798

NONINTEREST INCOME
Service Charges on Deposit Accounts	5,284	5,199	4,843
Gain (Loss) on Sales of Available-for-Sale Securities	146	(168)	(197)
Other-than-Temporary Impairment of Securities	—	(584)	—
Other	6,252	6,853	5,971

Total Noninterest Income	11,682	11,300	10,617

NONINTEREST EXPENSES
Salaries and Employee Benefits	21,577	22,836	22,108
Expense on Premises and Equipment, net of rental income	6,564	6,807	6,613
Other	12,241	11,798	11,296

Total Noninterest Expenses	40,382	41,441	40,017

INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	774	16,626	16,398
Income Tax (Benefit) Provision	(587)	5,270	5,286

NET INCOME	$1,361	$11,356	$11,112

NET INCOME PER SHARE:
Net Income Per Share—Basic	$0.08	$0.67	$0.64
Net Income Per Share—Diluted	$0.08	$0.66	$0.63
Dividends Declared Per Common Share	$0.20	$0.20	$0.13

The accompanying notes are an integral part of the financial statements

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Common Stock		Paid-In Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
BALANCE—December 31, 2005	17,654	$122	$122,545	$17,392	$(1,579)	$(91)	$138,389
Issuance of Common Stock	25		254			(5,471)	(5,217)
Issuance of Common Stock to ESOP	170	1	1,876				1,877
Comprehensive income—
Net Income				11,112			11,112	$11,112
Change in Net Unrealized (Loss):
Securities Available-for-Sale, net of tax and reclassification adjustments					708		708	708

Total Comprehensive income								$11,820

Dividends Paid				(2,167)			(2,167)
Stock-based Compensation			455				455
ESOP Allocation			80			468	548
Repurchase and Retirement of Common Stock (87,420 shares)	(87)		(917)				(917)

BALANCE—December 31, 2006	17,762	123	124,293	26,337	(871)	(5,094)	144,788
Issuance of Common Stock	13		96				96
Comprehensive income—
Net Income				11,356			11,356	$11,356
Change in Net Unrealized (Loss) Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments					1,431		1,431	1,431
Fair value of Derivatives, net of tax and reclassification adjustments					2,417		2,417	2,417

Total Comprehensive income								$15,204

Dividends Paid				(3,414)			(3,414)
Stock-based Compensation			633				633
ESOP Allocation			(10)			784	774
Repurchase and Retirement of Common Stock (1,000,000 shares)	(1,000)	(7)	(10,381)				(10,388)

BALANCE—December 31, 2007	16,775	116	114,631	34,279	2,977	(4,310)	147,693
Issuance of Common Stock	4		—				—
Comprehensive income—
Net Income				1,361			1,361	$1,361
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments					598		598	598
Fair value of Derivatives, net of tax and reclassification adjustments					2,335		2,335	2,335

Total Comprehensive income								$4,294

Dividends Paid				(3,253)			(3,253)
Stock-based Compensation			584				584
ESOP Allocation			(637)			1,399	762
ESOP Purchases of Common Stock						(3,033)	(3,033)
Repurchase and Retirement of Common Stock (358,495 shares)	(359)	(2)	(2,801)				(2,803)

BALANCE—December 31, 2008	16,420	$114	$111,777	$32,387	$5,910	$(5,944)	$144,244

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,361	$11,356	$11,112
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Provision for Loan and Lease Losses	15,753	2,155	2,184
Amortization, net	829	1,080	1,471
Stock-Based Compensation	584	633	455
401(k) and ESOP Match Compensation	762	774	548
Depreciation	2,450	2,688	2,489
Gain on Sale of Premises and Equipment	(7)	(56)	(60)
Gain on Sale of Other Real Estate and Repossessions, Leased Equipment and Corporate Stock, net	(195)	(65)	(348)
Write-down of Other Real Estate and Repossessions	985	871	407
Other-than-Temporary Impairment of Securities	—	584	—
(Gain) Loss on the Sale of Available-for-Sale Securities	(146)	168	197
Accretion of Fair Value Adjustment, net	(334)	(512)	(878)
Accretion of Cash Flow Swaps	(1,340)	(25)	—
Accretion of Terminated Cash Flow Swaps	(597)	(205)	—
Deferred Income Taxes	(3,224)	(1,553)	676
Changes in Operating Assets and Liabilities—
Decrease (Increase) in—
Loans Held for Sale	2,787	3,128	3,280
Interest Receivable	1,152	(378)	(917)
Other Assets	(1,912)	(90)	(1,542)
(Decrease) Increase in—
Interest Payable	(1,076)	891	2,792
Other Liabilities	(3,599)	202	(236)

Net Cash Provided by Operating Activities	14,233	21,646	21,630

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale Securities—
Maturities, Prepayments and Calls	17,304	17,373	23,558
Sales	13,126	27,045	9,791
Purchases	(36,868)	(21,187)	(30,465)
Net Change in Interest Bearing Deposits in Banks	(622)	185	672
Loan Originations and Principal Collections, net	(78,320)	(113,956)	(107,589)
Proceeds from Interim Settlements of Cash Flow Swaps, net	955	—	—
Proceeds from Termination of Cash Flow Swaps	—	2,010	—
Proceeds from Sale of Premises and Equipment	113	328	587
Proceeds from Sale of Other Real Estate Owned and Repossessions	3,208	4,016	3,033
Additions to Premises and Equipment	(1,613)	(1,876)	(7,425)
Capital Improvements to Repossessions and Other Real Estate	(310)	(265)	(254)

Net Cash Used in Investing Activities	(83,027)	(86,327)	(108,092)

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	173,643	(19,387)	60,600
Net (Decrease) Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(22,250)	41,435	3,957
Net (Decrease) Increase of Other Borrowings	(77,682)	55,621	14,688
Proceeds from Exercise of Stock Options	—	96	255
Repurchase and Retirement of Common Stock	(2,803)	(10,388)	(917)
Purchase of ESOP Shares	(3,033)	—	(5,471)
Proceeds from Sale of Stock to ESOP	—	—	1,877
Dividends Paid on Common Stock	(3,253)	(3,414)	(2,167)

Net Cash Provided by Financing Activities	64,622	63,963	72,822

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(4,172)	$(718)	$(13,640)
CASH AND CASH EQUIVALENTS—beginning of year	27,394	28,112	41,752

CASH AND CASH EQUIVALENTS—end of year	$23,222	$27,394	$28,112

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common Stock Pursuant to Incentive Plan	$—	$—	$182
Foreclosed Properties and Repossessions	$10,128	$6,745	$4,835
Purchase Accounting Adjustment to Goodwill	$—	$—	$178
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$31,937	$35,492	$24,353
Income Taxes Paid	$5,548	$4,568	$6,450

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

CASH AND CASH EQUIVALENTS—For the purpose of presentation in the consolidated statements of cash flows, the Company considers all cash and amounts due from depository institutions to be cash equivalents. The Bank is required to maintain noninterest bearing average reserve balances with the Federal Reserve Bank.

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

LOANS HELD FOR SALE—Loans held for sale include residential mortgage loans originated for sale into the secondary market. Loans held for sale are recorded at either the lower of cost or fair value, applied on a loan-by-loan basis, or fair value if elected to be accounted under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Origination fees and costs for loans held for sale recorded at the lower of cost or fair value are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for newly-originated loans held for sale that are recorded at fair value under SFAS 159. Adjustments to reflect unrealized gains and losses resulting from changes in fair value under SFAS 159 and realized gains and losses upon ultimate sale are classified as noninterest income in the Consolidated Statements of Income.

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

The allowance is increased by charges to income (provision for loan and lease losses) and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, strength of credit risk management systems, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The allowance for loan and lease losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company periodically analyzes the loan and lease portfolios in an effort to establish an allowance that it believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, the Company reviews the size, quality and risk of loans and leases in the portfolio. The Company also, on at least a quarterly basis, considers such factors as:

•	the Company’s loan loss experience;

•	the amount of past due and nonperforming loans;

•	specific known risks;

•	the status of nonperforming assets;

•	underlying estimated values of collateral securing loans;

•	current economic conditions; and

•	other factors which management believes affect the allowance for potential credit losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance is prepared by the Company and is presented to the credit committee of the board of directors on a regular basis.

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

GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill represents the cost in excess of the fair value of the net assets acquired. Other intangible assets represent identified intangible assets including premiums paid for acquisitions of core deposits (core deposit intangibles), license fees and covenants not to compete, which are amortized over their estimated useful lives, except the core deposit intangible, which is amortized over a 10 year period.

Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. On an annual basis or earlier if an event or circumstances warrant, the Company tests goodwill for impairment. The Company is assisted by an independent valuation firm in conducting the impairment assessment. As of December 31, 2008 and 2007, no impairment of goodwill was recognized.

FORECLOSED PROPERTIES AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. At December 31, 2008 and 2007, the Company had $7,145 thousand and $2,452 thousand of foreclosed properties, respectively, and $1,680 thousand and $1,834 thousand of other repossessed items, respectively.

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

ADVERTISING COSTS—Advertising costs are charged to expense when incurred. The Company expensed $372 thousand, $456 thousand and $437 thousand in 2008, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION—Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (SFAS 123(R)) utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123 (R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123 (R).

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2008, the Company has not entered into a transaction in a dealer capacity.

When a derivative is intended to be a qualifying hedged instrument, the Company prepares written hedge documentation that designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

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

FAIR VALUE—The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under SFAS 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS 157 and FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, when applicable.

In accordance with SFAS 157, the Company applied the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

When determining the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets and liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. When certain assets and liabilities are not actively traded in observable markets, the Company must use alternative valuation techniques to derive a fair value measurement.

RECLASSIFICATIONS—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS—In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company applied the guidance in FSP FAS 157-3 in its fair value measurements as of September 30, 2008 and the effects of adoption were not material to the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures related to derivatives accounted for in accordance with SFAS No. 133 and reconsiders existing disclosure requirements for such derivatives and any related hedging items. The disclosures provided in SFAS 161 will be required for both interim and annual reporting periods. SFAS 161 is effective prospectively for quarterly interim periods beginning after November 15, 2008. The Company is currently assessing the effects of adopting SFAS 161.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Cost such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its consolidated financial statements; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS 159 requires that assets and liabilities that are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities that are measured using another measurement attribute. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 was effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well. The Company early adopted SFAS 159 effective January 1, 2007. Note 16 provides further information.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2007. Note 16 provides further information.

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

In November 2005, the FASB issued a FSP on SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. This FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment of a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2—SECURITIES

Investment Securities by Type

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
December 31, 2008
Debt Securities—
Federal Agencies	$8,500	$245	$—	$8,745
Mortgage-Backed	85,878	2,086	769	87,195
Municipals	43,053	704	408	43,349
Other	125	—	109	16

Total	$137,556	$3,035	$1,286	$139,305

Securities Available-for-Sale
December 31, 2007
Debt Securities—
Federal Agencies	$26,124	$349	$—	$26,473
Mortgage-Backed	61,720	408	181	61,947
Municipals	42,971	329	57	43,243
Other	186	—	—	186

Total	$131,001	$1,086	$238	$131,849

Proceeds from sales of securities available-for-sale totaled $13,126 thousand, $27,045 thousand and $9,791 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Gross realized gains from sales of securities were $146 thousand for the year ended December 31, 2008. Gross realized losses from sales of securities available-for-sale for the years ended December 31, 2007 and 2006 were $168 thousand and $197 thousand, respectively.

At December 31, 2008 and 2007, federal agencies, municipals and mortgage-backed securities with a carrying value of $18,143 thousand and $12,759 thousand, respectively, were pledged to secure public deposits. At December 31, 2008 and 2007, the carrying amount of securities pledged to secure repurchase agreements was $46,829 thousand and $36,397 thousand, respectively.

Maturity of Securities

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2008, are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within 1 Year	$857	$864
Over 1 Year through 5 Years	17,310	17,684
5 Years to 10 Years	27,394	27,764
Over 10 Years	6,117	5,798

	51,678	52,110
Mortgage-Backed Securities	85,878	87,195

Total	$137,556	$139,305

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	Less Than 12 Months		12 months or Greater			Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
	(in thousands)
December 31, 2008
Federal Agencies	$—	$—	$—	$—		$—	$—
Mortgage-Backed	6,034	769	—	—		6,034	769
Municipals	10,525	408	—	—		10,525	408
Other	16	109	—	—		16	109

Totals	$16,575	$1,286	$—	$—		$16,575	$1,286

December 31, 2007
Federal Agencies	$—	$—	$999	$—	[1]	$999	$—
Mortgage-Backed	3,425	5	17,943	176		21,368	181
Municipals	2,585	14	6,600	43		9,185	57

Totals	$6,010	$19	$25,542	$219		$31,552	$238

[1]	The unrealized losses for Federal Agencies total less than one thousand dollars.

As of December 31, 2008, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that the Company will be unable to recover the cost of an investment. The impairment assessment takes into consideration factors such as (1) the length of time and the extent to which the market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry, (3) defaults or deferrals of scheduled interest, principal or dividend payments, (4) external credit ratings and recent downgrades and (5) the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. If a decline is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

The unrealized loss positions in the private label mortgage-backed securities and municipal securities are primarily a result of rising long-term interest rates and widening credit spreads subsequent to purchase. The unrealized loss in trust preferred securities is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The private label mortgage-backed securities are Moody rated AAA and the trust preferred securities are Fitch rated A+ bonds. Based on results of the Company’s impairment assessment, the unrealized losses at December 31, 2008 are considered temporary.

The Company recognized a charge to earnings for other-than-temporary impairment of securities of $584 thousand during the first quarter of 2007. The other-than-temporary impairment charge represents the loss position of securities that were sold in April 2007. The factors considered for the securities impairment test included (1) the continuing loss positions, (2) the change in the intent of the holding period and (3) the sale of the securities after the first quarter balance sheet date but prior to the filing of the March 31, 2007 Form 10-Q on May 10, 2007. The second quarter 2007 sale resulted in a loss of $168 thousand. Combined, the first quarter impairment and second quarter loss totaled $752 thousand.

NOTE 3—LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	2008	2007
	(in thousands)
Loans Secured by Real Estate—
Residential 1-4 Family	$296,454	$262,373
Commercial	234,630	211,931
Construction	194,603	216,583
Multi-Family and Farmland	34,273	17,887

	759,960	708,774
Commercial Loans	157,906	138,015
Consumer Installment Loans	58,296	63,156
Leases, Net of Unearned Income	30,873	41,587
Other	4,549	1,573

Total Loans	1,011,584	953,105
Allowance for Loan and Lease Losses	(17,385)	(10,956)

Net Loans	$994,199	$942,149

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing were as follows:

	2008	2007
	(in thousands)
Lease Payments Receivable	$35,017	$47,486
Estimated Residual Value of Leased Assets	1,153	1,784

Gross Investment in Lease Financing	36,170	49,270
Unearned Income	(5,297)	(7,683)

Net Investment in Lease Financing	$30,873	$41,587

At December 31, 2008, the minimum future lease payments to be received were as follows:

(in thousands)
2009	$16,047
2010	9,961
2011	5,690
2012	2,170
2013 and After	1,149

Total Lease Payments Receivable	$35,017

The following table presents an analysis of the allowance for loan and lease losses. The provision expense for loan and lease losses in the table does not include the Company’s provision accrual for unfunded commitments of $24 thousand, $40 thousand and $120 thousand as of December 31, 2008, 2007 and 2006, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets.

	2008	2007	2006
	(in thousands)
Allowance for Loan and Lease Losses—beginning of year	$10,956	$9,970	$10,121
Provision Expense for Loan and Lease Losses	15,729	2,115	2,064
Loans Charged Off	(9,519)	(1,867)	(2,721)
Loan Loss Recoveries	219	738	506

Allowance for Loan and Lease Losses—end of year	$17,385	$10,956	$9,970

Impaired loans, which are recognized in conformity with FASB Statement No. 114 as amended by FASB No. 118, were $14,684 thousand and $6,431 thousand at December 31, 2008 and 2007, respectively. Nonaccrual loans were $18,453 thousand and $3,372 thousand at December 31, 2008 and 2007, respectively. Loans past due 90 days or more and still accruing interest as of December 31, 2008 and 2007, were not significant. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

At December 31, 2008, the Company had $431,364 thousand of loans pledged to secure borrowings from the Federal Home Loan Bank of Cincinnati. The loans pledged included commercial real estate loans and residential first mortgage loans.

The Company has entered into transactions with certain directors, executive officers and significant stockholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2008 and 2007 was $4,351 thousand and $6,238 thousand, respectively. New loans made to such related parties amounted to $540 thousand and principal and interest payments amounted to $2,723 thousand for 2008. New loans made to such related parties amounted to $3,255 thousand and principal and interest payments amounted to $923 thousand for 2007. At December 31, 2008, unused lines of credit to these related parties totaled $2,099 thousand.

NOTE 4—PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2008	2007
	(in thousands)
Land and Improvements	$10,646	$9,560
Buildings and Improvements	24,924	24,853
Equipment	13,704	14,252

Premises and Equipment-Gross	49,274	48,665
Accumulated Depreciation	(15,466)	(13,914)

Premises and Equipment-Net	$33,808	$34,751

The amount charged to operating expenses for depreciation was $2,450 thousand for 2008, $2,688 thousand for 2007 and $2,489 thousand for 2006.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows:

	2008	2007
	(in thousands)
Goodwill—beginning of year	$27,156	$27,156
Goodwill Acquired	—	—
Goodwill Impairment	—	—

Goodwill—end of year	$27,156	$27,156

The Company has other intangible assets in the form of core deposit intangibles, license fee agreements related to operating Latino branches and a non-compete agreement associated with the acquisition of Jackson Bank. The core deposit intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. The license fee and non-compete agreement were fully amortized during 2008. A summary of other intangible assets is as follows:

	2008	2007
	(in thousands)
Other Intangible Assets—Gross	$8,066	$8,066
Less: Accumulated Amortization and Impairment	5,662	4,866

Other Intangible Assets—Net	$2,404	$3,200

The gross carrying amount and accumulated amortization (which includes the impact of an impairment on the license fee) for core deposit intangibles, license fees and the non-compete agreement were $7,041 thousand and $4,637 thousand, $500 thousand and $500 thousand and $525 thousand and $525 thousand, respectively at December 31, 2008. The gross carrying amount and accumulated amortization for core deposit intangibles, license fees and non-compete agreement were $7,041 thousand and $4,035 thousand, $500 thousand and $408 thousand and $525 thousand and $423 thousand, respectively at December 31, 2007.

Amortization expense on other intangible assets was $796 thousand in 2008, $985 thousand in 2007 and $1,246 thousand in 2006. Amortization expense related to all other intangible assets for the years 2009 through 2013 is estimated to be approximately $2,073 thousand.

NOTE 6—DEPOSITS

The aggregate amount of time deposits of $100 thousand or more was $206,502 thousand and $225,491 thousand at December 31, 2008 and 2007, respectively. Brokered deposits were $257,098 thousand and $63,731 thousand at December 31, 2008 and 2007, respectively, as follows:

	2008	2007
	(in thousands)
Brokered certificates of deposits	$141,172	$63,731
Brokered money market accounts	78,559	—
Brokered NOW accounts	203	—
CDARS®	37,164	—

Total	$257,098	$63,731

Brokered certificates of deposits issued in denominations of $100 thousand or more are participated out by the deposit brokers in shares of $100 thousand or less. Certificate of Deposit Account Registry Service (CDARS®) includes $33,535 thousand one-way buy deposits and $3,629 thousand in First Security customers’ reciprocal accounts.

Scheduled maturities of time deposits as of December 31, 2008, are as follows:

	Time Deposits	Brokered CDs	CDARS®	Totals
	(in thousands)
2009	$384,764	$100,319	$29,432	$514,515
2010	50,222	23,185	7,732	81,139
2011	15,176	15,122	—	30,298
2012	4,740	2,203	—	6,943
2013 and thereafter	1,578	343	—	1,921

Total	$456,480	$141,172	$37,164	$634,816

NOTE 7—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2008, the Company had lines of credit to purchase federal funds totaling $78,000 thousand with correspondent banks for short-term liquidity needs, of which approximately $63,980 thousand was available. The terms of each line of credit varies with respect to borrowing capacity and the duration of time for which the borrowing can be outstanding. At December 31, 2008, the Company had overnight federal funds purchased of $14,020 thousand that paid 1.00%.

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

At December 31, 2008 and 2007, the Company had securities sold under agreements to repurchase of $16,016 thousand and $23,506 thousand, respectively by commercial checking customers. The Company had a structured repurchase agreement with another financial institution of $10,000 thousand at December 31, 2008 and 2007. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $46,829 thousand and $36,397 thousand at December 31, 2008 and 2007, respectively. These agreements averaged $34,513 thousand and $27,260 thousand during 2008 and 2007, respectively. The maximum amounts outstanding at any month end during 2008 and 2007 were $44,911 thousand and $42,462 thousand, respectively. Interest expense on repurchase agreements totaled $835 thousand, $734 thousand and $395 thousand for the years ended 2008, 2007 and 2006, respectively.

The $10,000 thousand structured repurchase agreement has a five year term with a variable interest rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The contract was callable on November 6, 2008, the first anniversary date, and quarterly thereafter. The maturity date is November 6, 2012.

NOTE 8—OTHER BORROWINGS

Other borrowings at December 31, 2008, consist of long-term fixed rate advances from the Federal Home Loan Bank of Cincinnati (FHLB) totaling $2,673 thousand and a mortgage note totaling $104 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2008. Other borrowings at December 31, 2007, consisted of long-term fixed rate advances from the FHLB, totaling $5,342 thousand, an overnight advance of $75,000 thousand from the FHLB, federal funds purchased of $28,780 and a mortgage note totaling $117 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2007. Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances are secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances. Advances are also secured by the FHLB stock owned by the Company. As of December 31, 2008 and 2007, the Company had loans totaling $431,364 thousand and $383,934 thousand, respectively, pledged as collateral at the FHLB. At December 31, 2008, the Company’s remaining available borrowing capacity with the FHLB was approximately $131,148 thousand.

As a member of FHLB, the Company must own the FHLB stock equal to the greater of $500 or 1% of mortgage assets. Also, the Company may be required to own additional FHLB stock to ensure their stock balance is equal to or greater than 5% of outstanding advances. At December 31, 2008 and 2007, the Company owned FHLB stock totaling $4,123 thousand and $3,394 thousand, respectively.

The terms of FHLB advances and other borrowing as of December 31, 2008 are as follows:

Maturity Year	Origination Date		Type	Principal	Original Term	Rate	Maturity
				(in thousands)
2009	1/26/2006	*	FHLB fixed rate advance	$2,667	48 months	4.11%	1/26/2009
2011	6/18/1996	*	FHLB fixed rate advance	1	180 months	7.70%	7/1/2011
2011	9/16/1996	*	FHLB fixed rate advance	2	180 months	7.50%	10/1/2011
2012	9/9/1997	*	FHLB fixed rate advance	3	180 months	7.05%	10/1/2012
2015	1/5/1995		Fixed rate mortgage	104	240 months	7.50%	1/5/2015

*	Assumed as part of the acquisition of Jackson Bank.

NOTE 9—EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and restricted stock awards using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	2008	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net Income	$1,361	$11,356	$11,112

Denominator:
Weighted Average Basic Common Shares Outstanding	16,021	16,959	17,315
Effect of Diluted Securities:
Equivalent Shares Issuable upon Exercise of Stock Options and Restricted Stock Awards	122	334	365

Weighted Average Diluted Common Shares Outstanding	16,143	17,293	17,680

Net Income per Share:
Basic	$0.08	$0.67	$0.64
Diluted	$0.08	$0.66	$0.63

As of December 31, 2008, 2007 and 2006, there were 757 thousand, 343 thousand and 521 thousand stock options, respectively, that were not included in the computation of diluted earnings per share because the options were anti-dilutive under the treasury stock method. Under SFAS 123(R), options with an exercise price less than the average price can be anti-dilutive due to the inclusion of unamortized compensation. The anti-dilutive options expire between 2014 and 2018.

NOTE 10—LEASES

The Company leases bank branches and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2008, are as follows:

(in thousands)
2009	$981
2010	828
2011	546
2012	282
2013	212
Thereafter	1,649

Total Minimum Lease Commitments	$4,498

Rent expense totaled $1,000 thousand, $1,045 thousand and $1,178 thousand for the years ended 2008, 2007 and 2006, respectively.

NOTE 11—INCOME TAXES

The income tax (benefit) provision consists of the following:

	For the Years Ended
	2008	2007	2006
	(in thousands)
Current Provision	$2,637	$6,823	$4,610
Deferred (Benefit) Provision	(3,224)	(1,553)	676

Income Tax (Benefit) Provision	$(587)	$5,270	$5,286

Reconciliation of the income tax (benefit) provision to statutory rates is as follows:

	For the Years Ended
	2008	2007	2006
	(in thousands)
Federal Taxes at Statutory Tax Rate	$263	$5,719	$5,639
Tax Exempt Earnings on Securities	(546)	(554)	(543)
Tax Exempt Earnings on Bank Owned Life Insurance	(329)	(308)	(300)
Other, net	(22)	6	56
State Tax Provision, net of federal effect	47	407	434

Income Tax (Benefit) Provision	$(587)	$5,270	$5,286

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	2008	2007
	(in thousands)
Deferred Tax Assets
Allowance for Loan and Lease Losses	$6,193	$4,267
Salary Continuation Plan	656	430
Other Real Estate Owned	469	86
Other Intangible Assets	293	245
Acquisition Fair Value Adjustments	146	274
Deferred Loan Fees	144	190
Other Assets	161	82

Total Deferred Tax Assets	8,062	5,574

Deferred Tax Liabilities
Premises and Equipment	2,117	1,715
Derivative Cash Flow Swaps	2,037	632
Goodwill and Core Deposit Intangibles	1,506	1,483
Leasing Activities	976	1,168
Securities Available-for-Sale	596	288
FHLB and Banker’s Bank Stock	472	414
Gain on Business Combination	99	232
Other	155	106

Total Deferred Tax Liabilities	7,958	6,038

Net Deferred Tax Asset (Liability)	$104	$(464)

The Company evaluated its material tax positions as of December 31, 2008. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expense in the Company’s consolidated financial statements.

As of December 31, 2008, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit. However, changes in state and federal tax regulations could create a material uncertain tax position.

NOTE 12—401(k) AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401(k) and employee stock ownership plan (the Plan) covering employees meeting certain age and service requirements. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. During 2007, the Plan was amended with an effective date of January 1, 2008. With the amendment, the Company makes matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. The employer contribution is made in the form of Company common stock on a quarterly basis. The employee and employer contributions and earnings thereon are vested immediately. All prior employer contributions are 100% vested as of January 1, 2008. In its sole discretion at the end of the Plan year, the Company may make supplemental matching contributions or profit sharing contributions.

The Company recognized $708 thousand, $779 thousand and $678 thousand in expense under the Plan for 2008, 2007 and 2006, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.

The employee stock ownership (ESOP) portion of the Plan purchased shares of common stock with proceeds from advances of a loan from the Company. The loan between the Company and the Plan enabled the Plan to borrow up to $13,397 thousand until December 31, 2008. The loan was amended on January 28, 2009, and enables the Plan to borrow up to $12,745 thousand until December 31, 2009. The loan balance was $5,944 thousand and $4,310 thousand at December 31, 2008 and 2007, respectively. The loan has a term of 30 years, bears interest at 6.25% and requires annual payments. The loan is secured by the stock purchased by the Plan that has not been allocated to participant accounts. The Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution will first be used to repay the loan. As the loan is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares are allocated to the ESOP accounts of participants on a quarterly or annual basis. Cash dividends on financed shares will first be used to repay the acquisition loan. Cash dividends on allocated shares are payable to the participants in cash or reinvested in Company stock not later than 90 days from the end of the Plan year.

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The number of unallocated, committed to be released, and allocated shares are as follows:

	Unallocated shares	Committed to be released shares	Allocated shares	Compensation Expense
				(in thousands)
Shares as of December 31, 2005	9,500	—	—
Shares purchased by ESOP during 2006	490,500	—	—
Shares allocated for match during 2006	(47,547)	—	47,547	$548

Shares as of December 31, 2006	452,453	—	47,547
Shares allocated for match during 2007	(75,064)	—	75,064	$774

Shares as of December 31, 2007	377,389	—	122,611
Shares purchased by ESOP during 2008	451,876	—	—
Shares allocated for match during 2008	(119,102)	—	119,102	$762

Shares as of December 31, 2008	710,163	—	241,713

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2008, the market value of the 710,163 unallocated shares outstanding totaled $3,281 thousand. At December 31, 2007, the market value of the 377,389 unallocated shares outstanding totaled $3,389 thousand.

NOTE 13—LONG-TERM INCENTIVE PLAN

As of December 31, 2008, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

The 2002 Long-Term Incentive Plan was approved by the stockholders of the Company at the 2002 annual meeting and subsequently amended twice by the stockholders of the Company. The first amendment was approved at the 2004 annual meeting to increase the number of shares available for issuance under the 2002 LTIP to 768 thousand shares. The second amendment at the 2008 annual meeting increased the number of shares available for issuance under the 2002 LTIP to 1,518 thousand shares. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. Pursuant to the 2002 LTIP, the total number of shares of stock authorized for awards was 1,518 thousand, of which not more than 20% may be granted as awards of restricted stock. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at grant date, are 10% owners of the Company’s voting stock (10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement.

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

	2008	2007	2006
Expected dividend yield	2.30%	1.78%	1.56%
Expected volatility	21%	18%	18%
Risk-free interest rate	3.39%	5.06%	4.70%
Expected life of option	6.5 years	6.5 years	6.5 years
Grant date fair value	$1.79	$2.77	$2.82

The total intrinsic value of options exercised during 2008, 2007, and 2006 was zero, $43 thousand and $152 thousand, respectively. At December 31, 2008, there was $392 thousand unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 1.5 years.

The following is a summary of the status of stock options as of December 31, 2008, 2007, and 2006, and changes during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding—January 1, 2006	1,164	$7.35
Granted	281	11.28
Exercised	(36)	7.14
Forfeited	(46)	8.83

Outstanding—December 31, 2006	1,363	$8.12	7.08	$4,655

Exercisable—December 31, 2006	889	$6.88	5.90	$4,138

Outstanding—January 1, 2007	1,363	$8.12
Granted	40	11.26
Exercised	(12)	7.68
Forfeited	(12)	10.34

Outstanding—December 31, 2007	1,379	$8.19	6.16	$1,927

Exercisable—December 31, 2007	1,085	$7.47	5.48	$1,927

Outstanding—January 1, 2008	1,379	$8.19
Granted	112	8.75
Exercised	—	—
Forfeited	(26)	10.31

Outstanding—December 31, 2008	1,465	$8.20	5.35	$—	[1]

Exercisable—December 31, 2008	1,244	$7.87	4.77	$—	[1]

[1]	At December 31, 2008, the strike price of all outstanding options exceeded the share price resulting in no intrinsic value.

The Company recorded compensation expense of $472 thousand, $467 thousand and $382 thousand related to stock options for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, shares available for future grants to employees and directors under existing plans were 188 shares and 646 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

The Company recognized $112 thousand, $166 thousand and $24 thousand in 2008, 2007 and 2006, respectively, net of forfeitures related to restricted stock. As of December 31, 2008, unearned stock-based compensation of $84 thousand was associated with these awards. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during 2008 was $47 thousand.

The following table summarizes the restricted stock activity:

	2008		2007		2006
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested—beginning of period	15,310	$10.80	43,045	$10.40	57,624	$9.88
Granted	3,650	$9.08	—	—	16,000	$11.35
Vested	(9,870)	$9.87	(27,735)	$10.18	(4,455)	$9.50
Forfeited	—	—	—	—	(26,124)	$10.00

Nonvested—end of period	9,090	$10.44	15,310	$10.80	43,045	$10.40

The 2008 and 2006 restricted stock awards vest in equal installments on each of the first three anniversaries of the date of grant.

NOTE 14—STOCKHOLDERS’ EQUITY

During 2008, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount	Payment Date
			(in thousands)
February 7, 2008	$0.05	March 3, 2008	$821	March 17, 2008
April 23, 2008	$0.05	June 2, 2008	$821	June 16, 2008
July 23, 2008	$0.05	September 1, 2008	$823	September 16, 2008
October 22, 2008	$0.05	December 1, 2008	$788	December 16, 2008

The Board of Directors has authorized the Company to repurchase shares of its common stock in open market transactions. The following summarizes the repurchase plans that were active in 2008:

Plan Name	Announcement Date	Completion Date	Authorized Shares		Repurchased Shares	Average Price
November 2007 Repurchase Plan	November 28, 2007	Suspended	500,000		358,495	$7.82
July 2008 ESOP Purchase Plan	July 23, 2008	In Process	n/a	[1]	451,876	$6.71

[1]	The ESOP is authorized to purchase up to $10 million of Company stock.

On December 29, 2008, the Company filed with the State of Tennessee an Articles of Amendment to the Charter of Incorporation to authorize a class of ten million (10,000,000) shares of preferred stock, no par value. This Articles of Incorporation was approved by the shareholders of the Company at a shareholders’ meeting held December 18, 2008, pursuant to a proxy statement filed by the Company on November 24, 2008. As of December 31, 2008, no preferred stock shares were issued. See Note 28-Subsequent Events for information regarding the issuance of preferred stock in 2009.

NOTE 15—MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2008, that the Company met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the Company and the Bank were well capitalized for regulatory purposes. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentages)
December 31, 2008
Total Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$122,604	11.1%	$88,332	8.0%	N/A	N/A
FSGBank, N.A.	$117,556	10.7%	$88,215	8.0%	$110,269	10.0%

Tier 1 Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$108,774	9.9%	$44,166	4.0%	N/A	N/A
FSGBank, N.A.	$103,726	9.4%	$44,108	4.0%	$66,161	6.0%

Tier 1 Capital to Average Assets—
First Security Group, Inc. and subsidiary	$108,774	8.7%	$49,805	4.0%	N/A	N/A
FSGBank, N.A.	$103,726	8.3%	$49,734	4.0%	$62,167	5.0%

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentages)
December 31, 2007
Total Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$125,476	11.8%	$84,833	8.0%	N/A	N/A
FSGBank, N.A.	$119,286	11.2%	$84,770	8.0%	$105,962	10.0%

Tier 1 Capital to Risk-Weighted Assets—
First Security Group, Inc. and subsidiary	$114,360	10.8%	$42,417	4.0%	N/A	N/A
FSGBank, N.A.	$108,170	10.2%	$42,385	4.0%	$63,577	6.0%

Tier 1 Capital to Average Assets—
First Security Group, Inc. and subsidiary	$114,360	9.7%	$46,947	4.0%	N/A	N/A
FSGBank, N.A.	$108,170	9.2%	$46,940	4.0%	$58,675	5.0%

NOTE 16—FAIR VALUE MEASUREMENTS

Effective January 1, 2007, the Company early adopted SFAS 157 and SFAS 159. The statements require disclosures about the Company’s assets and liabilities, if applicable, that are measured at fair value. Further information about such assets is presented below.

SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Balance as of December 31, 2008		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets
Securities Available-for-Sale	$139,305		$—	$139,055		$250
Loans Held for Sale	1,609		—	1,609		—
Cash Flow Swaps	5,992		—	5,992		—
Forward Loan Sales Contracts	—	[1]	—	—	[1]	—

[1]	Forward Loan Sales Contracts are less than $1 thousand at December 31, 2008.

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

At December 31, 2008, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO) and repossessions, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits. Such measurements were determined utilizing Level 2 and Level 3 inputs.

OREO and repossessions are measured at fair value on a non-recurring basis using Level 2 inputs in accordance with SFAS 144. The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

	Carrying Value as of December 31, 2008	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2008
	(in thousands)
Other Real Estate Owned	$1,866	$—	$1,866	$—	$(857)
Repossessions	$845	$—	$845	$—	$(407)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets
Cash and Cash Equivalents	$23,222	$23,222	$27,394	$27,394
Interest Bearing Deposits in Banks	$918	$918	$296	$296
Securities Available-for-Sale	$139,305	$139,305	$131,849	$131,849
Loans Held for Sale	$1,609	$1,609	$4,396	$4,396
Loans	$1,009,975	$1,041,559	$948,709	$963,852
Allowance for Loan and Lease Losses	$17,385	$17,385	$10,956	$10,956

Financial Liabilities
Deposits	$1,076,286	$1,085,973	$902,629	$904,507
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$40,036	$40,036	$62,286	$62,286
Other Borrowings	$2,777	$2,777	$80,459	$80,459

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and Cash Equivalents—The carrying amounts of cash and cash equivalents approximate fair value.

•	Interest Bearing Deposits in Banks—The carrying amounts of interest bearing deposits in banks approximate fair value.

•	Securities—Fair values for securities are based on quoted prices for similar assets in active markets.

•	Loans Held for Sale—Fair value for loans held for sale are based on quoted prices for similar assets in active markets.

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

NOTE 17—FAIR VALUE OPTION

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

During February 2008, the Company began recording all newly-originated loans held for sale under the fair value option. The Company chose the fair value option to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reporting results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS 91 and recognized as part of the gain or loss on the sale of the loan, are now recognized at origination of the loan. The Company began using derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the mortgage loan and related fees component of non-interest income.

As of December 31, 2008, there were $1,609 thousand in loans held for sale recorded at fair value. For the year ended December 31, 2008, the use of the fair value option accounted for approximately $1,086 thousand of the $1,443 thousand in loan origination and related fee income in non-interest income.

For the year ended December 31, 2008, the Company recognized a loss of $439 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of non-interest income, and completely offset the $439 thousand change in fair value of loans held for sale.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance under FVO	Fair Value Carrying Amount Over / (Under) Unpaid Principal
	(in thousands)
Loans Held for Sale	$1,609	$1,609	$—	[1]

[1]	The change in fair value was less than $1 thousand.

NOTE 18—DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2008, the Company had not entered into a transaction in a dealer capacity.

When a derivative is intended to be a qualifying hedged instrument, the Company prepares written hedge documentation that designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

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

The Company’s derivatives are based on underlying risks, primarily interest rates. The Company is utilizing a swap to reduce the risks associated with interest rates. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period. The Company has utilizes forward contacts on the held for sale loan portfolio. The forward contracts hedge against change in fair value of the held for sale loans.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million. At termination, the swaps had a market value of $2.0 million. The gain is being accreted into interest income over the remaining expected terms of the hedged variable rate loans. The Company recognized $597 thousand and $205 thousand in interest income for the years ended December 31, 2008 and 2007, respectively. The remaining gain that will be accreted into income through 2012 is $1,208 thousand. The following table presents the accretion of the gain:

	2007	2008	2009	2010	2011	2012	Total
	(in thousands)
Accretion of Gain from Terminated Swaps	$205	$597	$533	$394	$219	$62	$2,010

On October 15, 2007, the Company entered into a total of $50 million notional value cash flow hedges. The hedges exchange a portion of the Company’s variable rate cash flows from its Prime-based commercial loans for fixed rate cash flows. The weighted average fixed rate is approximately 7.72% and the term is five years. An estimated $1,475 thousand, net of taxes, of the unrealized gains that are recorded in accumulated other comprehensive income as of December 31, 2008, are expected to be reclassified to interest income in the next twelve months based on the Prime rate of 3.25%.

The following are the cash flow hedges as of December 31, 2008:

	Notional Amount	Gross Unrealized Gains		Gross Unrealized Losses	Accumulated Other Comprehensive Income		Maturity Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Interest Rate swap	$25,000	$2,996		$—	$1,977		October 15, 2012
Interest Rate swap	25,000	2,996		—	1,978		October 15, 2012
Forward contracts	1,609	—	[1]	—	—	[1]	various

Total	$51,609	$5,992		$—	$3,955

Terminated Asset Hedges
Cash Flow hedges:[2]
Interest Rate swap	$19,000	$—		$—	$24		June 28, 2009
Interest Rate swap	25,000	—		—	111		June 28, 2010
Interest Rate swap	25,000	—		—	178		June 28, 2011
Interest Rate swap	12,000	—		—	14		June 28, 2009
Interest Rate swap	14,000	—		—	45		June 28, 2010
Interest Rate swap	20,000	—		—	134		June 28, 2011
Interest Rate swap	35,000	—		—	291		June 28, 2012

Total	$150,000	$—		$—	$797		June 28, 2012

[1]	The gross unrealized gains on forward contracts were less than $1 thousand at December 31, 2008.

[2]

The $797 thousand of gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income over the original life of the respective hedged items.

For the year ended December 31, 2008, no significant amounts were recognized for hedge ineffectiveness.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as they do for on-balance-sheet instruments.

The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2008 and 2007, was as follows:

	2008	2007
	(in thousands)
Commitments to Extend Credit	$278,011	$304,187
Standby Letters of Credit	$21,880	$16,923

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

NOTE 20—COMPREHENSIVE INCOME

In accordance with FASB Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income”, a measure of all changes in equity, not only reflecting net income but certain other changes as well. Comprehensive income for the years ended December 31, 2008, 2007 and 2006, respectively, was as follows:

	2008	2007	2006
	(in thousands)
Net Income	$1,361	$11,356	$11,112

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized net gain on securities arising during the period	1,051	1,416	876
Tax expense related to unrealized net gain	(357)	(481)	(298)
Reclassification adjustments for realized (gain) loss included in net income	(146)	752	197
Tax expense (benefit) related to (gain) loss realized in net income	50	(256)	(67)

Unrealized gain on securities, net of tax	598	1,431	708

Derivative cash flow hedges:
Unrealized gain on derivatives arising during the period	5,474	3,892	—
Tax expense related to unrealized gain	(1,861)	(1,323)	—
Reclassification adjustments for realized gain included in net income	(1,936)	(230)	—
Tax expense related to gain realized in net income	658	78	—

Unrealized gain on derivatives, net of tax	2,335	2,417	—

Other comprehensive income, net of tax	2,933	3,848	708

Comprehensive income, net of tax	$4,294	$15,204	$11,820

NOTE 21—OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consist of the following:

	2008	2007
	(in thousands)
Other Assets:
Cash Surrender Value of Bank-Owned Life Insurance	$24,012	$23,140
Foreclosed Properties and Repossessions	8,825	4,286
Equity Securities	7,421	6,692
Cash Flow Swaps	5,992	1,858
Interest Receivable	4,737	5,889
Prepaid Expenses	1,353	1,068
Federal Income Tax Receivable	1,053	—
Net Deferred Tax Assets	104	—
Other	1,718	2,227

Total Other Assets	$55,215	$45,160

Other Liabilities:
Accrued Interest Payable	$7,020	$8,096
Accrued Expenses	874	1,849
Federal Income Tax Payable	—	3,302
Net Deferred Tax Liability	—	464
Other	2,912	2,378

Total Other Liabilities	$10,806	$16,089

NOTE 22—SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	2008		2007		2006
	(in thousands)
Noninterest Income—
Mortgage Loan and Related Fees	$1,443		$1,594		$1,446
Point-of-Service Fees	1,050		—	[1]	—	[1]
Bank-Owned Life Insurance Income	967		—	[1]	870
Gain on Sale of Assets	—	[1]	974		—	[1]
All Other Items	2,792		4,285		3,655

Total Other Noninterest Income	$6,252		$6,853		$5,971

Noninterest Expense—
Professional Fees	$1,744		$1,577		$1,927
Data Processing	1,463		1,399		1,237
Losses and Write-downs on Other Real Estate Owned, Repossession, Fixed Assets and Other Assets	1,334		1,411		—	[1]
Intangible Asset Amortization	—	[1]	985		1,246
All Other Items	7,700		6,426		6,886

Total Other Noninterest Expense	$12,241		$11,798		$11,296

[1]	Amounts less than 1% of the aggregate of total interest income plus noninterest income for each year shown are represented by a hyphen and included in “All Other Items” for the applicable year.

NOTE 23—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2008	2007
	(in thousands)
ASSETS
Cash and Due from Bank Subsidiary	$1,283	$6,109
Investment in Common Stock of Subsidiary	139,196	141,504
Other Assets	4,045	2,001

TOTAL ASSETS	$144,524	$149,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$280	$1,921
STOCKHOLDERS’ EQUITY	144,244	147,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,524	$149,614

CONDENSED STATEMENT OF OPERATIONS

	2008	2007	2006
	(in thousands)
INCOME
Management Fees	$7,800	$7,289	$5,313
Dividends from Subsidiary	6,500	10,000	4,000
Other	16	33	—

Total Income	14,316	17,322	9,313

EXPENSES
Salaries and Employee Benefits	5,896	6,674	6,023
Other	1,735	1,670	1,585

Total Expenses	7,631	8,344	7,608

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	6,685	8,978	1,705
Income Tax Expense (Benefit)	84	(367)	(839)

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	6,601	9,345	2,544
Equity in Undistributed Earnings of Subsidiary	—	2,011	8,568
Distributions in Excess of Earnings of Subsidiary	(5,240)	—	—

NET INCOME	$1,361	$11,356	$11,112

CONDENSED STATEMENT OF CASH FLOWS

	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,361	$11,356	$11,112
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities—
Equity in Undistributed Earnings of Subsidiary	—	(2,011)	(8,568)
Distributions in Excess of Earnings of Subsidiary	5,240	—	—
Amortization of Deferred Compensation	584	633	454
ESOP Compensation	762	774	548
(Increase) Decrease in Other Assets	(2,044)	6,602	(1,793)
(Decrease) Increase in Other Liabilities	(1,640)	561	642

Net Cash Provided by Operating Activities	4,263	17,915	2,395

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Premises and Equipment	—	—	(4,133)

Net Cash Provided by (Used in) Investing Activities	—	—	(4,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock under Stock Option Plan	—	96	255
Proceeds from Issuance of Common Stock, net of stock issuance costs	—	—	1,877
Repurchase and Retirement of Common Stock	(2,803)	(10,388)	(917)
Purchase of ESOP Shares	(3,033)	—	(5,471)
Dividend Paid on Common Stock	(3,253)	(3,414)	(2,167)

Net Cash Used in Financing Activities	(9,089)	(13,706)	(6,423)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,826)	4,209	(8,161)
CASH AND CASH EQUIVALENTS—beginning of year	6,109	1,900	10,061

CASH AND CASH EQUIVALENTS—end of year	$1,283	$6,109	$1,900

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income Taxes Paid	$5,548	$3,943	$2,522
Issuance of Common Stock Pursuant to Incentive Plan	$—	$—	$182
Transfer of Corporate Headquarters to Subsidiary	$—	$—	$5,803

NOTE 24—RELATED PARTY TRANSACTIONS

During 2008, 2007 and 2006 the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s Chairman and Chief Executive Officer. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the renovation of the Company’s corporate headquarters, for which it paid $40 thousand in 2008 and $30 thousand in 2007 and 2006. The agreement has been renewed for $40 thousand for 2009.

In connection with the acquisition of Premier National Bank of Dalton in 2003, the Bank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a director of the Company, is a 14.3% owner of First Plaza. As a result of the agreement, the Bank leases property located at 715 S Thornton Avenue, Dalton, Georgia 30721. The Bank owns a full service branch facility located on this property. The Company recognized lease expense of $51 thousand, $55 thousand $45 thousand for 2008, 2007 and 2006, respectively.

Additionally, the Company has entered into loan transactions with certain directors, executive officers and significant stockholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2008 and 2007 was $4,351 thousand and $6,238 thousand, respectively. At December 31, 2008, unused lines of credit to these related parties totaled $2,099 thousand.

NOTE 25—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
	(in thousands, except per share amounts)
Interest Income	$20,147	$19,046	$19,058	$17,837
Interest Expense	8,632	7,630	7,362	7,237

Net Interest Income	11,515	11,416	11,696	10,600
Provision for Loan and Lease Losses	1,178	1,953	3,960	8,662

Net Interest Income After Provision for Loan and Lease Losses	10,337	9,463	7,736	1,938
Noninterest Income	2,954	2,996	3,057	2,675
Noninterest Expense	10,064	10,263	9,705	10,350

Income (Loss) Before Income Taxes	3,227	2,196	1,088	(5,737)
Income Tax Provision (Benefit)	984	592	262	(2,425)

Net Income (Loss)	$2,243	$1,604	$826	$(3,312)

Net Income (Loss) Per Share
Net Income (Loss) Per Share—Basic	$0.14	$0.10	$0.05	$(0.21)

Net Income (Loss) Per Share—Diluted	$0.14	$0.10	$0.05	$(0.21)

Shares Outstanding
Basic	16,144	16,052	16,065	15,817
Diluted	16,334	16,237	16,159	15,859

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
	(in thousands, except per share amounts)
Interest Income	$20,098	$20,610	$21,560	$21,255
Interest Expense	8,239	8,374	9,034	8,954

Net Interest Income	11,859	12,236	12,526	12,301
Provision for Loan Losses	417	416	576	746

Net Interest Income After Provision for Loan Losses	11,442	11,820	11,950	11,555
Noninterest Income	2,214	2,654	3,094	3,338
Noninterest Expense	10,198	10,213	10,556	10,474

Income Before Income Taxes	3,458	4,261	4,488	4,419
Income Tax Provision	1,104	1,373	1,466	1,327

Net Income	$2,354	$2,888	$3,022	$3,092

Net Income Per Share
Net Income Per Share—Basic[1]	$0.14	$0.17	$0.18	$0.19

Net Income Per Share—Diluted	$0.13	$0.17	$0.18	$0.18

Shares Outstanding
Basic	17,241	17,117	16,901	16,585
Diluted	17,641	17,482	17,223	16,849

[1]

The sum of the 2007 quarterly net income per basic share differs from the annual basic earnings per share because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computation as well as differences in rounding.

NOTE 26—BANK-OWNED LIFE INSURANCE

In conjunction with funding certain employee benefit programs, the Company purchased $17,250 thousand in bank-owned life insurance in 2005. In conjunction with the acquisitions of First State Bank and Jackson Bank, the Company assumed $362 thousand and $3,348 thousand, respectively, in bank-owned life insurance in 2002 and 2005, respectively. The Company is the owner and beneficiary of these life insurance contracts. The Company’s investment in bank-owned life insurance is as follows:

	2008	2007
	(in thousands)
Cash Surrender Value—beginning of year	$23,140	$22,293
Increase in Cash Surrender Value, net of expenses	872	847

Cash Surrender Value—end of year	$24,012	$23,140

The cash surrender value of these policies is reported in other assets in the Company’s consolidated balance sheets. The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.

NOTE 27—CONCENTRATIONS OF CREDIT RISK

The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2008, the Company had approximately $460,056 thousand of interest-only loans, which primarily consist of construction and land development real estate loans (34%), commercial and industrial loans (23%) and home equity loans (19%). The loans have an average maturity of approximately one year or less, with the exception of home equity lines-of-credit which have an average maturity of approximately seven years. The interest only loans are properly underwritten loans and are within the Company’s lending policies.

At December 31, 2008, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

NOTE 28—SUBSEQUENT EVENTS

On January 9, 2009, as part of the U.S. Department of the Treasury (Treasury) Troubled Asset Relief Program Capital Purchase Program (TARP CPP), the Company agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares (Preferred Shares) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33,000 thousand in cash. As a participant in the TARP CPP, the Company is subject to limitations on the payment of dividends to common shareholders (other than the regular quarterly cash dividend of not more than $0.05 per share of common stock).

The Preferred Shares will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

On January 28, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 16, 2009 to stockholders of record on March 2, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Security Group, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

Joseph Decosimo and Company, PLLC, an independent registered public accounting firm, has issued a report on the effectiveness of internal control over financial reporting as of December 31, 2008, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited First Security Group, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Security Group, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of First Security Group, Inc. and subsidiary and our report dated March 13, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 13, 2009

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

The remaining information for this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009, under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009, under the headings “Proposal One: Election of Directors- Director Compensation” and “Executive Compensation” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options and vesting of restricted awards	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	1,473,635	$8.20	645,879
Equity compensation plans not approved by security holders	—	—	—
Total	1,473,635	$8.20	645,879

The remaining information for this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009, under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009, under the headings “Related Party Transactions” and “Proposal One: Election of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009, under the heading “Proposal Two: Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

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

(3)

Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.[1]

3.2	Articles of Amendment to the Charter of Incorporation.[2]

3.3	Articles of Amendment to the Charter of Incorporation.[3]

3.4	Bylaws.[4]

4.1	Form of Common Stock Certificate.[4]

4.2	Form of Series A Preferred Stock Certificate.[5]

4.3	Warrant to Purchase up to 823,627 shares of Common Stock, dated January 9, 2009.[6]

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[4]

10.2*	First Security’s Amended and Restated 2002 Long-Term Incentive Plan.[7]

10.3*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[8]

10.4*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[8]

10.5*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[8]

10.6*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[8]

10.7*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Rodger B. Holley.[9]

10.8*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Rodger B. Holley.[1]

10.9*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Lloyd L. Montgomery, III.[9]

10.11*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Lloyd L. Montgomery, III.[1]

10.12*	Employment Agreement Dated as of May 16, 2003 by and between First Security and William L. Lusk, Jr.[9]

10.13*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and William L. Lusk, Jr.[1]

10.14*	First Security Group, Inc. Non-Employee Director Compensation Policy.

10.15*	Form of First Amendment to Employment Agreements Dated as of December 18, 2008 (executed by Messrs. Holley, Montgomery and Lusk).

Exhibit Number	Description
10.16*	Form of Senior Executive Officer Agreement Dated as of January 9, 2009 (executed by Messrs. Holley, Montgomery and Lusk).[10]

10.17	Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[11]

21.1	Subsidiaries of the Registrant.[12]

23.1	Consent of Joseph Decosimo and Company, PLLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

[1]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the Year Ended December 31, 2005.
[2]	Incorporated by reference to the Exhibit 3.1 to the Current Report on Form 8-K filed January 9, 2009.
[3]	Incorporated by reference to the Exhibit 3.2 to the Current Report on Form 8-K filed January 9, 2009.
[4]	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.
[5]	Incorporated by reference to the Exhibit 4.1 to the Current Report on Form 8-K filed January 9, 2009.
[6]	Incorporated by reference to the Exhibit 4.2 to the Current Report on Form 8-K filed January 9, 2009.
[7]	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed April 30, 2007.
[8]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the Year Ended December 31, 2004.
[9]	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2003.
[10]	Incorporated by reference to the Exhibit 10.3 to the Current Report on Form 8-K filed January 9, 2009.
[11]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed January 9, 2009.
[12]	Incorporated by Reference to First Security’s Annual Report on Form 10-K for the Year ended December 31, 2003.
*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/s/ RODGER B. HOLLEY
Rodger B. Holley
Chief Executive Officer and Chairman of the Board of Directors

DATE: March 13, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

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