Form 10-Q
period 2009-03-31
FIRST SECURITY GROUP INC/TN
filed 2009-05-08
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes           ☐           No           ☐

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
Common Stock, $0.01 par value:
16,419,883 shares outstanding and issued as of May 8, 2009

First Security Group, Inc. and Subsidiary
Form 10-Q
INDEX

Index

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2009	2008	2008
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$19,174	$23,222	$34,518
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	-	-
Cash and Cash Equivalents	19,174	23,222	34,518
Interest Bearing Deposits in Banks	25,462	918	1,461
Securities Available-for-Sale	142,146	139,305	131,352
Loans Held for Sale	4,028	1,609	6,385
Loans	988,619	1,009,975	971,011
Total Loans	992,647	1,011,584	977,396
Less: Allowance for Loan and Lease Losses	20,028	17,385	11,313
	972,619	994,199	966,083
Premises and Equipment, net	33,686	33,808	34,273
Goodwill	27,156	27,156	27,156
Intangible Assets	2,269	2,404	2,975
Other Assets	51,873	55,215	49,851
TOTAL ASSETS	$1,274,385	$1,276,227	$1,247,669

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,	March 31,
	2009	2008	2008
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$149,372	$150,047	$162,996
Interest Bearing Demand	63,953	61,402	68,963
Savings and Money Market Accounts	169,497	151,259	135,288
Certificates of Deposit less than $100 thousand	243,746	249,978	253,812
Certificates of Deposit of $100 thousand, or more	199,912	206,502	219,611
Brokered Deposits	239,915	257,098	94,848
Total Deposits	1,066,395	1,076,286	935,518
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	21,226	40,036	51,382
Security Deposits	1,771	2,078	2,478
Other Borrowings	106	2,777	92,788
Other Liabilities	9,905	10,806	15,214
Total Liabilities	1,099,403	1,131,983	1,097,380
STOCKHOLDERS’ EQUITY
Preferred Stock – no par value - 10,000,000 shares authorized as of March 31, 2009 and December 31, 2008; 33,000 issued as of March 31, 2009; none issued as of December 31, 2008 and March 31, 2008	31,071	-	-
Common stock - $.01 par value - 50,000,000 shares authorized; 16,419,883 issued as of March 31, 2009; 16,419,883 issued as of December 31, 2008; 16,454,823 issued as of March 31, 2008	114	114	114
Paid-In Surplus	111,912	111,777	112,264
Common Stock Warrants	2,006	-	-
Unallocated ESOP Shares	(6,767)	(5,944)	(4,040)
Retained Earnings	30,326	32,387	35,702
Accumulated Other Comprehensive Income	6,320	5,910	6,249
Total Stockholders’ Equity	174,982	144,244	150,289
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,274,385	$1,276,227	$1,247,669

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008
INTEREST INCOME
Loans, including fees	$14,873	$18,603
Debt Securities – taxable	1,184	1,135
Debt Securities – non-taxable	404	398
Other	14	11
Total Interest Income	16,475	20,147

INTEREST EXPENSE
Interest Bearing Demand Deposits	51	99
Savings Deposits and Money Market Accounts	472	638
Certificates of Deposit of less than $100 thousand	2,049	3,037
Certificates of Deposit of $100 thousand or more	1,760	2,714
Brokered Deposits	1,765	736
Other	141	1,408
Total Interest Expense	6,238	8,632

NET INTEREST INCOME	10,237	11,515
Provision for Loan and Lease Losses	4,993	1,178
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	5,244	10,337

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,147	1,275
Other	1,304	1,679
Total Noninterest Income	2,451	2,954

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,357	5,757
Expense on Premises and Fixed Assets, net of rental income	1,520	1,684
Other	2,583	2,623
Total Noninterest Expenses	9,460	10,064

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(1,765)	3,227
Income Tax (Benefit) Provision	(913)	984
NET (LOSS) INCOME	(852)	2,243
Preferred Stock Dividends	371	-
Accretion on Preferred Stock Discount	77	-
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(1,300)	$2,243

NET (LOSS) INCOME PER COMMON SHARE:
Net (Loss) Income Per Share - Basic	$(0.08)	$0.14
Net (Loss) Income Per Share - Diluted	$(0.08)	$0.14
Dividend Declared Per Common Share	$0.05	$0.05

 (See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
							Accumulated
		Common Stock			Common		Other	Unallocated
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Stock Warrants	Retained Earnings	Comprehensive Income	ESOP Shares	Total
Balance – December 31, 2008	$-	16,420	$114	$111,777	$-	$32,387	$5,910	$(5,944)	$144,244
Comprehensive Income:
Net Loss (unaudited)						(852)			(852)
Change in Unrealized Gain:
Securities Available-for-Sale, net of tax (unaudited)							687		687
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(277)		(277)
Total Comprehensive Loss									(442)
Issuance of Preferred Stock (unaudited)	30,994				2,006				33,000
Accretion of Discount Associated with Preferred Stock (unaudited)	77					(77)			-
Preferred Stock Dividend ($11.25 per share) (unaudited)						(371)			(371)
Common Stock Dividend ($0.05 per share) (unaudited)						(761)			(761)
Stock-based Compensation (unaudited)				169					169
ESOP Common Stock Purchases (unaudited)								(1,023)	(1,023)
ESOP Allocation (unaudited)				(34)				200	166
Balance – March 31, 2009 (unaudited)	$31,071	16,420	$114	$111,912	$2,006	$30,326	$6,320	$(6,767)	$174,982

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)
	Three Months Ended
	March 31,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(852)	$2,243
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities -
Provision for Loan and Lease Losses	4,993	1,178
Amortization, net	144	227
Stock-Based Compensation	169	148
ESOP Compensation	166	238
Depreciation	545	633
(Gain) / Loss on Sale of Premises and Equipment	(3)	23
Gain on Sale of Other Real Estate and Repossessions, net	(8)	(75)
Write-down of Other Real Estate and Repossessions	182	10
Accretion of Fair Value Adjustment, net	(55)	(79)
Accretion of Cash Flow Swaps	(528)	(187)
Accretion of Terminated Cash Flow Swaps	(169)	(148)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(2,419)	(1,989)
Interest Receivable	40	300
Other Assets	1,248	(132)
Interest Payable	(1,107)	(803)
Other Liabilities	(306)	(1,935)
Net Cash Provided by (Used in) Operating Activities	2,040	(348)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(24,544)	(1,165)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	4,578	6,984
Purchases	(6,387)	(4,375)
Loan Originations and Principal Collections, net	13,794	(24,381)
Receipts (Payments) for Interim Settlements of Cash Flow Swaps, net	938	(952)
Proceeds from Termination of Cash Flow Swaps	5,778	-
Proceeds from Sale of Premises and Equipment	13	-
Proceeds from Sales of Other Real Estate and Repossessions	770	533
Additions to Premises and Equipment	(464)	(178)
Capital Improvements to Repossessions	(36)	-
Net Cash Used in Investing Activities	(5,560)	(23,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(9,892)	32,886
Net Decrease in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(18,810)	(10,904)
Net (Decrease) Increase of Other Borrowings	(2,671)	12,329
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	33,000	-
Repurchase of Common Stock for 401(K) and ESOP Plan	(1,023)	-
Repurchase and Retirement of Common Stock	-	(2,485)
Dividends Paid on Preferred Stock	(371)	-
Dividends Paid on Common Stock	(761)	(820)
Net Cash (Used in) Provided by Financing Activities	(528)	31,006
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,048)	7,124
CASH AND CASH EQUIVALENTS - beginning of period	23,222	27,394
CASH AND CASH EQUIVALENTS - end of period	$19,174	$34,518

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Three Months Ended
	March 31,
(in thousands)	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$6,391	$2,036
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$7,345	$9,435
Income Taxes Paid	$198	$1,300

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

Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.  These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well.  Comprehensive (loss) income for the three-month period ended March 31, 2009 and 2008, respectively, was as follows:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Net (loss) income	$(852)	$2,243
Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain on securities arising during the period	1,041	2,114
Tax expense related to unrealized net gain	(354)	(719)
Unrealized gain on securities, net of tax	687	1,395
Derivative cash flow hedges
Unrealized gain on derivatives arising during the period	279	3,214
Tax expense related to unrealized gain	(96)	(1,093)
Reclassification adjustments for realized gain included in net income	(697)	(369)
Tax expense related to gain realized in net income	237	125
Unrealized (loss) gain on derivatives, net of tax	(277)	1,877
Other comprehensive income, net of tax	410	3,272
Comprehensive (loss) income	$(442)	$5,515

Index

NOTE 3– EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Net (loss) income available to common shareholders	$(1,300)	$2,243
Denominator:
Weighted average common shares outstanding	15,573	16,144
Equivalent shares issuable upon exercise of stock options	-	190
Diluted shares	15,573	16,334
Net (loss) income per common share:
Basic	$(0.08)	$0.14
Diluted	$(0.08)	$0.14

On January 9, 2009, as part of the U.S. Department of the Treasury (Treasury) Troubled Asset Relief Program Capital Purchase Program (TARP CPP), the Company issued a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share.  Note 6 discusses the transaction in further detail.  The common stock warrants are treated as outstanding options under the treasury stock method for calculating the weighted average diluted shares outstanding.  For the three months ended March 31, 2009, the common stock warrants were anti-dilutive.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands)
Loans Secured by Real Estate-
Residential 1-4 Family	$294,314	$296,454	$272,444
Commercial	223,759	234,630	216,420
Construction	190,581	194,603	218,767
Multi-Family and Farmland	36,541	34,273	23,557
	745,195	759,960	731,188
Commercial Loans	162,534	157,906	147,466
Consumer Installment Loans	53,406	58,296	57,847
Leases, Net of Unearned Income	29,117	30,873	38,909
Other	2,395	4,549	1,986
Total Loans	992,647	1,011,584	977,396
Allowance for Loan and Lease Losses	(20,028)	(17,385)	(11,313)
Net Loans	$972,619	$994,199	$966,083

The following table presents an analysis of the allowance for loan and lease losses.  The provision expense for loan and lease losses in the table does not include the Company’s provision accrual for unfunded commitments of $6 thousand and $6 thousand for the three months ended March 31, 2009 and 2008, respectively.  The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets.

	March 31, 2009	March 31, 2008
	(in thousands)
Allowance for Loan and Lease Losses-beginning of period	$17,385	$10,956
Provision Expense for Loan and Lease Losses	4,987	1,172
Loans Charged-Off	(2,408)	(865)
Loan Loss Recoveries	64	50
Allowance for Loan and Lease Losses-end of period	$20,028	$11,313

Impaired loans, which are recognized in conformity with FASB Statement No. 114, as amended by FASB No. 118, were $17,921 thousand, $14,684 thousand and $5,027 thousand at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Nonaccrual loans were $26,706 thousand, $18,453 thousand and $5,047 thousand at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Loans past due 90 days or more and still accruing interest were $5,413 thousand, $2,706 thousand and $1,473 thousand as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Index

NOTE 5 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at March 31, 2009, December 31, 2008, and March 31, 2008 was $25,579 thousand, $21,880 thousand, and $16,739 thousand, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.   The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and ESOP Activity

During 2009, the Board of Directors declared the following common stock dividends:

Declaration Date	Dividend Per Common Share	Date of Record	Amount (in thousands)	Payment Date
January 28, 2009	$0.05	March 3, 2009	$761	March 16, 2009
April 22, 2009	$0.01	June 1, 2009	$155[1]	June 16, 2009

1 Estimate based on current number of common shares outstanding.

On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company common stock shares in open market transactions.  The shares will be used for future Company matching contributions with the 401(k) and ESOP Plan.  From January 1, 2009 to March 31, 2009, the Company purchased 248,800 shares at an average cost of $4.11.  As of March 31, 2009, the cumulative purchases total 700,676 at a total cost of $4,056 thousand, or an average of $5.79 per share.  Currently, the Company is not actively pursuing the purchase of additional shares.

On March 31, 2009, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense (in thousands)
Shares as of December 31, 2008	710,163	—	241,713
Shares purchased by ESOP during 2009	248,800	—	—
Shares allocated for first quarter 2009 match	(49,192)	—	49,192	$166
Shares as of March 31, 2009	909,771	—	290,905

Preferred Stock

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

On January 9, 2009, as part of the Treasury TARP CPP, the Company agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares (Preferred Shares) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33,000 thousand in cash.  As a participant in the TARP CPP, the Company is subject to limitations on the payments of dividends to common shareholders (other than a regular quarterly cash dividend of not more than $0.05 per share of common stock).

Index

The Preferred Shares qualify as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.  On February 15, 2009, the Company paid a 36-day prorated Preferred Shares dividend of $165 thousand.  The recurring quarterly dividend will be approximately $412.5 thousand.  The $371 thousand Preferred Stock dividend shown on the Consolidated Income Statements includes an accrued dividend of $206 thousand.

The total purchase price of $33,000 thousand was allocated between the Preferred Stock and the warrants based on the respective fair value of each.  The warrants are valued at $2,006 thousand.  The Preferred Stock original discount was $2,006 thousand.  This discount will be expensed over the expected life of the Preferred Stock, or five years, utilizing the effective interest method.  As of March 31, 2009, the Company recognized $77 thousand in Preferred Stock discount accretion.

NOTE 7 – TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.  These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse.  The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

As of March 31, 2009, the Company recognized an income tax benefit of $913 thousand.  This benefit primarily relates to increases in deferred tax assets including the increase associated with the temporary difference of the allowance for loan and lease losses and the year-to-date net operating loss.  Based on the Company’s historical pattern of taxable income, including the expectation of taxable income in 2009, the Company expects to produce sufficient income in the future to realize its deferred tax assets.  A valuation allowance is established for any portion of a deferred tax asset that the Company believes it is more likely than not that the Company will not be able to realize the benefits or portion of a deferred income tax asset.  As of March 31, 2009, the Company had no valuation allowances associated with deferred tax assets.

The Company evaluated its material tax positions as of March 31, 2009.  Under the “more-likely-than-not” threshold guidelines as defined by the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109, Accounting for Income Taxes (FIN 48), the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

As of March 31, 2009, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2009.  However, changes in state and federal tax regulations could create a material uncertain tax position.

Index

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company accounts for assets and liabilities carried at fair value based on Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The statements require disclosures about the Company’s assets and liabilities, if applicable, that are measured at fair value.  Further information about such assets and liabilities is presented below.

SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2009
	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets
Securities Available-for-Sale	$142,146	$-	$141,896	$250
Loans Held for Sale	4,028	-	4,028	-

Financial Liabilities
Forward Loan Sales Contract	$33	$-	$33	$-

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

At March 31, 2009, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis include other real estate owned (OREO) and repossessions, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits.  Such measurements were determined utilizing Level 2 and Level 3 inputs.

Index

OREO and repossessions are measured at fair value on a non-recurring basis using Level 2 inputs in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

	Carrying Value as of March 31, 2009	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2009
	(in thousands)
Other Real Estate Owned	$2,536	$-	$2,536	$-	$(461)
Repossessions	564	-	564	-	(171)

NOTE 9 – FAIR VALUE OPTION

SFAS 159 provides a fair value option election (FVO) that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur.  SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

During February 2008, the Company began recording all newly-originated loans held for sale under the fair value option.  The Company chose the fair value option to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in the value of the loans and related hedge instruments.  This election impacts the timing and recognition of origination fees and costs, as well as servicing value.  Specifically, origination fees and costs, which had been appropriately deferred under Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and recognized as part of the gain or loss on the sale of the loan, are now recognized in earnings at the time of origination.  The servicing value, which had been recorded at the time the loan was sold, is now included in the fair value of the loan and recognized at origination of the loan.  The Company began using derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan.  The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the mortgage loan and related fees component of noninterest income.

As of March 31, 2009, there was $4,028 thousand in loans held for sale recorded at fair value.  For the three months ended March 31, 2009, approximately $242 thousand in loan origination and related fee income was recognized in noninterest income and an insignificant amount of origination and related fee expense was recognized in noninterest expense utilizing the fair value option.

The Company recognized a net gain of $48 thousand due to changes in fair value of loans held for sale in which the fair value option was elected.  This amount does not reflect the net loss of $15 thousand due to the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale.  The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair Value Carrying Amount Over / (Under) Unpaid Principal
	(in thousands)
Loans Held for Sale	$4,028	$3,995	$33

Index

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements.  It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.  As of March 31, 2009, the Company has not entered into a transaction in a dealer capacity.

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

The written documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.  Methodologies related to hedge effectiveness and ineffectiveness include 1) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, 2) statistical regression analysis of changes in fair values of the actual derivative and the hedged item and 3) comparison of the critical terms of the hedged item and the hedging derivative.  Changes in fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk.  Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in other comprehensive income and reclassified to earnings in conjunction with the recognition of the earnings impact of the hedged item; any ineffective portion is recorded in current period earnings.  Designated hedge transactions are reviewed at least quarterly for ongoing effectiveness.  Transactions that are no longer deemed to be effective are removed from hedge accounting classification and the recorded impacts of the hedge are recognized in current period income or expense in conjunction with the recognition of the income or expense on the originally hedged item.

The Company’s derivatives are based on underlying risks, primarily interest rates.  The Company has utilized swaps to reduce the risks associated with interest rates.  Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period.  The Company also utilizes forward contracts on the held for sale loan portfolio.  The forward contracts hedge against changes in fair value of the held for sale loans.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million.  At termination, the swaps had a market value of $2,010 thousand.  The Company terminated the swaps to lock in the appreciation.  The gain is being accreted into interest income over the remaining life of the originally hedged items.  The Company recognized $147 thousand in interest income from the terminated swaps for the three months ended March 31, 2009.

On March 26, 2009, the Company elected to terminate two interest rate swaps with a total notional value of $50 million.  At termination, the swaps had a market value of $5,778 thousand.  The Company terminated the swaps to eliminate increasing credit risk with the counterparty.  The gain is being accreted into interest income over the remaining life of the originally hedged items.  The Company recognized $528 thousand in interest income through the termination date and $22 thousand after termination of the swaps for a total of $550 thousand for the three months ended March 31, 2009.

Index

The following table presents the accretion of the remaining gain for the terminated swaps:

	2009[1]	2010	2011	2012	Total
	(in thousands)
Accretion of Gain from 2007 Terminated Swaps	$387	$394	$219	$62	$1,062
Accretion of Gain from 2009 Terminated Swaps	1,227	1,628	1,629	1,272	5,756
Totals	$1,614	$2,022	$1,848	$1,334	$6,818

1 Represents the gain accretion for April 1, 2009 to December 31, 2009.  Excludes the $147 thousand and $22 thousand recognized in the first quarter of 2009 for the 2007 and 2009 Terminated Swaps, respectively.

The following are the cash flow hedges as of March 31, 2009:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income	Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Forward contracts	$4,028	$36	$3	$(22)	Various
	$4,028	$36	$3	$(22)

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$11	June 28, 2009
Interest Rate swap	25,000	-	-	93	June 28, 2010
Interest Rate swap	25,000	-	-	160	June 28, 2011
Interest Rate swap	12,000	-	-	7	June 28, 2009
Interest Rate swap	14,000	-	-	38	June 28, 2010
Interest Rate swap	20,000	-	-	121	June 28, 2011
Interest Rate swap	35,000	-	-	271	June 28, 2012
Interest Rate swap	25,000	-	-	1,899	October 15, 2012
Interest Rate swap	25,000	-	-	1,899	October 15, 2012
	$200,000	$-	$-	$4,499

1 The $4.5 million of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2009, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of March 31, 2009:

		Consolidated Balance Sheet Presentation				Consolidated Income Statement
		Assets		Liabilities		Presentation - Gains (Losses)
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized

Hedging Instrument:
Forward contracts	$4,028	Other Assets	N/A	Other Liabilities	$33	Noninterest Income – Other	$(15)
Hedged Items:
Loans Held for Sale	N/A	Loans Held for Sale	$4,028	N/A	N/A	Noninterest Income – Other	N/A

For the three months ended March 31, 2009, no significant amounts were recognized for hedge ineffectiveness.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (FSP FAS 115-2), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities as well as requiring additional disclosures related to debt and equity securities.  The “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB FSP 115-1 and 124-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1) has been eliminated and replaced with the guidelines of FSP FAS 115-2.  Under FSP FAS 115-2, an impairment is other-than-temporary if any of the following conditions exists: (1) the entity intends to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the security’s entire amortized cost basis, even if the entity does not intend to sell.  Additionally, FSP FAS 115-2 requires that for impaired securities that an entity does not intend to sell that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income.  FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provides additional factors that must be considered in an other-than-temporary impairment analysis.  The additional disclosure requirements in FSP FAS 115-2 include a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income.  FSP FAS 115-2 is effective prospectively for periods ending after June 15, 2009.  The Company is currently assessing the effects of adopting FSP FAS 115-2 and its potential impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (FSP FAS 157-4).  FSP FAS 157-4 provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly.  FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types.  FSP FAS 157-4 is effective prospectively for periods ending after June 15, 2009.  The Company is currently assessing the effects of adopting FSP FAS 157-4 and its potential impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1).  FSP FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements.  FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments.  FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption.  The Company is currently assessing the effects of adopting FSP FAS 107-1.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit-risk disclosures.  The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted.  The Company adopted SFAS 161 effective January 1, 2009.  The adoption did not impact the Company’s consolidated financial statements.

Index

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively.  The Company adopted SFAS 141(R) effective January 1, 2009.  The adoption did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, (FSP FAS 141(R)-1).  FSP FAS 141(R)-1 amends SFAS 141(R) to require that an acquirer recognize at fair value as of the acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. FSP FAS 141(R)-1 provides that if the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if information available before the end of the measurement period indicates that it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. Additionally, FSP FAS 141(R)-1 requires enhanced disclosures regarding assets and liabilities arising from contingencies which are recognized at the acquisition date of a business combination, including the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied. The Company adopted FSP FAS 141(R)-1 effective January 1, 2009.  The adoption did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements.  Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited.  Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied retrospectively.  The Company adopted SFAS 160 effective January 1, 2009.  The adoption did not impact the Company’s consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  The Company adopted SFAS 157 effective January 1, 2007.  Note 8 provides further information.

NOTE 12 - SUBSEQUENT EVENT

On April 22, 2009, the Company’s Board of Directors approved a second quarter cash dividend of $0.01 per common share payable on June 16, 2009, to shareholders of record on June 1, 2009.

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

FIRST QUARTER 2009 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2009 and 2008.  Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Recent Events

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

On January 9, 2009, as part of the TARP CPP, we agreed to issue and sell, and the Treasury agreed to purchase 1) 33,000 shares (Preferred Shares) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and 2) a ten-year warrant to purchase up to 823,627 shares of our common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33 million in cash.

Index

The Preferred Shares qualify as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

The Treasury’s preferred stock investment of $33 million has enhanced our ability to fund prudent loans to creditworthy borrowers within the communities that we serve. Since receiving the investment on January 9, 2009, we have funded approximately $23.7 million in new loans and approximately $95.0 million in renewed loans, and have extended commitments to lend an additional $31.3 million under new loan agreements. Overall, our ability to fund loans is greater than it would be without the Treasury’s investment.

On February 25, 2009, the Treasury announced an additional program to purchase equity stakes in banks and thrifts, known as the Troubled Asset Relief Program Capital Assistance Program (TARP CAP).  Under TARP CAP, the Treasury will purchase preferred stock that is convertible into common stock.  In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 20% of the preferred investment.  Companies participating in the TARP CAP may also convert any preferred shares issued under the TARP CPP into convertible preferred shares under the TARP CAP.  The deadline to apply to participate in the TARP CAP is June 8, 2009.  We continue to evaluate the program and have not decided whether to apply under the TARP CAP.

On April 25, 2009, First Security and FSGBank terminated Lloyd L. Montgomery, III’s employment as President and Chief Operating Officer.  Mr. Montgomery was removed as a director for FSGBank, but will remain a director for First Security until the expiration of his term at the 2009 Annual Meeting of Shareholders.  Rodger B. Holley, currently Chairman of the Board and Chief Executive Officer, has assumed the additional office of President pending further Board discussion.

On May 1, 2009, the Office of the Comptroller of the Currency (OCC) closed Silverton Bank, N.A. (Silverton) in Atlanta, Georgia.  The closure follows an OCC-issued cease and desist order on February 26, 2009.  While we conducted wide-ranging business with Silverton, we do not anticipate any negative financial impact as a result of the closure.

During 2006, we sold our corporate stock in Silverton for a $204 thousand gain.   Since then, we have held no equity investment in Silverton.  As of May 1, 2009, our noninterest bearing demand deposit account with Silverton was minimal and within covered FDIC limits.  On March 26, 2009, we terminated interest rate swaps with a $50 million notional value for which Silverton served as our counterparty.  At termination, the swaps had a $5.8 million gain.  As discussed in the “Net Interest Income” section below, we terminated the swaps due to the increasing counterparty credit risk of Silverton and to eliminate the risk associated with the unsecured portion of that gain.  Additionally, we maintained a Federal funds line with Silverton permitting advances of up to $23 million.  As of March 31, 2009 and May 1, 2009, we had no advances under this line.  As of March 31, 2009 and continuing through May 1, 2009, we had no loan participations with Silverton.  Silverton served as our credit card sponsor for Mastercard.  As of March 31, 2009 and May 1, 2009, Silverton also served as a custodian for approximately $49.0 million and $48.1 million, respectively, of our pledged investment securities.  We are currently in the process of transferring these securities to another custodian.  Subsequent to the cease and desist order issued by the OCC to Silverton in February 2009, we appropriately addressed our exposure to Silverton and as a result, we anticipate no negative financial impact of the closure.

Overview

As of March 31, 2009, we had total consolidated assets of $1.3 billion, total loans of $992.6 million, total deposits of $1.1 billion and stockholders’ equity of $175.0 million.  For the three months ended March 31, 2009, our net loss available to common shareholders was $1.3 million, resulting in basic and diluted net loss of $0.08 per share.

As of March 31, 2008, we had total consolidated assets of $1.2 billion, total loans of $977.4 million, total deposits of $935.5 million and stockholders’ equity of $150.3 million.  For the three months ended March 31, 2008, our net income available to common shareholders was $2.2 million, or $0.14 per basic and diluted share.

Net interest income decreased by $1.3 million primarily due to a reduction in our net interest margin.  The provision for loan and lease losses increased by $3.8 million due to our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, trends in non-performing and classified loans and general economic conditions.  Noninterest income decreased by $503 thousand, while noninterest expense decreased by $604 thousand.  The decrease in noninterest income is attributable to a decline in mortgage loan and related fee income and a reduction in revenue from deposit fees.  Noninterest expense decreased primarily from the reduction in the incentive compensation accrual.  There were 361 full-time equivalent employees as of March 31, 2009, as compared to 366 as of March 31, 2008.

Index

Our efficiency ratio increased in the first quarter of 2009 to 74.6% as compared to 69.6% in the same period of 2008 primarily due to reductions in net interest income and noninterest income exceeding reductions in noninterest expense.  We anticipate our efficiency ratio to stabilize and begin to improve during the second half of 2009 while remaining higher than the comparable period in 2008 due to the full effect of the 2008 rate cuts and the opening of a de novo branch in Hixson (Chattanooga), Tennessee in May of 2009.

Net interest margin in the first quarter of 2009 was 3.63%, or 67 basis points lower than the prior year period of 4.30%.  We believe that our net interest margin will stabilize and possibly improve in the second quarter and remain consistent for the remainder of 2009.  The projected stabilization of our net interest margin is dependant on competitive pricing pressure, our ability to raise core deposits and any possible further action to the target federal funds rate by the Federal Reserve.

On April 22, 2009, our Board of Directors approved a second quarter cash dividend of $0.01 per share payable on June 16, 2009 to shareholders of record on June 1, 2009.  We reduced the quarterly dividend from $0.05 to $0.01 per share as a precautionary move to preserve capital during the economic recession.  We estimate the decision will enable us to retain an additional $2.6 million in common equity annually.

Results of Operations

We reported a net loss available to common shareholders for the first quarter of 2009 of $1.3 million versus net income for the same period in 2008 of $2.2 million.  In 2009, basic and diluted net loss per share was $0.08, on approximately 15,573 thousand basic and diluted weighted average shares outstanding.

Net income available to common shareholders in the first quarter of 2009 was below the 2008 level as a result of the contraction in the net interest margin and higher provision for loan and lease loss expense.  Noninterest expense declined by $604 thousand, offsetting the $503 thousand reduction in noninterest income.  As of March 31, 2009 we had 38 banking offices, including the headquarters, three loan/lease production offices and 361 full-time equivalent employees.  Although, we expect to expand our branch network and our employee force in 2009, we are mindful of the fact that growth and increasing the number of branches adds expenses (such as administrative costs, occupancy, and salaries and benefits expenses) before earnings.

Index

The following table summarizes the components of income and expense and the changes in those components for the period ended March 31, 2009 as compared to the same period in 2008.

Condensed Consolidated Income Statement

		Change from Prior Year
	2009	Amount	Percentage
	(in thousands, except percentages)

Interest income	$16,475	$(3,672)	(18.2)%
Interest expense	6,238	(2,394)	(27.7)%
Net interest income	10,237	(1,278)	(11.1)%
Provision for loan and lease losses	4,993	3,815	323.9%
Net interest income after provision for loan and lease losses	5,244	(5,093)	(49.3)%
Noninterest income	2,451	(503)	(17.0)%
Noninterest expense	9,460	(604)	(6.0)%
Net loss before income taxes	(1,765)	(4,992)	(154.7)%
Income tax benefit	(913)	(1,897)	(192.8)%
Net loss	(852)	(3,095)	(138.0)%
Preferred stock dividends and discount accretion	448	448	100%
Net loss available to common shareholders	$(1,300)	$(3,543)	(158.0)%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended March 31, 2009, net interest income decreased by $1.3 million, or 11.1%, to $10.2 million for the first quarter of 2009 compared to $11.5 million for the same period in 2008.

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

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2009 and 2008.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

For the Three Months Ended March 31,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$999,954	$14,877	6.03%	$966,004	$18,608	7.75%
Investment securities – taxable	94,657	1,199	5.14%	88,467	1,153	5.24%
Investment securities – non-taxable	43,929	617	5.70%	43,149	609	5.68%
Other earning assets	29,595	14	0.19%	1,570	11	2.82%
Total earning assets	1,168,135	16,707	5.80%	1,099,190	20,381	7.46%
Allowance for loan and lease losses	(18,189)			(11,062)
Intangible assets	29,498			30,256
Cash & due from banks	16,352			23,887
Premises & equipment	33,778			34,602
Other assets	56,797			47,807
TOTAL ASSETS	$1,286,371			$1,224,680

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW accounts	$65,494	51	0.32%	$63,517	99	0.63%
Money market accounts	125,303	448	1.45%	97,528	595	2.45%
Savings deposits	34,422	24	0.28%	34,774	43	0.50%
Time deposits less than $100 thousand	244,607	2,049	3.40%	261,208	3,037	4.68%
Time deposits of $100 thousand, or more	200,926	1,760	3.55%	223,991	2,714	4.87%
Brokered CDs and CDARS®	181,284	1,606	3.59%	57,370	736	5.16%
Brokered money markets accounts	74,898	159	0.86%	-	-	-%
Federal funds purchased	1,256	3	0.97%	33,616	296	3.54%
Repurchase agreements	22,348	128	2.32%	34,276	233	2.73%
Other borrowings	1,425	10	2.85%	94,422	879	3.74%
Total interest bearing liabilities	951,963	6,238	2.66%	900,702	8,632	3.85%
Net interest spread		$10,469	3.14%		$11,749	3.61%
Noninterest bearing demand deposits	148,382			155,450
Accrued expenses and other liabilities	13,211			19,513
Stockholders’ equity	166,069			145,349
Accumulated other comprehensive income	6,746			3,666
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,286,371			$1,224,680

Impact of noninterest bearing sources and other changes in balance sheet composition			0.49%			0.69%

Net interest margin			3.63%			4.30%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended March 31, 2009 Compared to 2008

	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$494	$(4,225)	$(3,731)
Investment securities – taxable	70	(24)	46
Investment securities – non-taxable	6	2	8
Other earning assets	195	(192)	3
Total earning assets	765	(4,439)	(3,674)

Interest bearing liabilities:
NOW accounts	2	(50)	(48)
Money market accounts	163	(310)	(147)
Savings deposits	(1)	(18)	(19)
Time deposits less than $100 thousand	(217)	(771)	(988)
Time deposits of $100 thousand, or more	(300)	(654)	(954)
Brokered CDs and CDARS®	1,570	(700)	870
Brokered money markets accounts	159	-	159
Federal funds purchased	(285)	(8)	(293)
Repurchase agreements	(82)	(23)	(105)
Other borrowings	(866)	(3)	(869)
Total interest bearing liabilities	143	(2,537)	(2,394)
Increase (decrease) in net interest income	$622	$(1,902)	$(1,280)

Net Interest Income – Volume and Rate Changes

Interest income for the first quarter of 2009 was $16.5 million, an 18.2% decrease as compared to the same period in 2008.  Average earnings assets for the first quarter of 2009 increased $68.9 million, or 6.3% ,compared to the same period in 2008.  However, the associated increase in earnings from the higher volumes was offset by the decline in the yields of earning assets, as discussed in further details below.  Average loans in 2009 increased $34.0 million, or 3.5% compared to 2008.  Our increase in loans year-over-year was funded by the deposit gathering activities of FSGBank and the use of alternative funding through brokered deposits.  Our loan-to-deposit ratio decreased from 104.5% to 93.1% primarily due to replacing overnight borrowings with brokered deposits.  Average other earning assets increased to $29.6 million in 2009 from $1.6 million in 2008 primarily due to placing a majority of the $33.0 million investment from TARP CPP into federal funds sold and our interest bearing account at the Federal Reserve Bank of Atlanta.  While the TARP CPP funds could be leveraged into higher yielding investment securities, we are maintaining flexibility with the investment to fund prudent loans.  Although we are budgeting for flat loan growth for 2009, the current and expected levels of new and renewed loans are greater with the TARP CPP investment.

Index

Offsetting the additional earnings from increased volumes were the decreases in yield on earning assets.  The tax equivalent yield on earning assets decreased 166 basis points to 5.80% for the period ended March 31, 2009 from 7.46% for the same period in 2008.  The change in the yield primarily relates to the Federal Reserve lowering the target federal funds rate.  From January 2008 to March 2009, the target federal funds rate declined by 400 basis points from 4.25% to 0.25%.  Our loan portfolio is approximately 51% fixed rate, 46% variable rate and 3% adjustable rate.  The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index.   Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Total interest expense was $6.2 million in the first quarter of 2009, or 27.7% lower than the comparable period in 2008.  Interest expense decreased due to a decline in rates paid with significant reductions in retail, jumbo and brokered certificates of deposit as maturing deposits repriced at lower current rates.  Average interest bearing liabilities increased $51.3 million, or 5.7%, for the three months ended March 31, 2009 compared to the same period in 2008.  The growth in interest bearing liabilities was primarily a result of increases in brokered deposits and traditional money market accounts. The deposit gathering activities at the branch level increased the level of traditional money market accounts by $27.8 million, or 28.5%.  Average total deposits increased $181.5 million, or 20.3%, to $1.1 billion in the first quarter of 2009 compared to the same period in 2008 as we intentionally replaced overnight borrowings and federal funds purchased with brokered deposits to improve our contingent funding capacity.  The average rate paid on interest bearing liabilities decreased 119 basis points to 2.66% from 3.85% for the period ended March 31, 2009 and 2008, respectively.  The decrease is primarily due to reductions in the Federal Reserve’s target federal funds rate, which decreased the cost of overnight borrowings and funds purchased, and contributed to a decline in the rates paid on our core deposits.

While we work to increase earning assets, the economic recession makes net growth unlikely in 2009.  As such, we expect average earning assets to remain level for the remainder of 2009 as well as the average rate earned. We expect average interest bearing liabilities to also remain stable while rates continue to decline as maturing deposits reprice at lower rates.  However, competitive pressures and our potential inability to raise core deposits, which could result in an increased use of higher cost alternative funding, may partially offset the impact of the declining rates.

Net Interest Income – Net Interest Spread and Net Interest Margin

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

Our net interest rate spread (on a tax equivalent basis) was 3.14% for the period ended March 31, 2009 compared to 3.61% for the same period in 2008.  Net interest margin (on a tax equivalent basis) was 3.63% for the period ended March 31, 2009 compared to 4.30% for the same period in 2008.  The decreased net interest spread and margin are the result of our rates on our earning assets decreasing faster than the rates on interest bearing liabilities.  While approximately 46% of our quarter-end loans reprice simultaneously with changes to the associated index, including the target federal funds rate, only approximately 2% of quarter-end liabilities reprice simultaneously.  As such, reductions by the Federal Reserve to the target rate have had an immediate negative impact on our spread and margin.  As the easing initiative is now complete, deposit rates should continue to reduce as CDs mature and reprice at current, lower levels.  Average interest bearing liabilities as a percentage of average earning assets was 81.5% for the period ended March 31, 2009 compared to 81.9% for the same period in 2008.  Noninterest bearing funding sources contributed 49 basis points to the net interest margin for the three months ended March 31, 2009, as compared to 69 basis points in the comparable period in 2008.  Average noninterest bearing demand deposits were 12.7% and 14.1% of average earning assets for the period ended March 31, 2009 and 2008, respectively.

Index

In October 2007, we entered into a total of $50 million notional value cash flow swaps.  The swaps exchanged a portion of our Prime-based variable rate payments for fixed rate payments.  The fixed rate was approximately 7.72%.  On March 26, 2009, we elected to terminate the interest rate swaps for $5.8 million due to our potential exposure to counterparty credit risk.  By terminating the swaps, we locked in the gain, which will be accreted into interest income over the remaining life of the originally hedged items.  The swap added $550 thousand to interest income for the three months ended March 31, 2009.  The quarterly accretion is expected to be $410 thousand per quarter for the remainder of 2009.

We anticipate our net interest margin will stabilize and possibly improve in the second quarter as well as the remainder of 2009.  However, this is dependent on multiple factors including our ability to raise core deposits, our growth rate in loans, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three months ended March 31, 2009 was $5.0 million compared to $1.2 million in the same period of 2008.  Net charge-offs for the first quarter of 2009 were $2.3 million compared to net charge-offs of $815 thousand for the same period in 2008.  Annualized net charge-offs as a percentage of average loans were 0.94% for the three months ended March 31, 2009 compared to 0.34% for the same period in 2008.  Our peer group’s average annualized net charge-offs for the fourth quarter of 2008 (as reported in the December 31, 2008 Uniform Bank Performance Report) were 0.74%.

The increase in our provision for loan and lease losses for the first quarter of 2009 compared to the same period in 2008 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions.  As of March 31, 2009, management determined our allowance was adequate to provide for credit losses.  We will reanalyze the allowance on at least a quarterly basis, and the next review will be at June 30, 2009, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

Most indicators point toward the overall U.S. economy remaining in a potentially prolonged recessionary period.  We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio based on the most current information.  The quarterly assessments will determine the necessary provision expense and as such, we cannot estimate provision expense for the remainder of 2009.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared by our credit administration department and presented to our Board of Directors or the Asset Quality Committee on at least a quarterly basis.  In addition, our loan review department performs a regular review of the quality of the loan portfolio.  Loan review and internal audit are jointly responsible for ensuring the integrity of the loan risk rating system and the adequacy of the allowance, including the amount, conclusions, calculations and supporting documentation through an independent periodic validation.  Based on our analysis, which includes risk factors such as charge-off rates, past dues, and loan growth, we may determine that our future provision expense may need to increase or decrease in order for us to remain adequately reserved for probable loan losses.

Index

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

Noninterest Income

Noninterest income totaled $2.5 million for the first quarter of this year, a decrease of $503 thousand, or 17.0%, from the same period in 2008.  The decrease is partially a result of the $192 thousand of additional mortgage loan and fee income associated with the application of the fair value option to newly originated held for sale loans in 2008, as well as a decline in deposit fee income.

The following table presents the components of noninterest income for the periods ended March 31, 2009 and 2008.

Noninterest Income

	Three Months Ended March 31,
		Percent
	2009	Change	2008
	(in thousands, except percentages)
NSF fees	$860	(15.2)%	$1,014
Service charges on deposit accounts	287	10.0%	261
Mortgage loan and related fees	242	(53.7)%	523
Bank-owned life insurance income	252	11.5%	226
Other income	810	(12.9)%	930
Total noninterest income	$2,451	(17.0)%	$2,954

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $1.1 million for the first quarter of 2009, a decrease of $128 thousand, or 10.0%, from the same period in 2008.

Mortgage loan and related fees for the first quarter of 2009 decreased $281 thousand, or 53.7%, to $242 thousand compared to $523 thousand in the first quarter of 2008.  As discussed in Note 8 of our consolidated financial statements, we began electing the fair value option under SFAS 159 to our held for sale loan originations in February 2008.  This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights.  The recognition of the income and fees is concurrent with the origination of the loan.  For the first quarter 2008, approximately $192 thousand of additional mortgage loan and related fee income was recognized due the transition to the fair value option election.  Excluding the transitional income, mortgage loan fees declined by $89 thousand, or 26.9%.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market.  Due to the normal processing time, we will have a certain amount of held for sale loans at any time.  Mortgages originated for sale in the secondary markets totaled $12.9 million for the first three months of 2009.  Mortgages sold in the secondary market totaled $10.5 million for the first three months of 2009.  Mortgages originated and sold in the secondary market totaled $20.7 million and $18.8 million, respectively, for the first three months of 2008.  We sold these loans with the right to service the loan being released to the purchaser for a fee.  We do not originate sub-prime loans.  For the remainder of 2009, we expect mortgage loan income to increase as the volume of refinancing continues to increase, however, increases in interest rates and higher competition may pressure results.

Index

Bank-owned life insurance income increased to $252 thousand for the three months ended March 31, 2009 as compared to $226 thousand for the same period in 2008.  The Company is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity.  In addition, the insurance death benefit will be a tax-free payment to the Company.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 6.31% for the three months ended March 31, 2009.

Other income for the first quarter of 2009 was $810 thousand, compared to $930 thousand for the same period in 2008.  The components of other income primarily consist of point-of-sale fees on debit cards, ATM fee income, gains on sales of other real estate and repossessions, underwriting revenue, safe deposit box fee income, and trust fee income.  The decrease was primarily a result a reduction in trust fee income of $58 thousand and $27 thousand less in gains on sales of assets.

Noninterest Expense

Noninterest expense for the first quarter of 2009 decreased $604 thousand, or 6.0%, to $9.5 million compared to $10.1 million for the same period in 2008.  The decrease in noninterest expense primarily reflects a reduction in salary and benefits as well as furniture and fixtures expense.  Unless indicated otherwise in the discussion below, we anticipate comparable noninterest expense throughout 2009 as a result of our expense control efforts.

The following table represents the components of noninterest expense for the three month periods ended March 31, 2009 and 2008.

Noninterest Expense

	Three Months Ended March 31,
		Percent
	2009	Change	2008
	(in thousands, except percentages)
Salaries & benefits	$5,357	(6.9)%	$5,757
Occupancy	872	(0.3)%	875
Furniture and equipment	648	(19.9)%	809
Professional fees	355	(6.3)%	379
Data processing	340	(2.6)%	349
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	241	904.2%	24
FDIC insurance	190	21.0%	157
Communications	155	(13.4)%	179
Intangible asset amortization	135	(40.0)%	225
Printing & supplies	107	(7.8)%	116
Advertising	62	(32.6)%	92
Other expense	998	(9.4)%	1,102
Total noninterest expense	$9,460	(6.0)%	$10,064

Salaries and benefits for the first quarter of 2009 decreased $400 thousand, or 6.9%, as compared to the same period in 2008.  The decrease in salaries and benefits is primarily related to decreases in our benefit expenses, including but not limited to incentive compensation accruals.  As of March 31, 2009, we had 361 full-time equivalent employees and operated 38 full service banking offices and three loan/lease production offices.  In May 2009, we anticipate opening a de novo branch in Hixson (Chattanooga), Tennessee.

Index

Occupancy expense for the first quarter of 2009 was comparable to the same period in 2008.  As of March 31, 2009, we leased 13 facilities and the land for five branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased $161 thousand for the first quarter of 2009 as compared to the same period in 2008 due to a reduction in depreciation expense and equipment maintenance costs.

Professional fees decreased 6.3% for the first quarter of 2009 as compared to the same period in 2008.  Professional fees include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, potential acquisitions, investment securities, trademarks and intangible properties.

Data processing fees were comparable to the first quarter of 2009.  Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas.  The monthly fees associated with data processing are based primarily on transaction volume.  Therefore, as we grow, we believe that data processing costs will increase correspondingly.

Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets increased from $24 thousand to $241 thousand for the first quarter of 2009 as compared to the same period in 2008.  Write-downs on repossessions totaled $127 thousand, of which one asset accounted for $93 thousand.  We anticipate increases in losses and write-downs for the remainder of 2009 as nonperforming assets continue to increase and reappraisals of existing other real estate owned properties may require additional write-downs.

FDIC deposit premium insurance was $190 thousand for the first quarter of 2009 as compared to $157 thousand in the same period in 2008.  During 2008, the FDIC announced an additional increase in premiums with a 2009 effective date, and they introduced the optional Temporary Liquidity Guarantee Program (TLGP), which is funded through add-on premium fees.  During the first quarter of 2009, the FDIC announced an additional special assessment of 20 basis points due on September 30, 2009, which may be reduced to 10 basis points.  Based on the most recent deposit assessment, this one-time assessment is estimated to be $1.9 million at 20 basis points, or $970 thousand at 10 basis points.  The combination of the increase, the one-time assessment and electing to participate in the TLGP will increase our FDIC insurance premium expense significantly for the remainder of 2009.

Intangible asset amortization expense decreased $90 thousand, or 40.0%, in the first quarter of 2009 as compared to the same period in 2008.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2009.

Our policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require us to estimate the fair value in making the assessment of impairment at least annually.  We engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill impairment assessment as of September 30, 2008.  The firm utilized two separate valuation methodologies and comparing the result of each methodology in order to determine the fair value of the goodwill associated with our prior bank acquisitions.  The valuation methodologies utilized included a discounted cash flow valuation technique and a comparison of the average price to book value of comparable bank acquisitions.  Both valuations exceeded the book value of our goodwill, and thus, no impairment expense was recorded.  From the measurement date through March 31, 2009, there were no events or circumstances that would require a reassessment and such, no impairment has been recognized for the three months ended March 31, 2009.  However, a continued decline in market value and reduced estimated future earnings may lead to a goodwill impairment during 2009.

Income Taxes

We recorded an income tax benefit of $913 thousand for the first quarter of 2009 compared to an expense of $984 thousand for the same period in 2008.  For the three months ended March 31, 2009, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $656 thousand.  Excluding these items, non-taxable income increased our pre-tax loss to $2.4 million.  We have evaluated our deferred tax assets and determined that it is more likely than not that they will be realized in future periods and therefore we have not established any valuation allowances for deferred tax assets.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.27 billion at March 31, 2009, $1.28 billion at December 31, 2008, and $1.25 billion at March 31, 2008.  While our total assets may decline in 2009 due to the recession, we continue to seek means to enhance our core deposit market share through acquisitions and further branching to the extent our capital will enable us to do so and prudent opportunities exist.

Index

Loans

Our loan demand has declined due to the recession.  Total loans decreased 1.9% in the first quarter of 2009 as compared to December 31, 2008 and increased 1.6% as compared to March 31, 2008.  The decrease in loans in the first quarter of 2009 can be attributed to decreases in our commercial real estate loans of $10.5 million, or 4.3%, consumer loans of $7.0 million, or 11.2%, and construction and development loans of $4.0 million, or 2.1%.  These declines were partially offset by increases in commercial and industrial loans of $4.6 million, or 2.9%, and multi-family residential loans of $1.9 million, or 8.3%.  Over the past twelve months, loan growth was $15.3 million, or 1.6%.  Increases in 1-4 family residential loans of $21.9 million, or 8.0%, commercial and industrial loans of $15.1 million, or 10.2%, and commercial real estate loans of $12.8 million, or 5.7%, were partially offset by a decline of $28.2 million, or 12.9% in construction and development loans.

We will continue to extend prudent loans to credit worthy consumers and businesses.  However, due to the economic environment, we anticipate our loan growth rate to be less than the 2008 growth.  Funding of future loan growth may be restricted by our ability to raise core deposits, although we will continue to use alternative funding sources if necessary and cost effective.  Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance.  At March 31, 2009, our loan portfolio was 77.9% of total assets.  Over the past few years, we have improved our commercial and retail underwriting standards, enhanced our detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate risk management, improved our consumer portfolio risk pricing and standardized underwriting and enhanced our comprehensive analysis of our allowance for loan and lease losses.  Our loan review process targets 60% to 70% of our portfolio for review over an 18-month cycle.  More frequent loan reviews may be completed as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

During the first quarter of 2009, the Board of Directors established a board-level Asset Quality Committee to exclusively focus on all aspects of asset quality.  The Committee meets monthly and is charged with providing oversight for (1) action plans associated with significant classified loans and leases, (2) sales plans for OREO and repossessions, (3) reviewing the allowance for loan and lease losses and related impairment recommendations and (4) monitoring asset quality reports, ratios and trends to respond accordingly.  The Committee appointed one individual to efficiently manage a centralized sales approach to other real estate owned, which has led to increased sales activity during March and April.  Additional projects are in process to improve and standardize various aspects of nonperforming assets.

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

Our asset quality ratios generally weakened in the first quarter of 2009 as compared to the same period in 2008.  As of March 31, 2009, our allowance for loan and lease losses as a percentage of total loans was 2.02%, which is higher than the 1.72% ratio at December 31, 2008 and the 1.16% as of March 31, 2008.  Annualized net charge-offs as a percentage of average loans increased to 94 basis points from 34 basis points for the three month periods ended March 31, 2009 and 2008, respectively.  The increase is primarily a result of higher loan charge-offs in 2009, partially offset by a reduction in lease charge-offs.  Non-performing assets as a percentage of total assets were 313 basis points compared to 82 basis points in 2008.  Non-performing assets, including 90 days past due, increased to $45.3 million, or 3.55% of total assets, from $30.0 million, or 2.35% of total assets, as of December 31, 2008 and from the $11.7 million, or 0.94% of total assets, as of March 31, 2008.

Index

We believe that overall asset quality in 2009 will be weaker than the 2008 levels.  We believe that charge-offs for 2009, as a percentage of average loans, will remain above 2008 levels as a result of the current economic conditions and higher charge-offs.  Our special assets department will continue to actively collect past due loans and develop action plans for classified and criticized loans and leases.  The managing and marketing of other real estate owned will focus on achieving a proper balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs.

The following table presents an analysis of the changes in the allowance for loan and lease losses for the three months ended March 31, 2009 and 2008.  The provision for loan losses of $4,987 thousand in the table below does not include our provision accrual for unfunded commitments of $6 thousand as of March 31, 2009.  The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the three months ended March 31,
	2009	2008
	(in thousands, except percentages)
Allowance for loan and lease losses -
Beginning of period	$17,385	$10,956
Provision for loan losses	4,987	1,172
Sub-total	22,372	12,128
Charged-off loans:
Commercial – leases	79	498
Commercial – loans	672	-
Real estate – construction	94	52
Real estate – residential mortgage	1,048	98
Consumer and other	515	217
Total charged-off	2,408	865
Recoveries of charged-off loans:
Commercial – leases	1	-
Commercial – loans	5	4
Real estate – construction	8	-
Real estate – residential mortgage	2	4
Consumer and other	48	42
Total recoveries	64	50
Net charged-off loans	2,344	815
Allowance for loan and lease losses - end of period	$20,028	$11,313

Total loans-end of period	$992,647	$977,396
Average loans	$999,954	$966,004
Net loans charged-off to average loans, annualized	0.94%	0.34%
Provision for loan losses to average loans, annualized	1.99%	0.49%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.02%	1.16%
Non-performing assets	50.22%	110.93%

Index

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percent of loans in each category to total loans.   The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan and Lease Losses

	As of March 31, 2009		As of March 31, 2008

		Percent of loans in each		Percent of loans in each
	Amount	category to total loans	Amount	category to total loans
	(in thousands, except percentages)
Commercial-leases	$2,506	2.9%	$1,419	4.0%
Commercial-loans	5,168	16.4%	2,206	15.1%
Real estate-construction	4,242	19.2%	1,944	22.4%
Real estate-mortgage	7,182	55.9%	4,594	52.4%
Consumer	930	5.6%	1,150	6.1%
Total	$20,028	100.0%	$11,313	100.0%

We believe that the allowance for loan and lease losses at March 31, 2009 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available.  Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of the Company, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.  See “Provision for Loan and Lease Losses” for a description of our methodology for determining the adequacy of the allowance for loan and lease losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate under contract for sale and repossessed assets.  We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.

	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands, except percentages)
Nonaccrual loans	$26,706	$18,453	$5,047
Loans past due 90 days and still accruing	5,413	2,706	1,473
Total nonperforming loans	$32,119	$21,159	$6,520

Other real estate owned	$11,309	$7,145	$3,510
Repossessed assets	1,864	1,680	1,641
Nonaccrual loans	26,706	18,453	5,047
Total nonperforming assets	$39,879	$27,278	$10,198

Nonperforming loans as a percentage of total loans	3.24%	2.09%	0.67%
Nonperforming assets as a percentage of total assets	3.13%	2.14%	0.82%
Nonperforming assets plus loans 90 days past due to total assets	3.55%	2.35%	0.94%

Index

Nonaccrual loans totaled $26.7 million at March 31, 2009, $18.5 million at December 31, 2008 and $5.0 million at March 31, 2008.  The nonaccrual loans at March 31, 2009 included $9.0 million of construction and land development loans, $6.9 million in commercial and industrial loans, $3.6 in commercial real estate loans, $3.5 million in commercial leases, $2.2 million in 1-4 family residential mortgage loans and $1.5 million in consumer loans.

Loans 90 days past due and still accruing were $5.4 million at March 31, 2009, compared to $2.7 million at December 31, 2008 and $1.5 million at March 31, 2008.  Of these past due loans at March 31, 2009, $2.9 million were commercial real estate loans, $765 thousand were 1-4 family residential real estate loans, $673 thousand were commercial and industrial loans, $481 thousand were construction and loan development loans, $478 thousand were commercial leases and $118 thousand were consumer and other loans.

At March 31, 2009, we owned other real estate in the amount of $11.3 million, which consisted of $5.5 million in construction and land development property, $3.2 million in commercial real estate property and $2.6 million in residential real estate.  All of these properties have been written down to their respective fair values.  During the first quarter, there was approximately $4.9 million in new foreclosures consisting of 11 properties.  One property is a $2.2 million commercial real estate building and two 1-4 family properties were in excess of $500 thousand each.

At March 31, 2009, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.9 million, compared to $1.7 million at December 31, 2008 and $1.6 million at March 31, 2008.

Nonperforming assets for the first quarter of 2009 were $39.9 million compared to $27.3 million at December 31, 2008 and $10.2 million at March 31, 2008.

Our asset ratios were generally less favorable as compared to our peer group.  Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets.  The following table provides our asset quality ratios as of March 31, 2009 and our UBPR peer group ratios as of December 31, 2008, which is the latest available information.

Nonperforming Asset Ratios

	First Security Group, Inc	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	3.24%	2.50%
Nonperforming loans[1] as a percentage of the allowance	160.37%	149.95%
Nonperforming loans[1] as a percentage of equity capital	18.36%	20.00%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	4.33%	3.02%

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

Index

Available-for-sale securities totaled $142.1 million at March 31, 2009, $139.3 million at December 31, 2008 and $131.4 million at March 31, 2008.  We believe our current securities portfolio provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At March 31, 2009, the available-for-sale securities portfolio had unrealized net gains of approximately $1.8 million, net of tax.

All investment securities purchased to date have been classified as available-for-sale.  Our securities portfolio at March 31, 2009 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and asset-backed securities and collateralized mortgage obligations (CMOs).

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of AFS Investment Securities – Amortized Cost

	Less than	One to	Five to	More than
	One Year	Five Years	Ten Years	Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$1,371	$11,232	$23,967	$6,052	$42,622
Agency bonds	-	6,500	3,976	-	10,476
Agency issued REMICs	955	26,841	-	-	27,796
Agency issued pools	120	30,293	19,461	2,742	52,616
Asset backed & CMOs	-	2,188	3,547	-	5,735
Other	-	61	64	-	125
Total	$2,446	$77,115	$51,015	$8,794	$139,370
Tax Equivalent Yield	5.25%	4.98%	5.36%	6.04%	5.19%

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

As of March 31, 2009, we performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that the Company will be unable to recover the cost of an investment.  The impairment assessment takes into consideration factors such as (1) the length of time and the extent to which the market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry, (3) defaults or deferrals of scheduled interest, principal or dividend payments, (4) external credit ratings and recent downgrades and (5) our intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.  If a decline is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis.  The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

As of March 31, 2009, gross unrealized losses in our portfolio totaled $983 thousand, as compared to $1.3 million and $155 thousand as of December 31, 2008 and March 31, 2008, respectively.  The unrealized loss positions in our portfolio are primarily associated with certain private label mortgage-backed securities and municipal securities as well as two trust preferred securities.  The private label mortgage-backed securities are all AAA Moody rated bonds.  The unrealized loss is primarily due to rising long-term interest rates subsequent to purchase and additional credit spread widening since purchase.  One security has a $475 thousand unrealized loss as of March 31, 2009, which is less than the $545 thousand unrealized loss as of December 31, 2008.  The unrealized loss in municipal securities is primarily a result of rising long-term interest rates and widening credit spreads subsequent to purchase.  Unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.  The unrealized loss in trust preferred securities is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities.  Based on results of our impairment assessment, the unrealized losses at March 31, 2009 are considered temporary.

Index

As of March 31, 2009, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity.  As of the first quarter ended 2009, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$30,173	$31,043
FHLMC*	$51,721	$53,546

* Federal Home Loan Mortgage Corporation

We held no federal funds sold as of March 31, 2009, December 31, 2008 or March 31, 2008.  As of March 31, 2009, we held $25.5 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta.  The cash will be prudently invested in higher yielding assets as opportunities arise.  As of December 31, 2008 and March 31, 2008, our interest bearing cash totaled $918 thousand and $1.5 million, respectively.

As of March 31, 2009, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At March 31, 2009, we held $24.2 million in bank-owned life insurance, compared to $24.0 million at December 31, 2008 and $23.4 million at March 31, 2008.

Deposits and Other Borrowings

As of March 31, 2009, deposits decreased by 0.9% (3.7% annualized) from December 31, 2008 and increased by 14.0% from March 31, 2008.  Excluding the changes in brokered deposits, our year-over-year deposits decreased 1.7%.  From March 31, 2008 to March 31, 2009, the fastest growing sector of our core deposit base was savings and money market accounts which grew $34.2 million, or 25.3%.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000.  We consider our retail CDs to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenant to our business strategy.  We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding.  For this reason, we anticipate opening an additional location in Hixson (Chattanooga), Tennessee in May 2009.

As of March 31, 2009, we had no Federal funds purchased.  As of December 31, 2008 and March 31, 2008, our Federal funds purchased positions were $14.0 million and $14.4 million.

Securities sold under agreements to repurchase with commercial checking customers were $11.2 million as of March 31, 2009, compared to $16.0 million and $27.0 million as of December 31, 2008 and March 31, 2008, respectively.  In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012.  The agreement provides for a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term, and is callable at the first anniversary and quarterly thereafter.

As a member of the FHLB, we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 150% and 300%, respectively, of outstanding advances.  We also use FSGBank’s borrowing capacity at the FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool.  The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.  As of March 31, 2009, we had no significant advances from the FHLB as compared to $2.7 million at December 31, 2008 and $92.7 million at March 31, 2008.

Index

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees and cash dividends from FSGBank to fund our daily operations’ liquidity needs.  Our cash balance on deposit with FSGBank, which totaled approximately $32.7 million as of March 31, 2009, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

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

At March 31, 2009, FSGBank’s liquidity ratio (defined as cash, due from banks, federal funds sold, interest bearing deposits in banks and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 16% (excluding anticipated loan repayments).  As of December 31, 2008 and March 31, 2008, the liquidity ratios were 13% and 13%, respectively.

As of March 31, 2009, the unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) for FSGBank at FHLB was $139.7 million.  FHLB maintains standards for loan collateral files.  Therefore, FSGBank’s borrowing capacity may be restricted if our collateral file has exceptions.  Our borrowing capacity may also be restricted if our aggregate asset quality deteriorates.

FSGBank also had unsecured federal funds lines in the aggregate amount of $78.0 million at March 31, 2009 under which it can borrow funds to meet short-term liquidity needs.   As of March 31, 2009, the full aggregate amount was available.  On May 1, 2009, Silverton Bank was closed by the OCC.  We had an aggregate and available federal funds line of $23.0 million with Silverton.  The loss of this line reduces our available liquidity, however, we remain within our liquidity guidelines and do not anticipate any negative impact as a result of the loss of this line.  Furthermore, as of March 31, 2009, we have $25.5 million in interest bearing cash available for immediate investment prior to entering into a borrowing position.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights).  As of quarter-end, we had $10.5 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business.

We utilize brokered deposits to provide an additional source of funding.  As of March 31, 2009, we had $141.0 million in brokered CDs outstanding with a weighted average remaining life of approximately 12 months, a weighted average coupon rate of 3.30% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.55%.  Additionally, we had $78.8 million in brokered money market accounts and brokered NOW accounts.  Our CDARS® product had $20.2 million at March 31, 2009, with a weighted average coupon rate of 3.52% and a weighted average life of approximately 12 months.  Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable.  Management believes that our liquidity sources are adequate to meet our operating needs.  During the first quarter of 2009, we applied to the Federal Reserve discount window as an abundance of caution due to the current economic climate.  We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

Index

We also have contractual cash obligations and commitments, which includes certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $250.9 million at March 31, 2009.  The following table illustrates our significant contractual obligations at March 31, 2009 by future payment period.

Contractual Obligations

		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
		(in thousands)
Certificates of deposit	(1)	$443,658	$357,572	$80,272	$5,814	$-
Brokered certificates of deposit	(1)	140,963	86,770	53,850	343	-
CDARS®	(1)	20,187	12,426	7,761	-	-
Federal funds purchased and securities sold under agreements to repurchase	(2)	21,226	11,226	-	10,000	-
FHLB borrowings	(3)	6	-	-	6	-
Operating lease obligations	(4)	4,350	1,030	1,285	418	1,617
Note payable	(5)	100	14	32	37	17
Total		$630,490	$469,038	$143,200	$16,618	$1,634

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

Net cash provided by operations during the first quarter of 2009 totaled $2.0 million compared to net cash used in operations of $348 thousand for the same period in 2008. The increase is primarily due to a higher net earnings before provision expense as well as changes in other assets and other liabilities. Net cash used in investing activities decreased from $23.5 million to $5.6 million due to the net decline in loans and the $5.8 million cash proceeds from terminating two cash flow swaps. Net cash used in financing activities was $528 thousand for the first quarter of 2009 as compared to net cash provided by financing activities of $31.0 million in the comparable 2008 period. The decline is a result of a reduction in deposits and Federal Funds purchased, partially offset by the $33.0 million TARP CPP investment.

Derivative Financial Instruments

Derivatives are used as a risk management tool and to facilitate client transactions.  We utilize derivatives to hedge the exposure to changes in interest rates or other identified market risks.  Derivatives may also be used in a dealer capacity to facilitate client transactions by creating customized loan products for our larger customers.  These products allow us to meet the needs of our customers, while minimizing our interest rate risk.  We currently have not entered into any transactions in a dealer capacity.

The Asset/Liability Committee of the Board of Directors (ALCO) provides oversight through ensuring policies and procedures are in place to monitor our derivative positions.  We believe the use of derivatives will reduce our interest rate risk and potential earnings volatility caused by changes in interest rates.

Our derivatives are based on underlying risks, primarily interest rates.  We utilize cash flow swaps to reduce the risks associated with interest rates.  On March 26, 2009, we elected to terminate two interest rate cash flow swaps with a total notional value of $50 million.  At termination, the swaps had a market value of $5.8 million, which will accrete into interest income over the remaining life of the originally hedged items.  For the remainder of 2009, the accretion will provide approximately 326 basis points in additional interest income on $50 million of Prime-based loans.

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

The following are the cash flow hedges as of March 31, 2009:

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income	Date
	(in thousands)
Asset Hedges
Cash Flow hedges:
Forward contracts	$4,028	$36	$3	$(22)	Various
	$4,028	$36	$3	$(22)

Terminated Asset Hedges
Cash Flow hedges: [1]
Interest Rate swap	$19,000	$-	$-	$11	June 28, 2009
Interest Rate swap	25,000	-	-	93	June 28, 2010
Interest Rate swap	25,000	-	-	160	June 28, 2011
Interest Rate swap	12,000	-	-	7	June 28, 2009
Interest Rate swap	14,000	-	-	38	June 28, 2010
Interest Rate swap	20,000	-	-	121	June 28, 2011
Interest Rate swap	35,000	-	-	271	June 28, 2012
Interest Rate swap	25,000	-	-	1,899	October 15, 2012
Interest Rate swap	25,000	-	-	1,899	October 15, 2012
	$200,000	$-	$-	$4,499

1 The $4.5 million of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2009, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of March 31, 2009:

		Consolidated Balance Sheet Presentation				Consolidated Income Statement
		Assets		Liabilities		Presentation - Gains (Losses)
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$4,028	Other Assets	N/A	Other Liabilities	$33	Noninterest Income – Other	$(15)
Hedged Items:
Loans Held for Sale	N/A	Loans Held for Sale	$4,028	N/A	N/A	Noninterest Income – Other	N/A

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2009 and 2008 was as follows:

	As of March 31,
	2009	2008
	(in thousands)
Commitments to Extend Credit	$250,910	$299,760
Standby Letters of Credit	$25,579	$16,739

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

March 31, 2009	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%	4.0%	12.9%	9.6%
Total capital to risk adjusted assets	10.0%	8.0%	14.1%	10.8%
Leverage ratio	5.0%	4.0%	11.1%	8.2%

December 31, 2008
Tier I capital to risk adjusted assets	6.0%	4.0%	9.9%	9.4%
Total capital to risk adjusted assets	10.0%	8.0%	11.1%	10.7%
Leverage ratio	5.0%	4.0%	8.7%	8.3%

March 31, 2008
Tier I capital to risk adjusted assets	6.0%	4.0%	10.5%	10.2%
Total capital to risk adjusted assets	10.0%	8.0%	11.6%	11.3%
Leverage ratio	5.0%	4.0%	9.5%	9.3%

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.  In the first quarter of 2009, we paid total cash dividends of $0.05 per share or $761 thousand.  On April 22, 2009, the Board of Directors declared the second quarter cash dividend of $0.01 per share payable on June 16, 2009 to shareholders of record on June 1, 2009.  We reduced the quarterly dividend from $0.05 to $0.01 per share as a precautionary move to preserve capital during the economic recession.  We estimate the decision will enable us to retain an additional $2.6 million in common equity annually.

On July 23, 2008, the Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase First Security common shares in open market transactions.  The shares will be used for future Company matching contributions with the 401(k) and ESOP Plan.  From January 1, 2009 to March 31, 2009, we purchased 248,800 shares at an average cost of $4.11.   As of March 31, 2009, the cumulative purchases total 700,676 at a total cost of $4,056 thousand, or an average of $5.79 per share.  Currently, we are not actively pursuing the purchase of additional shares.

EFFECTS OF GOVERNMENTAL POLICIES

We are affected by the policies of regulatory authorities, including the Federal Reserve Board and the OCC.  An important function of the Federal Reserve Board is to regulate the national money supply.

Index

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (FSP FAS 115-2), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities as well as requiring additional disclosures related to debt and equity securities.  The “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB FSP 115-1 and 124-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1) has been eliminated and replaced with the guidelines of FSP FAS 115-2.  Under FSP FAS 115-2, an impairment is other-than-temporary if any of the following conditions exists: (1) the entity intends to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the security’s entire amortized cost basis, even if the entity does not intend to sell.  Additionally, FSP FAS 115-2 requires that for impaired securities that an entity does not intend to sell that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income.  FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provides additional factors that must be considered in an other-than-temporary impairment analysis.  The additional disclosure requirements in FSP FAS 115-2 include a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income.  FSP FAS 115-2 is effective prospectively for periods ending after June 15, 2009.  We are currently assessing the effects of adopting FSP FAS 115-2 and its potential impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (FSP FAS 157-4).  FSP FAS 157-4 provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly.  FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types.  FSP FAS 157-4 is effective prospectively for periods ending after June 15, 2009.  We are currently assessing the effects of adopting FSP FAS 157-4 and its potential impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1).  FSP FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements.  FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments.  FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption.  We are currently assessing the effects of adopting FSP FAS 107-1.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit-risk disclosures.  The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted.  We adopted SFAS 161 effective January 1, 2009.  Note 10 in our consolidated financial statements provides further information.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively.  We adopted SFAS 141(R) effective January 1, 2009.   The adoption did not impact our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, (FSP FAS 141(R)-1).  FSP FAS 141(R)-1 amends SFAS 141(R) to require that an acquirer recognize at fair value as of the acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. FSP FAS 141(R)-1 provides that if the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if information available before the end of the measurement period indicates that it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. Additionally, FSP FAS 141(R)-1 requires enhanced disclosures regarding assets and liabilities arising from contingencies which are recognized at the acquisition date of a business combination, including the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied. We adopted FSP FAS 141(R)-1 effective January 1, 2009.  The adoption did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements.  Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited.  Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied retrospectively.  We adopted SFAS 160 effective January 1, 2009.  The adoption did not impact our consolidated financial statements.

Index

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements.  SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  We early adopted SFAS 159 effective January 1, 2007.  Note 8 in our consolidated financial statements provides further information.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  We adopted SFAS 157 effective January 1, 2007.  Note 7 in our consolidated financial statements provides further information.

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

Index

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of March 31, 2009, an exposure to falling rates and a benefit from rising rates.  More specifically, our model forecasts a decline in net interest income of $1.6 million, or 15.4%, as a result of a 200 basis point decline in rates.  The model also predicts a $1.3 million increase in net interest income, or 12.7%, as a result of a 200 basis point increase in rates.  The forecasted results of the model are within the limits specified by ALCO.  The following chart reflects our sensitivity to changes in interest rates as of March 31, 2009.  The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)

Net interest income	$8,656	$10,237	$11,541
Dollar change net interest income	(1,581)	-	1,304
Percentage change net interest income	(15.44)%	0.00%	12.74%

The preceding sensitivity summary is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and other assumptions.  In addition, there is no input for growth or a change in asset mix.  While assumptions are developed based on the current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company shares in open market transactions.  The shares will be used for future matching contributions with the 401(k) and ESOP Plan.  From January 1, 2009 to March 31, 2009, we purchased 248,800 shares at an average cost of $4.11.  As of March 31, 2009, the cumulative purchases total 700,676 at a total cost of $4,056 thousand, or an average of $5.79 per share.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.  The repurchases will be made with our cash resources.  The repurchase program may be suspended or discontinued at any time without prior notice.  Currently, the Company is not actively pursuing the purchase of additional shares.  The following table provides additional information on the purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	25,600	$4.55	25,600	N/A1
February 1, 2009 – February 29, 2009	223,200	$4.06	223,200	N/A1
March 1, 2009 – March 31, 2009	-	-	-	N/A1
	248,800		248,800

1 The 401(k) and ESOP plan may purchase an unspecified number of shares up to a purchase cost of $10.0 million, of which $5.9 million is still available as of March 31, 2009.

Index

ITEM 6.  EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

10.1	Form of Senior Executive Officer Agreement Dated as of January 9, 2009 (executed by Messrs. Holley, Montgomery and Lusk) [1]

10.2
Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement-Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.  [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

[1]	Incorporated by reference to the Exhibit 10.3 to the Current Report on Form 8-K filed January 9, 2009.

[2]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed January 9, 2009.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 8, 2009	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, CEO & President

May 8, 2009	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President