Form 10-Q
period 2009-06-30
FIRST SECURITY GROUP INC/TN
filed 2009-08-10
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes           ☒             No            ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
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

Common Stock, $0.01 par value:
16,418,327 shares outstanding and issued as of August 7, 2009

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,	June 30,
	2009	2008	2008
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$20,908	$23,222	$28,151
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	-	-
Cash and Cash Equivalents	20,908	23,222	28,151
Interest Bearing Deposits in Banks	12,354	918	4,153
Securities Available-for-Sale	137,494	139,305	130,405
Loans Held for Sale	3,806	1,609	6,007
Loans	964,687	1,009,975	1,000,698
Total Loans	968,493	1,011,584	1,006,705
Less: Allowance for Loan and Lease Losses	19,275	17,385	11,855
	949,218	994,199	994,850
Premises and Equipment, net	33,948	33,808	34,854
Goodwill	27,156	27,156	27,156
Intangible Assets	2,139	2,404	2,766
Other Assets	55,176	55,215	48,417
TOTAL ASSETS	$1,238,393	$1,276,227	$1,270,752

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,	June 30,
	2009	2008	2008
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$153,345	$150,047	$170,351
Interest Bearing Demand	63,720	61,402	64,432
Savings and Money Market Accounts	157,560	151,259	143,747
Certificates of Deposit less than $100 thousand	246,652	249,978	249,317
Certificates of Deposit of $100 thousand or more	204,133	206,502	207,260
Brokered Deposits	207,636	257,098	115,354
Total Deposits	1,033,046	1,076,286	950,461
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	20,538	40,036	65,470
Security Deposits	1,558	2,078	2,225
Other Borrowings	102	2,777	92,785
Other Liabilities	10,686	10,806	12,857
Total Liabilities	1,065,930	1,131,983	1,123,798
STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized as of June 30, 2009 and December 31, 2008; 33,000 issued as of June 30, 2009; none issued as of December 31, 2008 and June 30, 2008	31,158	-	-
Common Stock - $.01 par value - 50,000,000 shares authorized; 16,418,327 issued as of June 30, 2009; 16,419,883 issued as of December 31, 2008 and June 30, 2008	114	114	114
Paid-In Surplus	111,933	111,777	111,892
Common Stock Warrants	2,006	-	-
Unallocated ESOP Shares	(6,602)	(5,944)	(3,656)
Retained Earnings	28,262	32,387	36,485
Accumulated Other Comprehensive Income	5,592	5,910	2,119
Total Stockholders’ Equity	172,463	144,244	146,954
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,238,393	$1,276,227	$1,270,752

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$14,524	$17,508	$29,397	$36,111
Debt Securities – taxable	1,154	1,126	2,338	2,261
Debt Securities – non-taxable	400	391	804	789
Other	21	21	35	32
Total Interest Income	16,099	19,046	32,574	39,193

INTEREST EXPENSE
Interest Bearing Demand Deposits	50	94	101	193
Savings Deposits and Money Market Accounts	399	568	871	1,206
Certificates of Deposit of less than $100 thousand	1,900	2,640	3,949	5,677
Certificates of Deposit of $100 thousand or more	1,644	2,322	3,404	5,036
Brokered Deposits	1,488	1,091	3,253	1,827
Other	118	915	259	2,323
Total Interest Expense	5,599	7,630	11,837	16,262

NET INTEREST INCOME	10,500	11,416	20,737	22,931
Provision for Loan and Lease Losses	6,196	1,953	11,189	3,131
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	4,304	9,463	9,548	19,800

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,170	1,337	2,317	2,612
Other	1,474	1,659	2,778	3,338
Total Noninterest Income	2,644	2,996	5,095	5,950

NONINTEREST EXPENSES
Salaries and Employee Benefits	5,043	5,767	10,400	11,524
Expense on Premises and Fixed Assets, net of rental income	1,512	1,703	3,032	3,387
Other	3,337	2,793	5,920	5,416
Total Noninterest Expenses	9,892	10,263	19,352	20,327

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(2,944)	2,196	(4,709)	5,423
Income Tax (Benefit) Provision	(1,536)	592	(2,449)	1,576
NET (LOSS) INCOME	(1,408)	1,604	(2,260)	3,847
Preferred Stock Dividends	413	-	784	-
Accretion on Preferred Stock Discount	87	-	164	-
NET (LOSS) INCOME TO COMMON STOCKHOLDERS	$(1,908)	$1,604	$(3,208)	$3,847

NET (LOSS) INCOME PER SHARE:
Net (Loss) Income Per Share - Basic	$(0.12)	$0.10	$(0.21)	$0.24
Net (Loss) Income Per Share - Diluted	$(0.12)	$0.10	$(0.21)	$0.24
Dividends Declared Per Common Share	$0.01	$0.05	$0.06	$0.10

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

		Common Stock					Accumulated
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Stock Warrants	Retained Earnings	Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance – December 31, 2008	$-	16,420	$114	$111,777	$-	$32,387	$5,910	$(5,944)	$144,244
Comprehensive Income:
Net Loss (unaudited)						(2,260)			(2,260)
Change Unrealized Gain:
Securities Available-for-Sale, net of tax (unaudited)							236		236
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(554)		(554)
Total Comprehensive Loss									(2,578)
Issuance of Preferred Stock (unaudited)	30,994				2,006				33,000
Accretion of Discount Associated with Preferred Stock (unaudited)	164					(164)			-
Preferred Stock Dividend ($11.25 per share) (unaudited)						(784)			(784)
Common Stock Dividend ($0.06 per share) (unaudited)						(917)			(917)
Stock-based Compensation, net of forfeitures (unaudited)		(2)		200					200
ESOP Common Stock Purchases (unaudited)								(1,023)	(1,023)
ESOP Allocation (unaudited)				(44)				365	321
Balance – June 30, 2009 (unaudited)	$31,158	16,418	$114	$111,933	$2,006	$28,262	$5,592	$(6,602)	$172,463

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)
	Six Months Ended
	June 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(2,260)	$3,847
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities -
Provision for Loan and Lease Losses	11,189	3,131
Amortization, net	324	432
Stock-Based Compensation	200	299
ESOP Compensation	321	417
Depreciation	1,065	1,260
(Gain) / Loss on Sale of Premises and Equipment	(3)	14
Gain on Sale of Other Real Estate and Repossessions, net	(72)	(282)
Write-down of Other Real Estate and Repossessions	387	135
Accretion of Fair Value Adjustment, net	(99)	(154)
Accretion of Cash Flow Swaps	(528)	(517)
Accretion of Terminated Cash Flow Swaps	(722)	(296)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	2,197	(1,611)
Interest Receivable	287	(68)
Other Assets	(1,072)	(814)
Interest Payable	(847)	(720)
Other Liabilities	256	(2,589)
Net Cash Provided by Operating Activities	10,623	2,484

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(11,436)	(3,857)
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	12,891	11,559
Sales	-	-
Purchases	(10,781)	(11,396)
Loan Originations and Principal Collections, net	21,984	(56,957)
Proceeds for Interim Settlements of Cash Flow Swaps, net	938	264
Proceeds for Termination of Cash Flow Swaps	5,778	-
Proceeds from Sale of Premises and Equipment	13	86
Proceeds from Sales of Other Real Estate and Repossessions	3,969	1,143
Additions to Premises and Equipment	(1,246)	(1,463)
Capital Improvements to Repossessions and Other Real Estate	(114)	-
Net Cash Provided by / (Used in) Investing Activities	21,996	(60,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) / Increase in Deposits	(43,242)	47,825
Net (Decrease) / Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(19,498)	3,184
Net (Decrease) / Increase of Other Borrowings	(2,675)	12,329
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	33,000	-
Repurchase and Retirement of Common Stock	-	(2,803)
Repurchase of Common Stock for 401(k) and ESOP Plan	(1,023)	-
Dividends Paid on Preferred Stock	(578)	-
Dividends Paid on Common Stock	(917)	(1,641)
Net Cash (Used in) / Provided by Financing Activities	(34,933)	58,894
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,314)	757
CASH AND CASH EQUIVALENTS - beginning of period	23,222	27,394
CASH AND CASH EQUIVALENTS - end of period	$20,908	$28,151

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Six Months Ended
	June 30,
(in thousands)	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to Foreclosed Properties and Repossessions	$11,784	$4,202
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$12,684	$16,982
Income Taxes Paid	$539	$4,653

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

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – COMPREHENSIVE INCOME

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, the Company is required to report “comprehensive income,” a measure of all changes in equity, not only reflecting net income but certain other changes as well.  The following table presents the comprehensive income for the three and six month periods ended June 30, 2009 and 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Net (loss) income	$(1,408)	$1,604	$(2,260)	$3,847
Other comprehensive income (loss)
Available-for-sale securities
Unrealized net (loss) gain on securities arising during the period	(683)	(3,397)	358	(1,283)
Tax benefit (expense) related to unrealized net loss	232	1,155	(122)	436
Unrealized (loss) gain on securities, net of tax	(451)	(2,242)	236	(847)

Derivative cash flow hedges
Unrealized gain (loss) on derivatives arising during the period	33	(2,383)	312	797
Tax (expense) benefit related to unrealized (loss) gain	(10)	810	(106)	(271)
Reclassification adjustments for realized gain included in net income	(455)	(477)	(1,152)	(813)
Tax expense related to gain realized in net income	155	162	392	276
Unrealized loss on derivatives, net of tax	(277)	(1,888)	(554)	(11)

Other comprehensive loss, net of tax	(728)	(4,130)	(318)	(858)
Comprehensive (loss) income, net of tax	$(2,136)	$(2,526)	$(2,578)	$2,989

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net (loss) income available to common stockholders	$(1,908)	$1,604	$(3,208)	$3,847
Denominator:
Weighted average common shares outstanding	15,503	16,052	15,537	16,098
Equivalent shares issuable upon exercise of stock options	-	185	-	187
Weighted average diluted shares outstanding	15,503	16,237	15,537	16,285
Net (loss) income per share:
Basic	$(0.12)	$0.10	$(0.21)	$0.24
Diluted	$(0.12)	$0.10	$(0.21)	$0.24

On January 9, 2009, as part of the U.S. Department of the Treasury (Treasury) Troubled Asset Relief Program Capital Purchase Program (TARP CPP), the Company issued a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share.  Note 7 discusses the transaction in further detail.  The common stock warrants are treated as outstanding options under the treasury stock method for calculating the weighted average diluted shares outstanding.  For the three and six months ended June 30, 2009, the common stock warrants were anti-dilutive.

For the three and six months ended June 30, 2009, the weighted average stock options and restricted stock awards that were anti-dilutive totaled 1,321 thousand and 1,387 thousand, respectively, as compared to 631 thousand and 602 thousand for the same periods in 2008.  Anti-dilutive options and awards are not included in the computation of diluted earnings per share under the treasury stock method.

Index

NOTE 4—SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
June 30, 2009
Debt securities—
Federal agencies	$12,835	$115	$34	$12,916
Mortgage-backed	80,190	2,394	813	81,771
Municipals	42,233	709	232	42,710
Other	125	-	28	97
Total	$135,383	$3,218	$1,107	$137,494

Securities available-for-sale
December 31, 2008
Debt securities—
Federal agencies	$8,500	$245	$-	$8,745
Mortgage-backed	85,878	2,086	769	87,195
Municipals	43,053	704	408	43,349
Other	125	-	109	16
Total	$137,556	$3,035	$1,286	$139,305

For the six months ended June 30, 2009, no available-for-sale securities were sold.

At June 30, 2009 and December 31, 2008, federal agencies, municipals and mortgage-backed securities with a carrying value of $17,547 thousand and $18,143 thousand, respectively, were pledged to secure public deposits.  At June 30, 2009 and December 31, 2008, the carrying amount of securities pledged to secure repurchase agreements was $34,915 thousand and $46,829 thousand, respectively.

Maturity of Securities

The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2009.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$4,100	$4,125
Over 1 year through 5 years	17,178	17,552
5 years to 10 years	29,102	29,362
Over 10 years	4,813	4,684
	55,193	55,723
Mortgage-backed securities	80,190	81,771
Total	$135,383	$137,494

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 months or Greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2009
Federal agencies	$3,301	$34	$-	$-	$3,301	$34
Mortgage-backed	6,896	109	4,777	704	11,673	813
Municipals	6,704	96	2,055	136	8,759	232
Other	97	28	-	-	97	28
Totals	$16,998	$267	$6,832	$840	$23,830	$1,107

December 31, 2008
Federal agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	6,034	769	-	-	6,034	769
Municipals	10,525	408	-	-	10,525	408
Other	16	109	-	-	16	109
Totals	$16,575	$1,286	$-	$-	$16,575	$1,286

Index

As of June 30, 2009, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary.  Under FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell.  Additionally, FSP FAS 115-2 requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income.  If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

In evaluating the recovery of the entire amortized cost basis, the Company considers factors such as (1) the length of time and the extent to which the market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry, (3) defaults or deferrals of scheduled interest, principal or dividend payments and (4) external credit ratings and recent downgrades.

As of June 30, 2009, gross unrealized losses in the Company’s portfolio totaled $1.1 million, as compared to $1.3 million as of December 31, 2008.  The unrealized losses in mortgage-backed securities consists of ten securities, with a $600 thousand unrealized loss in one security.  This security is rated BAA3 by Moody as of June 30, 2009.  The security’s junior tranches experienced a break in yield during the second quarter of 2009.  The Company conducted a thorough review, including multiple stress tests, to determine if an impairment for credit risk had occurred.  The Company holds a senior tranche bond.  The results of the analysis currently support full recovery of the Company’s cost.  The unrealized loss in municipal securities is primarily a result of rising long-term interest rates and widening credit spreads primarily due to declines in credit ratings of underlying insurance firms subsequent to purchase.  A total of 33 municipal securities had unrealized losses at June 30, 2009.  Unrealized losses will decline as the securities approach maturity and if interest rates fall to the purchased yield.  The unrealized losses in other securities are two trust preferred securities. The unrealized losses are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities.  Based on results of the Company’s  impairment assessment, the unrealized losses at June 30, 2009 are considered temporary.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents loans by type.

	June 30, 2009	December 31, 2008	June 30, 2008
	(in thousands)
Loans secured by real estate-
Residential 1-4 family	$288,836	$296,454	$276,296
Commercial	225,790	234,630	225,363
Construction	183,623	194,603	210,194
Multi-family and farmland	33,847	34,273	28,282
	732,096	759,960	740,135
Commercial loans	150,472	157,906	169,837
Consumer installment loans	54,261	58,296	58,869
Leases, net of unearned income	26,784	30,873	35,655
Other	4,880	4,549	2,209
Total loans	968,493	1,011,584	1,006,705
Allowance for loan and lease losses	(19,275)	(17,385)	(11,855)
Net loans	$949,218	$994,199	$994,850

The following table presents an analysis of the allowance for loan and lease losses.  The provision expense for loan and lease losses in the table does not include the Company’s provision accrual for unfunded commitments of $11 thousand and $12 thousand for the six months ended June 30, 2009 and 2008, respectively.  The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets.

	June 30, 2009	June 30, 2008
	(in thousands)
Allowance for loan and lease losses-beginning of period	$17,385	$10,956
Provision expense for loan and lease losses	11,178	3,119
Loans charged-off	(9,436)	(2,334)
Loan loss recoveries	148	114
Allowance for loan and lease losses-end of period	$19,275	$11,855

Impaired loans, which are recognized in conformity with FASB Statement No. 114, as amended by FASB No. 118, were $10,085 thousand, $14,684 thousand and $5,077 thousand at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Nonaccrual loans were $26,782 thousand, $18,453 thousand and $6,845 thousand at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Loans past due 90 days or more and still accruing interest were $3,373 thousand, $2,706 thousand and $785 thousand as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Index

NOTE 6 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2009, December 31, 2008, and June 30, 2008 was $19,236 thousand, $21,880 thousand, and $17,700 thousand, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.   The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock and ESOP Activity

During 2009, the Board of Directors declared common stock dividends as presented in the following table.

Declaration Date	Dividend Per Common Share	Date of Record	Amount (in thousands)		Payment Date
January 28, 2009	$0.05	March 3, 2009	$761		March 16, 2009
April 22, 2009	$0.01	June 1, 2009	$156		June 16, 2009
July 22, 2009	$0.01	September 1, 2009	$155	1	September 16, 2009

1 Estimate based on current number of common shares outstanding.

On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company shares in open market transactions.  The shares will be used for future Company matching contributions with the 401(k) and ESOP Plan.  From January 1, 2009 to June 30, 2009, the Company purchased 248,800 shares at an average cost of $4.11.   As of June 30, 2009, the cumulative purchases total 700,676 shares at a total cost of $4,056 thousand, or an average of $5.79 per share.  Currently, the Company is not actively pursuing the purchase of additional shares.

On June 30, 2009 and March 31, 2009, the Company released 49,192 and 40,209 shares, respectively, from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense (in thousands)
Shares as of December 31, 2008	710,163	—	241,713
Shares purchased by ESOP during 2009	248,800	—	—
Shares allocated during 2009	(89,401)	—	89,401	$321
Shares as of June 30, 2009	869,562	—	331,114

Preferred Stock

On December 29, 2008, the Company filed with the State of Tennessee an Articles of Amendment to the Charter of Incorporation to authorize a class of ten million (10,000,000) shares of preferred stock, no par value.  These Articles of Amendment were approved by the stockholders of the Company at a stockholders’ meeting held December 18, 2008, pursuant to a proxy statement filed by the Company on November 24, 2008.

On January 9, 2009, as part of the TARP CPP, the Company agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares (Preferred Shares) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33,000 thousand in cash.  As a participant in the TARP CPP, the Company is subject to limitations on the payments of dividends to common stockholders (other than a regular quarterly cash dividend of not more than $0.05 per share of common stock).

The Preferred Shares qualify as Tier I capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.  On February 15, 2009, the Company paid a 36-day prorated Preferred Shares dividend of $165 thousand.  On May 17, 2009, the first business day following May 15, 2009, the Company paid a Preferred Shares dividend of $413 thousand.  The $784 thousand Preferred Stock dividend shown on the consolidated income statements includes an accrued dividend of $206 thousand.

The total purchase price of $33,000 thousand was allocated between the Preferred Stock and the warrants based on the respective fair value of each.  The warrants are valued at $2,006 thousand.  The Preferred Stock original discount was $2,006 thousand.  This discount is being expensed over the expected life of the Preferred Stock, or five years, utilizing the effective interest method.  For the three and six months ended June 30, 2009, the Company recognized $87 thousand and $164 thousand, respectively, in Preferred Stock discount accretion.

Index

NOTE 8 – TAXES

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

For the three and six months ended June 30, 2009, the Company recognized an income tax benefit of $1.5 million and $2.4 million, respectively.  This benefit primarily relates to increases in deferred tax assets including the increase associated with the temporary difference of the allowance for loan and lease losses and the year-to-date net operating loss.  Based on the Company’s historical pattern of taxable income, including the expectation of taxable income in 2009, the Company expects to produce sufficient income in the future to realize its deferred tax assets.  A valuation allowance is established for any portion of a deferred tax asset that the Company believes is more likely than not that the Company will not be able to realize the benefits or portion of a deferred income tax asset.  As of June 30, 2009, the Company has no valuation allowances associated with deferred tax assets.

The Company evaluated its material tax positions as of June 30, 2009.  Under the “more-likely-than-not” threshold guidelines as defined by the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109, Accounting for Income Taxes (FIN 48), the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

As of June 30, 2009, there were no penalties and interest recognized in the consolidated income statement as a result of FIN 48, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2009.  However, changes in state and federal tax regulations could create a material uncertain tax position.

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

Index

SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$137,494	$-	$137,244	$250
Loans held for sale	3,806	-	3,806	-
Forward loan sales contracts	98	-	98	-

Financial liabilities
None	-	-	-	-

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of June 30, 2009.

	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Financial Assets
Securities Available-for-Sale	$250	$-	$-	$-	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

Index

At June 30, 2009, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis include other real estate owned (OREO) and repossessions, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits.  Such measurements were determined utilizing Level 2 and Level 3 inputs.

OREO and repossessions are measured at fair value on a non-recurring basis in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

	Carrying Value as of June 30, 2009	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2009
	(in thousands)
Other Real Estate Owned	$2,917	$-	$2,917	$-	$(1,214)
Repossessions	859	-	859	-	(387)

The following table presents the estimated fair values of the Company’s financial instruments.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$20,908	$20,908	$23,222	$23,222
Interest bearing deposits in banks	$12,354	$12,354	$918	$918
Securities available-for-sale	$137,494	$137,494	$139,305	$139,305
Loans held for sale	$3,806	$3,806	$1,609	$1,609
Loans	$964,687	$971,571	$1,009,975	$1,041,559
Allowance for loan and lease losses	$(19,275)	$(19,275)	$(17,385)	$(17,385)

Financial liabilities
Deposits	$1,033,046	$1,040,345	$1,076,286	$1,085,973
Federal funds purchased and securities sold under agreements to repurchase	$20,538	$20,538	$40,036	$40,036
Other borrowings	$102	$102	$2,777	$2,777

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents – The carrying value of cash and cash equivalents approximates fair value.

•	Interest bearing deposits in banks – The carrying amounts of interest bearing deposits in banks approximate fair value.

•	Securities – The Company’s securities are valued utilizing Level 2 inputs with the exception of one $250 thousand bond. Level 2 inputs are based on quoted prices for similar assets in active markets.

•	Loans held for sale – Fair value for loans held for sale are based on quoted prices for similar assets in active markets.

•
Loans – For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans and other consumer loans are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit ratings quality.  Fair value for impaired loans and leases are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Index

•
Deposit liabilities – The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected maturities on time deposits.

•
Federal funds purchased and securities sold under agreements to repurchase – These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

•	Other borrowings – Other borrowings carrying amount reported in the consolidated balance sheets approximates fair value.

NOTE 10 – FAIR VALUE OPTION

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

As of June 30, 2009 and 2008, there was $3,806 thousand and $6,007 thousand in loans held for sale recorded at fair value, respectively.  For the three and six months ended June 30, 2009, approximately $199 thousand and $441 thousand in loan origination and related fee income was recognized in non-interest income, respectively, and an insignificant amount of origination and related fee expense, respectively, was recognized in non-interest expense utilizing the fair value option.

For the six months ended June 30, 2009, the Company recognized a loss of $218 thousand due to changes in fair value for loans held for sale in which the fair value option was elected.  This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale.  The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and offset $120 thousand of the change in fair value of loans held for sale.

Index

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$3,806	$3,904	$(98)

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements.  It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.  As of June 30, 2009, the Company has not entered into a transaction in a dealer capacity.

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

Index

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million.  At termination, the swaps had a market value of $2.0 million.  The gain is being accreted into interest income over the remaining life of the originally hedged items.  The Company recognized $147 thousand and $294 thousand in interest income from the terminated swaps for the three and six months ended June 30, 2009, respectively.

On March 26, 2009, the Company elected to terminate two interest rate swaps with a total notional value of $50 million.  At termination, the swaps had a market value of $5.8 million.  The Company terminated the swaps to eliminate increasing credit risk with the counterparty.  The gain is being accreted into interest income over the remaining life of the originally hedged items.  The Company recognized $528 thousand in interest income through the termination date and an additional $22 thousand for the remainder of March 2009.  The Company recognized $406 thousand for the three months ended June 30, 2009 for a total of $956 thousand for the six months ended June 30, 2009.

The following table presents the accretion of the remaining gain for the terminated swaps.

	20091	2010	2011	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$239	$394	$219	$62	$914
Accretion of gain from 2009 terminated swaps	$821	$1,628	$1,629	$1,272	$5,350

1	Represents the gain accretion for July 1, 2009 to December 31, 2009. Excludes the amounts recognized in the first six months of 2009.

The following table presents the cash flow hedges as of June 30, 2009.

				Accumulated
		Gross	Gross	Other
	Notional	Unrealized	Unrealized	Comprehensive	Maturity
	Amount	Gains	Losses	Income	Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$3,806	$101	$3	$65	Various
	$3,806	$101	$3	$65

Terminated asset hedges
Cash flow hedges: 1
Interest rate swap	$25,000	$-	$-	$74	June 28, 2010
Interest rate swap	25,000	-	-	142	June 28, 2011
Interest rate swap	14,000	-	-	30	June 28, 2010
Interest rate swap	20,000	-	-	108	June 28, 2011
Interest rate swap	35,000	-	-	249	June 28, 2012
Interest rate swap	25,000	-	-	1,765	October 15, 2012
Interest rate swap	25,000	-	-	1,765	October 15, 2012
	$169,000	$-	$-	$4,133

1
The $4.1 million of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2009, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

Index

The following table presents additional information on the active derivative positions as of June 30, 2009.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$3,806	Other assets	$98	Other liabilities	N/A	Noninterest income – other	$120

Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,806	N/A	N/A	Noninterest income – other	N/A

For the three and six months ended June 30, 2009, no significant amounts were recognized for hedge ineffectiveness.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement 140 (SFAS 166).  SFAS 166 provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with Statement of Financial Accounting Standards 167, Amendments to FASB Interpretation 46(R) (SFAS  167).  SFAS 166 modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  SFAS 166 also provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  SFAS 166 requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by FSP FAS 140-4.  SFAS 166 is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years.  SFAS  166’s disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under FSP FAS 140-4.  The Company is currently assessing the effects of adopting SFAS 166.

In June 2009, the FASB issued SFAS 167 which revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the prior quantitative-based risks and rewards test required under FASB Interpretation 46-R, Consolidation of Variable Interest Entities — revised December 2003 (FIN 46-R) with a qualitative analysis.  Additionally, SFAS 167 requires continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary.  SFAS 167 is effective for periods beginning after November 15, 2009, and requires reevaluation under its amended consolidation requirements of all QSPEs and entities currently subject to FIN 46-R as of the beginning of the first annual period that begins after November 15, 2009.  The Company is currently assessing the effects of adopting SFAS 166.

In June 2009, the FASB issued Statement of Financial Accounting Standards 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (SFAS 168).  SFAS  168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC.  Under SFAS 168, all guidance contained in the FASB Accounting Standards Codification carries an equal level of authority, with SFAS  168 superseding all then-existing non-SEC accounting and reporting standards as of its effective date. SFAS 168 is effective for periods ending after September 15, 2009. The effect of adopting SFAS 168 will not impact the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires disclosure of the date through which a company has evaluated subsequent events.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted SFAS 165 effective for the second quarter of 2009.  The required disclosures are presented in Note 13 to the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (FSP FAS 115-2), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities as well as requiring additional disclosures related to debt and equity securities.   The “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB FSP 115-1 and 124-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1) has been eliminated and replaced with the guidelines of FSP FAS 115-2.   Under FSP FAS 115-2, an impairment is other-than-temporary if any of the following conditions exist: (1) the entity intends to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the security’s entire amortized cost basis, even if the entity does not intend to sell.   Additionally, FSP FAS 115-2 requires that for impaired securities that an entity does not intend to sell that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income.   FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provides additional factors that must be considered in an other-than-temporary impairment analysis.   The additional disclosure requirements in FSP FAS 115-2 include a roll-forward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income.   FSP FAS 115-2 is effective prospectively for periods ending after June 15, 2009.   The Company adopted FSP FAS 115-2 effective for the second quarter of 2009.   The adoption did not impact the Company’s consolidated financial statements.

Index

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (FSP FAS 157-4).  FSP FAS 157-4 provides factors that an entity should consider when determining whether a market for an asset is not active.  If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in an inactive market is orderly.  FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No.  157, Fair Value Measurements (SFAS 157).  FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types.  FSP FAS 157-4 is effective prospectively for periods ending after June 15, 2009.  The Company adopted FSP FAS 157-4 effective for the second quarter of 2009.   The adoption did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company adopted FSP FAS 107-1 effective April 1, 2009. The additional quarterly disclosures required by FSP FAS 107-1 are presented in Note 9 of the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit-risk disclosures. The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application was permitted. The Company adopted SFAS 161 effective January 1, 2009. The adoption did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company adopted SFAS 141(R) effective January 1, 2009. The adoption did not impact the Company’s consolidated financial statements.

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

Index

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements that must be applied retrospectively. The Company adopted SFAS 160 effective January 1, 2009. The adoptions did not impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities that are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities that are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 was effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well.  The Company early adopted SFAS 159 effective January 1, 2007.  Note 10 provides further information.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  The Company adopted SFAS 157 on April 5, 2007 with the effective date of January 1, 2007.  The adoption resulted in the additional disclosures presented in Note 9.

NOTE 13 – SUBSEQUENT EVENTS

On July 22, 2009, the Company’s Board of Directors approved a third quarter cash dividend of $0.01 per share payable on September 16, 2009 to stockholders of record on September 1, 2009.

The Company evaluated subsequent events through August 7, 2009 for possible recognition or disclosure in the consolidated financial statements as of and for the period ending June 30, 2009.  The Company did not identify any such subsequent events.

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

SECOND QUARTER 2009 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Recent Events

On January 9, 2009, as part of the Troubled Asset Relief Program Capital Purchase Program (TARP CPP), we agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares (Preferred Shares) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 823,627 shares of our common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33 million in cash.  The Preferred Shares qualify as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.  As of June 30, 2009, we have paid $578 thousand in dividends to the Treasury.

Index

The Treasury’s preferred stock investment of $33 million has enhanced our ability to fund prudent loans to creditworthy borrowers within the communities that we serve.  Since receiving the investment on January 9, 2009, we have funded approximately $54.8 million in new loans and approximately $241.4 million in renewed loans, and have extended commitments to lend an additional $49.7 million under new loan agreements.  Overall, our ability to fund loans is greater than it would be without the Treasury’s investment.

On July 22, 2009, our Board of Directors approved a third quarter cash dividend of $0.01 per share payable on September 16, 2009 to stockholders of record on September 1, 2009.

Overview

As of June 30, 2009, we had total consolidated assets of $1.2 billion, total loans of $968.5 million, total deposits of $1.0 billion and stockholders’ equity of $172.5 million.  For the three and six months ended June 30, 2009, our net loss available to common stockholders was $1.9 million and $3.2 million, respectively, resulting in net loss of $0.12 and $0.21 per share (basic and diluted), respectively.

As of June 30, 2008, we had total consolidated assets of $1.3 billion, total loans of $1.0 billion, total deposits of $950.5 million and stockholders’ equity of $147.0 million.  For the three and six months ended June 30, 2008, our net income available to common stockholders was $1.6 million and $3.8 million, respectively, resulting in net income of $0.10 and $0.24 per share (basic and diluted), respectively.

For the three and six month periods ending June 30, 2009, net interest income decreased by $916 thousand and $2.2 million, respectively, and noninterest income decreased by $352 thousand and $855 thousand, respectively, compared to the same periods in 2008.  For the three and six months ended June 30, 2009, non-interest expense decreased by $371 thousand and $975 thousand, respectively, compared to the same periods in 2008.  The decline in net interest income is primarily due to our lower net interest margin.  The decrease in noninterest income is attributable to a decline in mortgage loan and related fee income and a reduction in deposit fees.  Noninterest expense decreased primarily from the elimination in the incentive compensation accrual and reductions in operational expenses.  Full-time equivalent employees were 353 at June 30, 2009 compared to 369 at June 30, 2008.

The provision for loan and lease losses increased $4.2 million and $8.1 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The provision was increased as a result of our analysis of inherent risks in the loan portfolio, trends in non-performing and classified loans, the levels of charge-offs and general economic conditions.

For the three and six months ended June 30, 2009, our return on average assets was negative 0.61% and negative 0.50%, respectively, compared to 0.51% and 0.62% for the comparable period in 2008.  Our return on average common equity was negative 5.28% and negative 4.42% for the three and six months ended June 30, 2009, respectively, as compared to 4.30% and 5.16% in the same periods for 2008.

Index

Our efficiency ratio for the six months ended June 30, 2009 increased to 74.9% compared to 70.4% in the same period of 2008.  The increase relates to the declines in net interest income  and noninterest income, partially offset by a decline in noninterest expense.  We expect our efficiency ratio to stabilize as we anticipate our margin to improve for the remainder of 2009.  In May 2009, we opened a de novo branch in Hixson, Tennessee.

Net interest margin in the second quarter of 2009 was 3.77%, or 35 basis points lower than the prior year period of 4.12%.  Our margin increased 14 basis points from the first quarter to the second quarter of 2009.  Our margin continues to exceed our peer group’s average of 3.34% (as reported in the March 31, 2009 Uniform Bank Performance Report).  We believe that our net interest margin will continue to improve for the remainder of 2009.  The projected increase of our net interest margin is dependent on competitive pricing pressure, our ability to raise core deposits and any possible further action to the target federal funds rate by the Federal Reserve Board.

RESULTS OF OPERATIONS

We reported a net loss to common stockholders for the three and six month periods ended June 30, 2009 of $1.9 million and $3.2 million compared to net income for the same periods in 2008 of $1.6 million and $3.8 million, respectively.  In the second quarter of 2009, basic and diluted net loss per share was $0.12 on approximately 15.5 million weighted average shares outstanding.  On a year-to-date basis, basic and diluted net loss per share was $0.21 on approximately 15.5 million weighted average shares outstanding.

Net income on a quarterly and year-to-date basis in 2009 was below the comparable amounts in 2008 as a result of the contraction in the net interest margin and higher provision for loan and lease loss expense.  Consistent with our efforts to control costs, noninterest expense declined faster than the declines in noninterest income on both a quarterly and year-to-date basis.  As of June 30, 2009, we had 39 banking offices, including the headquarters, two loan/lease production offices and 353 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2009 compared to the same periods in 2008.

Condensed Consolidated Income Statement

	For the Three Months Ended June 30,	Change from Prior Year		For the Six Months Ended June 30,	Change from Prior Year
	2009	Amount	Percentage	2009	Amount	Percentage
	(in thousands, except percentages)
Interest income	$16,099	$(2,947)	-15.5%	$32,574	$(6,619)	-16.9%
Interest expense	5,599	(2,031)	-26.6%	11,837	(4,425)	-27.2%
Net interest income	10,500	(916)	-8.0%	20,737	(2,194)	-9.6%
Provision for loan and lease losses	6,196	4,243	217.3%	11,189	8,058	257.4%
Net interest income after provision for loan and lease losses	4,304	(5,159)	-54.5%	9,548	(10,252)	-51.8%
Noninterest income	2,644	(352)	-11.7%	5,095	(855)	-14.4%
Noninterest expense	9,892	(371)	-3.6%	19,352	(975)	-4.8%
Net loss before income taxes	(2,944)	(5,140)	-234.1%	(4,709)	(10,132)	-186.8%
Income tax benefit	(1,536)	(2,128)	-359.5%	(2,449)	(4,025)	-255.4%
Net loss	(1,408)	(3,012)	-187.8%	(2,260)	(6,107)	-158.7%
Preferred stock dividends and discount accretion	500	500	100.0%	948	948	100.0%
Net loss available to common stockholders	$(1,908)	$(3,512)	-219.0%	$(3,208)	$(7,055)	-183.4%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended June 30, 2009, net interest income decreased by $916 thousand, or 8.0%, to $10.5 million compared to $11.4 million for the same period in 2008.  For the six months ended June 30, 2009, net interest income decreased by $2.2 million, or 9.6%, to $20.7 million for the period ended June 30, 2009 compared to $22.9 million for the same period in 2008.

Index

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

Index

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2009 and 2008.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Three Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income (1) (2)	$984,210	$14,527	5.92%	$999,859	$17,512	7.03%
Debt securities – taxable	97,282	1,169	4.82%	88,233	1,144	5.20%
Debt securities – non-taxable (2)	43,227	611	5.67%	42,808	599	5.61%
Other earning assets	17,619	21	0.48%	4,127	21	2.04%
Total earning assets	1,142,338	16,328	5.73%	1,135,027	19,276	6.81%
Allowance for loan and lease losses	(19,388)			(11,593)
Intangible assets	29,365			30,034
Cash & due from banks	18,873			23,809
Premises & equipment	33,972			34,336
Other assets	53,203			47,590
TOTAL ASSETS	$1,258,363			$1,259,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$63,118	50	0.32%	$65,819	94	0.57%
Money market accounts	124,750	373	1.20%	104,250	532	2.05%
Savings deposits	36,054	26	0.29%	35,495	36	0.41%
Time deposits of less than $100 thousand	245,233	1,900	3.11%	252,633	2,640	4.19%
Time deposits of $100 thousand or more	201,923	1,644	3.27%	211,118	2,322	4.41%
Brokered CDs and CDARS®	150,371	1,327	3.54%	107,261	1,091	4.08%
Brokered money markets and NOWs	77,498	161	0.83%	-	-	-%
Federal funds purchased	9	-	1.00%	32,306	213	2.64%
Repurchase agreements	21,999	116	2.11%	33,648	194	2.31%
Other borrowings	367	2	2.19%	92,787	508	2.20%
Total interest bearing liabilities	921,322	5,599	2.44%	935,317	7,630	3.27%
Net interest spread		$10,729	3.29%		$11,646	3.54%
Noninterest bearing demand deposits	148,918			159,323
Accrued expenses and other liabilities	12,555			15,247
Stockholders’ equity	169,125			144,663
Accumulated other comprehensive income	6,443			4,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,258,363			$1,259,203

Impact of noninterest bearing sources and other changes in balance sheet composition			0.48%			0.58%

Net interest margin			3.77%			4.12%

       _______________
(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis.  The net taxable equivalent adjustment amounts included in the above table were $229 thousand and $230 thousand for the three months ended June 30, 2009 and 2008, respectively.

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended June 30, 2009 Compared to 2008

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(274)	$(2,711)	$(2,985)
Debt securities – taxable	117	(92)	25
Debt securities – non-taxable	6	6	12
Other earning assets	69	(69)	-
Total earning assets	(82)	(2,866)	(2,948)

Interest bearing liabilities:
Interest bearing demand deposits	(4)	(40)	(44)
Money market accounts	105	(264)	(159)
Savings deposits	1	(11)	(10)
Time deposits of less than $100 thousand	(77)	(663)	(740)
Time deposits of $100 thousand or more	(101)	(577)	(678)
Brokered CDs and CDARS®	438	(202)	236
Brokered money markets and NOWs	161	-	161
Federal funds purchased	(213)	-	(213)
Repurchase agreements	(67)	(11)	(78)
Other borrowings	(506)	-	(506)
Total interest bearing liabilities	(263)	(1,768)	(2,031)
Increase (decrease) in net interest income	$181	$(1,098)	$(917)

Index

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended June 30, 2009 and 2008.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Six Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income (1) (2)	$992,039	$29,404	5.98%	$982,931	$36,120	7.39%
Debt securities – taxable	95,977	2,368	4.98%	88,341	2,297	5.23%
Debt securities – non-taxable (2)	43,576	1,228	5.68%	42,982	1,208	5.65%
Other earning assets	23,569	35	0.30%	2,844	32	2.26%
Total earning assets	1,155,161	33,035	5.77%	1,117,098	39,657	7.14%
Allowance for loan and lease losses	(18,792)			(11,330)
Intangible assets	29,431			30,145
Cash & due from banks	17,625			23,814
Premises & equipment	33,876			34,469
Other assets	54,988			47,575
TOTAL ASSETS	$1,272,289			$1,241,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$62,383	101	0.33%	$64,668	193	0.60%
Money market accounts	125,025	821	1.32%	100,889	1,127	2.25%
Savings deposits	35,242	50	0.29%	35,134	79	0.45%
Time deposits of less than $100 thousand	244,921	3,949	3.25%	256,920	5,677	4.44%
Time deposits of $100 thousand or more	201,428	3,404	3.41%	217,555	5,036	4.66%
Brokered CDs and CDARS®	165,742	2,926	3.56%	82,316	1,827	4.46%
Brokered money markets and NOWs	78,122	327	0.84%	-	-	-%
Federal funds purchased	629	4	1.28%	32,961	509	3.11%
Repurchase agreements	22,173	243	2.21%	33,962	427	2.53%
Other borrowings	893	12	2.71%	93,604	1,387	2.98%
Total interest bearing liabilities	936,558	11,837	2.55%	918,009	16,262	3.56%
Net interest spread		$21,198	3.22%		$23,395	3.58%
Noninterest bearing demand deposits	148,651			157,348
Accrued expenses and other liabilities	12,881			17,256
Stockholders’ equity	167,605			144,430
Accumulated other comprehensive income	6,594			4,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,272,289			$1,241,771

Impact of noninterest bearing sources and other changes in balance sheet composition			0.48%			0.63%

Net interest margin			3.70%			4.21%

        ______________
(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis.  The net taxable equivalent adjustment amounts included in the above table were $461 thousand and $464 thousand for the six months ended June 30, 2009 and 2008, respectively.

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Six Months Ended June 30, 2009 Compared to 2008

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$134	$(6,850)	$(6,716)
Debt securities – taxable	185	(114)	71
Debt securities – non-taxable	10	10	20
Other earning assets	232	(229)	3
Total earning assets	561	(7,183)	(6,622)

Interest bearing liabilities:
Interest bearing demand deposits	(8)	(84)	(92)
Money market accounts	262	(568)	(306)
Savings deposits	-	(29)	(29)
Time deposits of less than $100 thousand	(295)	(1,433)	(1,728)
Time deposits of $100 thousand or more	(399)	(1,233)	(1,632)
Brokered CDs and CDARS®	1,831	(732)	1,099
Brokered money markets and NOWs	327	-	327
Federal funds purchased	(499)	(6)	(505)
Repurchase agreements	(150)	(34)	(184)
Other borrowings	(1,374)	(1)	(1,375)
Total interest bearing liabilities	(305)	(4,120)	(4,425)
Increase (decrease) in net interest income	$866	$(3,063)	$(2,197)

Net Interest Income – Volume and Rate Changes

Interest income for the second quarter of 2009 was $16.1 million, a 15.5% decrease compared to the same period in 2008.  Average earning assets increased $7.3 million, or less than one percent, in the second quarter of 2009 as compared to the same period in 2008.  Average loans declined in the second quarter of 2009 by $15.6 million, offset by a $13.5 million increase in other earning assets and a $9.5 million increase in investment securities.  Average loans declined primarily due to current economic conditions while other earning assets increased as we placed a majority of the $33.0 million investment from TARP CPP into our interest bearing account at the Federal Reserve Bank of Atlanta.  While the TARP CPP funds could be leveraged into higher yielding investment securities, we are maintaining flexibility with the investment in order to fund prudent loans.  While the change in mix of earning assets reduced interest income by $82 thousand (on a tax equivalent basis) for the second quarter of 2009 as compared to 2008, the decline in yields on earning assets was the primary contributor to the $2.9 million decline in interest income, as discussed further below.

Interest income for the six months ended June 30, 2009 was $32.6 million, a 16.9% decrease compared to the same period in 2008.  Average earning assets increased $38.1 million, or 3.4%, in 2009 as compared to 2008.  On a year-to-date basis, average other earning assets increased $20.7 million, average loans increased $9.1 million and investment securities increased $8.2 million.  The increased volume of earning assets contributed an additional $561 thousand (on a tax equivalent basis) in interest income for 2009 as compared to 2008.  The increase was fully offset by a decline in yields of earning assets, as discussed below.

The increases in volume for both the three and six months ended June 30, 2009 were fully offset by the impact of the decline in the yield on earning assets.  The tax equivalent yield on earning assets decreased by 108 basis points and 137 basis points for the three and six month periods ended June 30, 2009, respectively, as compared to the same period in 2008.  The change in the yield primarily relates to the Federal Reserve lowering the target federal funds rate.  From January 2008 through the last reduction on December 16, 2008, the target federal funds rate declined by 400 basis points from 4.25% to 0.25%.  Our loan portfolio is approximately 52% fixed rate, 46% variable rate and 2% adjustable rate.  The variable rate loans reprice simultaneously with changes in the associated index, such as Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans is based on a time component in addition to changes in the associated index.  Accordingly, changes in the target federal funds rate (and the implied correlation to the Prime lending rate) have an immediate impact on the yield of our earning assets.  Throughout the last twelve months, we have had an asset sensitive balance sheet, which has caused interest income to decline faster than interest expense.

Index

Total interest expense was $5.6 million in the second quarter of 2009, or 26.6% lower than the same period in 2008.  On a year-to-date basis, total interest expense was $11.8 million, or 27.2% lower than the same period in 2008.  Average interest bearing liabilities were stable for the three and six month periods of 2009, decreasing approximately 1.5% and increasing approximately 2.0%, respectively, as compared to the same periods in 2008.  While total interest bearing liabilities were stable, the mix of interest bearing liabilities changed for both periods as we intentionally replaced overnight borrowings and federal funds purchased with brokered deposits to improve our contingent funding capacity.  Additionally, our money market accounts increased $20.5 million, or 19.7%, and $24.1 million, or 23.9%, for the three and six month periods ending June 30, 2009 as compared to the same periods in 2008 as a result of a money market promotion during the first quarter of 2009.  Average total deposits increased $112.0 million, or 12.0%, and $146.7 million, or 16.0%, for the three and six month periods ending June 30, 2009 as compared to the same periods in 2008.  The changes in mix of interest bearing liabilities reduced interest expense by $263 thousand and $305 thousand for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

As a result of a decline in rates paid on liabilities, interest expense declined $1.8 million and $4.1 million for the second quarter and year-to-date period of 2009, respectively, as compared to 2008.  The average rate paid on interest bearing liabilities declined 83 basis points and 101 basis points for the second quarter and year-to-date period in 2009 as compared to the same periods in 2008.  For both periods, the decline in rates paid on in-market retail and jumbo CDs were the primary contributors to the overall decline.  Reductions in rates in these two products reduced interest expense by $1.2 million and $2.7 million for the three and six month periods in 2009, respectively, as compared to the same periods in 2008.  Approximately $147 million and $240 million in retail and jumbo CDs will mature and reprice during the next three and six months, respectively.  With the average rate in excess of 3% for these CDs, we anticipate further savings for the remainder of 2009.

While we work to increase earning assets, the economic recession makes net growth unlikely in 2009.  As such, we expect average earning assets to remain level for the remainder of 2009, as well as the average rate earned.  We expect average interest bearing liabilities to also remain stable while rates continue to decline as maturing deposits reprice at lower rates.  However, competitive pressures and our potential inability to raise core deposits, which could result in an increased use of higher cost alternative funding, may partially offset the impact of the declining rates.

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

Our net interest rate spread (on a tax equivalent basis) was 3.29% and 3.22% for the three and six months ended June 30, 2009, respectively, compared to 3.54% and 3.58% for the same periods in 2008, respectively.  Our net interest margin (on a tax equivalent basis) was 3.77% and 3.70% for the three and six months ended June 30, 2009, respectively, compared to 4.12% and 4.21% for the same periods in 2008, respectively.  The decreased net interest spread and margin compared to the prior year periods are the result of the rates on our earning assets decreasing faster than the rates on interest bearing liabilities.  While approximately 46% of our quarter-end loans reprice simultaneously with changes to the associated index, including the target federal funds rate, only approximately 13% of our quarter-end liabilities reprice simultaneously.  As such, reductions by the Federal Reserve Board to the target rate have an immediate negative impact on our spread and margin.  Additionally, a decline in average noninterest bearing deposits for the three and six month periods ending June 30, 2009 contributed to the decline in net interest margin.  For both the three and six month periods in 2009, noninterest bearing deposits contributed 48 basis points to the net interest margin, compared to 58 basis points and 63 basis points, respectively, for the same periods in 2008.  Average interest bearing liabilities as a percentage of average earning assets was 80.7% for the second quarter of 2009, a reduction from 82.4% for the second quarter of 2008.

Index

In October 2007, we entered into a total of $50 million notional value cash flow swaps.  The swaps exchanged a portion of our Prime-based variable rate payments for fixed rate payments.  The fixed rate was approximately 7.72%.  On March 26, 2009, we elected to terminate the interest rate swaps for $5.8 million due to our potential exposure to counterparty credit risk.  By terminating the swaps, we locked in the gain, which will be accreted into interest income over the remaining life of the originally hedged items.  The 2009 terminated swaps, combined with swaps we terminated in 2007, will add approximately $530 thousand per quarter to interest income for the remainder of 2009.

We anticipate our net interest margin will continue to improve for the remainder of 2009.  However, improvement is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three months ended June 30, 2009 was $6.2 million compared to $2.0 million in the same period of 2008.  Net charge-offs for the second quarter of 2009 were $6.9 million compared to net charge-offs of $1.4 million for the same period in 2008.  The provision for the six months ended June 30, 2009 and 2008 was $11.2 million and $3.1 million, respectively.  Annualized net charge-offs as a percentage of average loans were 2.82% for the three months ended June 30, 2009 compared to 0.56% for the same period in 2008.  Our peer group’s average (as reported in the March 31, 2009 Uniform Bank Performance Report) was 0.83%.

The increase in our provision for loan and lease losses on a quarterly and year-to-date basis in 2009 compared to the same periods in 2008 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of impaired, past due, charged-off, classified and nonperforming loans, as well as general economic conditions.  As of June 30, 2009, we determined our allowance of $19.3 million was adequate to provide for credit losses.  We will reanalyze the allowance for loan and lease losses on at least a quarterly basis, and the next review will be at September 30, 2009, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

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

Noninterest Income

Noninterest income totaled $2.6 million for the second quarter of this year, a decrease of $352 thousand, or 11.7%, from the same period in 2008.  On a year-to-date basis, noninterest income totaled $5.1 million, a decrease of $855 thousand, or 14.4%, from the 2008 level.  The quarterly and year-to-date declines are primarily a result of reductions in mortgage loan and related fee income, as well as lower deposit fees.

Index

The following table presents the components of noninterest income for the periods ended June 30, 2009 and 2008.

Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
		Percent			Percent
	2009	Change	2008	2009	Change	2008
	(in thousands, except percentages)

NSF fees	$893	-14.2%	$1,041	$1,753	-14.7%	$2,055
Service charges on deposit accounts	277	-6.4%	296	564	1.3%	557
Point-of-sale fees	284	3.3%	275	534	1.9%	524
Bank-owned life insurance income	251	10.6%	227	503	11.0%	453
Mortgage loan and related fees	199	-51.8%	413	441	-52.9%	936
Trust fees	183	-9.0%	201	346	-18.0%	422
Other income	557	2.6%	543	954	-4.9%	1,003
Total noninterest income	$2,644	-11.7%	$2,996	$5,095	-14.4%	$5,950

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $1.2 million for the second quarter of 2009, a decrease of $167 thousand, or 12.5%, from the same period in 2008.

Point-of-sale fees (POS fees) increased 3.3% and 1.9% to $284 thousand and $534 thousand for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  POS fees are primarily generated when our customers use their debit cards for retail purchases.  We anticipate POS fees to continue to grow as customer trends show increased use of debit cards.

Bank-owned life insurance income increased to $251 thousand and $503 thousand for the three and six months ended June 30, 2009, respectively.  The Company is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity.  In addition, the insurance death benefit will be a tax-free payment to the Company.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.21% through June 30, 2009.

Mortgage loan and related fees for the second quarter of 2009 decreased $214 thousand, or 51.8%, to $199 thousand compared to $413 thousand in the second quarter of 2008. For the six months ended June 30, 2009, mortgage income decreased $495 thousand, or 52.9%, as compared to the same period in 2008. As discussed in Note 10 to our consolidated financial statements, we began electing the fair value option under SFAS 159 to our held for sale loan originations in February 2008. This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights. The recognition of the income and fees is now concurrent with the origination of the loan. We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results. Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting. For the first quarter of 2008, approximately $192 thousand of additional mortgage loan and related fee income was recognized due to the transition to the fair value option election.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated in the secondary market totaled $23.1 million and $36.0 million for the three and six months ended June 30, 2009, respectively. Mortgages sold in the secondary market for the three and six months ended June 30, 2009 totaled $23.2 million and $33.8 million, respectively. Mortgages originated for sale in the secondary markets totaled $26.0 million and $46.7 million for the three and six months ended June 30, 2008, respectively. Mortgages sold in the secondary market totaled $26.3 million and $45.1 for the first three and six months of 2008, respectively. We sold these loans with the right to service the loan being released to the purchaser for a fee. For the remainder of the year, we expect mortgage income to moderate or decline as the level of refinancing has stabilized or declined, mortgage rates have increased from the historical lows of early 2009, and competition has increased.

Index

Trust fees declined $18 thousand and $76 thousand for the three and six months ended June 30, 2009 as compared to 2008 primarily due to declines in stock market values.  As of June 30, 2009, our trust and wealth management department had 410 accounts with assets held under management of $165.6 million compared to 372 accounts with assets held under management of $170.8 million as of June 30, 2008.  For the remainder of 2009, we anticipate increased trust fees as compared to the first half of the year, as the stock market continues to recover from the lows of late 2008 and early 2009.

Other income for the second quarter of 2009 was $557 thousand compared to $543 thousand for the same period in 2008.  For the six months ended June 30, 2009, other income decreased $49 thousand to $954 thousand compared to the same period in 2008.  The components of other income primarily consist of ATM fee income, gains on sales of other real estate owned (OREO) and repossessions, underwriting revenue, and safe deposit box fee income.

Noninterest Expense

Noninterest expense for the second quarter of 2009 decreased $371 thousand, or 3.6%, to $9.9 million compared to $10.3 million for the same period in 2008.  On a year-to-date basis, noninterest expense decreased $975 thousand, or 4.8%, to $19.4 million compared to $20.3 million for the same period in 2008.  The decreases for both periods primarily reflect a reduction in salary and benefits, as well as general operational expenses.  Unless indicated otherwise in the discussion below, we anticipate comparable results in noninterest expense for the remainder of 2009 as a result of our expense control efforts.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2009 and 2008.

Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Percent Change	2008	2009	Percent Change	2008
	(in thousands, except percentages)
Salaries & benefits	$5,043	-12.6%	$5,767	$10,400	-9.8%	$11,524
Occupancy	877	0.6%	872	1,749	0.1%	1,747
Furniture and equipment	635	-23.6%	831	1,283	-21.8%	1,640
FDIC insurance	758	385.9%	156	948	202.9%	313
Professional fees	390	-13.9%	453	745	-10.5%	832
Data processing	354	-5.3%	374	694	-4.0%	723
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	287	86.4%	154	528	196.6%	178
Communications	178	-8.7%	195	333	-11.0%	374
Intangible asset amortization	129	-38.3%	209	264	-39.2%	434
Printing & supplies	91	1.1%	90	198	-3.9%	206
Advertising	68	-20.9%	86	130	-27.0%	178
Other expense	1,082	0.6%	1,076	2,080	-4.5%	2,178
Total noninterest expense	$9,892	-3.6%	$10,263	$19,352	-4.8%	$20,327

Salaries and benefits for the second quarter of 2009 decreased $724 thousand, or 12.6%, compared to the same period in 2008 and $1.1 million, or 9.8%, on a year-to-date basis.  The decrease in salaries and benefits is primarily related to decreases in our benefit expenses, including but not limited to incentive compensation accruals, as well as a reduction in staffing.  As of June 30, 2009, we had 353 full time equivalent employees as compared to 369 as of June 30, 2008.  As of June 30, 2009, we operated 39 full service banking offices and two loan/lease production offices.  In May 2009, we opened a de novo branch in Hixson, Tennessee.

Index

Occupancy expense for the second quarter and year-to-date period of 2009 was comparable to the same periods in 2008.  As of June 30, 2009, First Security leased 10 facilities and the land for five branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.  For the remainder of 2009, we anticipate a slight increase in occupancy expense due to the May 2009 branch opening.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $196 thousand, or 23.6%, and $357 thousand, or 21.8%, respectively, primarily due to lower equipment depreciation expense.

FDIC deposit premium insurance increased $602 thousand and $635 thousand to $758 thousand and $948 thousand for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  During the second quarter of 2009, we recorded a $560 thousand charge for the FDIC special assessment that will be paid on September 30, 2009.  Excluding this special assessment, FDIC expense increased $42 thousand and $75 thousand for the three and six months ended June 30, 2009 as compared to 2008.  This additional increase is due to the new FDIC assessment calculation, which became effective during 2009 as well as our participation in the Temporary Liquidity Guarantee Program (TLGP), which is funded through add-on premium fees.  For the remainder of 2009, we anticipate higher recurring FDIC expense due to the new premium calculation and the TLGP add-on premium fee.  Additional special assessments are also possible in the near term.

Professional fees decreased 13.9% for the second quarter of 2009 compared to the same period in 2008 and 10.5% on a year-to-date basis.  Professional fees include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs and potential acquisitions.

Data processing fees decreased 5.3% for the second quarter of 2009 compared to the same period in 2008 and 4.0% on a year-to-date basis.  Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas.  The monthly fees associated with data processing are based primarily on transaction volume.

Losses and write-downs on OREO, repossessions, fixed assets and other assets increased to $287 thousand and $528 thousand for the three and six months ending June 30, 2009, respectively, as compared to $154 thousand and $178 thousand for the same periods in 2008.  The increase is primarily a result of higher write-downs on OREO properties and repossessions.  We anticipate increases in losses and write-downs for the remainder of 2009 as nonperforming assets continue to increase and reappraisals of existing OREO properties may require additional write-downs.

We anticipate communications, printing and supplies and advertising expenses to remain stable or decline for the remainder of 2009 as we continue to reduce discretionary expenses.

Intangible asset amortization expense decreased $80 thousand, or 38.3%, in the second quarter of 2009 compared to the same period in 2008 and 39.2% on a year-to-date basis.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2009.

Index

Our policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require us to estimate the fair value in making the assessment of impairment at least annually.  We engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill as of September 30, 2008.  The firm utilized two separate valuation methodologies and compared the result of each methodology in order to determine the fair value of the goodwill associated with our prior acquisitions.  Both valuations exceeded the book value of our goodwill, and thus, no impairment was recorded.  From the measurement date through June 30, 2009, there were no events or circumstances that would require a reassessment and such, no impairment has been recognized for the year-to-date period in 2009.  Due to the lingering recession, the prolonged decline in our common stock market value and estimated future earnings, our goodwill assessment may lead to the recognition of a goodwill impairment.

Income Taxes

We recorded income tax benefit of $1.5 million for the second quarter of 2009 compared to income tax expense of $592 thousand for the same period in 2008.  On a year-to-date basis, we recorded income tax benefit of $2.4 million for 2009 compared to expense of $1.6 million for 2008.  For the six months ended June 30, 2009, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $1.3 million.  Excluding these non-taxable items, our pre-tax year-to-date net loss would increase to $6.0 million with an effective tax rate of approximately 40%.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.2 billion at June 30, 2009, $1.3 billion at December 31, 2008 and $1.3 billion at June 30, 2008.  While our total assets may decline in 2009 due to the recession, we continue to seek means to enhance our core deposit market share through acquisitions and further branching to the extent our capital will enable us to do so and prudent opportunities exist.

Loans

Our active efforts to reduce certain credit exposures and their related balance sheet risk, as well as the effects of the economic recession, have resulted in declining loan balances.  Year-to-date, loans contracted by $43.1 million, or 4.3%.  From June 30, 2008 to June 30, 2009, our loans declined by $38.2 million, or 3.8%.

The following table presents our loan portfolio by type.

Loan Portfolio

				Percent change from
	June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2008	June 30, 2008
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$288,836	$296,454	$276,296	-2.6%	4.5%
Commercial	225,790	234,630	225,363	-3.8%	0.2%
Construction	183,623	194,603	210,194	-5.6%	-12.6%
Multi-family and farmland	33,847	34,273	28,282	-1.2%	19.7%
	732,096	759,960	740,135	-3.7%	-1.1%
Commercial loans	150,472	157,906	169,837	-4.7%	-11.4%
Consumer installment loans	54,261	58,296	58,869	-6.9%	-7.8%
Leases, net of unearned income	26,784	30,873	35,655	-13.2%	-24.9%
Other	4,880	4,549	2,209	7.3%	120.9%
Total loans	968,493	1,011,584	1,006,705	-4.3%	-3.8%
Allowance for loan and lease losses	(19,275)	(17,385)	(11,855)	10.9%	62.6%
Net loans	$949,218	$994,199	$994,850	-4.5%	-4.6%

Year-to-date, the largest declining loan balances were construction and land development loans of $11.0 million, or 5.6%, commercial real estate loans of $8.8 million, or 3.8%, and residential 1-4 family loans of $7.6 million, or 2.6%.  Comparing June 30, 2009 to June 30, 2008, the largest declining loan balances were construction and land development loans of $26.6 million, or 12.6%, commercial loans of $19.4 million, or 11.4%, and commercial leases of $8.9 million, or 24.9%.  These declines were partially offset by an increase in residential 1-4 family loans of $12.5 million, or 4.5%.

Index

We will continue to extend prudent loans to credit worthy consumers and businesses.  However, due to the economic environment, we anticipate our loans may remain stable or possibly decline for the remainder of 2009.  Funding of future loans may be restricted by our ability to raise core deposits, although we may use alternative funding sources if available, necessary and cost effective.   Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Asset Quality

We consider our asset quality to be of primary importance.  At June 30, 2009, our loan portfolio was 78.2% of total assets.  Over the past few years, we have improved our commercial and retail underwriting standards, enhanced our detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate risk management, improved our consumer portfolio risk pricing with standardized underwriting, and enhanced our comprehensive analysis of our allowance for loan and lease losses.  Our loan review process targets 60% to 70% of our portfolio for review over an 18-month cycle.  More frequent loan reviews may be completed on higher risk areas as needed or as directed by the Audit/Corporate Governance Committee of the Board of Directors.

During the first quarter of 2009, our Board of Directors established a board-level Asset Quality Committee to exclusively focus on all aspects of asset quality.  The Committee meets monthly and is charged with providing oversight for (1) action plans associated with significant classified loans and leases, (2) sales plans for OREO and repossessions, (3) reviewing the allowance for loan and lease losses and related impairment recommendations and (4) monitoring asset quality reports, ratios and trends.  During the first six months of 2009, we established an OREO sales team to exclusively manage and sell OREO properties.  Additionally, our special asset department is taking a more aggressive stance in identifying problem loans earlier by initiating shared responsibility and involvement with the originating loan officer for past due loans prior to the loan reaching the 60 day past due mark.  Historically, we began the shared responsibility when the loan became 90 day past due.  We believe these and other enhancements will assist in providing earlier detection, producing more resolutions to problem loans, and enabling appropriate liquidation of nonperforming assets.

The allowance for loan and lease losses represents our estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.  We analyze the loan portfolio regularly to identify potential problems.  We undertake this analysis in conjunction with the establishment of our allowance to provide a basis for determining the adequacy of our loan loss reserves to absorb losses that we estimate might be experienced.  Furthermore, our policy requires quarterly loan officer problem loan reviews to establish collateral values, impairment, if any, and action plans.  These analyses are thoroughly reviewed by our credit administration group.  In addition to these analyses of existing loans, we consider our loan growth, historical loan losses, past due and non-performing loans, current economic conditions, underlying loan collateral values and other factors which may affect probable loan losses.

Our asset quality ratios weakened in the second quarter of 2009 compared to the year-end amounts and the same period in 2008, however, our ratios remained consistent to our peer group (see the Asset Quality Ratios table).  As of June 30, 2009, our allowance for loan and lease losses as a percentage of total loans was 1.99%, which is an increase from 1.72% as of December 31, 2008 and 1.18% as of June 30, 2008.  Net charge-offs as a percentage of average loans increased to 2.82% from 0.56% for the three month periods ended June 30, 2009 and 2008, respectively.  Non-performing assets as a percentage of total assets was 3.33% at June 30, 2009, compared to 1.02% for the same period in 2008.  Non-performing assets, including 90 days past due, increased to $44.6 million, or 3.60% of total assets, from $30.0 million, or 2.35%, as of December 31, 2008, and $13.8 million, or 1.08%, as of June 30, 2008.

Index

We believe that overall asset quality in 2009 will be weaker than the 2008 levels.  We believe that charge-offs for 2009, as a percentage of average loans, will remain above 2008 levels as a result of the current economic conditions.  Our special assets department actively collects past due loans and develops action plans for classified and criticized loans and leases.  As for managing and marketing repossessions and OREO, we are focused on achieving the proper balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs.

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

Index

The following table presents an analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2009 and 2008.  The provision for loan and lease losses of $11.2 million in the table below does not include our provision accrual for unfunded commitments of $11 thousand as of June 30, 2009.  The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the six months ended June 30,
	2009	2008
Allowance for loan and lease losses -	(in thousands, except percentages)
Beginning of period	$17,385	$10,956
Provision for loan and lease losses	11,178	3,119
Sub-total	28,563	14,075
Charged-off loans:
Commercial – leases	250	988
Commercial – loans	6,129	710
Real estate – construction	367	136
Real estate – residential mortgage	2,027	163
Consumer and other	663	337
Total charged-off	9,436	2,334
Recoveries of charged-off loans:
Commercial – leases	1	-
Commercial – loans	44	9
Real estate – construction	9	-
Real estate – residential mortgage	22	8
Consumer and other	72	97
Total recoveries	148	114
Net charged-off loans	9,288	2,220
Allowance for loan and lease losses - end of period	$19,275	$11,855

Total loans-end of period	$968,493	$1,006,705
Average loans	$992,039	$982,931
Net loans charged-off to average loans, annualized	1.87%	0.45%
Provision for loan and lease losses to average loans, annualized	2.25%	0.64%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.99%	1.18%
Non-performing assets	46.80%	91.27%

Index

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percent of loans in each category to total loans.   The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan and Lease Losses

	As of June 30,
	2009		2008
	Amount	Percent of Portfolio 1	Amount	Percent of Portfolio 1
	(in thousands, except percentages)
Commercial-leases	$2,635	2.8%	$1,648	3.5%
Commercial-loans	4,477	15.5%	1,646	16.9%
Real estate-construction	4,326	19.0%	2,512	21.0%
Real estate-mortgage	6,953	56.6%	5,148	52.6%
Consumer and other	884	6.1%	901	6.0%
Total	$19,275	100.0%	$11,855	100.0%

1 Represents the percentage of loans in each category to total loans.

We believe that the allowance for loan and lease losses at June 30, 2009 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available.  Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.  See “Provision for Loan and Lease Losses” for a description of our methodology for determining the adequacy of the allowance for loan and lease losses.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, OREO and repossessed assets.  We place loans on nonaccrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.  The following table presents our nonperforming assets and related ratios.

Nonperforming Assets by Type

	June 30, 2009	December 31, 2008	June 30, 2008
	(in thousands, except percentages)
Nonaccrual loans	$26,782	$18,453	$6,845
Loans past due 90 days and still accruing	3,373	2,706	785
Total nonperforming loans	$30,155	$21,159	$7,630

Other real estate owned	$12,930	$7,145	$4,605
Repossessed assets	1,473	1,680	1,539
Nonaccrual loans	26,782	18,453	6,845
Total nonperforming assets	$41,185	$27,278	$12,989

Nonperforming loans as a percentage of total loans	3.11%	2.09%	0.76%
Nonperforming assets as a percentage of total assets	3.33%	2.14%	1.02%
Nonperforming assets + loans 90 days past due to total assets	3.60%	2.35%	1.08%

Index

The following table provides the activity in our nonperforming assets for the first quarter, second quarter and year-to-date periods of 2009.  Additions may include transfer into the category or additions to previously existing loans/properties.  Reductions for nonaccrual loans may include (1) a transfer to other real estate owned, (2) a charge-off, (3) a principal payment and/or (4) transfers to accrual status.  Reductions for other real estate owned may include (1) a charge-off or write-down or (2) a sale of the property.

Nonperforming Assets - Activity

	2nd Quarter 2009	1st Quarter 2009	Year-to-Date 2009
	(in thousands)
Nonaccrual loans
Beginning balance	$26,706	$18,453	$18,453
Additions	9,643	12,589	22,232
Reductions	(9,567)	(4,336)	(13,903)
Ending balance	$26,782	$26,706	$26,782

Other real estate owned
Beginning balance	$11,309	$7,145	$7,145
Additions	4,522	5,111	9,633
Reductions	(2,901)	(947)	(3,848)
Ending balance	$12,930	$11,309	$12,930

Repossessions
Beginning balance	$1,864	$1,680	$1,680
Additions	810	1,318	2,128
Reductions	(1,201)	(1,134)	(2,335)
Ending balance	$1,473	$1,864	$1,473

The following table provides the classifications for nonaccrual loans and other real estate owned for June 30, 2009, March 31, 2009 and December 31, 2008.

Nonperforming Assets – Classification and Number of Units

	June 30, 2009		March 31, 2009		December 31, 2008
	(in thousands)	(units)	(in thousands)	(units)	(in thousands)	(units)
Nonaccrual loans
Construction/development loans	$8,706	9	$9,040	12	$9,037	20
Residential real estate loans	3,713	30	2,179	18	2,649	10
Commercial real estate loans	4,595	16	3,575	12	1,991	9
Commercial and industrial loans	3,160	15	6,904	20	1,228	10
Commercial leases	5,126	16	3,523	4	3,523	5
Consumer and other loans	1,482	5	1,485	4	25	3
Total	$26,782	91	$26,706	70	$18,453	57

Other real estate owned
Construction/development loans	$7,187	38	$5,484	30	$4,564	27
Residential real estate loans	2,657	14	2,598	14	1,143	9
Commercial real estate loans	3,086	9	3,227	5	1,438	4
Total	$12,930	61	$11,309	49	$7,145	40

Nonaccrual loans began to stabilize during the second quarter of 2009 after quarterly increases for the previous seven quarters.  Compared to the linked first quarter, the rate of additions to nonaccrual status declined in the second quarter of 2009 while the rate of reductions increased.  As shown above, second quarter additions were $9.6 million and consisted of six construction/development loans totaling $3.0 million, nineteen residential real estate loans totaling $2.4 million, eight commercial real estate loans totaling $1.6 million, eleven leases totaling $1.6 million, and six commercial and industrial loans totaling $932 thousand.  Significant reductions in nonaccrual loans included charge-offs of two relationships totaling $4.5 million, transfers to OREO totaling approximately $3.9 million and approximately $870 thousand in loans paid off in full.

Other real estate owned increased to $12.9 million as of June 30, 2009 from $11.3 million and $7.1 million as of March 31, 2009 and December 31, 2008, respectively. Year-to-date 2009 additions include one relationship with two commercial real estate buildings totaling $2.2 million, two construction/development real estate properties totaling $837 thousand and one residential property totaling $642 thousand. The remaining additions were primarily construction/development real estate properties with values less than $500 thousand each. Reductions include $2.8 million in OREO cash sales proceeds, resulting in a realization rate of over 100% based on the book value at the sales date and an 84% realization rate on the originally transferred loan amounts prior to any charge-offs or other adjustments. Our dedicated OREO sales team will continue to market our properties to obtain the highest realization while minimizing the holding period and related cost.

Index

Loans 90 days past due and still accruing were $3.4 million at June 30, 2009 compared to $2.7 million at December 31, 2008 and $785 thousand at June 30, 2008.  Of these past due loans at June 30, 2009, $2.3 million were commercial leases, $795 thousand were residential real estate loans, $94 thousand were construction/development loans, and the remaining $176 thousand were commercial real estate, consumer and other loans.

At June 30, 2009, we owned repossessed assets, which have been written down to their fair values, in the amount of $1.5 million compared to $1.7 million at December 31, 2008 and $1.5 million at June 30, 2008.

Total nonperforming assets for the second quarter of 2009 were $41.2 million compared to $27.3 million at December 31, 2008 and $13.0 million at June 30, 2008.

Our asset quality ratios are similar to our peer group.  Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets.  The following table provides our asset quality ratios as of June 30, 2009 and our UBPR peer group ratios as of March 31, 2009, which is the latest available information.

Asset Quality Ratios

	First Security	UBPR Peer Group
Nonperforming loans1 as a percentage of gross loans	3.11%	3.02%
Nonperforming loans1 as a percentage of the allowance	156.45%	169.15%
Nonperforming loans1 as a percentage of equity capital	17.48%	24.27%
Nonperforming loans1 plus OREO as a percentage of gross loans plus OREO	4.39%	3.67%

1 Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds.  Currently, all of our investments are classified as available-for-sale.  While we have no plans to liquidate a significant amount of any available-for-sale securities, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $137.5 million at June 30, 2009, $139.3 million at December 31, 2008 and $130.4  million at June 30, 2008.  We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio.  At June 30, 2009, the available-for-sale securities portfolio had unrealized net gains of approximately $1.4 million, net of tax.  All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2009 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and collateralized mortgage obligations (CMOs).

Index

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of AFS Investment Securities – Amortized Cost

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$1,600	$12,117	$23,767	$4,749	$42,233
Agency bonds	2,500	5,000	5,335	-	12,835
Agency issued REMICs	2,065	24,201	-	-	26,266
Agency issued mortgage pools	165	38,020	8,663	1,690	48,538
Private label CMOs	-	5,386	-	-	5,386
Other	-	61	-	64	125
Total	$6,330	$84,785	$37,765	$6,503	$135,383
Tax Equivalent Yield	5.01%	4.98%	5.22%	6.06%	5.10%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity.  However, should conditions change, we may sell unpledged securities.  We consider the overall quality of the securities portfolio to be high.  All securities held are historically traded in liquid markets, except for one bond.

This $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by The Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee.

As of June 30, 2009, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary.  Under FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized costs basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell.  Additionally, FSP FAS 115-2 requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income.  If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

In evaluating the recovery of the entire amortized cost basis, we consider factors such as (1) the length of time and the extent to which the market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry, (3) defaults or deferrals of scheduled interest, principal or dividend payments and (4) external credit ratings and recent downgrades.

As of June 30, 2009, gross unrealized losses in our portfolio totaled $1.1 million, as compared to $1.3 million and $1.1 million as of December 31, 2008 and June 30, 2008, respectively.  The unrealized loss positions in our portfolio are primarily associated with certain private label mortgage-backed securities (CMOs) and municipal securities as well as two trust preferred securities.  The private label mortgage-backed securities are all AAA Moody rated bonds, except for one bond.  The unrealized loss is primarily due to rising long-term interest rates subsequent to purchase and additional credit spread widening since purchase. The one security below AAA is rated BAA3 by Moody and has a $600 thousand unrealized loss as of June 30, 2009.  The security’s junior tranches experienced a break in yield during the second quarter of 2009.  We conducted a thorough review, including multiple stress tests, to determine if an impairment for credit risk had occurred.  We hold a senior tranche bond. The results of our analysis currently support full recovery of our cost.  The unrealized loss in municipal securities is primarily a result of rising long-term interest rates and widening credit spreads primarily due to declines in credit ratings of underlying insurance firms subsequent to purchase.  Unrealized losses will decline as the securities approach maturity and if interest rates fall to the purchased yield.  The unrealized loss in trust preferred securities is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities.  Based on results of our impairment assessment, the unrealized losses at June 30, 2009 are considered temporary.

Index

As of June 30, 2009, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity.  The following table presents the amortized cost and market value of the securities from each such issuer as of June 30, 2009.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$27,876	$28,487
FHLMC*	$51,423	$53,100

* Federal Home Loan Mortgage Corporation

At June 30, 2009 and 2008 and December 31, 2008, we did not hold federal funds sold.  Interest bearing deposits totaled $12.4 million and $4.2 million as of June 30, 2009 and 2008, respectively, due primarily to investing excess liquidity in our Federal Reserve cash account. On October 9, 2008, the Federal Reserve began paying interest on cash deposits.

As of June 30, 2009, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At June 30, 2009, we held $24.5 million in bank owned life insurance compared to $24.0 million at December 31, 2008 and $23.6 million at June 30, 2008.

Deposits and Other Borrowings

As of June 30, 2009, deposits decreased by 4.0% from December 31, 2008 while increasing by 8.7% from June 30, 2008.  Excluding the changes in brokered deposits, our deposits increased by 0.8% from December 31, 2008.  In the first six months of 2009, the fastest growing sectors of our core deposit base were savings/money market accounts and noninterest bearing demand deposits which grew 4.2% and 2.2%, respectively.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000.  We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenant to our business strategy.  We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding.  For this reason, we opened a de novo in Hixson, Tennessee during May 2009.

Overnight borrowings and federal funds purchased were zero, $14.0 million and $119.0 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Over the last twelve months, we intentionally replaced overnight borrowings and federal funds purchased with brokered deposits to improve our contingent funding capacity.  Brokered deposits were $207.6 million, $257.1 million and $115.4 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Securities sold under agreements to repurchase with commercial checking customers were $10.5 million as of June 30, 2009 compared to $16.0 million and $26.5 million as of December 31, 2008 and June 30, 2008, respectively.  In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity of November 2012.  The agreement provides for a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term, and is callable at the first anniversary and quarterly thereafter.

Index

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 150% and 300%, respectively, of outstanding advances.  We also use FSGBank’s borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool.  The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.  As of June 30, 2009, we had no significant advances from the FHLB as compared to $2.7 million at December 31, 2008 and $92.7 million at June 30, 2008.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees and cash dividends from FSGBank to fund the liquidity needs of our daily operations.  Our cash balance on deposit with FSGBank, which totaled approximately $1.1 million as of June 30, 2009, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, stockholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support new growth opportunities.

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

At June 30, 2009, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 15.0% (excluding anticipated loan repayments).  As of December 31, 2008 and June 30, 2008, the liquidity ratios were 13.4% and 12.1% respectively.

As of June 30, 2009, the unused borrowing capacity (using 1-4 family residential mortgage and commercial real estate loans) for FSGBank at FHLB was $137.0 million.  FHLB maintains standards for loan collateral files.  Therefore, our borrowing capacity may be restricted if our collateral files have exceptions.

FSGBank also had unsecured federal funds lines in the aggregate amount of $55.0 million at June 30, 2009 under which it can borrow funds to meet short-term liquidity needs, which represents a $23 million decrease since March 31, 2009.  The decrease is primarily related to the closing of Silverton Bank by the OCC on May 1, 2009.   We had a $23 million federal funds line with Silverton Bank.  We remain within our liquidity guidelines and as of June 30, 2009, the full aggregate amount of our federal fund lines was available.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights).  As of quarter-end, we had $10.4 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business.

We utilize brokered deposits to provide an additional source of funding.  As of June 30, 2009, we had $107.1 million in brokered certificates of deposit outstanding with a weighted average remaining life of approximately 12 months, a weighted average coupon rate of 3.31% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.56%.  Additionally, we had $77.3 million in brokered money market and NOW accounts with a weighted average rate of 0.84%.  Our CDARS® product had $23.3 million at June 30, 2009, with a weighted average coupon rate of 3.12% and a weighted average life of approximately 8 months.  Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable.  We believe that our liquidity sources are adequate to meet our operating needs.  During the first quarter of 2009, we applied to the Federal Reserve discount window as an abundance of caution due to the current economic climate.  We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

Index

We also have contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $245.8 million at June 30, 2009.  The following table illustrates our significant contractual obligations at June 30, 2009 by future payment period.

Contractual Obligations

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$122,905	$240,184	$81,951	$5,745	$450,785
Brokered certificates of deposit	(1)	21,384	20,775	64,905	-	107,064
CDARS®	(1)	2,801	12,713	7,796	-	23,310
Federal funds purchased and securities sold under agreements to repurchase	(2)	10,538	-	10,000	-	20,538
FHLB borrowings	(3)	-	3	3	-	6
Operating lease obligations	(4)	1,020	1,096	394	1,582	4,092
Commitments to fund affordable housing investments	(5)	237	1,340	-	-	1,577
Note payable	(6)	14	32	38	12	96
Total		$158,899	$276,143	$165,087	$7,339	$607,468

______
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
5 We have commitments to certain investments in affordable housing and historic building rehabilitation projects within our market area. The investments entitle us to receive historic tax credits and low-income housing tax credits.
6 This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided by operations during the six months of 2009 totaled $10.6 million compared to $2.5 million for the same period in 2008.  The increase is primarily due to a higher net earnings before provision expense as well as increases in loans held for sale.  Net cash provided in investing activities was $22.0 million for 2009 compared to net cash used in investing activities of $60.6 million for 2008.  The change is primarily due to net loan payments received of $22.0 million in 2009 compared to net loan originations of $57.0 million in 2008.  Net cash used by financing activities was $34.9 million in 2009 compared to net cash provided by financing activities of $58.9 million in 2008.  The change was primarily due to reductions in deposits of $43.2 million in 2009 compared to increases in deposits of $47.8 million in 2008.  This reduction was partially offset by the $33.0 million in preferred stock proceeds.

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

Index

The Asset/Liability Committee of the Board of Directors (ALCO) provides oversight by ensuring that policies and procedures are in place to monitor our significant derivative positions.  We believe the use of derivatives will reduce our interest rate risk and potential earnings volatility caused by changes in interest rates.

Our derivatives are based on underlying risks, primarily interest rates.  We utilize cash flow swaps to reduce the risks associated with interest rates.  On March 26, 2009, we elected to terminate two interest rate cash flow swaps with a total notional value of $50 million.  At termination, the swaps had a market value of $5.8 million, which will accrete into interest income over the remaining life of the originally hedged items.  For the remainder of 2009, the accretion from the 2009 termination as well as a 2007 swap termination will approximate $1.1 million in interest income.

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

The following table presents the cash flow hedges as of June 30, 2009.

Cash Flow Hedges

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$3,806	$101	$3	$65	Various
	$3,806	$101	$3	$65

Terminated asset hedges
Cash flow hedges: 1
Interest rate swap	$25,000	$-	$-	$74	June 28, 2010
Interest rate swap	25,000	-	-	142	June 28, 2011
Interest rate swap	14,000	-	-	30	June 28, 2010
Interest rate swap	20,000	-	-	108	June 28, 2011
Interest rate swap	35,000	-	-	249	June 28, 2012
Interest rate swap	25,000	-	-	1,765	October 15, 2012
Interest rate swap	25,000	-	-	1,765	October 15, 2012
	$169,000	$-	$-	$4,133

1 The $4.1 million of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2009, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of June 30, 2009.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement
		Assets		Liabilities		Presentation – Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging instrument:
Forward contracts	$3,806	Other assets	$98	Other liabilities	N/A	Noninterest income – other	$120

Hedged items:
Loans held for sale	N/A	Loans held for sale	$3,806	N/A	N/A	Noninterest income – other	N/A

Index

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2009 and 2008.

	As of June 30,
	2009	2008
	(in thousands)
Commitments to extend credit	$245,830	$304,308
Standby letters of credit	$19,236	$17,700

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

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve Board, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.  Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.  First Security and FSGBank both maintain capital levels exceeding the minimum capital levels required in addition to exceeding those capital requirements for well capitalized banks under applicable regulatory guidelines.

Index

The following table compares the required capital ratios maintained by First Security and FSGBank:

Capital Ratios

June 30, 2009	Well Capitalized		Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%		4.0%	13.0%	9.5%
Total capital to risk adjusted assets	10.0%		8.0%	14.2%	10.7%
Leverage ratio	5.0	%(1)	4.0%	11.2%	8.1%

December 31, 2008
Tier I capital to risk adjusted assets	6.0%		4.0%	9.9%	9.4%
Total capital to risk adjusted assets	10.0%		8.0%	11.1%	10.7%
Leverage ratio	5.0	%(1)	4.0%	8.7%	8.3%

June 30, 2008
Tier I capital to risk adjusted assets	6.0%		4.0%	10.3%	9.8%
Total capital to risk adjusted assets	10.0%		8.0%	11.4%	10.9%
Leverage ratio	5.0	%(1)	4.0%	9.4%	8.8%

(1)
The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.  In the first six months of 2009, we paid two cash dividends totaling $0.06 per share, or $917 thousand.  On July 22, 2009, the Board of Directors declared the third quarter cash dividend of $0.01 per share payable on September 16, 2009 to stockholders of record on September 1, 2009.

On January 19, 2009, we issued 33,000 shares of preferred stock, which pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.  On February 15, 2009, we paid a 36-day prorated preferred shares dividend of $165 thousand.  On May 17, 2009, the first business day following May 15, 2009, we paid a preferred shares dividend of $413 thousand.  The $784 thousand Preferred Stock dividend shown on the Consolidated Income Statements includes an accrued dividend of $206 thousand.

On July 23, 2008, our Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan).  The purpose of the loan is to purchase Company shares in open market transactions.  The shares are reserved and used for Company matching contributions within the 401(k) and ESOP Plan.  As of June 30, 2009, the cumulative purchases total 700,676 shares at a total cost of $4.1 million, or an average of $5.79 per share.  We are not currently pursuing the purchase of additional shares and no shares were purchased during the second quarter of 2009.

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

Index

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

Legislation from time to time is introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies that could affect our business.  It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which our business may be affected thereby.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement 140 (SFAS 166).  SFAS 166 provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with Statement of Financial Accounting Standards 167, Amendments to FASB Interpretation 46(R) (SFAS  167).  SFAS 166 modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  SFAS 166 also provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  SFAS 166 requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by FSP FAS 140-4.  SFAS 166 is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years.  SFAS  166’s disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under FSP FAS 140-4.  We are currently assessing the effects of adopting SFAS 166.

In June 2009, the FASB issued SFAS 167 which revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the prior quantitative-based risks and rewards test required under FASB Interpretation 46-R, Consolidation of Variable Interest Entities — revised December 2003 (FIN 46-R) with a qualitative analysis.  Additionally, SFAS 167 requires continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary.  SFAS 167 is effective for periods beginning after November 15, 2009, and requires reevaluation under its amended consolidation requirements of all QSPEs and entities currently subject to FIN 46-R as of the beginning of the first annual period that begins after November 15, 2009.  We are currently assessing the effects of adopting SFAS 166.

In June 2009, the FASB issued Statement of Financial Accounting Standards 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (SFAS 168).  SFAS  168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC.  Under SFAS 168, all guidance contained in the FASB Accounting Standards Codification carries an equal level of authority, with SFAS  168 superseding all then-existing non-SEC accounting and reporting standards as of its effective date.  SFAS 168 is effective for periods ending after September 15, 2009.  The effect of adopting SFAS 168 will not impact our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires disclosure of the date through which a company has evaluated subsequent events.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  We adopted SFAS 165 effective for the second quarter of 2009.  The required disclosures are presented in Note 13 to our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (FSP FAS 115-2), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities as well as requiring additional disclosures related to debt and equity securities.   The “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB FSP 115-1 and 124-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1) has been eliminated and replaced with the guidelines of FSP FAS 115-2.   Under FSP FAS 115-2, an impairment is other-than-temporary if any of the following conditions exists: (1) the entity intends to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the security’s entire amortized cost basis, even if the entity does not intend to sell.   Additionally, FSP FAS 115-2 requires that for impaired securities that an entity does not intend to sell that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income.   FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provides additional factors that must be considered in an other-than-temporary impairment analysis.   The additional disclosure requirements in FSP FAS 115-2 include a roll-forward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income.   FSP FAS 115-2 is effective prospectively for periods ending after June 15, 2009.   We adopted FSP FAS 115-2 effective for the second quarter of 2009.   The adoption did not impact our consolidated financial statements.

Index

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (FSP FAS 157-4).  FSP FAS 157-4 provides factors that an entity should consider when determining whether a market for an asset is not active.  If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in an inactive market is orderly.  FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No.  157, Fair Value Measurements (SFAS 157).  FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types.  FSP FAS 157-4 is effective prospectively for periods ending after June 15, 2009.  We adopted FSP FAS 157-4 effective for the second quarter of 2009.   The adoption did not impact our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No.  FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1).  FSP FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements.  FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments.  FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption.  We adopted FSP FAS 107-1 effective April 1, 2009.   The additional quarterly disclosures required by FSP FAS 107-1 are presented in Note 9 of our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit-risk disclosures.  The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application was permitted.  We adopted SFAS 161 effective January 1, 2009.  The adoption did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively.  We adopted SFAS 141(R) effective January 1, 2009.  The adoption did not impact our consolidated financial statements.

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

Index

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements that must be applied retrospectively. We adopted SFAS 160 effective January 1, 2009. The adoption did not impact our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The Statement allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities.  SFAS 159 requires that assets and liabilities that are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities that are measured using another measurement attribute.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 was effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well.  We early adopted SFAS 159 effective January 1, 2007.  Note 10 provides further information.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with early adoption permitted.  We adopted SFAS 157 on April 5, 2007 with the effective date of January 1, 2007.  The adoption resulted in the additional disclosures presented in Note 9.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, we had, as of June 30, 2009, an exposure to falling rates and a benefit from rising rates.  More specifically, our model forecasts a decline in net interest income of $7.9 million, or 19.1%, as a result of a 200 basis point decline in rates based on annualizing our financial results through June 30, 2009.  The model also predicts a $3.6 million increase in net interest income, or 8.6%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of June 30, 2009.  The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)

Annualized net interest income1	$33,540	$41,474	$45,037
Dollar change net interest income	(7,934)	-	3,563
Percentage change net interest income	(19.13)%	0.00%	8.59%

1 Annualized net interest income is a twelve month projection based on year-to-date results.

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

We use the Sendero Vision Asset/Liability system, which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry.  Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration and income simulations using a wide range of scenarios including interest rate shocks and rate ramps.  The system also models derivative instruments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2008, our Board of Directors authorized a plan to buy back up to $10.0 million of our common stock in open market transactions for the benefit of the 401(k) and ESOP plan.  The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.  The repurchases will be funded through the proceeds of a $10.0 million loan from First Security Group to the 401(k) and ESOP plan.  The repurchase program may be suspended or discontinued at any time without prior notice.  Currently, the Company is not actively pursuing the purchase of additional shares.  The following table provides additional information on the purchases for the second quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	-	$-	-	N/A	1
May 1, 2009 – May 31, 2009	-	$-	-	N/A	1
June 1, 2009 – June 30, 2009	-	$-	-	N/A	1
	-		-

1	The 401(k) and ESOP plan may purchase an unspecified number of shares up to a purchase cost of $10.0 million, of which $5.9 million is still available as of June 30, 2009.

Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 3, 2009, where the following seven directors were elected:  Rodger B. Holley, J.C. Harold Anders, Randall L. Gibson, Carol H. Jackson, Ralph L. Kendall, William B. Kilbride and D. Ray Marler.  There were no broker non-votes.  The votes were as follows:

	For	Withheld
Rodger B. Holley	11,415,940	669,979
J. C. Harold Anders	11,319,807	769,112
Randall L. Gibson	11,449,468	639,451
Carol H. Jackson	11,283,869	805,050
Ralph L. Kendall	11,293,295	795,624
William B. Kilbride	11,318,904	770,015
D. Ray Marler	11,319,680	769,239

Our stockholders also ratified the appointment of Joseph Decosimo and Company, PLLC, as our independent auditors for the year ending December 31, 2009.  There were 11,921,429 votes in favor, 75,273 votes against and 92,217 abstentions.

Additionally, our stockholders supported a non-binding resolution approving our executive compensation with 8,238,538 votes in favor, 3,525,171 votes against and 325,213 abstentions.

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

FIRST SECURITY GROUP, INC.
(Registrant)

August 7, 2009	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer &
President

August 7, 2009	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President