Form 10-Q
period 2009-09-30
FIRST SECURITY GROUP INC/TN
filed 2009-11-06
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
Common Stock, $0.01 par value:
16,418,327 shares outstanding and issued as of November 5, 2009

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008	September 30, 2008
(in thousands)	(unaudited)		(unaudited)

ASSETS
Cash and Due from Banks	$14,711	$23,222	$26,822
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	-	-
Cash and Cash Equivalents	14,711	23,222	26,822
Interest Bearing Deposits in Banks	5,394	918	963
Securities Available-for-Sale	147,175	139,305	134,437
Loans Held for Sale	1,001	1,609	3,972
Loans	963,294	1,009,975	1,013,495
Total Loans	964,295	1,011,584	1,017,467
Less: Allowance for Loan and Lease Losses	25,686	17,385	13,335
	938,609	994,199	1,004,132
Premises and Equipment, net	33,587	33,808	34,289
Goodwill	-	27,156	27,156
Intangible Assets	2,012	2,404	2,592
Other Assets	61,420	55,215	51,622
TOTAL ASSETS	$1,202,908	$1,276,227	$1,282,013

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008	September 30, 2008
(in thousands, except share data)	(unaudited)		(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$146,820	$150,047	$162,631
Interest Bearing Demand	61,502	61,402	62,031
Savings and Money Market Accounts	164,490	151,259	132,646
Certificates of Deposit less than $100 thousand	244,127	249,978	256,727
Certificates of Deposit of $100 thousand or more	203,533	206,502	213,440
Brokered Deposits	198,815	257,098	149,045
Total Deposits	1,019,287	1,076,286	976,520
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	20,463	40,036	50,571
Security Deposits	1,444	2,078	2,118
Other Borrowings	7,724	2,777	92,780
Other Liabilities	8,801	10,806	11,493
Total Liabilities	1,057,719	1,131,983	1,133,482
STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized as of September 30, 2009 and December 31, 2008; 33,000 issued as of September 30, 2009; none issued as of December 31, 2008 and September 30, 2008	31,248	-	-
Common Stock - $.01 par value - 50,000,000 shares authorized; 16,418,327 issued as of September 30, 2009; 16,419,883 issued as of December 31, 2008 and September 30, 2008	114	114	114
Paid-In Surplus	111,999	111,777	111,927
Common Stock Warrants	2,006	-	-
Unallocated ESOP Shares	(6,446)	(5,944)	(3,856)
(Accumulated Deficit) Retained Earnings	(524)	32,387	36,487
Accumulated Other Comprehensive Income	6,792	5,910	3,859
Total Stockholders’ Equity	145,189	144,244	148,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,202,908	$1,276,227	$1,282,013

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$14,462	$17,505	$43,859	$53,616
Debt Securities – taxable	1,097	1,149	3,435	3,410
Debt Securities – non-taxable	396	395	1,200	1,184
Other	3	9	38	41
Total Interest Income	15,958	19,058	48,532	58,251

INTEREST EXPENSE
Interest Bearing Demand Deposits	45	69	146	262
Savings Deposits and Money Market Accounts	384	548	1,255	1,754
Certificates of Deposit of less than $100 thousand	1,738	2,525	5,687	8,202
Certificates of Deposit of $100 thousand or more	1,530	2,206	4,934	7,242
Brokered Deposits	1,225	1,114	4,478	2,941
Other	136	900	395	3,223
Total Interest Expense	5,058	7,362	16,895	23,624

NET INTEREST INCOME	10,900	11,696	31,637	34,627
Provision for Loan and Lease Losses	9,280	3,960	20,469	7,091
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	1,620	7,736	11,168	27,536

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,184	1,338	3,501	3,950
Gain on Sales of Available for Sale Securities, net	-	146	-	146
Other	1,553	1,573	4,331	4,911
Total Noninterest Income	2,737	3,057	7,832	9,007

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,903	5,105	15,303	16,629
Expense on Premises and Fixed Assets, net of rental income	1,493	1,583	4,525	4,970
Impairment of Goodwill	27,156	-	27,156	-
Other	3,811	3,017	9,731	8,433
Total Noninterest Expenses	37,363	9,705	56,715	30,032

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(33,006)	1,088	(37,715)	6,511
Income Tax (Benefit) Provision	(4,877)	262	(7,326)	1,838
NET (LOSS) INCOME	(28,129)	826	(30,389)	4,673
Preferred Stock Dividends	412	-	1,196	-
Accretion on Preferred Stock Discount	90	-	254	-
NET (LOSS) INCOME TO COMMON STOCKHOLDERS	$(28,631)	$826	$(31,839)	$4,673

NET (LOSS) INCOME PER SHARE:
Net (Loss) Income Per Share - Basic	$(1.84)	$0.05	$(2.05)	$0.29
Net (Loss) Income Per Share - Diluted	$(1.84)	$0.05	$(2.05)	$0.29
Dividends Declared Per Common Share	$0.01	$0.05	$0.07	$0.15

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

		Common Stock		Paid-In Surplus	Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
(in thousands)	Preferred Stock	Shares	Amount
Balance – December 31, 2008	$-	16,420	$114	$111,777	$-	$32,387	$5,910	$(5,944)	$144,244
Comprehensive Income:
Net Loss (unaudited)						(30,389)			(30,389)
Change Unrealized Gain:
Securities Available-for-Sale, net of tax (unaudited)							1,841		1,841
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(959)		(959)
Total Comprehensive Loss									(29,507)
Issuance of Preferred Stock (unaudited)	30,994				2,006				33,000
Accretion of Discount Associated with Preferred Stock (unaudited)	254					(254)			-
Preferred Stock Dividend ($36.24 per share) (unaudited)						(1,196)			(1,196)
Common Stock Dividend ($0.07 per share) (unaudited)						(1,072)			(1,072)
Stock-based Compensation, net of forfeitures (unaudited)		(2)		274					274
ESOP Common Stock Purchases (unaudited)								(1,023)	(1,023)
ESOP Allocation (unaudited)				(52)				521	469
Balance – September 30, 2009 (unaudited)	$31,248	16,418	$114	$111,999	$2,006	$(524)	$6,792	$(6,446)	$145,189

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(30,389)	$4,673
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities -
Provision for Loan and Lease Losses	20,469	7,091
Amortization, net	513	623
Impairment of Goodwill	27,156	-
Stock-Based Compensation	274	449
ESOP Compensation	469	587
Depreciation	1,582	1,879
Net Gain on Sale of Premises and Equipment	(2)	(23)
Loss / (Gain) on Sale of Other Real Estate and Repossessions, net	71	(256)
Write-down of Other Real Estate and Repossessions	507	245
Gain on Sale of Available-for-Sale Securities, net	-	(146)
Accretion of Fair Value Adjustment, net	(140)	(238)
Accretion of Cash Flow Swaps	(528)	(859)
Accretion of Terminated Cash Flow Swaps	(1,252)	(447)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	608	404
Interest Receivable	142	716
Other Assets	(4,318)	(1,315)
Interest Payable	(2,463)	(1,389)
Other Liabilities	(715)	(4,295)
Net Cash Provided by Operating Activities	11,984	7,699
CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(4,476)	(667)
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	21,624	14,715
Sales	-	13,126
Purchases	(26,826)	(30,608)
Loan Originations and Principal Collections, net	19,205	(74,283)
Proceeds for Interim Settlements of Cash Flow Swaps, net	938	(374)
Proceeds for Termination of Cash Flow Swaps	5,778	-
Proceeds from Sale of Premises and Equipment	16	131
Proceeds from Sales of Other Real Estate and Repossessions	6,720	2,699
Additions to Premises and Equipment	(1,406)	(1,525)
Capital Improvements to Repossessions and Other Real Estate	(355)	(219)
Net Cash Provided by / (Used in) Investing Activities	21,218	(77,005)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) / Increase in Deposits	(57,002)	73,881
Net Decrease Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(19,573)	(11,715)
Net Increase of Other Borrowings	4,947	12,321
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	33,000	-
Repurchase and Retirement of Common Stock	-	(2,803)
Repurchase of Common Stock for 401(k) and ESOP Plan	(1,023)	(485)
Dividends Paid on Preferred Stock	(990)	-
Dividends Paid on Common Stock	(1,072)	(2,465)
Net Cash (Used in) / Provided by Financing Activities	(41,713)	68,734
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,511)	(572)
CASH AND CASH EQUIVALENTS - beginning of period	23,222	27,394
CASH AND CASH EQUIVALENTS - end of period	$14,711	$26,822

(See Accompanying Notes to Consolidated Financial Statements)

Index

	Nine Months Ended September 30,
(in thousands)	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to Foreclosed Properties and Repossessions	$17,103	$6,725
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$19,358	$25,013
Income Taxes Paid	$539	$5,548

(See Accompanying Notes to Consolidated Financial Statements)

Index

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature, except for the goodwill impairment as discussed in Note 6.

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by all nongovernmental entities. All previous authoritative guidance was incorporated into the Codification and is no longer considered authoritative. The Codification became effective for periods ending after September 15, 2009. The Company has amended all applicable footnotes to reflect this change.

The consolidated financial statements include the accounts of First Security Group, Inc. and its subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive income for the three and nine month periods ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net (loss) income	$(28,129)	$826	$(30,389)	$4,673
Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain (loss) on securities arising during the period	2,432	1,120	2,789	(164)
Tax (expense) benefit related to unrealized net (gain) loss	(827)	(381)	(948)	56
Reclassification adjustments for realized gain included in net income	-	(146)	-	(146)
Tax expense related to gain realized in net income	-	50	-	50
Unrealized gain (loss) on securities, net of tax	1,605	643	1,841	(204)

Derivative cash flow hedges
Unrealized gain (loss) on derivatives arising during the period	-	2,155	312	2,952
Tax (expense) benefit related to unrealized (loss) gain	-	(733)	(106)	(1,004)
Reclassification adjustments for realized gain included in net income	(614)	(493)	(1,765)	(1,306)
Tax expense related to gain realized in net income	209	168	600	444
Unrealized (loss) gain on derivatives, net of tax	(405)	1,097	(959)	1,086

Other comprehensive income, net of tax	1,200	1,740	882	882
Comprehensive (loss) income, net of tax	$(26,929)	$2,566	$(29,507)	$5,555

Index

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net (loss) income available to common stockholders	$(28,631)	$826	$(31,839)	$4,673
Denominator:
Weighted average common shares outstanding	15,543	16,065	15,539	16,087
Equivalent shares issuable upon exercise of stock options	-	94	-	156
Weighted average diluted shares outstanding	15,543	16,159	15,539	16,243
Net (loss) income per share:
Basic	$(1.84)	$0.05	$(2.05)	$0.29
Diluted	$(1.84)	$0.05	$(2.05)	$0.29

On January 9, 2009, as part of the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program (TARP), the Company issued a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share. Note 8 discusses the transaction in further detail. The common stock warrants are treated as outstanding options under the treasury stock method for calculating the weighted average diluted shares outstanding. For the three and nine months ended September 30, 2009, the common stock warrants were anti-dilutive.

For the three and nine months ended September 30, 2009, the weighted average stock options and restricted stock awards that were anti-dilutive totaled 1,311 thousand and 1,361 thousand, respectively, compared to 782 thousand and 749 thousand for the same periods in 2008. Anti-dilutive options and awards are not included in the computation of diluted earnings per share under the treasury stock method.

Index

NOTE 4—SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
September 30, 2009
Debt securities—
Federal agencies	$20,262	$138	$1	$20,399
Mortgage-backed	80,765	3,202	559	83,408
Municipals	41,479	1,801	3	43,277
Other	126	-	35	91
Total	$142,632	$5,141	$598	$147,175

Securities available-for-sale
December 31, 2008
Debt securities—
Federal agencies	$8,500	$245	$-	$8,745
Mortgage-backed	85,878	2,086	769	87,195
Municipals	43,053	704	408	43,349
Other	125	-	109	16
Total	$137,556	$3,035	$1,286	$139,305

For the nine months ended September 30, 2009, no available-for-sale securities were sold.

At September 30, 2009 and December 31, 2008, federal agencies, municipals and mortgage-backed securities with a carrying value of $14,973 thousand and $18,143 thousand, respectively, were pledged to secure public deposits. At September 30, 2009 and December 31, 2008, the carrying amount of securities pledged to secure repurchase agreements was $33,596 thousand and $46,829 thousand, respectively.

Maturity of Securities

The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2009.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$2,017	$2,049
Over 1 year through 5 years	27,352	28,032
5 years to 10 years	27,624	28,649
Over 10 years	4,874	5,037
	61,867	63,767
Mortgage-backed securities	80,765	83,408
Total	$142,632	$147,175

Index

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2009
Federal agencies	$1,370	$1	$-	$-	$1,370	$1
Mortgage-backed	-	-	4,574	559	4,574	559
Municipals	-	-	650	3	650	3
Other	-	-	91	35	91	35
Totals	$1,370	$1	$5,315	$597	$6,685	$598

December 31, 2008
Federal agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	6,034	769	-	-	6,034	769
Municipals	10,525	408	-	-	10,525	408
Other	16	109	-	-	16	109
Totals	$16,575	$1,286	$-	$-	$16,575	$1,286

As of September 30, 2009, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of September 30, 2009, gross unrealized losses in the Company’s portfolio totaled $598 thousand, compared to $1.3 million as of December 31, 2008. The unrealized losses in mortgage-backed securities consists of six securities, with a $523 thousand unrealized loss in one security. This security is rated BAA3 by Moody as of September 30, 2009. This security’s junior tranches experienced a break in yield during the second quarter of 2009. The Company conducted a thorough review, including multiple stress tests, to determine if an impairment for credit risk had occurred. The Company holds a super senior tranche bond. The results of the analysis currently support full recovery of the Company’s cost. The unrealized losses in other securities are two trust preferred securities. The unrealized losses are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of the Company’s impairment assessment, the unrealized losses at September 30, 2009 are considered temporary.

Index

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents loans by type.

	September 30, 2009	December 31, 2008	September 30, 2008
	(in thousands)
Loans secured by real estate-
Residential 1-4 family	$284,811	$296,454	$284,256
Commercial	233,692	234,630	230,134
Construction	176,570	194,603	206,453
Multi-family and farmland	37,461	34,273	33,114
	732,534	759,960	753,957
Commercial loans	148,473	157,906	166,024
Consumer installment loans	51,866	58,296	61,400
Leases, net of unearned income	24,679	30,873	33,663
Other	6,743	4,549	2,423
Total loans	964,295	1,011,584	1,017,467
Allowance for loan and lease losses	(25,686)	(17,385)	(13,335)
Net loans	$938,609	$994,199	$1,004,132

The following table presents an analysis of the allowance for loan and lease losses. The provision expense for loan and lease losses in the table does not include the Company’s provision accrual for unfunded commitments of $18 thousand and $18 thousand for the nine months ended September 30, 2009 and 2008, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets.

	September 30, 2009	September 30, 2008
	(in thousands)
Allowance for loan and lease losses-beginning of period	$17,385	$10,956
Provision expense for loan and lease losses	20,451	7,073
Loans charged-off	(12,443)	(4,853)
Loan loss recoveries	293	159
Allowance for loan and lease losses-end of period	$25,686	$13,335

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans were $23,608 thousand, $14,684 thousand and $2,478 thousand at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Nonaccrual loans were $31,463 thousand, $18,453 thousand and $8,773 thousand at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Loans past due 90 days or more and still accruing interest were $3,377 thousand, $2,706 thousand and $2,250 thousand as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Index

NOTE 6 – GOODWILL

The changes in the carrying amounts of goodwill are as follows:

	September 30, 2009	December 31, 2008	September 30, 2008
	(in thousands)
Goodwill – beginning of period	$27,156	$27,156	$27,156
Goodwill acquired	-	-	-
Goodwill impairment	(27,156)	-	-
Goodwill – end of period	$-	$27,156	$27,156

The Company’s policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount as required by authoritative accounting guidance. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The impairment testing is a two-step process. Step 1 compares the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, Step 2 is performed. Step 2 involves a process similar to business combination accounting in which fair values are assigned to all assets, liabilities and other (non-goodwill) intangibles. The result of Step 2 is the implied fair value of goodwill. If the implied fair value of goodwill is below the recorded goodwill amount, an impairment charge is recorded for the difference.

The Company engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill impairment assessment as of September 30, 2009.  The firm utilized two separate valuation methodologies for Step 1 and compared the results of each to determine the fair value of the goodwill associated with the Company’s prior bank acquisitions.  The valuation methodologies utilized included a discounted cash flow valuation technique and a comparison of the average price to book value of comparable bank acquisitions.  Both methods indicated a valuation below the book value of the Company. The firm conducted Step 2, which assigned fair values to all assets, liabilities and other (non-goodwill) intangibles.  The results of Step 2 indicated a full goodwill impairment of $27,156 thousand that is recorded in non-interest expense in the Consolidated Income Statements. The impairment was primarily a result of the continuing economic downturn and its implications on bank valuations.

The goodwill was associated with six prior acquisitions. Three acquisitions were taxable asset purchases and three were non-taxable stock purchases. The goodwill impairment that is deductible for tax is $6,953 thousand, which added $2,394 thousand to the tax benefit recognized in the third quarter of 2009.  The remaining $20,203 thousand goodwill impairment is not deductible for taxes and thus no tax benefit was recognized.

NOTE 7 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2009, December 31, 2008, and September 30, 2008 was $15,972 thousand, $21,880 thousand, and $18,987 thousand, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Index

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock and ESOP Activity

During 2009, the Board of Directors declared common stock dividends as presented in the following table.

Declaration Date	Dividend Per Common Share	Date of Record	Amount (in thousands)	Payment Date
January 28, 2009	$0.05	March 3, 2009	$761	March 16, 2009
April 22, 2009	$0.01	June 1, 2009	$156	June 16, 2009
July 22, 2009	$0.01	September 1, 2009	$155	September 16, 2009
October 27, 2009	$0.01	December 1, 2009	$1551	December 16, 2009

1 Estimate based on current number of common shares outstanding.

On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP plan). The purpose of the loan is to purchase Company shares in open market transactions. The shares will be used for future Company matching contributions with the 401(k) and ESOP plan. From January 1, 2009 to September 30, 2009, the Company purchased 248,800 shares at an average cost of $4.11. As of September 30, 2009, the cumulative purchases total 700,676 shares at a total cost of $4,056 thousand, or an average of $5.79 per share. Currently, the 401(k) and ESOP plan is not actively pursuing the purchase of additional shares and no shares have been purchased since February 19, 2009.

On September 30, 2009, June 30, 2009 and March 31, 2009, the Company released 38,499, 40,209 and 49,192 shares, respectively, from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense (in thousands)
Shares as of December 31, 2008	710,163	—	241,713
Shares purchased by ESOP during 2009	248,800	—	—
Shares allocated during 2009	(127,900)	—	127,900	$469
Shares as of September 30, 2009	831,063	—	369,613

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

On January 9, 2009, as part of the CPP, the Company agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock (Preferred Stock), Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year immediately exercisable warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33,000 thousand in cash. As a participant in the CPP, the Company is subject to limitations on the payments of dividends to common stockholders (other than a regular quarterly cash dividend of not more than $0.05 per share of common stock).

Index

The Preferred Stock qualifies as Tier I capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year or the following business day. On February 15, 2009, the Company paid a 36-day prorated preferred stock dividend of $165 thousand. In May and August 2009, the Company paid the quarterly preferred stock dividend of $413 thousand. The $1,196 thousand preferred stock dividend shown on the consolidated income statements includes an accrued dividend of $206 thousand.

The total purchase price of $33,000 thousand was allocated between the Preferred Stock and the warrants based on the respective fair value of each. The warrants are valued at $2,006 thousand. The Preferred Stock original discount was $2,006 thousand. This discount is being expensed over the expected life of the Preferred Stock, or five years, utilizing the effective interest method. For the three and nine months ended September 30, 2009, the Company recognized $90 thousand and $254 thousand, respectively, in Preferred Stock discount accretion.

NOTE 9 – TAXES

The Company accounts for income taxes in accordance with ASC 740 (formerly FASB Statement No. 109, Accounting for Income Taxes) which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

For the three and nine months ended September 30, 2009, the Company recognized an income tax benefit of $4,877 thousand and $7,326 thousand, respectively. For the three and nine months ended September 30, 2008, the Company recognized income tax provision of $262 thousand and $1,838 thousand, respectively. The following reconciles the income tax (benefit) provision to statutory rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Federal taxes at statutory tax rate	$(11,222)	$370	$(12,823)	$2,214
Tax exempt loss on non-deductible goodwill impairment	6,869	-	6,869	-
Tax exempt earnings on securities	(135)	(134)	(408)	(403)
Tax exempt earnings on bank owned life insurance	(85)	(77)	(256)	(231)
Other, net	(95)	130	(180)	193
State tax provision, net of federal effect	(209)	(27)	(528)	65
Income tax (benefit) provision	$(4,877)	$262	$(7,326)	$1,838

The benefit recognized during the three and nine months ended September 30, 2009, primarily relates to increases in deferred tax assets including the increase associated with the temporary difference of the allowance for loan and lease losses, the tax-deductible portion of the goodwill impairment and the year-to-date net operating loss. Based on the Company’s historical pattern of taxable income, the Company expects to produce sufficient income in the future to realize its deferred tax assets. A valuation allowance is established for any portion of a deferred tax asset that the Company believes is more likely than not that the Company will not be able to realize the benefits or portion of a deferred income tax asset. As of September 30, 2009, the Company has no valuation allowances associated with deferred tax assets.

The Company recognized a goodwill impairment of $27,156 thousand in the third quarter of 2009. Approximately $6,953 thousand of the impairment is deductible for taxes, which represents $2,394 thousand of the total 2009 income tax benefit. The remaining $20,203 thousand of the impairment is not deductible for taxes. As shown above, this non-deductible portion significantly impacts the effective tax rate for 2009.

The Company evaluated its material tax positions as of September 30, 2009. Under the “more-likely-than-not” threshold guidelines by current authoritative accounting guidance, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company will evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company’s consolidated income statements.

Index

As of September 30, 2009, there were no penalties and interest recognized in the consolidated income statement associated with significant uncertain tax positions, nor does the Company anticipate a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the remainder of 2009. However, changes in state and federal tax regulations could create a material uncertain tax position.

NOTE 10 – FAIR VALUE MEASUREMENTS

The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$147,175	$-	$146,925	$250
Loans held for sale	1,001	-	1,001	-
Forward loan sales contracts	15	-	15	-

Financial liabilities
None	-	-	-	-

Index

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of September 30, 2009.

	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Financial Assets
Securities Available-for-Sale	$250	$-	$-	$-	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

At September 30, 2009, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO) and repossessions, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits. Such measurements were determined utilizing Level 2 and Level 3 inputs.

OREO and repossessions are measured at fair value on a non-recurring basis. Upon initial recognition, they are measured at fair value, which becomes the cost basis. The cost basis is subsequently re-measured at fair value when events or circumstances occur that indicate the initial fair value has declined. The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in nine months ended September 30, 2009.

	Carrying Value as of September 30, 2009	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2009
	(in thousands)
Other Real Estate Owned	$3,977	$-	$3,977	$-	$(819)
Repossessions	1,389	-	1,389	-	(601)

The following table presents the estimated fair values of the Company’s financial instruments.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$14,711	$14,711	$23,222	$23,222
Interest bearing deposits in banks	$5,394	$5,394	$918	$918
Securities available-for-sale	$147,175	$147,175	$139,305	$139,305
Loans held for sale	$1,001	$1,001	$1,609	$1,609
Loans	$963,294	$983,185	$1,009,975	$1,041,559
Allowance for loan and lease losses	$(25,686)	$(25,686)	$(17,385)	$(17,385)

Financial liabilities
Deposits	$1,019,287	$1,025,567	$1,076,286	$1,085,973
Federal funds purchased and securities sold under agreements to repurchase	$20,463	$20,463	$40,036	$40,036
Other borrowings	$7,724	$7,724	$2,777	$2,777

Index

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

—	Cash and cash equivalents – The carrying value of cash and cash equivalents approximates fair value.

—	Interest bearing deposits in banks – The carrying amounts of interest bearing deposits in banks approximate fair value.

—	Securities – The Company’s securities are valued utilizing Level 2 inputs with the exception of one $250 thousand bond. Level 2 inputs are based on quoted prices for similar assets in active markets.

—	Loans held for sale – Fair value for loans held for sale are based on quoted prices for similar assets in active markets.

—
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

—
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

—
Federal funds purchased and securities sold under agreements to repurchase – These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

—	Other borrowings – Other borrowings carrying amount reported in the consolidated balance sheets approximates fair value.

NOTE 11 – FAIR VALUE OPTION

Authoritative accounting guidance provides a fair value option election (FVO) that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. The guidance permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

During February 2008, the Company began recording all newly-originated loans held for sale under the fair value option. The Company chose the fair value option to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred and recognized as part of the gain or loss on the sale of the loan, are now recognized in earnings at the time of origination. The servicing value, which had been recorded at the time the loan was sold, is now included in the fair value of the loan and recognized at origination of the loan. The Company began using derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the mortgage loan and related fees component of noninterest income.

As of September 30, 2009, December 31, 2008 and September 30, 2008, there was $1,001 thousand, $1,609 thousand and $3,972 thousand in loans held for sale recorded at fair value, respectively. For the three and nine months ended September 30, 2009, approximately $385 thousand and $826 thousand in loan origination and related fee income was recognized in non-interest income, respectively, and an insignificant amount of origination and related fee expense, respectively, was recognized in non-interest expense utilizing the fair value option.

Index

For the nine months ended September 30, 2009, the Company recognized a loss of $310 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and offset $295 thousand of the change in fair value of loans held for sale.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$1,001	$1,016	$(15)

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of September 30, 2009, the Company has not entered into a transaction in a dealer capacity.

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

Index

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million. At termination, the swaps had a market value of $2.0 million. The gain is being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $120 thousand and $414 thousand in interest income from the terminated swaps for the three and nine months ended September 30, 2009, respectively.

On March 26, 2009, the Company elected to terminate two interest rate swaps with a total notional value of $50 million. At termination, the swaps had a market value of $5.8 million. The Company terminated the swaps to eliminate increasing credit risk with the counterparty. The gain is being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $528 thousand in interest income through the termination date and an additional $22 thousand for the remainder of March 2009. The Company recognized $410 thousand for the three months ended September 30, 2009 for a total of $1,367 thousand for the nine months ended September 30, 2009.

The following table presents the accretion of the remaining gain for the terminated swaps.

	20091	2010	2011	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$120	$394	$219	$62	$795
Accretion of gain from 2009 terminated swaps	$411	$1,628	$1,629	$1,272	$4,940

1 Represents the gain accretion for October 1, 2009 to December 31, 2009. Excludes the amounts recognized in the first nine months of 2009.

The following table presents the cash flow hedges as of September 30, 2009.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$1,001	$20	$5	$9	Various
	$1,001	$20	$5	$9

Terminated asset hedges
Cash flow hedges: 1
Interest rate swap	$25,000	$-	$-	$55	June 28, 2010
Interest rate swap	25,000	-	-	124	June 28, 2011
Interest rate swap	14,000	-	-	22	June 28, 2010
Interest rate swap	20,000	-	-	94	June 28, 2011
Interest rate swap	35,000	-	-	229	June 28, 2012
Interest rate swap	25,000	-	-	1,630	October 15, 2012
Interest rate swap	25,000	-	-	1,630	October 15, 2012
	$169,000	$-	$-	$3,784

1 The $3.8 million of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2009, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

Index

The following table presents additional information on the active derivative positions as of September 30, 2009.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$1,001	Other assets	$15	Other liabilities	N/A	Noninterest income – other	$295

Hedged Items:
Loans held for sale	N/A	Loans held for sale	$1,001	N/A	N/A	Noninterest income – other	N/A

For the three and nine months ended September 30, 2009, no significant amounts were recognized for hedge ineffectiveness.

NOTE 13 – ACCOUNTING POLICIES RECENTLY ADOPTED AND PENDING ACCOUNTING PRONOUCEMENTS

In June 2009, the FASB issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standards Codification (ASC or Codification) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority, with this Statement superseding all then-existing non-SEC accounting and reporting standards as of its effective date. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates (ASUs) that will serve only to update the Codification.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In conjunction with the adoption of this Statement, all references to pre-Codification Statements have either been removed or updated to reflect the new Codification reference. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC 820-10, “Fair Value Measurements and Disclosures”. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Company does not expect the adoption to have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with GAAP. The guidance modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The guidance also provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance requires enhanced disclosures that are generally consistent with, and supersede, the disclosures previously required by GAAP. The guidance is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. The guidance’s disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required. The Company is currently assessing the effects of adopting this guidance.

Index

In June 2009, the FASB issued authoritative guidance that revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the prior quantitative-based risks and rewards test required under previous guidance with a qualitative analysis. Additionally, the guidance requires continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. The guidance is effective for periods beginning after November 15, 2009, and requires reevaluation under its amended consolidation requirements of all QSPEs and entities currently subject to FIN 46-R as of the beginning of the first annual period that begins after November 15, 2009. The Company is currently assessing the effects of adopting this guidance.

In May 2009, the FASB updated ASC 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires disclosure of the date through which a company has evaluated subsequent events. The guidance is effective for interim or annual periods ending after June 15, 2009. The Company adopted this guidance effective for the second quarter of 2009. The required disclosures are presented in Note 14 to the consolidated financial statements.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities”.  The guidance that establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities as well as requiring additional disclosures related to debt and equity securities. The “intent and ability to hold to recovery” indicator of other-than-temporary impairment under previous authoritative guidance, has been eliminated. Under the new guidance, an impairment is other-than-temporary if any of the following conditions exist: (1) the entity intends to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the security’s entire amortized cost basis, even if the entity does not intend to sell. Additionally, the guidance requires that for impaired securities that an entity does not intend to sell that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. The guidance discusses the proper interaction of its guidance with other authoritative guidance, including the additional factors that must be considered in an other-than-temporary impairment analysis. The additional disclosure requirements of the guidance include a roll-forward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. The guidance is effective prospectively for periods ending after June 15, 2009. The Company adopted the guidance effective for the second quarter of 2009. The adoption did not impact the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures”.  The update provides factors that an entity should consider when determining whether a market for an asset is not active. If, after evaluating the relevant factors, the evidence indicates that a market is not active, the guidance provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in an inactive market is orderly. The guidance requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under applicable authoritative guidance. The guidance also requires enhanced disclosures, including disclosure of a change in valuation technique that results from its application and disclosure of fair value measurements for debt and equity securities by major security types. The guidance is effective prospectively for periods ending after June 15, 2009. The Company adopted the guidance effective for the second quarter of 2009. The adoption did not impact the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 825-10, “Financial Instruments”.  This update requires disclosures about the fair value of financial instruments in interim financial statements. The guidance requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. The guidance is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company adopted the guidance effective April 1, 2009. The additional required quarterly disclosures are presented in Note 10 of the Company’s consolidated financial statements.

Index

In March 2008, the FASB issued authoritative guidance requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change previous authoritative guidance on scope or accounting. This guidance requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under GAAP and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance also clarifies derivative instruments that are subject to the concentration of credit-risk disclosures. The provisions of this guidance are effective for fiscal years beginning after November 15, 2008, and earlier application was permitted. The Company adopted the guidance effective January 1, 2009. The adoption did not impact the Company’s consolidated financial statements.

In December 2007, the FASB updated ASC 810-10, “Consolidation”.  This update establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company adopted the guidance effective January 1, 2009. The adoption did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance to require that an acquirer recognize at fair value as of the acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. The guidance provides that if the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if information available before the end of the measurement period indicates that it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. Additionally, the guidance requires enhanced disclosures regarding assets and liabilities arising from contingencies which are recognized at the acquisition date of a business combination, including the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied. The Company adopted the guidance effective January 1, 2009. The adoption did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, the guidance requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements that must be applied retrospectively. The Company adopted the guidance effective January 1, 2009. The adoptions did not impact the Company’s consolidated financial statements.

Index

NOTE 14 – LITIGATION

In the normal course of business, the Company is at times subject to pending and threatened legal actions. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, the Company believes that the outcome of any or all such actions will not have a material adverse effect on our business, financial condition and/or operating results.

The Company is a defendant in an arbitration claim, in which Lloyd L. Montgomery, III, our former President and Chief Operating Officer, claimed that the Company wrongfully terminated his employment. The claim seeks damages totaling approximately $2 million. The Company believes that the claim is without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in Company’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

NOTE 15 – SUBSEQUENT EVENTS

On October 28, 2009, the Company’s Board of Directors approved a fourth quarter cash dividend of $0.01 per share payable on December 16, 2009 to common stockholders of record on December 1, 2009.

During October 2009, First Security invested a total of $25.0 million of capital into FSGBank.  The following are actual and proforma capital ratios for FSGBank as of September 30, 2009.

	Adequately	Well	FSGBank, N.A.
	Capitalized	Capitalized	Actual	Proforma
Tier I capital to risk adjusted assets	4.0%	6.0%	9.4%	11.8%
Total capital to risk adjusted assets	8.0%	10.0%	10.7%	13.1%
Leverage ratio	4.0%	5.0%	8.0%	10.1%

The Company evaluated subsequent events through November 5, 2009 for possible recognition or disclosure in the consolidated financial statements as of and for the period ending September 30, 2009. The Company did not identify any such subsequent events.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following: deterioration in the financial condition of borrowers; changes in loan underwriting, credit review or loss reserve policies; the failure of assumptions underlying the establishment of reserves for possible loan losses; changes in political and economic conditions; changes in financial market conditions; fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing; governmental monetary and fiscal policies, as well as legislative and regulatory changes; First Security’s participation or lack of participation in governmental programs; First Security’s lack of participation in a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; the effects of competition from other commercial banks, thrifts, and other financial institutions; and the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party.

Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this Form 10-Q as a result of new information or other circumstances that may become known to First Security.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

THIRD QUARTER 2009 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Company Overview

First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.2 billion in assets as of September 30, 2009. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. has 39 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 348 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning, and internet banking (www.FSGBank.com) services.

Index

Recent Events

As of September 30, 2009, we recorded a pre-tax, non-cash estimated goodwill impairment of $27.2 million or $24.8 million after-tax. The goodwill impairment has no effect on cash flows, liquidity, tangible capital or our ability to conduct business. Additionally, as goodwill is excluded from regulatory capital, the impairment has no impact on the regulatory capital ratios of First Security or FSGBank, both of which remain “well capitalized” under regulatory requirements.

On January 9, 2009, as part of the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program, we agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock (Preferred Stock), Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 823,627 shares of our common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33 million in cash. The Preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year. As of September 30, 2009, we have paid $990 thousand in dividends to the Treasury.

The Treasury’s preferred stock investment of $33 million has enhanced our ability to fund prudent loans to creditworthy borrowers within the communities that we serve. Since receiving the investment on January 9, 2009, we have funded in excess of $100 million in new loans and in excess of $350 million in renewed loans, and have extended commitments to lend an additional $75.4 million under new loan agreements. Overall, our ability to fund loans is greater than it would be without the Treasury’s investment.

On October 28, 2009, our Board of Directors approved a fourth quarter cash dividend of $0.01 per share payable on December 16, 2009 to stockholders of record on December 1, 2009.

Overview

As of September 30, 2009, we had total consolidated assets of $1.2 billion, total loans of $964.3 million, total deposits of $1.0 billion and stockholders’ equity of $145.2 million. For the three and nine months ended September 30, 2009, our net loss available to common stockholders was $28.6 million and $31.8 million, respectively, resulting in net loss of $1.84 and $2.05 per share (basic and diluted), respectively. Excluding the goodwill impairment, our net loss available to common stockholders for the three and nine months ended September 30, 2009 was $3.9 million and $7.1 million, respectively, resulting in a net loss of $0.25 and $0.46 per share (basic and diluted), respectively.

As of September 30, 2008, we had total consolidated assets of $1.3 billion, total loans of $1.0 billion, total deposits of $976.5 million and stockholders’ equity of $148.5 million. For the three and nine months ended September 30, 2008, our net income available to common stockholders was $826 thousand and $4.7 million, respectively, resulting in net income of $0.05 and $0.29 per share (basic and diluted), respectively.

For the three and nine month periods ending September 30, 2009, net interest income decreased by $796 thousand and $3.0 million, respectively, and noninterest income decreased by $320 thousand and $1.2 million, respectively, compared to the same periods in 2008. For the three and nine months ended September 30, 2009, excluding the goodwill impairment, non-interest expense increased by $502 thousand and decreased $473 thousand, respectively, compared to the same periods in 2008. The decline in net interest income is primarily due to our lower net interest margin. The decrease in noninterest income is attributable to a decline in mortgage loan and related fee income and a reduction in deposit fees as well as the $146 thousand gain on sale of available for sale securities in the third quarter of 2008. Noninterest expense, excluding the goodwill impairment, decreased primarily from the elimination in the incentive compensation accrual and reductions in operational expenses. Full-time equivalent employees were 348 at September 30, 2009 compared to 361 at December 31, 2008 and 365 at September 30, 2008.

Index

The provision for loan and lease losses increased $5.3 million and $13.4 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The provision was increased as a result of our analysis of inherent risks in the loan portfolio, trends in non-performing and classified loans, the levels of charge-offs, trends in risk components of our environmental factors and general economic conditions.

For the three and nine months ended September 30, 2009, our return on average assets, excluding the goodwill impairment, was negative 1.26% and negative 0.75%, respectively, compared to 0.26% and 0.50% for the comparable period in 2008. Our return on average common equity, excluding the goodwill impairment, was negative 10.93% and negative 6.56% for the three and nine months ended September 30, 2009, respectively, compared to 2.22% and 4.18% in the same periods for 2008.

Our core efficiency ratio for the nine months ended September 30, 2009 increased to 71.2% compared to 66.3% in the same period of 2008. The increase relates to the declines in net interest income  and noninterest income, partially offset by a decline in noninterest expense. We expect our efficiency ratio to remain consistent as we anticipate our margin to stabilize for the remainder of 2009. In order to bolster our efforts to generate core deposits and enhance our net interest margin, in May 2009, we opened a new branch in Hixson, Tennessee. While this new branch causes us to incur upfront costs, which are partially reflected in the increase to our efficiency ratio, we are optimistic that it will soon begin generating net operating income to support our operations.

Net interest margin in the third quarter of 2009 was 3.96%, or 17 basis points lower than the prior year period of 4.13%. Our margin has increased each quarter during 2009, increasing 33 basis points from for the first quarter margin of 3.63%. Our margin continues to exceed our peer group’s average of 3.38% (as reported in the June 30, 2009 Uniform Bank Performance Report). We believe that our net interest margin will stabilize in the fourth quarter of 2009. The projected net interest margin is dependent on competitive pricing pressure, our ability to raise core deposits and any possible further action to the target federal funds rate by the Federal Reserve Board. As such, if the Federal Reserve Board raises the target rate, then our net interest margin should increase.

Most indicators point toward the overall U.S. economy either remaining in a potentially prolonged recessionary period or transitioning to a gradual recovery period. Some economists have indicated that the future recovery may bring with it few new jobs. However, our market received positive economic news when, on July 15, 2008, the Volkswagen Group of America, Inc. announced plans to build a $1 billion automobile production facility in Chattanooga, Tennessee. More recently, Volkswagen officials announced a supplier park that could hold 15 or more companies will be built adjacent to the primary production facility. Additionally, in February 2009, Wacher Chemie AG announced plans to construct a new hyperpure polycrystalline silicon facility in Cleveland, Tennessee. The Wacher investment is also expected to be around $1 billion and will produce silicon that is used by the solar and semiconductor industries.

The Volkswagen plant will bring about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 12,000 indirect jobs to the region. The Wacher plant is expected to add approximately 500 new jobs. We believe the positive economic impact on Chattanooga and the surrounding region will be significant and stabilize and possibly increase real estate values and enhance economic activity within our market area.

RESULTS OF OPERATIONS

We reported a net loss to common stockholders for the three and nine month periods ended September 30, 2009 of $28.6 million and $31.8 million, respectively. Excluding the goodwill impairment, the net loss to common stockholders for the three and nine month periods ended September 30, 2009 was $3.9 million and $7.1 million compared to net income for the same periods in 2008 of $826 thousand and $4.7 million, respectively. In the third quarter of 2009, basic and diluted net loss per share was $1.84 on approximately 15.5 million weighted average shares outstanding. On a year-to-date basis, basic and diluted net loss per share was $2.05 on approximately 15.5 million weighted average shares outstanding.

Index

Net income on a quarterly and year-to-date basis in 2009 was below the comparable amounts in 2008 primarily as a result of the pre-tax goodwill impairment of $27.2 million, or $24.8 million after-tax, as well as higher provision for loan and lease loss expense and the contraction in the net interest margin.

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008.

Condensed Consolidated Income Statement

	For the Three Months Ended September 30,	Change from Prior Year		For the Nine Months Ended September 30,	Change from Prior Year
	2009	Amount	Percentage	2009	Amount	Percentage
	(in thousands, except percentages)
Interest income	$15,958	$(3,100)	-16.3%	$48,532	$(9,719)	-16.7%
Interest expense	5,058	(2,304)	-31.3%	16,895	(6,729)	-28.5%
Net interest income	10,900	(796)	-6.8%	31,637	(2,990)	-8.6%
Provision for loan and lease losses	9,280	5,320	134.3%	20,469	13,378	188.7%
Net interest income after provision for loan and lease losses	1,620	(6,116)	-79.1%	11,168	(16,368)	-59.4%
Noninterest income	2,737	(320)	-10.5%	7,832	(1,175)	-13.0%
Noninterest expense	37,363	27,658	285.0%	56,715	26,683	88.8%
Net loss before income taxes	(33,006)	(34,094)	-3,133.6%	(37,715)	(44,226)	-679.3%
Income tax benefit	(4,877)	(5,139)	-1,961.5%	(7,326)	(9,164)	-498.6%
Net loss	(28,129)	(28,955)	-3,505.4%	(30,389)	(35,062)	-750.3%
Preferred stock dividends and discount accretion	502	502	100.0%	1,450	1,450	100.0%
Net loss available to common stockholders	$(28,631)	$(29,457)	-3,566.2%	$(31,839)	$(36,512)	-781.3%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended September 30, 2009, net interest income decreased by $796 thousand, or 6.8%, to $10.9 million compared to $11.7 million for the same period in 2008. For the nine months ended September 30, 2009, net interest income decreased by $3.0 million, or 8.6%, to $31.6 million for the period ended September 30, 2009 compared to $34.6 million for the same period in 2008.

We monitor and evaluate the effects of certain risks on our earnings and seek balance between the risks assumed and returns sought. Some of these risks include interest rate risk, credit risk and liquidity risk.

The level of net interest income is determined primarily by the average balances (volume) of interest earning assets and the various rate spreads between our interest earning assets and our funding sources. Changes in net interest income from period to period result from increases or decreases in the volume of interest earning assets and interest bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, our ability to manage the interest earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.

Index

The following tables summarize net interest income and average yields and rates paid for the quarters ended September 30, 2009 and 2008.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income (1) (2)	$966,677	$14,465	5.94%	$1,011,609	$17,509	6.87%
Debt securities – taxable	98,500	1,111	4.47%	89,815	1,164	5.14%
Debt securities – non-taxable (2)	42,702	605	5.62%	42,334	604	5.66%
Other earning assets	7,663	3	0.16%	2,892	9	1.23%
Total earning assets	1,115,542	16,184	5.76%	1,146,650	19,286	6.67%
Allowance for loan and lease losses	(19,201)			(12,003)
Intangible assets	28,941			29,830
Cash & due from banks	16,379			24,978
Premises & equipment	33,842			34,644
Other assets	56,423			51,254
TOTAL ASSETS	$1,231,926			$1,275,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$60,756	45	0.29%	$61,425	69	0.45%
Money market accounts	123,839	357	1.14%	102,604	511	1.98%
Savings deposits	36,770	27	0.29%	35,894	37	0.41%
Time deposits of less than $100 thousand	245,611	1,738	2.81%	259,422	2,525	3.86%
Time deposits of $100 thousand or more	204,664	1,530	2.97%	213,861	2,206	4.09%
Brokered CDs and CDARS®	124,644	1,062	3.38%	110,415	1,090	3.92%
Brokered money markets and NOWs	77,250	163	0.84%	4,270	24	2.23%
Federal funds purchased	92	-	0.54%	28,110	176	2.48%
Repurchase agreements	18,347	130	2.81%	38,699	211	2.16%
Other borrowings	4,747	6	0.50%	92,781	513	2.19%
Total interest bearing liabilities	896,720	5,058	2.24%	947,481	7,362	3.08%
Net interest spread		$11,126	3.52%		$11,924	3.59%
Noninterest bearing demand deposits	150,571			162,582
Accrued expenses and other liabilities	11,856			16,466
Stockholders’ equity	166,775			145,887
Accumulated other comprehensive income	6,004			2,937
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,231,926			$1,275,353

Impact of noninterest bearing sources and other changes in balance sheet composition			0.44%			0.54%

Net interest margin			3.96%			4.13%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $226 thousand and $228 thousand for the three months ended September 30, 2009 and 2008, respectively.

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended September 30, 2009 Compared to 2008

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(778)	$(2,266)	$(3,044)
Debt securities – taxable	113	(166)	(53)
Debt securities – non-taxable	5	(4)	1
Other earning assets	15	(21)	(6)
Total earning assets	(645)	(2,457)	(3,102)

Interest bearing liabilities:
Interest bearing demand deposits	(1)	(23)	(24)
Money market accounts	106	(260)	(154)
Savings deposits	1	(11)	(10)
Time deposits of less than $100 thousand	(134)	(653)	(787)
Time deposits of $100 thousand or more	(95)	(581)	(676)
Brokered CDs and CDARS®	140	(168)	(28)
Brokered money markets and NOWs	139	-	139
Federal funds purchased	(175)	(1)	(176)
Repurchase agreements	(111)	30	(81)
Other borrowings	(487)	(20)	(507)
Total interest bearing liabilities	(617)	(1,687)	(2,304)
Increase (decrease) in net interest income	$(28)	$(770)	$(798)

Index

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended September 30, 2009 and 2008.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income (1) (2)	$983,492	$43,869	5.96%	$992,563	$53,629	7.22%
Debt securities – taxable	96,827	3,479	4.80%	88,845	3,454	5.19%
Debt securities – non-taxable (2)	43,282	1,834	5.67%	42,765	1,809	5.65%
Other earning assets	20,653	38	0.25%	2,857	41	1.92%
Total earning assets	1,144,254	49,220	5.75%	1,127,030	58,933	6.98%
Allowance for loan and lease losses	(18,930)			(11,555)
Intangible assets	29,266			30,039
Cash & due from banks	14,760			24,211
Premises & equipment	33,864			34,528
Other assets	55,473			48,799
TOTAL ASSETS	$1,258,687			$1,253,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$61,834	146	0.32%	$63,579	262	0.55%
Money market accounts	124,625	1,178	1.26%	101,465	1,638	2.16%
Savings deposits	35,757	77	0.29%	35,389	116	0.44%
Time deposits of less than $100 thousand	245,154	5,687	3.10%	257,760	8,202	4.25%
Time deposits of $100 thousand or more	202,518	4,934	3.26%	216,314	7,242	4.47%
Brokered CDs and CDARS®	151,892	3,988	3.51%	91,751	2,917	4.25%
Brokered money markets and NOWs	77,828	490	0.84%	1,434	24	2.24%
Federal funds purchased	448	4	1.19%	31,332	686	2.92%
Repurchase agreements	20,884	373	2.39%	35,553	638	2.40%
Other borrowings	2,192	18	1.10%	93,328	1,899	2.72%
Total interest bearing liabilities	923,132	16,895	2.45%	927,905	23,624	3.40%
Net interest spread		$32,325	3.30%		$35,309	3.58%
Noninterest bearing demand deposits	149,300			159,108
Accrued expenses and other liabilities	12,535			16,999
Stockholders’ equity	167,325			144,913
Accumulated other comprehensive income	6,395			4,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,258,687			$1,253,052

Impact of noninterest bearing sources and other changes in balance sheet composition			0.48%			0.60%

Net interest margin			3.78%			4.18%

________________________
(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $688 thousand and $682 thousand for the nine months ended September 30, 2009 and 2008, respectively.

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Nine Months Ended September 30, 2009 Compared to 2008

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(684)	$(9,076)	$(9,760)
Debt securities – taxable	297	(272)	25
Debt securities – non-taxable	15	10	25
Other earning assets	254	(257)	(3)
Total earning assets	(118)	(9,595)	(9,713)

Interest bearing liabilities:
Interest bearing demand deposits	(8)	(108)	(116)
Money market accounts	367	(827)	(460)
Savings deposits	1	(40)	(39)
Time deposits of less than $100 thousand	(430)	(2,085)	(2,515)
Time deposits of $100 thousand or more	(487)	(1,821)	(2,308)
Brokered CDs and CDARS®	1,894	(823)	1,071
Brokered money markets and NOWs	327	-	327
Federal funds purchased	(676)	(6)	(682)
Repurchase agreements	(265)	-	(265)
Other borrowings	(1,855)	(26)	(1,881)
Total interest bearing liabilities	(1,132)	(5,736)	(6,868)
Increase (decrease) in net interest income	$1,014	$(3,859)	$(2,845)

Net Interest Income – Volume and Rate Changes

Interest income for the third quarter of 2009 was $16.0 million, a 16.3% decrease compared to the same period in 2008. Average earning assets decreased $31.1 million, or 2.7%, in the third quarter of 2009 compared to the same period in 2008. Average loans declined in the third quarter of 2009 by $44.9 million, offset by a $9.1 million increase in investment securities and $4.8 million in other earning assets. Average loans declined primarily due to current economic conditions while investment securities increased as we reinvested the cash flow from the investment securities portfolio into new securities. While the change in mix of earning assets reduced interest income by $645 thousand (on a tax equivalent basis) for the third quarter of 2009 compared to 2008, the decline in yields on earning assets was the primary contributor to the $3.1 million decline in interest income, as discussed further below.

Interest income for the nine months ended September 30, 2009 was $48.5 million, a 16.7% decrease compared to the same period in 2008. Average earning assets increased $17.2 million, or 1.5%, in 2009 compared to 2008. On a year-to-date basis, average other earning assets increased $17.8 million, average loans decreased $9.1 million and investment securities increased $8.5 million. Other earning assets increased as we placed a majority of the $33.0 million investment from CPP into our interest bearing account at the Federal Reserve Bank of Atlanta. Our account at the Federal Reserve has declined throughout the year as we have utilized the cash to offset maturing liabilities. The change in mix of earning assets contributed a decline of $118 thousand (on a tax equivalent basis) in interest income for 2009 compared to 2008. The reduction in rates earned resulted in a $9.6 million (on a tax equivalent basis) decline in interest income, as discussed below.

Index

The increases in volume for both the three and nine months ended September 30, 2009 were fully offset by the impact of the decline in the yield on earning assets. The tax equivalent yield on earning assets decreased by 91 basis points and 123 basis points for the three and nine month periods ended September 30, 2009, respectively, compared to the same period in 2008. The change in the yield primarily relates to the Federal Reserve lowering the target federal funds rate. From January 2008 through the last reduction on December 16, 2008, the target federal funds rate declined by 400 basis points from 4.25% to 0.25%. Our loan portfolio is approximately 53% fixed rate, 45% variable rate and 2% adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans is based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate (and the implied correlation to the Prime lending rate) have an immediate impact on the yield of our earning assets. Throughout the last twelve months, we have had an asset-sensitive balance sheet, which has caused interest income to decline faster than interest expense.

Total interest expense was $5.1 million in the third quarter of 2009, or 31.3% lower than the same period in 2008. On a year-to-date basis, total interest expense was $16.9 million, or 28.5% lower than the same period in 2008. Average interest bearing liabilities declined for the three and nine month periods ending September 30, 2009 by 5.4% and 0.5%, respectively, compared to the same periods in 2008. Our mix of interest bearing liabilities changed for both periods as we intentionally replaced our collateralized overnight borrowings and federal funds purchased with brokered deposits to improve our contingent funding capacity. Additionally, our money market accounts increased $21.2 million, or 20.7%, and $23.2 million, or 22.8%, for the three and nine month periods ending September 30, 2009 compared to the same periods in 2008 as a result of a money market promotion during the first quarter of 2009. Average total deposits increased $73.6 million, or 7.7%, and $122.1 million, or 13.2%, for the three and nine month periods ending September 30, 2009, compared to the same periods in 2008. The changes in mix and levels of interest bearing liabilities reduced interest expense by $617 thousand and $1.1 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

As a result of a decline in rates paid on liabilities, interest expense declined $1.7 million and $5.7 million for the third quarter and year-to-date period of 2009, respectively, compared to 2008. The average rate paid on interest bearing liabilities declined 84 basis points and 95 basis points for the third quarter and year-to-date period in 2009 compared to the same periods in 2008. For both periods, the decline in rates paid on in-market retail and jumbo CDs were the primary contributors to the overall decline. Reductions in rates in these two products reduced interest expense by $1.2 million and $3.9 million for the three and nine month periods ending September 30, 2009, respectively, compared to the same periods in 2008. Within our retail and jumbo CD portfolios, approximately $110 million at a weighted average rate of 2.90%, and $88 million at a weighted average rate of 2.31%, will mature and reprice during the next two quarters, respectively. With the weighted average rate of these CDs exceeding current market rates, we anticipate further savings for the remainder of 2009 and into the first quarter of 2010.

While we work to increase our loan portfolio, the current economic conditions have inhibited growth in loans in 2009. As such, we expect average loans to remain level or decline for the remainder of 2009. We expect average interest bearing liabilities to increase as we plan to issue approximately $90 million in longer term brokered deposits to lock-in historically low rates during the fourth quarter. The funds will be initially invested in liquid, short-term earnings assets until needed to fund prudent loans or investment securities. The higher cost of the new brokered deposits will be partially offset by maturing deposits repricing at lower rates. However, competitive pressures may cause us to pay higher rates on certain products, which could partially offset the positive impact of declining rates on our maturing deposits.

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

Index

Our net interest rate spread (on a tax equivalent basis) was 3.52% and 3.30% for the three and nine months ended September 30, 2009, respectively, compared to 3.59% and 3.58% for the same periods in 2008, respectively. Our net interest margin (on a tax equivalent basis) was 3.96% and 3.78% for the three and nine months ended September 30, 2009, respectively, compared to 4.13% and 4.18% for the same periods in 2008, respectively. The decreased net interest spread and margin compared to the prior year periods are the result of the rates on our earning assets decreasing faster than the rates on interest bearing liabilities. While approximately 45% of our quarter-end loans reprice simultaneously with changes to the associated index, including the target federal funds rate, only approximately 12.5% of our quarter-end interest bearing liabilities reprice simultaneously. As such, reductions by the Federal Reserve Board to the target rate have an immediate negative impact on our spread and margin. Additionally, a decline in average noninterest bearing deposits for the three and nine month periods ending September 30, 2009 contributed to the decline in net interest margin. For the three and nine month periods ending September 30, 2009, noninterest bearing deposits contributed 44 basis points and 48 basis points, respectively, to the net interest margin, compared to 54 basis points and 60 basis points, respectively, for the same periods in 2008. Average interest bearing liabilities as a percentage of average earning assets was 80.4% for the third quarter of 2009, a reduction from 82.6% for the third quarter of 2008.

In October 2007, we entered into cash flow swaps with a total notional value of $50 million. The swaps exchanged a portion of our Prime-based variable rate payments for fixed rate payments. The fixed rate was approximately 7.72%. On March 26, 2009, we elected to terminate the interest rate swaps for $5.8 million due to our potential exposure to counterparty credit risk. By terminating the swaps, we locked in the gain, which will be accreted into interest income over the remaining life of the originally hedged items. The 2009 terminated swaps, combined with swaps we terminated in 2007, will add approximately $531 thousand to interest income for the fourth quarter of 2009 and approximately $519 thousand to interest income in the first quarter of 2010.

We anticipate our net interest margin will decline slightly in the fourth quarter of 2009 and remain stable for the first quarter of 2010. However, this stability depends on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three months ended September 30, 2009 was $9.3 million compared to $4.0 million in the same period of 2008. Net charge-offs for the third quarter of 2009 were $2.9 million compared to net charge-offs of $2.5 million for the same period in 2008. The provision for the nine months ended September 30, 2009 and 2008 was $20.5 million and $7.1 million, respectively. Annualized net charge-offs as a percentage of average loans were 1.18% for the three months ended September 30, 2009 compared to 0.98% for the same period in 2008. Our peer group’s average (as reported in the June 30, 2009 Uniform Bank Performance Report) was 1.16%.

The increase in our provision for loan and lease losses on a quarterly and year-to-date basis in 2009 compared to the same periods in 2008 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of impaired, past due, charged-off, classified and non-performing loans, as well as increased environmental risk factors due to the general economic conditions. As of September 30, 2009, we determined our allowance of $25.7 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We will reanalyze the allowance for loan and lease losses on at least a quarterly basis, and the next review will be at December 31, 2009, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio. As the determination of provision expense is a function of calculations made to determine our allowance for loan and lease losses, these quarterly credit quality assessments will also determine our provision expense. As these credit quality assessments are currently in process for the fourth quarter of 2009, we cannot accurately estimate our provision expense for the quarter-ended December 31, 2009.

Index

Noninterest Income

Noninterest income totaled $2.7 million for the third quarter of this year, a decrease of $320 thousand, or 10.5%, from the same period in 2008. On a year-to-date basis, noninterest income totaled $7.8 million, a decrease of $1.2 million, or 13.0%, from the 2008 level. The quarterly decline is primarily a result of lower deposit fees and the 2008 gain on sale of securities. The year-to-date decline is primarily a result of reductions in mortgage loan and related fee income, as well as lower deposit fees.

The following table presents the components of noninterest income for the periods ended September 30, 2009 and 2008.

Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Percent Change	2008	2009	Percent Change	2008
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$913	-12.6%	$1,045	$2,666	-14.0%	$3,100
Service charges on deposit accounts	271	-7.5%	293	835	-1.8%	850
Point-of-sale (POS) fees	291	9.0%	267	825	4.3%	791
Bank-owned life insurance income	251	11.1%	226	754	11.0%	679
Mortgage loan and related fees	385	14.9%	335	826	-35.0%	1,271
Trust fees	191	1.6%	188	537	-12.0%	610
Gain on sale of available for sale securities	-	-100.0%	146	-	-100.0%	146
Other income	435	-21.9%	557	1,389	-11.0%	1,560
Total noninterest income	$2,737	-10.5%	$3,057	$7,832	-13.0%	$9,007

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds fees, were $1.2 million for the third quarter of 2009, a decrease of $154 thousand, or 11.5%, from the same period in 2008.

Point-of-sale fees increased 9.0% and 4.3% to $291 thousand and $825 thousand for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards.

Bank-owned life insurance income increased to $251 thousand and $754 thousand for the three and nine months ended September 30, 2009, respectively. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.15% through September 30, 2009.

Index

Mortgage loan and related fees for the third quarter of 2009 increased $50 thousand, or 14.9%, to $385 thousand compared to $335 thousand in the third quarter of 2008. For the nine months ended September 30, 2009, mortgage income decreased $445 thousand, or 35.0%, compared to the same period in 2008. As discussed in Note 11 to our consolidated financial statements, we began electing the fair value option for our held for sale loan originations in February 2008. This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights. The recognition of the income and fees is now concurrent with the origination of the loan. We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results. Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting. For the first quarter of 2008, approximately $192 thousand of additional mortgage loan and related fee income was recognized due to the transition to the fair value option election.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated in the secondary market totaled $15.0 million and $51.0 million for the three and nine months ended September 30, 2009, respectively. Mortgages sold in the secondary market for the three and nine months ended September 30, 2009 totaled $17.9 million and $51.6 million, respectively. Mortgages originated for sale in the secondary markets totaled $14.5 million and $61.2 million for the three and nine months ended September 30, 2008, respectively. Mortgages sold in the secondary market totaled $16.6 million and $61.7 for the three and nine months ended September 30, 2008, respectively. We sold these loans with the right to service the loan being released to the purchaser for a fee. For the remainder of the year, we expect mortgage income to decline as the volume of refinancing has stabilized or declined. Mortgage rates have increased from the historical lows of early 2009, and competition has increased.

Trust fees were consistent for the three months ended September 30, 2009 compared to the same period in 2008 and decreased $73 thousand for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to declines in stock market values during the fourth quarter of 2008 and first quarter of 2009. As of September 30, 2009, our trust and wealth management department had 427 accounts with assets held under management of $182.8 million compared to 383 accounts with assets held under management of $159.1 million as of September 30, 2008. For the fourth quarter of 2009, we anticipate trust fees consistent with the third quarter of 2009, as the stock market has largely stabilized and we have added additional accounts.

Other income for the third quarter of 2009 was $435 thousand compared to $557 thousand for the same period in 2008. For the nine months ended September 30, 2009, other income decreased $171 thousand to $1.4 million compared to the same period in 2008. The components of other income primarily consist of ATM fee income, gains on sales of other real estate owned (OREO) and repossessions, underwriting revenue, and safe deposit box fee income.

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2009 totaled $37.4 million and $56.7 million, respectively. Both periods include a goodwill impairment of $27.2 million we recognized during the third quarter of 2009. Excluding the goodwill impairment, noninterest expense increased $502 thousand, or 5.2%, to $10.2 million for the three months ended September 30, 2009, compared to $9.7 million for the same period in 2008. On a year-to-date basis, noninterest expense, excluding the goodwill impairment, declined $473 thousand to $29.6 million in 2009 compared to $30.0 million in 2008. For the third quarter of 2009, reductions in salaries and benefits were fully offset by increases in FDIC insurance and higher professional fees. For the year-to-date period, reductions in salaries and benefits, as well as cost savings in general operational expenses, exceeded the increases in FDIC insurance and professional fees.

Index

The following table represents the components of noninterest expense for the three and nine month periods ended September 30, 2009 and 2008.

Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Percent Change	2008	2009	Percent Change	2008
	(in thousands, except percentages)
Salaries & benefits	$4,903	-4.0%	$5,105	$15,303	-8.0%	$16,629
Occupancy	857	-2.9%	883	2,606	-0.9%	2,630
Furniture and equipment	636	-9.1%	700	1,919	-18.0%	2,340
FDIC insurance	439	198.6%	147	1,387	201.5%	460
Professional fees	562	40.9%	399	1,307	6.2%	1,231
Data processing	387	1.8%	380	1,081	-2.0%	1,103
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	269	0.7%	267	797	79.1%	445
Communications	168	-21.9%	215	501	-14.9%	589
Impairment of goodwill	27,156	100.0%	-	27,156	100.0%	-
Intangible asset amortization	127	-27.4%	175	391	-35.8%	609
Printing & supplies	104	5.1%	99	302	-1.0%	305
Advertising	75	-27.9%	104	205	-27.3%	282
Other expense	1,680	36.5%	1,231	3,760	10.3%	3,409
Total noninterest expense	$37,363	285.0%	$9,705	$56,715	88.8%	$30,032

Salaries and benefits for the third quarter of 2009 decreased $202 thousand, or 4.0%, compared to the same period in 2008 and $1.3 million, or 8.0%, on a year-to-date basis. The decrease in salaries and benefits is primarily related to decreases in our benefit expenses, including but not limited to incentive compensation accruals, as well as a reduction in staffing. As of September 30, 2009, we had 348 full time equivalent employees compared to 365 as of September 30, 2008. As discussed in the Asset Quality section below, we anticipate adding additional employees in the credit administration and loan review departments. This future increase in salary and benefits will be partially offset through various other cost savings.

Occupancy expense for the third quarter and year-to-date period of 2009 was comparable to the same periods in 2008. As of September 30, 2009, we operated 39 full service banking offices, including a de novo branch in Hixson, Tennessee that opened in May 2009, and two loan/lease production offices. As of September 30, 2009, First Security leased 10 facilities and the land for five branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $64 thousand, or 9.1%, and $421 thousand, or 18.0%, respectively, primarily due to lower equipment depreciation expense.

The premium paid for FDIC deposit insurance increased $292 thousand and $927 thousand to $439 thousand and $1.4 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. During the second quarter of 2009, we recorded a $560 thousand charge for the FDIC special assessment that was paid on September 30, 2009. Excluding this special assessment, FDIC expense increased $367 thousand for the nine months ended September 30, 2009 compared to 2008. This additional increase is due to an across-the-board increase in the FDIC’s assessment calculation, which became effective during 2009 as well as our participation in the Temporary Liquidity Guarantee Program (TLGP), which is funded through add-on premium fees.

Index

On September 29, 2009, the FDIC proposed a rule to mandate all banks prepay deposit premium insurance assessments for the three year period ending December 31, 2012. The total prepayment amount factors in an estimated five percent annual growth rate in the deposit base as well as a uniform three basis point increase in the assessment rate effective January 1, 2011. No additional payments or refunds will be required or issued until the later of the date the prepayment is exhausted or December 30, 2014. The FDIC has indicated that it intends for the prepayment option to eliminate the need for additional special assessments. Consequently, we anticipate our fourth quarter 2009 FDIC deposit insurance expense to be consistent with the third quarter 2009 expense and subsequently increase by five percent for 2010. The prepayment amount is estimated to approximate $5.9 million under the proposed rule and is payable on December 31, 2009. We do not expect this payment to adversely impact our liquidity.

Professional fees increased 40.9% for the third quarter of 2009 compared to the same period in 2008 and 6.2% on a year-to-date basis. The increase is primarily due to additional legal costs associated with the higher levels of non-performing assets and ongoing arbitration involving the April 15, 2009 termination of employment of Lloyd L. Montgomery, III, our former President and Chief Operating Officer. Professional fees also include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs and potential acquisitions.

Data processing fees increased 1.8% for the third quarter of 2009 compared to the same period in 2008 and declined 2.0% on a year-to-date basis. Our external data processor is Fidelity Integrated Financial Solutions (formerly Intercept) located in Lenexa, Kansas. The monthly fees associated with data processing are based primarily on transaction volume.

Losses and write-downs on OREO, repossessions, fixed assets and other assets increased to $269 thousand and $797 thousand for the three and nine months ending September 30, 2009, respectively, compared to $267 thousand and $445 thousand for the same periods in 2008. The increase is primarily a result of higher write-downs on OREO properties and repossessions. We anticipate increases in losses and write-downs for the remainder of 2009 and into 2010 as non-performing assets continue to increase and reappraisals of existing OREO properties may require additional write-downs. However, during 2009, we have a realization rate of approximately 100% of the book value of OREO as of the sales date and approximately 85% realization rate on the original associated loan amount.

We anticipate communications, printing and supplies and advertising expenses to remain stable or decline for the remainder of 2009 as we continue to reduce discretionary expenses.

Intangible asset amortization expense decreased $48 thousand, or 27.4%, in the third quarter of 2009 compared to the same period in 2008 and decreased 35.8% on a year-to-date basis. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over an estimated useful life of ten years. We anticipate further decreases in amortization expense for the fourth quarter of 2009 and into 2010.

Our policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting guidance requires us to estimate the fair value in making the assessment of impairment at least annually. We engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill as of September 30, 2009. The firm utilizes two separate valuation methodologies and compares the results of each methodology in order to determine the fair value of the goodwill associated with our prior acquisitions. The impairment testing is a two-step process. Step 1 compares the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, Step 2 is performed. Step 2 involves a process similar to business combination accounting in which fair values are assigned to all assets, liabilities and other (non-goodwill) intangibles. The result of Step 2 is the implied fair value of goodwill. If the implied fair value of goodwill is below the recorded goodwill amount, an impairment charge is recorded for the difference.

Index

The results of the third-party goodwill assessment for 2009 indicated a full impairment and therefore we recorded a $27.2 million goodwill impairment as of September 30, 2009. The impairment was primarily a result of the continuing economic downtown and its implication on bank valuations. The one-time, non-cash accounting adjustment has no impact on cash flows, liquidity, tangible capital or our ability to conduct business. Additionally, as goodwill is excluded from regulatory capital, the impairment has no impact on the regulatory capital ratios of First Security or FSGBank, both of which remain “well capitalized” under regulatory requirements.

Income Taxes

We recorded income tax benefit of $4.9 million for the third quarter of 2009 compared to income tax expense of $262 thousand for the same period in 2008. On a year-to-date basis, we recorded income tax benefit of $7.3 million for 2009 compared to expense of $1.8 million for 2008. For the nine months ended September 30, 2009, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $2.0 million. The goodwill impairment included $20.2 million that was not deductible for tax purposes. Excluding these non-taxable items, our pre-tax year-to-date net loss would decrease to $18.3 million with an effective tax rate of approximately 40%.

At September 30, 2009, we have no valuation allowance associated with our deferred tax assets. In evaluating our deferred tax assets, we use all available information, both quantitative and qualitative. A valuation allowance is required when it is “more-likely-than-not” that some or all of the deferred tax assets will not be realized.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.2 billion at September 30, 2009, $1.3 billion at December 31, 2008 and $1.3 billion at September 30, 2008. While our total assets may continue to decline due to the recession, we continue to seek means to enhance our core deposit market share, including possible future acquisitions and further branching to the extent our capital will enable us to do so and prudent opportunities exist.

Loans

Our active efforts to reduce certain credit exposures and their related balance sheet risk, as well as the effects of the economic recession, have resulted in declining loan balances. Year-to-date, loans contracted by $47.3 million, or 4.7%. From September 30, 2008 to September 30, 2009, our loans declined by $53.2 million, or 5.2%.

The following table presents our loan portfolio by type.

Loan Portfolio

				Percent change from
	September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2008	September 30, 2008
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$284,811	$296,454	$284,256	-3.9%	0.2%
Commercial	233,692	234,630	230,134	-0.4%	1.5%
Construction	176,570	194,603	206,453	-9.3%	-14.5%
Multi-family and farmland	37,461	34,273	33,114	9.3%	13.1%
	732,534	759,960	753,957	-3.6%	-2.8%
Commercial loans	148,473	157,906	166,024	-6.0%	-10.6%
Consumer installment loans	51,866	58,296	61,400	-11.0%	-15.5%
Leases, net of unearned income	24,679	30,873	33,663	-20.1%	-26.7%
Other	6,743	4,549	2,423	48.2%	178.3%
Total loans	964,295	1,011,584	1,017,467	-4.7%	-5.2%
Allowance for loan and lease losses	(25,686)	(17,385)	(13,335)	47.7%	92.6%
Net loans	$938,609	$994,199	$1,004,132	-5.6%	-6.5%

Index

Year-to-date, the largest declining loan balances were construction and land development loans of $18.0 million, or 9.3%, residential 1-4 family loans of $11.6 million, or 3.9%, and commercial loans of $9.4 million, or 6.0%. Comparing September 30, 2009 to September 30, 2008, the largest declining loan balances were construction and land development loans of $29.9 million, or 14.5%, commercial loans of $17.6 million, or 10.6%, and consumer loans of $9.5 million, or 15.5%. These declines were partially offset by an increase in multi-family and farmland loans of $4.3 million, or 13.1%.

We will continue to extend prudent loans to credit-worthy consumers and businesses. However, due to the current economic environment, we anticipate our loans may remain stable or possibly decline in the near term. Funding of future loans may be restricted by our ability to raise core deposits, although we may use alternative funding sources, if available, necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses reflects our assessment and estimate of the risks associated with extending credit and our evaluation of the quality of the loan portfolio. We regularly analyze our loan portfolio in an effort to establish an allowance that we believe will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as:

•	our loan loss experience;
•	specific known risks;
•	the status and amount of past due and non-performing assets;
•	underlying estimated values of collateral securing loans;
•	current and anticipated economic conditions; and
•	other factors which we believe affect the allowance for potential credit losses.

The allowance is composed of three primary components: (1) specific impairments for substandard/nonaccrual loans and leases, (2) general allocations for classified loan pools, including special mention and substandard/accrual loans, and (3) general allocations for the remaining pools of loans. Specific impairments are commonly referred to as SFAS 114 impairments and general allocations are commonly referred to as SFAS 5 allocations. We accumulate pools based on the underlying classification of the collateral. Each pool is assigned a loss severity rate based on historical loss experience and various qualitative and environmental factors, including, but not limited to, credit quality and economic conditions.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared by our credit administration department and presented to our Board of Directors or the Asset Quality Committee on at least a quarterly basis. Based on our analysis, we may determine that our future provision expense needs to increase or decrease in order for us to remain adequately reserved for probable loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.

Our allowance for loan and lease losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance compared to a group of peer banks. During their routine examinations of banks, the regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance methodology differ materially from the bank’s methodology. The Office of the Comptroller of the Currency (OCC), our bank’s primary federal regulator, is currently completing such an examination. While the exam results have not been finalized, based on preliminary conversations with the OCC, we do not expect their credit evaluations and allowance methodology to differ materially from those presented in these financial statements. We believe our allowance methodology is in compliance with regulatory interagency guidance as well as applicable GAAP guidance.

Index

While it is our policy to charge-off all or a portion of certain loans in the current period when a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because the assessment of these risks includes assumptions regarding local and national economic conditions, our judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The following table presents an analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2009 and 2008. The provision for loan and lease losses of $20.5 million in the table below does not include our provision accrual for unfunded commitments of $18 thousand as of September 30, 2009. The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the nine months ended September 30,
	2009	2008
Allowance for loan and lease losses -	(in thousands, except percentages)
Beginning of period	$17,385	$10,956
Provision for loan and lease losses	20,451	7,073
Sub-total	37,836	18,029
Charged-off loans:
Real estate - Residential 1-4 family	1,090	503
Real estate - Commercial	1,505	-
Real estate - Construction	1,337	175
Real estate - Multi-family and farmland	58	-
Commercial loans	6,985	2,656
Consumer installment loans and Other	777	478
Leases, net of unearned Income	691	1,041
Total charged-off	12,443	4,853
Recoveries of charged-off loans:
Real estate - Residential 1-4 family	25	9
Real estate - Commercial	-	-
Real estate - Construction	10	-
Real estate - Multi-family and farmland	3	4
Commercial loans	142	14
Consumer installment loans and Other	107	132
Leases, net of unearned income	6	-
Total recoveries	293	159
Net charged-off loans	12,150	4,694
Allowance for loan and lease losses - end of period	$25,686	$13,335

Total loans - end of period	$964,295	$1,017,467
Average loans	$983,492	$992,563
Net loans charged-off to average loans, annualized	1.65%	0.63%
Provision for loan and lease losses to average loans, annualized	2.77%	0.95%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.66%	1.31%
Non-performing assets	53.83%	85.33%

Index

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan and Lease Losses

	As of September 30, 2009		As of December 31, 2008		As of September 30, 2008
	Amount	Percent of Portfolio1	Amount	Percent of Portfolio1	Amount	Percent of Portfolio1
	(in thousands, except percentages)
Real estate - Residential 1-4 family	$4,751	29.6%	$3,760	29.3%	$3,065	27.9%
Real estate - Commercial	4,232	24.2%	2,599	23.2%	2,057	22.6%
Real estate - Construction	4,994	18.3%	3,919	19.2%	3,822	20.3%
Real estate - Multi-family and farmland	510	3.9%	366	3.4%	300	3.3%
Commercial loans	6,946	15.4%	3,149	15.6%	1,741	16.3%
Consumer installment loans	1,131	5.4%	872	5.8%	934	6.0%
Leases, net of unearned income	3,053	2.5%	2,588	3.1%	1,337	3.4%
Other	69	0.7%	132	0.4%	79	0.2%
Total	$25,686	100.0%	$17,385	100.0%	$13,335	100.0%
1 Represents the percentage of loans in each category to total loans.

Over the last twelve months, the economic downturn and the associated decline in real estate values were the primary drivers impacting the allowance. These two factors have contributed to a significant increase in classified loans. As of September 30, 2009, the allowance increased $8.3 million, or 47.7%, compared to December 31, 2008. Of the $8.3 million increase, approximately $2.8 million is associated with increases in specific impairments, while the remaining $5.5 million increase relates to higher levels of rated loans as well as increases in the associated loss factors. The allowance as of September 30, 2009 increased $12.4 million, or 92.6%, compared to September 30, 2008. This increase is composed of approximately $7.2 million in general allowances and approximately $5.2 million in specific impairments. For both periods, the majority of the increase related to general allocations and not specific impairments.

As of September 30, 2009, the largest components of the allowance were associated with commercial loans and real estate secured loans. The allowance associated with commercial loans has increased $3.8 million and $5.2 million compared to the December 31, 2008 and September 30, 2008, respectively. Approximately $2.3 million of the increase for both periods relates to specific impairments. The remainder of the increase is a result of higher levels of classified commercial loans. Reduced earnings and cash flow of the associated borrowers due to the economic recession is the primary factor in the increase of classified commercial loans. The allowance associated with real estate construction loans totaled $5.0 million as of September 30, 2009. The decline in real estate values combined with the slowdown in new home sales has increased our classified loans in this category. We consider a number of factors in a decision to downgrade a real estate construction loan, including, but not limited to, the decline in the associated collateral value, the length of time the finished home has been on the market, and the borrower’s ability to begin amortizing the loan. In many cases, a downgraded loan may not be past due or involve a borrower missing scheduled payments; a downgraded loan instead indicates a risk of future non-performance, rather than a measure of actual non-performing loans. As of September 30, 2009, approximately 25% of our nonaccrual loans were current on all contractual interest and principal payments.

We believe that the allowance for loan and lease losses at September 30, 2009 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations of FSGBank, may require additional charges to the provision for loan losses in future periods.

Index

Asset Quality and Non-performing Assets

We consider our asset quality to be of primary importance. At September 30, 2009, our loan portfolio was 78.0% of total assets. Over the past few years, we have improved our commercial and retail underwriting standards, enhanced our detailed loan policy, established better warning and early detection procedures, strengthened our commercial real estate risk management, improved our consumer portfolio risk pricing with standardized underwriting, and enhanced our comprehensive analysis of our allowance for loan and lease losses. Our loan review process is risk-based and historically targets 60% to 70% of our portfolio for review over an 18-month cycle. More frequent loan reviews may be completed on higher risk areas as needed or as directed by the Board of Directors.

During the first quarter of 2009, our Board of Directors established a board-level Asset Quality Committee to exclusively focus on all aspects of asset quality. The Committee meets monthly and is charged with providing oversight for (1) action plans associated with significant classified loans and leases, (2) sales plans for OREO and repossessions, (3) reviewing the allowance for loan and lease losses and related impairment recommendations and (4) monitoring asset quality reports, ratios and trends. During the first nine months of 2009, we established an OREO sales team to exclusively manage and sell OREO properties. Additionally, our special asset department is taking a more aggressive stance in identifying problem loans earlier by initiating shared responsibility and involvement with the originating loan officer for past due loans prior to the loan reaching the 60 days past due. Historically, we began the shared responsibility when the loan became 90 days past due. We believe these and other enhancements will assist us by providing earlier detection, producing more resolutions to problem loans, and enabling appropriate liquidation of non-performing assets.

In addition to these changes that we are currently implementing, we are in the process of centralizing all loan underwriting and increasing our loan review staffing levels. The centralization of all loan underwriting will add at least two additional credit officers and the loan review department will add two additional staff employees. We believe the centralization of underwriting will provide better consistency within the loan approval process and provide credit administration improved oversight of loan origination trends. The additional loan review staff will enable the department to increase the scope and frequency of the risk-based loan reviews. As of November 5, 2009, we have hired two credit officers with specialized experience in retail and commercial underwriting.

Our asset quality ratios weakened in the third quarter of 2009 compared to the year-end amounts and the same period in 2008, although, our ratios remained consistent with our peer group (see the Asset Quality Ratios table). As of September 30, 2009, our allowance for loan and lease losses as a percentage of total loans was 2.66%, which is an increase from 1.72% as of December 31, 2008 and 1.31% as of September 30, 2008. Net charge-offs as a percentage of average loans increased to 1.18% from 0.98% for the three month periods ended September 30, 2009 and 2008, respectively. Non-performing assets as a percentage of total assets was 3.97% at September 30, 2009, compared to 1.22% for the same period in 2008. Non-performing assets, including loans that are 90 days past due, increased to $51.1 million, or 4.25% of total assets, from $30.0 million, or 2.35%, as of December 31, 2008, and $17.9 million, or 1.39%, as of September 30, 2008.

We believe that overall asset quality for the remainder of 2009 will be weaker than the comparable 2008 levels. We believe that charge-offs for 2009, as a percentage of average loans, will remain above 2008 levels as a result of the current economic conditions. Our special asset department actively collects past due loans and develops action plans for classified and criticized loans and leases. As for managing and marketing repossessions and OREO, we are focused on achieving the proper balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs.

Index

Non-performing assets include nonaccrual loans, restructured loans, OREO and repossessed assets. We place loans on nonaccrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

Non-performing Assets by Type

	September 30, 2009	December 31, 2008	September 30, 2008
	(in thousands, except percentages)
Nonaccrual loans	$31,463	$18,453	$8,773
Loans past due 90 days and still accruing	3,377	2,706	2,250
Total non-performing loans	$34,840	$21,159	$11,023

Other real estate owned	$14,206	$7,145	$5,561
Repossessed assets	2,050	1,680	1,293
Nonaccrual loans	31,463	18,453	8,773
Total non-performing assets	$47,719	$27,278	$15,627

Non-performing loans as a percentage of total loans	3.61%	2.09%	1.08%
Non-performing assets as a percentage of total assets	3.97%	2.14%	1.22%
Non-performing assets + loans 90 days past due to total assets	4.25%	2.35%	1.39%

The following table provides the activity in our non-performing assets for the first quarter, second quarter, third quarter, and year-to-date periods of 2009. Additions may include transfer into the category or additions to previously existing loans/properties. Reductions for nonaccrual loans may include (1) a transfer to other real estate owned, (2) a charge-off, (3) a principal payment and/or (4) transfers to accrual status. Reductions for other real estate owned may include (1) a charge-off or write-down or (2) a sale of the property.

Non-performing Assets - Activity

	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009	Year-to-Date 2009
	(in thousands)
Nonaccrual loans
Beginning balance	$26,782	$26,706	$18,453	$18,453
Additions	11,081	9,643	12,589	33,313
Reductions	(6,400)	(9,567)	(4,336)	(20,303)
Ending balance	$31,463	$26,782	$26,706	$31,463

Other real estate owned
Beginning balance	$12,930	$11,309	$7,145	$7,145
Additions	5,599	4,522	5,111	15,232
Reductions	(4,323)	(2,901)	(947)	(8,171)
Ending balance	$14,206	$12,930	$11,309	$14,206

Repossessions
Beginning balance	$1,473	$1,864	$1,680	$1,680
Additions	1,978	810	1,318	4,106
Reductions	(1,401)	(1,201)	(1,134)	(3,736)
Ending balance	$2,050	$1,473	$1,864	$2,050

Index

The following table provides the classifications for nonaccrual loans and other real estate owned for each quarter-end of 2009 and December 31, 2008.

Non-performing Assets – Classification and Number of Units

	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
	(amounts in thousands)
Nonaccrual loans
Construction/development loans	$10,583	15	$8,706	9	$9,040	12	$9,037	20
Residential real estate loans	3,758	32	3,713	30	2,179	18	2,649	10
Commercial real estate loans	2,162	11	4,595	16	3,575	12	1,991	9
Commercial and industrial loans	8,432	25	3,160	15	6,904	20	1,228	10
Commercial leases	5,064	21	5,126	16	3,523	4	3,523	5
Consumer and other loans	1,464	2	1,482	5	1,485	4	25	3
Total	$31,463	106	$26,782	91	$26,706	70	$18,453	57

Other real estate owned
Construction/development loans	$6,339	31	$7,187	38	$5,484	30	$4,564	27
Residential real estate loans	3,688	25	2,657	14	2,598	14	1,143	9
Commercial real estate loans	4,179	12	3,086	9	3,227	5	1,438	4
Total	$14,206	68	$12,930	61	$11,309	49	$7,145	40

Nonaccrual loans increased in the third quarter of 2009 after beginning to stabilize during the second quarter of 2009. Comparing the third quarter of 2009 to the linked second quarter, commercial loans increased $5.3 million and construction/development loans increased $1.9 million. The increase in commercial loans is attributable to a downgrade in a single $5.8 million relationship, although this relationship is currently performing and we are in the process of obtaining additional collateral to fully secure the balance. The increase in construction/development loans is composed of five new relationships. These relationships are generally well-secured and the downgrades are primarily related to the length of time the underlying collateral has been for sale. We are actively pursuing the appropriate strategies to reduce the current level of nonaccrual loans.

Other real estate owned increased to $14.2 million as of September 30, 2009 from $12.9 million as of June 30, 2009. Year-to-date 2009 additions include one relationship with two commercial real estate buildings totaling $2.2 million, one commercial real estate property totaling $640 thousand, seven construction/development real estate properties, individually in excess of $250 thousand each, totaling $3.3 million and one residential property totaling $642 thousand. The remaining additions were primarily construction/development and residential real estate properties with values less than $250 thousand each. Reductions include $4.5 million in OREO cash sales proceeds, resulting in a realization rate of over 100% based on the book value at the sales date and approximately 85% realization rate on the originally transferred loan amounts prior to any charge-offs or other adjustments. Our dedicated OREO sales team will continue to market our properties in an effort to obtain the highest realization while minimizing the holding period and related cost.

Loans 90 days past due and still accruing were $3.4 million at September 30, 2009 compared to $2.7 million at December 31, 2008 and $2.3 million at September 30, 2008. Of these past due loans at September 30, 2009, $1.3 million were commercial leases, $1.1 million were residential real estate loans, $532 thousand were construction/development loans, and the remaining $393 thousand were commercial real estate, commercial/industrial, consumer and other loans.

At September 30, 2009, we owned repossessed assets, which have been written down to their fair values, in the amount of $2.1 million compared to $1.7 million at December 31, 2008 and $1.3 million at September 30, 2008.

Index

Total non-performing assets for the third quarter of 2009 were $47.7 million compared to $27.3 million at December 31, 2008 and $15.6 million at September 30, 2008.

Our asset quality ratios are similar to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), consists of all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of September 30, 2009 and our UBPR peer group ratios as of June 30, 2009, which is the latest available information.

Asset Quality Ratios

	First Security	UBPR Peer Group
Non-performing loans1 as a percentage of gross loans	3.61%	3.49%
Non-performing loans1 as a percentage of the allowance	135.64%	179.78%
Non-performing loans1 as a percentage of equity capital	24.00%	26.83%
Non-performing loans1 plus OREO as a percentage of gross loans plus OREO	5.01%	4.30%

1 Non-performing loans are: Nonaccrual loans plus loans 90 days past due and still accruing

We believe the positive economic growth within our market area, as discussed in the Overview section, will stabilize and possibly increase real estate values, as well as provide increased overall economic activity in our largest region. While we do not anticipate an immediate improvement to our asset quality, the impact of new investments in our local market may reduce further deterioration over the next twelve to twenty-four months and strengthen our regional economy.

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

Available-for-sale securities totaled $147.2 million at September 30, 2009, $139.3 million at December 31, 2008 and $134.4 million at September 30, 2008. At September 30, 2009, the available-for-sale securities portfolio had unrealized net gains of approximately $3.0 million, net of tax. Our securities portfolio at September 30, 2009 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and collateralized mortgage obligations (CMOs).

Index

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of AFS Investment Securities – Amortized Cost

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$2,017	$13,391	$21,323	$4,748	$41,479
Agency bonds	-	13,961	6,301	-	20,262
Agency issued REMICs	1,617	26,117	-	-	27,734
Agency issued mortgage pools	79	38,890	8,717	274	47,960
Private label CMOs	-	5,071	-	-	5,071
Other	-	-	-	126	126
Total	$3,713	$97,430	$36,341	$5,148	$142,632
Tax Equivalent Yield	5.10%	4.69%	5.13%	6.19%	4.87%

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

As of September 30, 2009, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of September 30, 2009, gross unrealized losses in our portfolio totaled $598 thousand, compared to $1.3 million and $634 thousand as of December 31, 2008 and September 30, 2008, respectively. The unrealized loss positions in our portfolio are primarily associated with certain private label CMOs, as well as two trust preferred securities. As of September 30, 2009, the private label CMOs were all AAA Moody’s or S&P rated bonds, except for one bond. The unrealized loss is primarily due to rising long-term interest rates subsequent to purchase and additional credit spread widening since purchase. The one security below AAA is rated BAA3 by Moody’s and has a $523 thousand unrealized loss as of September 30, 2009. This security’s junior tranches experienced a break in yield during the second quarter of 2009. We conducted a thorough review, including multiple stress tests, to determine if an impairment for credit risk had occurred. We hold a super senior tranche bond. The results of our analysis currently support full recovery of our cost. The unrealized loss in trust preferred securities is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of our impairment assessment, the unrealized losses at September 30, 2009 are considered temporary.

Index

As of September 30, 2009, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of September 30, 2009.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$36,563	$35,609
FHLMC*	$52,595	$53,785

* Federal Home Loan Mortgage Corporation

At September 30, 2009 and 2008 and December 31, 2008, we did not hold federal funds sold. Interest bearing deposits totaled $5.4 million and $963 thousand as of September 30, 2009 and 2008, respectively, due primarily to investing excess liquidity in our Federal Reserve cash account. On October 9, 2008, the Federal Reserve began paying interest on cash deposits.

As of September 30, 2009, we held $100 thousand in certificate of deposit at other FDIC insured financial institution. At September 30, 2009, we held $24.7 million in bank owned life insurance compared to $24.0 million at December 31, 2008 and $23.8 million at September 30, 2008.

Deposits and Other Borrowings

As of September 30, 2009, deposits decreased by 5.3% from December 31, 2008 while increasing by 4.4% from September 30, 2008. Excluding the changes in brokered deposits, our deposits were consistent, increasing 0.2%, compared to December 31, 2008. In the first nine months of 2009, the fastest growing sector of our core deposit base was savings/money market accounts which grew 8.7%. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet to our business strategy. As of September 30, 2009, our core deposits totaled $616.9 million, an increase of $4.3 million and $2.9 million from December 31, 2008 and September 30, 2008, respectively. We believe that by improving our branching network, we will provide more convenient opportunities for customers to bank with us, and thus improve our core deposit funding. For this reason, we opened a de novo branch in Hixson, Tennessee during May 2009.

Short-term borrowings and federal funds purchased were $7.6 million, $14.0 million and $95.7 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The $7.6 million short-term borrowings mature in December 2009 and carry a variable interest rate that was 0.18% as of September 30, 2009. Over the last twelve months, we intentionally replaced our collateralized overnight borrowings and federal funds purchased with brokered deposits to improve our contingent funding capacity. Brokered deposits were $198.8 million, $257.1 million and $149.0 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Securities sold under agreements to repurchase with commercial checking customers were $10.5 million as of September 30, 2009 compared to $16.0 million and $34.9 million as of December 31, 2008 and September 30, 2008, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity of November 2012. The agreement provides for a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term, and is callable at the first anniversary and quarterly thereafter.

Index

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans equal to at least 165% of outstanding advances. We also use FSGBank’s borrowing capacity at FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. As of September 30, 2009, we had $7.6 million in short-term advances from the FHLB compared to $2.7 million at December 31, 2008 and $92.7 million at September 30, 2008.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees and cash dividends from FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $2.0 million as of September 30, 2009, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, stockholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support new growth opportunities.

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

At September 30, 2009, our liquidity ratio (defined as cash, due from banks, federal funds sold, and investment securities less securities pledged to secure liabilities divided by short-term funding liabilities less liabilities secured by pledged securities) was 14.6% (excluding anticipated loan repayments). As of December 31, 2008 and September 30, 2008, the liquidity ratios were 13.4% and 11.3% respectively.

As of September 30, 2009, the unused borrowing capacity (using 1-4 family residential mortgage) for FSGBank at FHLB was $70.1 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral files have exceptions.

FSGBank also had unsecured federal funds lines in the aggregate amount of $50.0 million at September 30, 2009 under which it can borrow funds to meet short-term liquidity needs. We remain within our liquidity guidelines, and as of September 30, 2009, the full aggregate amount of our federal fund lines was available.

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

We utilize brokered deposits to provide an additional source of funding. As of September 30, 2009, we had $98.9 million in brokered certificates of deposit outstanding with a weighted average remaining life of approximately 12 months, a weighted average coupon rate of 3.01% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.26%. Additionally, we had $77.3 million in brokered money market and NOW accounts with a weighted average rate of 0.84%. Our CDARS® product had $22.6 million at September 30, 2009, with a weighted average coupon rate of 3.20% and a weighted average life of approximately 5 months. Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable.

Index

We believe that our liquidity sources are adequate to meet our operating needs. In 2009, we applied to the Federal Reserve discount window out of an abundance of caution due to the current economic climate. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $236.7 million and $16.0 million, respectively, at September 30, 2009. The following table illustrates our significant contractual obligations at September 30, 2009 by future payment period.

Contractual Obligations

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$338,379	$104,336	$4,945	$-	$447,660
Brokered certificates of deposit	(1)	51,947	46,985	-	-	98,932
CDARS®	(1)	14,886	7,735	-	-	22,621
Federal funds purchased and securities sold under agreements to repurchase	(2)	10,463	-	10,000	-	20,463
FHLB borrowings	(3)	7,626	3	2	-	7,631
Operating lease obligations	(4)	956	960	371	1,548	3,835
Commitments to fund affordable housing investments	(5)	-	1,340	-	-	1,340
Note payable	(6)	15	33	38	7	93
Total		$424,272	$161,392	$15,356	$1,555	$602,575
_________________
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

Net cash provided by operations during the nine months of 2009 totaled $12.0 million compared to $7.7 million for the same period in 2008. The increase is primarily due to a higher net earnings before the provision expense the goodwill impairment. Net cash provided in investing activities was $21.2 million for 2009 compared to net cash used in investing activities of $77.0 million for 2008. The change is primarily due to net loan payments received of $19.2 million in 2009 compared to net loan originations of $74.3 million in 2008. Net cash used by financing activities was $41.7 million in 2009 compared to net cash provided by financing activities of $68.7 million in 2008. The change was primarily due to reductions in deposits of $57.0 million in 2009 compared to increases in deposits of $73.9 million in 2008. This reduction was partially offset by the $33.0 million in preferred stock proceeds.

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

Our derivatives are based on underlying risks, primarily interest rates. We utilize cash flow swaps to reduce the risks associated with interest rates. On March 26, 2009, we elected to terminate two interest rate cash flow swaps with a total notional value of $50 million. At termination, the swaps had a market value of $5.8 million, which will accrete into interest income over the remaining life of the originally hedged items. For the fourth quarter of 2009, the accretion from the 2009 termination, as well as a 2007 swap termination, will approximate $530 thousand in interest income. The accretion for 2010 will approximate $2.0 million.

We also use forward contracts to hedge against changes in interest rates on our held for sale loan portfolio. Our practice is to enter into a best efforts contract with the investor simultaneous to providing an interest rate lock to a customer. The use of the fair value option on the closed held for sale loans and the forward contracts minimize the volatility in earnings from changes in interest rates.

The following table presents the cash flow hedges as of September 30, 2009.

Cash Flow Hedges

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$1,001	$20	$5	$9	Various
	$1,001	$20	$5	$9

Terminated asset hedges
Cash flow hedges: 1
Interest rate swap	$25,000	$-	$-	$55	June 28, 2010
Interest rate swap	25,000	-	-	124	June 28, 2011
Interest rate swap	14,000	-	-	22	June 28, 2010
Interest rate swap	20,000	-	-	94	June 28, 2011
Interest rate swap	35,000	-	-	229	June 28, 2012
Interest rate swap	25,000	-	-	1,630	October 15, 2012
Interest rate swap	25,000	-	-	1,630	October 15, 2012
	$169,000	$-	$-	$3,784

1 The $3.8 million of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2009, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of September 30, 2009.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement
		Assets		Liabilities		Presentation – Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging instrument:
Forward contracts	$1,001	Other assets	$15	Other liabilities	N/A	Noninterest income – other	$295

Hedged items:
Loans held for sale	N/A	Loans held for sale	$1,001	N/A	N/A	Noninterest income – other	N/A

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2009 and 2008.

	As of September 30,
	2009	2008
	(in thousands)
Commitments to extend credit	$236,692	$291,119
Standby letters of credit	$15,972	$18,987

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

Index

The following table compares the required capital ratios maintained by First Security and FSGBank:

Capital Ratios

September 30, 2009	Well Capitalized		Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	6.0%		4.0%	13.0%	9.4%
Total capital to risk adjusted assets	10.0%		8.0%	14.3%	10.7%
Leverage ratio	5.0	%(1)	4.0%	11.1%	8.0%

December 31, 2008
Tier I capital to risk adjusted assets	6.0%		4.0%	9.9%	9.4%
Total capital to risk adjusted assets	10.0%		8.0%	11.1%	10.7%
Leverage ratio	5.0	%(1)	4.0%	8.7%	8.3%

September 30, 2008
Tier I capital to risk adjusted assets	6.0%		4.0%	10.3%	9.8%
Total capital to risk adjusted assets	10.0%		8.0%	11.5%	11.0%
Leverage ratio	5.0	%(1)	4.0%	9.2%	8.8%

(1)
The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

During October 2009, First Security invested a total of $25.0 million of capital into FSGBank. This investment does not impact the First Security’s cash position. The following are actual and proforma capital ratios for FSGBank as of September 30, 2009.

	Adequately	Well	FSGBank, N.A.
	Capitalized	Capitalized	Actual	Proforma
Tier I capital to risk adjusted assets	4.0%	6.0%	9.4%	11.8%
Total capital to risk adjusted assets	8.0%	10.0%	10.7%	13.1%
Leverage ratio	4.0%	5.0%	8.0%	10.1%

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. In the first nine months of 2009, we paid three cash dividends totaling $0.07 per share, or $1.1 million. On October 28, 2009, the Board of Directors declared the fourth quarter cash dividend of $0.01 per share payable on December 16, 2009 to stockholders of record on December 1, 2009.

On January 19, 2009, we issued 33,000 shares of preferred stock, which pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year or the following business day. On February 15, 2009, we paid a 36-day prorated preferred stock dividend of $165 thousand. In May and August 2009, we paid the quarterly preferred stock dividend of $413 thousand. The $1.2 million preferred stock dividend shown on the Consolidated Income Statements includes an accrued dividend of $206 thousand.

On July 23, 2008, our Board of Directors approved a loan in the amount of $10.0 million from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan). The purpose of the loan is to purchase Company shares in open market transactions. The shares are reserved and used for Company matching contributions within the 401(k) and ESOP Plan. As of September 30, 2009, the cumulative purchases total 700,676 shares at a total cost of $4.1 million, or an average of $5.79 per share. We are not currently pursuing the purchase of additional shares and no shares were purchased during the second or third quarters of 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”.  This standard establishes the FASB Accounting Standards Codification (ASC or Codification) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the FASB Accounting Standards Codification carries an equal level of authority, with this Statement superseding all then-existing non-SEC accounting and reporting standards as of its effective date. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates (ASUs) that will serve only to update the Codification.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In conjunction with the adoption of this Statement (Codified within ASC 105), we have removed or updated all pre-Codification references.  The adoption did not have a significant impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC 820-10, “Fair Value Measurements and Disclosures”. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. We do not expect the adoption to have a significant impact on our consolidated financial statements.

Index

In June 2009, the FASB issued authoritative guidance that provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with GAAP.  The guidance modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The guidance also provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by GAAP. The guidance is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. The new disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under GAAP. We are currently assessing the effects of adopting this guidance.

In June 2009, the FASB issued authoritative guidance that revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the prior quantitative-based risks and rewards test with a qualitative analysis. Additionally, the guidance requires continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. This guidance is effective for periods beginning after November 15, 2009, and requires reevaluation under its amended consolidation requirements of all QSPEs and entities currently subject to FIN 46-R as of the beginning of the first annual period that begins after November 15, 2009. We are currently assessing the effects of adopting this guidance.

In May 2009, the FASB updated ASC 855, “Subsequent Events”.  This update establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires disclosure of the date through which a company has evaluated subsequent events. The guidance is effective for interim or annual periods ending after June 15, 2009. We adopted this guidance effective for the second quarter of 2009. The required disclosures are presented in Note 14 to our consolidated financial statements.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities”/  This update establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities as well as requiring additional disclosures related to debt and equity securities. The “intent and ability to hold to recovery” indicator of other-than-temporary impairment in prior guidance has been eliminated and replaced with the guidelines of the new guidance. Under the new guidance, an impairment is other-than-temporary if any of the following conditions exists: (1) the entity intends to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the security’s entire amortized cost basis, even if the entity does not intend to sell. Additionally, the guidance requires that for impaired securities that an entity does not intend to sell that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. The guidance discusses the proper interaction with other authoritative guidance, including the additional factors that must be considered in an other-than-temporary impairment analysis. The additional disclosure requirements in the new guidance include a roll-forward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. This guidance is effective prospectively for periods ending after June 15, 2009. We adopted the guidance effective for the second quarter of 2009. The adoption did not impact our consolidated financial statements.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures”.  This update provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, the guidance provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in an inactive market is orderly. The guidance requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under associated authoritative accounting guidance. The new guidance requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types. This guidance is effective prospectively for periods ending after June 15, 2009. We adopted the guidance effective for the second quarter of 2009. The adoption did not impact our consolidated financial statements.

Index

In April 2009, the FASB updated ASC 825-10, “Financial Instruments”.  The update requires disclosures about the fair value of financial instruments in interim financial statements. The guidance requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. This guidance is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. We adopted the guidance effective April 1, 2009. The additional required quarterly disclosures are presented in Note 10 of our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance that requires expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change existing authoritative guidance regarding the scope or accounting of derivatives. The guidance requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under GAAP and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance also clarifies derivative instruments are subject to the concentration of credit-risk disclosures. The provisions of this guidance are effective for fiscal years beginning after November 15, 2008, and earlier application was permitted. We adopted the guidance effective January 1, 2009. The adoption did not impact our consolidated financial statements.

In December 2007, the FASB updated ASC 810-10, “Consolidation”. This update establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. We adopted the guidance effective January 1, 2009. The adoption did not impact our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance that requires that an acquirer recognize at fair value as of the acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. The guidance provides that if the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if information available before the end of the measurement period indicates that it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. Additionally, the guidance requires enhanced disclosures regarding assets and liabilities arising from contingencies which are recognized at the acquisition date of a business combination, including the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied. We adopted the guidance effective January 1, 2009. The adoption did not impact our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, the guidance requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The provisions of this guidance are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this guidance is required, except for the presentation and disclosure requirements that must be applied retrospectively. We adopted the guidance effective January 1, 2009. The adoption did not impact our consolidated financial statements.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of September 30, 2009, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $7.8 million, or 18.5%, as a result of a 200 basis point decline in rates based on annualizing our financial results through September 30, 2009. The model also predicts a $4.1 million increase in net interest income, or 9.8%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of September 30, 2009. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary
As of September 30, 2009

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)

Annualized net interest income1	$34,396	$42,183	$46,304
Dollar change net interest income	(7,787)	-	4,121
Percentage change net interest income	(18.46)%	0.00%	9.77%

1 Annualized net interest income is a twelve month projection based on year-to-date results.

Index

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer (CEO) and chief financial officer (CFO) (hereinafter in Item 4 “management, including the CEO and CFO,” are referred to collectively as “management”), as appropriate to allow timely decisions regarding required disclosure.

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

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective and that there are no material weaknesses in the Company’s internal controls over financial reporting for the periods covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are at times subject to pending and threatened legal actions. Although we are not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, we believe that the outcome of any or all such actions will not have a material adverse effect on our business, financial condition and/or operating results.

We are a defendant in an arbitration claim, in which Lloyd L. Montgomery, III, our former President and Chief Operating Officer, claimed that we wrongfully terminated his employment. The claim seeks damages totaling approximately $2 million. We believe that the claim is without merit and intend to vigorously defend our position. The ultimate outcome of this litigation cannot presently be determined. However, in our opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

Index

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below, which could materially affect our business, financial condition or results of operations.  If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment.  The following risks restate and supplant the risk factors previously identified in our Annual Report on  Form 10-K for the year ended December 31, 2008.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

RISKS ASSOCIATED WITH OUR BUSINESS

We have incurred operating losses and cannot assure you that we will be profitable in the future.

We incurred a net loss available to common shareholders of $31.8 million, or $2.05 per share, for the nine months ended September 30, 2009, due primarily to goodwill impairment and credit losses and associated costs, including a significant provision for loan losses. Although we have taken steps to reduce our credit exposure, we likely will continue to have a higher than normal level of non-performing assets and charge-offs through 2009 and into 2010, which would continue to adversely impact our overall financial condition and results of operations.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Where our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. The value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy, in our market area generally, and among our customers, specifically, can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to raise revenue to compensate for these losses and may increase our cost of funds.

Our allowance for loan and lease losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan and lease losses, and our methodology for calculating the allowance, are fully described in Note 1 to our Consolidated Financial Statements under “Allowance for Loan and Lease Losses” on pages 81 through 82 of our Annual Report on Form 10-K for the year ended December 31, 2008, and in the “Management’s Discussion and Analysis – Statement of Financial Condition – Allowance for Loan and Lease Losses” section on pages 39 through 41 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. In general, an increase in the allowance for loan and lease losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.

The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments that are different than those of management. Recently, in consultation with our regulators, we increased the aggregate loss severity associated with qualitative and environmental factors in our methodology for calculating the Bank’s allowance for loan and lease losses, resulting in an increase in our reserve levels. As we are consistently adjusting our loan portfolio and underwriting standards to reflect current market conditions, we can provide no assurance that our methodology will not change, which could result in a charge to earnings.

Index

We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan and lease losses as part of the Bank’s credit functions. Our allowance for loan and lease losses increased from 1.72% of total loans at December 31, 2008 to 2.66% at September 30, 2009. We made a provision for loan losses during the nine months ended September 30, 2009 of approximately $20.5 million, which was significantly higher than in previous periods. We charged-off approximately $12.2 million in loans, net of recoveries, during the nine months ended September 30, 2009, which was also significantly higher than in previous periods. We will likely experience additional classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the current downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities. Further, there can be no assurance that our allowance for loan and lease losses at September 30, 2009 will be sufficient to cover future credit losses.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of September 30, 2009, approximately $132.8 million, or 13.8%, of our total loan portfolio represented loans for which the related property is neither pre-sold nor pre-leased. These land acquisition and development, and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio are likely to increase during the remainder of 2009 and into 2010, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2008, we had a total of $7.1 million of OREO, and at September 30, 2009, we had a total of $14.2 million of OREO, reflecting a $7.1 million increase, or 99%, over the past nine months. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the on-going economic downturn, the amount of OREO may continue to increase in the coming months. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.

Index

We will realize additional future losses if the proceeds we receive upon liquidation of non-performing assets are less than the fair value of such assets.

We have announced a strategy to aggressively manage our non-performing assets, a portion of which may not be currently identified. Non-performing assets are recorded on our financial statements at fair value, as required under GAAP, unless these assets have been specifically identified for liquidation, in which case they are recorded at the lower of cost or estimated net realizable value. In current market conditions, we are likely to realize additional future losses if the proceeds we receive upon dispositions of non-performing assets are less than the recorded fair value of such assets.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event that we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. If we face repurchase and indemnity demands that are significant, our liquidity, results of operations and financial condition may be adversely affected.

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

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan and lease losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

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

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market brokered deposits. As of September 30, 2009, we had approximately $198.8 million in out of market deposits, including brokered certificates of deposit, brokered money market accounts and CDARS®, which represented approximately 19.5% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

Index

Fluctuations in our expenses and other costs could adversely affect our financial results.

Our expenses and other costs, such as operating expenses and hiring new employees to enhance our credit and underwriting administration, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. We are aggressively managing our expenses in the current economic environment, but as our business develops, changes or expands, and as we hire additional personnel, additional expenses can arise. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

Our long-term business strategy includes the continuation of our growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Over the long-term, we intend to continue pursuing a disciplined growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

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

As part of our long-term growth strategy, from time to time we may seek to acquire other financial institutions or parts of those institutions and may continue to engage in de novo branch expansion in the future. Acquisitions and mergers involve a number of risks, including:

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

Index

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

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in the Federal Reserve Board’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

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

Adverse market conditions and future losses may require us to raise additional capital in the future to support our operations, but that capital may not be available when it is needed or it could be dilutive to existing shareholders, which could adversely affect our financial condition and results of operations.

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

Index

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

Our success is, and is expected to remain, highly dependent on our executive officers, especially Rodger B. Holley and William (“Chip”) L. Lusk, Jr. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Continued growth will place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon us.

Our ability to attract and retain the best key employees may be limited by the restrictions that we must place on the compensation of those employees due to our participation in the CPP.

Participants in the CPP must set specified limits on the compensation to certain senior executive officers. The limitations, which include restrictions on bonus and other incentive compensation payable to the Company’s senior executive officers, a prohibition on any “golden parachute” payments and a “clawback” of any bonus that was based on materially inaccurate financial data or other performance metric, could limit our ability to attract and retain the best executive officers because other competing employers may not be subject to these limitations. If this were to occur, our business and results of operations could be adversely affected.

Our agreement with the Treasury under the CPP is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

Under the CPP, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law. We cannot predict the effects of any of these changes and of the associated amendments. It is possible, however, that any such amendment could have a material impact on us or our operations.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

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

Index

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

RISKS RELATED TO RECENT MARKET, LEGISLATIVE AND REGULATORY EVENTS

We may become subject to supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Federal Reserve (for bank holding companies), the Office of the Comptroller of the Currency (the “OCC”) (for national banks) and separately the FDIC (as the insurer of bank deposits), have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

The Bank is currently being examined by the OCC. The examiners have substantially completed their field work but have not yet prepared the Report of Examination. Based on the Bank’s asset quality as of September 30, 2009, we believe it is likely that the OCC will enter into some form of enforcement action with the Bank.

If our regulators were to take such supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, and/or hire additional personnel to strengthen our credit and underwriting functions. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

Index

The adoption and implementation of plans and policies to address concerns expressed by our regulators will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

As a result of the difficult current operating environment and our recent operating losses, the Bank has committed to the OCC, its primary regulator, that it will implement plans to (i) review and reduce the Bank’s portfolio of non-performing and other criticized assets; (ii) improve the Bank’s credit risk management and its related policies and procedures; (iii) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures; and (iv) centralize certain credit functions and add new personnel to improve credit administration and loan review, as well as information technology. The adoption and implementation of these plans and policies will require significant time and attention from our management team, which may increase our costs, including additional personnel costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

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

As an example, our market area in northern Georgia is highly dependent on the home furnishings and carpet industry centered near Dalton, Georgia. Because of the downturn in residential construction in the metropolitan Atlanta area, this industry has suffered a downturn in its business, which has adversely affected the performance of our operations in Dalton and surrounding areas. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and changed economic conditions. As a result, there has been substantial concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of September 30, 2009, our non-performing assets had increased to $47.7 million, or 3.97% of our total assets, as compared to $27.3, or 2.14% as of December 31, 2008. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions.

The homebuilding and residential mortgage industry has experienced a significant and sustained decline in demand for new homes and a decrease in the absorption of new and existing homes available for sale in various markets. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur. If market conditions continue to deteriorate, our non-performing assets may continue to increase and we may need to take additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

Index

If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At September 30, 2009, approximately 76% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

The results of our stress test may be incorrect and may not accurately predict the impact on our financial condition if the economy were to continue to deteriorate.

Bank regulatory authorities, in connection with the Supervisory Capital Assessment Program, or “SCAP,” recently administered a stress or SCAP test to the nation’s 19 largest banks. The SCAP test is based on a 2-year cumulative loan loss assumption that represents two scenarios, a “baseline” scenario that assumed a consensus forecast for certain economic variables and a “more adverse” than expected scenario to project a more significant downturn. These scenarios are not forecasts or projections of expected loan losses.

While bank regulatory authorities have not administered a SCAP test to our loan portfolio (both loans held for investment and loans held for sale), we, in conjunction with a third-party consultant are in the process of performing a stress test of our loan portfolio to determine the potential effects on our capital as a result of the persistence of the economic factors identified in the SCAP test and to assess the potential exposure for increased non-performing assets. The analysis was designed to approximate the SCAP test, with specific adjustments based on more current economic data reflective of the market areas in which our loans are located.

The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy does not improve or continues to deteriorate. While we believe that appropriate assumptions will be applied in performing the stress test, these assumptions may prove to be incorrect. In addition, the results of our stress test may not be comparable to the results of stress tests performed and publicly released by Treasury, and the results of this test may not be the same as if the test had been performed by Treasury. Moreover, the results of the stress test may not accurately reflect the impact on us if economic conditions are materially different than our assumptions. Any continued deterioration of the economy could result in credit losses significantly higher than those predicted by our internal stress test, which in turn would adversely affect our financial condition and capital levels.

Negative developments in the financial industry, and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing for the remainder of 2009 and into 2010. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

Current levels of market volatility are unprecedented, and may result in disruptions in our ability to access sources of funds, which may negatively affect our capital resources and liquidity.

In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include inter-bank borrowings and brokered deposits. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise equity. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access certain of our sources of funding may be disrupted.

Index

The failure of other financial institutions could adversely affect us.

Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.

Concern by customers over deposit insurance may cause a decrease in deposits and changes in the mix of funding sources available to us.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured and some may seek deposit products or other bank savings and investment products that are collateralized. Decreases in deposits and changes in the mix of funding sources may adversely affect our funding costs and net income.

Our business is highly regulated. Our compliance with existing and proposed banking legislation and regulation, including our compliance with regulatory and supervisory actions, could adversely limit or restrict our activities and adversely affect our business, operating flexibility, our financial condition and the value of our common stock.

We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations and limit the businesses in which we may engage. We are subject to regular examinations, supervision and comprehensive regulation by various federal, state and local authorities with regard to compliance with such laws and regulations impacting financial institutions. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably. Current economic conditions, particularly in the financial and real estate markets, have resulted in bank regulatory agencies placing increased focus and scrutiny on participants in the financial services industry, including us.

We may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. In the second quarter of 2009, the FDIC implemented a special assessment that resulted in approximately $560 thousand of additional expense during that quarter. On September 29, 2009, the FDIC announced a proposal that would require banks to prepay their insurance premiums for 2010-2012 on December 30, 2009. The proposal could take effect after a 30-day public comment period. This proposal, if made final, would not affect the Bank’s reporting of its net income, but would result in a negative effect on the Bank’s cash flow. If the proposal is finalized, we anticipate the Bank’s prepayment to be approximately $5.9 million. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan.

Index

Future legislation could harm our competitive position.

Congress is likely to consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Changes in monetary policies may have an adverse effect on our business.

Credit policies of monetary authorities, particularly the Federal Reserve Board, affect our results of operations. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

The short term and long term impact of a likely new capital framework, whether through the current proposal for non-Basel II U.S. banking institutions or through another set of capital standards, is uncertain.

For U.S. banking institutions with assets of less than $250 billion and foreign exposures of less than $10 billion, including the Company and the Bank, a proposal is currently pending that would apply to them the “standardized approach” of the new risk-based capital standards developed by the Basel Committee on Banking Supervision (“Basel II”). As a result of the recent deterioration in the global credit markets and increases in credit, liquidity, interest rate, and other risks, the U.S. banking regulators have for the last several months discussed possible increases in capital requirements for all financial institutions, separate from the current proposal for the standardized approach of Basel II. The Treasury has organized a working group that has been directed to issue a report on capital standards by December 31, 2009. Furthermore, in August 2009, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations. Any new capital framework is likely to affect the cost and availability of different types of credit. U.S. banking organizations are likely to be required to hold higher levels of capital and could incur increased compliance costs. Any of these developments, including increased capital requirements, could have a material negative effect on our business, results of operations and financial condition.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

The trading volume of our common stock is less than that of other larger financial services companies.

Although our common stock is traded on the Nasdaq Global Select Market, the trading volume of our common stock is less than that of other larger financial services companies. For the public trading market for our common stock to have the desired characteristics of depth, liquidity and orderliness requires the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall more than would otherwise be expected if the trading volume of our common stock were commensurate with the trading volumes of the common stock of other financial services companies.

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

Index

These statutes have the general effect of discouraging, or rendering more difficult, unfriendly takeover or acquisition attempts. Such provisions would be beneficial to current management in an unfriendly takeover attempt but could have an adverse effect on shareholders who might wish to participate in such a transaction.

Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.

We may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline.

Our operating results in any particular period may not be a reliable indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock will likely decline.

Our shareholders may experience dilution.

To the extent we raise additional capital by issuing equity securities in the future, our shareholders may experience dilution. Our Board of Directors may determine, from time to time, a need to obtain additional capital through the issuance of additional shares of common stock or other securities.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank.

In addition, because we have participated in the CPP, our ability to pay dividends on common stock is further limited. Specifically, we may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP. The CPP also restricts our ability to increase the amount of dividends on common stock, which potentially limits your opportunity for gain on your investment.

The market price of our common stock will fluctuate and could fluctuate significantly.

We may experience significant volatility in the market price of our common stock. Factors that may affect the price of our common stock include the depth and liquidity of the market for our common stock, investor perception of our financial strength, conditions in the banking industry such as credit quality and monetary policies, and general economic and market conditions. Our quarterly operating results, changes in analysts’ earnings estimates, changes in general conditions in the economy or financial markets or other developments affecting us could cause the market price of our common stock to fluctuate substantially. In addition, from time to time the stock market experiences extreme price and volume fluctuations. This volatility may significantly affect the market price of our common stock for reasons unrelated to our operating performance.

Preemptive rights are not available to the holders of our common stock; therefore, you may not have the opportunity to participate in future offerings of our common stock.

Holders of our common stock do not have any preemptive rights. Therefore holders of our common stock will not be able to maintain their current percentage equity interest if we decide to issue more common stock.

Index

The Series A Preferred Stock issued to the Treasury impacts net income available to our common shareholders and our earnings per share.

On January 9, 2009, we issued senior preferred stock (the “Series A Preferred Stock”) to the Treasury in an aggregate amount of $33 million, along with a warrant to purchase 823,627 shares of common stock (the “Warrant”). As long as shares of our Series A Preferred Stock issued under the CPP are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A Preferred Stock have been paid in full. Additionally, for so long as the Treasury owns shares of the Series A Preferred Stock, we are not permitted to pay cash dividends in excess of $0.05 per share per quarter on our common stock for three years without the Treasury’s consent. The dividends declared on shares of our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, issuance of the Warrant, in conjunction with the issuance of the Series A Preferred Stock, may be dilutive to our earnings per share. The shares of the Company’s Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up.

We can provide no assurances as to when the Series A Preferred Stock can be redeemed and the Warrant can be repurchased.

Subject to consultation with our banking regulators, we intend to repurchase the Series A Preferred Stock and the Warrant issued to the Treasury when we believe the credit metrics in our loan portfolio have improved for the long-term and the overall economy has rebounded. However, there can be no assurance when the Series A Preferred Stock and the Warrant can be repurchased, if at all. Until such time as the Series A Preferred Stock and the Warrant are repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require us to obtain regulatory approval to repurchase or redeem common stock or our other preferred stock or increase the dividends on our common stock over $0.05 per share, except in limited circumstances. Further, our continued participation in the CPP subjects us to increased regulatory and legislative oversight, including with respect to executive compensation. These new oversight and legal requirements under the CPP, as well as any other requirement that the Treasury could adopt in the future, may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants such as ourselves.

Holders of the Series A Preferred Stock have rights that are senior to those of our common shareholders.

The shares of Series A Preferred Stock that we have issued to the Treasury is senior to our shares of common stock, and holders of the Series A Preferred Stock have certain rights and preferences that are senior to holders of our common stock. The restrictions on our ability to declare and pay dividends to common shareholders are discussed immediately above. In addition, we and our subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of our common stock unless we have paid in full all accrued dividends on the Series A Preferred Stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A Preferred Stock is entitled to a liquidation preference over shares of our common stock in the event of liquidation, dissolution or winding up.

Holders of the Series A Preferred Stock may, under certain circumstances, have the right to elect two directors to our Board of Directors.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), we must increase the authorized number of directors then constituting our Board of Directors by two. Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with the same voting rights, will be entitled to elect the two additional members of the Board of Directors at the next annual meeting (or at a special meeting called for this purpose) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Index

Holders of the Series A Preferred Stock have limited voting rights.

Except in connection with the election of directors to our Board of Directors as discussed immediately above and as otherwise required by law, holders of the Series A Preferred Stock have limited voting rights. In addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A Preferred Stock; (2) any amendment to the rights of the Series A Preferred Stock that adversely affects the rights, preferences, privileges or voting power of the Series A Preferred Stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding or are converted into or exchanged for preference securities of the surviving entity other than us and have such rights, preferences, privileges and voting power as are not materially less favorable than those of the holders of the Series A Preferred Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2008, our Board of Directors authorized a plan to repurchase up to $10.0 million of our common stock in open market transactions for the benefit of the 401(k) and ESOP plan. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The repurchases will be funded through the proceeds of a $10.0 million loan from First Security Group to the 401(k) and ESOP plan. The repurchase program may be suspended or discontinued at any time without prior notice. Currently, the 401(k) and ESOP plan is not actively pursuing the purchase of additional shares. The following table provides additional information on the purchases for the third quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	-	$-	-	N/A	1
May 1, 2009 – May 31, 2009	-	$-	-	N/A	1
June 1, 2009 – June 30, 2009	-	$-	-	N/A	1
	-		-

1	The 401(k) and ESOP plan may purchase an unspecified number of shares up to a purchase cost of $10.0 million, of which $5.9 million is still available as of September 30, 2009.

Index

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 6, 2009	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, Chief Executive Officer & President

November 6, 2009	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer &
Executive Vice President