Form 10-K
period 2009-12-31
FIRST SECURITY GROUP INC/TN
filed 2010-03-16
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-49747

FIRST SECURITY GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	58-2461486
(State of Incorporation)	(I.R.S. Employer Identification No.)

531 Broad Street, Chattanooga, TN	37402
(Address of Principal Executive Offices)	(Zip Code)

(423) 266-2000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2009, was approximately $56.9 million, based on the registrant’s closing sales price as reported on the NASDAQ Global Select Market. There were 16,418,327 shares of the registrant’s common stock outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 2010	Part III

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Annual Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism;

•

changes in financial market conditions, either internationally, nationally or locally in areas in which First Security conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	First Security’s ability to comply with any requirements imposed on it or FSGBank by their respective regulators, and the potential negative consequences that result;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•

First Security’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the CPP administered under the Troubled Asset Relief Program, and the Temporary Liquidity Guarantee Program (the “TLGP”) and the impact of such programs and related regulations on First Security and on international, national, and local economic and financial markets and conditions;

•

First Security’s lack of participation in a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; the diagnostic and stress testing we conducted differs from that administered under the Supervisory Capital Assessment Program, and the results of our test may be inaccurate;

•

the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of First Security and other participating American financial institutions, including the impact of the executive compensation limits of these acts, which may impact the ability of First Security to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

ii

•	the risk that First Security may be required to contribute additional capital to FSGBank in the future to enable it to meet its regulatory capital requirements or otherwise;

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

•

the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet; and

•

the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire.

Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this Annual Report as a result of new information or other circumstances that may become known to First Security.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 21.

iii

PART I

Item 1.	Business

Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (FSGBank).

BUSINESS

First Security Group, Inc.

We are a bank holding company headquartered in Chattanooga, Tennessee. We currently operate 39 full-service banking offices and one loan and lease production office through our wholly-owned bank subsidiary, FSGBank. We serve the banking and financial needs of various communities in eastern and middle Tennessee, as well as northern Georgia.

Through FSGBank, we offer a range of lending services that are primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we focus on serving the needs of small- to medium-sized businesses, by offering a range of lending, deposit and wealth management services to these businesses and their owners. Our principal source of funds for loans and securities is core deposits gathered through our branch network. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit, and obtain most of our deposits from individuals and businesses in our market areas, including the vast majority of our loan customers. Our wealth management division offers private client services, financial planning, trust administration, investment management and estate planning services. We also provide mortgage banking and electronic banking services, such as Internet banking, online bill payment, cash management, ACH originations, and remote deposit capture. We actively pursue business relationships by utilizing the business contacts of our Board of Directors, senior management and local bankers, thereby capitalizing on our extensive knowledge of the local marketplace.

First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of December 31, 2009, we had total assets of approximately $1.4 billion, total deposits of approximately $1.2 billion and tangible stockholders’ equity of approximately $141.6 million.

FSGBank, National Association

FSGBank currently operates 39 full-service banking-offices and one loan and lease production office along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (OCC). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor. FSGBank also provides trust and investment management, mortgage banking, financial planning and electronic banking services, such as Internet banking (www.FSGBank.com), online bill payment, cash management, ACH originations, and remote deposit capture, as well as equipment leasing through its wholly owned subsidiaries, Kenesaw Leasing and J&S Leasing.

FSGBank is the successor to our three previous banks: Dalton Whitfield Bank (organized in 1999), Frontier Bank (acquired in 2000) and First State Bank (acquired in 2002). From December 31, 2004 to December 31, 2009, our business model has produced strong results through a combination of internal growth and acquisitions. Specifically, we have:

•	increased our total consolidated assets from $766.7 million to $1.4 billion;

•	increased our total consolidated deposits from $640.5 million to $1.2 billion;

•	increased our total consolidated loans from $592.4 million to $952.0 million; and

•	expanded our branch network from 30 branches to 39 branches.

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

FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati (FHLB). FSGBank’s deposits are insured by the FDIC. FSGBank operates 32 full-service banking offices in eastern and middle Tennessee and seven offices in northern Georgia. Additionally, FSGBank operates one loan and lease production office in Tennessee.

Business Strategy for 2010 and Beyond

We believe there are opportunities for community banks our size to capitalize on the current financial cycle over the next few years. We are committed to enhancing our balance sheet and infrastructure and are focusing on long-term opportunities which improve our ability to benefit from the ongoing market disruption. We target both consumers and small to medium-sized owner-operated businesses in our markets and have developed a localized approach that focuses on providing superior customer service through our local employees who are relationship-oriented and committed to their respective communities. Through this strategy, we intend to grow our business conservatively, expand our customer base, deepen our customer relationships, and improve our profitability. The key elements of our current operating strategy are as follows:

•

Effectively Manage Current Asset Quality and Invest in our Future by Centralizing Credit Functions. We remain focused on our asset quality. Due to both an on-going evaluation of our credit policies and, in an effort to address the quality of our loan portfolio and the conditions affecting the broader economic market, we have taken several steps to manage our loan portfolio proactively, enhance our asset quality controls and centralize our credit function.

As part of our operating strategy in 2010, we have decided to continue to centralize our credit functions and underwriting processes at our Company’s headquarters and to increase our staffing levels in these areas. Specifically, the credit department is now aligned by line of business for commercial and retail credit. We believe that by taking these steps now we will better position ourselves for greater opportunities in the future. We recently added two experienced credit officers, two experienced loan review officers, two experienced special assets officers, an experienced consumer underwriter, an experienced small business underwriter, an experienced retail debt adjuster and we reallocated three existing employees to our centralized document preparation department and an existing employee to retail debt collections. We currently intend to hire an additional experienced special assets officer and a commercial credit officer as we continue to centralize our credit and underwriting processes. With the current and anticipated hiring or re-tasking of employees, we believe that we can improve our overall credit, loan review and underwriting functions which will allow us to compete effectively and strengthen our business and position ourselves to become a larger financial institution. We anticipate that these additional costs will be largely offset with overhead savings as we consolidate our existing regional credit functions.

In addition to centralizing our credit functions, in 2009, our Board of Directors established a board-level asset quality committee to focus exclusively on all aspects of managing the asset quality of our loan portfolio. Due to the rising level of other real estate owned (“OREO”) in our portfolio, we also established an OREO sales team to manage exclusively and sell these properties.

Our goal is to maintain better asset quality measures than our competitors. Based on our previous actions and these additional steps, we believe that we can continue to have asset quality metrics that compare favorably to our peers. Our peer group, as defined by the Uniform Bank Performance report (“UBPR”), consists of all commercial banks between $1 billion and $3 billion in total assets. Based on the December 31, 2009 UBPR, our non-performing loans as a percentage of gross loans was 5.25% compared to 3.77% for our peer group, our allowance as a percentage of non-performing loans was 53.01% compared to 58.76% for our peer group and our allowance as a percentage of gross loans was 2.78% compared to 2.03% for our peer group. We are optimistic that these added steps will help us maintain our performance relative to our peers despite a difficult economy.

In the fourth quarter, we engaged an independent consulting firm to conduct an additional review of our loan portfolio. The primary purpose of the loan review was to evaluate individual credits for compliance with credit and underwriting standards, and to assess the potential impairment of certain credits in which we might experience additional risk of loss. The consultants reviewed over 50% of the entire loan portfolio. Combining this additional evaluation with existing loan review processes, approximately 71% of the entire loan portfolio was reviewed in the last few months of the year. The efforts of these combined loan reviews included approximately 85% of commercial real estate loans and 95% of construction and development loans. The results of these reviews are reflected in the year-end financial statements.

•

Focus On Strong Capital and Liquidity. In light of the economic recession and the potential impact it may have on FSGBank, we have focused our efforts on strengthening our capital and liquidity ratios. In January 2009, we issued $33 million in preferred stock to the U.S. Department of the Treasury (the

“Treasury”) along with a warrant for 823,627 shares of our common stock, through the Capital Purchase Program (“CPP”). The Company downstreamed $25.0 million to FSGBank in October 2009 in order to further solidify our comparatively strong capital position. Our consolidated tier 1 capital to risk-weighted assets ratio, total risk-based capital to risk-weighted assets ratio and tier 1 leverage ratio were 12.7%, 14.0%, and 10.6%, respectively as of December 31, 2009.

In October 2009, we engaged a nationally recognized, independent consulting firm to complete a stress test of our loan portfolio and to gauge the potential impact of future deterioration in asset quality on our capital position based on different economic scenarios. The method for stress testing the portfolio was based on the technique used by the federal regulators to evaluate the nation’s largest 19 financial institutions in the Supervisory Capital Assessment Program. The results from this stress test are not a prediction of the most likely scenario that exists for us, but rather provide an estimate of losses that we might incur if the current economic environment continues to worsen under certain adverse scenarios. The primary purpose of the stress test was to analyze the adequacy of our capital position against the risks inherent in our loan portfolio in an environment consisting of extremely detrimental economic circumstances. The stress test was tailored to reflect the risk inherent in our portfolio and markets. In December 2009, the independent consulting firm completed the stress test, which indicated that, assuming First Security experienced the credit losses projected under a “more adverse” scenario, we would need to raise and downstream to FSGBank a minimal amount of approximately $200 thousand to satisfy current regulatory well capitalized standards at December 31, 2010.

On January 27, 2010, to further preserve our capital resources, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

Other means of improving our liquidity include a focus on organic core deposit growth and the continued development of alternative funding sources. We use treasury management products and deposit promotions to support core deposit growth and enhance liquidity. In the fourth quarter of 2009, we issued additional brokered CDs to significantly increase our cash account balance at the Federal Reserve Bank of Atlanta. As of December 31, 2009, our balance at the Federal Reserve Bank of Atlanta was approximately $148.4 million.

•

Increase Our Market Share Along Interstate Corridors in Eastern and Middle Tennessee and Northern Georgia. We believe we are taking the necessary steps to make FSGBank scalable into a much larger institution. We will seek to increase market share in our primary markets along the Interstate 75 and Interstate 40 corridors as well as to extend into other interstate corridors in eastern and middle Tennessee and northern Georgia through organic growth opportunities. These interstate communities are primarily served by branches of large regional and national financial institutions headquartered outside of the area. As a result, we believe these markets need, and are best served by, a locally owned and operated financial institution managed by people from the communities served. As we grow, we continue to believe that it is important to be positioned to react to changes in local markets, while at the same time benefiting from the economies of scale created by our size.

•

Continue to Evaluate Strategic Acquisitions In Our Core Markets. Beyond 2010, we intend to continue our overall growth strategy in part through selected strategic acquisitions in our core markets. Specifically, we may consider seeking regulatory permission to acquire failed financial institutions that fit with our current strategy through FDIC-assisted transactions that will limit potential credit risks typically associated with acquisitions of this type in the current environment. We believe that many opportunities remain in our market area to expand, and with a strong capital base, we intend to be in a position to consider acquiring additional market share through one or more acquisitions if the appropriate opportunities arise. With thorough diligence and risk evaluation, we will work to identify targets that will help us achieve our strategic and financial targets. Although the interstate corridors are our primary focus, we may consider acquiring banking operations outside of the interstate corridors if we identify attractive opportunities.

•

Maintain Local Knowledge With Corporate Oversight and Control. We effectively compete with our regional competitors by offering personalized and flexible banking services in addition to providing superior customer service. We designate regional bank presidents and separate advisory boards in each of our markets so that we are positioned to react quickly to changes in those communities while maintaining efficient and consistent centralized reporting and policies. While we give our local markets certain flexibility to price products to compete effectively locally, we have implemented measures to increase the centralization of our credit functions and underwriting and standardize our deposit products, thereby maintaining better control over our overall asset quality and interest rate exposure as we grow.

Market Area and Competition

We currently conduct business principally through 39 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available from the FDIC as of June 30, 2009, FSGBank’s total deposits ranked 6th among financial institutions in our market area, representing approximately 4.5% of the total deposits in our market area.

The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2009.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	2	$17	$1,509	9	1.1%
Hamilton County[1]	9	388	6,078	4	6.4%
Jackson County	3	67	121	1	55.0%
Jefferson County	2	99	529	2	18.8%
Knox County	3	61	8,406	11	0.7%
Loudon County	2	32	743	7	4.3%
McMinn County	1	28	880	8	3.2%
Monroe County	5	68	629	5	10.9%
Putnam County	3	78	1,422	6	5.5%
Union County	2	45	120	2	37.3%
Georgia
Catoosa County	1	5	889	9	0.6%
Whitfield County	6	148	1,670	3	8.9%

FSGBank	39	$1,036	$22,996	6	4.5%

[1]	Our brokered deposits, totalling $207.6 million at June 30, 2009, are included in the totals for Hamilton County.

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

Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 68 different commercial or savings institutions.

Virtually every type of competitor has offices in Atlanta, Georgia, approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, our largest competitors include First Tennessee, SunTrust, Regions, BB&T and Wells Fargo. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank and as having greater personal service, community involvement and ability to make credit and other business decisions quickly and locally.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2009 was comprised as follows:

	Amount	Percentage of Portfolio
	(in thousands, except percentages)
Loans secured by real estate—
Residential 1-4 family	$281,354	29.7%
Commercial	259,819	27.3%
Construction	153,144	16.1%
Multi-family and farmland	37,960	4.0%

	732,277	77.1%
Commercial loans	146,016	15.3%
Consumer installment loans	48,927	5.1%
Leases, net of unearned income	19,730	2.0%
Other	5,068	0.5%

Total loans	$952,018	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $185.6 million and $16.1 million, respectively, in credit as of December 31, 2009. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2009, our contractual obligations to extend credit were comprised as follow:

	Amount	Percentage of Contractual Obligations
	(in thousands, except percentages)
Contractual obligations secured by real estate—
Residential 1-4 family	$63,036	34.0%
Commercial	12,405	6.7%
Construction	33,838	18.2%
Multi-family and farmland	1,822	1.0%

	111,101	59.9%
Commercial loans	57,406	30.9%
Consumer installment loans	15,333	8.3%
Leases, net of unearned income	—	—%
Other	1,799	0.9%

Total contractual obligations	$185,639	100.0%

Real Estate—Residential 1-4 Family. Our residential mortgage loan program primarily originates loans for the purchase of residential property to individuals for other third-party lenders. Residential loans to individuals retained in our loan portfolio primarily consist of first liens on 1-4 family residential mortgages, home equity loans and lines of credit. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. We generally do not retain long term, fixed rate residential real estate loans in our portfolio due to interest rate and collateral risks and low levels of profitability.

Real Estate—Commercial, Multi-Family and Farmland. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the business located in the owner-occupied building provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 10 to 20-year period with balloon payments due at the end of one to five years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market.

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

Real Estate—Construction. We also make construction and development loans to residential and, to a lesser extent, commercial contractors and developers located within our market areas. Construction loans generally are secured by first liens on real estate and have floating interest rates. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. We are currently in the process of reducing our exposure to construction and development loans.

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

Leases, Net of Unearned Income. Our commercial lease portfolio includes leases made by our leasing companies, Kenesaw Leasing and J&S Leasing. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery to owner-managed businesses primarily in the trucking and construction industries. The leased property usually serves as collateral for the lease. Our commercial leases are underwritten on the basis of the value of the underlying leased property as well as the basis of the commercial lessee’s ability to service the lease. We anticipate centralizing lease underwriting by March 31, 2010. Commercial leases generally entail greater risks than commercial loans or loans secured by real estate, but less risk than unsecured consumer loans. The increased risk in commercial leases is generally due to the rolling stock nature of the items leased, as well as the illiquid nature of the secondary market for used equipment. The increased risk also derives from the low barriers to entry in the trucking and construction industries. We are currently in the process of reducing our exposure to commercial leases by focusing our efforts on portfolio management of existing relationships instead of new business development.

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

Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans among our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier 1 capital. At December 31, 2009, our legal lending limit was approximately $18.2 million. In addition, we have established a “house” limit of $10 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

Concentrations. The retail nature of our commercial banking operations allows for diversification of depositors and borrowers, and we believe that our business does not depend upon a single or a few customers. We also do not believe that our credits are concentrated within a single industry or group of related industries.

The economy in our Dalton, Georgia market area is generally dependent upon the carpet industry and changes in construction of residential and commercial establishments. While the Dalton economy is dominated by the carpet and carpet-related industries, we do not have any one customer from whom more than 10% of our revenues are derived. However, we have multiple customers, commercial and retail, that are directly or indirectly affected by, or are engaged in businesses related to the carpet industry that, in the aggregate, have historically provided greater than 10% of our revenues.

The federal banking regulators have issued guidance regarding the risks posed by commercial real estate (CRE) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines to help identify institutions that are potentially exposed to significant CRE risk:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

As of December 31, 2009, our total CRE concentration was well below the 300% threshold of the CRE guidance, however, our construction and land development loans represented approximately 114% of the Bank’s total risk-based capital. The primary credit risks associated with this type of lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. We have been actively reducing this exposure and anticipate this ratio to be under the 100% threshold of the CRE guidance by March 31, 2010.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2009, approximately 76.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized.

We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2009, we had approximately $411.5 million of interest-only loans, which primarily consist of construction and land development loans (27.9%), commercial and industrial loans (21.2%), home equity loans (21.1%) and commercial real estate loans (8.1%). The loans have an average maturity of approximately 18 months or less, with the exception of home equity lines-of-credit which have an average maturity of approximately six and a half years. The interest-only loans are fully underwritten and within our lending policies.

We do not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. We have also chosen to obtain a portion of our deposits from outside our market through brokered deposits. Our brokered deposits represented 28.7% of total deposits as of December 31, 2009. Other sources of funding include advances from the FHLB, subordinated debt and other borrowings. These other sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. During the fourth quarter of 2009, we enhanced our liquidity by issuing over $161 million in brokered deposits and placing the excess funds in our interest bearing deposit account at the Federal Reserve Bank of Atlanta. At December 31, 2009, our balance at the Federal Reserve Bank of Atlanta was approximately $148.5 million. This excess cash is available to fund our contractual obligations and prudent investment opportunities.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, ACH transactions, remote deposit capture, wire transfers, direct deposit, traveler’s checks, safe deposit boxes, and United States savings bonds. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of ATMs and a debit card system that our customers can use throughout Tennessee and Georgia, as well as in other states. Additionally, we offer wealth management services including private client services, financial planning, trust administration, investment management and estate planning services.

Securities

After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in federal funds with our correspondent banks and in our interest bearing account at the Federal Reserve Bank of Atlanta. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, market illiquidity, maturity and concentration.

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

Employees

On December 31, 2009, we had 330 full-time employees and 26 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

SUPERVISION AND REGULATION

Both First Security and FSGBank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors, not stockholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets or liabilities; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

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

Support of FSGBank. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for FSGBank and to commit resources to support FSGBank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. In addition, any capital loans made by us to FSGBank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of FSGBank will be assumed by the bankruptcy trustee and would be entitled to a priority of payment.

FSGBank

Because FSGBank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines FSGBank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because FSGBank’s deposits are insured by the FDIC to the maximum extent provided by law, FSGBank is subject to certain FDIC regulations and the FDIC also has back-up examination and enforcement power over FSGBank. FSGBank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories in which all institutions are placed: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

As a bank’s capital condition deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The three most significant categories, however, are well capitalized, adequately capitalized, and undercapitalized. At December 31, 2009, FSGBank was categorized as well capitalized.

A “well capitalized” bank is one that is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure, and that maintain a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6% and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank requires certain remedial action.

An “adequately capitalized” bank is one that maintains a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 4% and a tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC, and is subject to rate restrictions on the level of interest that it can pay on deposits. In addition, an adequately capitalized bank may be required by its federal regulator to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank is one that fails to meet the required minimum level for any capital measure required to be deemed adequately capitalized. A bank that reaches the undercapitalized level is subject to enhanced monitoring by federal regulators, restrictions on asset growth, acquisitions, branching and engaging in new lines of business, and is required to submit a capital restoration plan. In addition, an undercapitalized institution is subject to discretionary safeguards whereby the primary federal regulator can:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require sale of securities, or, if grounds for conservatorship or receivership exist, direct the bank to merge or be acquired;

•	restrict affiliate transactions;

•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•	require the institution to elect new directors, dismiss directors or senior executive officer or employ qualified senior executive officers to improve management;

•	prohibit the acceptance of deposits from correspondent banks;

•	require prior approval of capital distributions by holding companies;

•	require holding company divestiture of the bank, bank divestiture of subsidiaries, and/or holding company divestiture of other affiliates;

•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives;

•	prohibit material transactions outside the usual course of business;

•	prohibit amending the bylaws/charter of the bank;

•	prohibit any material changes in accounting methods; and

•	prohibit golden parachute payments, excessive compensation and bonuses.

FDIC Insurance Assessments. FSGBank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the amount permitted by law. FSGBank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including FSGBank, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 24 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 77.5 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor. The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15% within eight years. On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009. On November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depositor-institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. This prepayment did not affect FSGBank’s net income. The FDIC has indicated that the prepayment of DIF assessments would be in lieu of additional special assessments.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2009 ranged from 1.02 cents to 1.14 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. The FDIC has proposed maintaining current assessment rates through December 31, 2010, followed by a uniform increase in risk-based assessment rates of three basis points effective January 1, 2011.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt out of either or both components of the TLGP.

The Debt Guarantee Program: Under the TLGP, the FDIC guarantees certain newly issued senior unsecured debt issued through October 31, 2009 by participating financial institutions. Neither First Security nor FSGBank issued any debt guaranteed by the FDIC under the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC fully guarantees funds in non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee originally was scheduled to expire at the end of 2009. On August 26, 2009, the FDIC extended the program through June 30, 2010. During the original period, the FDIC imposed a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. For the extension period, this surcharge will be between 15 and 25 basis points on an annualized basis. Institutions will not be assessed on amounts that are otherwise insured. FSGBank did not opt out of the original or extension periods of the Transaction Account Guarantee component of the TLGP.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (ALLL) represents one of the most significant estimates in our financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, FSGBank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The allowance for loan and lease losses, and our methodology for calculating the allowance, are fully described in Note 1 to our consolidated financial statements under “Allowance for Loan and Lease Losses” on page 93, and in the “Management’s Discussion and Analysis—Statement of Financial Condition—Allowance for Loan and Lease Losses” section on pages 61 through 67.

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

As of December 31, 2009, our total CRE concentration was well below the 300% threshold of the CRE guidance, however, our construction and land development loans represented approximately 114% of the Bank’s total risk-based capital. We have been actively reducing this exposure and anticipate this ratio to be under the 100% threshold of the CRE guidance by March 31, 2010.

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

•

lending restrictions and limitations set forth in sections 22(g) and 22(h) of the Federal Reserve Act regarding loans and other extensions of credit made to executive officers, directors, principal stockholders and other insiders; and

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

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

As part of the overall conduct of the business, First Security and FSGBank must comply with:

•	privacy and data security laws and regulations at both the federal and state level; and

•	anti-money laundering laws, including the USA Patriot Act.

Capital Adequacy

The Federal Reserve and the OCC require that First Security and FSGBank meet certain minimum ratios of capital to assets in order to conduct their activities. Two measures of regulatory capital are used in calculating these ratios—tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of tier 1 capital plus a limited amount of the allowance for loan and lease losses, preferred stock that did not qualify as tier 1 capital, certain types of subordinated debt and a limited amount of other items.

Two of FSGBank’s capital ratios are intended to reflect a cushion against credit risk and are the result of the division of tier 1 capital and of total capital, respectively, by the asset total weighted for risk. Certain assets, such as cash and Treasury securities, have a zero risk weight. Others, such as commercial and consumer loans, often have a 100% risk weight. Some assets may be assigned to risk weight categories ranging between 0% and 100%. Certain off-balance sheet assets also are included in total risk-weighted assets.

Another key ratio intended to assess capital adequacy is the leverage ratio, which is derived by dividing tier 1 capital by the average total of all on-balance sheet assets for any given period. In this calculation, assets are not risk-weighted. Assets deducted from regulatory capital, such as goodwill and other intangible assets, are also excluded from the asset base used to calculate capital ratios.

The minimum regulatory capital ratios for both First Security and FSGBank are generally 8% for total capital, 4% for tier 1 capital and 4% for leverage. To be eligible to be classified as “well capitalized,” FSGBank must generally maintain a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater, and a leverage ratio of 5% or more and not be subject to a formal action to maintain higher ratios. The current capital levels of FSGBank qualify it for well capitalized status. FSGBank expects the OCC may require FSGBank to maintain a total capital ratio of 12% or greater and a leverage ratio of 9% or greater, both of which are currently satisfied.

The OCC, the Federal Reserve, and the FDIC have authority to compel or restrict certain actions if FSGBank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, but are not limited to, requiring FSGBank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating FSGBank.

The regulatory capital framework under which First Security and FSGBank operate is in a period of change with likely legislation or regulation that will revise the current standards and very likely increase capital requirements for the entire banking industry, including First Security and FSGBank. The resulting capital requirements are yet to be determined. First Security and FSGBank are now governed by a set of capital rules that the Federal Reserve and the OCC have had in place since 1988, with some subsequent amendments and revisions. These rules are popularly known as “Basel I.” Before the current financial crisis began to have a dramatic effect on the banking industry, the U.S. regulators had participated in an effort by the Basel Committee on Banking Supervision to develop Basel II. Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, the agencies adopted a final rule implementing Basel II’s “advanced approach” for “core banks”—U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. For other banking organizations, including First Security and FSGBank, the U.S. banking agencies proposed a rule in July 2008 that would have enabled these organizations to adopt the Basel II “standardized approach.” The proposed rule has not been finalized. As a result of the financial crisis that has adversely affected global credit markets and increases in credit, liquidity, interest rate and other risks, in September 2009, the Treasury issued principles for stronger capital and liquidity standards for banking firms, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II.

Payment of Dividends

First Security is a legal entity separate and distinct from FSGBank. The principal sources of First Security’s cash flow, including cash flow to pay dividends to its stockholders, are dividends and management fees that FSGBank pays to its sole stockholder, First Security. Statutory and regulatory limitations apply to FSGBank’s payment of dividends to First Security as well as to First Security’s payment of dividends to its stockholders.

FSGBank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by FSGBank’s Board of Directors in any year will exceed (1) the total of FSGBank’s net profits for that year, plus (2) FSGBank’s retained net profits of the preceding two years, less any required transfers to surplus.

When First Security received a capital investment from the Treasury under the CPP on January 9, 2009, we became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in quarterly common dividends above five cents per share for three years following the Treasury’s investment.

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

On February 24, 2009, the Federal Reserve clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter. As part of the letter, the Federal Reserve encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve prior to dividend declarations, and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve has indicated that CPP recipients, such as First Security, should consider and communicate in advance to regulatory staff how a company’s proposed dividends, capital repurchases and capital redemptions are consistent with First Security’s obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

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

FSGBank is also subject to restrictions on extensions of credit to their executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Limitations on Senior Executive Compensation

On October 22, 2009, the Federal Reserve Board issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermined the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve Board announced that it will review First Security’s incentive compensation arrangements as part of the regular, risk-focused supervisory process. The Federal Reserve Board may take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies.

Due to First Security’s participation in the CPP, First Security is also subject to additional executive compensation limitations. For example, First Security must:

•	ensure that its senior executive incentive compensation packages do not encourage excessive risk;

•	subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	prohibit any golden parachute payments to senior executive officers; and

•	agree not to deduct more than $500,000 for a senior executive officer’s compensation.

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

We incurred a net loss available to common stockholders of $35.0 million, or $2.25 per share, for the year ended December 31, 2009, due primarily to goodwill impairment and credit losses and associated costs, including a significant provision for loan losses. Although we have taken steps to reduce our credit exposure, we likely will continue to have a higher than normal level of non-performing assets and charge-offs into 2010, which would continue to adversely impact our overall financial condition and results of operations.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

Our allowance for loan and lease losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan and lease losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements under “Allowance for Loan and Lease Losses” on page 93, and in the “Management’s Discussion and Analysis—Statement of Financial Condition—Allowance for Loan and Lease Losses” section on pages 61 through 67. In general, an increase in the allowance for loan and lease losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.

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

We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan and lease losses as part of FSGBank’s credit functions. Our allowance for loan and lease losses increased from 1.72% of total loans at December 31, 2008 to 2.78% at December 31, 2009. We recorded a provision for loan losses during the year ended December 31, 2009 of approximately $25.3 million, which was significantly higher than in previous periods. We charged-off approximately $16.2 million in loans, net of recoveries, during the year ended December 31, 2009, which was also significantly higher than in previous periods. We will likely experience additional classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the current downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities. Further, there can be no assurance that our allowance for loan and lease losses at December 31, 2009 will be sufficient to cover future credit losses.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers, and as of December 31, 2009, we had $153.2 million in such loans outstanding, representing 113.9% of FSGBank’s total risk-based capital. These land acquisition and development, and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Approximately $153.1 million of this portfolio consists of loans for which the related property is neither pre-sold nor pre-leased, which creates additional market risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio are likely to increase during 2010, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2009, approximately 76.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

The amount of our OREO may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2008, we had a total of $7.1 million of OREO, and at December 31, 2009, we had a total of $16.0 million of OREO, reflecting a $8.9 million increase over the past twelve months. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the on-going economic downturn, the amount of OREO may continue to increase in the coming months. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

We are seeking additional senior officers, but our ability to attract and retain the best key employees may be limited by the need for regulatory non-objection and the restrictions that we must place on the compensation of those employees.

We are currently seeking to externally hire or otherwise reassign qualified individuals to fill senior positions in credit administration and commercial lending and to fill our vacant Chief Operating Officer position. We are currently required to notify the OCC ninety days in advance of employing any senior executive officer or changing the responsibilities of a senior executive officer. This requirement could prevent us from hiring the individuals of our choosing, could discourage potential applicants, or otherwise delay our ability to fill these positions. We are also generally prohibited from entering into, amending, or renewing any agreement that provides for golden parachute payments to an institution-affiliated party or from making such golden parachute payments, absent approval from the OCC and written concurrence of the FDIC. In addition, as a participant in the CPP, we are subject to specified limits on the compensation we can pay to certain senior executive officers. The limitations, which include restrictions on bonus and other incentive compensation payable to First Security’s senior executive officers, a prohibition on any “golden parachute” payments and a “clawback” of any bonus that was based on materially inaccurate financial data or other performance metric, could limit our ability to attract and retain the best executive officers because other competing employers may not be subject to these limitations. If this were to occur, our business and results of operations could be adversely affected.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.

We will realize additional future losses if the proceeds we receive upon liquidation of non-performing assets are less than the fair value of such assets.

We have announced a strategy to manage our non-performing assets aggressively, a portion of which may not be currently identified. Non-performing assets are recorded on our financial statements at fair value, as required under GAAP, unless these assets have been specifically identified for liquidation, in which case they are recorded at the lower of cost or estimated net realizable value. In current market conditions, we are likely to realize additional future losses if the proceeds we receive upon dispositions of non-performing assets are less than the recorded fair value of such assets.

Negative publicity about financial institutions, generally, or about First Security or FSGBank, specifically, could damage First Security’s reputation and adversely impact its liquidity, business operations or financial results.

Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or First Security or FSGBank, specifically, in any number of activities, including leasing and lending practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our liquidity, business operations or financial results.

If we are unable to increase our share of deposits in our market, we may need to accept out-of-market brokered deposits, the costs of which may be higher than expected, and which may not be available to us.

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market brokered deposits. As of December 31, 2009, we had approximately $339.8 million in out of market deposits, including brokered certificates of deposit, brokered money market accounts and CDARS®, which represented approximately 28.7% of our total deposits. The cost of out of market and brokered deposits may exceed the cost of deposits in our local market. In addition, the cost of out of market brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected. Finally, should we become subject to a formal regulatory order requiring specific capital levels, we would be designated as adequately capitalized and would be barred from accepting new or renewing existing brokered deposits without a regulatory waiver, which may not be obtained and could have an adverse effect on our liquidity.

Increases in our expenses and other costs, including those related to centralizing our credit functions, could adversely affect our financial results.

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

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

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

Adverse market conditions, future losses or increased capital requirements may require us to raise additional capital in the future to support our operations, but that capital may not be available when it is needed or it could be dilutive to our existing stockholders, which could adversely affect our financial condition and our results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations, which may require us to maintain capital in excess of published regulatory standards for a “well-capitalized” institution. We currently anticipate the OCC will require FSGBank to maintain a tier 1 leverage ratio of at least 9.0% and a total risk-based capital ratio of at least 12.0%. We anticipate that our capital resources will be sufficient to satisfy these capital requirements for the foreseeable future. However, adverse market conditions in our area could require us to raise additional capital in the future.

In addition, in the future, we may need to raise additional capital to comply with commitments made to our regulators or a new regulatory capital framework such as a new proposal for risk-based capital standards developed by federal or international regulatory groups. As a result of the financial crisis that has adversely affected global credit markets and increases in credit, liquidity, interest rate and other risks, in September 2009, the Treasury issued principles for stronger capital and liquidity standards for banking firms, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by the Basel Committee on Banking Supervision (“Basel II”). Any new capital framework is likely to affect the cost and availability of different types of credit. U.S. banking organizations are likely to be required to hold higher levels of capital and could incur increased compliance costs; it is unclear, at this time, if similar increases in capital standards will be incorporated into a revised Basel II proposal that would be adopted by international financial institutions. Any of these developments, including increased capital requirements, could require us to raise additional capital.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. If we need to raise additional capital, there is no guarantee that we will be able to borrow funds or successfully raise capital at all or on terms that are favorable or otherwise not dilutive to existing stockholders. If we cannot raise additional capital when needed, our ability to operate or expand our business could be materially impaired. Further, should FSGBank come under a regulatory directive to maintain elevated capital levels or otherwise fail to maintain sufficient capital to meet the regulatory standards for a “well-capitalized” institution, it could prohibit us from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC, which could adversely affect FSGBank’s liquidity and/or operating results.

We face strong competition from larger, more established competitors that may inhibit our ability to compete and expose us to greater lending risks.

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

Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better capitalized businesses with longer operating histories. As an example, our market area in northern Georgia is highly dependent on the home furnishings and carpet industry centered near Dalton, Georgia. Because of the downturn in residential construction, this industry has suffered a business decline, which has adversely affected the performance of our operations in Dalton and surrounding areas. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

Changes in tax rates, interpretations of tax laws, the status of examinations by tax authorities and newly enacted statutory, judicial and regulatory guidance could materially affect our business, operating results and financial condition.

We are subject to various taxing jurisdictions where we conduct business. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. This evaluation incorporates assumptions and estimates that involve a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our operating results.

Currently, we expect to fully realize our deferred tax assets. However, continued losses may require a partial or full valuation allowance against our deferred tax assets. Such a change could have a material impact on our operating results.

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

RISKS RELATED TO RECENT MARKET, LEGISLATIVE AND REGULATORY EVENTS

We may become subject to supervisory actions and/or enhanced regulation that could have an additional material negative effect on our business, operating flexibility, financial condition and the value of our common stock. In addition, addressing regulatory concerns in this market environment will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Federal Reserve (for bank holding companies), the OCC (for national banks) and, separately, the FDIC (as the insurer of bank deposits), have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions. For additional information relating to the extensive regulation, supervision and legislation that govern most aspects of our operations and limit the businesses in which we engage, please see “Supervision and Regulation” on page 12.

In light of declining asset quality and earnings, and the risks associated with liquidity and concentrations of credit, in the fourth quarter of 2009, we committed to the OCC to undertake certain actions to improve FSGBank’s liquidity and funds management, capital adequacy, and credit risk management. We are currently required to notify the OCC ninety days in advance of adding or replacing a member of the board of directors, employing any senior executive officer, or changing the responsibilities of any senior executive officer so that the person would assume a different executive position, and are generally prohibited from entering into, amending, or renewing any agreement that provides for golden parachute payments to an institution-affiliated party or from making such golden parachute payments, absent approval from the OCC and written concurrence of the FDIC. The adoption and implementation of these plans and policies will require significant time and attention from our management team, which may increase our costs, including additional personnel costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

No assurances can be given that these actions will be sufficient to satisfy the OCC, and we may make additional commitments to the OCC in the future. We believe it is likely that the OCC will enter into some form of enforcement action with FSGBank, and we anticipate that FSGBank will be required to maintain a tier 1 leverage ratio of at least 9.0% and a total risk-based capital ratio of at least 12.0%. Any enforcement action is likely to formalize these commitments and may impose additional obligations and limitations on FSGBank. If our regulators were to take such an enforcement action, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, and/or hire additional personnel to strengthen our credit and underwriting functions. Further, should FSGBank come under a regulatory directive to maintain elevated capital levels or otherwise fail to maintain sufficient capital to meet the regulatory standards for a “well-capitalized” institution, it could prohibit us from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC, which could adversely affect FSGBank’s liquidity and/or operating results. The terms of any such supervisory action that goes beyond the steps we have already taken could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

A continuation of the current economic downturn in the housing market and the homebuilding industry and in our markets generally could adversely affect our financial condition, results of operations or cash flows.

Our long-term success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which FSGBank operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. The unpredictable economic conditions we have faced over the last 24 months have had an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Tennessee and Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.

Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and changed economic conditions. As a result, there has been substantial concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2009, our non-performing assets had increased to $65.4 million, or 4.83% of our total assets, as compared to $27.3, or 2.14% as of December 31, 2008. Furthermore, the housing and the residential mortgage markets continue to experience a variety of difficulties and changed economic conditions.

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

While bank regulatory authorities have not administered a SCAP test to our loan portfolio (both loans held for investment and loans held for sale), we, in conjunction with a third-party consultant, have completed a stress test of our loan portfolio to determine the potential effects on our capital as a result of the persistence of the economic factors identified in the SCAP test and to assess the potential exposure for increased non-performing assets. The analysis was designed to approximate the SCAP test, with specific adjustments based on more current economic data reflective of the market areas in which our loans are located. In December 2009, our consultant reported that First Security would need to raise approximately $200 thousand to satisfy current regulatory well capitalized standards at December 31, 2010 assuming First Security experienced credit losses projected by the “more adverse” scenario of the stress test. The review also found we would need to raise approximately $31.4 million to satisfy these standards if it repaid all TARP funds. In the event that the OCC requires FSGBank to maintain a tier 1 leverage ratio of at least 9.0% and a total risk-based capital ratio of at least 12.0%, we would need to raise approximately $22.8 million to satisfy these standards, assuming that TARP funds are not repaid.

The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy does not improve or continues to deteriorate. While we believe that appropriate assumptions have been applied in performing the stress test, these assumptions may prove to be incorrect. In addition, the results of our stress test may not be comparable to the results of stress tests performed and publicly released by Treasury, and the results of this test may not be the same as if the test had been performed by Treasury. Moreover, the results of the stress test may not accurately reflect the impact on us if economic conditions are materially different than our assumptions. Any continued deterioration of the economy could result in credit losses significantly higher than those predicted by our internal stress test, which in turn would adversely affect our financial condition and capital levels.

Negative developments in the financial industry, and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

We may be required to pay significantly higher FDIC premiums or remit special assessments that could adversely affect our earnings.

A downgrade in our regulatory condition, along with our current level of brokered deposits, could cause our assessment to materially increase. In addition, market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, the entire industry may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan.

Future legislation could harm our competitive position.

Congress is considering additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

Various anti-takeover protections for Tennessee corporations are set forth in the Tennessee Business Corporation Act, the Business Combination Act, the Control Share Acquisition Act, the Greenmail Act and the Investor Protection Act. Because our common stock is registered with the SEC under the Securities Exchange Act of 1934, the Business Combination Act automatically applies to us unless our stockholders adopt a charter or bylaw amendment which expressly excludes us from the anti-takeover provisions of the Business Combination Act two years prior to a proposed takeover. Our Board of Directors has no present intention of recommending such charter or bylaw amendment.

These statutes have the general effect of discouraging, or rendering more difficult, unfriendly takeover or acquisition attempts. Such provisions could be beneficial to current management in an unfriendly takeover attempt but could have an adverse effect on stockholders who might wish to participate in such a transaction.

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

We have elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010; as a result, we are unable to pay dividends on our common stock until we pay all dividends in arrears on the Series A Preferred Stock.

On January 27, 2010, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. We may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred the first quarter 2010 dividend payment, we are prohibited on paying any future dividends on our common stock until all dividends payable to the Treasury under the CPP have been paid in full.

Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay future cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal sources of funds to pay dividends are cash dividends and management fees that we receive from FSGBank.

The CPP also restricts our ability to increase the amount of quarterly dividends on common stock above $0.05 per share, which potentially limits your opportunity for gain on your investment.

The Series A Preferred Stock issued to the Treasury impacts net income available to our common stockholders and our earnings per share.

On January 9, 2009, we issued senior preferred stock (the “Series A Preferred Stock”) to the Treasury in an aggregate amount of $33 million, along with a warrant to purchase 823,627 shares of common stock (the “Warrant”). As long as shares of our Series A Preferred Stock issued under the CPP are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A Preferred Stock have been paid in full. Additionally, for so long as the Treasury owns shares of the Series A Preferred Stock, we are not permitted to pay cash dividends in excess of $0.05 per share per quarter on our common stock for three years without the Treasury’s consent. The dividends declared on shares of our Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share. Additionally, issuance of the Warrant, in conjunction with the issuance of the Series A Preferred Stock, may be dilutive to our earnings per share. The shares of First Security’s Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up.

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

Holders of the Series A Preferred Stock have rights that are senior to those of our common stockholders.

The shares of Series A Preferred Stock that we have issued to the Treasury is senior to our shares of common stock, and holders of the Series A Preferred Stock have certain rights and preferences that are senior to holders of our common stock. The restrictions on our ability to declare and pay dividends to common stockholders are discussed immediately above. In addition, we and our subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of our common stock unless we have paid in full all accrued dividends on the Series A Preferred Stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A Preferred Stock is entitled to a liquidation preference over shares of our common stock in the event of liquidation, dissolution or winding up.

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

Except in connection with the election of directors to our Board of Directors as discussed immediately above and as otherwise required by law, holders of the Series A Preferred Stock have limited voting rights. In addition to any other vote or consent of stockholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A Preferred Stock; (2) any amendment to the rights of the Series A Preferred Stock that adversely affects the rights, preferences, privileges or voting power of the Series A Preferred Stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding or are converted into or exchanged for preference securities of the surviving entity other than us and have such rights, preferences, privileges and voting power as are not materially less favorable than those of the holders of the Series A Preferred Stock.

Item 1B.	Unresolved Staff Comments

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

Item 2.	Properties

During 2009, we conducted our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch

1237 North Glenwood Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch

761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch

1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch

4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch

817 Broad Street Chattanooga, Hamilton County, Tennessee	June 26, 2000	Leased	4,050	Branch

835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch

4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch

820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch

2709 Chattanooga Road, Suite 5 Rocky Face, Whitfield County, Georgia	June 4, 2001	Leased	2,400	Branch

1409 Cowart Street Chattanooga, Hamilton County, Tennessee	October 22, 2001	Building Owned Land Leased	1,000	Branch

9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch

2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch

216 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Leased	2,000	Branch

2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch

715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch

2270 Highway 72 N Loudon, Loudon County, Tennessee	June 30, 2003	Owned	1,860	Branch

35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch

167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch

Office Address	Date Opened	Owned/	Square Footage	Use of Office

705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch

301 North Main Street Sweetwater, Monroe County, Tennessee	December 4, 2003	Owned	4,650	Branch

215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch

405 Highway 165 Tellico Plains, Monroe County, Tennessee	December 4, 2003	Owned	3,565	Branch

155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch

4215 Highway 411 Madisonville, Monroe County, Tennessee	March 15, 2004	Owned	472	Branch

1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch

307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch

1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing

1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch

307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch

6766 Granville Highway Granville, Jackson County, Tennessee	August 31, 2005	Owned	2,880	Branch

3261 Jennings Creek Highway Whitleyville, Jackson County, Tennessee	August 31, 2005	Building Owned Land Leased	1,368	Branch

340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch

376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch

301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch

3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch

531 Broad Street Chattanooga, Hamilton County, Tennessee	December 11, 2006	Owned	39,700	Branch & Headquarters

614 West Main Street Algood, Putnam County, Tennessee	April 10, 2007	Owned	1,936	Branch

52 Mouse Creek Road Cleveland, Bradley County, Tennessee	May 14, 2007	Owned	1,256	Branch

5188 Highway 153 Hixson, Hamilton County, Tennessee	May 22, 2009	Owned	4,194	Branch

As of December 31, 2009, we owned one additional plot of land. The vacant lot is located at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). The lot is currently available for sale. We originally purchased, or a predecessor institution purchased, this site for bank purposes.

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

While we are from time to time a party to various legal proceedings arising in the ordinary course of our business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against us that will, individually or in the aggregate, have a material adverse affect on our business or consolidated financial condition, except as described below.

During 2009, Lloyd L. Montgomery, III, our former President and Chief Operating Officer, filed a $2.3 million wrongful termination arbitration claim against us. On January 19, 2010, we settled this claim for $500 thousand. The settlement amount was fully accrued as of December 31, 2009.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since August 10, 2005, our common stock has been traded on the Nasdaq Global Select Market under the symbol FSGI. On March 15, 2010, there were 1,137 registered holders of record of our common stock. The high and low prices per share were as follows:

Quarter	High	Low	Dividend
2009
4th Quarter	$3.91	$1.82	$0.01
3rd Quarter	4.10	3.35	0.01
2nd Quarter	4.54	3.25	0.01
1st Quarter	5.14	2.80	0.05

2008
4th Quarter	$7.94	$4.37	$0.05
3rd Quarter	7.95	5.94	0.05
2nd Quarter	9.70	5.57	0.05
1st Quarter	9.25	7.06	0.05

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

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. On January 27, 2010, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. In light of this action, we make no assurance that we will pay any dividends in the future. We may not pay dividends on our common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred the first quarter 2010 dividend payment, we are prohibited on paying any future dividends on our common stock until all dividends payable to the Treasury under the CPP have been paid in full. The CPP also restricts our ability to increase the amount of quarterly dividends on common stock above $0.05 per share, which potentially limits your opportunity for gain on your investment.

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

On July 23, 2008, our Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12.7 million from First Security Group, Inc. to First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP Plan). The purpose of the loan is to purchase Company shares in open market transactions. The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan. As of December 31, 2009, the plan held 768,787 unallocated shares at a weighted average price of $8.04. The purchase program concluded on December 31, 2009.

The following table presents information regarding purchases by First Security and the affiliated purchasers of our common stock during the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009—October 31, 2009	—	$—	—	N/A	[1]
November 1, 2009—November 30, 2009	—	$—	—	N/A	[1]
December 1, 2009—December 31, 2009	—	$—	—	—

Total	—		—

[1]

The 401(k) and ESOP may purchase an unspecified number of shares up to a purchase cost of $12.7 million, of which $8.7 million was still available at the conclusion of the program on December 31, 2009.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Security Group, Inc.	100.00	117.15	140.21	111.30	58.81	31.01
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34
SNL Southeast Bank	100.00	102.36	120.03	90.42	36.60	36.75

Item 6.	Selected Financial Data

Our selected financial data is presented below as of and for the years ended December 31, 2005 through 2009. The selected financial data presented below as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 45. The selected financial data as of December 31, 2007, 2006 and 2005 and for the two years ended December 31, 2006 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” on page 41.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts and full-time equivalent employees)
Earnings:
Net interest income	$42,209	$45,227	$48,922	$47,982	$40,441
Provision for loan and lease losses	$25,315	$15,753	$2,155	$2,184	$2,922
Non-interest income	$10,335	$11,682	$11,300	$10,617	$8,847
Non-interest expense	$68,231	$40,382	$41,441	$40,017	$35,373
Dividends and accretion on preferred stock	$1,954	$—	$—	$—	$—
Net (loss) income available to common stockholders, before extraordinary items	$(34,974)	$1,361	$11,356	$11,112	$7,396
Extraordinary items, net of tax	$—	$—	$—	$—	$2,175

Net (loss) income available to common stockholders	$(34,974)	$1,361	$11,356	$11,112	$9,571

Earnings—Normalized
Non-interest expense, excluding goodwill impairment	$41,075	$40,382	$41,441	$40,017	$35,373
Net (loss) income available to common stockholders before extraordinary items, excluding goodwill impairment	$(10,212)	$1,361	$11,356	$11,112	$7,396

Per Share Data:
Net (loss) income before extraordinary items, basic	$(2.25)	$0.08	$0.67	$0.64	$0.51
Net (loss) income, basic	$(2.25)	$0.08	$0.67	$0.64	$0.65
Net (loss) income before extraordinary items, diluted	$(2.25)	$0.08	$0.66	$0.63	$0.50
Net (loss) income, diluted	$(2.25)	$0.08	$0.66	$0.63	$0.64
Cash dividends declared on common shares	$0.08	$0.20	$0.20	$0.13	$0.03
Book value per common share	$6.72	$8.78	$8.80	$8.15	$7.84
Tangible book value per common share	$6.60	$6.98	$6.99	$6.39	$6.00

Per Share Data—Normalized:
Net (loss) income before extraordinary items, excluding goodwill impairment, basic	$(0.66)	$0.08	$0.67	$0.64	$0.51
Net (loss) income before extraordinary items, excluding goodwill impairment, diluted	$(0.66)	$0.08	$0.66	$0.63	$0.50

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts and full-time equivalent employees)
Performance Ratios:
Return on average assets[1]	-2.78%	0.11%	0.97%	1.03%	0.83%
Return on average common equity[1]	-25.60%	0.92%	7.75%	7.91%	6.88%
Return on average tangible assets[1]	-2.83%	0.11%	1.00%	1.06%	0.85%
Return on average tangible common equity[1]	-30.62%	1.15%	9.81%	10.22%	8.45%
Net interest margin, taxable equivalent	3.75%	4.07%	4.79%	5.09%	5.15%
Efficiency ratio	129.85%	70.96%	68.81%	68.29%	71.77%
Non-interest income to net interest income and non-interest income	19.67%	20.53%	18.76%	18.12%	17.95%

Performance Ratios—Normalized:
Return on average assets, excluding goodwill impairment[1]	-0.81%	0.11%	0.97%	1.03%	0.83%
Return on average common equity, excluding goodwill impairment[1]	-7.48%	0.92%	7.75%	7.91%	6.88%
Return on average tangible assets, excluding goodwill impairment[1]	-0.83%	0.11%	1.00%	1.06%	0.85%
Return on average tangible common equity, excluding goodwill impairment[1]	-8.94%	1.15%	9.81%	10.22%	8.45%

Capital & Liquidity:
Total equity to total assets	10.46%	11.30%	12.19%	12.82%	13.30%
Tangible equity to tangible assets	10.33%	9.20%	9.93%	10.33%	10.51%
Tangible common equity to tangible assets	8.01%	9.20%	9.93%	10.33%	10.51%
Tier 1 risk-based capital ratio	12.72%	9.85%	10.76%	12.04%	12.09%
Total risk-based capital ratio	13.98%	11.10%	11.81%	13.10%	13.23%
Tier 1 leverage ratio	10.62%	8.74%	9.74%	10.50%	10.62%
Dividend payout ratio	nm	239.02%	30.06%	19.50%	4.61%
Total loans to total deposits	80.50%	93.99%	105.59%	91.93%	86.90%

Asset Quality:
Net charge-offs	$16,184	$9,300	$1,129	$2,215	$2,374
Net loans charged-off to average loans	1.66%	0.93%	0.12%	0.28%	0.36%
Non-accrual loans	$45,454	$18,453	$3,372	$2,653	$1,314
Other real estate owned	$16,017	$7,145	$2,452	$1,982	$1,552
Repossessed assets	$3,881	$1,680	$1,834	$2,231	$1,891
Non-performing assets (NPA)	$65,352	$27,278	$7,658	$6,866	$4,757
NPA to total assets	4.83%	2.14%	0.63%	0.61%	0.46%
Loans 90 days past due	$4,524	$2,706	$2,289	$1,325	$1,042
NPA + loans 90 days past due to total assets	5.16%	2.35%	0.82%	0.72%	0.56%
Non-performing loans (NPL)	$49,978	$21,159	$5,661	$3,978	$2,356
NPL to total loans	5.25%	2.09%	0.59%	0.47%	0.31%
Allowance for loan and lease losses to total loans	2.78%	1.72%	1.15%	1.18%	1.35%
Allowance for loan and lease losses to NPL	53.01%	82.16%	193.53%	250.63%	429.58%

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts and full-time equivalent employees)
Period End Balances:
Loans	$952,018	$1,011,584	$953,105	$847,593	$748,659
Intangible assets	$1,918	$29,560	$30,356	$31,341	$32,463
Assets	$1,353,834	$1,276,227	$1,211,955	$1,129,803	$1,040,692
Deposits	$1,182,673	$1,076,286	$902,629	$922,001	$861,507
Common stockholders’ equity	$110,260	$144,244	$147,693	$144,788	$138,389
Total stockholders’ equity	$141,599	$144,244	$147,693	$144,788	$138,389
Common stock market capitalization	$39,075	$75,860	$150,640	$204,796	$171,950
Full-time equivalent employees	347	361	371	369	358
Common shares outstanding	16,418	16,420	16,775	17,762	17,654

Average Balances:
Loans	$977,758	$997,371	$904,490	$796,866	$657,928
Intangible assets	$22,382	$29,948	$30,838	$31,699	$19,924
Earning assets	$1,150,337	$1,132,962	$1,041,078	$960,966	$799,109
Assets	$1,258,663	$1,258,469	$1,165,948	$1,081,375	$866,946
Deposits	$1,057,090	$956,994	$924,587	$887,319	$734,869
Common stockholders’ equity	$136,599	$148,655	$146,582	$140,467	$107,499
Total stockholders’ equity	$166,804	$148,655	$146,582	$140,467	$107,499
Common shares outstanding, basic—wtd	15,550	16,021	16,959	17,315	14,618
Common shares outstanding, diluted—wtd	15,550	16,143	17,293	17,680	14,910

[1]	Performance ratios are calculated using net (loss) income available to common shareholders, before extraordinary items, and excluding the goodwill impairment.

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

Specifically, management uses “non-interest expense, excluding goodwill impairment,” “net (loss) income available to common stockholders before extraordinary items, excluding goodwill impairment, net of tax,” “net (loss) income before extraordinary items, excluding goodwill impairment per share,” “return on average common equity,” “return on average tangible assets,” “return on average tangible common equity,” “return on average assets, excluding goodwill impairment,” “return on average common equity, excluding goodwill impairment,” “return on average tangible assets, excluding goodwill impairment,” and “return on average tangible common equity, excluding goodwill impairment.” Our management uses these non-GAAP measures in its analysis of First Security’s performance, as further described below.

•	“Non-interest expense, excluding goodwill impairment” is defined as non-interest expense reduced by the effect of goodwill impairment. “Net (loss) income available to common stockholders before extraordinary items, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax. “Net (loss) income before extraordinary items, excluding goodwill impairment per share” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by total common shares outstanding. Our management includes these measures because it believes that they are important when measuring First Security’s performance exclusive of the effects of impairment of goodwill. As of September 30, 2009, the annual assessment of goodwill indicated a full impairment of goodwill; accordingly, no further goodwill remains on the books of First Security. The goodwill impairment is a one-time, non-cash accounting adjustment that has no effect on First Security’s cash flows, liquidity, tangible capital, or ability to conduct business and as such, management believes excluding this charge is appropriate to properly measure First Security’s performance. These three non-GAAP financial measures exclude the effect of the goodwill impairment on the most comparable GAAP measures: non-interest expense (to measure the overall level of First Security’s recurring non-interest related expenses); net (loss) income available to common stockholders before extraordinary items (to reflect the recurring overall net income available to stockholders collectively); and net (loss) income before extraordinary items per share (to reflect the recurring overall net income available to stockholders on a per share basis).

•

“Return on average common equity” is defined as annualized earnings for the period divided by average equity reduced by average preferred stock. Our management includes this measure in addition to return on average equity, the most comparable GAAP measure, because it believes that it is important when measuring First Security’s performance exclusive of the effects of First Security’s outstanding preferred stock, which has a fixed return, and that this measure is important to many investors in First Security’s common stock.

•

“Return on average tangible assets” is defined as annualized earnings for the period divided by average assets reduced by average goodwill and other intangible assets. “Return on average tangible common equity” is defined as annualized earnings for the period divided by average equity reduced by average preferred stock and average goodwill and other intangible assets. Our management includes these measures because it believes that they are important when measuring First Security’s performance exclusive of the effects of goodwill and other intangibles recorded in First Security’s historic acquisitions, exclusive of the effects of First Security’s outstanding preferred stock, which has a fixed return, and these measures are used by many investors as part of their analysis of First Security’s performance.

•

“Return on average assets, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by average assets. “Return on average common equity, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by average equity reduced by average preferred stock. “Return on average tangible assets, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by average assets reduced by average goodwill and other intangible assets. “Return on average tangible common equity, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by average equity reduced by average preferred stock and average goodwill and other intangible assets. The most comparable GAAP measure for each of these measures is return on average assets. Our management includes these measures because it believes that they are important when measuring First Security’s performance exclusive of the effects of impairment of goodwill. As of September 30, 2009, the annual assessment of goodwill indicated a full impairment of goodwill; accordingly, no further goodwill remains on the books of First Security. The goodwill impairment is a one-time, non-cash accounting adjustment that has no effect on First Security’s cash flows, liquidity, tangible capital, or ability to conduct business and as such, management believes excluding this charge is necessary to properly measure First Security’s performance.

These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following table provides a more detailed analysis of these non-GAAP performance measures.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Return on average assets	-2.78%	0.11%	0.97%	1.03%	0.83%
Effect of intangible assets	-0.05%	—	0.03%	0.03%	0.02%

Return on average tangible assets	-2.83%	0.11%	1.00%	1.06%	0.85%

Return on average assets	-2.78%	0.11%	0.97%	1.03%	0.83%
Effect of goodwill impairment	1.97%	—	—	—	—

Return on average assets, excluding goodwill impairment	-0.81%	0.11%	0.97%	1.03%	0.83%
Effect of average intangible assets	-0.02%	—	0.03%	0.03%	0.02%

Return on average tangible assets, excluding goodwill impairment	-0.83%	0.11%	1.00%	1.06%	0.85%

Return on average common equity	-25.60%	0.92%	7.75%	7.91%	6.88%
Effect of goodwill impairment	18.12%	—	—	—	—

Return on average common equity, excluding goodwill impairment	-7.48%	0.92%	7.75%	7.91%	6.88%
Effect on average intangible assets	-1.46%	0.23%	2.06%	2.32%	1.57%

Return on average tangible common equity, excluding goodwill impairment	-8.94%	1.15%	9.81%	10.22%	8.45%

Total equity to total assets	10.46%	11.30%	12.19%	12.82%	13.30%
Effect of intangible assets	-0.13%	-2.10%	-2.26%	-2.49%	-2.79%

Tangible equity to tangible assets	10.33%	9.20%	9.93%	10.33%	10.51%

Effect of preferred stock	-2.32%	—	—	—	—

Tangible common equity to tangible assets	8.01%	9.20%	9.93%	10.33%	10.51%

Non-interest expense	$68,231	$40,382	$41,441	$40,017	$35,373
Effect of goodwill impairment	(27,156)	—	—	—	—

Non-interest expense, excluding goodwill impairment	$41,075	$40,382	$41,441	$40,017	$35,373

Net (loss) income available to common stockholders	$(34,974)	$1,361	$11,356	$11,112	$9,571
Extraordinary gain, net of tax	—	—	—	—	(2,175)
Effect of goodwill impairment, net of $2,394 tax effect	24,762	—	—	—	—

Net (loss) income available to common stockholders before extraordinary gain, excluding goodwill impairment	$(10,212)	$1,361	$11,356	$11,112	$7,396

Total stockholders’ equity	$141,599	$144,244	$147,693	$144,788	$138,389
Effect of preferred stock	(31,339)	—	—	—	—

Common stockholders’ equity	$110,260	$144,244	$147,693	$144,788	$138,389

Average assets	$1,258,663	$1,258,469	$1,165,948	$1,081,375	$866,946
Effect of average intangible assets	22,382	29,948	30,838	31,699	19,924

Average tangible assets	$1,236,281	$1,228,521	$1,135,110	$1,049,676	$847,022

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Average total stockholders’ equity	$166,804	$148,655	$146,582	$140,467	$107,499
Effect of average preferred stock	(30,205)	—	—	—	—

Average common stockholders’ equity	136,599	148,655	146,582	140,467	107,499

Effect of average intangible assets	(22,382)	(29,948)	(30,838)	(31,699)	(19,924)

Average tangible common stockholders’ equity	$114,217	$118,707	$115,744	$108,768	$87,575

Per Share Data
Book value per common share	$6.72	$8.78	$8.80	$8.15	$7.84
Effect of intangible assets	(0.12)	(1.80)	(1.81)	(1.76)	(1.84)

Tangible book value per common share	$6.60	$6.98	$6.99	$6.39	$6.00

Net (loss) income before extraordinary items, basic	$(2.25)	$0.08	$0.67	$0.64	$0.51
Effect of goodwill impairment, net of tax	1.59	—	—	—	—

Net (loss) income before extraordinary items, excluding goodwill impairment, basic	$(0.66)	$0.08	$0.67	$0.64	$0.51

Net (loss) income before extraordinary items, diluted	$(2.25)	$0.08	$0.66	$0.63	$0.50
Effect of goodwill impairment, net of tax	1.59	—	—	—	—

Net (loss) income before extraordinary items, excluding goodwill impairment, diluted	$(0.66)	$0.08	$0.66	$0.63	$0.50

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is management’s discussion and analysis (MD&A) which should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes included in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K.

Year Ended December 31, 2009

The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2009 and 2008, and results of operations for the three years ended December 31, 2009 as reflected in the audited financial statements.

Overview

CPP Investment

On January 9, 2009, as part of the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP), we agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock (Preferred Shares), Series A, having a liquidation preference of $1,000 per share and (2) a ten-year warrant to purchase up to 823,627 shares of our common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33 million in cash. The Preferred Shares qualify as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

Market Conditions

Most indicators point toward the overall U.S economy transitioning to a gradual recovery period over the balance of 2010. Some economists have indicated that the future recovery may bring with it few new jobs. However, our market received positive news, when, on July 15, 2008, the Volkswagen Group of America, Inc. announced plans to build a $1 billion automobile production facility in Chattanooga, Tennessee. More recently, Volkswagen officials announced a supplier park that could hold 15 or more companies that will be built adjacent to the primary production facility. Additionally, in February 2009, Wacher Chemie AG announced plans to construct a new hyperpure polycrystalline silicon facility in Cleveland, Tennessee. The Wacher investment is also expected to be around $1 billion and will produce silicon that is used by the solar and semiconductor industries.

The Volkswagen plant will bring about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 12,000 indirect jobs to the region. The Wacher plant is expected to add approximately 500 new jobs. We believe the positive economic impact on Chattanooga and the surrounding region will be significant and it may stabilize and possibly increase real estate values and enhance economic activity within our market area.

While the economic recession has resulted in higher unemployment across the country, our market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 8.8% and 8.3%, respectively (as of November 2009, the most recent available data), than the national and Tennessee rates of 10.0% and 10.0%, respectively. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and overall economy, Dalton has been the most negatively impacted region in our footprint. The unemployment rate in the Dalton MSA is 12.7% (as of November 2009) as compared to the Georgia rate of 9.8%. For the Chattanooga and Knoxville MSAs, the number of unemployed workers is decreasing and, as of November 2009, has declined by 12.0% in Chattanooga and 13.1% in Knoxville since the peak in June 2009. We anticipate these positive employment trends to continue into 2010.

Our market area has also benefited from a relatively stable housing market. According to the National Association of REALTORS, the median sales prices of existing single-family homes declined only 5.0% and 5.2% for the Chattanooga and Knoxville MSAs, respectively, from 2008 to 2009 compared to 11.9% for the nation and 8.7% for the census region identified as the South. While real estate values may continue to decline, we are hopeful that housing prices will remain above the state and national levels due to the significant economic investments being made in our market.

Financial Results

As of December 31, 2009, we had total consolidated assets of $1.4 billion, total loans of $952.0 million, total deposits of $1.2 billion and stockholders’ equity of $141.6 million. In 2009, our net loss available to common stockholders was $35.0 million, resulting in net loss of $2.25 per share (basic and diluted). During 2009, we recognized a goodwill impairment of $27.2 million, or $24.8 million after-tax. Excluding the goodwill impairment, our net loss available to common stockholders was $10.2 million, or $0.66 per share (basic and diluted). The goodwill impairment represents a one-time, non-cash accounting adjustment and has no impact on cash flows, liquidity, tangible capital or our ability to conduct business.

As of December 31, 2008, we had total consolidated assets of $1.3 billion, total loans of $1.0 billion, total deposits of $1.1 billion and stockholders’ equity of approximately $144.2 million. In 2008, our net income was $1.4 million, resulting in basic and diluted net income of $0.08 per share.

Net interest income for 2009 declined by $3.0 million primarily as a result of the reductions to the target federal funds rate by the Federal Reserve Board that began in September 2007 and ended in December 2008. The weighted average target fund rate for 2008 was 1.76% compared to 0.25% for 2009. The provision for loan and lease losses increased $9.6 million as a result of declining asset quality and general economic conditions. Noninterest income decreased by $1.3 million, primarily a result of lower deposit fees and lower mortgage loan and related fee income. Noninterest expense, excluding the goodwill impairment of $27.2 million, marginally increased 1.7%, or $693 thousand. Full-time equivalent employees were 347 at December 31, 2009, compared to 361 at December 31, 2008.

Our efficiency ratio, excluding the goodwill impairment, increased to 78.2% in 2009 versus 70.1% in 2008 and 68.8% in 2007. The efficiency ratio for 2009 increased as a result of the combined $4.4 million decline in net interest income and noninterest income and the increase in noninterest expense. We anticipate our efficiency ratio to stabilize and begin to improve during the second half of 2010 as we focus on enhancing revenue while reducing certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio in second half 2010 is contingent on both macro-economic factors, such as changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.

Net interest margin in 2009 was 3.75%, or 32 basis points lower, compared to the prior period of 4.07%. The net interest margin of our peer group (as reported on the December 31, 2009 Uniform Bank Performance Report) was 3.50% and 3.68% for 2009 and 2008, respectively. During 2008 and into 2009, our margin continued to decline to a low of 3.63% for the first quarter of 2009. As loan yields stabilized after the final December 2008 federal funds rate cut and deposit rates continued to reprice at lower market rates, our margin began to trend upward during the second and third quarters of 2009. The issuance of over $161.1 million in brokered deposits in the fourth quarter reversed this trend as the margin in the fourth quarter of 2009 was 3.67%. We anticipate our margin to decline during the first half of 2010 before stabilizing during the second half of 2010. Our expectations are dependent on our ability to raise core deposits, our loan and deposit pricing, and any possible actions by the Federal Reserve Board to the target federal funds rate.

Strategic Initiatives

During 2009 and into 2010, we initiated a set of strategic initiatives to position us appropriately for both short-term stability and long-term success. The following are the primary initiatives with associated target dates for implementation:

Strategic Initiative	Current and/or Potential Impact	Actual/Expected Implementation
Capital

• CPP participation	Received $33 million in Preferred Stock capital	1st quarter 2009

• Capital stress test	Outsourced a SCAP capital stress test to assist in capital planning	4th quarter 2009

Liquidity

• Liquidity enhancement	Increased longer term brokered deposits and excess cash to fund future contractual obligations and prudent investments	1st quarter 2010

Asset Quality
• Asset Quality Committee	Created board-level committee to focus on asset quality	1st quarter 2009

• OREO sales team	Dedicated resources to exclusively sell OREO	1st quarter 2009

• Loan review department expansion	Added resources to increase frequency and coverage of the review of our portfolio	4th quarter 2009

• Extensive loan review	Outsourced an extensive loan review prior to year-end 2009	4th quarter 2009

Credit Administration
• Lines of business	Credit functions aligned by retail and commercial lines of business with dedicated credit officers and staff supporting each portfolio	4th quarter 2009

• Loan underwriting centralization	Ensures consistency in underwriting, pricing, loan structure and policy compliance	2nd quarter 2010

• Collections centralization	Dedicated collections department created to focus on collection of past due loans and recovery of prior charge-offs	2nd quarter 2010

• Loan document preparation centralization	Operational efficiencies and reduction of loan policy exceptions	2nd quarter 2010

The above initiatives are discussed in additional detail throughout MD&A.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in Note 1, “Accounting Policies,” to the consolidated financial statements and are integral to understanding MD&A. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that we reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The following is a description of our critical accounting policies.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established and maintained at levels management deems adequate to absorb credit losses inherent in the portfolio as of the balance sheet date. The allowance is increased through the provision for loan and lease losses and reduced through loan and lease charge-offs, net of recoveries. The level of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, underlying estimated values of collateral securing loans, current economic conditions and other factors as well as the level of specific impairments associated with impaired loans. This process involves our analysis of complex internal and external variables and it requires that we exercise judgment to estimate an appropriate allowance. Changes in the financial condition of individual borrowers, economic conditions or changes to our estimated risks could require us to significantly decrease or increase the level of the allowance. Such a change could materially impact our net income as a result of the change in the provision for loan and lease losses. Refer to the “Provision for Loan and Lease Losses” and “Allowance” sections within MD&A for a discussion of our methodology of establishing the allowance as well as Note 1 to our notes to the consolidated financial statements.

Estimates of Fair Value

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Our available-for-sale securities and held for sale loans are measured at fair value on a recurring basis. Additionally, fair value is used to measure certain assets and liabilities on a non-recurring basis. We use fair value on a non-recurring basis for other real estate owned, repossessions and collateral associated with impaired collateral-dependent loans. Fair value is also used in certain impairment valuations, including assessments of goodwill, other intangible assets and long-lived assets.

Fair value is the price that could be received to sell as asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value in accordance with applicable accounting guidance requires that we make a number of significant judgments. Accounting guidance provides three levels of fair value. Level 1 fair value refers to observable market prices for identical assets or liabilities. Level 2 fair value refers to similar assets or liabilities with observable market data. Level 3 fair value refers to assets and liabilities where market prices are unavailable or impracticable to obtain for similar assets or liabilities. Level 3 valuations require modeling techniques, such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability.

Changes in fair value could materially impact our financial results. Refer to Note 17, “Fair Value Measurements” in the notes to our consolidated financial statements for a discussion of our methodology of calculating fair value.

Goodwill

Our policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. As more fully described below, we recorded a full goodwill impairment during 2009.

Income Taxes

We are subject to various taxing jurisdictions where we conduct business and we estimate income tax expense based on amounts that we expect to owe to these jurisdictions. We evaluate the reasonableness of our effective tax rate based on a current estimate of annual net income, tax credits, non-taxable income, non-deductible expenses and the applicable statutory tax rates. The estimated income tax expense or benefit is reported in the consolidated statements of income.

The accrued tax liability or receivable represents the net estimated amount due or to be received from tax jurisdictions either currently or in the future and are reported in other liabilities or other assets, respectively, in our consolidated balance sheets. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, if or when they occur, could impact accrued taxes and future tax expense and could materially affect our financial results.

We periodically evaluate our uncertain tax positions and estimate the appropriate level of tax reserves related to each of these positions. Additionally, we evaluate our deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 12, “Income Taxes,” in the notes to our consolidated financial statements as well as the Income Taxes section of MD&A for more information.

Results of Operations

We reported a net loss available to common stockholders for 2009 of $35.0 million versus net income for 2008 of $1.4 million and net income for 2007 of $11.4 million. In 2009, net loss per share was $2.25 (basic and diluted) on approximately 15.6 million weighted average shares outstanding. Excluding the goodwill impairment of $24.8 million after-tax, or $27.2 million before-tax, our net loss was $10.2 million, or $0.66 per share (basic and diluted) for 2009. In 2008, the net income of $1.4 million resulted in net income of $0.08 per share (basic and diluted) on approximately 16.0 million weighted average basic shares and 16.1 million weighted average diluted shares. In 2007, the net income of $11.4 million resulted in basic net income per share of $0.67 on approximately 17.0 million shares and diluted net income per share of $0.66 on approximately 17.3 million weighted average shares outstanding.

Net income available to common shareholders in 2009 was significantly below the 2008 level predominately as a result of the goodwill impairment and higher provision expense. Declining margins also resulted in lower net interest income. As of December 31, 2009, we had 39 banking offices, including the headquarters, one leasing/loan production office and 347 full time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2009	Change From Prior Year	Percent Change	2008	Change From Prior Year	Percent Change	2007	Change From Prior Year	Percent Change
	(in thousands, except percentages)
Interest income	$64,007	$(12,081)	(15.9)%	$76,088	$(7,435)	(8.9)%	$83,523	$8,396	11.2%
Interest expense	21,798	(9,063)	(29.4)%	30,861	(3,740)	(10.8)%	34,601	7,456	27.5%

Net interest income	42,209	(3,018)	(6.7)%	45,227	(3,695)	(7.6)%	48,922	940	2.0%
Provision for loan and lease losses	25,315	9,562	60.7%	15,753	13,598	631.0%	2,155	(29)	(1.3)%

Net interest income after provision for loan and lease losses	16,894	(12,580)	(42.7)%	29,474	(17,293)	(37.0)%	46,767	969	2.1%
Noninterest income	10,335	(1,347)	(11.5)%	11,682	382	3.4%	11,300	683	6.4%
Noninterest expense	68,231	27,849	69.0%	40,382	(1,059)	(2.6)%	41,441	1,424	3.6%

Net (loss) income before income taxes	(41,002)	(41,776)	(5,397.4)%	774	(15,852)	(95.3)%	16,626	228	1.4%
Income tax (benefit) provision	(7,982)	(7,395)	1,259.8%	(587)	(5,857)	(111.1)%	5,270	(16)	(0.3)%

Net (loss) income	(33,020)	(34,381)	(2,526.2)%	1,361	(9,995)	(88.0)%	11,356	244	2.2%
Preferred stock dividends and discount accretion	1,954	1,954	100.0%	—	—	—	—	—	—

Net (loss) income available to common stockholders	$(34,974)	$(36,335)	(2,669.7)%	$1,361	$(9,995)	(88.0)%	$11,356	$244	2.2%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2009, net interest income was $42.2 million, or 6.7% less than the 2008 level of $45.2 million, which was 7.6% less than the 2007 level of $48.9 million.

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

The following table summarizes net interest income on a fully tax-equivalent basis and average yields and rates paid for the years ended December 31, 2009, 2008 and 2007.

Average Consolidated Balance Sheets and Net Interest Analysis

Fully Tax-Equivalent Basis

	For the Years Ended,
	2009			2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
	(fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income[1,2]	$977,758	$57,784	5.91%	$997,371	$69,863	7.00%	$904,490	$77,309	8.55%
Debt securities—taxable	98,797	4,613	4.67%	89,711	4,647	5.18%	90,093	4,545	5.04%
Debt securities—non-taxable [2]	43,134	2,457	5.70%	42,780	2,452	5.73%	43,489	2,493	5.73%
Federal funds sold and other earning assets	30,648	72	0.23%	3,100	49	1.58%	3,005	134	4.46%

Total earning assets	1,150,337	64,926	5.64%	1,132,962	77,011	6.80%	1,041,077	84,481	8.11%

Allowance for loan losses	(20,582)			(12,030)			(10,452)
Intangible assets	22,382			29,948			30,838
Cash & due from banks	15,292			23,280			25,841
Premises & equipment	33,753			34,429			35,799
Other assets	57,481			49,880			42,845

Total assets	$1,258,663			$1,258,469			$1,165,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$61,501	$190	0.31%	$62,911	$327	0.52%	$63,983	$536	0.84%
Money market accounts	126,219	1,567	1.24%	103,137	2,139	2.07%	100,206	2,875	2.87%
Savings deposits	35,986	101	0.28%	35,120	146	0.42%	35,851	293	0.82%
Time deposits less than $100 thousand	244,912	7,183	2.93%	256,664	10,549	4.11%	265,099	13,021	4.91%
Time deposits > $100 thousand	203,052	6,265	3.09%	214,705	9,310	4.34%	216,732	11,147	5.14%
Brokered CDs and CDARS®	157,717	5,317	3.37%	121,736	4,735	3.89%	76,635	3,711	4.84%
Brokered money markets and NOWs	77,683	653	0.84%	4,975	74	1.49%	—	—	—%
Federal funds purchased	335	4	1.19%	23,710	689	2.91%	3,304	173	5.24%
Repurchase agreements	20,828	498	2.39%	34,513	835	2.42%	27,260	734	2.69%
Other borrowings	1,723	20	1.16%	78,108	2,057	2.63%	45,683	2,111	4.62%

Total interest bearing liabilities	929,956	21,798	2.34%	935,579	30,861	3.30%	834,753	34,601	4.15%

Net interest spread		$43,128	3.30%		$46,150	3.50%		$49,880	3.96%

Noninterest bearing demand deposits	150,020			157,746			166,081
Accrued expenses and other liabilities	11,883			16,489			18,532
Stockholders’ equity	160,376			144,622			146,873
Accumulated other comprehensive gain (loss)	6,428			4,033			(291)

Total liabilities and stockholders’ equity	$1,258,663			$1,258,469			$1,165,948

Impact of noninterest bearing sources and other changes in balance sheet composition			0.45%			0.57%			0.83%

Net interest margin			3.75%			4.07%			4.79%

[1]	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

[2]

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $919 thousand, $923 thousand and $958 thousand for the three years ended December 31, 2009, 2008 and 2007.

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	2009 compared to 2008 increase (decrease) in interest income and expense due to changes in:			2008 compared to 2007 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Loans, net of unearned income	$(1,561)	$(10,518)	$(12,079)	$7,939	$(15,385)	$(7,446)
Debt Securities—taxable	457	(491)	(34)	(19)	121	102
Debt Securities—non-taxable	14	(9)	5	(41)	—	(41)
Federal funds sold and other earning assets	434	(411)	23	4	(89)	(85)

Total earning assets	(656)	(11,429)	(12,085)	7,883	(15,353)	(7,470)

Interest bearing liabilities:
NOW accounts	(8)	(129)	(137)	(6)	(203)	(209)
Money market accounts	472	(1,044)	(572)	84	(820)	(736)
Savings deposits	3	(48)	(45)	(6)	(141)	(147)
Time deposits less than $100 thousand	(511)	(2,855)	(3,366)	(414)	(2,058)	(2,472)
Time deposits > $100	(529)	(2,516)	(3,045)	(104)	(1,733)	(1,837)
Brokered CDs and CDARS®	1,383	(801)	582	2,184	(1,160)	1,024
Brokered money market accounts	1,078	(499)	579	74	—	74
Federal funds purchased	(679)	(6)	(685)	1,068	(552)	516
Repurchase agreements	(332)	(5)	(337)	195	(94)	101
Other borrowings	(2,012)	(25)	(2,037)	1,498	(1,552)	(54)

Total interest bearing liabilities	(1,135)	(7,928)	(9,063)	4,573	(8,313)	(3,740)

Increase (decrease) in net interest income	$479	$(3,501)	$(3,022)	$3,310	$(7,040)	$(3,730)

Net Interest Income—Volume and Rate Changes

Interest income in 2009 was $64.0 million, a 16% decrease over the 2008 level of $76.1 million, which was a 9% decrease over the 2007 level of $83.5 million. For 2009, average interest-earning assets increased 2% to $1.2 billion. However, the associated increase in earnings from the higher volumes was offset by the decline in the yields of earning assets and a shift in earning assets, as discussed in additional detail below. The decrease in interest income from 2007 to 2008 was due to the impact of the reductions in yields exceeding the impact of the increases in the volume of earning assets. Average loans in 2009 were $977.8 million, a decrease of $19.6 million, or 2%. Average taxable debt securities increased $9.1 million, or 10%. Other earning assets increased $27.5 million to $30.6 million. The largest component of other earning assets is our interest bearing account at the Federal Reserve Bank of Atlanta that averaged $23.0 million during 2009. This account yields approximately 25 basis points. The increase in average taxable debt securities and other earning assets was funded by the reductions in loans and increases in brokered deposits. The impact on interest income from the decline in average loans fully offset the increases in the other categories of earning assets. The total impact on interest income from changes in volume was a reduction of $656 thousand comparing 2009 to 2008.

The reduction in yield of average earnings assets reduced interest income by $11.4 million, accounting for 95% of the total decline, on a fully tax equivalent basis from 2008 to 2009. The tax equivalent yield on earning assets decreased 116 basis points in 2009 to 5.64% from 6.80% in 2008, which was 131 basis points lower than 2007. The reduction in yield on loans for 2009 was 109 basis points, which was a result of the full impact of the 2008 cuts in the federal funds rate. From September 2007 to December 2008, the Federal Reserve Board reduced the target federal funds rate by 500 basis points to a target rate of 0.25%. Throughout the last twenty-four months, we had an asset sensitive balance sheet, which means that earning assets reprice faster than interest bearing liabilities and thus interest income declines faster than interest expense in a declining rate environment.

Total interest expense was $21.8 million in 2009 compared to $30.9 million in 2008 and $34.6 million in 2007. Interest expense for 2009 decreased due to the reduced cost of funds as well as reduced volumes of interest bearing liabilities. Interest expense for 2008 decreased due to the reduced cost of funds despite the additional volumes of interest bearing liabilities. Average interest bearing liabilities declined by $5.6 million, or 1%, to $930.0 million for 2009 compared to 2008. During 2009, we replaced non-deposit liabilities, primarily short-term other borrowings, with long-term brokered deposits. Average interest bearing liabilities, excluding average deposits, declined by $113.4 million while average brokered deposits increased $108.7 million. In-market certificates of deposits declined by $23.4 million, or 5%, while money markets increased $23.1 million, or 22%. The total impact on the changes in volume of average interest bearing liabilities was a decline in interest expense of $1.1 million. Comparing 2008 to 2007, average interest bearing liabilities increased $100.8 million, or 12%, to $935.6 million. During 2008, average brokered deposits increased by $49.7 million, or 65%, average other borrowings increased by $32.4 million, or 71%, and average Federal Funds purchased increased by $20.4 million from $3.3 million to $23.7 million. These increases in non-core deposits were primarily used to fund our loan growth for 2008.

The reduction of costs on interest bearing liabilities reduced interest expense by $7.9 million, accounting for 87% of the total change of $9.1 million comparing 2008 to 2009. Deposit pricing, especially for time deposits, typically lags changes in the target federal funds rate, and therefore we realized a consistent but gradual reduction in our costs of deposits throughout 2009. The average rate paid on interest bearing liabilities for 2009 decreased by 96 basis points from 3.30% to 2.34%. Beginning in the second half of 2008 and continuing into 2009, we decided to fortify our balance sheet and improve our contingent funding plans so we significantly reduced our overnight borrowings and replaced them with brokered deposits. During the fourth quarter of 2009, we took advantage of historically low rates and further extended our brokered CD ladder. We issued approximately $161.1 million of brokered CDs during the fourth quarter of 2009 with a weighted average maturity of 41 months and weighted average rate of 2.72%. The bulk of these funds were placed in our interest-bearing account at the Federal Reserve Bank of Atlanta. These funds will serve as excess liquidity to fund contractual obligations or prudent investments. Comparing 2007 to 2008, the average rate paid on average interest bearing liabilities decreased 85 basis points to 3.30% from 4.15%. Our rate decreases in 2008 were a reflection of the market conditions.

We expect average loans to continue to decline in 2010 while all other earnings assets increase or are comparable to the 2009 levels. The average yield on loans in 2010 should be comparable to 2009 while the overall yield on earning assets may decline in 2010 due to the increase in interest-bearing cash and the associated lower yield. We expect average interest bearing liabilities to be comparable with a shift from average other borrowings to average brokered CDs. Rates paid on deposits are expected to be consistent with 2009 rates.

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

First Security’s net interest rate spread (on a tax equivalent basis) was 3.30% in 2009, 3.50% in 2008 and 3.96% in 2007, while the net interest margin (on a tax equivalent basis) was 3.75% in 2009, 4.07% in 2008 and 4.79% in 2007. The decrease in the net interest spread and net interest margin for 2009 was primarily due to the full-year impact of the 2008 Federal Reserve Board cuts to the target federal funds rate, partially offset by the repricing of our deposits. The 2008 decline from 2007 was also due to the Federal Reserve Board rate cuts. During 2008, approximately 47% of our loans repriced simultaneously with changes to an associated index (such as Prime, which is driven by the target federal funds rate), while only approximately 11% of our liabilities repriced simultaneously. As such, the 2008 target rate reductions by the Federal Reserve Board had an immediate negative impact on our net interest spread and net interest margin. Additionally, a decline in average noninterest bearing deposits for 2009 contributed an additional 12 basis points to the reduction in net interest margin. For 2009, noninterest bearing deposits contributed 45 basis points to the net interest margin, as compared to 57 basis points during 2008.

In October 2007, we entered into cash flow swaps with a $50 million total notional value. The swaps exchanged a portion of our Prime-based variable rate payments for fixed rate payments. The fixed rate was appropriately 7.72%. On March 26, 2009, we elected to terminate the interest rate swaps for $5.8 million due to increasing counterparty credit risk. By terminating the swaps, we locked in the gain, which is accreting into interest income over the remaining life of the originally hedged items. The 2009 terminated swaps, combined with swaps we terminated in 2007, added approximately $2.3 million to interest income in 2009. For 2010, we estimate the terminated swaps will add approximately $2.0 million to interest income.

We anticipate our net interest spread and net interest margin to decline during the first half of 2010 before stabilizing or increasing in the second half of 2010. The anticipated decline is associated with the negative spread created in the fourth quarter of 2009 by issuing brokered deposits and placing the bulk of the proceeds in our interest-bearing account at the Federal Reserve Bank of Atlanta. The stabilization for the second half of 2010 depends on multiple factors, including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during 2009 increased $9.6 million to $25.3 million compared to $15.8 million in 2008 and $2.2 million in 2007. Net charge-offs totaled $16.2 million for 2009, $9.3 million for 2008 and $1.1 million for 2007. Net charge-offs as a percentage of average loans were 1.66% in 2009, 0.93% in 2008 and 0.12% in 2007 and our Bank’s peer group averages (as reported in the December 31, 2009 Uniform Bank Performance Report) were 1.48%, 0.80% and 0.24% in 2009, 2008 and 2007, respectively.

The increase in our provision for loan and lease losses in 2009 relative to 2008 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of impaired, past due, charged-off, classified and non-performing loans, as well as increased environmental risk factors due to the general economic conditions. During 2009, we significantly increased our allowance for loan and lease losses from 1.72% of total loans as of December 31, 2008 to 2.78% of total loans as of December 31, 2009. The provision expense associated with this reserve-building was approximately $10.1 million. As of December 31, 2009, we determined our allowance of $26.5 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Loss section of MD&A.

We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio. As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for

2010. Furthermore, the provision expense could materially increase or decrease in 2010 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.

Noninterest Income

Total noninterest income for 2009 was $10.3 million compared to $11.7 million in 2008 and $11.3 million in 2007. The following table presents the components of noninterest income for years ended December 31, 2009, 2008 and 2007.

Noninterest Income

	For the Years Ended
	2009	Percent Change	2008	Percent Change	2007
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$3,550	(14.1)%	$4,135	0.3%	$4,123
Service charges on deposit accounts	1,092	(5.0)%	1,149	6.8%	1,076
Point-of-sale (POS) fees	1,126	7.2%	1,050	11.2%	944
Mortgage loan and related fees	1,025	(29.0)%	1,443	(9.5)%	1,594
Bank-owned life insurance income	1,006	4.0%	967	6.9%	905
Net gain (loss) on sales of available-for-sale securities	—	(100.0)%	146	186.9%	(168)
Other-than-temporary impairment of securities	—	—%	—	100.0%	(584)
Other income	2,536	(9.2)%	2,792	(18.1)%	3,410

Total noninterest income	$10,335	(11.5)%	$11,682	3.4%	$11,300

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $4.6 million, or 45% of total noninterest income for 2009, compared with $5.3 million, or 45% of total noninterest income for 2008, and $5.2 million, or 46% for 2007.

Point-of-sale fees increased 7.2% to $1.1 million in 2009 compared to 2008. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards.

Mortgage loan and related fees for 2009 were $1.0 million, compared to $1.4 million in 2008 and $1.6 million in 2007. As discussed in Note 18 to our consolidated financial statements, we began electing the fair value option under applicable accounting guidance to our held for sale loan originations in February 2008. This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights. The recognition of the income is now concurrent with the origination of the loan. We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results. Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgages originated for sale in the secondary markets totaled $61.1 million for 2009, $67.0 million in 2008 and $80.1 million in 2007. Mortgages sold in the secondary market totaled $61.5 million for 2009, $69.8 million and $83.3 million in 2007. We do not originate sub-prime loans. For 2010, we expect mortgage loan income to be consistent or decline as the volume of refinancing stabilizes or declines should mortgage rates remain consistent or increase.

Bank-owned life insurance income increased to $1.0 million compared to $967 thousand for 2008 and $905 thousand for 2007. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. Additionally, the insurance death benefit will be a tax free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 6.1% during 2009.

During 2009, we did not sell any available-for-sale securities. During 2008, we sold approximately $13.1 million in senior unsecured debt issued by Freddie Mac and Fannie Mae for a gain of $146 thousand. During 2007, we de-leveraged a portion of our balance sheet by selling approximately $27.0 million in investment securities to pay down our overnight borrowings. This transaction eliminated negative spread. Due to the timing of the sale, the loss on the transaction is reflected through two line items. The other-than-temporary impairment charge represents the loss position of the sold securities as of March 31, 2007. The loss on sale of securities in 2007 represents the change in value of the sold securities from April 1, 2007 until the date of sale.

Other income for 2009 was $2.5 million, compared to the 2008 level of $2.8 million and the 2007 level of $3.4 million. The components of other income primarily consist of ATM fee income, trust fee income, underwriting revenue, safe deposit box fee income and gains on sales of other real estate, repossessions, leased equipment and premises and equipment. Gains on sales declined $127 thousand and trust fees declined $39 thousand in 2009 compared to 2008. We anticipate our fee income to be consistent or to increase in 2010.

Noninterest Expense

Total noninterest expense for 2009 was $68.2 million, compared to $40.4 million in 2008 and $41.4 million in 2007. Noninterest expense for 2009 included a full impairment to goodwill of $27.2 million. Excluding this one-time, non-cash expense, noninterest expense for 2009 was $41.1 million. For 2009, increases in FDIC insurance, professional fees and other expenses offset the savings in salaries and benefits and other expense categories. The following table represents the components of noninterest expense for the years ended December 31, 2009, 2008 and 2007.

Noninterest Expense

	For the Years Ended
	2009	Percent Change	2008	Percent Change	2007
	(in thousands, except percentages)
Salaries and benefits	$20,246	(6.2)%	$21,577	(5.5)%	$22,836
Occupancy	3,418	(2.5)%	3,505	2.2%	3,429
Furniture and equipment	2,473	(19.2)%	3,059	(9.4)%	3,378
Professional fees	2,127	22.0%	1,744	10.6%	1,577
FDIC insurance	1,866	196.7%	629	182.1%	223
Data processing	1,445	(1.2)%	1,463	4.6%	1,399
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	1,308	(1.9)%	1,334	(5.5)%	1,411
Impairment of goodwill	27,156	100.0%	—	—%	—
Intangible asset amortization	485	(39.1)%	796	(19.2)%	985
Communications	716	(0.6)%	720	(1.9)%	734
Printing and supplies	399	(3.2)%	412	(20.9)%	521
Advertising	278	(25.3)%	372	(18.4)%	456
Other expense	6,314	32.3%	4,771	6.2%	4,492

Total noninterest expense	$68,231	69.0%	$40,382	(2.6)%	$41,441

Total salaries and benefits decreased $1.3 million, or 6%, in 2009 as compared to 2008. The decrease in salaries and benefits is primarily related to fewer full-time equivalent employees and a reduction in stock option expense. As of December 31, 2009, we had 39 full service banking offices and one leasing/loan production facility with 347 full-time equivalent employees. As of December 31, 2008, we had 39 full service banking offices and three leasing offices with 361 full-time equivalent employees; as of December 31, 2007, we had 40 full service banking offices and five leasing offices with 371 full-time equivalent employees. As discussed in the Asset Quality section of MD&A, we are adding additional employees in the credit administration and loan review departments and anticipate hiring additional positions in 2010. The future increase in salary and benefits will be partially offset through various cost savings, including personnel reductions.

Total occupancy expense for 2009 decreased by 3% compared with 2008, which was 2% more than total occupancy expense in 2007. The decrease in 2009 was due to cost saving initiatives at our branch locations. The increase in 2008 was primarily due to higher utility costs and higher property taxes. As of December 31, 2009, we leased nine facilities and the land for five branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment, communication, advertising, and printing and supplies expense decreased both in 2009 and 2008 due to cost controls implemented.

Professional fees increased by $383 thousand, or 22%, from 2008 to 2009, and increased by $167 thousand, or 11%, from 2007 to 2008. The increase in 2009 is primarily due to additional legal costs associated with the higher levels of non-performing assets and the arbitration settlement, described further below, as well as a fourth quarter 2009 third-party loan review, as more fully described in the Asset Quality and Non-performing Assets section of MD&A. Professional fees also include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs and potential acquisitions. The increase in 2008 was primarily due to additional legal costs associated with the higher levels of nonperforming assets. We anticipate professional fees to be consistent or lower for 2010.

The premium paid for FDIC deposit insurance increased $1.2 million to $1.9 million in 2009 compared to 2008. The expense in 2008 and 2007 was $629 thousand and $223 thousand. For 2009, we recorded a $560 thousand charge for the FDIC special assessment that was paid on September 30, 2009. The remaining increase is due to an across-the-board increase in the FDIC’s assessment calculation, which became effective in 2009 as well as our participation in the Temporary Liquidity Guarantee Program (TLGP), which is funded through add-on premium fees.

During the fourth quarter of 2009, the FDIC approved a rule mandating all banks prepay deposit premium insurance assessments for the three year period ending December 31, 2012. The total prepayment amount factored in an estimated five percent annual growth rate in the deposit base as well as a uniform three basis point increase in the assessment rate effective January 1, 2011. No additional cash payments or refunds are required or issued until the later of the date the prepayment is exhausted or December 30, 2014. The FDIC indicated that it intends the prepayment option to eliminate the need for additional special assessments. On December 31, 2009, we prepaid $6.0 million to the FDIC. The payment did not adversely impact our liquidity.

Data processing expense were consistent from 2008 to 2009. The monthly fees associated with data processing are typically based on transaction volume.

Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets decreased $26 thousand, or 2%, from 2008 to 2009. The decrease is primarily related to fewer write-downs on other real estate owned. Write-downs on other real estate totaled $334 thousand in 2009 compared to $707 thousand in 2008. Losses and write-downs for 2010 are dependent on multiple factors, including the volume of nonperforming assets, as well as changes in the associated market value of those assets.

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

Intangible asset amortization decreased by $311 thousand, or 39%, in 2009 as compared to 2008 and decreased $189 thousand, or 19%, in 2008 compared to 2007. For 2009, core deposit intangible expense declined by $117 thousand compared to 2008. During 2008, a non-compete agreement and a license fee agreement fully amortized, resulting in a combined $194 thousand decline in 2009 expense compared to 2008. The core deposit intangible assets amortize on an accelerated basis over an estimated useful life of ten years. The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2010	2011	2012	2013	2014
	(in thousands)
Core deposit intangible amortization expense	$465	$444	$382	$270	$196

Other expense increased by $1.5 million, or 32%, for 2009 compared to 2008 and increased $279 thousand, or 6%, in 2008 compared to 2007. The increase in 2009 is primarily associated with the $500 thousand arbitration settlement, described below, as well as higher expenses associated with repossessed assets and foreclosed properties, including but not limited to maintenance and repairs, back-taxes and storage costs. The increase in 2008 primarily relates to increases in expenses associated with repossessed assets and other real estate owned.

On January 19, 2010, we settled the $2.3 million arbitration claim involving the April 15, 2009 termination of employment of Lloyd L. Montgomery, III, our former President and Chief Operating Officer. The settlement agreed to pay Mr. Montgomery $500 thousand. The settlement amount was accrued in other expense during 2009. Through the settlement agreement, both parties agreed to release all claims against one another and to dismiss the arbitration claim with prejudice. The settlement agreement also provides that Mr. Montgomery’s confidentiality and non-solicitation obligations under his employment agreement shall remain in effect.

Income Taxes

We recorded income tax benefit of $8.0 million in 2009 compared to a benefit of $587 thousand in 2008 and a tax expense of $5.3 million in 2007. For 2009, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $2.6 million. The goodwill impairment included $20.2 million that was not deductible for tax purposes. Excluding these non-taxable items, our pre-tax 2009 net loss would decrease to approximately $23.4 million, resulting in an effective tax rate of approximately 34%.

At December 31, 2009, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements. During 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties.

At December 31, 2009, we have no valuation allowance associated with our deferred tax assets. In evaluating our deferred tax assets, we use all available information, both quantitative and qualitative. A valuation allowance is required when it is “more-likely-than-not” that some or all of the deferred tax assets will not be realized. At December 31, 2009, we have a deferred tax asset of $7.1 million.

Statement of Financial Condition

Our total assets were $1.4 billion at December 31, 2009, an increase of $77.6 million, or 6%, over 2008. The growth occurred in the fourth quarter of 2009, during which total assets increased by over $150 million, as we enhanced our liquidity and locked-in longer term and historically low-cost brokered deposits. At year-end, the excess funds of nearly $150 million were maintained in our interest-bearing account at the Federal Reserve Bank of Atlanta. The increase in deposits was partially offset by a decline in loans and increase in the allowance for loan and lease losses. During 2010, we anticipate funding prudent investment opportunities through growth in core deposits or with our existing cash reserves.

Loans

Our active efforts to reduce certain credit exposures and their related balance sheet risk, as well as the effects of the economic recession, resulted in declining loan balances during 2009.

Total loans declined $59.6 million, or 6%, comparing year-end 2009 to year-end 2008. During 2009, we actively reduced our exposure to construction and land development loans by $41.5 million, or 21%, and commercial leases by $11.1 million, or 36% compared to December 31, 2008. Most other loan categories declined during 2009 as a result of the economic recession. Commercial real estate loans increased by $25.2 million, or 11%, during 2009. A majority of this growth was in owner-occupied commercial real estate.

During 2008, loan demand was solid for the first three quarters before softening in the fourth quarter due to the recession. Total loans increased 6% from year-end 2007 to year-end 2008. The increase in loans in 2008 is primarily attributable to residential 1-4 family loans increasing $34.1 million, or 13%, commercial real estate increasing $22.7 million, or 11%, and commercial loans increasing $19.9 million, or 14%, compared to 2007.

We will continue to extend prudent loans to credit-worthy consumers and businesses during 2010. However, due to the current economic environment, we anticipate our loans may remain stable or possibly decline in the near term. Funding of future loans may be restricted by our ability to raise core deposits, although we may use our current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

The following table presents a summary of the loan portfolio by category for the last five years.

Loans Outstanding

	As of December 31,
	2009	Percent Change	2008	Percent Change	2007	Percent Change	2006	Percent Change	2005
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$281,354	(5.1)%	$296,454	13.0%	$262,373	6.7%	$246,005	11.4%	$220,760
Commercial	259,819	10.7%	234,630	10.7%	211,931	29.4%	163,836	10.6%	148,172
Construction	153,144	(21.3)%	194,603	(10.1)%	216,583	27.7%	173,652	48.0%	117,352
Multi-family and farmland	37,960	10.8%	34,273	91.6%	17,887	(12.9)%	20,544	(7.4)%	22,194

	732,277	(3.6)%	759,960	7.2%	708,774	17.3%	604,037	18.8%	508,478
Commercial loans	146,016	(7.5)%	157,906	14.4%	138,015	13.7%	121,385	11.4%	108,974
Consumer loans	48,927	(16.1)%	58,296	(7.7)%	63,156	(6.9)%	67,858	4.9%	64,694
Leases, net of unearned income	19,730	(36.1)%	30,873	(25.8)%	41,587	(20.1)%	52,039	(17.7)%	63,205
Other	5,068	11.4%	4,549	189.2%	1,573	(30.8)%	2,274	(31.3)%	3,308

Total loans	952,018	(5.9)%	1,011,584	6.1%	953,105	12.4%	847,593	13.2%	748,659
Allowance for loan and lease losses	(26,492)	52.4%	(17,385)	58.7%	(10,956)	9.9%	(9,970)	(1.5)%	(10,121)

Net loans	$925,526	(6.9)%	994,199	5.5%	$942,149	12.5%	$837,623	13.4%	$738,538

Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

Loans by Collateral Type

	As of December 31,
	2009	% of Loans	2008	% of Loans	2007	% of Loans	2006	% of Loans	2005	% of Loans
	(in thousands, expect percentages)
Secured by real estate:
Construction and land development	$153,144	16.1%	$194,603	19.2%	$216,583	22.7%	$173,652	20.5%	$117,352	15.7%
Farmland	12,077	1.3%	11,470	1.1%	6,870	0.7%	10,243	1.2%	12,799	1.7%
Home equity lines of credit	88,770	9.3%	88,708	8.8%	80,326	8.4%	76,872	9.1%	78,387	10.5%
Residential first liens	181,740	19.1%	196,734	19.4%	172,003	18.0%	159,172	18.8%	133,743	17.8%
Residential junior liens	10,844	1.1%	11,012	1.1%	10,044	1.1%	9,961	1.2%	8,630	1.2%
Multi-family residential	25,883	2.7%	22,803	2.3%	11,017	1.2%	10,301	1.2%	9,395	1.2%
Non-farm and non-residential	259,819	27.3%	234,630	23.2%	211,931	22.3%	163,836	19.3%	148,172	19.8%

Total Real Estate	732,277	76.9%	759,960	75.1%	708,774	74.4%	604,037	71.3%	508,478	67.9%

Other loans:
Commercial—leases, net of unearned	19,730	2.1%	30,873	3.1%	41,587	4.4%	52,039	6.1%	63,205	8.4%
Commercial and industrial	146,016	15.4%	157,906	15.6%	138,015	14.5%	121,385	14.3%	108,974	14.6%
Agricultural production	2,151	0.2%	1,945	0.1%	1,344	0.1%	1,962	0.2%	2,401	0.3%
Credit cards and other revolving credit	—	—%	—	—%	—	—%	1,513	0.2%	1,353	0.2%
Consumer installment loans	48,927	5.1%	58,296	5.8%	63,156	6.6%	66,345	7.8%	63,341	8.5%
Other	2,917	0.3%	2,604	0.3%	229	0.0%	312	0.1%	907	0.1%

Total other loans	219,741	23.1%	251,624	24.9%	244,331	25.6%	243,556	28.7%	240,181	32.1%

Total loans	$952,018	100.0%	$1,011,584	100.0%	$953,105	100.0%	$847,593	100.0%	$748,659	100.0%

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2009. Our loan policy does not permit automatic roll-over of matured loans. Nonaccrual loans are included in the three to twelve month bucket.

	Less than three months	Over three months to twelve months	One year to five years	Over five years	Total
	(in thousands)
Construction and land development loans	$71,103	$69,987	$12,054	$—	$153,144
Commercial and industrial loans	64,273	70,507	11,236	—	146,016
All other loans	128,025	258,356	244,231	22,246	652,858

Total	$263,401	$398,850	$267,521	$22,246	$952,018

Allowance for Loan and Lease Losses

Allowance—Overview

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared by our credit administration department and presented to our Board of Directors or the Directors’ Asset Quality Committee on at least a quarterly basis. Based on our analysis, we may determine that our future provision expense needs to increase or decrease in order for us to remain adequately reserved for probable loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.

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

Allowance—Loan Pools

As indicated in the Allowance—Overview above, we analyze our allowance by segregating our portfolio into three primary groupings: impaired, classified and pass risk rated loans. Impaired loans are individually evaluated, as further discussed below. Classified loans are segregated first by loan risk rating and then into homogeneous pools based on loan type, collateral or purpose of proceeds. Non-classified loans are grouped into homogeneous pools based on loan type, collateral or purpose of proceeds. We believe our loan pools conform to regulatory and accounting guidelines.

Impaired loans generally include those loans with a risk rating of substandard/nonaccrual or doubtful. For these loans, we determine the impairment based upon one of the following methods: (1) discounted cash flows, (2) observable market pricing or (3) the fair value of the collateral. A majority of our portfolio is secured by real estate and as such, we primarily use the fair value of the collateral to determine impairment. The amount of the estimated loss, if any, is then specifically reserved in a separate component of the allowance.

For classified loans, we first separate into the loan risk rating classifications of special mention and substandard. These two groups are then further segregated into homogeneous pools based on loan type, collateral or purpose of proceeds. Each of these pools is evaluated individually and is assigned a loss factor based on our best estimate of the loss that potentially could be realized in that pool of loans. The loss factor is the sum of an objectively calculated historical loss percentage and a subjectively calculated risk percentage. The actual annual historical loss factor is typically a weighted average of each period’s loss. For the historical loss factor, we utilize a migration loss analysis. Each period may be assigned a different weight depending on certain trends and circumstances. The subjectively calculated risk percentage is the sum of eight qualitative and environmental risk categories. These categories are evaluated separately for each pool. The eight risk categories are: (1) underlying collateral value, (2) lending practices and policies, (3) local and national economies, (4) portfolio volume and nature, (5) staff experience, (6) credit quality, (7) loan review and (8) competition, regulatory and legal issues.

Allowance—Loan Risk Ratings

A consistent and appropriate loan risk rating methodology is a critical component of the allowance. We classify loans as: pass, special mention, substandard, doubtful or loss. The following describes our loan classifications and the various risk indicators associated with each risk rating.

A pass rating is assigned to those loans that are performing as contractually agreed and do not exhibit the characteristics of the criticized and classified risk ratings as defined below. Pass loan pools do not include the unfunded portions of binding commitments to lend, standby letters of credit, deposit secured loans or mortgage loans originated with commitments to sell in the secondary market. Loans secured by segregated deposits held by FSGBank are not required to have an allowance reserve, nor are originated held-for-sale mortgage loans pending sale in the secondary market.

A special mention loan risk rating is considered criticized but is not considered as severe as a classified loan risk rating. Special mention loans contain one or more potential weakness(es), which if not corrected, could result in an unacceptable increase in credit risk at some future date. These loans may be characterized by the following risks and/or trends:

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

A substandard loan risk rating is characterized as having specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic, or managerial nature, and may warrant non-accrual status. Substandard loans have a greater likelihood of loss and may require a protracted work-out plan. In addition to the factors listed for special mention loans, substandard loans may be characterized by the following risks and/or trends:

Loans to Businesses:

•	Sustained losses that have severely eroded equity and cash flows

•	Concentration in illiquid assets

•	Serious management problems or internal fraud

•	Chronic trade payable slowness; may be placed on COD or collection by trade creditor

•	Inability to access other funding sources

•	Financial statements with adverse opinion or disclaimer; may be received late

•	Insufficient documented cash flows to meet contractual debt service requirements

Loans to Businesses or Individuals:

•	Chronic or severe delinquency or has met the retail classification standards which is generally past dues greater than 90 days

•	Frequent overdrafts

•	Likelihood of bankruptcy exists

•	Serious documentation deficiencies

•	Reliance on secondary sources of repayment which are presently considered adequate

•	Demand letter sent

•	Litigation may have been filed against the borrower

Loans with a risk rating of doubtful are individually analyzed to determine our best estimate of the loss based on the most recent assessment of all available sources of repayment. Doubtful loans are considered impaired and placed on nonaccrual. For doubtful loans, the collection or liquidation in full of principal and/or interest is highly questionable or improbable. We estimate the specific potential loss based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. The amount of the estimated loss, if any, is then either specifically reserved in a separate component of the allowance or charged-off. In addition to the characteristics listed for substandard loans, the following characteristics apply to doubtful loans:

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

The consistent application of the above loan risk rating methodology ensures we have the ability to track historical losses and appropriately estimate potential future losses in our allowance. Additionally, appropriate loan risk ratings assist us in allocating credit and special assets in the most effective manner. Significant changes in loan risk ratings can have a material impact on the allowance and thus a material impact on our financial results by requiring significant increases or decreases in provision expense.

Allowance—Analysis and Discussion

The following table presents an analysis of the changes in the allowance for loan and lease losses for the past five years. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $24 thousand, $24 thousand, $40 thousand, $120 thousand and $0 for 2009, 2008, 2007, 2006 and 2005, respectively. The reserve for unfunded commitments is included in other liabilities in our consolidated balance sheets.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the Years Ending December 31,
	2009	2008	2007	2006	2005
	(in thousands, except percentages)
Allowance for loan and lease losses—
Beginning of period	$17,385	$10,956	$9,970	$10,121	$8,312
Provision for loan and lease losses	25,291	15,729	2,115	2,064	2,922
Additions due to business combinations	—	—	—	—	1,261

Sub-total	42,676	26,685	12,085	12,185	12,495

Charged-off loans:
Real estate—residential 1-4 family	1,772	1,492	216	751	164
Real estate—commercial	1,505	—	107	1	97
Real estate—construction	1,718	982	44	24	55
Real estate—multi-family and farmland	58	—	100	12	—
Commercial loans	8,109	3,468	133	943	768
Consumer installment loans and Other	1,217	2,350	575	535	894
Leases, net of unearned Income	2,214	1,227	692	455	900

Total charged-off	16,593	9,519	1,867	2,721	2,878

Recoveries of charged-off loans:
Real estate—residential 1-4 family	35	25	103	47	88
Real estate—commercial	9	—	91	101	1
Real estate—construction	23	1	2	—	12
Real estate—multi-family and farmland	3	6	7	1	3
Commercial loans	166	15	256	83	143
Consumer installment loans and other	167	172	222	269	214
Leases, net of unearned income	6	—	57	5	43

Total recoveries	409	219	738	506	504

Net charged-off loans	16,184	9,300	1,129	2,215	2,374
Allowance for loan and lease losses—end of period	$26,492	$17,385	$10,956	$9,970	$10,121

Total loans—end of period	$952,018	$1,011,584	$953,105	$847,593	$748,659
Average loans	$977,758	$997,371	$940,490	$796,866	$657,928
Net loans charged-off to average loans	1.66%	0.93%	0.12%	0.28%	0.36%
Provision for loan and lease losses to average loans	2.59%	1.58%	0.22%	0.25%	0.44%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.78%	1.72%	1.15%	1.18%	1.35%
Non-performing loans	53.01%	82.16%	193.53%	250.63%	429.58%

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

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate—residential 1-4 family	$5,037	29.6%	$3,760	29.3%	$2,183	27.5%	$1,786	29.1%	$2,262	29.5%
Real estate—commercial	4,525	27.3%	2,599	23.2%	1,350	22.2%	1,483	19.3%	1,952	19.8%
Real estate—construction	6,706	16.0%	3,919	19.2%	1,594	22.7%	1,613	20.5%	665	15.7%
Real estate—multi-family and farmland	766	4.0%	366	3.4%	163	1.9%	170	2.4%	183	3.0%
Commercial loans	6,953	15.4%	3,149	15.6%	2,638	14.5%	2,278	14.3%	2,440	14.6%
Consumer loans	1,107	5.1%	872	5.8%	778	6.6%	841	8.0%	864	8.6%
Leases, net of unearned income	1,386	2.1%	2,588	3.1%	2,134	4.4%	1,639	6.1%	1,505	8.4%
Other and unallocated	12	0.5%	132	0.4%	116	0.2%	160	0.3%	250	0.4%

Total	$26,492	100.0%	$17,385	100.0%	$10,956	100.0%	$9,970	100.0%	$10,121	100.0%

[1]	Represents the percentage of loans in each category to total loans.

Over the last twelve to eighteen months, the allowance significantly increased largely because of the economic downturn and the associated decline in real estate values. These two factors have contributed to a significant increase in classified loans. As of December 31, 2009, the allowance increased $9.1 million, or 52%, compared to December 31, 2008. Of the $9.1 million increase, approximately $1.5 million is associated with increases in specific impairments, while the remaining $7.6 million increase relates to higher levels of risk rated loans as well as increases in the associated loss factors.

As of December 31, 2009, the largest components of the allowance were associated with commercial loans and real estate secured loans. The allowance associated with commercial loans as of December 31, 2009, has increased $3.8 million compared to December 31, 2008. Approximately $1.9 million of the increase relates to specific impairments. The remainder of the increase is a result of higher levels of classified commercial loans. Reduced earnings and cash flow of the associated borrowers due to the economic recession is the primary factor in the increase of classified commercial loans. The allowance associated with real estate construction loans totaled $6.7 million as of December 31, 2009. The decline in real estate values combined with the slowdown in new home sales has increased our classified loans in this category. We consider a number of factors should we decide to downgrade a real estate construction loan, including, but not limited to, the decline in the associated collateral value, the length of time the finished home has been on the market, and the borrower’s ability to begin amortizing the loan. In many cases, a downgraded loan may not be past due or involve a borrower missing scheduled payments; a downgraded loan instead indicates a risk of future non-performance, rather than a measure of actual non-performing loans. As of December 31, 2009, approximately 37% of our nonaccrual loans were current on all contractual interest and principal payments.

We believe that the allowance for loan and lease losses at December 31, 2009 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-performing Assets

Asset Quality Strategic Initiatives for 2009

We consider our asset quality to be of primary importance. At December 31, 2009, our loan portfolio was 68% of total assets. During 2009, as the economy continued to deteriorate, we implemented several significant strategies to further address our asset quality, including:

•	Created a board-level Asset Quality Committee

•	Established a dedicated OREO sales team

•	Restructured our credit department

•	Developed centralized underwriting and collections processes

•	Conducted a third-party loan review, and

•	Expanded our loan review department

The board-level Asset Quality Committee was created during the first quarter of 2009. The committee meets monthly and is charged with providing oversight for (1) action plans associated with significant classified loans and leases, (2) sales plans for OREO and repossessions, (3) reviewing the allowance for loan and lease losses and related impairment recommendations and (4) monitoring asset quality reports, ratios and trends. The committee has assisted management in reviewing significant credit relationships and developing appropriate work-out plans.

During 2009, we moved primary responsibility for the OREO sales process from the special assets department to a dedicated sales team. This enabled our special assets department to focus all of its energy on loan work-outs while centralizing and streamlining the OREO sales process. Our OREO sales team is focused on achieving the proper balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs.

During the fourth quarter of 2009, we began the process of restructuring our credit administration department to add additional depth and expertise. Specifically, the credit department is now aligned by line of business for commercial and retail credit with dedicated credit officers and staff supporting each of these portfolios. The chief credit officer will serve to support both senior credit officers. In all, eight new credit positions were created and six were filled with internal and/or external resources. We are actively seeking to fill the remaining positions, and in all cases, working to reassign qualified internal personnel.

As part of the credit restructuring, we implemented a new loan approval process that included the creation of a centralized management loan committee and eliminated the decentralized structure of our regional committees. The centralized loan committee structure will ensure consistency regarding underwriting, loan structure, loan funding and controls, and policy compliance.

During the fourth quarter of 2009, we engaged an independent consulting firm to conduct an extensive loan review. The primary purpose of the loan review was to evaluate individual credits for compliance with credit and underwriting standards, and to assess the potential impairment of certain credits in which we might experience additional risks of loss. The consultants reviewed over 50% of our entire portfolio. Combining this review with existing loan review processes, approximately 71% of the entire portfolio was reviewed. The efforts of these combined loan reviews included approximately 85% of commercial real estate loans and 95% of construction and land development loans. The results of this review were incorporated in our year-end 2009 financial statements.

Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. The addition of two experienced loan review employees will enable the department to further enhance its risk-based approach and increasing the penetration of our portfolio.

We believe the above initiatives will assist us during the current economic environment as well as position us for growth once economic conditions improve.

Asset Quality and Non-performing Assets Analysis and Discussion

Our asset quality ratios weakened in 2009 compared to 2008, although our ratios remained generally consistent with our peer group (see the Asset Quality Ratios table). As of December 31, 2009, our allowance for loan and lease losses as a percentage of total loans was 2.78% compared to 1.72% as of December 31, 2008. Net charge-offs were 1.66% of average loans for 2009 compared to 0.93% for 2008. Non-performing loans to total loans was 5.25% as of year-end 2009 compared to 2.09% as of year-end 2008. Non-performing assets as a percentage of total assets was 4.83% at year-end 2009 compared to 2.14% at year-end 2008. The allowance as a percentage of total non-performing loans was 53.01% as of year-end 2009 compared to 82.16% for 2008.

Non-performing assets include non-accrual loans, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns related to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

Nonperforming Assets

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands, except percentages)
Nonaccrual loans	$45,454	$18,453	$3,372	$2,653	$1,314
Loans past due 90 days and still accruing	4,524	2,706	2,289	1,325	1,042

Total nonperforming loans	$49,978	$21,159	$5,661	$3,978	$2,356

Other real estate owned	$16,017	$7,145	$2,452	$1,982	$1,552
Repossessed assets	3,881	1,680	1,834	2,231	1,891
Nonaccrual loans	45,454	18,453	3,372	2,653	1,314

Total nonperforming assets	$65,352	$27,278	$7,658	$6,866	$4,757

Nonperforming loans as a percentage of total loans	5.25%	2.09%	0.59%	0.47%	0.31%
Nonperforming assets as a percentage of total assets	4.83%	2.14%	0.63%	0.61%	0.46%
Nonperforming assets and loans 90 days past due to total assets	5.16%	2.35%	0.82%	0.72%	0.56%

The following table provides further information, including classification, for nonaccrual loans and other real estate owned for the past three years, which encompasses the current credit cycle.

Non-Performing Assets—Classification and Number of Units

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Units	Amount	Units	Amount	Units
	(in thousands, except units)
Nonaccrual loans
Construction/development loans	$13,706	36	$9,037	20	$158	2
Residential real estate loans	6,059	52	2,649	10	516	7
Commercial real estate loans	6,156	26	1,991	9	137	1
Commercial and industrial loans	15,397	38	1,228	10	753	2
Commercial leases	2,389	20	3,523	5	1,733	6
Consumer and other loans	1,747	15	25	3	75	2

Total	$45,454	187	$18,453	57	$3,372	20

Other real estate owned
Construction/development loans	$6,243	37	$4,564	27	$1,608	8
Residential real estate loans	5,132	34	1,143	9	215	4
Commercial real estate loans	4,642	14	1,438	4	629	1

Total	$16,017	85	$7,145	40	$2,452	13

Nonaccrual loans totaled $45.5 million, $18.5 million and $3.4 million as of December 31, 2009, 2008 and 2007, respectively. We place loans on nonaccrual when we have concerns relating to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of December 31, 2009, we were not aware of any additional material credits that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. Additionally, there are no significant loans that were recommended for downgrade to nonaccrual by our regulators or the external loan review firm that have not been reflected in the December 31, 2009 nonaccrual loan amount. As previously described, we have individually reviewed each nonaccrual loan for possible impairment. We measure impairment by adjusting the loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

From year-end 2008 to year-end 2009, nonaccrual loans increased by $27.0 million, or 146%. As shown above, commercial and industrial nonaccrual loans increased by $14.2 million to $15.4 million comparing year-end 2008 to year-end 2009. This increase is primarily attributable to one relationship totaling $10.8 million at year-end 2009. This relationship has performed according to the contractual terms. Construction and land development nonaccrual loans increased by $4.7 million and commercial real estate nonaccrual loans increased $4.2 million. These increases primarily relate to the current economic conditions and its impact on our borrowers.

Other real estate owned increased to $16.0 million as of December 31, 2009 compared to $7.1 million as of December 31, 2008. The $3.2 million increase from year-end 2008 to year-end 2009 in commercial real estate is primarily related to the addition of two commercial real estate buildings totaling $2.2 million and one commercial property totaling $640 thousand. The $1.7 million increase in construction/development loans is primarily driven by increases in volume, as the average value per property is approximately $170 thousand. The increase in residential real estate includes two additions in excess of $500 thousand each totaling $1.2 million with the remaining increase associated with volume increases. Our OREO sales team sold 34 properties during 2009 for gross proceeds of $6.3 million resulting in a realization rate of approximately 96% based on the book value at the sales date and approximately 85% realization rate on the originally transferred loan amounts prior to any charge-offs or other adjustments. Our dedicated OREO sales team will continue to market properties in an effort to obtain the highest realization while minimizing the holding period and related costs.

Loans 90 days past due and still accruing were $4.5 million as of December 31, 2009 compared to $2.7 million as of December 31, 2008. Of these past due loans as of December 31, 2009, commercial leases totaled $3.5 million, or 78% of the total past dues. Excluding commercial leases, past due loans improved from $2.6 million to $1.0 million comparing year-end 2009 to year-end 2008.

As of December 31, 2009, we owned repossessed assets, which are carried at fair value, in the amount of $3.9 million compared to $1.7 million as of December 31, 2008. The majority of our repossessions are related to our leasing portfolio that primarily includes trucking and construction equipment leases.

While our nonperforming assets have increased since year-end 2008, our overall asset quality ratios remain comparable with our peer group. Our allowance to average loan ratio of 2.78% represents the 80th percentile within our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), consists of all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of December 31, 2009 compared to our UBPR peer group ratios.

Asset Quality Ratios

	First Security	UBPR Peer Group
Allowance for loan and lease losses to total loans	2.78%	2.03%
Non-performing loans[1] as a percentage of gross loans	5.25%	3.77%
Non-performing loans[1] as a percentage of the allowance	188.65%	170.19%
Non-performing loans[1] as a percentage of equity capital	35.30%	29.87%
Non-performing loans[1] plus OREO as a percentage of gross loans plus OREO	6.82%	4.79%

[1]	Non-performing loans consist of nonaccrual loans and loans 90 days past due that are still accruing.

We believe the positive economic growth within our market area, as discussed in the Overview section, may stabilize and possibly increase real estate values, as well as provide increased overall economic activity in our largest region. Additionally, we believe the strategic initiatives that we are executing within our credit and underwriting functions will also positively impact our ability to reduce our current and future nonperforming assets and improve the related asset quality ratios.

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of December 31, 2009, we had no plans to liquidate a significant amount of any securities, however, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.

Securities in our portfolio totaled $143.0 million at December 31, 2009, compared to $139.3 million at December 31, 2008. We believe our current level of investment securities provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio. As of December 31, 2009, the available-for-sale securities portfolio had unrealized gains of approximately $2.7 million, net of tax, as compared to unrealized gains of $1.2 million, net of tax, at December 31, 2008. Our securities portfolio at December 31, 2009 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and collateralized mortgage obligations (CMOs).

The following table provides the amortized cost of our securities, as of December 31, 2009, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of AFS Investment Securities—Amortized Cost

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal—tax exempt	$3,043	$13,225	$20,201	$4,747	$41,216
Agency bonds	—	11,318	5,908	—	17,226
Agency issued REMICs	5,396	23,920	—	—	29,316
Agency issued mortgage pools	92	39,394	5,632	1,005	46,123
Private label CMOs	238	4,661	—	—	4,899
Other	—	—	—	126	126

Total	$8,769	$92,518	$31,741	$5,878	$138,906

Tax equivalent yield	5.36%	4.57%	5.20%	6.08%	4.83%

The following table details our investment portfolio by type of investment.

Investment Securities by Type—Amortized Cost

	As of December 31,
	2009	2008	2007
	(in thousands)
Securities available-for-sale
Debt securities—
Federal agencies	$17,226	$8,500	$26,124
Mortgage-backed	80,338	85,878	61,720
Municipals	41,216	43,053	42,971
Other	126	125	186

Total	$138,906	$137,556	$131,001

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

As of December 31, 2009, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2009
Federal agencies	$1,982	$16	$—	$—	$1,982	$16
Mortgage-backed	2,375	6	3,086	471	5,461	477
Municipals	1,404	31	617	35	2,021	66
Other	—	—	82	44	82	44

Totals	$5,761	$53	$3,785	$550	$9,546	$603

December 31, 2008
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	6,034	769	—	—	6,034	769
Municipals	10,525	408	—	—	10,525	408
Other	16	109	—	—	16	109

Totals	$16,575	$1,286	$—	$—	$16,575	$1,286

As of December 31, 2009, gross unrealized losses in our portfolio totaled $603 thousand, compared to $1.3 million as of December 31, 2008. The unrealized loss positions in our portfolio are primarily associated with certain private label CMOs, as well as two trust preferred securities. The unrealized losses in mortgage-backed securities consists of five private label CMO securities, with a $456 thousand unrealized loss in one security. This security is rated BAA3 by Moody as of December 31, 2009. This security’s junior tranches experienced a break in yield during the second quarter of 2009. We conducted a thorough review, including multiple stress tests, to determine if an impairment for credit risk had occurred. The Company holds a super senior tranche bond. The results of the analysis currently support full recovery of the investment’s cost. The unrealized losses in other securities are two trust preferred securities. The unrealized losses are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The unrealized losses in the municipal and federal agencies are primarily due to widening credit spreads subsequent to purchase. Based on results of our impairment assessment, the unrealized losses at December 31, 2009 are considered temporary.

As of December 31, 2009, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of December 31, 2009.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$35,817	$36,968
Federal Home Loan Mortgage Corporation	$50,100	$49,186

At December 31, 2009 and 2008, our interest-bearing deposits in banks totaled $152.6 million and $918 thousand, respectively. We are holding our excess liquidity in our Federal Reserve cash account. The yield on the account is 25 basis points.

At December 31, 2009 and 2008, we held $100 thousand in certificate of deposit at other FDIC insured financial institutions. At December 31, 2009 and 2008, we held $24.9 million and $24.0 million, respectively, in bank-owned life insurance.

Deposits and Other Borrowings

Deposits increased by $106.4 million, or 10%, from year-end 2008 to year-end 2009 due to growth in brokered deposits, as well as savings and money market accounts. Excluding the change in brokered deposits, our deposits increased by $23.7 million, or 3%, with savings and money markets accounting for the majority of the increase. Core deposits increased $22.9 million, or 4%, from year-end 2008 to year-end 2009. We define core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100 thousand. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.

Brokered deposits increased $82.7 million, or 32%, from year-end 2008 to year-end 2009. The increase occurred in the fourth quarter of 2009. We issued approximately $86 million of brokered certificates of deposits in December 2009. The issuance enhanced our liquidity position. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network. CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, as a member bank, we have the opportunity to purchase or sell one-way time deposits. At year-end 2009, our CDARS® balance consisted of $18.4 million in one-way buy deposits and $4.8 million in our customers’ reciprocal accounts. Brokered deposits at December 31, 2009 and 2008, were as follows:

	2009	2008
	(in thousands)
Brokered certificates of deposits	$239,283	$141,172
Brokered money market accounts	76,749	78,559
Brokered NOW accounts	514	203
CDARS®	23,204	37,164

	$339,750	$257,098

The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2009.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 or more	$45,482	$35,671	$79,788	$46,524
Brokered certificates of deposit	$10,812	$—	$20,360	$208,111
CDARS®	$1,001	$—	$14,985	$7,218

At December 31, 2009 and 2008, we had securities sold under repurchase agreements with commercial checking customers of $7.9 million and $16.0 million, respectively. We also had a structured repurchase agreement with another financial institution of $10.0 million at December 31, 2009 and December 31, 2008. This agreement has a five-year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement was callable on November 6, 2008, the first anniversary, and quarterly thereafter. The stated maturity is November 2012.

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

The terms of the FHLB advances and other borrowing as of December 31, 2009 are as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2011	6/18/1996*	FHLB fixed rate advance	$1	180 months	7.70%	7/1/2011
2011	9/16/1996*	FHLB fixed rate advance	$2	180 months	7.50%	10/1/2011
2012	9/9/1997*	FHLB fixed rate advance	$2	180 months	7.05%	10/1/2012
2015	1/5/1995	Fixed rate mortgage	$89	240 months	7.50%	1/5/2015

*	Assumed as part of the acquisition of Jackson Bank

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and federal funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2009, our cumulative one-year gap was a positive (or asset sensitive) $377.7 million, or 30% of total earning assets. At December 31, 2008, our cumulative one-year gap was a negative (or liability sensitive) $188.8 million, or 16% of total earning assets. During the fourth quarter of 2009, we issued $161.1 million in brokered certificates of deposits with an average maturity of approximately 3.4 years at a weighted average all-in cost of 2.72%. At December 31, 2009, we held $152.6 million in interest-bearing cash, which was primarily funded through the increased brokered deposits. The issuance combined with the retention of the cash positions us to be asset-sensitive in preparation for future increases in interest rates. We anticipate rates to begin to increase in late 2010 or early 2011, depending on economic conditions.

The following “gap” analysis provides information based the next repricing date or the maturity date. The “Interest Rate Risk Income Sensitivity Summary” table, located in Item 7A incorporates additional assumptions, including prepayments on loans and securities and reinvestments of paydowns and maturities of loans, investments, and deposits. We believe the Income Sensitivity Summary table located in Item 7A provides a more accurate analysis related to interest rate risk.

The following table reflects our rate sensitive assets and liabilities by maturity or the next repricing date as of December 31, 2009. Variable rate loans are shown in the category of due “one to three months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming all payments are made according to the loan’s contractual terms. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not entirely rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 33% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2009
	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years and Non-Rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$152,516	$100	$—	$—	$152,616
Federal funds sold	—	—	—	—	—
Securities	2,113	7,676	55,946	77,310	143,045
Mortgage loans held for sale	1,225	—	—	—	1,225
Loans	536,092	213,369	198,410	2,922	950,793

Total interest earning assets	691,946	221,145	254,356	80,232	1,247,679

Interest bearing liabilities:
Demand deposits	3,434	3,434	55,561	—	62,429
MMDA deposits	23,280	23,280	94,528	—	141,088
Savings deposits	3,646	3,646	29,163	—	36,455
Time deposits	94,688	247,605	109,484	—	451,777
Brokered MMDA	77,263	—	—	—	77,263
Brokered certificates of deposits	10,812	20,360	208,111	—	239,283
CDARS®	1,001	14,985	7,218	—	23,204
Fed funds purchased/repos	7,911	—	10,000	—	17,911
Other borrowings	5	—	—	89	94

Total interest bearing liabilities	222,040	313,310	514,065	89	1,049,504
Noninterest bearing sources of funds	—	—	—	198,175	198,175

Interest sensitivity gap	$469,906	$(92,165)	$(259,709)	$(118,032)	$—

Cumulative sensitivity gap	$469,906	$377,741	$118,032	$—	$—

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on management service fees and dividends from FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $1.4 million as of December 31, 2009, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations, including dividends, and holding company reporting and operations. Additionally, First Security had $8 million outstanding on a subordinated demand note receivable from FSGBank. The note is payable on demand at the option of First Security. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them in an acquisition in order to support continued growth.

On January 27, 2010, to further preserve our capital resources, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

The liquidity of FSGBank refers to the ability or financial flexibility to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis. One of the primary sources of funds for FSGBank is cash generated by repayments of outstanding loans, interest payments on loans, and new deposits. Additional liquidity is available from the maturity and earnings on securities and liquid assets, as well as the ability to liquidate securities available-for-sale.

As of December 31, 2009, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $148.5 million. This increase was funded through the issuance of brokered deposits in the fourth quarter of 2009. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

As a member of the FHLB, FSGBank has attained short and long-term borrowing capability secured by a blanket lien on its qualifying 1-4 family first mortgage loan portfolio. As of December 31, 2009, the outstanding term borrowings were $5 thousand. FSGBank also used its borrowing capacity at the FHLB to purchase a $9.0 million letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. As of December 31, 2009, our unused borrowing capacity (using 1-4 family first mortgage loans) at the FHLB was $76.0 million compared to $131.1 million (using 1-4 family first mortgage and commercial real estate loans) at year-end 2008. The FHLB maintains standards for loan collateral files as well as asset quality. Therefore, our borrowing capacity may be restricted if our asset quality reaches certain thresholds or if collateral files have exceptions, such as expired property insurance.

FSGBank also had unsecured federal funds lines in the aggregate amount of $50.0 million at December 31, 2009 under which it can borrow funds to meet short-term liquidity needs. The federal funds lines were fully available at year-end 2009. Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of year-end, we had $10.9 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. We may also pledge investment securities against a line of credit at a commercial bank as an additional source of short-term funding. As of year-end, we had no borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business.

We utilize brokered deposits to provide an additional source of funding for loan growth. As of December 31, 2009, we had $239.3 million in brokered CDs outstanding with a weighted average remaining life of approximately 31 months, a weighted average coupon rate of 2.60% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.85%. Additionally, we had $77.3 million in brokered money market accounts and brokered NOW accounts. Our CDARS® product had $23.2 million at December 31, 2009, with a weighted average coupon rate of 2.24% and a weighted average remaining life of approximately 14 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. Management believes that our liquidity sources are adequate to meet our operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $231.0 million and $16.1 million at year-end, respectively. The following table illustrates our significant contractual obligations at December 31, 2009 by future payment period.

Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit[1]	$451,777	$342,293	$104,910	$4,574	$—
Brokered certificates of deposit[1]	239,283	31,172	114,084	94,027	—
CDARS®[1]	23,204	15,986	6,761	457	—
Federal funds purchased and securities sold under agreements to repurchase[2]	17,911	7,911	10,000	—	—
FHLB borrowings[3]	5	—	5	—	—
Operating lease obligations[4]	3,577	861	855	348	1,513
Commitment to fund affordable housing investments[5]	4,185	4,185	—	—	—
Note payable[6]	89	14	34	39	2

Total	$740,031	$402,422	$236,649	$99,445	$1,515

[1]

Time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposits, see “Deposits and Other Borrowings.”

[2]	We expect securities repurchase agreements to be re-issued and, as such, they do not necessarily represent an immediate need for cash.

[3]	For more information regarding FHLB borrowings, see “Deposits and Other Borrowings.”

[4]	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

[5]

We have commitments to certain investments in affordable housing and historic building rehabilitation projects in Tennessee. The investments entitle us to receive historic tax credits and low-income housing tax credits.

[6]	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

Net cash provided by operations in 2009 totaled $6.1 million compared to $14.2 million and $21.6 million for 2008 and 2007, respectively. Cash flows from operations in 2009 were reduced primarily due to increased in other assets, partially offset by higher net earnings before provision expense and the goodwill impairment. Net cash used in investing activities totaled $117.0 million in 2009 compared to $83.0 million and $86.3 million for 2008 and 2007, respectively. The increase in investing activities is primarily due to the increase in interest bearing deposits in banks. This increase totaled $151.7 million for 2009, which is principally the increase in our Federal Reserve Bank of Atlanta interest bearing account. This increase was partially offset by the change in net loan originations and payments. For 2009, loan principal collections exceeded originations by $23.0 million compared to originations exceeding principal collections by $78.3 million and $114.0 million for 2008 and 2007, respectively. Net cash flows from financing activities increased to $110.9 million compared to $64.6 million and $64.0 million in 2007, respectively. The increase in 2009 is a result of the $33.0 million received as part of the TARP investment and an increase in deposits compared to 2008.

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

The following table compares the required capital ratios maintained by First Security and FSGBank.

Regulatory Capital Ratios

December 31, 2009	Well Capitalized		Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%		4.0%	12.7%	11.6%
Total capital to risk adjusted assets	10.0%		8.0%	14.0%	12.8%
Leverage ratio	5.0	%(1)	4.0%	10.6%	9.6%

December 31, 2008	Well Capitalized		Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%		4.0%	9.9%	9.4%
Total capital to risk adjusted assets	10.0%		8.0%	11.1%	10.7%
Leverage ratio	5.0	%(1)	4.0%	8.7%	8.3%

(1)

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

In October 2009, we engaged a nationally recognized, independent consulting firm to complete a stress test of our loan portfolio and to gauge the potential impact of future deterioration in asset quality on our capital position based on different economic scenarios. The method for stress testing the portfolio was based on the technique used by the federal regulators to evaluate the nation’s largest 19 financial institutions in the Supervisory Capital Assessment Program. The results from this stress test are not a prediction of the most likely scenario that exists for us, but rather provide an estimate of losses that we might incur if the current economic environment continues to worsen under certain adverse scenarios. The primary purpose of the stress test was to analyze the adequacy of our capital position against the risks inherent in our loan portfolio in an environment consisting of extremely detrimental economic circumstances. The stress test was tailored to reflect the risk inherent in our portfolio and markets. In December 2009, the independent consulting firm completed the stress test, which indicated that, assuming First Security experienced the credit losses projected under a “more adverse” scenario, we would need to raise and downstream to FSGBank a minimal amount of approximately $200 thousand to satisfy current regulatory well capitalized standards at December 31, 2010. The review also found we would need to raise and downstream to FSGBank approximately $31.4 million to satisfy these standards if it repaid all TARP funds. In the event that the OCC requires FSGBank to maintain a tier 1 leverage ratio of at least 9.0% and a total risk-based capital ratio of at least 12.0%, we would need to raise and downstream to FSGBank approximately $22.8 million to satisfy these standards, assuming that the TARP funds are not repaid.

On January 27, 2010, to further preserve our capital resources, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2009 and 2008, was as follows:

Unfunded Loan Commitments

	2009	2008
	(in thousands)
Commitments to Extend Credit	$185,639	$278,011
Standby Letters of Credit	$16,077	$21,880

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

Recent Accounting Developments

As discussed in Note 1 to our consolidated financial statements, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC or Codification) in June 2009. The Codification is the single source of authoritative accounting principles recognized by the FASB for the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the FASB Accounting Standards Codification carries an equal level of authority, with this Statement superseding all then-existing non-SEC accounting and reporting standards as of its effective date. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (ASUs) that will serve only to update the Codification.

The following items represent accounting changes that have been issued but are not currently effective. Refer to the Notes to our consolidated financial statements for accounting changes that became effective during the current periods.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), which updates ASC 820 to require disclosure of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy, as well as disclosure of an entity’s policy for determining when transfers between all levels of the hierarchy are recognized. ASC 820, as amended, also provides enhanced disclosure requirements regarding purchases, sales, issuances, and settlements related to recurring Level 3 measurements, and requires separate disclosure in the Level 3 reconciliation of total gains and losses recognized in other comprehensive income. The updated provisions of ASC 820 require that fair value measurement disclosures be provided by each “class” of assets and liabilities, and that disclosures providing a description of the valuation techniques and inputs used to measure fair value be included for both recurring and nonrecurring fair value measurements classified as either Level 2 or Level 3. The provisions of ASU 2010-06 are effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which will be effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. We are currently assessing the effects of adopting the provisions of ASU 2010-06.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. We are currently assessing the effects of adopting this guidance.

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

Market risk, with respect to First Security, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to the risks inherent to foreign currency. Additionally, as of December 31, 2009, we had no trading assets that exposed us to the risks in market changes.

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

The income simulation analysis projects net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $8.7 million, or 21%, as a result of a 200 basis point decline in rates. The model also predicts a $6.3 million increase in net interest income, or 15%, as a result of a 200 basis point increase in rates. The forecasted results of the model for the 200 basis point increase are within the limits specified by our guidelines. The forecasted results for a decline in rates is not within our policy limit, however, a 200 basis point decline in rates is not anticipated. The following chart reflects First Security’s sensitivity to changes in interest rates as of December 31, 2009. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in similar instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

	As of December 31, 2009
	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Net interest income	$33,478	$42,209	$49,917
$ change net interest income	(8,729)	—	6,314
% change net interest income	(20.68)%	0.00%	14.96%

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

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Security Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of First Security Group, Inc. and subsidiary’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 16, 2010

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(in thousands, except share data)
ASSETS
Cash and Due from Banks	$23,220	$23,222
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—

Cash and Cash Equivalents	23,220	23,222

Interest Bearing Deposits in Banks	152,616	918

Securities Available-for-Sale	143,045	139,305

Loans Held for Sale (at fair value)	1,225	1,609
Loans	950,793	1,009,975

Total Loans	952,018	1,011,584
Less: Allowance for Loan and Lease Losses	26,492	17,385

	925,526	994,199

Premises and Equipment, net	33,157	33,808

Goodwill	—	27,156

Intangible Assets	1,918	2,404

Other Assets	74,352	55,215

TOTAL ASSETS	$1,353,834	$1,276,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits—
Noninterest Bearing Demand	$151,174	$150,047
Interest Bearing Demand	62,429	61,402
Savings and Money Market Accounts	177,543	151,259
Certificates of Deposit of less than $100 thousand	244,312	249,978
Certificates of Deposit of $100 thousand or more	207,465	206,502
Brokered Deposits	339,750	257,098

Total Deposits	1,182,673	1,076,286
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	17,911	40,036
Security Deposits	1,376	2,078
Other Borrowings	94	2,777
Other Liabilities	10,181	10,806

Total Liabilities	1,212,235	1,131,983

STOCKHOLDERS’ EQUITY
Preferred Stock—no par value—10,000,000 shares authorized; 33,000 issued as of December 31, 2009; none issued as of December 31, 2008	31,339	—
Common Stock—$.01 par value—50,000,000 shares authorized; 16,418,327 shares issued for 2009 and 16,419,883 shares issued for 2008	114	114
Paid-In Surplus	111,964	111,777
Common Stock Warrants	2,006	—
Unallocated ESOP Shares	(6,193)	(5,944)
(Accumulated Deficit) Retained Earnings	(3,823)	32,387
Accumulated Other Comprehensive Income	6,192	5,910

Total Stockholders’ Equity	141,599	144,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,353,834	$1,276,227

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

	2009	2008	2007
INTEREST INCOME
Loans, including fees	$57,772	$69,846	$77,288
Debt Securities—taxable	4,555	4,588	4,473
Debt Securities—non-taxable	1,608	1,605	1,628
Other	72	49	134

Total Interest Income	64,007	76,088	83,523

INTEREST EXPENSE
Interest Bearing Demand Deposits	190	327	536
Savings Deposits and Money Market Accounts	1,668	2,285	3,168
Certificates of Deposit of less than $100 thousand	7,183	10,549	13,021
Certificates of Deposit of $100 thousand or more	6,265	9,310	11,147
Brokered Deposits	5,970	4,809	3,711
Other	522	3,581	3,018

Total Interest Expense	21,798	30,861	34,601

NET INTEREST INCOME	42,209	45,227	48,922
Provision for Loan and Lease Losses	25,315	15,753	2,155

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,894	29,474	46,767

NONINTEREST INCOME
Service Charges on Deposit Accounts	4,642	5,284	5,199
Gain (Loss) on Sales of Available-for-Sale Securities	—	146	(168)
Other-than-Temporary Impairment of Securities	—	—	(584)
Other	5,693	6,252	6,853

Total Noninterest Income	10,335	11,682	11,300

NONINTEREST EXPENSES
Salaries and Employee Benefits	20,246	21,577	22,836
Expense on Premises and Equipment, net of rental income	5,891	6,564	6,807
Impairment of Goodwill	27,156	—	—
Other	14,938	12,241	11,798

Total Noninterest Expenses	68,231	40,382	41,441

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(41,002)	774	16,626
Income Tax (Benefit) Provision	(7,982)	(587)	5,270

NET (LOSS) INCOME	(33,020)	1,361	11,356
Preferred Stock Dividends	1,609	—	—
Accretion of Preferred Stock Discount	345	—	—

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(34,974)	$1,361	$11,356

NET (LOSS) INCOME PER SHARE:
Net (Loss) Income Per Share—Basic	$(2.25)	$0.08	$0.67
Net (Loss) Income Per Share—Diluted	$(2.25)	$0.08	$0.66
Dividends Declared Per Common Share	$0.08	$0.20	$0.20

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Preferred Stock	Common Stock		Paid-In Surplus	Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
		Shares	Amount
BALANCE—December 31, 2006	$—	17,762	$123	$124,293	$—	$26,337	$(871)	$(5,094)	$144,788
Issuance of Common Stock		13		96					96
Comprehensive income—
Net Income						11,356			11,356	$11,356
Change in Net Unrealized (Loss) Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							1,431		1,431	1,431
Fair value of Derivatives, net of tax and reclassification adjustments							2,417		2,417	2,417

Total Comprehensive income										$15,204

Dividends Paid						(3,414)			(3,414)
Stock-based Compensation				633					633
ESOP Allocation				(10)				784	774
Repurchase and Retirement of Common Stock (1,000,000 shares)		(1,000)	(7)	(10,381)					(10,388)

BALANCE—December 31, 2007	—	16,775	116	114,631	—	34,279	2,977	(4,310)	147,693
Issuance of Common Stock		4		—					—
Comprehensive income—
Net Income						1,361			1,361	$1,361
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							598		598	598
Fair value of Derivatives, net of tax and reclassification adjustments							2,335		2,335	2,335

Total Comprehensive income										$4,294

Dividends Paid						(3,253)			(3,253)
Stock-based Compensation				584					584
ESOP Allocation				(637)				1,399	762
ESOP Purchases of Common Stock								(3,033)	(3,033)
Repurchase and Retirement of Common Stock (358,495 shares)		(359)	(2)	(2,801)					(2,803)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Preferred Stock	Common Stock		Paid-In Surplus	Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
		Shares	Amount
BALANCE—December 31, 2008	—	16,420	114	111,777	—	32,387	5,910	(5,944)	144,244
Comprehensive income—
Net Loss						(33,020)			(33,020)	$(33,020)
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							1,575		1,575	1,575
Fair value of Derivatives, net of tax and reclassification adjustments							(1,293)		(1,293)	(1,293)

Total Comprehensive Loss										$(32,738)

Issuance of Preferred Stock	30,994				2,006				33,000
Accretion of Discount associated with Preferred Stock	345					(345)			—
Preferred Stock Dividends Paid						(1,609)			(1,609)
Common Stock Dividends Paid						(1,236)			(1,236)
Stock-based Compensation		(2)		344					344
ESOP Allocation				(157)				774	617
ESOP Purchases of Common Stock								(1,023)	(1,023)

BALANCE—December 31, 2009	$31,339	16,418	$114	$111,964	$2,006	$(3,823)	$6,192	$(6,193)	$141,599

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(33,020)	$1,361	$11,356
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Provision for Loan and Lease Losses	25,315	15,753	2,155
Amortization, net	679	829	1,080
Impairment of Goodwill	27,156	—	—
Stock-Based Compensation	344	584	633
401(k) and ESOP Match Compensation	617	762	774
Depreciation	2,076	2,450	2,688
Gain on Sale of Premises and Equipment, net	(6)	(7)	(56)
Loss (Gain) on Sale of Other Real Estate and Repossessions and Leased Equipment, net	222	(195)	(65)
Write-down of Other Real Estate and Repossessions	718	985	871
Other-than-Temporary Impairment of Securities	—	—	584
(Gain) Loss on the Sale of Available-for-Sale Securities	—	(146)	168
Accretion of Fair Value Adjustment, net	(175)	(334)	(512)
Accretion of Cash Flow Swaps	(528)	(1,340)	(25)
Accretion of Terminated Cash Flow Swaps	(1,783)	(597)	(205)
Deferred Income Taxes	(7,262)	(3,224)	(1,553)
Changes in Operating Assets and Liabilities—
Decrease (Increase) in—
Loans Held for Sale	357	2,787	3,128
Interest Receivable	284	1,152	(378)
Other Assets	(7,488)	(1,912)	(90)
(Decrease) Increase in—
Interest Payable	(2,836)	(1,076)	891
Other Liabilities	1,452	(3,599)	202

Net Cash Provided by Operating Activities	6,122	14,233	21,646

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(151,698)	(622)	185
Activity in Available-for-Sale Securities—
Maturities, Prepayments and Calls	31,368	17,304	17,373
Sales	—	13,126	27,045
Purchases	(32,915)	(36,868)	(21,187)
Loan Originations and Principal Collections, net	22,983	(78,320)	(113,956)
Proceeds from Interim Settlements of Cash Flow Swaps, net	938	955	—
Proceeds from Termination of Cash Flow Swaps	5,778	—	2,010
Proceeds from Sale of Premises and Equipment	16	113	328
Proceeds from Sale of Other Real Estate Owned and Repossessions	8,321	3,208	4,016
Additions to Premises and Equipment	(1,466)	(1,613)	(1,876)
Capital Improvements to Repossessions and Other Real Estate	(363)	(310)	(265)

Net Cash Used in Investing Activities	(117,038)	(83,027)	(86,327)

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	106,383	173,643	(19,387)
Net (Decrease) Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(22,125)	(22,250)	41,435
Net (Decrease) Increase of Other Borrowings	(2,683)	(77,682)	55,621
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	33,000	—	—
Proceeds from Exercise of Stock Options	—	—	96
Repurchase and Retirement of Common Stock	—	(2,803)	(10,388)
Purchase of ESOP Shares	(1,023)	(3,033)	—
Dividends Paid on Preferred Stock	(1,402)	—	—
Dividends Paid on Common Stock	(1,236)	(3,253)	(3,414)

Net Cash Provided by Financing Activities	110,914	64,622	63,963

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(4,172)	(718)
CASH AND CASH EQUIVALENTS—beginning of year	23,222	27,394	28,112

CASH AND CASH EQUIVALENTS—end of year	$23,220	$23,222	$27,394

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$24,759	$10,128	$6,745
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$24,634	$31,937	$35,492
Income Taxes Paid	$552	$5,548	$4,568

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

NATURE OF OPERATIONS—The Company is headquartered in Chattanooga, Tennessee, and provides banking services through the Bank to the various communities in eastern and middle Tennessee and northern Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses. The Bank provides traditional banking services, which include obtaining demand and time deposits and the making of secured and nonsecured consumer and commercial loans, as well as trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services, as well as equipment leasing through its wholly owned subsidiaries, Kenesaw Leasing and J&S Leasing.

CASH AND CASH EQUIVALENTS—For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions to be cash equivalents. The Bank is required to maintain noninterest bearing average reserve balances with the Federal Reserve Bank of Atlanta.

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

The Company reviews available-for-sale securities for impairment on a quarterly basis. A security is reviewed for impairment if the fair value is less than its amortized cost basis at the measurement date. The Company determines whether a decline in fair value below the amortized cost is other-than-temporary. Prior to April 1, 2009, a security that the Company had the intent and ability to hold to recovery and for which it was probable that the Company would receive all cash flows were considered not to be other-than-temporarily impaired. Available-for-sale securities which had an other-than-temporary impairment were written down to fair value through a realized loss in the Consolidated Statements of Income.

After April 1, 2009, the applicable authoritative guidance for other-than-temporary impairment was updated and the Company adopted the new guidance. Subsequent to April 1, 2009, the Company determines whether it has the intent to sell the security or whether it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost. If either condition is met, the Company will recognize a full impairment and write the available-for-sale security down to fair value though the Consolidated Income

Statement. For securities that the Company does not expect to recover the entire amortized cost and do not meet either of the above conditions, the Company records an other-than-temporary loss for the credit loss portion of the impairment through earnings and the temporary impairment related to all other factors through other comprehensive income.

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

A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate, (2) the loan’s observable market price or (3) the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan losses.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of renewal or collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At management’s discretion, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

When a loan is placed on nonaccrual status, unpaid interest and fees are reversed against interest income. Interest income on nonaccrual loans, if recognized, is either recorded using the cash basis method of accounting or recognized after the loan is returned to accrual status.

A troubled-debt restructuring (TDR) is a loan that the Company has granted a concession to the borrower, which would not otherwise be considered due to the borrower experiencing financial difficulty. If a loan is in nonaccrual status before it is determined to be a TDR, then the loan remains in nonaccrual status. TDR loans in nonaccrual status may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. When the Company modifies the terms of an existing loan that is not considered a TDR, the Company accounts for the loan modification as a new loan if the terms of the new loan resulting from the refinancing or restructuring are at least as favorable to the Company as the terms for comparable loans to other customers with similar risk characteristics who are not undergoing a refinancing or restructuring and the modifications are more than minor.

LOANS HELD FOR SALE—Loans held for sale include residential mortgage loans originated for sale into the secondary market. Loans held for sale are carried at fair value. Fair value is determined from observable current market prices.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES—The allowance for loan and lease losses is the amount the Company considers adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and risk characteristics of the loan portfolio. The Company’s methodology is based on authoritative accounting guidance and applicable guidance from regulatory agencies.

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

The allowance for loan and lease losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company periodically analyzes the commercial loan and lease portfolios in an effort to establish an allowance that it believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, the Company reviews the size, quality and risk of loans and leases in the portfolio. The Company also, on at least a quarterly basis, considers such factors as:

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

In addition to the allowance, the Company also estimates probable losses related to unfunded commitments, such as letters of credit and binding unfunded loan commitments. The reserve for unfunded commitments is reported on the Consolidated Balance Sheet in other liabilities and the provision associated with changes in the unfunded commitment reserve is reported as a component of the provision for loan and lease losses in the Consolidated Statements of Income.

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

Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. On an annual basis or earlier if an event or circumstances warrant, the Company tests goodwill for impairment. For additional information, refer to Note 7, “Goodwill and Other Intangible Assets,” to the consolidated financial statements.

FORECLOSED PROPERTIES AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential and commercial real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. At December 31, 2009 and 2008, the Company had $16,017 thousand and $7,145 thousand of foreclosed properties, respectively, and $3,881 thousand and $1,680 thousand of other repossessed items, respectively.

INCOME TAXES—The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period in which the change was enacted. Additionally, the Company does not recognize an income tax expense or benefit on permanent differences, such as tax-exempt income and tax credits.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In computing the income tax provision (benefit), the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. The Company classifies interest and penalties related to its tax positions as a component of income tax expense (benefit). For additional information, refer to Note 12 “Income Taxes.”

FINANCIAL INSTRUMENTS—In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

ADVERTISING COSTS—Advertising costs are charged to expense when incurred. The Company expensed $278 thousand, $372 thousand and $456 thousand in 2009, 2008 and 2007, respectively.

STOCK-BASED COMPENSATION—The Company accounts for stock-based compensation under the fair value recognition provision whereby fair value of the award at the date of grant is expensed over the vesting period of the award. The required disclosures related to the Company’s stock-based employee compensation plans are included in Note 14 “Long-Term Incentive Plan,” to the consolidated financial statements.

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

COMPREHENSIVE INCOME—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and cash flow derivatives, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Note 2 provides further information.

SEGMENT REPORTING—The Company identifies reportable segments based on the authoritative accounting guidance. Reportable segments are determined on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The statement permits aggregation or combination of segments that have similar characteristics. The operations of First Security Group, Inc. and the Bank have similar economic characteristics and are similar in each of the following areas: the nature of products and services, the nature of production processes, the type of customers, the methods of distribution, and the nature of their regulatory environment. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2009, the Company has not entered into a transaction in a dealer capacity.

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

The Company’s derivatives are based on underlying risks, primarily interest rates. The Company has previously utilized cash flow swaps to reduce the risks associated with interest rates. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period.

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

FAIR VALUE—The Company determines fair value based on applicable accounting guidance. The guidance establishes a fair value hierarchy, which requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure the fair value, which are provided in Note 17.

RECLASSIFICATIONS—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

ACCOUNTING CHANGES—Effective December 31, 2009, the Company adopted the provisions of FASB Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) to the FASB Accounting Standards Codification (ASC or Codification). ASU 2009-05 updates ASC 820 to clarify that a quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement for that liability when no adjustment to the quoted price is required. ASU 2009-05 further amends ASC 820 to provide that if a quoted price for an identical liability does not exist in an active market, the fair value of the liability should be measured using an approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Under the updated provisions of ASC 820, fair value for such liabilities will be measured using either a valuation technique that uses the quoted price of the identical liability when traded as an asset, a valuation technique that uses the quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820. The adoption had no significant impact on the Company’s consolidated financial statements.

Effective September 30, 2009, the Company adopted the provisions of the FASB Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority, with this Statement superseding all then-existing non-SEC accounting and reporting standards as of its effective date. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates that will serve only to update the Codification. In conjunction with the adoption of this Statement, all references to pre-Codification Statements have either been removed or updated to reflect the new Codification reference. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

Effective June 30, 2009, the Company adopted the FASB ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires disclosure of the date through which a company has evaluated subsequent events. The required disclosures are presented in Note 28 to the consolidated financial statements.

Effective June 30, 2009, the Company adopted ASC 825-10, “Financial Instruments.” This update requires disclosures about the fair value of financial instruments in interim financial statements. The guidance requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. Comparative disclosures are required only for periods ending subsequent to initial adoption. The additional required disclosures are presented in Note 17 of the Company’s consolidated financial statements.

Effective March 31, 2009, the Company adopted the FASB Codification update ASC 320-10-35 which replaces the “intent and ability to hold to recovery” indicator of other-than-temporary impairment in ASC 320-10-35 for debt securities. The guidance, issued in April 2009, establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities as well as requiring additional disclosures related to debt and equity securities. Under the new guidance, an impairment is other-than-temporary if any of the following conditions exist: (1) the entity intends to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the security’s entire amortized cost basis, even if the entity does not intend to sell. Additionally, the guidance requires that for impaired securities that an entity does not intend to sell that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. The guidance discusses the proper interaction with other authoritative guidance, including the additional factors that must be considered in an other-than-temporary impairment analysis. The additional disclosure requirements include a roll-forward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. The adoption did not impact the Company’s consolidated financial statements.

Effective March 31, 2009, the Company first applied the provisions of the FASB ASC 820-10, “Fair Value Measurements and Disclosures,” that was issued in April 2009. The update provides factors that an entity should consider when determining whether a market for an asset is not active. If, after evaluating the relevant factors, the evidence indicates that a market is not active, the guidance provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in an inactive market is orderly. The guidance requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under applicable authoritative guidance. The guidance also requires enhanced disclosures, including disclosure of a change in valuation technique that results from its application and disclosure of fair value measurements for debt and equity securities by major security types. The adoption did not impact the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of the Codification update to ASC 815-10-50 which requires expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change previous authoritative guidance on scope or accounting. This updated guidance requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under GAAP and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance also clarifies derivative instruments that are subject to the concentration of credit-risk disclosures. The adoption did not impact the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of a Codification update to ASC 805. This update establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not impact the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of a Codification update to ASC 805, which requires that an acquirer recognize at fair value as of the acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. The guidance provides that if the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if information available before the end of the measurement period indicates that it is probable that an asset existed or a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. Additionally, the guidance requires enhanced disclosures regarding assets and liabilities arising from contingencies which are recognized at the acquisition date of a business combination, including the nature of the contingencies, the amounts recognized at the acquisition date and the measurement basis applied. The adoption did not impact the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of a Codification update to ASC 810, as amended. The update establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, the guidance requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoptions did not impact the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted the provisions of the Codification update to ASC 825 which allows an irrevocable election to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under ASC 825, the fair value option may only be elected at the time of initial recognition of a financial asset or liability or upon the occurrence of certain specified events. Additionally, ASC 825 provides that application of the fair value option must be based on the fair value of an entire financial asset or liability and not selected risks inherent in those assets or liabilities. ASC 825 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. ASC 825 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. In February 2008, the Company began electing the fair value option for all held-for-sale mortgage loans, as described in Note 18 to our consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of the Codification update to ASC 740 which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740, as amended, also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements. The initial adoption did not impact the Company’s consolidated financial statements. Refer to Note 12 of the Company’s consolidated financial statements for the required disclosures.

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE—In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements”

(ASU 2010-06), which updates ASC 820 to require disclosure of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy, as well as disclosure of an entity’s policy for determining when transfers between all levels of the hierarchy are recognized. ASC 820, as amended, also provides enhanced disclosure requirements regarding purchases, sales, issuances, and settlements related to recurring Level 3 measurements, and requires separate disclosure in the Level 3 reconciliation of total gains and losses recognized in other comprehensive income. The updated provisions of ASC 820 require that fair value measurement disclosures be provided by each “class” of assets and liabilities, and that disclosures providing a description of the valuation techniques and inputs used to measure fair value be included for both recurring and nonrecurring fair value measurements classified as either Level 2 or Level 3. The provisions of ASU 2010-06 are effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which will be effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting the provisions of ASU 2010-06.

In June 2009, the FASB issued guidance, the provisions of which have been subsequently reissued as Accounting Standards Update 2009-16, “Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 updates ASC 860 to provide for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with ASC 810. The amendments to ASC 860 modify the criteria for achieving sale accounting for transfers of financial assets and define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The updated provisions of ASC 860 also provide that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASC 860, as amended, requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. The provisions of ASU 2009-16 are effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. ASC 860’s amended disclosure requirements should be applied to transfers that occurred both before and after the effective date of the Codification update, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. The Company is currently assessing the effects of adopting the provisions of ASU 2010-06.

NOTE 2—COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive income for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
	(in thousands)
Net (loss) income	$(33,020)	$1,361	$11,356

Other comprehensive income:
Available-for-sale securities:
Unrealized net gain on securities arising during the period	2,390	1,051	1,416
Tax expense related to unrealized net gain	(815)	(357)	(481)
Reclassification adjustments for realized (gain) loss included in net income	—	(146)	752
Tax expense (benefit) related to (gain) loss realized in net income	—	50	(256)

Unrealized gain on securities, net of tax	1,575	598	1,431

Derivative cash flow hedges:
Unrealized gain on derivatives arising during the period	353	5,474	3,892
Tax expense related to unrealized gain	(121)	(1,861)	(1,323)
Reclassification adjustments for realized gain included in net income	(2,310)	(1,936)	(230)
Tax expense related to gain realized in net income	785	658	78

Unrealized (loss) gain on derivatives, net of tax	(1,293)	2,335	2,417

Other comprehensive income, net of tax	282	2,933	3,848

Comprehensive income, net of tax	$(32,738)	$4,294	$15,204

NOTE 3—EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options, restricted stock awards and common stock warrants using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	2009	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net (loss) income available to common stockholders	$(34,974)	$1,361	$11,356

Denominator:
Weighted average basic common shares outstanding	15,550	16,021	16,959
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	122	334

Weighted average diluted common shares outstanding	15,550	16,143	17,293

Net (loss) income per share:
Basic	$(2.25)	$0.08	$0.67
Diluted	$(2.25)	$0.08	$0.66

On January 9, 2009, as part of the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program (TARP), the Company issued a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share. Note 15 discusses the transaction in further detail. The common stock warrants are treated as outstanding options under the treasury stock method for calculating the weighted average diluted shares outstanding. For the year ended December 31, 2009, the common stock warrants were anti-dilutive.

As of December 31, 2009, 2008 and 2007, there were 1,273 thousand, 757 thousand and 343 thousand stock options, respectively, that were not included in the computation of diluted earnings per share because the options were anti-dilutive under the treasury stock method. Under authoritative accounting guidance, options with an exercise price less than the average price can be anti-dilutive due to the inclusion of unamortized compensation. The anti-dilutive options expire between 2010 and 2019.

NOTE 4—SECURITIES

Investment Securities by Type

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
December 31, 2009
Debt securities—
Federal agencies	$17,226	$144	$16	$17,354
Mortgage-backed	80,338	3,225	477	83,086
Municipals	41,216	1,373	66	42,523
Other	126	—	44	82

	$138,906	$4,742	$603	$143,045

Securities available-for-sale
December 31, 2008
Debt securities—
Federal agencies	$8,500	$245	$—	$8,745
Mortgage-backed	85,878	2,086	769	87,195
Municipals	43,053	704	408	43,349
Other	125	—	109	16

	$137,556	$3,035	$1,286	$139,305

Proceeds from sales of securities available-for-sale totaled $13,126 thousand and $27,045 thousand for the years ended December 31, 2008 and 2007, respectively. There were no sales of securities during the year ended December 31, 2009. Gross realized gains from sales of securities were $146 thousand for the year ended December 31, 2008. Gross realized losses were $168 thousand from sales of securities available-for-sale for the years ended December 31, 2007.

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

At December 31, 2009 and 2008, federal agencies, municipals and mortgage-backed securities with a carrying value of $12,600 thousand and $18,143 thousand, respectively, were pledged to secure public deposits. At December 31, 2009 and 2008, the carrying amount of securities pledged to secure repurchase agreements was $26,472 thousand and $46,829 thousand, respectively.

Maturity of Securities

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2009, are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$3,043	$3,078
Over 1 year through 5 years	24,543	25,240
5 years to 10 years	26,109	26,765
Over 10 years	4,873	4,876

	58,568	59,959
Mortgage-backed securities	80,338	83,086

	$138,906	$143,045

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2009
Federal agencies	$1,982	$16	$—	$—	$1,982	$16
Mortgage-backed	2,375	6	3,086	471	5,461	477
Municipals	1,404	31	617	35	2,021	66
Other	—	—	82	44	82	44

Totals	$5,761	$53	$3,785	$550	$9,546	$603

December 31, 2008
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	6,034	769	—	—	6,034	769
Municipals	10,525	408	—	—	10,525	408
Other	16	109	—	—	16	109

Totals	$16,575	$1,286	$—	$—	$16,575	$1,286

As of December 31, 2009, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of December 31, 2009, gross unrealized losses in the Company’s portfolio totaled $603 thousand, compared to $1.3 million as of December 31, 2008. The unrealized losses in mortgage-backed securities consists of seven securities, with a $456 thousand unrealized loss in one security. This security is rated BAA3 by Moody as of December 31, 2009. This security’s junior tranches experienced a break in yield during the second quarter of 2009. The Company conducted a thorough review, including multiple stress tests, to determine if an impairment for credit risk had occurred. The Company holds a super senior tranche bond. The results of the analysis currently support full recovery of the Company’s cost. The unrealized losses in other securities are two trust preferred securities. The unrealized losses are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The unrealized losses in the municipal and federal agencies are primarily due to widening credit spreads subsequent to purchase. Based on results of the Company’s impairment assessment, the unrealized losses at December 31, 2009 are considered temporary.

NOTE 5—LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	2009	2008
	(in thousands)
Loans secured by real estate—
Residential 1-4 family	$281,354	$296,454
Commercial	259,819	234,630
Construction	153,144	194,603
Multi-family and farmland	37,960	34,273

	732,277	759,960
Commercial loans	146,016	157,906
Consumer installment loans	48,927	58,296
Leases, net of unearned income	19,730	30,873
Other	5,068	4,549

Total loans	952,018	1,011,584
Allowance for loan and lease losses	(26,492)	(17,385)

Net loans	$925,526	$994,199

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing were as follows:

	2009	2008
	(in thousands)
Lease payments receivable	$22,422	$35,017
Estimated residual value of leased assets	714	1,153

Gross investment in lease financing	23,136	36,170
Unearned income	(3,406)	(5,297)

Net investment in lease financing	$19,730	$30,873

At December 31, 2009, the minimum future lease payments to be received were as follows:

Amount
(in thousands)
2010	$11,095
2011	7,285
2012	3,203
2013	802
2014 and after	37

Total lease payments receivable	$22,422

The following table presents an analysis of the allowance for loan and lease losses. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $24 thousand, $24 thousand and $40 thousand as of December 31, 2009, 2008 and 2007, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets.

	2009	2008	2007
	(in thousands)
Allowance for loan and lease losses—beginning of year	$17,385	$10,956	$9,970
Provision expense for loan and lease losses	25,291	15,729	2,115
Loans charged off	(16,593)	(9,519)	(1,867)
Loan loss recoveries	409	219	738

Allowance for loan and lease losses—end of year	$26,492	$17,385	$10,956

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $40,118 thousand and $14,684 thousand at December 31, 2009 and 2008, respectively. Nonaccrual loans were $45,454 thousand and $18,453 thousand at December 31, 2009 and 2008, respectively. Loans past due 90 days or more and still accruing interest as of December 31, 2009 and 2008, were $4,524 thousand and $2,706 thousand, respectively. The Company had no material outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may materially change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

At December 31, 2009, the Company had $181,740 thousand of loans pledged to secure borrowings from the Federal Home Loan Bank of Cincinnati. The loans pledged included all residential first mortgage loans.

The Company has entered into transactions with certain directors, executive officers and significant stockholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2009 and 2008 was $3,841 thousand and $4,351 thousand, respectively. New loans made to such related parties amounted to $253 thousand and principal and interest payments amounted to $920 thousand for 2009. New loans made to such related parties amounted to $540 thousand and principal and interest payments amounted to $2,723 thousand for 2008. At December 31, 2009, unused lines of credit to these related parties totaled $1,882 thousand.

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2009	2008
	(in thousands)
Land and improvements	$10,649	$10,646
Buildings and improvements	25,770	24,924
Equipment	14,164	13,704

Premises and equipment-gross	50,583	49,274
Accumulated depreciation	(17,426)	(15,466)

Premises and equipment-net	$33,157	$33,808

The amount charged to operating expenses for depreciation was $2,076 thousand for 2009, $2,450 thousand for 2008 and $2,688 thousand for 2007.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Related Impairment Analysis

The changes in the carrying amounts of goodwill are as follows:

	2009	2008
	(in thousands)
Balance—beginning of year	$27,156	$27,156
Goodwill acquired	—	—
Goodwill impairment	(27,156)	—

Balance—end of year	$—	$27,156

The Company’s policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount as required by authoritative accounting guidance. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The impairment testing is a two-step process. Step 1 compares the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, Step 2 is performed. Step 2 involves a process similar to business combination accounting in which fair value is assigned to all assets, liabilities and other (non-goodwill) intangibles. The result of Step 2 is the implied fair value of goodwill. If the implied fair value of goodwill is below the recorded goodwill amount, an impairment charge is recorded for the difference.

The Company engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill impairment assessment as of September 30, 2009. The firm utilized two separate valuation methodologies for Step 1 and compared the results of each to determine the fair value of the goodwill associated with the Company’s prior bank acquisitions. The valuation methodologies utilized included a discounted cash flow valuation technique and a comparison of the average price to book value of comparable bank acquisitions. Both methods indicated a valuation below the book value of the Company. The firm conducted Step 2, which assigned fair values to all assets, liabilities and other (non-goodwill) intangibles. The results of Step 2 indicated a full goodwill impairment of $27,156 thousand that is recorded in non-interest expense in the Consolidated Statements of Income. The impairment was primarily a result of the continuing economic downturn and its implications on bank valuations.

The Company’s goodwill was associated with six prior acquisitions. Three acquisitions were taxable asset purchases and three were non-taxable stock purchases. The goodwill impairment that is deductible for tax is $6,953 thousand, which added $2,394 thousand to the tax benefit recognized in the third quarter of 2009. The remaining $20,203 thousand goodwill impairment is not deductible for taxes and thus no tax benefit was recognized.

Other Intangible Assets

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

	2009	2008
	(in thousands)
Gross carrying amount	$7,041	$8,066
Less: Accumulated amortization and impairment	5,123	5,662

Balance	$1,918	$2,404

The gross carrying amount and accumulated amortization for core deposit intangibles were $7,041 thousand and $5,123 thousand, respectively at December 31, 2009. The gross carrying amount and accumulated amortization for core deposit intangibles, license fees and the non-compete agreement were $7,041 thousand and $4,637 thousand, $500 thousand and $500 thousand and $525 thousand and $525 thousand, respectively at December 31, 2008.

Amortization expense on other intangible assets was $485 thousand for 2009, $796 thousand in 2008 and $985 thousand in 2007. Amortization expense related to all other intangible assets for the years 2010 through 2014 is estimated to be approximately $1,757 thousand.

NOTE 8—DEPOSITS

The aggregate amount of time deposits of $100 thousand or more was $207,465 thousand and $206,502 thousand at December 31, 2009 and 2008, respectively. Brokered deposits were $339,750 thousand and $257,098 thousand at December 31, 2009 and 2008, respectively, as follows:

	2009	2008
	(in thousands)
Brokered certificates of deposits	$239,283	$141,172
Brokered money market accounts	76,749	78,559
Brokered NOW accounts	514	203
CDARS®	23,204	37,164

	$339,750	$257,098

Brokered certificates of deposits issued in denominations of $100 thousand or more are participated out by the deposit brokers in shares of $100 thousand or less. CDARS® includes $18,442 thousand one-way buy deposits and $4,762 thousand in First Security customers’ reciprocal accounts as of December 31, 2009.

Scheduled maturities of time deposits as of December 31, 2009, are as follows:

	Time Deposits	Brokered CDs	CDARS®	Totals
	(in thousands)
2010	$342,293	$31,172	$15,986	$389,451
2011	94,814	54,681	5,758	155,253
2012	10,096	59,403	1,003	70,502
2013	2,009	58,037	—	60,046
2014 and thereafter	2,565	35,990	457	39,012

	$451,777	$239,283	$23,204	$714,264

NOTE 9—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2009, the Company had lines of credit to purchase federal funds totaling $50,000 thousand with correspondent banks for short-term liquidity needs. The terms of each line of credit varies with respect to borrowing capacity and the duration of time for which the borrowing can be outstanding. At December 31, 2009, the Company had full access to the $50,000 thousand in overnight federal funds purchased. Overnight federal funds purchased totaled $14,020 thousand at December 31, 2008.

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

At December 31, 2009 and 2008, the Company had securities sold under agreements to repurchase of $7,911 thousand and $16,016 thousand, respectively, by commercial checking customers. The Company had a structured repurchase agreement with another financial institution of $10,000 thousand at December 31, 2009 and 2008. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $26,472 thousand and $46,829 thousand at December 31, 2009 and 2008, respectively. These agreements averaged $20,828 thousand and $34,513 thousand during 2009 and 2008, respectively. The maximum amounts outstanding at any month end during 2009 and 2008 were $23,564 thousand and $44,911 thousand, respectively. Interest expense on repurchase agreements totaled $498 thousand, $835 thousand and $734 thousand for the years ended 2009, 2008 and 2007, respectively.

The structured repurchase agreement with another financial institution provides for a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term, and is callable on a quarterly basis after the first year. The maturity date is November 6, 2012.

NOTE 10—OTHER BORROWINGS

Other borrowings at December 31, 2009, consist of long-term fixed rate advances from the Federal Home Loan Bank of Cincinnati (FHLB) totaling $5 thousand and a mortgage note totaling $89 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2009. Other borrowings at December 31, 2008, consisted of long-term fixed rate advances from the FHLB totaling $2,673 thousand and a mortgage note totaling $104 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduced the FHLB borrowing capacity; however, the letter of credit was not in use as of December 31, 2008. Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of December 31, 2009 are secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans equal to at least 165% of outstanding advances. As of December 31, 2008, advances were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans and qualifying commercial real estate loans equal to at least 135% and 300%, respectively, of outstanding advances. Advances for both years are also secured by the FHLB stock owned by the Company. As of December 31, 2009 and 2008, the Company had loans totaling $181,740 thousand and $431,364 thousand, respectively, pledged as collateral at the FHLB. At December 31, 2009, the Company’s remaining available borrowing capacity with the FHLB was approximately $76,041 thousand.

As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At December 31, 2009 and 2008, the Company owned FHLB stock totaling $2,276 thousand and $4,123 thousand, respectively.

The terms of the FHLB advances and other borrowing as of December 31, 2009 are as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2011	6/18/1996*	FHLB fixed rate advance	$1	180 months	7.70%	7/1/2011
2011	9/16/1996*	FHLB fixed rate advance	$2	180 months	7.50%	10/1/2011
2012	9/9/1997*	FHLB fixed rate advance	$2	180 months	7.05%	10/1/2012
2015	1/5/1995	Fixed rate mortgage	$89	240 months	7.50%	1/5/2015

*	Assumed as part of the acquisition of Jackson Bank

NOTE 11—LEASES

The Company leases bank branches and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2009, are as follows:

Amount
(in thousands)
2010	$861
2011	562
2012	293
2013	212
2014	136
Thereafter	1,513

Total minimum lease commitments	$3,577

Rent expense totaled $954 thousand, $1,000 thousand and $1,045 thousand for the years ended 2009, 2008 and 2007, respectively.

NOTE 12—INCOME TAXES

The income tax (benefit) provision consists of the following:

	For the Years Ended
	2009	2008	2007
	(in thousands)
Current (benefit) provision	$(720)	$2,637	$6,823
Deferred (benefit) provision	(7,262)	(3,224)	(1,553)

Income tax (benefit) provision	$(7,982)	$(587)	$5,270

For the periods shown the federal income tax rate was 34%. The following table reconciles the income tax (benefit) provision to statutory rates:

	For the Years Ended
	2009	2008	2007
	(in thousands)
Federal taxes at statutory tax rate	$(13,941)	$263	$5,719
Increase (decrease) resulting from:
Non-deductible goodwill impairment	6,869	—	—
Tax exempt earnings from securities	(547)	(546)	(554)
Tax exempt earnings on bank owned life insurance	(342)	(329)	(308)
Increase in unrecognized tax benefits for prior year tax positions	1,096	—	—
Other, net	(270)	267	6
State tax (benefit) provision, net of federal effect	(847)	(242)	407

Income tax (benefit) provision	$(7,982)	$(587)	$5,270

The income tax benefit recognized during 2009 primarily relates to increases in deferred tax assets including the increase associated with the temporary difference of the allowance for loan and lease losses, the tax-deductible portion of the goodwill impairment and the net operating loss. Based on the Company’s historical pattern of taxable income, the Company expects to produce sufficient income in the future to realize its deferred tax assets. A valuation allowance is established for any portion of a deferred tax asset that the Company believes is more likely than not that the Company will not be able to realize the benefits or portion of a deferred income tax asset. As of December 31, 2009, the Company has no valuation allowances associated with deferred tax assets.

The Company recognized a goodwill impairment of $27,156 thousand during 2009. Approximately $6,953 thousand of the impairment is deductible for taxes. The remaining $20,203 thousand of the impairment is not deductible for taxes. As shown above, this non-deductible portion significantly impacts the effective tax rate for 2009.

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	2009	2008
	(in thousands)
Deferred tax assets
Allowance for loan and lease losses	$9,478	$6,193
Salary continuation plan	686	656
Other real estate owned	1,118	469
Goodwill and other intangible assets	1,481	293
Acquisition fair value adjustments	80	146
Deferred loan fees	128	144
Other assets	75	161

Total deferred tax assets	13,046	8,062

Deferred tax liabilities
Premises and equipment	1,930	2,117
Derivative cash flow swaps	—	2,037
Goodwill and core deposit intangibles	390	1,506
Leasing activities	613	976
Securities available-for-sale	1,407	596
FHLB stock	307	472
Gain on business combination	67	99
Other	1,189	155

Total deferred tax liabilities	5,903	7,958

Net deferred tax asset (liability)	$7,143	$104

The Company evaluated its material tax positions as of December 31, 2009. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements. As of December 31, 2009, approximately $155 thousand was accrued for penalties and interest. The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2009	$—
Increases related to prior year tax positions	941
Increases related to current year tax positions	205
Lapse of statute	—

Balance at December 31, 2009	$1,146

NOTE 13—RETIREMENT PLANS

401(k) and ESOP Plan

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

The Company recognized $610 thousand, $708 thousand and $779 thousand in expense under the Plan for 2009, 2008 and 2007, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.

The employee stock ownership (ESOP) portion of the Plan purchased shares of common stock with proceeds from advances of a loan from the Company. The loan between the Company and the Plan enabled the Plan to borrow up to $12,745 thousand until December 31, 2009, as amended on January 28, 2009. The loan has a term of 30 years, bears interest at 6.25% and requires annual payments. The loan is secured by the stock purchased by the Plan that has not been allocated to participant accounts. The Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution will first be used to repay the loan. As the loan is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares are allocated to the ESOP accounts of participants on a quarterly or annual basis. Cash dividends on financed shares will first be used to repay the acquisition loan. Cash dividends on allocated shares are payable to the participants in cash or reinvested in Company stock no later than 90 days from the end of the Plan year.

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The number of unallocated, committed to be released and allocated shares are as follows:

	Unallocated shares	Committed to be released shares	Allocated shares	Compensation Expense
				(in thousands)
Shares as of December 31, 2006	452,453	—	47,547
Shares allocated for match during 2007	(75,064)	—	75,064	$774

Shares as of December 31, 2007	377,389	—	122,611
Shares purchased by ESOP during 2008	451,876	—	—
Shares allocated for match during 2008	(119,102)	—	119,102	$762

Shares as of December 31, 2008	710,163	—	241,713
Shares purchased by ESOP during 2009	248,800	—	—
Shares allocated for match during 2009	(190,176)	—	190,176	$617

Shares as of December 31, 2009	768,787	—	431,889

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2009, the market value of the 768,787 unallocated shares outstanding totaled $1,830 thousand. At December 31, 2008, the market value of the 710,163 unallocated shares outstanding totaled $3,281 thousand.

NOTE 14—LONG-TERM INCENTIVE PLAN

As of December 31, 2009, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

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

	2009	2008	2007
Expected dividend yield	0.98%	2.30%	1.78%
Expected volatility	36%	21%	18%
Risk-free interest rate	3.06%	3.39%	5.06%
Expected life of option	6.5 years	6.5 years	6.5 years
Grant date fair value	$1.44	$1.79	$2.77

There were no stock options exercised during 2009 or 2008. The total intrinsic value of options exercised during 2007 was $43 thousand. At December 31, 2009, there was $132 thousand unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 10 months.

The following is a summary of the status of stock options as of December 31, 2009, 2008, and 2007, and changes during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding—January 1, 2007	1,363	$8.12
Granted	40	11.26
Exercised	(12)	7.68
Forfeited	(12)	10.34

Outstanding—December 31, 2007	1,379	$8.19	6.16	$1,927

Exercisable—December 31, 2007	1,085	$7.47	5.48	$1,927

Outstanding—January 1, 2008	1,379	$8.19
Granted	112	8.75
Exercised	—	—
Forfeited	(26)	10.31

Outstanding—December 31, 2008	1,465	$8.20	5.35	$—	[1]

Exercisable—December 31, 2008	1,244	$7.87	4.77	$—	[1]

Outstanding—January 1, 2009	1,465	$8.20
Granted	45	3.83
Exercised	—	—
Forfeited	(239)	8.20

Outstanding—December 31, 2009	1,271	$8.04	4.50	$—	[1]

Exercisable—December 31, 2009	1,155	$8.14	4.09	$—	[1]

[1]	At December 31, 2008 and 2009, the strike price of all outstanding options exceeded the share price resulting in no intrinsic value.

The Company recorded compensation expense of $270 thousand, $472 thousand and $467 thousand related to stock options for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, shares available for future grants to employees and directors under existing plans were zero shares and 694 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

The Company recognized $74 thousand, $112 thousand and $166 thousand in stock-based compensation for 2009, 2008 and 2007, respectively, net of forfeitures related to restricted stock. As of December 31, 2009, unearned stock-based compensation of $10 thousand was associated with these awards. This cost is expected to be recognized over a weighted-average period of 7 months. The total fair value of shares vested during 2009 was $15 thousand.

The following table summarizes the restricted stock activity:

	2009		2008		2007
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested—beginning of period	9,090	$10.44	15,310	$10.80	43,045	$10.40
Granted	—	—	3,650	$9.08	—	—
Vested	(5,624)	$10.86	(9,870)	$9.87	(27,735)	$10.18
Forfeited	(1,556)	$10.57	—	—	—	—

Nonvested—end of period	1,910	$9.08	9,090	$10.44	15,310	$10.80

The restricted stock awards granted during 2008 vest in equal installments on each of the first three anniversaries of the date of grant.

NOTE 15—STOCKHOLDERS’ EQUITY

Common Stock and ESOP Activity

During 2009, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount	Payment Date
			(in thousands)
January 28, 2009	$0.05	March 2, 2009	$761	March 16, 2009
April 22, 2009	$0.01	June 1, 2009	$156	June 16, 2009
July 22, 2009	$0.01	September 1, 2009	$155	September 16, 2009
October 28, 2009	$0.01	December 1, 2009	$164	December 16, 2009

On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12,745 thousand from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP plan). The purpose of the loan was to purchase Company shares in open market transactions. The shares will be used for future Company matching contributions with the 401(k) and ESOP plan. From January 1, 2009 to December 31, 2009, the Company purchased 248,800 shares at an average cost of $4.11. As of December 31, 2009, the cumulative purchases total 700,676 shares at a total cost of $4,056 thousand, or an average of $5.79 per share. The 401(k) and ESOP plan is not actively pursuing the purchase of additional shares and no shares have been purchased since February 19, 2009.

Preferred Stock

On December 29, 2008, the Company filed with the State of Tennessee Articles of Amendment to the Charter of Incorporation to authorize a class of ten million (10,000,000) shares of preferred stock, no par value. The Articles of Amendment were approved by the shareholders of the Company at a shareholders’ meeting held December 18, 2008, pursuant to a proxy statement filed by the Company on November 24, 2008.

On January 9, 2009, as part of the CPP, the Company agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares (Preferred Stock) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33,000 thousand in cash. As a participant in the CPP, the Company is subject to limitations on the payments of dividends to common stockholders (other than a regular cash dividend of not more than $0.05 per share of common stock).

The Preferred Stock qualifies as tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year or the following business day. On February 15, 2009, the Company paid a 36-day prorated preferred stock dividend of $165 thousand. In May, August and November 2009, the Company paid the quarterly preferred stock dividend of $413 thousand. The $1,609 thousand preferred stock dividend shown on the consolidated income statements includes an accrued dividend of $207 thousand.

The total purchase price of $33,000 thousand was allocated between the Preferred Stock and the warrants based on the respective fair values of each. The warrants are valued at $2,006 thousand. The Preferred Stock original discount was $2,006 thousand. This discount is being expensed over the expected life of the Preferred Stock, or five years, utilizing the effective interest method. For the year ended December 31, 2009, the Company recognized $345 thousand in Preferred Stock discount accretion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital (as defined) to the average assets (as defined). Management believes, as of December 31, 2009, that the Company met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the Company and the Bank were well capitalized for regulatory purposes. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based and tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentages)
December 31, 2009
Total capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$146,753	14.0%	$83,978	8.0%	N/A	N/A
FSGBank, N.A.	$134,503	12.8%	$83,817	8.0%	$104,771	10.0%

Tier 1 capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$133,489	12.7%	$41,989	4.0%	N/A	N/A
FSGBank, N.A.	$121,239	11.6%	$41,908	4.0%	$62,861	6.0%

Tier 1 capital to average assets-
First Security Group, Inc. and subsidiary	$133,489	10.6%	$50,267	4.0%	N/A	N/A
FSGBank, N.A.	$121,239	9.6%	$50,262	4.0%	$62,828	5.0%

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentages)
December 31, 2008
Total capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$122,604	11.1%	$88,332	8.0%	N/A	N/A
FSGBank, N.A.	$117,556	10.7%	$88,215	8.0%	$110,269	10.0%

Tier 1 capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$108,774	9.9%	$44,166	4.0%	N/A	N/A
FSGBank, N.A.	$103,726	9.4%	$44,108	4.0%	$66,161	6.0%

Tier 1 capital to average assets-
First Security Group, Inc. and subsidiary	$108,774	8.7%	$49,805	4.0%	N/A	N/A
FSGBank, N.A.	$103,726	8.3%	$49,734	4.0%	$62,167	5.0%

NOTE 17—FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$143,045	$—	$142,795	$250
Loans held for sale	1,225	—	1,225	—
Forward loan sales contracts	41	—	41	—

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

At December 31, 2009, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), repossessions and collateral-dependent impaired loans, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits. Such measurements were determined utilizing Level 2 and Level 3 inputs.

Upon initial recognition, OREO and repossessions are measured at fair value, which becomes the cost basis. The cost basis is subsequently re-measured at fair value when events or circumstances occur that indicate the initial fair value has declined. Collateral-dependent loans are measured at fair value based on the appraised value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan and lease losses or the expense is recognized as a charge-off. The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis, for which impairment was recognized for the year ended December 31, 2009.

	Carrying Value as of December 31, 2009	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2009
	(in thousands)
Other real estate owned	$5,962	$—	$5,962	$—	$(1,506)
Repossessions	$2,846	$—	$2,846	$—	$(2,080)
Collateral-dependent impaired loans	$13,722	$—	$13,722	$—	$(4,466)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$23,220	$23,220	$23,222	$23,222
Interest bearing deposits in banks	$152,616	$152,616	$918	$918
Securities available-for-sale	$143,045	$143,045	$139,305	$139,305
Loans held for sale	$1,225	$1, 225	$1,609	$1,609
Loans	$950,793	$959,689	$1,009,975	$1,041,559
Allowance for loan and lease losses	$26,492	$26,492	$17,385	$17,385

Financial liabilities
Deposits	$1,182,673	$1,187,263	$1,076,286	$1,085,973
Federal funds purchased and securities sold under agreements to repurchase	$17,911	$17,911	$40,036	$40,036
Other borrowings	$94	$94	$2,777	$2,777

The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents—The carrying value of cash and cash equivalents approximates fair value.

•	Interest bearing deposits in banks—The carrying amounts of interest bearing deposits in banks approximate fair value.

•	Securities—The Company’s securities are valued utilizing Level 2 inputs with the exception of one $250 thousand bond. Level 2 inputs are based on quoted prices for similar assets in active markets.

•	Loans held for sale—Fair value for loans held for sale is based on quoted prices for similar assets in active markets.

•

Loans—For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans and other consumer loans are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit ratings quality. Fair value for impaired loans and leases is estimated using discounted cash flow analysis or underlying collateral values, where applicable.

•

Deposit liabilities—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected maturities on time deposits.

•

Federal funds purchased and securities sold under agreements to repurchase—These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

•	Other borrowings—Other borrowings carrying amount reported in the consolidated balance sheets approximates fair value.

NOTE 18—FAIR VALUE OPTION

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

As of December 31, 2009 and 2008, there were $1,225 thousand and $1,609 thousand, respectively, in loans held for sale recorded at fair value. For the year ended December 31, 2009, approximately $1,025 thousand in loan origination and related fee income was recognized in non-interest income and an insignificant amount of origination and related fee expense was recognized in non-interest expense utilizing the fair value option. For the year ended December 31, 2008, the use of the fair value option accounted for approximately $1,086 thousand of the $1,443 thousand in loan origination and related fee income in non-interest income.

For the year ended December 31, 2009 and 2008, the Company recognized a loss of $285 thousand and $439 thousand, respectively, due to changes in fair value for loans held-for-sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of non-interest income, and offset approximately $244 thousand in 2009 and $439 thousand in 2008 of the change in fair value of loans held for sale.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected as of December 31, 2009.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance under FVO	Fair Value Carrying Amount Over / (Under) Unpaid Principal
	(in thousands)
Loans held for sale	$1,225	$1,266	$(41)

NOTE 19—DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2009, the Company had not entered into a transaction in a dealer capacity.

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

The Company’s derivatives are based on underlying risks, primarily interest rates. The Company has utilized cash flow swaps to reduce the risks associated with interest rates. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period. The Company utilizes forward contacts on the held for sale loan portfolio. The forward contracts hedge against change in fair value of the held for sale loans.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million. At termination, the swaps had a market value of $2.0 million. The gain is being accreted into interest income over the remaining expected terms of the hedged variable rate loans. The Company recognized $534 thousand and $597 thousand in interest income for the years ended December 31, 2009 and 2008, respectively.

On March 26, 2009, the Company elected to terminate two interest rate swaps with a total notional value of $50 million. At termination, the swaps had a market value of $5.8 million. The Company terminated the swaps to eliminate increasing credit risk with the counterparty. The gain is being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $528 thousand in interest income through the termination date and an additional $1,249 thousand through December 31, 2009.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2010	2011	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$394	$219	$62	$675
Accretion of gain from 2009 terminated swaps	$1,628	$1,629	$1,272	$4,529

The following are the cash flow hedges as of December 31, 2009:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$1,225	$41	$—	$27	various

Total	$1,225	$41	$—	$27

Terminated asset hedges
Cash flow hedges:[1]
Interest rate swap	$25,000	$—	$—	$36	June 28, 2010
Interest rate swap	25,000	—	—	106	June 28, 2011
Interest rate swap	14,000	—	—	15	June 28, 2010
Interest rate swap	20,000	—	—	80	June 28, 2011
Interest rate swap	35,000	—	—	208	June 28, 2012
Interest rate swap	25,000	—	—	1,494	October 15, 2012
Interest rate swap	25,000	—	—	1,494	October 15, 2012

Total	$169,000	$—	$—	$3,433

[1]

The $3,433 thousand of gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income over the original life of the respective hedged items.

For the year ended December 31, 2009, no significant amounts were recognized for hedge ineffectiveness.

NOTE 20—COMMITMENTS AND CONTINGENCIES

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

The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2009 and 2008, was as follows:

	2009	2008
	(in thousands)
Commitments to extend credit	$185,639	$278,011
Standby letters of credit	$16,077	$21,880

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

In the normal course of business, the Company is at times subject to pending and threatened legal actions. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatening actions with counsel, the Company believes the outcome of any or all such actions will not have a material adverse effect on our business, financial condition and/or operating results, except as described below.

As of December 31, 2009, the Company was a defendant in an arbitration claim, in which Lloyd L. Montgomery, III, the Company’s former President and Chief Operating Officer, claimed that the Company wrongfully terminated his employment. On January 19, 2010, the Company settled the $2,300 thousand arbitration claim for $500 thousand. The settlement is reflected in non-interest expense and other liabilities on the Company’s financial statements as of and for the year ended December 31, 2009.

NOTE 21—OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consist of the following:

	2009	2008
	(in thousands)
Other assets:
Cash surrender value of bank-owned life insurance	$24,896	$24,012
Foreclosed properties and repossessions	19,898	8,825
Equity securities	5,812	7,421
Cash flow swaps	—	5,992
Interest receivable	4,453	4,737
Prepaid FDIC expense	6,029	—
Prepaid expenses	2,127	1,353
Federal income tax receivable	1,921	1,053
Deferred tax assets	7,143	104
Other	2,073	1,718

Total other assets	$74,352	$55,215

Other liabilities:
Accrued interest payable	$4,184	$7,020
Accrued expenses	2,895	874
Other	3,102	2,912

Total other liabilities	$10,181	$10,806

NOTE 22—SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	2009		2008		2007
	(in thousands)
Noninterest income—
Point-of-service fees	$1,126		$1,050		$—	[1]
Mortgage loan and related fees	1,025		1,443		1,594
Bank-owned life insurance income	1,006		967		—	[1]
Gain on sale of assets	—	[1]	—	[1]	974
All other items	2,536		2,792		4,285

Total other noninterest income	$5,693		$6,252		$6,853

Noninterest expense—
Professional fees	$2,127		$1,744		$1,577
FDIC insurance	1,866		—	[1]	—	[1]
Data processing	1,445		1,463		1,399
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	1,308		1,334		1,411
Intangible asset amortization	—	[1]	—	[1]	985
All other items	8,192		7,700		6,426

Total other noninterest expense	$14,938		$12,241		$11,798

[1]	Amounts less than 1% of the aggregate of total interest income plus noninterest income for each year shown are represented by a hyphen and included in “All Other Items” for the applicable year.

NOTE 23—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2009	2008
	(in thousands)
ASSETS
Cash and due from bank subsidiary	$1,376	$1,283
Investment in common stock of subsidiary	129,349	139,196
Loan to subsidiary	8,000	—
Other assets	3,514	4,045

TOTAL ASSETS	$142,239	$144,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$640	$280
STOCKHOLDERS’ EQUITY	141,599	144,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,239	$144,524

CONDENSED STATEMENT OF OPERATIONS

	2009	2008	2007
	(in thousands)
INCOME
Management fees	$7,800	$7,800	$7,289
Dividends from subsidiary	1,178	6,500	10,000
Interest income from loan to subsidiary	1,514	—	—
Other	18	16	33

Total income	10,510	14,316	17,322

EXPENSES
Salaries and employee benefits	5,652	5,896	6,674
Other	2,164	1,735	1,670

Total expenses	7,816	7,631	8,344

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	2,694	6,685	8,978
Income tax expense (benefit)	584	84	(367)

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	2,110	6,601	9,345
Equity in undistributed earnings in subsidiary	—	—	2,011
Distributions in excess of earnings of subsidiary	(35,130)	(5,240)	—

NET (LOSS) INCOME	(33,020)	1,361	11,356
Preferred stock dividends	1,609	—	—
Accretion on preferred stock discount	345	—	—

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(34,974)	$1,361	$11,356

CONDENSED STATEMENT OF CASH FLOWS

	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(33,020)	$1,361	$11,356
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities—
Equity in undistributed earnings of subsidiary	—	—	(8.568)
Distributions in excess of earnings of subsidiary	35,130	5,240	—
Amortization of deferred compensation	344	584	633
ESOP compensation	617	762	774
Decrease (increase) in other assets	531	(2,044)	6,602
(Decrease) increase in other liabilities	152	(1,640)	561

Net cash (used in) provided by operating activities	3,754	4,263	17,915

CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in subsidiary	(25,000)	—	—
Loan to subsidiary, net of payments	(8,000)	—	—

Net cash provided by (used in) investing activities	(33,000)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants	33,000	—	—
Proceeds from issuance of common stock under stock option plan	—	—	96
Repurchase and retirement of common stock	—	(2,803)	(10,388)
Purchase of ESOP shares	(1,023)	(3,033)	—
Dividends paid on preferred stock	(1,402)	—	—
Dividends paid on common stock	(1,236)	(3,253)	(3,414)

Net cash used in financing activities	29,339	(9,089)	(13,706)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	93	(4,826)	4,209
CASH AND CASH EQUIVALENTS—beginning of year	1,283	6,109	1,900

CASH AND CASH EQUIVALENTS—end of year	$1,376	$1,283	$6,109

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income taxes paid	$552	$5,548	$3,943

NOTE 24—RELATED PARTY TRANSACTIONS

During 2009, 2008 and 2007 the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s Chairman, Chief Executive Officer and President. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the management of OREO properties, for which it paid $40 thousand in 2009 and 2008 and $30 thousand in 2007. During 2009, the use of a Company car was provided to assist in managing the increased OREO properties.

In connection with the acquisition of Premier National Bank of Dalton in 2003, the Bank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a director of the Company, is a 14.3% owner of First Plaza. As a result of the agreement, the Bank leases property located at 715 S Thornton Avenue, Dalton, Georgia 30721. The Bank owns a full service branch facility located on this property. The Company recognized lease expense of $54 thousand, $51 thousand and $55 thousand for 2009, 2008 and 2007, respectively.

Additionally, the Company has entered into loan transactions with certain directors, executive officers and significant stockholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2009 and 2008 was $3,841 thousand and $4,351 thousand, respectively. At December 31, 2009, unused lines of credit to these related parties totaled $1,882 thousand.

NOTE 25—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
	(in thousands, except per share amounts)
Interest income	$16,475	$16,099	$15,958	$15,475
Interest expense	6,238	5,599	5,058	4,903

Net interest income	10,237	10,500	10,900	10,572
Provision for loan and lease losses	4,993	6,196	9,280	4,846

Net interest income after provision for loan and lease losses	5,244	4,304	1,620	5,726
Noninterest income	2,451	2,644	2,737	2,503
Noninterest expense	9,460	9,892	37,363	11,516

Income loss before income taxes	(1,765)	(2,944)	(33,006)	(3,287)
Income tax benefit	(913)	(1,536)	(4,877)	(656)

Net loss	(852)	(1,408)	(28,129)	(2,631)
Dividends and accretion on preferred stock	448	500	502	504

Net loss available to common stockholders	$(1,300)	$(1,908)	$(28,631)	$(3,135)

Net loss per share
Net loss per share—basic	$(0.08)	$(0.12)	$(1.84)	$(0.20)

Net loss per share—diluted	$(0.08)	$(0.12)	$(1.84)	$(0.20)

Shares outstanding
Basic[1]	15,573	15,503	15,543	15,582
Diluted[1]	15,573	15,503	15,543	15,584

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
	(in thousands, except per share amounts)
Interest income	$20,147	$19,046	$19,058	$17,837
Interest expense	8,632	7,630	7,362	7,237

Net interest income	11,515	11,416	11,696	10,600
Provision for loan and lease losses	1,178	1,953	3,960	8,662

Net interest income after provision for loan and lease losses	10,337	9,463	7,736	1,938
Noninterest income	2,954	2,996	3,057	2,675
Noninterest expense	10,064	10,263	9,705	10,350

Income (loss) before income taxes	3,227	2,196	1,088	(5,737)
Income tax provision (benefit)	984	592	262	(2,425)

Net income (loss)	$2,243	$1,604	$826	$(3,312)

Net income (loss) per share
Net income (loss) per share—basic	$0.14	$0.10	$0.05	$(0.21)

Net income (loss) per share—diluted	$0.14	$0.10	$0.05	$(0.21)

Shares outstanding
Basic	16,144	16,052	16,065	15,817
Diluted	16,334	16,237	16,159	15,859

[1]

The sum of the 2009 quarterly net loss per share (basic and diluted) differs from the annual net loss per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

NOTE 26—BANK-OWNED LIFE INSURANCE

The Company’s Board of Directors approved the purchase of bank-owned life insurance (BOLI) on January 26, 2005. The Company is the owner and beneficiary of these life insurance contracts. The Company invested a total of $17,250 thousand in nine bank-owned life insurance policies during the first half of 2005. In conjunction with the acquisitions of First State Bank and Jackson Bank, the Company assumed $362 thousand and $3,348 thousand, respectively, in bank-owned life insurance. The Company’s investment in bank-owned life insurance is as follows:

	2009	2008
	(in thousands)
Cash surrender value—beginning of year	$24,012	$23,140
Increase in cash surrender value, net of expenses	884	872

Cash surrender value—end of year	$24,896	$24,012

The cash surrender value of these policies is reported in other assets in the Company’s consolidated balance sheets. The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.

NOTE 27—CONCENTRATIONS OF CREDIT RISK

The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2009, the Company had approximately $411,500 thousand of interest-only loans, which primarily consist of construction and land development real estate loans (28%), commercial and industrial loans (21%) and home equity loans (21%). The loans have an average maturity of approximately eighteen months or less, with the exception of home equity lines-of-credit which have an average maturity of approximately six and a half years. The interest only loans are properly underwritten loans and are within the Company’s lending policies.

At December 31, 2009, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

NOTE 28—SUBSEQUENT EVENTS

On January 19, 2010, the Company settled the arbitration claim, in which Lloyd L. Montgomery, III, the Company’s former President and Chief Operating Officer, claimed that the Company wrongfully terminated his employment. The settlement was fully accrued as of December 31, 2009.

On January 27, 2010, the Company’s Board of Directors elected to suspend the dividend on the Company’s common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. The Company may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred the first quarter 2010 dividend payment, the Company is prohibited on paying any future dividends on common stock until all dividends payable to the Treasury under the CPP have been paid in full.

On February 3, 2010, the Company received a letter of resignation from Director William B. Kilbride. Mr. Kilbride indicated that the economic environment surrounding the business of his full-time responsibilities at Mohawk Industries dictated that he dedicate his full attention to that work. The Company filed a Form 8-K on February 3, 2010 with additional information.

The Company evaluated subsequent events through the date of this filing. The Company did not identify any such subsequent events, except as described above.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Security Group, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

Joseph Decosimo and Company, PLLC, an independent registered public accounting firm, has issued a report on the effectiveness of internal control over financial reporting as of December 31, 2009, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited First Security Group, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Security Group, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of First Security Group, Inc. and subsidiary and our report dated March 16, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 16, 2010

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that has not been reported.

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

The remaining information for this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2010, under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2010, under the headings “Proposal One: Election of Directors- Director Compensation” and “Executive Compensation” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options and vesting of restricted awards	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	1,272,828	$8.04	694,242
Equity compensation plans not approved by security holders	—	—	—
Total	1,272,828	$8.04	694,242

The remaining information for this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2010, under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2010, under the headings “Related Party Transactions” and “Proposal One: Election of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item is included in First Security’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2010, under the heading “Proposal Two: Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

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

(3) Exhibits

Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.[1]

3.2	Articles of Amendment to the Charter of Incorporation.[2]

3.3	Articles of Amendment to the Charter of Incorporation.[3]

3.4	Bylaws.[4]

4.1	Form of Common Stock Certificate.[4]

4.2	Form of Series A Preferred Stock Certificate.[5]

4.3	Warrant to Purchase up to 823,627 shares of Common Stock, dated January 9, 2009.[6]

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[4]

10.2*	First Security’s Amended and Restated 2002 Long-Term Incentive Plan.[7]

10.3*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[8]

10.4*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[8]

10.5*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[8]

10.6*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[8]

10.7*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Rodger B. Holley.[9]

10.8*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Rodger B. Holley.[1]

10.9*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Lloyd L. Montgomery, III.[9]

10.11*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Lloyd L. Montgomery, III.[1]

10.12*	Employment Agreement Dated as of May 16, 2003 by and between First Security and William L. Lusk, Jr.[9]

10.13*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and William L. Lusk, Jr.[1]

10.14*	First Security Group, Inc. Non-Employee Director Compensation Policy.[10]

10.15*	Form of First Amendment to Employment Agreements, Dated as of December 18, 2008 (executed by Messrs. Holley, Montgomery and Lusk).[10]

Exhibit Number	Description
10.16*	Form of Senior Executive Officer Agreement, Dated as of January 9, 2009 (executed by Messrs. Holley, Montgomery and Lusk).[11]

10.17	Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[12]

10.18*	Form of TARP Restricted Employee Agreement, Dated as of December 10, 2009 (executed by Messrs. Holley and Lusk).

21.1	Subsidiaries of the Registrant.[13]

23.1	Consent of Joseph Decosimo and Company, PLLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to EESA.

99.2	Certification of Chief Financial Officer pursuant to EESA.

[1]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2005.
[2]	Incorporated by reference to the Exhibit 3.1 to the Current Report on Form 8-K filed January 9, 2009.
[3]	Incorporated by reference to the Exhibit 3.2 to the Current Report on Form 8-K filed January 9, 2009.
[4]	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.
[5]	Incorporated by reference to the Exhibit 4.1 to the Current Report on Form 8-K filed January 9, 2009.
[6]	Incorporated by reference to the Exhibit 4.2 to the Current Report on Form 8-K filed January 9, 2009.
[7]	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed April 30, 2007.
[8]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2004.
[9]	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
[10]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31,2009.
[11]	Incorporated by reference to the Exhibit 10.3 to the Current Report on Form 8-K filed January 9, 2009.
[12]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed January 9, 2009.
[13]	Incorporated by Reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2003.
*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ RODGER B. HOLLEY
Rodger B. Holley
Chief Executive Officer, President and Chairman of the Board of Directors

DATE: March 16, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

Signature	Title

/S/ RODGER B. HOLLEY Rodger B. Holley (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board of Directors

/S/ WILLIAM L. LUSK, JR. William L. Lusk, Jr. (Principal Financial Officer)	Secretary, Chief Financial Officer and Executive Vice President

/S/ JOHN R. HADDOCK John R. Haddock	Controller and Vice-President (Principal Accounting Officer)

/S/ J. C. HAROLD ANDERS J.C. Harold Anders	Director

/S/ RANDALL L. GIBSON Randall L. Gibson	Director

/S/ CAROL H. JACKSON Carol H. Jackson	Director

/S/ RALPH L. KENDALL Ralph L. Kendall	Director

/S/ D. RAY MARLER D. Ray Marler	Director