Form 10-K/A
period 2009-12-31
FIRST SECURITY GROUP INC/TN
filed 2010-04-30
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 ON

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of First Security Group, Inc. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Form 10-K”).

This Amendment No. 1 is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Registrant’s definitive proxy statement not later than 120 days after the end of the fiscal year covered by the Original Form 10-K.

As indicated in the Original Form 10-K, the date of the Registrant’s Annual Meeting of Stockholders had been set for June 2, 2010. In order to provide full disclosure to its shareholders regarding the regulatory agreement signed by the Registrant’s subsidiary on April 28, 2010, the Registrant decided to delay the Registrant’s Annual Meeting of Stockholders to June 30, 2010. Accordingly, the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2009, and the information required by Part III of Form 10-K cannot be incorporated by reference and therefore must be included as part of the Original Form 10-K. The Registrant is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

The Registrant is also filing as an exhibit to this Amendment No. 1 the settlement agreement, dated January 19, 2010, with Lloyd L. Montgomery, III, the Registrant’s former President and Chief Operating Officer. While executed after December 31, 2009, the Registrant believes disclosure with this Amendment No. 1 is appropriate due to its effect on the compensation reported for Mr. Montgomery in this Amendment No. 1.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after March 16, 2009, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page, the additional exhibit for Mr. Montgomery’s settlement agreement, and the certifications required to be filed as exhibits to this Amendment No. 1.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information About Directors

First Security believes that its Board as a whole should encompass a range of talent, skill and expertise enabling it to provide sound guidance with respect to First Security’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business.

The nominating committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of First Security’s business. Each director nominee identified below holds or has held senior executive positions in relevant organizations and has operating experience that meets this objective, as described below. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, corporate governance, risk management, and leadership development. Our nominating committee further believes that each of the director nominees has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; and the commitment to devote significant time and energy to service on the Board.

The following table shows for each current director and director nominee: (1) his or her name; (2) his or her age at December 31, 2009; (3) how long he or she has been one of our directors; (4) his or her position(s) with us, other than as a director; (5) his or her principal occupation and business experience for the past five years; and (6) a brief discussion of the specific experience, qualifications, attributes or skills that the Board believes qualifies each director for service on First Security’s Board. Except as otherwise indicated, each director has been engaged in his or her present principal occupation for more than five years. Each of the director nominees listed below is also a director of FSGBank.

Name (Age)	Director Since	Position with First Security and Business Experience
Rodger B. Holley (62)	1999	Chairman, President and Chief Executive Officer of First Security and FSGBank since April 2009; Chairman and Chief Executive Officer of First Security since February 1999 and FSGBank since 2000; President of First Security from February 1999 to May 2007 and FSGBank from 2000 to May 2007; and Director of Dalton Whitfield Bank (Dalton, GA), from September 1999 to September 2003 when it merged with FSGBank. Mr. Holley has 37 years of banking officer experience and 25 years of service on bank boards. We believe Mr. Holley’s long banking career well qualifies him to serve on our Board of Directors.

Randall L. Gibson (48)	2006	Lead Independent Director since March 2010; Chief Operating Officer, Chief Manager and General Counsel of Lawler-Wood, LLC (regional and international real estate services, Knoxville, TN) since 1995. Mr. Gibson has 15 years of real estate services experience and 24 years of practice as a lawyer. We believe Mr. Gibson’s experience as a chief operating officer and general counsel of an international real estate services firm well qualifies him to serve on our Board of Directors.

Carol H. Jackson (70)	2002	Retired as Vice President of Baker Street Rentals (property management, Knoxville, TN) in 2006 after serving in this role since 1991. Ms. Jackson has 17 years of property management experience and has served on various bank boards continuously over the last 21 years. We believe Ms. Jackson’s experience in property management and long service on the boards of financial institutions well qualifies her to serve on our Board of Directors.

Ralph L. Kendall (81)	1999	Retired as a partner with Ernst & Young LLP (international CPA firm, Chattanooga, TN) in 1986. Mr. Kendall has 35 years of accounting experience, with Ernst & Young LLP and its predecessors, and 25 years of service on bank boards. We believe Mr. Kendall’s long and varied business career, including his extensive accounting experience and work with larger corporations, well qualifies him to serve on our Board of Directors.

Name (Age)	Director Since	Position with First Security and Business Experience

D. Ray Marler (65)	1999	President of Ray Marler Construction Company (general construction, Chattanooga, TN) since 1965; President and Chief Manager of Environmental Materials, LLC (environmental services, Chattanooga, TN) since 1998; President of Environmental Holdings, Inc. (environmental services, Chattanooga, TN) since 1998; President of Environmental Materials, Inc. (environmental services, Chattanooga, TN) since 1998; President and Chief Manager of Chattanooga Transfer LLC (waste management, Chattanooga, TN) since 2004; Partner of Canyons LLC (land development, Chattanooga, TN) since 2004; President and Chief Manager of City Disposal Services, LLC (waste management, Chattanooga, TN) since 2006; and Chief Manager of MWW, LLC (land management, Chattanooga, TN) from 2002 to 2006. Mr. Marler has 44 years of general construction experience and 20 years of service on bank boards. We believe that Mr. Marler’s long and varied business career, including extensive experience creating and developing owner managed businesses, well qualifies him to serve on our Board of Directors.

Retiring Directors

On February 3, 2010, the Company received a letter of resignation from Director William B. Kilbride. Mr. Kilbride indicated that the economic environment surrounding the business of his full-time responsibilities at Mohawk Industries dictated that he dedicate his full attention to that work. Mr. Kilbride had been a director of First Security and FSGBank since 2003.

On March 25, 2010, the Company received a letter of resignation from Director J.C. Harold Anders. Mr. Anders indicated a desire to dedicate additional time to his various business interests and to personal matters, including spending more time with his family. Mr. Anders had been a director of First Security and FSGBank since 2003.

Neither resigning director expressed any disagreement with First Security’s operations, policies or practices.

First Security thanks Messrs. Kilbride and Anders for their service to First Security and FSGBank. First Security currently anticipates seeking qualified business persons to serve as independent directors of First Security.

Information About Executive Officers

Executive officers are appointed annually at the meetings of the respective Boards of Directors of First Security and FSGBank following the annual meetings of shareholders, to serve until the next annual meeting and until their successors or additional executive officers are chosen and qualified. The following table shows for each executive officer: (1) his or her name; (2) his or her age at December 31, 2009; (3) how long he or she has been an officer of First Security; (4) his or her position with First Security; and (5) his or her principal occupation and business experience for the past five years.

Name (Age)	Officer Since		Position with First Security and Business Experience
Rodger B. Holley (62)	1999		Chairman, President and Chief Executive Officer of First Security and FSGBank since April 2009; Chairman and Chief Executive Officer of First Security since February 1999 and FSGBank since 2000; President of First Security from February 1999 to May 2007 and FSGBank from 2000 to May 2007; and Director of Dalton Whitfield Bank (Dalton, GA), from September 1999 to September 2003 when it merged with FSGBank.

William L. Lusk, Jr. (41)	1999		Secretary of the Board, Executive Vice President and Chief Financial Officer of First Security since April 1999 and FSGBank since June 2000; Secretary, Executive Vice President and Chief Financial Officer of Dalton Whitfield Bank (Dalton, GA) from September 1999 to September 2003 when it merged with FSGBank; and Executive Vice President and Chief Financial Officer of First State Bank (Maynardville, TN) from July 2002 to September 2003 when it merged with FSGBank.

Denise M. Cobb (35)	2010	*	Senior Vice President and Chief Risk Officer of First Security since May 2009; Vice President, Director of Internal Audit for First Security, October 2007 to May 2009; Vice President, Project Manager of First Security from August 2006 to October 2007; and Vice President, Corporate Controller and Principal Accounting Officer of First Security from February 2005 to August 2006.

Name (Age)	Officer Since		Position with First Security and Business Experience

Philip B. Beaudette (54)	2010	**	Executive Vice President and Chief Credit Officer of First Security since April 2010; Senior Vice President and Manager of Special Assets Department of United Community Banks, Inc. from January 2010 through April 2010; Senior Vice President and Group Manager for Commercial Real Estate Special Assets and Residential Construction Lending of SunTrust Bank from January 2008 to December 2009; and Senior Vice President and Regional Credit Manager of SunTrust Bank from December 2003 to December 2008.

*	Appointed to be an executive officer on February 24, 2010.
**	Appointed to be an executive officer, subject to standard regulatory non-objections, on April 28, 2010.

The recent elevation of Ms. Cobb’s Chief Risk Officer position to an executive officer level and the hiring of Mr. Beaudette as Chief Credit Officer has helped deepen First Security’s executive officer depth. In addition, First Security is seeking to hire an experienced lender to fill a new corporate-wide Senior Lender position and to fill the vacant Chief Operating Officer position.

Under the SEC disclosure rules, only certain executives with compensation of at least $100,000 in the prior year need to be disclosed in the Summary Compensation Table. The officers disclosed in the Summary Compensation Table are then referred to as the “Named Executive Officers.” We anticipate that Ms. Cobb and Mr. Beaudette will “Named Executive Officers” next year, based on the compensation they will receive during 2010. However, neither Ms. Cobb nor Mr. Beaudette are considered “Named Executive Officers” for 2010 as neither received more than $100,000 in annual compensation from First Security in 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires First Security’s directors and executive officers, and persons who own more than 10% of First Security common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of First Security. Directors, executive officers and greater than 10% shareholders are required by regulation to furnish First Security with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of these reports and certifications from our directors and officers, all of our directors and executive officers complied with all applicable Section 16(a) filing requirements during 2009. In regard to beneficial owners of more than 10% of outstanding shares of common stock, we not aware that any person beneficially owns more than 10% of our common stock.

Audit/Corporate Governance Committee

Our Audit/Corporate Governance Committee is comprised of Ralph L. Kendall (Chairman), D. Ray Marler, and Carol H. Jackson, each of whom are independent directors under the independence standards of the Nasdaq Stock Market. The Board of Directors has determined that Mr. Kendall meets the criteria specified under applicable SEC regulations for an “audit committee financial expert.” In addition, the Board believes that all of the Audit/Corporate Governance Committee members have the financial knowledge, business experience and independent judgment necessary for service on the Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee held four meetings during 2009.

The Audit/Corporate Governance Committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, overseeing the audit of our fiduciary activities and determining that all audits and examinations required by law are performed. Our Board of Directors has adopted a written charter for the Audit/Corporate Governance Committee, a copy of which is available on our website, www.FSGBank.com. Our Board of Directors annually reviews and approves changes to the Audit/Corporate Governance Committee charter. Under the charter, the committee has the authority and is empowered to:

•	appoint, approve compensation and oversee the work of the independent auditor;

•	resolve disagreements between management and the auditors regarding financial reporting;

•	pre-approve all auditing and appropriate non-auditing services performed by the independent auditor;

•	retain independent counsel and accountants to assist the committee;

•	seek information it requires from employees or external parties; and

•	meet with our officers, independent auditors or outside counsel as necessary.

Code of Business Conduct and Ethics

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

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes First Security’s compensation philosophy and policies for 2009 that applied to First Security’s Named Executive Officers: Rodger B. Holley; William L. Lusk, Jr.; and Lloyd L. Montgomery, III. It explains the structure and rationale associated with each material element of each Named Executive Officer’s total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following this discussion and analysis.

The following discussion and analysis contains statements regarding future performance targets and goals. These targets and goals are disclosed in the limited context of First Security’s compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. First Security specifically cautions investors not to apply these statements to other contexts.

Compensation Philosophy and Objectives

First Security’s Compensation Committee (the “Committee”), composed entirely of independent directors, sets and administers the policies that govern First Security’s executive compensation programs, and various incentive and equity award programs. The outcomes of all decisions made by the Committee relating to the compensation of the Named Executive Officers are shared with the full Board.

First Security seeks to target executive compensation at levels consistent with others in the banking industry. In general, for senior management positions of First Security, including the Named Executive Officers, First Security seeks to pay base salaries that target the market median and above of other banks of similar size and geographic location, and to pay, if appropriate, competitive bonuses and long-term incentives to motivate and retain our executives.

Troubled Asset Relief Program Capital Purchase Program

On January 9, 2009, First Security completed a transaction with the United States Treasury under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”). Under the TARP CPP, First Security sold 33,000 shares of its Series A Cumulative Perpetual Preferred Stock, which bears an initial dividend rate of 5% increasing to 9% after five years, to the Treasury in exchange for an investment of $33 million. In addition, the Treasury received a warrant for the purchase of 823,627 shares of First Security’s common stock.

In connection with First Security’s participation in the TARP CPP, First Security is required to comply with certain limitations regarding the compensation of its executive officers. In connection with First Security’s participation in the TARP CPP, each of our Named Executive Officers entered into a side letter agreement with First Security that set forth the executives’ acknowledgement and agreement that certain amounts otherwise payable to the executive under contractual arrangements are limited by the TARP CPP executive compensation limits, for so long as the Treasury holds an investment in First Security.

Settlement with Mr. Montgomery

On January 19, 2010, First Security settled a $2.3 million arbitration claim made in 2009 by Lloyd L. Montgomery, III, its former President and Chief Operating Officer, by agreeing to pay Mr. Montgomery $500 thousand pursuant to a settlement agreement. After vigorously defending against the claim since its filing, First Security determined that, given the expenses attendant to the conduct of the arbitration proceeding and related considerations, it was in First Security’s best interests to resolve the claim by agreement. Therefore, First Security negotiated a settlement agreement with Mr. Montgomery on its behalf and on behalf of FSGBank, N.A. through which the parties agreed to: (i) the payment described above; (ii) fully, finally and generally release all claims they had against one another; and (iii) dismiss the arbitration claim with prejudice. The settlement agreement also provides that Mr. Montgomery’s confidentiality and non-solicitation obligations under his employment agreement remained in effect.

Prior to the termination of his employment on April 15, 2009, Mr. Montgomery’s compensation was generally comparable to that our continuing Named Executive Officers. Accordingly we have not separately analyzed his compensation below unless a distinction is required. Prior to the termination of his employment, Mr. Montgomery’s base salary had remained unchanged since 2008, and no other modifications of his compensation were planned by First Security.

Compensation-Related Governance and Role of the Compensation Committee

Committee Charter and Members.    The Committee’s primary responsibilities are to: (1) determine the compensation payable to executive officers; (2) evaluate the performance of the Chief Executive Officer and the relationship between performance and First Security’s compensation policies for the Chief Executive Officer and other executive officers; (3) issue reports in accordance with SEC rules regarding compensation policies; and (4) approve and administer stock-based, profit-sharing and incentive compensation plans. The Charter of the Committee is available on our website, www.FSGBank.com, and in print upon request (submit request for copies of the Charter to First Security Group, Inc., Attn: Secretary of the Board, 531 Broad Street, Chattanooga, Tennessee 37402). As of December 31, 2009, the members of First Security’s Committee were J.C. Harold Anders (Chairman), Ralph L. Kendall, and D. Ray Marler, each of whom was “independent” within the meaning of the listing standards of the NASDAQ, was a “nonemployee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, and was an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986. With the resignation of Mr. Anders on March 25, 2010, the Committee was reduced to two members, D. Ray Marler (Chairman) and Ralph L. Kendall.

Interaction with Consultants.    Historically, the Committee has retained the services of nationally recognized consulting firms to assist First Security in benchmarking compensation for the Named Executive Officers. The most recent compensation study focusing on executive officers was conducted by Amalfi Consulting LLC in December 2008, who reported directly to the Committee. In light of economic circumstances, the restrictions on executive compensation related to First Security’s participation in the TARP CPP, and the Committee’s decision to continue to hold salaries at 2008 levels, the Committee decided not to hire a compensation consultant during 2009 or to date in 2010.

Role of Executives in Compensation Committee Deliberations.    The Committee frequently requests the Chief Executive Officer to be present at Committee meetings to discuss executive compensation and evaluate company and individual performance. Occasionally, other executives may attend a Committee meeting to provide pertinent financial, risk evaluation or legal information. Executives in attendance may provide their insights and suggestions, but only the independent Committee members may vote on decisions regarding changes in executive compensation.

The Chief Executive Officer does not provide the recommendations for changes in his own compensation. The Committee discusses the Chief Executive Officer’s compensation with him, but final deliberations and all votes regarding his compensation are made without the Chief Executive Officer present. The Committee initiates any changes in the Chief Executive Officer’s compensation based on periodic market reviews and recommendations from outside consultants. Relative to executives other than the Chief Executive Officer, the Committee uses the Chief Executive Officer’s proposals and, historically, input from a compensation consulting firm in making its decisions regarding compensation.

Compensation Committee Activity.    The Committee held two meetings during 2009. Activities included analyzing the TARP CPP executive compensation requirements, analyzing the risks associated with First Security’s compensation plans, and determining levels of salary, bonus and other levels of compensation for 2009 and 2010.

Compensation Framework

Summary of Pay Components.     First Security uses the pay components identified below to balance the various objectives identified by the Committee. First Security’s compensation framework encourages the achievement of strategic objectives and creation of shareholder value, recognizes and rewards individual initiative and achievements, maintains an appropriate balance between base salary and annual and long-term incentive opportunity, and allows First Security to compete for, retain, and motivate talented executives that are important to our success.

Salaries.    In light of the economic recession, company performance and the market value of the common stock, the Committee determined not to make any adjustment for 2010 to the annual base salary for the continuing Named Executive Officers from 2008 or 2009 levels as presented in the table below.

	Base Salaries
Name	2008 ($)	Percent Change	2009 ($)	Percent Change	2010 ($)
Rodger B. Holley	358,800	0.0%	358,800	0.0%	358,800
William L. Lusk, Jr.	185,100	0.0%	185,100	0.0%	185,100

The annual base salaries in 2010 for our newest executive officers are $210,000 for Mr. Beaudette and $137,500 for Ms. Cobb.

Annual Cash Bonuses.    First Security has historically used annual bonus payments to focus attention on current strategic priorities and to drive achievement of short-term corporate objectives. All officers and employees, excluding part-time employees and employees on a commission pay structure, are eligible to receive cash bonuses, at the discretion of the Committee. Generally, the Committee determines whether to pay annual cash bonuses to eligible employees at the end of each year, and has historically focused primarily on company-wide performance rather that the performance of specific individuals or units within First Security.

In establishing the size of the bonus payments, the Committee has historically considered the employees base salary as a factor, but not the sole determinant, in setting the bonus payment amount. Specifically, the Committee has established “threshold,” “target” and “maximum” levels of bonus for each of the Named Executive Officers, although the Committee retains complete discretion to determine what level of bonus payment, if any, is appropriate and to deviate from these levels. The “threshold” level of bonus is intended to provide generally the minimum level of bonus that the Committee believes would be appropriate in the event the Committee determines to pay a bonus. Although this level of performance is not quantifiable (as no specific targets or goals are established), this is best thought of as First Security achieving “mere satisfactory” performance in the eyes of the Committee.

The “target” level of bonus indicates the Committee’s intended level of bonus if the Committee determines that the Company and the Named Executive Officer, have achieved beyond expectations. In the eyes of the Committee, it is intended to reward the executive for going above and beyond in the achievement of strong results for First Security. The “maximum” level of bonus is intended to provide generally the maximum level of bonus that the Committee believes would be appropriate in the event that First Security “hits a home run.” This level is intended to be difficult to reach, but also indicates a clear maximum to the executives to discourage the executives from taking unnecessary risks. The Committee believes these prospective levels of bonus payments are consistent with First Security’s overall compensation philosophy presented earlier.

The table below shows the bonus award opportunities at threshold, target, and maximum levels for each continuing Named Executive Officer in 2010 as a percentage of salary, without taking into effect the limitations imposed by the TARP CPP discussed below, as well as the actual level of payouts in 2009.

	Bonus Opportunities
	2010 Levels			2009 Actual
Name	Threshold	Target	Maximum
Rodger B. Holley	20%	35%	55%	0%
William L. Lusk, Jr.	15%	25%	40%	0%

While the “threshold,” “target” and “maximum” levels of bonuses are established as quantitative measures based on each Named Executive Officer’s base salary, they do not constrain the Committee’s discretion in any manner. However, as discussed below, the “target” level of bonus is considered in calculating the amount owed under the Named Executive Officer’s employment agreements in the event of either: (a) a termination for good reason by the executive or without cause by First Security; or (b) a change in control of First Security.

In 2009, in light of the economic recession, company performance and the market value of the common stock, the Committee did not approve any bonus payments.

For 2010, the Committee intends to continue to look at a broad range of factors in determining whether to approve bonus payments, including asset quality, capital ratios, core deposit levels, efficiency ratio, earnings per diluted share, liquidity and net interest margin. In addition, the Committee retains the complete discretion to review economic, market and competitive factors during the year, and, based on such review, to make adjustments to factors considered. No specific goals, targets or objectives have been set by the Committee or communicated to employees.

Because of the anticipated continuing impact of the economic recession on 2010 results, the Committee currently believes it is unlikely that any bonus payments will be made for 2010. In addition, under the TARP CPP executive compensation limits, First Security is prohibited from paying or accruing any bonuses to the five most highly compensated employees, for so long as the Treasury holds an investment in First Security. These regulations significantly limit First Security’s ability to pay bonuses to the Named Executive Officers.

Long-Term Incentives.    First Security has historically used long-term incentives to encourage its Named Executive Officers to focus on critical long-range objectives, to foster retention and to align the Named Executive Officers’ interests with the long-term interests of our other shareholders. The 2002 Long-Term Incentive Plan authorizes the granting of stock options (incentive stock options or non-qualified stock options), stock appreciation rights, and restricted stock.

Under the TARP CPP executive compensation limits, First Security is prohibited from paying or accruing any long-term incentive compensation, except for certain restricted stock awards, to the five most highly compensated employees, for so long as the Treasury holds an investment in First Security. First Security may provide incentive compensation in the form of restricted stock awards, so long as the value of the stock does not exceed one-third of the Named Executive Officer’s total amount of annual compensation, the stock does not fully vest until Treasury no longer holds an investment in First Security, and any other conditions which the Treasury may specify have been satisfied.

In 2009, in light of the economic recession, company performance and the market value of the common stock, the Committee did not approve any new long-term incentives to the Named Executive Officers.

For 2010, the Committee intends to continue to look at a broad range of factors in determining whether to grant new long-term incentives. Because of the anticipated continuing impact of the economic recession on 2010 results, the Committee does not expect to approve any new long-term incentives for the Named Executive Officers.

401(k) and Employee Stock Ownership Plan.    First Security sponsors the First Security Group 401(k) and Employee Stock Ownership Plan pursuant to which First Security makes matching contributions. The purpose of the plan is to provide participating employees with an opportunity to obtain beneficial interests in the stock of First Security and to accumulate capital for their future economic security. Our Plan owns shares of First Security common stock and allocates the shares for the company-matching element of the 401(k). We may use the shares for ESOP profit sharing opportunities, but have not done so to date.

In 2009, First Security’s Plan satisfied the safe harbor rules provided in Code Section 401(k)(12) and Code Section 401(m)(11). In 2009, First Security made matching contributions of at least 100% of each participant’s 401(k) contributions up to six percent (6%) of compensation. In 2010, First Security intends to reduce the level of matching contributions to one percent (1%), effective July 1, 2010. The Plan provides for 100% vesting of all accounts.

Executive Retirement Benefits.    In 2005, First Security entered into salary continuation agreements with each of the Named Executive Officers. The salary continuation agreements are intended to provide the officers with a fixed annual benefit for 15 years subsequent to retirement on or after the normal retirement age of 65. The salary continuation agreements help support the objective of maintaining a stable, committed, and qualified team of key executives through the inclusion of retention and non-competition provisions.

In light of the economic recession and current company performance, First Security is currently exploring the possibility of “freezing” benefits under the salary continuation agreements, with the consent of the Named Executive Officers, until First Security’s performance improves.

In connection with First Security’s participation in the TARP CPP, each of our Named Executive Officers have also entered into a separate letter agreement with First Security that sets forth the executives’ acknowledgement and agreement that certain amounts otherwise payable to the executive under the salary continuation agreements may be limited during the period that the Treasury holds an investment in First Security under the TARP CPP. First Security is prohibited, for so long as the Treasury holds an investment in First Security, from making any payment to a Named Executive Officer upon departure from First Security for any reason, except for payments for services performed or benefits accrued.

First Security entered into a salary continuation agreement with Mr. Holley on December 21, 2005, pursuant to which Mr. Holley is entitled to certain nonqualified retirement benefits. Mr. Holley’s salary continuation agreement provides that Mr. Holley will be entitled to monthly benefits for 15 years upon his retirement after reaching normal retirement age (65). The amount of the monthly benefit will be based on a percentage of Mr. Holley’s final annual base salary or his average base salary for the three years prior to reaching normal retirement age, whichever is greater. The initial percentage of base salary payable to Mr. Holley is 60%, increasing 4% annually to a maximum of 80%. In the event Mr. Holley voluntarily resigns without good reason (as defined in the salary continuation agreement), he would be entitled to the vested percentage of the benefits actually accrued under his salary continuation agreement. The benefits vest in five equal annual increments beginning on June 1, 2006. In the event of a change in control, involuntary termination without cause, or resignation for good reason (each as defined in the salary continuation agreement), Mr. Holley would be entitled to the projected maximum benefit under his salary continuation agreement, based on his maximum percentage benefit and his expected annual salary upon reaching his normal retirement age. In the event of a termination due to disability, Mr. Holley would be entitled to 100% of the benefits accrued under the salary continuation agreement. Any such benefits are payable for 15 years, in twelve equal monthly installments, commencing on the first day of the month following his termination of employment or, if later, upon reaching normal retirement age. In the event Mr. Holley dies while benefits are still payable, his designated beneficiary would be entitled to all benefit payments at the same time and in the same manner as they would have been paid to Mr. Holley. In the event Mr. Holley is terminated for cause (as defined in the salary continuation agreement), Mr. Holley would not be entitled to any benefits under his salary continuation agreement. In the event Mr. Holley dies while in active service, his designated beneficiary would be entitled to the projected maximum benefit under the salary continuation agreement. Such benefit is payable for 15 years, in twelve equal monthly installments, commencing on the first day of the month following Mr. Holley’s death. First Security purchased bank-owned life insurance policies, which may be used as a source for the payment of benefits.

First Security entered into a salary continuation agreement with Mr. Lusk on December 21, 2005. The terms of Mr. Lusk’s salary continuation agreement are generally the same as those in Mr. Holley’s agreement, except the percentage of base salary (or, if applicable, average base salary) payable to Mr. Lusk is 20%, increasing 1% annually to a maximum of 40%.

First Security entered into a salary continuation agreement with Mr. Montgomery on December 21, 2005. The terms of Mr. Montgomery’s salary continuation agreement were generally the same as those in Mr. Holley’s agreement, except the percentage of base salary (or, if applicable, average base salary) payable to Mr. Montgomery was 30%, increasing 2% annually to a maximum of 50%. Pursuant to the termination of his employment on April 15, 2009 and the terms of the January 19, 2010 settlement agreement, Mr. Montgomery is not entitled to any benefits under his salary continuation agreement.

Other Compensation.    The Named Executive Officers participate in First Security’s broad-based employee benefit plans, such as medical, dental, disability and term life insurance programs.

For each of the Named Executive Officers, First Security also provides certain perquisites that the Committee believes are commensurate with the services provided by that Named Executive Officer to First Security. The perquisites provided by First Security to one or more of its Named Executive Officers include: business and personal use of a company car for transportation for the executive, his or her customers, employees and directors; social and civic club dues for networking and entertaining; and business and personal use of a cell phone for accessibility to the executive.

As reflected in the Summary Compensation Table, First Security paid $179,587 in legal fees, consulting fees and other related expenses incurred by Mr. Montgomery. Pursuant to Mr. Montgomery’s employment agreement with First Security, First Security was obligated to pay for Mr. Montgomery’s expenses in his efforts to enforce payment, benefit or right provided in said agreement. Given the expenses attendant to the conduct of the arbitration proceeding and related considerations, the Board of First Security determined it was in the best interests of First Security to resolve Mr. Montgomery’s claim on January 19, 2010 pursuant to the terms of the settlement agreement.

Review of Prior Amounts Granted and Realized

Our goal is to motivate and reward executives to enhance franchise value and to align interests with the long-term interests of the shareholders. The Committee does not currently consider prior stock compensation gains as a factor in determining salary or bonuses, but does consider the impact of existing long-term incentives when analyzing whether further grants are appropriate.

Adjustment or Recovery of Awards

First Security has entered into letter agreements with each of the Named Executive Officers providing that any bonus or incentive compensation paid to the Named Executive Officer, for so long as the Treasury holds an investment in First Security, is subject to recovery or “clawback” by First Security if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.

In addition, under Section 304 of the Sarbanes-Oxley Act, if First Security is required to restate its financials due to noncompliance with any financial reporting requirements as a result of misconduct, our Chief Executive Officer and Chief Financial Officer must reimburse First Security for (1) any bonus or other incentive- or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of First Security common stock during those 12 months.

Timing of Equity Grants

First Security does not have a formal written policy guiding the timing of equity grants. All equity grants were made after formal Committee approval. First Security has reviewed its equity grant practices and has confirmed that all past equity grants have been consistent with SEC guidelines.

Employment Agreements

In 2003, First Security entered into separate employment agreements with each of the Named Executive Officers, and the material terms of those agreements are described below. In connection with First Security’s participation in the TARP CPP, each of our Named Executive Officers have also entered into a separate letter agreement with First Security that sets forth the executives’ acknowledgement and agreement that certain amounts otherwise payable to the executive under the employment agreements described below may be limited during the period that the Treasury holds an investment in First Security under the TARP CPP. First Security is prohibited, for so long as the Treasury holds an investment in First Security, from any payment to a Named Executive Officer upon departure from First Security for any reason, except for payments for services performed or benefits accrued.

First Security entered into a three-year employment agreement with Rodger B. Holley on May 16, 2003 regarding Mr. Holley’s employment. At the end of each year of the agreement, it renews for an additional year, unless either of the parties to the agreement gives notice of his or its intent not to renew the agreement at least 90 days prior to the renewal date. To date, neither First Security nor Mr. Holley have provided such notice; as a result, the term of Mr. Holley’s agreement will extend until at least May 16, 2011. Under the terms of the agreement, First Security provides Mr. Holley with health and life insurance, membership fees to social and civic clubs and an automobile for business and personal use. If First Security terminates Mr. Holley’s employment without cause or Mr. Holley terminates his employment for good reason, Mr. Holley will be entitled to a Lump Sum Payment, a Pro Rata Incentive Payment and continuation of medical benefits for twelve months. The Lump Sum Payment is an amount equal to the sum of his current base salary plus the greater of (1) the highest of his last three years’ incentive payments or (2) his target annual bonus. The Pro Rata Incentive Payment is an amount equal to the pro rata portion of the target annual bonus based on the number of days that have passed in the employment year before Mr. Holley’s termination.

Upon a change in control of First Security, Mr. Holley will be entitled to three times the Lump Sum Payment, payment of a Pro Rata Incentive Payment, and continuation of medical benefits for twelve months. If First Security cannot continue the medical benefits to which Mr. Holley is entitled under the agreement because Mr. Holley is no longer employed, First Security will pay Mr. Holley the amount it would have paid for such benefits over the 12-month period. The agreement also generally provides that Mr. Holley will not compete with First Security in the banking business nor solicit First Security’s customers or employees for a period of 12 months following termination of his employment. The noncompetition and nonsolicitation provisions of the agreement apply if Mr. Holley terminates his employment without cause, for good reason or in connection with a change in control, or if First Security terminates his employment with or without cause.

First Security entered into a three-year employment agreement with William L. Lusk, Jr. on May 16, 2003 regarding Mr. Lusk’s employment. With the exception of the initial base salary, the terms of Mr. Lusk’s employment agreement are the same as those in Mr. Holley’s agreement. Neither First Security nor Mr. Lusk have provided notice of non-renewal of the agreement.

First Security entered into a three-year employment agreement with Monty L. Montgomery on May 16, 2003 regarding Mr. Montgomery’s employment. With the exception of the initial base salary, the terms of Mr. Montgomery’s employment agreement were the same as those in Mr. Holley’s agreement. Pursuant to the termination of his employment on April 15, 2009 and the terms of the January 19, 2010 settlement agreement, Mr. Montgomery is not entitled to any further benefits under his employment agreement.

Tax and Accounting Considerations

First Security takes into account tax and accounting implications in the design of its compensation programs. For example, in the selection of long-term incentive instruments, the Committee reviews the projected expense amounts and expense timing associated with alternative types of awards. Under current accounting rules, First Security must expense the grant-date fair value of share-based grants such as restricted stock and stock options. The grant-date value is amortized and expensed over the service period or vesting period of the grant. In selecting appropriate incentive devices, the Committee reviews extensive modeling analyses and considers the related tax and accounting issues.

Section 162(m)(1) of the Internal Revenue Code places a limit on the tax deduction for compensation in excess of $1 million paid to the chief executive officer and the three most highly compensated executive officers (other than the chief executive officer and the chief financial officer) of a corporation in a taxable year, except to the extent that the compensation constitutes “qualified performance-based compensation.” Payments under the 2002 Long-Term Incentive Plan are designed to constitute “qualified performance-based compensation.”

Section 162(m)(5) of the Internal Revenue Code places a limit on the tax deduction for compensation in excess of $500,000 paid to the chief executive officer, the chief financial officer and the three most highly compensated officers (other than the chief executive officer and the chief financial officer), for so long as the Treasury retains an investment in First Security.

All of the compensation First Security paid in 2009 to the Named Executive Officers is expected to be deductible under Section 162(m). The Committee retains the flexibility, however, to pay non-deductible compensation if it believes doing so is in the best interests of First Security.

Section 4999 of the Internal Revenue Code imposes a 20% excise tax on an executive if the executive’s total benefit upon a change in control of First Security equals or exceeds three times the executive’s five-year average taxable compensation. If the 20% excise tax is triggered, it is imposed on all change in control benefits exceeding the executive’s five-year average taxable compensation. Additionally, under Section 280G of the Internal Revenue Code, the employer forfeits the compensation deduction related to such payments. Under the terms of the salary continuation agreements, each of the Named Executive Officers is entitled, if applicable, to a tax gross-up to cover estimated excess taxes and any additional income taxes attributable to the payment of the tax gross-up. The Committee believes that providing the tax gross-up benefit properly provides the executives the full benefit of the promises contained in the salary continuation agreements, so that the compensation received by the executives after their payment of taxes equals their benefits had no excise taxes been imposed. The Committee believes any increase in non-deductible compensation will not materially adversely affect First Security.

Conclusion

First Security believes its compensation program is reasonable and competitive with compensation paid by other financial institutions of similar size. The program is designed to reward managers for strong personal, company, and share-value performance. The Committee monitors the various guidelines that make up the program and reserves the right to adjust them as necessary to continue to meet First Security and shareholder objectives.

Compensation Committee Report

Compensation Discussion and Analysis

In performing its oversight role, the Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in First Security’s Annual Report on Form 10-K and proxy statement.

TARP CPP Risk Review

As required by the TARP CPP executive compensation regulations, the Committee met in December 2009 with First Security’s Chief Risk Officer to review First Security’s compensations plans to determine whether the plans encourage excessive risks or the manipulation of earnings. The review focused on both incentive plans in which our continuing Named Executive Officers participate, and all other compensation plans, including those in which the Named Executive Officers do not participate.

For a comprehensive summary of the compensation plans of each Named Executive Officer refer to the descriptions in “Compensation Discussion and Analysis” above. Unless otherwise noted, all full-time employees are eligible to participate in each of the compensation programs discussed.

Base Salary.    The Committee has reviewed the base salaries of each of the Named Executive Officers and believes that the base salary compensation component is competitive and set at a level consistent with peers. Accordingly, the Committee believes that First Security’s base salary levels do not encourage any risk taking. In prior years, the Committee has engaged outside consultants to review total compensation levels for the Named Executive Officers. This review included evaluating the executive’s compensation (base salary, annual cash incentives, equity compensation, and all other forms of compensation) as compared to peer group information, which included banks of similar size, geographic location and performance.

This review was last conducted in fiscal 2008. In light of the economic recession, company performance and the market value of our common stock, the Committee elected not to provide merit increases to the Named Executive Officers for 2009 or 2010. Merit increases for all other employees for 2009 were 2% on an annualized basis, unless alternative modifications were deemed appropriate due to changes in job responsibilities. Accordingly, the Committee believes First Security’s base salary program does not encourage unnecessary or excessive risks, promote a focus on short-term results rather than long-term value creation, or encourage the manipulation of reported earnings.

Annual Cash Bonuses.    First Security has historically paid annual cash bonuses to its officers and employees, excluding part-time employees and employees on a commission pay structure. These bonuses are designed to focus attention on current strategic priorities and to drive achievement of short-term corporate objectives. Generally, the Committee determines whether to pay annual cash bonuses to eligible employees at the end of each year, and has historically focused primarily on company-wide performance rather than the performance of specific individuals or units within First Security. In establishing the size of the bonus payments, the Committee has historically considered the employee’s base salary as a factor, but not the sole determinant in setting the bonus payment amount. While the Committee has established “threshold,” “target” and “maximum” levels of bonus for employees, the Committee retains complete discretion to determine what level of bonus payment, if any, is appropriate and to deviate from these levels.

Given the impact of the economic recession on First Security’s financial results, and the market value of First Security’s common stock, the Committee has not approved any bonus payments since 2008. For 2010, the Committee intends to continue to look at a broad range of factors in determining whether to approve cash bonus payments, but no specific goals, targets or objectives have been set by the Committee or communicated to employees. Because of the anticipated continuing impact of the economic recession on 2010 results, the Committee currently believes it is unlikely that any bonus payments will be made for 2010. In addition, under the TARP CPP requirements, First Security is prohibited from paying or accruing any bonuses to its five most highly compensated employees. As a result of these factors, the Committee believes First Security’s annual cash bonuses do not encourage unnecessary or excessive risks, promote a focus on short-term results rather than long-term value creation, or encourage the manipulation of reported earnings.

Long-Term Incentive Plan.     First Security’s 2002 Long-Term Incentive Plan authorizes the granting of stock options, stock appreciation rights, and restricted stock to our Named Executive Officers and certain eligible employees. First Security has historically primarily awarded stock options to its Named Executive Officers, senior lenders, senior managers, and other key personnel. The awards have generally been subject to a three year service vesting period. Additionally, for Named Executive Officers, First Security has historically granted restricted stock awards, which were also subject to a three year service vesting period.

In light of the economic recession, company performance, and the market value of the common stock, the Committee has not granted any equity awards since February 2008 (which, in turn, were based on 2007 performance) to the Named Executive Officers or continuing employees. In some instances, newly hired employees may be granted equity awards as part of their overall compensation package.

The primary risk associated with the Long-Term Incentive Plan is that awards will inappropriately incent risk taking since the value of the award is tied to the Company’s future performance. However, this risk is mitigated by the following: (1) equity awards are granted at market value on the date of grant, (2) the vesting schedule is based on service over a three year period, and (3) incorporation of appropriate clawback provisions. As a result of these factors, the Committee believes First Security’s Long-Term Incentive Plan does not encourage unnecessary or excessive risks, promote a focus on short-term results rather than long-term value creation, or encourage the manipulation of reported earnings.

Executive Retirement Benefits.    First Security’s current Named Executive Officers have salary continuation agreements, entered into in 2005, which provide the executives with a fixed annual benefit for 15 years subsequent to retirement on or after retirement age. The annual benefit is based on a percentage of their individual average salaries. First Security purchased bank-owned life insurance policies, which may be used as a source for the payment of benefits. Given the annual benefit is fixed and is not directly tied to company or individual performance, the Committee believes the salary continuation agreements do not encourage unnecessary or excessive risks, promote a focus on short-term results rather than long-term value creation, or encourage the manipulation of reported earnings.

Other Compensation.    The Named Executive Officers and other eligible employees can participate in First Security’s 401(k) and Employee Stock Ownership Plan and other broad-based employee benefit plans, such as medical, dental, disability, and term life insurance programs. Other forms of compensation include perquisites such as business and personal use of a company car, social and civic club dues, and business and personal use of a cell phone. The Committee believes that these benefits and perquisites do not encourage unnecessary or excessive risks, promote a focus on short-term results rather than long-term value creation, or encourage the manipulation of reported earnings.

Mortgage Department Individual Lender Commission Plan.    First Security has a commission based compensation program for its mortgage lenders. As part of its review of First Security’s compensation plans, the Committee specifically reviewed this commission based program to identify potential risks and ensure the plan does not encourage unnecessary or excessive risks, promote a focus on short-term results rather than long-term value creation, or encourage the manipulation of reported earnings.

As with the types of commission compensation programs generally permitted under the TARP CPP executive compensation requirements, under First Security’s commission compensation program, a substantial portion of the services provided by employees eligible to participate consists of the direct sale of a product or service to an unrelated customer, these sales occur frequently and in the ordinary course of business. Nevertheless, the Committee reviewed the mortgage department’s commission plan to identify risks that may impact First Security. In reviewing the program, the Committee considered that First Security has not originated any subprime loans and that substantially all of the loans that are originated by First Security are sold in the secondary market, rather than being held on the books of First Security.

First Security’s mortgage department lenders are paid on a commission basis based on volume. The earning opportunity is not capped; however, the Committee believes the program is consistent with other institutions of similar size and is necessary in order to attract and retain qualified mortgage lenders. While mortgage fraud is a potential area of risk, the Committee believes the risk to First Security is minimal due to the Company’s checks and balances and the fact that underwriting of First Security’s loans is primarily outsourced to third parties. The Committee also reviewed the risks that the secondary market could stop purchasing First Security’s loans or that the Company may have to repurchase a loan. Again, the Committee felt that these risks were remote in general, and mitigated by First Security’s outsourcing of the mortgage underwriting in the majority of cases. In those instances where First Security underwrites loans in-house, First Security does so to third party investor standards and has implemented appropriate quality control checks. Accordingly, the Committee believes that if some loans end up in First Security’s portfolio due to not selling on the secondary market, the loans will not necessarily be any more risky than the other loans originated by First Security. Given these instances are minimal; First Security will evaluate each occurrence on an individual basis to determine if recovery of commission paid to the mortgage lender was appropriate.

Based on the aforementioned, the Committee believes that the Mortgage Department Individual Lender Commission Plan does not encourage unnecessary or excessive risks, promote a focus on short-term results rather than long-term value creation, or encourage the manipulation of reported earnings.

Conclusions of Risk Review

Based on the reviews discussed above, the Committee certifies that:

(1)	The Committee has reviewed with First Security’s Chief Risk Officer the compensation plans of the Named Executive Officers and the Committee has made all reasonable efforts to ensure that these plans do not encourage the executives to take unnecessary and excessive risks that threaten the value of First Security;

(2)	The Committee has reviewed with First Security’s Chief Risk Officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to First Security; and

(3)	The Committee has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of First Security to enhance the compensation of any employee.

Submitted by the Compensation Committee of First Security’s Board of Directors.

D. Ray Marler, Chairman

Ralph L. Kendall

Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by First Security and its subsidiaries to or on behalf of First Security’s Chief Executive Officer, Chief Financial Officer and any other executive officers who earned over $100,000 in 2009. In addition, Mr. Lloyd L. Montgomery, III, First Security’s former President and Chief Operating Officer is included as required under SEC regulations because he would had been included as a highly compensated executive officer if he had remained an executive officer of First Security as of December 31, 2009. First Security did not have any other executive officers whose total annual compensation for 2009 exceeded $100,000. Collectively, the individuals named below are First Security’s Named Executive Officers for 2010.

Name and Principal Position (a)	Year (b)	Salary (1) ($) (c)	Bonus (2) ($) (d)	Stock Awards (3) ($) (e)	Option Awards (4) ($) (f)	Non-Equity Incentive Plan Compensation (5) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6) ($) (h)	All Other Compensation (7) ($) (i)	Total ($) (j)
Rodger B. Holley,
Chairman, CEO & President	2009	358,800	—	—	—	—	434,285	37,545	830,630
	2008	358,800	—	11,350	11,314	—	368,529	37,634	787,627
	2007	340,000	68,000	—	—	—	310,364	26,886	745,250
William L. Lusk, Jr.,
Secretary, CFO & EVP	2009	185,100	—	—	—	—	6,420	25,881	217,401
	2008	185,100	—	4,540	4,582	—	5,726	28,994	228,942
	2007	183,750	27,563	—	—	—	5,271	30,680	247,264
Lloyd L. Montgomery, III,
former COO & President	2009	71,655	—	—	—	—	(132,698)	724,628	663,585
	2008	233,000	—	7,264	7,200	—	44,936	27,667	320,067
	2007	216,300	54,075	—	—	—	39,007	24,060	333,442

(1)	Represents base salary.
(2)	Represents discretionary bonus awards.
(3)	Represents the grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Note 14 of our consolidated financial statements. Under our 2002 Long-Term Incentive Plan, stock awards were granted on February 27, 2008 (based on First Security's performance in 2007) and are subject to three-year service vesting. The 2008 share awards were granted at fair values of $9.08 per share. Awards for the Named Executive Officers were as follows: Mr. Holley-1,250 shares, Mr. Lusk-500 shares and Mr. Montgomery-800 shares.
(4)	Represents the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Note 14 of our consolidated financial statements. Under our 2002 Long-Term Incentive Plan, stock options were granted on February 27, 2008 and are subject to three-year service vesting. The 2008 options were granted at an exercise price of $9.08 per share. The following assumptions were used in the Black-Scholes methodology for the 2008 awards: expected volatility 20.7%, risk-free interest rate 3.33%, expected life 6.5 years and expected divided yield 2.20%. The resulting Black-Scholes grant value for the 2008 awards is $1.87 per share. Awards for the Named Executive Officers were as follows: Mr. Holley-6,050 options, Mr. Lusk-2,450 options and Mr. Montgomery-3,850 options.
(5)	First Security does not issue Non-Equity Incentive Plan Awards as defined by the SEC.
(6)	Represents the aggregate change in the actuarial present value of the salary continuation agreements with the Named Executive Officers, as described in the “Compensation Discussion and Analysis” section of this Proxy Statement. First Security does not provide the Named Executive Officers with nonqualified deferred compensation opportunities.
(7)	Represents all other forms of compensation, including the First Security's 401(k) match and perquisites provided to the Named Executive Officers (consisting of business and personal use of a company car for transportation for the executive, his customers, employees and directors; social and civic club dues for networking and entertaining; and business and personal use of a cell phone for accessibility to the executive). First Security provided 401(k) matches in 2009 as follows: Holley-$14,700, Lusk-$11,106 and Montgomery-$4,299. Pursuant to Mr. Montgomery’s employment agreement, First Security accrued or paid $719,879 in 2009 for the settlement of arbitration and for legal fees, consulting fees and other related expenses incurred by Mr. Montgomery in seeking to enforce payment, benefit or right provided in said agreement.

The following supplemental table shows the amount of compensation reported for federal tax purposes for each of our continuing Named Executive Officers for each of the last three years. These amounts reflect the amounts reported for each individual in Box 1 of Form W-2 for each reporting year. We are providing this supplemental table to highlight the difference between compensation reported under the SEC rules and compensation amounts realized and reported as taxable income.

The amounts reported in Box 1 of the Form W-2 for each executive includes, among other items: (1) total cash wages and bonuses paid to the Named Executive Officers for the taxable year, less amounts deferred under tax-qualified 401(k) plans; (2) the value of Company-paid life insurance in excess of $50,000 and any taxable pension accruals provided to the named executive officers; (3) the value of any restricted stock awards that became vested during the taxable year; and (4) the gain recognized upon the exercise of any stock option awards exercised during the taxable year.

	Taxable Compensation
Name	2007 W-2 Box 1 ($)	Percent Change	2008 W-2 Box 1 ($)	Percent Change	2009 W-2 Box 1 ($)
Rodger B. Holley	436,160	-6.4%	408,187	-16.4%	341,269
William L. Lusk, Jr.	219,182	-9.1%	199,146	-18.1%	163,080

The following supplemental table shows the amount of cash compensation for each of our continuing Named Executive Officer for each of the last three years. These amounts reflect the amounts received in cash by our executives, including salary and cash bonuses earned, if any. We are providing this supplemental table to highlight the difference between compensation reported under the SEC rules and the cash compensation received by our executives.

	Cash Compensation
Name	2007 Cash Compensation ($)	Percent Change	2008 Cash Compensation ($)	Percent Change	2009 Cash Compensation ($)
Rodger B. Holley	408,000	-12.1%	358,800	0%	358,800
William L. Lusk, Jr.	211,313	-12.4%	185,100	0%	185,100

Plan-Based Awards

First Security did not grant any non-equity incentive plan, equity incentive plan, restricted stock, or stock option awards to the Named Executive Officers in 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table sets forth information concerning outstanding awards previously granted to the Named Executive Officers that were held by the Named Executive Officers at December 31, 2009.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Rodger B. Holley	116,064	—		—	5.34	2/1/2011
	57,600	—		—	6.94	4/22/2013
	18,000	—		—	8.33	1/28/2014
	17,500	—		—	9.50	12/21/2015
	17,500	—		—	11.35	12/27/2016
	1,996	4,054	(2)	—	9.08	2/27/2018
							838	(3)	1,994

William L. Lusk, Jr.	59,904	—		—	5.34	2/1/2011
	21,600	—		—	6.94	4/22/2013
	9,000	—		—	8.33	1/28/2014
	7,500	—		—	9.50	12/21/2015
	7,500	—		—	11.35	12/27/2016
	808	1,642	(4)	—	9.08	2/27/2018
							335	(5)	797

Lloyd L. Montgomery, III							—		—

(1)	Based on the closing price of First Security’s common stock (NASDAQ: FSGI) on December 31, 2009 (i.e. $2.38 per share).
(2)	Vesting schedule for unexercisable options: 1,996.5 option shares on 2/27/2010 and 2,057 option shares on 2/27/2011.
(3)	Vesting schedule for stock: 412.5 shares on 2/27/2010 and 425 shares on 2/27/2011.
(4)	Vesting schedule for unexercisable options: 808.5 option shares on 2/27/2010 and 833 option shares on 2/27/2011.
(5)	Vesting schedule for stock: 165 shares on 2/27/2010 and 170 shares on 2/27/2011.

2009 Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of options and vesting of awards held by the Named Executive Officers during the fiscal year ended December 31, 2009.

	Option Awards (1)		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting (2) ($) (e)
Rodger B. Holley	—	—	2,282	(3)	6,117
William L. Lusk, Jr.	—	—	1,015	(4)	2,703
Lloyd L. Montgomery, III	—	—	264	(5)	924

(1)	The Named Executive Officers did not exercise any stock options during the fiscal year ended December 31, 2009.
(2)	Based on the closing price of First Security’s common stock (NASDAQ: FSGI) on the vesting dates: February 27, 2009 (i.e. $3.50 per share) and December 27, 2009 (i.e. $2.50 per share).

(3)	33% of the 1,250 share stock award dated February 27, 2008 vested at the end of the first year. 34% of the 5,500 share stock award dated December 27, 2006 vested at the end of the second year.
(4)	33% of the 500 share stock award dated February 27, 2008 vested at the end of the first year. 34% of the 2,500 share stock award dated December 27, 2006 vested at the end of the second year.
(5)	33% of the 800 share stock award dated February 27, 2008 vested at the end of the first year.

2009 Pension Benefits

The following table sets forth information concerning the present value of accumulated benefits under the salary continuation agreements with each Named Executive Officer at December 31, 2009.

Name (a)	Plan Name (b)	Number of Years Credited Service (1) (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Rodger B. Holley	Salary Continuation Agreement	4.6	1,491,241	—
William L. Lusk, Jr.	Salary Continuation Agreement	4.6	24,176	—
Lloyd L. Montgomery, III		—	—	—

(1)	First Security entered into salary continuation agreements with each of the Named Executive Officers, effective June 1, 2005. The salary continuation agreements are described in the “Compensation Discussion and Analysis” section of this Proxy Statement.

Non-Qualified Deferred Compensation

In 2009, the Named Executive Officers did not participate in any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments upon Termination or Change in Control

On January 19, 2010, First Security settled a $2.3 million arbitration claim made in 2009 by Lloyd L. Montgomery, III, its former President and Chief Operating Officer, by agreeing to pay Mr. Montgomery $500 thousand pursuant to a settlement agreement. After vigorously defending against the claim since its filing, First Security determined that, given the expenses attendant to the conduct of the arbitration proceeding and related considerations, it was in First Security’s best interests to resolve the claim by agreement. Therefore, First Security negotiated a settlement agreement with Mr. Montgomery on its behalf and on behalf of FSGBank, N.A. through which the parties agreed to: (i) the payment described above; (ii) fully, finally and generally release all claims they had against one another; and (iii) dismiss the arbitration claim with prejudice. The settlement agreement also provides that Mr. Montgomery’s confidentiality and non-solicitation obligations under his employment agreement remained in effect.

The discussion and tables below reflect the amount of compensation payable to each of the other Named Executive Officers of First Security in the event of termination of such Named Executive Officer’s employment or upon a Change in Control of First Security. The values shown in the table below assume a termination or change in control date of December 31, 2009. The amounts do not include compensation and benefits that are provided to First Security’s general employees. We present the total amount of benefit under a voluntary termination, with incremental amounts above this level for terminations under the other scenarios or under a change in control. Additionally, the values provided in the table are estimates and would need to be verified and re-calculated if an actual termination or change in control occurred.

Compensation and/or Benefits Payable Upon Termination or Change in Control	Voluntary Termination by Employee w/out Good Reason ($)	Termination by Employee for Good Reason or by Company w/o Cause ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)	Change in Control ($)
Rodger B. Holley
Lump Sum Cash Payment	—	513,800	—	—	1,541,400
Bonus Payment	—	125,580	—	—	125,580
Unvested Stock Options (1)	—	—	—	—	—
Unvested Restricted Stock (2)	—	—	1,993	1,993	1,993
Salary Continuation Agreement (3)	1,405,817	1,644,356	351,457	2,249,838	1,644,356
Medical Insurance (4)	—	9,431	—	—	9,431
Tax Gross-up	—	—	—	—	784,750
Reduction Due to TARP CPP Limits (5)	—	(2,293,167)	(353,450)	(2,251,832)	4,107,510

William L. Lusk, Jr.
Lump Sum Cash Payment	—	231,375	—	—	694,125
Bonus Payment	—	46,275	—	—	46,275
Unvested Stock Options (1)	—	—	—	—	—
Unvested Restricted Stock (2)	—	—	797	797	797
Salary Continuation Agreement (3)	33,647	570,496	8,413	2,115,108	570,496
Medical Insurance (4)	—	9,431	—	—	—
Tax Gross-up	—	—	—	—	512,390
Reduction Due to TARP CPP Limits (5)	—	(857,577)	(9,211)	(2,115,905)	(1,833,514)

(1)	Unvested stock options awarded under the 2002 Long-Term Incentive Plan accelerate due to disability, death, or under a change in control. As of December 31, 2009 all unvested option strike prices exceeded the closing stock price of $2.38, therefore there is no intrinsic value on the unvested options.
(2)	All shares of unvested restricted stock awarded under the 2002 Long-Term Incentive Plan accelerate due to disability, death, or a change in control. The value presented is the intrinsic value as of December 31, 2009 based upon the closing share price of $2.38.
(3)	Values presented reflect the present value of the benefit as of December 31, 2009. Present values were determined using 120% of the Applicable Federal Rates (AFR) for December 2009 (Short-term AFR = 0.83%; Mid-term AFR = 3.14%; and Long-term AFR = 4.96%) compounded semi-annually. Rates were applied based on the period of time before plan payouts are scheduled to begin. Under all termination events, payments under the plan would be made in monthly installments for 15 years commencing on the first day of the month following normal retirement age (65). Death benefits would commence the first of the month after the death of the Named Executive Officer.
(4)	Upon a change in control, medical benefit continuation will only be provided if there is a termination by First Security without cause or if each of the Named Executive Officers terminates his employment for “Good Reason” within twelve (12) months following the change in control.
(5)	Under the TARP CPP, each of the Named Executive Officers can only receive post termination payouts that were already vested or “earned”, which are summarized in the voluntary termination column. The additional post-termination payouts summarized in this table are contingent upon a change in control or separation from service and will not be allowed as long as First Security is participating in the TARP CPP.

First Security has entered into separate employment agreements and separate salary continuation agreements with each of the Named Executive Officers. In light of First Security’s participation in the TARP CPP in 2009, each Named Executive Officer entered into an additional “TARP Restricted Employment Agreement” that applies to the Named Executive Officer so long as First Security participates in the TARP CPP. In addition, each Named Executive Officer signed a waiver against any claims for changes to his compensation and benefit plans due to First Security’s participation in the TARP CPP. Although our participation in the TARP CPP prohibits each of the Named Executive Officers from receiving golden parachute payouts under any termination or change in control events, we provide estimates of the post-termination payments that would have been made if First Security was not participating in the TARP CPP.

Each Named Executive Officer’s receipt of these payments is conditioned on his fulfillment of covenants set forth in the Named Executive Officer’s employment agreement not to solicit clients or employees, and not to compete with First Security, for a period of twelve (12) months following the termination date. The Named Executive Officers must also preserve the confidentiality of certain First Security information. Competition includes holding more than a 5% interest in a competing business, and directly or indirectly owning, managing, operating, joining, or being employed by a competing business.

The estimate of limitations on severance benefits under applicable TARP CPP guidelines reflect the rules in place as of June 15, 2009 under the American Recovery and Reinvestment Act of 2009 (ARRA). These limitations forbid the payment of any compensation that is contingent upon a change in control or separation from service for any reason. Payments for services performance or benefits accrued may be made.

Payments Made upon Termination for Cause

If First Security terminates a continuing Named Executive Officer’s employment for “Cause,” First Security will pay the Named Executive Officer his accrued compensation and benefits as of the date of termination. Accrued amounts include unpaid salary, unused vacation, and any accrued expense reimbursements. “Cause” is defined in the employment agreement and is generally defined as the Named Executive Officer’s willful misconduct or failure to perform the responsibilities under the terms of the employment agreement. No amounts are shown in the table because no additional compensation is provided to the Named Executive Officer in the event of a termination for Cause.

Payments Made upon Voluntary Termination without Good Reason

If a continuing Named Executive Officer terminates his employment other than for “Good Reason” (as defined in the Named Executive Officer’s employment agreement) First Security will pay the Named Executive Officer his accrued compensation and benefits. No additional compensation will be paid upon voluntary termination by the Named Executive Officer except vested amounts they are entitled to under the salary continuation plan. Under the salary continuation agreements, each Named Executive Officer is entitled to a benefit determined based on the applicable vested percentage of the Named Executive Officer’s Accrual Balance as of the termination date. The applicable vested percentage is determined in accordance with the following table:

Applicable Vested Percentage	Plan Year
0%	2005
20%	2006
40%	2007
60%	2008
80%	2009
100%	2010 or any later year

The annual benefit provided under each salary continuation agreement is payable over fifteen (15) years in twelve (12) equal monthly installments. The payments commence on the first day of the month following the Named Executive Officer’s 65th birthday (retirement age). As of December 31, 2009, each of the Named Executive Officer’s are 80% vested in their salary continuation benefit.

Payments Made upon Termination for Good Reason by the Employee or without Cause by the Company (not associated with a Change in Control)

If First Security terminates a continuing Named Executive Officer’s employment without Cause (as defined in the Named Executive Officer’s employment agreement) or the Named Executive Officer terminates his employment for “Good Reason” (defined as any material and adverse change in employment conditions or material reduction in compensation or a failure by First Security to perform its responsibilities under the employment agreement), he will be entitled to the following:

•	a lump sum payment equal to the sum of the current base salary plus the greater of (i) the highest of his last three years’ annual bonus payments or (ii) his target annual bonus;

•

a prorated “target” annual bonus equal to the target bonus for the year in which the termination occurs, multiplied by a fraction, the numerator of which is the number of days in the calendar year up to and including the date of termination and the denominator of which is 365. In the table, we assume that as of December 31, 2009, the “target” bonus award will be paid in full and no additional incentive will be awarded to the Named Executive Officer; and

•

continuation of medical benefits (which may include medical, dental, and vision coverage) for twelve (12) months following termination, or, if First Security’s policy(ies) then in effect do not permit the Named Executive Officer’s continued participation following termination, a lump sum payment equal to the present value of what First Security’s cost would be for such continued coverage.

In addition, the Named Executive Officer’s will receive the projected maximum benefit under their salary continuation agreements upon reaching age 65. The annual maximum benefits under the salary continuation agreements as of December 31, 2009 are $321,881 for Mr. Holley and $189,786 for Mr. Lusk.

Payments Made upon Disability

If a continuing Named Executive Officer terminates employment due to disability, First Security will pay the Named Executive Officers their accrued compensation and benefits. In addition, each Named Executive Officer will become fully vested in the Accrual Balance under their salary continuation agreements, which provides monthly payments for fifteen (15) years starting at age 65. The annual disability benefits under the salary continuation agreements as of December 31, 2009 are as follows: Mr. Holley, $186,019; and Mr. Lusk, $13,213. Also, all unvested stock options held by the Named Executive Officer will become fully vested and exercisable and all restrictions on outstanding restricted stock shall lapse and the awards shall become fully vested. The stock options will remain exercisable for one year after a disability termination.

Payments Made upon Death

If a continuing Named Executive Officer’s employment terminates due to death, First Security will pay the Named Executive Officer’s accrued compensation and benefits to their estate or designated beneficiary. In addition, the Named Executive Officer’s beneficiary will receive the projected maximum benefit under their salary continuation agreements. The 15 years of monthly payments to the Named Executive Officer’s beneficiary will commence immediately following the Named Executive Officer’s death. Also, upon death, all unvested stock options held by the Named Executive Officer will become fully vested and exercisable and all restrictions on outstanding restricted stock shall lapse and the awards shall become fully vested. Any vested stock options will remain exercisable for one year after death.

Payments Made upon a Change in Control

All change in control benefits reported in the table will be provided upon a change in control, whether or not a Named Executive Officer’s employment terminates, with the exception of the medical benefit continuation, which would be provided only if there is a termination by First Security without Cause or if the Named Executive Officer terminates his employment for “Good Reason” within twelve (12) months following a change in control.

In the event of a change in control each Named Executive Officer will be entitled to the following:

•

a payment of three (3) times the sum of the Named Executive Officer’s base salary plus the greater of (i) the highest of his last three (3) years’ annual bonus payments or (ii) his target annual bonus in the year of the change in control;

•

a prorated “target” annual bonus equal to the target bonus for the year in which the change in control occurs, multiplied by a fraction, the numerator of which is the number of days in the calendar year up to and including the change in control date and the denominator of which is 365. In the table, we assume that as of December 31, 2009, the “target” bonus will be paid in full and no additional incentive will be awarded to the Named Executive Officer; and

•

continuation of medical benefits (which includes medical, dental, and vision) for twelve (12) months following termination by First Security without Cause or termination by the Named Executive Officer for Good Reason following a change in control, or if First Security’s policy(ies) then in effect do not permit the Named Executive Officer’s continued participation following termination, a lump sum payment equal to the present value of what First Security’s cost would be for such continued coverage.

If applicable, each Named Executive Officer is also entitled to a tax gross-up for any excise taxes and additional income taxes that are required to be paid under Internal Revenue Code Section 4999 and Section 280G surrounding change in control related payments that are considered “excess” parachute payments. If the change in control payments exceed three times the Named Executive Officer’s “Base Amount,” as defined in Section 280G they are considered “excess.” We believe the gross-ups shown in the table could be reduced if an actual change in control occurs, because the estimated values do not reflect a potential reduction associated with reasonable compensation for non-compete provisions and other restrictions in the employment agreements.

In addition, each Named Executive Officer will receive the projected maximum benefit (at age 65) under their salary continuation agreements in the event of a change in control. Also, all unvested stock options held by the Named Executive Officer shall become fully vested and exercisable, and all restrictions on outstanding restricted stock shall lapse and the awards shall become fully vested upon a change in control.

Risks Arising From Compensation Policies and Practices

During 2009, First Security’s Compensation Committee, with the assistance of First Security’s Chief Risk Officer, conducted a risk assessment of the company’s compensation policies and practices. A copy of the Compensation Committee’s findings can be found in the “Executive Compensation – Compensation Committee Report – TARP CPP Risk Analysis”. As further described in the report, the Compensation Committee concluded that First Security’s compensation policies and practices do not encourage unnecessary or excessive risks, promote a focus on short-term results rather than long-term value creation, or encourage the manipulation of reported earnings. Accordingly, First Security believes its compensation policies and practices are not reasonably likely to have a material adverse effect on the company.

Director Compensation

2009 Director Compensation Table

The following table shows the total fees paid to, or earned by, each of our non-employee directors for their service on the Board of Directors during 2009.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	($) (b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (g)	($) (h)
J.C. Harold Anders	52,000	—	7,285	—	—	—	59,285
Randall L. Gibson	36,000	—	7,285	—	—	—	43,285
Carol H. Jackson	42,000	—	7,285	—	—	—	49,285
Ralph L. Kendall	42,500	—	7,285	—	—	—	49,785
William B. Kilbride	51,250	—	7,285	—	—	—	58,535
D. Ray Marler	53,750	—	7,285	—	—	—	61,035

(1)	Represents the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Note 14 of our consolidated financial statements. Under our 2002 Long-Term Incentive Plan, stock options were granted on June 3, 2009 and are subject to three-year service vesting. The June 3, 2009 options were granted at an exercise price of $3.88 per share. The following assumptions were used in the Black-Scholes methodology for the 2009 awards: expected volatility 36.3%, risk-free interest rate 3.16%, expected life 6.5 years and expected divided yield 1.03%. The resulting Black-Scholes grant value for the 2009 awards is $1.46 per share. The annual awards for each director listed was 5,000 options.

Cash Compensation

Annually, on or about the annual meeting date, each non-employee Director is paid a $19,500 retainer fee for the next year’s service up to the next annual meeting. The Audit/Corporate Governance, Asset Quality, Compensation, Compliance, Executive and Nominating Committees meet as needed and the Chairperson of each shall receive an additional annual retainer of $5,000, unless the Chairperson is an inside director. The Asset/Liability, Loan and Trust Committees also meet as needed and the Chairperson of each shall receive an additional annual retainer of $3,000, unless the Chairperson is an inside director. Fees are pro rated for Directors who are elected to the Board of Directors following the annual meeting of shareholders.

Each non-employee Director is paid a $1,000 fee for attending each Board meeting and a $500 fee for attending each Committee meeting. Non-employee Directors who attend Board meetings or Committee meetings are only eligible for the fees described above for meetings that are attended in person. Directors who participate in a Board or Committee meeting via teleconference will receive 50% of the standard meeting fee.

Equity Compensation

Non-employee Directors receive an annual grant of 5,000 stock options. Non-employee Directors who commence service on the Board at any time other than immediately following the annual shareholder meeting receive a Prorated Stock option grant based upon the number of months actually served. All stock options granted to non-employee Directors are subject to the terms of First Security’s 2002 Long-Term Incentive Plan, and are granted within 30 days of the commencement or renewal (if reelected) of service as a Director.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised D. Ray Marler (Chairman) and Ralph L. Kendall, each of whom are independent directors under the independence standards of the Nasdaq Stock Market. The Compensation Committee held two meetings during 2009. This committee has the authority to determine the compensation of our executive officers and employees and administers our benefit and incentive plans. This committee also has the power to interpret the provisions of our Long-Term Incentive Plans. Our Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website, www.FSGBank.com.

No member of the Compensation Committee is now or was during the last fiscal year an officer or employee of First Security or FSGBank. During 2009, none of our executive officers served as a director or member of the compensation committee (or group performing equivalent functions) of any other entity for which any of our Compensation Committee members served as an executive officer.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2009 by (1) each of our current directors and director nominees; (2) each of our named executive officers; (3) all of our present executive officers and directors as a group; and (4) each person or entity known to us to be the beneficial owner of more than five percent of our outstanding common stock, based on the most recent Schedules 13G and 13D Reports filed with the SEC and the information contained in those filings. Unless otherwise indicated, the address for each person included in the table is 531 Broad Street, Chattanooga, Tennessee 37402. Fractional shares as a result of our dividend reinvestment plan have been rounded to the nearest share for presentation purposes.

Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from December 31, 2009.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Shares Beneficially Owned (2)
Directors:
Rodger B. Holley	380,636	(3)	2.29%
Randall L. Gibson	70,969	(4)	*
Carol H. Jackson	81,205	(5)	*
Ralph L. Kendall	51,958	(6)	*
D. Ray Marler	177,180	(7)	1.08%

Named Executive Officers, who are not also Directors:
William L. Lusk, Jr.	139,132	(8)	*
Lloyd L. Montgomery, III**	7,782	(9)	*

All Current Directors and Executive Officers, as a Group 9 (persons):	917,542		5.45%

5% Shareholders:
Wells Fargo & Company	992,073	(10)	6.04%
Sandler O’Neill Asset Management, LLC	1,080,300	(11)	6.58%
ClearBridge Advisors, LLC	932,083	(12)	5.68%
First Security Group, Inc. 401(k) and Employee Stock Ownership Plan	1,175,579	(13)	7.16%

*	Less than 1% of outstanding shares.
**	Not a current executive officer.
(1)	Some or all of the shares may be subject to margin accounts
(2)	The percentage of our common stock beneficially owned was calculated based on 16,418,327 shares of common stock issued and outstanding as of December 31, 2009. The percentage assumes the exercise by the shareholder or group named in each row of all options for the purchase of our common stock held by such shareholder or group and exercisable within 60 days of December 31, 2009.

(3)	Includes 838 shares subject to restricted stock awards, 70,244 shares owned by an IRA for the benefit of Mr. Holley, 8,145 shares held in First Security’s 401(k) plan and 337 shares owned by Mr. Holley’s child; also includes 230,657 shares that Mr. Holley has the right to acquire by exercising options that are exercisable within 60 days after December 31, 2009.
(4)	Includes 9,534 shares that Mr. Gibson has the right to acquire by exercising options that are exercisable within 60 days after December 31, 2009.
(5)	Includes 6,663 shares owned by Ms. Jackson’s spouse and 5,088 shares owned by an IRA for the benefit of Ms. Jackson; also includes 22,150 shares that Ms. Jackson has the right to acquire by exercising options that are exercisable within 60 days after December 31, 2009.
(6)	Includes 3,894 shares owned by Mr. Kendall’s spouse; also includes 22,150 shares that Mr. Kendall has the right to acquire by exercising options that are exercisable within 60 days after December 31, 2009.
(7)	Includes 22,150 shares that Mr. Marler has the right to acquire by exercising options that are exercisable within 60 days after December 31, 2009.
(8)	Includes 335 shares subject to restricted stock awards, 11,395 shares owned by an IRA for the benefit for Mr. Lusk, 7,846 shares held in First Security’s 401(k) plan and 1,498 shares owned by Mr. Lusk’s wife and children; also includes 107,121 shares that Mr. Lusk has the right to acquire by exercising options that are exercisable within 60 days after December 31, 2009.
(9)	Includes 5,508 shares held in First Security’s 401(k) plan.
(10)	The address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94163, and the Schedule 13G includes its subsidiaries, Wells Capital Management Incorporated, Wells Fargo Funds Management, LLC, and Wachovia Bank, National Association.
(11)	The Schedule 13D/A for Sandler O’Neill Asset Management, LLC (“SOAM”) includes Malta Partners, L.P. (“MP”), Malta Hedge Fund, L.P. (“MHF”), Malta Hedge Fund II, L.P. (“MHFII”), Malta Offshore, Ltd., (“MO”), Malta MLC Fund, L.P. (“MLC”), Malta MLC Offshore, Ltd. (“MLCO”), SOAM Holdings, LLC (“Holdings”), and Terry Maltese. The address for SOAM, MP, MHF, MHFII, MLC, Holdings, and Terry Maltese is c/o Sandler O’Neill Asset Management, LLC, 780 Third Avenue, Fifth Floor, New York, New York 10017. The address for MO and MLCO is c/o BYSIS Hedge Fund Services (Cayman) Limited, P.O. Box 30362 SMB, Harbour Centre, Third Floor, George Town, Grand Cayman, Cayman Islands, British West Indies.
(12)	The address for ClearBridge Advisors, LLC is 620 8th Avenue, New York, NY 10018.
(13)	The address for First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (the “ESOP”) is 531 Broad Street, Chattanooga, TN 37402, and the Schedule 13G includes the ESOP’s trustee, FSGBank, National Association.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

First Security recognizes that related party transactions may raise questions among shareholders as to whether those transactions are consistent with the best interests of First Security and our shareholders. It is First Security’s policy to enter into or ratify related party transactions only when the Board of Directors, acting through the Audit/Corporate Governance Committee, determines that the related party transaction in question is in, or is not inconsistent with, the best interests of First Security and our shareholders, including but not limited to situations where First Security may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when First Security provides products or services to related parties on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. Therefore, First Security has adopted a formal written policy, summarized below, for the review, approval or ratification of related party transactions.

For the purpose of the policy, a “related party transaction” is a transaction in which we participate and in which any related party has a direct or indirect material interest, other than (1) transactions available to all employees or customers generally, (2) transactions involving less than $100,000 when aggregated with all similar transactions, or (3) loans made by FSGBank in the ordinary course of business, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.

Under the policy, any related party transaction must be reported to the Chief Financial Officer and the Audit/Corporate Governance Committee and may be consummated or may continue only (1) if the Audit/Corporate Governance approves or ratifies such transaction and the committee believes that the transaction is in the best interests of First Security and our shareholders, or (2) if the transaction involves compensation that has been approved by the Compensation Committee and reported as required by the securities laws in the Proxy Statement to shareholders.

The current policy was formalized and approved by our Board of Directors and the Audit/Corporate Governance Committee in February 2007. The Board of Directors or the Committee will review and may amend this policy from time to time.

First Security and FSGBank have completed banking and other business transactions in the ordinary course of business with directors and officers of First Security and their affiliates, including members of their families, corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions take place on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties. In the case of all such related party transactions, each transaction was either approved by the Audit/Corporate Governance Committee of the Board of Directors or by the Board of Directors. We expect we will continue to engage in similar banking and business transactions in the ordinary course of business with our directors, executive officers, principal shareholders and their associates in the future.

From time to time, FSGBank will extend loans to the directors and officers of First Security and their affiliates. None of these loans are currently nonaccrual, past due, restructured or potential problem loans. All such loans were: (i) made in the ordinary course of business; (ii) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Security, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2009, the aggregate amount of funded and unfunded credit we extended to directors, executive officers and principal shareholders was $5.7 million, or approximately 4.0% of our total stockholders’ equity.

First Security has employed certain employees who are related to First Security’s executive officers and/or directors. These individuals are compensated in accordance with the policies that apply to all employees.

Director Independence

The Board of Directors has determined that the following directors are independent pursuant to the independence standards of the Nasdaq Stock Market:

• Randall L. Gibson • Carol H. Jackson	• Ralph L. Kendall • D. Ray Marler

Directors Kilbride and Anders, both of whom retired from their service to First Security during the first quarter of 2010, were also independent directors throughout their service on the Board of Directors of First Security.

The Board considered any transaction, relationship or arrangement between First Security and the directors named above (and his or her family) and concluded each of these directors could exercise independent judgment in carrying out his or her responsibilities.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees for professional audit and quarterly review services rendered by Joseph Decosimo and Company, PLLC, for the years ended December 31, 2009 and 2008, as well as fees billed for other services rendered by Joseph Decosimo and Company, PLLC, during those periods.

	2009	2008
Audit Fees (1)	$246,955	$183,245
Audit-Related Fees (2)	26,446	49,939
Tax Fees – Preparation and Compliance (3)	86,836	80,680

Sub total	360,237	313,864

Tax Fees – Other (4)	4,850	1,600
All Other Fees	—	—

Sub total	4,850	1,600

Total Fees	$365,087	$315,464

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of the company’s consolidated financial statements, review of periodic reports and other documents filed with the SEC, including quarterly financial statements included in Forms 10-Q and services normally provided in connection with statutory or regulatory filings or engagements. Amounts reported in 2009 include procedures performed related to S-1 and S-1/A filings.
(2)	Audit-related fees consist of assurance and other services that are related to the performance of the audit or quarterly review of the company’s consolidated financial statements. Such fees include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. 2008 fees included the audit of First Security’s benefit plan.
(3)	Tax Fees – Preparation and Compliance consist of the aggregate fees billed for professional services rendered for tax return preparation and compliance.
(4)	Tax Fees – Other consist primarily of tax research and consultation, as well as tax planning and other tax advice.

The Board of Directors of First Security has considered whether the provision of services during 2009 by Joseph Decosimo and Company, PLLC that were unrelated to its audit of First Security’s financial statements or its reviews of First Security’s interim financial statements during 2009 is compatible with maintaining Joseph Decosimo and Company, PLLC’s independence. The services provided by the independent auditors were pre-approved by the Audit/Corporate Governance Committee to the extent required under applicable law and in accordance with the provisions of the committee’s charter. The Committee requires pre-approval of all audit and allowable non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Exhibit Number	Description

10.1	Settlement Agreement, dated January 19, 2010, with Lloyd L. Montgomery, III.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ RODGER B. HOLLEY
Rodger B. Holley
Chief Executive Officer, President and Chairman of the Board of Directors

DATE: April 29, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2010.

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