Form 10-Q
period 2010-03-31
FIRST SECURITY GROUP INC/TN
filed 2010-05-10
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Common Stock, $0.01 par value:
16,418,327 shares outstanding and issued as of May 10, 2010

First Security Group, Inc. and Subsidiary

Form 10-Q

Index

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands)	March 31, 2010 (unaudited)	December 31, 2009	March 31, 2009 (unaudited)

ASSETS
Cash and Due from Banks	$17,974	$23,220	$19,174
Federal Funds Sold and Securities Purchased under Agreements to Resell	-	-	-
Cash and Cash Equivalents	17,974	23,220	19,174
Interest Bearing Deposits in Banks	210,961	152,616	25,462
Securities Available-for-Sale	145,568	143,045	142,146
Loans Held for Sale	2,138	1,225	4,028
Loans	903,374	950,793	988,619
Total Loans	905,512	952,018	992,647
Less: Allowance for Loan and Lease Losses	26,101	26,492	20,028
	879,411	925,526	972,619
Premises and Equipment, net	32,717	33,157	33,686
Goodwill	-	-	27,156
Intangible Assets	1,800	1,918	2,269
Other Assets	80,539	74,352	51,873
TOTAL ASSETS	$1,368,970	$1,353,834	$1,274,385

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)	March 31, 2010 (unaudited)	December 31, 2009	March 31, 2009 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$156,736	$151,174	$149,372
Interest Bearing Demand	70,729	62,429	63,953
Savings and Money Market Accounts	177,998	177,543	169,497
Certificates of Deposit less than $100 thousand	239,446	244,312	243,746
Certificates of Deposit of $100 thousand or more	203,340	207,465	199,912
Brokered Deposits	353,396	339,750	239,915
Total Deposits	1,201,645	1,182,673	1,066,395
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	18,371	17,911	21,226
Security Deposits	1,188	1,376	1,771
Other Borrowings	90	94	106
Other Liabilities	7,671	10,181	9,905
Total Liabilities	1,228,965	1,212,235	1,099,403
STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of March 31, 2010, December 31, 2009 and March 31, 2009	31,431	31,339	31,071
Common Stock - $.01 par value - 50,000,000 shares authorized; 16,418,327 issued as of March 31, 2010 and December 31, 2009; 16,419,883 issued as of March 31, 2009	114	114	114
Paid-In Surplus	111,852	111,964	111,912
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(5,907)	(6,193)	(6,767)
(Accumulated Deficit) Retained Earnings	(5,442)	(3,823)	30,326
Accumulated Other Comprehensive Income	5,951	6,192	6,320
Total Stockholders’ Equity	140,005	141,599	174,982
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,368,970	$1,353,834	$1,274,385

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Income Statements
(unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
INTEREST INCOME
Loans, including fees	$13,450	$14,873
Debt Securities – taxable	1,090	1,184
Debt Securities – non-taxable	378	404
Other	123	14
Total Interest Income	15,041	16,475

INTEREST EXPENSE
Interest Bearing Demand Deposits	45	51
Savings Deposits and Money Market Accounts	408	472
Certificates of Deposit of less than $100 thousand	1,343	2,049
Certificates of Deposit of $100 thousand or more	1,194	1,760
Brokered Deposits	2,254	1,765
Other	122	141
Total Interest Expense	5,366	6,238

NET INTEREST INCOME	9,675	10,237
Provision for Loan and Lease Losses	4,375	4,993
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	5,300	5,244

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,000	1,147
Gain on Sales of Available-for-Sale Securities	57	-
Other	1,247	1,304
Total Noninterest Income	2,304	2,451

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,948	5,357
Expense on Premises and Fixed Assets, net of rental income	1,383	1,520
Other	3,541	2,583
Total Noninterest Expenses	9,872	9,460

LOSS BEFORE INCOME TAX BENEFIT	(2,268)	(1,765)
Income Tax Benefit	(1,154)	(913)
NET LOSS	(1,114)	(852)
Preferred Stock Dividends	413	371
Accretion on Preferred Stock Discount	92	77
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,619)	$(1,300)

NET LOSS PER COMMON SHARE:
Net Loss Per Share - Basic	$(0.10)	$(0.08)
Net Loss Per Share - Diluted	$(0.10)	$(0.08)
Dividend Declared Per Common Share	$-	$0.05

 (See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity

		Common Stock
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance – December 31, 2009	$31,339	16,418	$114	$111,964	$2,006	$(3,823)	$6,192	$(6,193)	$141,599
Comprehensive Income:
Net Loss (unaudited)						(1,114)			(1,114)
Change in Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments (unaudited)							85		85
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(326)		(326)
Total Comprehensive Loss									(1,355)
Accretion of Discount Associated with Preferred Stock (unaudited)	92					(92)			-
Preferred Stock Dividend (unaudited)						(413)			(413)
Stock-based Compensation (unaudited)				25					25
ESOP Allocation (unaudited)				(137)				286	149
Balance – March 31, 2010 (unaudited)	$31,431	16,418	$114	$111,852	$2,006	$(5,442)	$5,951	$(5,907)	$140,005

(See Accompanying Notes to Consolidated Financial Statements)

Index

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,114)	$(852)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities -
Provision for Loan and Lease Losses	4,375	4,993
Amortization, net	182	144
Stock-Based Compensation	25	169
ESOP Compensation	149	166
Depreciation	473	545
Gain on Sale of Premises and Equipment	(8)	(3)
Loss (Gain) on Sale of Other Real Estate and Repossessions, net	240	(8)
Write-down of Other Real Estate and Repossessions	6	182
Gain on the Sale of Available-for-Sale Securities	(57)	-
Accretion of Fair Value Adjustment, net	(15)	(55)
Accretion of Cash Flow Swaps	-	(528)
Accretion of Terminated Cash Flow Swaps	(519)	(169)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(897)	(2,419)
Interest Receivable	237	40
Other Assets	(3,923)	1,248
Interest Payable	(753)	(1,107)
Other Liabilities	(2,209)	(306)
Net Cash (Used in) Provided by Operating Activities	(3,808)	2,040

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(58,345)	(24,544)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	16,541	4,578
Sales	14,762	-
Purchases	(33,704)	(6,387)
Loan Originations and Principal Collections, net	38,459	13,794
Receipts for Interim Settlements of Cash Flow Swaps, net	-	938
Proceeds from Termination of Cash Flow Swaps	-	5,778
Proceeds from Sale of Premises and Equipment	8	13
Proceeds from Sales of Other Real Estate and Repossessions	1,837	770
Additions to Premises and Equipment	(33)	(464)
Capital Improvements to Other Real Estate and Repossessions	(391)	(36)
Net Cash Used in Investing Activities	(20,866)	(5,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	18,972	(9,892)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	460	(18,810)
Net Decrease of Other Borrowings	(4)	(2,671)
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	-	33,000
Repurchase of Common Stock for 401(K) and ESOP Plan	-	(1,023)
Repurchase and Retirement of Common Stock	-	-
Dividends Paid on Preferred Stock	-	(371)
Dividends Paid on Common Stock	-	(761)
Net Cash Provided by (Used in) Financing Activities	19,428	(528)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,246)	(4,048)
CASH AND CASH EQUIVALENTS - beginning of period	23,220	23,222
CASH AND CASH EQUIVALENTS - end of period	$17,974	$19,174

 (See Accompanying Notes to Consolidated Financial Statements)

Index

	Three Months Ended March 31,
(in thousands)	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$5,248	$6,391
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$6,119	$7,345
Income Taxes Paid	$38	$198

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

Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well.  The following table presents the comprehensive income for the three-month period ended March 31, 2010 and 2009, respectively.

	Three months ended March 31,
	2010	2009
	(in thousands)
Net loss	$(1,114)	$(852)
Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain on securities arising during the period	186	1,041
Tax expense related to unrealized net gain	(63)	(354)
Reclassification adjustments for realized gain included in net income	(57)	-
Tax expense related to gain realized in net income	19	-
Unrealized gain on securities, net of tax	85	687
Derivative cash flow hedges
Unrealized gain on derivatives arising during the period	25	279
Tax expense related to unrealized gain	(8)	(96)
Reclassification adjustments for realized gain included in net income	(519)	(697)
Tax expense related to gain realized in net income	176	237
Unrealized loss on derivatives, net of tax	(326)	(277)
Other comprehensive (loss) income, net of tax	(241)	410
Comprehensive loss	$(1,355)	$(442)

Index

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Net loss available to common shareholders	$(1,619)	$(1,300)
Denominator:
Weighted average common shares outstanding	15,649	15,573
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	-	-
Diluted shares	15,649	15,573
Net loss per common share:
Basic	$(0.10)	$(0.08)
Diluted	$(0.10)	$(0.08)

For the three months ended March 31, 2010 and 2009, there were 2,006 thousand and 2,297 thousand stock options, stock warrants and restricted stock awards that were not included in the computation of diluted earnings per share because the options were anti-dilutive under the treasury stock method, respectively.  The anti-dilutive options expire between 2010 and 2019.

NOTE 4 – SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
March 31, 2010
Debt securities—
Federal agencies	$25,836	$148	$15	$25,969
Mortgage-backed	77,534	2,864	52	80,346
Municipals	37,804	1,421	56	39,169
Other	126	-	42	84
Total	$141,300	$4,433	$165	$145,568

Securities available-for-sale
December 31, 2009
Debt securities—
Federal agencies	$17,226	$144	$16	$17,354
Mortgage-backed	80,338	3,225	477	83,086
Municipals	41,216	1,373	66	42,523
Other	126	-	44	82
Total	$138,906	$4,742	$603	$143,045

Index

Proceeds from sales of securities available-for-sale totaled $14,762 thousand for the three months ended March 31, 2010.  Gross realized gains from sales of securities were $368 thousand for the three months ended March 31, 2010.  Gross losses were $311 thousand for the three months ended March 31, 2010.  There were no sales of securities during the three months ended March 31, 2009.

At March 31, 2010 and December 31, 2009, federal agencies, municipals and mortgage-backed securities with a carrying value of $31,666 thousand and $12,600 thousand, respectively, were pledged to secure public deposits. At March 31, 2010 and December 31, 2009, the carrying amount of securities pledged to secure repurchase agreements was $25,577 thousand and $26,472 thousand, respectively.  At March 31, 2010, securities of $6,195 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions.

Maturity of Securities

The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2010.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$2,808	$2,834
Over 1 year through 5 years	26,781	27,454
5 years to 10 years	29,305	30,044
Over 10 years	4,872	4,890
	63,766	65,222
Mortgage-backed securities	77,534	80,346
Total	$141,300	$145,568

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2010
Federal agencies	$6,999	$15	$-	$-	$6,999	$15
Mortgage-backed	8,927	52	-	-	8,927	52
Municipals	1,408	27	624	29	2,032	56
Other	-	-	84	42	84	42
Totals	$17,334	$94	$708	$71	$18,042	$165

December 31, 2009
Federal agencies	$1,982	$16	$-	$-	$1,982	$16
Mortgage-backed	2,375	6	3,086	471	5,461	477
Municipals	1,404	31	617	35	2,021	66
Other	-	-	82	44	82	44
Totals	$5,761	$53	$3,785	$550	$9,546	$603

Index

As of March 31, 2010, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary.  Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of March 31, 2010, gross unrealized losses in the Company’s portfolio totaled $165 thousand, compared to $603 thousand as of December 31, 2009.  The unrealized losses in other securities are two trust preferred securities.  The unrealized losses are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities.  The unrealized losses in mortgage-backed, agency and municipal securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase.  Based on results of the Company’s impairment assessment, the unrealized losses at March 31, 2010 are considered temporary.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands)
Loans secured by real estate-
Residential 1-4 family	$278,695	$281,354	$294,314
Commercial	255,174	259,819	223,759
Construction	125,603	153,144	190,581
Multi-family and farmland	41,314	37,960	36,541
	700,786	732,277	745,195
Commercial loans	138,156	146,016	162,534
Consumer installment loans	45,564	48,927	53,406
Leases, net of unearned income	17,405	19,730	29,117
Other	3,601	5,068	2,395
Total loans	905,512	952,018	992,647
Allowance for loan and lease losses	(26,101)	(26,492)	(20,028)
Net loans	$879,411	$925,526	$972,619

Index

The following table presents an analysis of the allowance for loan and lease losses.  The provision expense for loan and lease losses in the table does not include the Company’s provision accrual for unfunded commitments of $6 thousand and $6 thousand for the three months ended March 31, 2010 and 2009, respectively.  The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets.

	March 31, 2010	March 31, 2009
	(in thousands)
Allowance for loan and lease losses-beginning of period	$26,492	$17,385
Provision expense for loan and lease losses	4,369	4,987
Loans charged-off	(5,056)	(2,408)
Loan loss recoveries	296	64
Allowance for loan and lease losses-end of period	$26,101	$20,028

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans were, $43,965 thousand, $40,118 thousand and $17,921 thousand at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  Loans past due 90 days or more and still accruing interest were $3,993 thousand, $4,524 thousand and $5,413 thousand at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

NOTE 6 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party.  A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument.  In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee.  The maximum potential amount of future payments the Company could be required to make under its stand-by letters of credit at March 31, 2010, December 31, 2009, and March 31, 2009 was $15,394 thousand, $16,077 thousand, and $25,579 thousand, respectively.  The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options.   The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock and ESOP Activity

On January 27, 2010, the Company’s Board of Directors elected to suspend the dividend on the Company’s common stock and elected to defer payment of the Series A Preferred Stock (Preferred Stock) for the first quarter of 2010.  The Company may not pay dividends on common stock unless all dividends have been paid on the Preferred Stock.

Index

On March 31, 2010, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year.  The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense (in thousands)
Shares as of December 31, 2009	768,787	—	431,889
Shares allocated for first quarter 2010 match	(65,655)	—	65,655	$149
Shares as of March 31, 2010	703,132	—	497,544

Preferred Stock

On January 27, 2010, the Company’s Board of Directors elected to defer payment on the February 15, 2010 dividend on the Preferred Stock.  Dividends for the Series A Preferred Stock are cumulative.  The Company recognized $413 thousand in expense for Preferred Stock dividends for the three months ended March 31, 2010.  As of March 31, 2010, the unpaid, accrued dividend is $619 thousand.  As of March 31, 2010, the Company recognized $92 thousand in Preferred Stock discount accretion.

NOTE 8 – TAXES

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse.  The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

For the three months ended March 31, 2010 and 2009, the Company recognized an income tax benefit of $1,154 thousand and $913 thousand, respectively.  The following reconciles the income tax benefit to statutory rates:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Federal taxes at statutory tax rate	$(771)	$(600)
Tax exempt earnings on loans and securities	(131)	(139)
Tax exempt earnings on bank owned life insurance	(86)	(86)
Low-income housing tax credits	(103)	-
Other, net	52	38
State tax provision, net of federal effect	(115)	(126)
Income tax benefit	$(1,154)	$(913)

The income tax benefit recognized during 2010 primarily relates to increases in deferred tax assets including the increase associated with the net operating loss for the period.  The income tax benefit during 2009 primarily relates to the increase in deferred tax assets including the increase associated with the temporary difference in the allowance for loan and lease losses as well as the net operating loss for the period.  Based on the Company’s historical pattern of taxable income, the Company expects to produce sufficient income in the future to realize its deferred tax assets.  A valuation allowance is established for any portion of a deferred tax asset that the Company believes is more likely than not that the Company will not be able to realize the benefits.  As of March 31, 2010, the Company has no valuation allowances associated with deferred tax assets.

Index

The Company evaluated its material tax positions as of March 31, 2010.  Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits.  The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.  The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2010	$1,146
Increases related to prior year tax positions	-
Increases related to current year tax positions	51
Lapse of statute	-
Balance at March 31, 2010	$1,197

NOTE 9 – FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy.  In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$145,568	$-	$145,318	$250
Loans held for sale	2,138	-	2,138	-
Forward loan sales contracts	64	-	64	-

Financial liabilities
None	-	-	-	-

Index

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of March 31, 2010.

	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Financial Assets
Securities available-for-sale	$250	$-	$-	$-	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

At March 31, 2010, the Company also had assets and liabilities measured at fair value on a non-recurring basis.  Items measured at fair value on a non-recurring basis include other real estate owned (OREO), repossessions, and collateral-dependent impaired loans.  Such measurements were determined utilizing Level 2 and Level 3 inputs.

Upon initial recognition, OREO and repossessions are measured at fair value, which becomes the cost basis.  The cost basis is subsequently re-measured at fair value when events or circumstances occur that indicate the initial fair value has declined.  Collateral-dependent impaired loans are measured at fair value based on the appraised value of the collateral.  If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan and lease losses or the expense is recognized as a charge-off.  The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the three months ended March 31, 2010.

	Carrying Value as of March 31, 2010	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2010
	(in thousands)
Other real estate owned	$1,448	$-	$1,448	$-	$(1,137)
Repossessions	460	-	460	-	(277)
Collateral-dependent impaired loans	15,817	-	15,817	-	(3,142)

Index

The following table presents the estimated fair values of the Company’s financial instruments.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$17,974	$17,974	$23,220	$23,220
Interest bearing deposits in banks	$210,961	$210,961	$152,616	$152,616
Securities available-for-sale	$145,568	$145,568	$143,045	$143,045
Loans held for sale	$2,138	$2,138	$1,225	$1,225
Loans	$903,374	$916,417	$950,793	$959,689
Allowance for loan and lease losses	$(26,101)	$(26,101)	$(26,492)	$(26,492)

Financial liabilities
Deposits	$1,201,645	$1,209,858	$1,182,673	$1,187,263
Federal funds purchased and securities sold under agreements to repurchase	$18,371	$18,371	$17,911	$17,911
Other borrowings	$90	$90	$94	$94

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

•
Loans – For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans and other consumer loans are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans and leases are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit ratings quality.  Fair value for impaired loans and leases is estimated using discounted cash flow analysis or underlying collateral values, where applicable.

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

Index

NOTE 10 – FAIR VALUE OPTION

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

The Company records all newly-originated loans held for sale under the fair value option.  Origination fees and costs are recognized in earnings at the time of origination.  The servicing value is included in the fair value of the loan and recognized at origination of the loan.  The Company uses derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan.  The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the mortgage loan and related fees component of noninterest income.

As of March 31, 2010, December 31, 2009 and March 31, 2009, there was $2,138 thousand, $1,225 thousand and $4,028 thousand in loans held for sale recorded at fair value, respectively.  For the three months ended March 31, 2010, $149 thousand in loan origination and related fee income was recognized in non-interest income and an insignificant amount of origination and related fee expense was recognized in non-interest expense utilizing the fair value option.

For the three months ended March 31, 2010, the Company recognized a loss of $122 thousand due to changes in fair value for loans held for sale in which the fair value option was elected.  This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale.  The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and offset $58 thousand of the change in fair value of loans held for sale.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$2,138	$2,202	$(64)

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivatives in accordance with ASC 815. The Company records all derivative financial instruments at fair value in the financial statements.  It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions.  Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks.  As of March 31, 2010, the Company has not entered into a transaction in a dealer capacity.

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

On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively.  At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively.  These gains are being accreted into interest income over the remaining life of the originally hedged items.  The Company recognized a total of $519 thousand in interest income for the three months ended March 31, 2010.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2010	1	2011	2012	2013	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$277		$219	$62	$-	$558
Accretion of gain from 2009 terminated swaps	$1,227		$1,629	$1,272	$-	$4,128

1Represents the gain accretion for April 1, 2010 to December 31, 2010.  Excludes the amounts recognized in the first three months of 2010.

Index

The following table presents the cash flow hedges as of March 31, 2010.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,138	$64	$-	$42	Various
	$2,138	$64	$-	$42

Terminated asset hedges
Cash flow hedges: 1
Interest rate swap	$25,000	$-	$-	$18	June 28, 2010
Interest rate swap	25,000	-	-	89	June 28, 2011
Interest rate swap	14,000	-	-	7	June 28, 2010
Interest rate swap	20,000	-	-	67	June 28, 2011
Interest rate swap	35,000	-	-	187	June 28, 2012
Interest rate swap	25,000	-	-	1,362	October 15, 2012
Interest rate swap	25,000	-	-	1,362	October 15, 2012
	$169,000	$-	$-	$3,092

1
The $3.1 million of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2010, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of March 31, 2010.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized

	(in thousands)
Hedging Instrument:
Forward contracts	$2,138	Other assets	$64	Other liabilities	N/A	Noninterest income – other	$58

Hedged Items:
Loans held for sale	N/A	Loans held for sale	$2,138	N/A	N/A	Noninterest income – other	N/A

For the three months ended March 31, 2010, no significant amounts were recognized for hedge ineffectiveness.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted the provisions of the FASB Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), which updates ASC 820 to require disclosure of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy, as well as disclosure of an entity’s policy for determining when transfers between all levels of the hierarchy are recognized. ASC 820, as amended, also provides enhanced disclosure requirements regarding purchases, sales, issuances, and settlements related to recurring Level 3 measurements, and requires separate disclosure in the Level 3 reconciliation of total gains and losses recognized in other comprehensive income. The updated provisions of ASC 820 require that fair value measurement disclosures be provided by each “class” of assets and liabilities, and that disclosures providing a description of the valuation techniques and inputs used to measure fair value be included for both recurring and nonrecurring fair value measurements classified as either Level 2 or Level 3. The provisions of ASU 2010-06 are effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which will be effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company revised its disclosures accordingly.

Index

Effective January 1, 2010, the Company adopted the provisions of the FASB Accounting Standards Update 2009-16, “Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 updates ASC 860 to provide for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with ASC 810. The amendments to ASC 860 modify the criteria for achieving sale accounting for transfers of financial assets and define the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The updated provisions of ASC 860 also provide that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. ASC 860, as amended, requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. The provisions of ASU 2009-16 are effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. ASC 860’s amended disclosure requirements should be applied to transfers that occurred both before and after the effective date of the Codification update, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under the Codification update to ASC 810 and ASC 860 which was effective for periods ending after December 15, 2008. The adoptions did not impact the Company’s consolidated financial statements.

Effective December 31, 2009, the Company adopted the provisions of FASB Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) to the FASB Accounting Standards Codification (ASC or Codification). ASU 2009-05 updates ASC 820 to clarify that a quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement for that liability when no adjustment to the quoted price is required. ASU 2009-05 further amends ASC 820 to provide that if a quoted price for an identical liability does not exist in an active market, the fair value of the liability should be measured using an approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Under the updated provisions of ASC 820, fair value for such liabilities will be measured using either a valuation technique that uses the quoted price of the identical liability when traded as an asset, a valuation technique that uses the quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820.  The adoption had no significant impact on the Company’s consolidated financial statements.

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

Index

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

Effective June 30, 2009, the Company adopted ASC 825-10, “Financial Instruments.”  This update requires disclosures about the fair value of financial instruments in interim financial statements. The guidance requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. Comparative disclosures are required only for periods ending subsequent to initial adoption. The additional required disclosures are presented in Note 9 of the Company’s consolidated financial statements.

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

Index

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

NOTE 13 – SUBSEQUENT EVENTS

 On April 28, 2010, the Company’s Board of Directors elected to defer the May 15, 2010 Preferred Stock dividend.

On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (Order), FSGBank, N.A. (Bank), the Company’s wholly-owned subsidiary, through its Board of Directors, consented and agreed to the issuance of a Consent Order by the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator.

The Bank and the OCC agreed as to the areas of the Bank’s operations that warrant improvement and a plan for making those improvements.  The Order requires the Bank to develop and submit written strategic and capital plans covering at least a three-year period.  The Bank is required to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized asset, loan review and credit.

Within 120 days of the effective date of the Order, the Bank is required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets.  As of March 31, 2010, the Bank’s total capital to risk-weighted assets was in compliance with the Order with a ratio of 13.76 percent.  The Bank’s Tier 1 capital to adjusted total assets was out of compliance with the Order with a ratio of 8.95 percent.

Index

Because the Order established specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Order.  As an adequately capitalized institution, the Bank may not pay interest on deposits that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  Additionally, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.

On April 29, 2010, the Company filed a current report on Form 8-K describing the Order and the Bank’s actions to date.  The Form 8-K also provides the final, executed Order.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Security to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.  Forward-looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future.

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

FIRST QUARTER 2010 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2010 and 2009.  Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Company Overview

First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.4 billion in assets as of March 31, 2010.  Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. (Bank) has 38 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 345 full-time equivalent employees.  In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust.  FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and internet banking (www.FSGBank.com) services.

Recent Regulatory Events

Effective April 28, 2010, FSGBank reached an agreement with its primary regulator, the Office of the Controller of the Currency (OCC), regarding the issuance of a Consent Order (Order).  The Order is a result of the OCC’s regular examination of the Bank in the fall of 2009 and directs the Bank to take actions intended to strengthen its overall condition.  All customer deposits remain fully insured by the FDIC to the maximum extent allowed by law; the Order does not impact this coverage in any manner.  On April 29, 2010, First Security filed a current report on Form 8-K describing the Order and the related actions taken by the Bank to date.  The Form 8-K also provides a copy of the fully executed Order.

Index

Prior to and following the OCC’s regularly scheduled exam in the fall of 2009, we developed and began implementing a number of strategic initiatives designed to improve both the operations and the financial performance of First Security.  The Order establishes a framework and timeline for fully implementing certain of our strategic initiatives.  We believe the successful execution of our initiatives will result in full compliance with the Order and position us for long-term growth and a return to profitability.

Strategic Initiatives

During 2009 and 2010, we initiated a set of strategic initiatives to position us appropriately for both short-term stability and long-term success.  The following are the primary initiatives with associated target dates for implementation:

Strategic Initiative	Current and/or Potential Impact	Actual/Expected Implementation
Capital
• CPP participation	Received $33 million in Preferred Stock capital	1st quarter 2009
• Capital stress test	Outsourced a SCAP capital stress test to assist in capital planning	4th quarter 2009
Liquidity
• Liquidity enhancement	Increased longer term brokered deposits and excess cash to fund future contractual obligations and prudent investments	1st quarter 2010
Asset Quality
• Asset Quality Committee	Created board-level committee to focus on asset quality	1st quarter 2009
• OREO sales team	Dedicated resources to exclusively sell OREO	1st quarter 2009
• Loan review department expansion	Added resources to increase frequency and coverage of the review of our portfolio	4th quarter 2009
• Extensive loan review	Outsourced an extensive loan review prior to year-end 2009	4th quarter 2009
Credit Administration
• Lines of business	Credit functions aligned by retail and commercial lines of business with dedicated credit officers and staff supporting each portfolio	4th quarter 2009
• Loan underwriting centralization	Ensures consistency in underwriting, pricing, loan structure and policy compliance	2nd quarter 2010
• Collections centralization	Dedicated collections department created to focus on collection of past due loans and recovery of prior charge-offs	2nd quarter 2010
• Loan document preparation centralization	Operational efficiencies and reduction of loan policy exceptions	2nd quarter 2010
Management
• Chief risk officer	Elevated risk manager to executive level with expanded responsibilities	1st quarter 2010
• Chief credit officer	Hired experienced credit officer to oversee credit administration	2nd quarter 2010

The above initiatives are discussed in additional detail throughout MD&A.

Overview

Market Conditions

Most indicators point toward the overall U.S. economy transitioning to a gradual recovery period over the balance of 2010.  Some economists have indicated that the future recovery may bring with it few new jobs.  As our financial results can be a reflection of our regional economy, we monitor and evaluate local and regional economic trends.

Index

Announced in 2008, the $1 billion Volkswagen automotive production facility is currently under construction and hiring has commenced.  The Volkswagen plant will bring about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 12,000 indirect jobs to the region.  We believe the positive economic impact on Chattanooga and the surrounding region from Volkswagen and other recently announced large economic investments will be significant and it may stabilize and possibly increase real estate values and enhance economic activity within our market area.

While the economic recession has resulted in higher unemployment across the country, our market areas benefit from more stable rates of employment.  Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 9.8% and 9.1%, respectively (as of February 2010, the most recent available data), than the Tennessee rate of 11.1%.  The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries.  With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint.  The unemployment rate in the Dalton MSA is 12.8% (as of February 2010) compared to the Georgia rate of 10.8%.  For the Chattanooga and Knoxville MSAs, the number of unemployed workers is decreasing and, as of February 2010, has declined by 4.9% in Chattanooga and 5.9% in Knoxville since the peak in June 2009.  We believe these positive employment trends will continue throughout 2010.

Our market area has also benefited from a relatively stable housing market.  According to the National Association of REALTORS, the median sales prices of existing single-family homes declined only 5.0% and 5.2% for the Chattanooga and Knoxville MSAs, respectively, from 2008 to 2009 (the most recent available data) compared to 11.9% for the nation and 8.7% for the census region identified as the South.  While real estate values may continue to decline, we are hopeful that housing prices will remain above the regional and national levels due to the significant economic investments being made in our market.

Financial Results

As of March 31, 2010, we had total consolidated assets of $1.4 billion, total loans of $905.5 million, total deposits of $1.2 billion and stockholders’ equity of $140.0 million.  For the three months ended March 31, 2010, our net loss available to common shareholders was $1.6 million, resulting in basic and diluted net loss of $0.10 per share.

As of March 31, 2009, we had total consolidated assets of $1.3 billion, total loans of $992.6 million, total deposits of $1.1 billion and stockholders’ equity of $175.0 million.  For the three months ended March 31, 2009, our net loss available to common shareholders was $1.3 million, or $0.08 per basic and diluted share.

Net interest income decreased by $562 thousand primarily due to a reduction in our net interest margin.  The provision for loan and lease losses decreased by $618 thousand based on our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, trends in non-performing and classified loans and general economic conditions.  Noninterest income decreased by $147 thousand, while noninterest expense increased by $412 thousand.  The decrease in noninterest income is attributable to a reduction in revenue from deposit fees and a decline in mortgage loan and related fee income.  Noninterest expense increased primarily due to higher costs associated with nonperforming assets and FDIC insurance expense.  There were 345 full-time equivalent employees as of March 31, 2010, compared to 361 as of March 31, 2009.

Our efficiency ratio increased in the first quarter of 2010 to 82.4% compared to 74.6% in the same period of 2009 primarily due to reductions in net interest income and noninterest income and increases to noninterest expense.  We anticipate our efficiency ratio to stabilize and begin to improve during the second half of 2010 as we focus on enhancing revenue while reducing certain overhead expenses.  However, the stabilization and possible improvement of our efficiency ratio in the second half of 2010 is contingent on both macro-economic factors, such as changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate value.

Net interest margin in the first quarter of 2010 was 3.17%, or 46 basis points lower than the prior year period of 3.63%.  We believe that our net interest margin will stabilize and possibly improve in the second half of 2010.  The projected stabilization of our net interest margin is dependent on our loan and deposit pricing, our ability to raise core deposits and any possible actions to the target federal funds rate by the Federal Reserve Board.

Index

On January 27, 2010, our Board of Directors elected to suspend the dividend on the Company’s common stock and elected to defer payment of the Series A Preferred Stock (Preferred Stock) for the first quarter of 2010.  First Security may not pay dividends on common stock unless all dividends have been paid on the Preferred Stock.

Results of Operations

We reported a net loss available to common shareholders for the first quarter of 2010 of $1.6 million versus net loss for the same period in 2009 of $1.3 million.  In 2010, our net loss per share (basic and diluted) was $0.10, on approximately 15,649 thousand basic and diluted weighted average shares outstanding compared to a net loss per share (basic and diluted) of $0.08 for the same period in 2009.

Net income available to common shareholders in the first quarter of 2010 was below the 2009 level as a result of the contraction in the net interest margin and higher operating expenses.  Noninterest expense increased by $412 thousand, while noninterest income declined by $147 thousand.  As of March 31, 2010, we had 38 banking offices, including the headquarters, and 345 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the period ended March 31, 2010 compared to the same period in 2009.

Condensed Consolidated Income Statement

		Change from Prior Year
	2010	Amount	Percentage
	(in thousands, except percentages)

Interest income	$15,041	$(1,434)	(8.7)%
Interest expense	5,366	(872)	(14.0)%
Net interest income	9,675	(562)	(5.5)%
Provision for loan and lease losses	4,375	(618)	(12.4)%
Net interest income after provision for loan and lease losses	5,300	56	1.1%
Noninterest income	2,304	(147)	(6.0)%
Noninterest expense	9,872	412	4.4%
Net loss before income taxes	(2,268)	(503)	(28.5)%
Income tax benefit	(1,154)	(241)	26.4%
Net loss	(1,114)	(262)	(30.8)%
Preferred stock dividends and discount accretion	505	57	12.7%
Net loss available to common shareholders	$(1,619)	$(319)	(24.5)%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income.  For the three months ended March 31, 2010, net interest income decreased by $562 thousand, or 5.5%, to $9.7 million for the first quarter of 2010 compared to $10.2 million for the same period in 2009.

We monitor and evaluate the effects of certain risks on our earnings and seek balance between the risks assumed and returns sought.  Some of these risks include interest rate risk, credit risk and liquidity risk.

Index

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

Index

The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2010 and 2009.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax Equivalent Basis

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$931,566	$13,453	5.86%	$999,954	$14,877	6.03%
Investment securities – taxable	105,361	1,104	4.25%	94,657	1,199	5.14%
Investment securities – non-taxable	41,289	578	5.68%	43,929	617	5.70%
Other earning assets	188,491	123	0.26%	29,595	14	0.19%
Total earning assets	1,266,707	15,258	4.89%	1,168,135	16,707	5.80%
Allowance for loan and lease losses	(26,776)			(18,189)
Intangible assets	1,864			29,498
Cash & due from banks	8,920			16,352
Premises & equipment	33,003			33,778
Other assets	78,486			56,797
TOTAL ASSETS	$1,362,204			$1,286,371

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW accounts	$62,935	45	0.29%	$61,640	51	0.34%
Money market accounts	138,264	384	1.13%	125,303	448	1.45%
Savings deposits	37,195	24	0.26%	34,422	24	0.28%
Time deposits less than $100 thousand	243,953	1,343	2.23%	244,607	2,049	3.40%
Time deposits of $100 thousand, or more	206,429	1,194	2.35%	200,926	1,760	3.55%
Brokered CDs and CDARS®	323,650	2,197	2.75%	181,284	1,599	3.58%
Brokered money markets and NOWs	26,609	57	0.87%	78,752	166	0.85%
Federal funds purchased	-	-	-%	1,256	3	0.97%
Repurchase agreements	19,882	121	2.47%	22,348	128	2.32%
Other borrowings	91	1	4.46%	1,425	10	2.85%
Total interest bearing liabilities	1,059,008	5,366	2.05%	951,963	6,238	2.66%
Net interest spread		$9,892	2.84%		$10,469	3.14%
Noninterest bearing demand deposits	150,447			148,382
Accrued expenses and other liabilities	10,597			13,211
Stockholders’ equity	136,054			166,069
Accumulated other comprehensive income	6,098			6,746
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,362,204			$1,286,371

Impact of noninterest bearing
sources and other changes in
balance sheet composition			0.33%			0.49%

Net interest margin			3.17%			3.63%

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

Change in Interest Income and Expense on a Tax Equivalent Basis
For the Three Months Ended March 31, 2010 Compared to 2009

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(1,017)	$(407)	$(1,424)
Investment securities – taxable	136	(231)	(95)
Investment securities – non-taxable	(37)	(2)	(39)
Other earning assets	75	34	109
Total earning assets	(843)	(606)	(1,449)

Interest bearing liabilities:
NOW accounts	1	(7)	(6)
Money market accounts	46	(110)	(64)
Savings deposits	2	(2)	-
Time deposits less than $100 thousand	(5)	(701)	(706)
Time deposits of $100 thousand, or more	48	(614)	(566)
Brokered CDs and CDARS®	1,256	(658)	598
Brokered money markets accounts and NOWs	(110)	1	(109)
Federal funds purchased	(3)	-	(3)
Repurchase agreements	(14)	7	(7)
Other borrowings	(9)	-	(9)
Total interest bearing liabilities	1,212	(2,084)	(872)
Increase (decrease) in net interest income	$(2,055)	$1,478	$(577)

Net Interest Income – Volume and Rate Changes

Interest income for the first quarter of 2010 was $15.0 million, which is an 8.7% decrease compared to the same period in 2009.  Average earnings assets for the first quarter of 2010 increased $98.6 million, or 8.4%, compared to the same period in 2009.  Average other earning assets increased by $158.9 million in 2010 compared to 2009, while average loans in 2010 declined by $68.4 million, or 6.8%.  The change in mix and volume of earning assets reduced interest income by $843 thousand comparing 2010 to 2009.  The increase in other earnings asset relates to our interest bearing account at the Federal Reserve Bank of Atlanta that averaged $184.9 million during 2010.  The yield on this account is approximately 25 basis points.  The increase in this account was primarily funded by an increase in brokered deposits, as well as reductions from the loan portfolio.  The purpose of the increase in liquid assets was to reduce liquidity risk, which we describe more fully below in the Liquidity Section, resulting from deteriorating asset quality and the Consent Order. We anticipate average loans to continue to decline as loan reductions continue to exceed new loan demand. In addition, we anticipate average earning assets to decline as brokered deposits mature and are not replaced.

The yield on average earning assets declined 91 basis points from 5.80% to 4.89% comparing the three months ended March 31, 2010 to the same period in 2009.  The decline in yield further reduced interest income by an additional $606 thousand.  Comparing 2010 to 2009, the yield on loans declined 17 basis points from 6.03% to 5.86%.  We anticipate the yield on loans to stabilize or improve in 2010 as we have instituted higher loan pricing floors on new and renewing loans.  During the first quarter of 2010, we conducted a bond swap by selling approximately $14.7 million of investment securities with an average tax-equivalent yield of 5.20% and replacing with $14.6 million of bonds with an average tax-equivalent yield of 3.17%.  The transaction eliminated the credit risk associated with our private-label CMO securities, as well as certain municipal securities.  We anticipate the yield on investment securities to reduce accordingly for the remainder of 2010.  We are maintaining an asset-sensitive balance sheet and will benefit from the eventual increase in the federal funds rate.  As of March 31, 2010, our loan portfolio is approximately 58% fixed rate, 40% variable rate and 2% adjustable rate.  The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index.   Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Index

Total interest expense was $5.4 million in the first quarter of 2010, or 14.0% lower than the comparable period in 2009.  Interest expense decreased due to a decline in rates paid with significant reductions in retail, jumbo and brokered certificates of deposit as new and maturing deposits repriced at lower current rates.  Average interest bearing liabilities increased $107.0 million, or 11.2%, for the three months ended March 31, 2010 compared to the same period in 2009.  The growth in interest bearing liabilities was primarily a result of increases in brokered deposits and traditional money market accounts.  The deposit gathering activities at the branch level increased the level of traditional money market accounts by $13.0 million, or 10.3%.  Average total deposits increased $114.2 million, or 10.6%, to $1.2 billion in the first quarter of 2010 compared to the same period in 2009 as we increased our brokered deposits to improve our contingent funding capacity.  The average rate paid on interest bearing liabilities decreased 61 basis points to 2.05% from 2.66% for the period ended March 31, 2010 and 2009, respectively.  The decrease is due primarily to term deposits maturing and repricing at lower current market rates.

We expect average loans to continue to decline in 2010 while all other earning assets to increase or be comparable to the 2009 levels.  The average yield on loans in 2010 should stabilize or improve compared to 2009 while the overall yield on earning assets may decline in 2010 due to the increase in interest-bearing cash and the associated lower yield.  For the remainder of 2010, we expect average interest bearing liabilities to be comparable to the first quarter 2010 results, except for brokered CDs increasing due to the elimination of brokered money markets and brokered NOWs.  Rates paid on deposits for the remainder of the year are expected to be consistent with first quarter 2010 results.

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

Our net interest rate spread (on a tax equivalent basis) was 2.84% for the period ended March 31, 2010 compared to 3.14% for the same period in 2009.  Net interest margin (on a tax equivalent basis) was 3.17% for the period ended March 31, 2010 compared to 3.63% for the same period in 2009.  The decreased net interest spread and margin are the result of the combination of lower loan volumes, higher other earning asset volumes and higher brokered deposit volumes partially offset by deposit rates reducing faster than asset yields.  During December of 2009 and first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity.  Approximately $77 million of these funds was utilized to payoff our variable-rate brokered money market account.  The remaining funds were placed in our interest-bearing account at the Federal Reserve Bank of Atlanta.  As of March 31, 2010, our balance at the Federal Reserve Bank was approximately $204 million.  The negative spread associated between the interest-bearing cash and the brokered deposits will continue to negatively impact our net interest spread and margin.  Average interest bearing liabilities as a percentage of average earning assets was 83.6% for the period ended March 31, 2010 compared to 81.5% for the same period in 2009.  Noninterest bearing funding sources contributed 33 basis points to the net interest margin during the first quarter of 2010 compared to 49 basis points in the same period in 2009.

In prior years, we terminated two sets of interest rate swaps.  The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items.  For the three months ended March 31, 2010, the accretion of the swaps added approximately $519 thousand to interest income.  The accretion for the remainder of 2010 will be approximately $500 thousand per quarter.

Index

Our net interest margin may decline in the second quarter before stabilizing or increasing during the second half of 2010.  The anticipated decline is associated with the negative spread created during the first quarter of 2010 by issuing additional brokered deposits and placing a portion of the proceeds in our interest-bearing account at the Federal Reserve Bank of Atlanta, as well as the reduction in yield on the investment securities portfolio as a result of the bond swap transaction.  The stabilization for the second half of 2010 depends on multiple factors, including our ability to raise core deposits, anticipated maturities of brokered deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible action by the Federal Reserve Board to adjust the target federal funds rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three months ended March 31, 2010 was $4.4 million compared to $5.0 million in the same period of 2009.  Net charge-offs for the first quarter of 2010 were $4.8 million compared to net charge-offs of $2.3 million for the same period in 2009.  Annualized net charge-offs as a percentage of average loans were 2.04% for the three months ended March 31, 2010 compared to 0.94% for the same period in 2009.  Our peer group’s average annualized net charge-offs (as reported in the March 31, 2010 Uniform Bank Performance Report) were 1.04%.

The decrease in our provision for loan and lease losses for the first quarter of 2010 compared to the same period in 2009 resulted from our analysis of inherent risks in the loan portfolio in relation to the reduction of our portfolio, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions.  As of March 31, 2010, management determined our allowance of $26.1 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section.  We will reanalyze the allowance on at least a quarterly basis, and the next review will be at June 30, 2010, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio.  As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for the remainder of 2010.  Furthermore, the provision expense could materially increase or decrease in 2010 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.

Noninterest Income

Noninterest income totaled $2.3 million for the first quarter of this year, a decrease of $147 thousand, or 6.0%, from the same period in 2009.  The decrease is a result of lower deposit fees and a reduction in mortgage loan and related fee income.

Index

The following table presents the components of noninterest income for the periods ended March 31, 2010 and 2009.

Noninterest Income

	Three Months Ended March 31,
	2010	Percent Change	2009
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$759	(11.7)%	$860
Service charges on deposit accounts	241	(16.0)%	287
Point-of-sale (POS) fees	286	14.4%	250
Bank-owned life insurance income	252	0.0%	252
Trust fees	185	13.5%	163
Mortgage loan and related fees	149	(38.4)%	242
Net gain on sale of available-for-sale securities	57	100.0%	-
Other income	375	(5.5)%	397
Total noninterest income	$2,304	(6.0)%	$2,451

Our largest sources of noninterest income are service charges and fees on deposit accounts.  Total service charges, including non-sufficient funds (NSF) fees, were $1.0 million for the first quarter of 2010, a decrease of $147 thousand, or 12.8%, from the same period in 2009.

Point-of-sale fees increased 14.4% to $286 thousand for the first quarter of 2010 compared to the same period in 2009.  POS fees are primarily generated when our customers use their debit cards for retail purchases.  We anticipate POS fees to continue to grow as customer trends show increased use of debit cards.

Bank-owned life insurance income was consistent at $252 thousand for the three months ended March 31, 2010 and 2009.  FSGBank is the owner and beneficiary of these contracts.  The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity.  In addition, the insurance death benefit will be a tax-free payment to FSGBank.  This tax-advantaged asset enables us to provide benefits to our employees.  On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 6.05% for the three months ended March 31, 2010.

Trust fees increased by 13.5% to $185 thousand for the three months ended March 31, 2010 compared to the same period in 2009.  As of March 31, 2010, our trust and wealth management department managed 460 accounts with assets held under management of approximately $190.0 million compared to 415 accounts with assets held under management of $152.3 million as of March 31, 2009.  For the remainder of 2010, we anticipate trust fees to be higher than the comparable 2009 periods due to the increase in the stock market over the last 12 months.  A decline in the stock market may negatively impact trust fees.

Mortgage loan and related fees for the first quarter of 2010 decreased $93 thousand, or 38.4%, to $149 thousand compared to $242 thousand in the first quarter of 2009.  As discussed in Note 10 of our consolidated financial statements, we elect the fair value option for all held for sale loan originations.  This election impacts the timing and recognition of origination fees and costs, as well as the value of the servicing rights.  The recognition of the income and fees is concurrent with the origination of the loan.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market.  Due to the normal processing time, we will have a certain amount of held for sale loans at any time.  Mortgages originated for sale in the secondary markets totaled $9.8 million for the first three months of 2010.  Mortgages sold in the secondary market totaled $8.9 million for the first three months of 2010.  Mortgages originated and sold in the secondary market totaled $12.9 million and $10.5 million, respectively, for the first three months of 2009.  We sold these loans with the right to service the loan being released to the purchaser for a fee.  While the real estate market is showing signs of improvement, the risk of rising interest rates may negatively impact the volume of refinancing activity.  The impact of these two factors will largely determine the level of mortgage income for the remainder of 2010.

Index

Other income for the first quarter of 2010 was $375 thousand, compared to $397 thousand for the same period in 2009.  The components of other income primarily consist of ATM fee income, gains on sales of other real estate (OREO) and repossessions, underwriting revenue and safe deposit box fee income.

Noninterest Expense

Noninterest expense for the first quarter of 2010 increased $412 thousand, or 4.4%, to $9.9 million compared to $9.5 million for the same period in 2009.  The increase in noninterest expense primarily reflects higher costs associated with nonperforming assets and increased FDIC insurance, partially offset by reductions in salary and benefits as well as furniture and fixtures expense.

The following table represents the components of noninterest expense for the three month periods ended March 31, 2010 and 2009.

Noninterest Expense

	Three Months Ended March 31,
	2010	Percent Change	2009
	(in thousands, except percentages)
Salaries & benefits	$4,948	(7.6)%	$5,357
Occupancy	853	(2.2)%	872
Furniture and equipment	530	(18.2)%	648
Professional fees	492	38.6%	355
FDIC insurance	447	135.3%	190
Data processing	372	9.4%	340
OREO and repossession holding costs	352	116.0%	163
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	298	23.7%	241
Communications	160	3.2%	155
Intangible asset amortization	118	(12.6)%	135
Printing & supplies	89	(16.8)%	107
Advertising	53	(14.5)%	62
Other expense	1,160	38.9%	835
Total noninterest expense	$9,872	4.4%	$9,460

Salaries and benefits for the first quarter of 2010 decreased $409 thousand, or 7.6%, compared to the same period in 2009.  The decrease in salaries and benefits is primarily related to a reduction of 16 full-time equivalent employees.  As of March 31, 2010, we had 345 full-time equivalent employees. We currently operate 38 full service banking offices.

Occupancy expense for the first quarter of 2010 was slightly below the same period in 2009.  As of March 31, 2010, we leased nine facilities and the land for five branches.  As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy.  Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Index

Furniture and equipment expense decreased $118 thousand for the first quarter of 2010 compared to the same period in 2009 due to a reduction in depreciation expense and equipment maintenance costs.

Professional fees increased 38.6% for the first quarter of 2010 compared to the same period in 2009.  The increase is primarily due to additional legal costs associated with higher levels of non-performing assets.  Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.

The premium paid for FDIC deposit insurance increased $257 thousand to $447 thousand for the first quarter of 2010 compared to the same period in 2009.  During the fourth quarter of 2009, the FDIC approved a rule mandating all banks prepay deposit premium insurance assessments for the three year period ending December 31, 2012.  The total prepayment amount factored in an estimated five percent annual growth rate in the deposit base, as well as a uniform three basis point increase in the assessment rate effective January 1, 2011.  No additional cash payments or refunds are required or issued until the later of the date the prepayment is exhausted or December 31, 2014.  The FDIC indicated that it intends the prepayment to eliminate the need for additional special assessments.

Data processing fees increased $32 thousand for the first quarter of 2010 compared to the same period in 2009.  The monthly fees associated with data processing are typically based on transaction volume.

OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs.  Holding costs increased $189 thousand to $352 thousand for the first quarter of 2010 compared to the same period in 2009.  We anticipate the level of holding costs will remain elevated for 2010.

Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets increased $57 thousand to $298 thousand for the first quarter of 2010 compared to the same period in 2009.  Losses and write-downs are dependent on multiple factors, including the volume of non-performing assets, as well as changes in the associated market values of those assets.

Intangible asset amortization expense decreased $17 thousand, or 12.6%, in the first quarter of 2010 compared to the same period in 2009.  Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years.  We anticipate further decreases in amortization expense throughout the remainder of 2010.

Other expense increased $325 thousand during the first quarter of 2010 compared to the same period in 2009.  The increase is primarily related to a legal settlement.

Income Taxes

We recorded an income tax benefit of $1.2 million for the first quarter of 2010 compared to a benefit of $913 thousand for the same period in 2009.  For the three months ended March 31, 2010, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $630 thousand.  We also recorded low-income housing tax credits of $103 thousand.  Adjusting for these items, our effective tax rate approximates 36%.

Index

At March 31, 2010, we evaluated our significant uncertain tax positions.  Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits.  We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant.  In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements.  During the fourth quarter of 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties.  As of March 31, 2010, our total accrual for uncertain tax positions is $1.2 million.

At March 31, 2010, we have no valuation allowance associated with our deferred tax assets.  In evaluating our deferred tax assets, we use all available information, both quantitative and qualitative.  A valuation allowance is required when it is “more-likely-than-not” that some or all of the deferred tax assets will not be realized.  As of March 31, 2010, our deferred tax asset is approximately $8.2 million.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.37 billion at March 31, 2010, $1.35 billion at December 31, 2009, and $1.27 billion at March 31, 2009.  The growth from March 31, 2009 to March 31, 2010 is primarily due to the issuance of brokered deposits in the fourth quarter of 2009 and first quarter of 2010 and retaining a majority of the proceeds in our interest-bearing account at the Federal Reserve Bank of Atlanta.  We issued brokered deposits to enhance our liquidity as well as to lock-in longer term and historically low-cost brokered deposits.  The growth in total assets from March 31, 2009 to March 31, 2010 is primarily a result from increases in interest-bearing cash and deposits, partially offset by declining loan balances and a higher allowance.  For the remainder of 2010, we anticipate funding prudent investment opportunities through our existing cash reserves or with growth in core deposits .

Loans

Our active efforts to reduce certain credit exposures and their related balance sheet risk, as well as the effects of the economic recession, which includes reduced loan demand and increased loan charge-offs, have resulted in declining loan balances.  As of March 31, 2010, total loans declined by $46.5 million, or 4.9% (19.5% annualized), from December 31, 2009 and by $87.1 million, or 8.8%, from March 31, 2009.  For both the trailing three and twelve month periods, we have reduced our exposure to construction and development (C&D) loans by $27.5 million and $41.5 million, respectively.

The following table presents our loan portfolio by type.
Loan Portfolio

				Percent change from
	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$278,695	$281,354	$294,314	(0.9)%	(5.3)%
Commercial	255,174	259,819	223,759	(1.8)%	14.0%
Construction	125,603	153,144	190,581	(18.0)%	(34.1)%
Multi-family and farmland	41,314	37,960	36,541	8.8%	13.1%
	700,786	732,277	745,195	(4.3)%	(6.0)%
Commercial loans	138,156	146,016	162,534	(5.4)%	(15.0)%
Consumer installment loans	45,564	48,927	53,406	(6.9)%	(14.7)%
Leases, net of unearned income	17,405	19,730	29,117	(11.8)%	(40.2)%
Other	3,601	5,068	2,395	(28.9)%	50.4%
Total loans	905,512	952,018	992,647	(4.9)%	(8.8)%
Allowance for loan and lease losses	(26,101)	(26,492)	(20,028)	(1.5)%	30.3%
Net loans	$879,411	$925,526	$972,619	(5.0)%	(9.6)%

Year-to-date, the largest declining loan balances were construction and land development (C&D) loans of $27.5 million, or 18.0%, commercial and industrial (C&I) loans of $7.9 million, or 5.4%, and commercial real estate loans of $4.6 million, or 1.8%.  From March 31, 2009 to March 31, 2010, the largest declining loan balances were C&D loans of $65.0 million, or 34.1%, C&I loans of $24.4 million, or 15.0%, residential 1-4 family loans of $15.6 million, or 5.3%, and leases of $11.7 million, or 40.2%.

Index

We will continue to extend prudent loans to credit-worthy consumers and businesses during 2010.  However, due to the current economic environment and the corresponding decline in loan demand, we anticipate our loans may remain stable or possibly decline in the near term.  Funding for future loans may be restricted by our ability to raise core deposits, although we may use our current cash reserves, as necessary and appropriate.  Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses reflects our assessment and estimate of the risks associated with extending credit and our evaluation of the quality of the loan portfolio.  We regularly analyze our loan portfolio in an effort to establish an allowance that we believe will be adequate in light of anticipated risks and loan losses.  In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio.  We also consider such factors as:

•	our loan loss experience;
•	specific known risks;
•	the status and amount of past due and non-performing assets;
•	underlying estimated values of collateral secured loans;
•	current and anticipated economic conditions; and
•	other factors which we believe affect the allowance for potential credit losses.

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

Index

The following table presents an analysis of the changes in the allowance for loan and lease losses for the three months ended March 31, 2010 and 2009.  The provision for loan and lease losses of $4.4 million and $5.0 million for March 31, 2010 and 2009, respectively, in the table below does not include our provision accrual for unfunded commitments of $6 thousand and $6 thousand for the first quarter of 2010 and 2009, respectively.  The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets and totaled $211 thousand and $187 thousand as of March 31, 2010 and 2009, respectively.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the three months ended March 31,
	2010	2009
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$26,492	$17,385
Provision for loan and lease losses	4,369	4,987
Sub-total	30,861	22,372
Charged-off loans:
Real estate – Residential 1-4 family	429	251
Real estate – Commercial	-	797
Real estate – Construction	2,413	94
Real estate – Multi-family and farmland	130	-
Commercial loans	1,232	672
Consumer installment loans and Other	358	515
Leases, net of unearned income	494	79
Total charged-off	5,056	2,408
Recoveries of charged-off loans:
Real estate – Residential 1-4 family	3	-
Real estate – Commercial	145	-
Real estate – Construction	1	8
Real estate – Multi-family and farmland	-	2
Commercial loans	109	5
Consumer installment loans and Other	38	48
Leases, net of unearned income	-	1
Total recoveries	296	64
Net charged-off loans	4,760	2,344
Allowance for loan and lease losses – end of period	$26,101	$20,028

Total loans – end of period	$905,512	$992,647
Average loans	$931,566	$999,954
Net loans charged-off to average loans, annualized	2.04%	0.94%
Provision for loan and lease losses to average loans, annualized	1.88%	1.99%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.88%	2.02%
Non-performing loans	48.07%	62.36%

Index

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans.  The comprehensive allowance analysis developed by our credit administration and financial reporting group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan and Lease Losses

	As of March 31, 2010		As of December 31, 2009		As of March 31, 2009
	Amount	Percent of Portfolio1	Amount	Percent of Portfolio1	Amount	Percent of Portfolio1
	(in thousands, except percentages)
Real estate – residential 1-4 family	$5,353	30.8%	$5,037	29.6%	$4,043	29.6%
Real estate – commercial	5,399	28.2%	4,525	27.3%	2,778	22.6%
Real estate – construction	4,609	13.8%	6,706	16.0%	4,242	19.2%
Real estate – multi-family and farmland	567	4.6%	766	4.0%	361	3.7%
Commercial loans	7,521	15.3%	6,953	15.4%	5,131	16.4%
Consumer installment loans	1,318	5.0%	1,107	5.1%	930	5.4%
Leases, net of unearned income	1,317	1.9%	1,386	2.1%	2,506	2.9%
Other	17	0.4%	12	0.5%	37	0.2%
Total	$26,101	100.0%	$26,492	100.0%	$20,028	100.0%
____________________
1	Represents the percentage of loans in each category to total loans.

Over the last twelve to eighteen months, the allowance significantly increased largely because of the economic downturn and the associated decline in real estate values.  These two factors have contributed to a significant increase in classified loans.  From March 31, 2009 to March 31, 2010, the allowance increased $6.1 million, or 30.3%.  Specific impairments decreased by $290 thousand over the last twelve months, while the FAS 5 allowance increased $6.4 million due to higher levels of risk rated loans, as well as the associated higher loss factors.

As of March 31, 2010, the largest components of the allowance were associated with commercial loans and real estate secured loans.  The allowance associated with commercial loans as of March 31, 2010, has increased $2.4 million compared to March 31, 2009.  The majority of the increase is a result of higher levels of classified commercial loans.  Reduced earnings and cash flow of the associated borrowers due to the economic recession is the primary factor in the increase of classified commercial loans.  The allowance associated with real estate construction loans totaled $4.6 million as of March 31, 2010.  The decline in real estate values combined with the slowdown in new home sales has increased our classified loans in this category.  We consider the following factors in the decision to downgrade a real estate construction loan, including, but not limited to, the decline in the associated collateral value, the length of time the finished home has been on the market, and the borrower’s ability to begin amortizing the loan.  In many cases, a downgraded loan may not be past due or involve a borrower missing scheduled payments; a downgraded loan instead indicates a risk of future non-performance, rather than a measure of actual non-performing loans.  As of March 31, 2010, approximately 49% of our nonaccrual loans were current on all contractual interest and principal payments.

We believe that the allowance for loan and lease losses as of March 31, 2010 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below.  Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Index

Asset Quality and Non-Performing Assets

Asset Quality Strategic Initiatives for 2009 and 2010

We consider our asset quality to be of primary importance.  At March 31, 2010, our loan portfolio was 64.2% of total assets.  During 2009, as the economy continued to deteriorate, we implemented several significant strategies to further address our asset quality, including:

•	Created a board-level Asset Quality Committee
•	Established a dedicated OREO sales team
•	Restructured our credit department adding depth to management
•	Developed centralized underwriting, document preparation and collections processes
•	Conducted an extensive third-party loan review, and
•	Expanded our loan review department

The board-level Asset Quality Committee was created during the first quarter of 2009.  The committee meets monthly and is charged with providing oversight for (1) action plans associated with significant classified loans and leases, (2) sales plans for OREO and repossessions, (3) reviewing the allowance for loan and lease losses and related impairment recommendation and (4) monitoring asset quality reports, ratios and trends.  The committee has assisted management in reviewing significant credit relationships and developing appropriate work-out plans.

During 2009, we moved primary responsibility for the OREO sales process from the special assets department to a dedicated sales team.  This enabled our special assets department to focus its energy on loan work-outs while centralizing and streamlining the OREO sales process.  Our OREO sales team is focused on achieving the proper balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs.

During the fourth quarter of 2009, we began the process of restructuring our credit administration department to add additional depth and expertise.  Specifically, the credit department is now aligned by line of business for commercial and retail credit with dedicated credit officers and staff supporting each of these portfolios.  The chief credit officer serves to support both senior credit officers.  As of March 31, 2010, we had successfully hired a chief credit officer, two experienced senior credit officers and two seasoned special assets officers.

With the additional depth and expertise of our restructured credit department, we have centralized our loan underwriting, document preparation and collections processes.  This centralization will improve consistency, increase quality and provide higher levels of operational efficiencies.  Collectively, we believe these changes will assist in reducing current and future non-performing assets.

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

Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle.  In the last six months, we added two additional employees to our internal loan review department.  For 2010, we are combining the additional internal resources with external assistance to condense the normal 18-month cycle to a 12-month cycle, focusing on a risk-based approach to loan reviews.

Index

We believe these initiatives will assist us during the current economic environment, as well as position us for growth once economic conditions improve.

Asset Quality and Non-Performing Assets Analysis and Discussion

Our asset quality ratios weakened in the first quarter of 2010 compared to year-end and the same period in 2009.  As of March 31, 2010, our allowance for loan and lease losses as a percentage of total loans was 2.88%, which is an increase from the 2.78% as of December 31, 2009 and 2.02% as of March 31, 2009.  Net charge-offs as a percentage of average loans (annualized) increased to 2.04% from 0.94% for the three month periods ended March 31, 2010 and 2009, respectively.  Non-performing assets as a percentage of total assets was 5.31% at March 31, 2010, compared to 3.13% for the same period in 2009.  As of March 31, 2010, non-performing assets, including loans that are 90 days past due, increased to $76.7 million, or 5.60% of total assets, from $69.9 million, or 5.16% as of December 31, 2009, and $45.3 million, or 3.55% of total assets as of March 31, 2009.

We believe that overall asset quality will stabilize in 2010, but remain above comparable 2009 levels.  Our special assets department actively collects past due loans and develops action plans for classified and criticized loans and leases.  As for managing and marketing repossession and OREO, we are focused on achieving the proper level of balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs.

Nonperforming assets include nonaccrual loans, restructured loans, OREO and repossessed assets.  We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.  The following table presents our non-performing assets and related ratios.

Non-Performing Assets by Type

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands, except percentages)
Nonaccrual loans	$50,305	$45,454	$26,706
Loans past due 90 days and still accruing	3,993	4,524	5,413
Total nonperforming loans	$54,298	$49,978	$32,119

Other real estate owned	$18,933	$16,017	$11,309
Repossessed assets	3,466	3,881	1,864
Nonaccrual loans	50,305	45,454	26,706
Total nonperforming assets	$72,704	$65,352	$39,879

Nonperforming loans as a percentage of total loans	6.00%	5.25%	3.24%
Nonperforming assets as a percentage of total assets	5.31%	4.83%	3.13%
Nonperforming assets plus loans 90 days past due to total assets	5.60%	5.16%	3.55%

Index

The following table provides the activity in our non-performing asset for the last five quarters.  Additions may include transfer into the category or additions to previously existing loans/properties.  Reductions for nonaccrual loans may include (1) a transfer to other real estate owned, (2) a charge-off, (3) a principal payment and/or (4) transfers to accrual status.  Reductions in other real estate owned may include (1) a charge-off or write-down or (2) a sale of the property.

Non-Performing Assets – Activity

	1st Quarter 2010	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
	(in thousands)
Nonaccrual loans
Beginning balance	$45,454	$31,463	$26,782	$26,706	$18,453
Additions	16,701	20,378	11,837	9,643	12,589
Reductions	(11,850)	(6,387)	(7,156)	(9,567)	(4,336)
Ending balance	$50,305	$45,454	$31,463	$26,782	$26,706

Other real estate owned
Beginning balance	$16,017	$14,206	$12,930	$11,309	$7,145
Additions	3,866	4,415	5,599	4,522	5,111
Reductions	(950)	(2,604)	(4,323)	(2,901)	(947)
Ending balance	$18,933	$16,017	$14,206	$12,930	$11,309

Repossessions
Beginning balance	$3,881	$2,050	$1,473	$1,864	$1,680
Additions	1,383	3,588	1,978	810	1,318
Reductions	(1,798)	(1,757)	(1,401)	(1,201)	(1,134)
Ending balance	$3,466	$3,881	$2,050	$1,473	$1,864

The following table provides the classifications for nonaccrual loans and other real estate owned as of March 31, 2010, December 31, 2009 and March 31, 2009.

Non-Performing Assets – Classification and Number of Units

	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Units	Amount	Units	Amount	Units
	(amounts in thousands)
Nonaccrual loans
Construction/development loans	$13,950	33	$13,706	36	$9,040	12
Residential real estate loans	7,392	53	6,059	52	2,179	18
Commercial real estate loans	6,903	26	6,156	26	3,575	12
Commercial and industrial loans	16,234	39	15,397	38	6,904	20
Commercial leases	3,943	37	2,389	20	3,523	4
Consumer and other loans	1,883	15	1,747	15	1,485	4
Total	$50,305	203	$45,454	187	$26,706	70

Other real estate owned
Construction/development loans	$7,725	50	$6,243	37	$5,484	30
Residential real estate loans	5,638	41	5,132	34	2,598	14
Commercial real estate loans	5,570	18	4,642	14	3,227	5
Total	$18,933	109	$16,017	85	$11,309	49

Nonaccrual loans totaled $50.3 million, $45.5 million and $26.7 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due.  As of March 31, 2010, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual.  As previously described, we have individually reviewed each nonaccrual loan in excess of $250 thousand for possible impairment.  We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

Index

As of March 31, 2010, nonaccruals increased by $4.9 million, or 10.7%, compared to year-end 2009.  During the first quarter of 2010, we successfully reworked our second largest nonaccrual, totaling $5.5 million at December 31, 2009, by replacing the original borrowers with a new borrower.  While the reworked loan is still classified as nonaccrual as of March 31, 2010, the new borrower brings additional capital and energy to complete the land development project.  Comparing March 31, 2010 to December 31, 2009, each nonaccrual classification type grew with commercial leases increasing $1.6 million and residential real estate increasing $1.3 million.  For commercial leases, the increase was primarily due to the addition of a $1.2 million relationship that is well-collateralized for which we currently estimate no loss.  For residential real estate loans, two nonaccrual additions were in excess of $500 thousand.  Both relationships were reviewed for possible impairment with no loss currently estimated.  We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.

Other real estate increased $2.9 million from December 31, 2009 to March 31, 2010, as additions continued to outpace dispositions.  During the first quarter, we sold four properties with total proceeds of $567 thousand, resulting in a 101% realization of the carrying value prior to sale.  We anticipate increased sales volume in the second quarter based on the current volume and amount of properties under contract as of the date of this filing.  We anticipate taking a more aggressive sales approach during the remainder of 2010 to dispose of our current properties, which may lead to a lower realization rate.

Loans 90 days past due and still accruing declined by $531 thousand from year-end 2009 in a positive trend.  As of March 31, 2010, the $4.0 million in past due loans was comprised of $1.0 million in C&D loans, $845 thousand in commercial real estate loans, $820 thousand in residential real estate loans and $615 thousand in C&I loans.

Total non-performing assets for the first quarter of 2010 were $72.7 million compared to $65.4 million at December 31, 2009 and $39.9 million at March 31, 2009.

Our asset ratios were generally less favorable as compared to our peer group.  Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets.  The following table provides our asset quality ratios as of March 31, 2010 and our UBPR peer group ratios as of March 31, 2010, which is the latest available information.

Nonperforming Asset Ratios

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans1 as a percentage of gross loans	6.00%	3.83%
Nonperforming loans1 as a percentage of the allowance	208.03%	166.41%
Nonperforming loans1 as a percentage of equity capital	39.96%	28.06%
Nonperforming loans1 plus OREO as a percentage of gross loans plus OREO	7.92%	4.92%
____________________
1Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds.  Currently, all of our investments are classified as available-for-sale.  As of March 31, 2010, we have no plans to liquidate a significant amount of any available-for-sale securities.  However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Index

Available-for-sale securities totaled $145.6 million at March 31, 2010, $143.0 million at December 31, 2009 and $142.1 million at March 31, 2009.  We believe our current securities portfolio provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio.  At March 31, 2010, the available-for-sale securities portfolio had unrealized net gains of approximately $2.8 million, net of tax.

All investment securities purchased to date have been classified as available-for-sale.  Our securities portfolio at March 31, 2010 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs) and federal agency issued pools.

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of AFS Investment Securities – Amortized Cost

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$2,808	$12,937	$17,313	$4,746	$37,804
Agency bonds	-	13,844	11,992	-	25,836
Agency issued REMICs	8,244	25,492	3,091	-	36,827
Agency issued pools	102	33,723	6,042	840	40,707
Other	-	-	-	126	126
Total	$11,154	$85,996	$38,438	$5,712	$141,300
Tax Equivalent Yield	5.31%	4.26%	4.47%	6.08%	4.48%

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

As of March 31, 2010, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary.  Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell.  Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income.  If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis.  The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

Index

As of March 31, 2010, gross unrealized losses in our portfolio totaled $165 thousand, as compared to $603 thousand and $983 thousand as of December 31, 2009 and March 31, 2009, respectively.  The unrealized losses associated with two trust preferred securities total $42 thousand.  The unrealized losses are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities.  The remaining unrealized losses in our portfolio are primarily due to widening credit spreads and changes in interest rates subsequent to purchase.  Based on results of our impairment assessment, the unrealized losses at March 31, 2010 are considered temporary.

As of March 31, 2010, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity.  As of the first quarter ended 2010, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$32,485	$33,489
Ginnie Mae	$15,380	$15,585
FHLMC*	$44,168	$46,094

* Federal Home Loan Mortgage Corporation

We held no federal funds sold as of March 31, 2010, December 31, 2009 or March 31, 2009.  As of March 31, 2010, we held $211.0 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $152.6 million at December 31, 2009 and $25.5 million as of March 31, 2009.  The yield on our account at the Federal Reserve Bank is approximately 25 basis points.

As of March 31, 2010, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions.  At March 31, 2010, we held $25.1 million in bank-owned life insurance, compared to $24.9 million at December 31, 2009 and $24.2 million at March 31, 2009.

Deposits and Other Borrowings

As of March 31, 2010, deposits increased by 1.6% (6.4% annualized) from December 31, 2009 and increased by 12.7% from March 31, 2009.  Excluding the changes in brokered deposits, our year-over-year deposits increased 2.6%.  From March 31, 2009 to March 31, 2010, the fastest growing sector of our core deposit base was interest-bearing demand deposit accounts that grew $6.8 million, or 10.6%, as well as savings and money market accounts, that grew $8.5 million, or 5.0%.  We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000.  We consider our retail CDs to be a stable source of funding because they are in-market, relationship-oriented deposits.  Core deposit growth is an important tenet of our business strategy.

Brokered deposits increased $113.5 million from March 31, 2009 to March 31, 2010 with the majority of the increase in longer maturities issued in the fourth quarter of 2009 and first quarter of 2010.  We issued approximately $86 million of brokered certificates of deposit in December 2009.  The issuance enhanced our liquidity position.  During January 2010, we issued an additional $94.5 million in brokered certificates of deposit.  Approximately $77 million of the January funds were used to eliminate our brokered money market account.  In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network.  CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million.  Additionally, members have the opportunity to purchase or sell one-way time deposits.  As of March 31, 2010, our CDARS balance consists of $18.4 million in purchased time deposits and $12.1 million in our customers’ reciprocal accounts.

Index

Brokered deposits at March 31, 2010, December 31, 2009 and March 31, 2009 were as follows:

Brokered Deposits

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands)
Brokered deposits –
Brokered certificates of deposits	$322,944	$239,283	$140,963
Brokered money market accounts	-	76,749	77,384
Brokered NOW accounts	-	514	1,381
CDARS®	30,452	23,204	20,187
Total	$353,396	$339,750	$239,915

As discussed in Note 13 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC.  The liquidity enhancement over the last six months was in part to ensure we have adequate funding to meet our short-term contractual obligations.  We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits.  The table below is a maturity schedule for our brokered deposits.

Brokered Deposits – by Maturity

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$-	$20,360	$32,025	$34,861	$235,698
CDARS®	951	2,445	19,828	5,766	1,462
Total	$951	$22,805	$51,853	$40,627	$237,160

As of March 31, 2010, December 31, 2009 and March 31, 2009, we had no federal funds purchased.

Securities sold under agreements to repurchase with commercial checking customers were $8.4 million as of March 31, 2010, compared to $7.9 million and $11.2 million as of December 31, 2009 and March 31, 2009, respectively.  In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012.  For the three months ended March 31, 2010 and 2009, we paid a fixed rate of 3.93%.  The agreement in callable on a quarterly basis.

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans equal to at least 165% of outstanding advances.  We also use FSGBank’s borrowing capacity at the FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool.  The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.  As of March 31, 2010, December 31, 2009 and March 31, 2009, we had no significant advances from the FHLB.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations.  We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs.  Our cash balance on deposit with FSGBank, which totaled approximately $1.8 million as of March 31, 2010, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations.  These funds should adequately meet our cash flow needs.  If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them to support the growth of our franchise.

Index

On January 27, 2010, to further preserve our capital resources and liquidity, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

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

As of March 31, 2010, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $204.4 million.  This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of March 31, 2010, the unused borrowing capacity for FSGBank at FHLB was $58.6 million.  FHLB maintains standards for loan collateral files.  Therefore, FSGBank’s borrowing capacity may be restricted if our collateral file has exceptions.  Our borrowing capacity may also be restricted if our aggregate asset quality deteriorates.

FSGBank also had unsecured federal funds lines in the aggregate amount of $35.0 million at March 31, 2010 under which it can borrow funds to meet short-term liquidity needs.   As of March 31, 2010, the full aggregate amount was available.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights).  As of quarter-end, we had $10.8 million in loan participations sold.  FSGBank may continue to sell loan participations as a source of liquidity.  An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank.  As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business.

Historically, we have utilized brokered deposits to provide an additional source of funding.  As of March 31, 2010, we had $322.9 million in brokered CDs outstanding with a weighted average remaining life of approximately 35 months, a weighted average coupon rate of 2.60% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.85%.  Our CDARS® product had $30.5 million at March 31, 2010, with a weighted average coupon rate of 2.01% and a weighted average life of approximately 12 months.  As discussed in Note 13 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. We currently have more than adequate liquidity to fund the contractual maturities in our brokered deposits for more than two years.

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

Index

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments.  Unfunded loan commitments totaled $157.8 million at March 31, 2010.  The following table illustrates our significant contractual obligations at March 31, 2010 by future payment period.

Contractual Obligations

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$336,618	$101,801	$4,367	$-	$442,786
Brokered certificates of deposit	(1)	52,385	107,822	149,962	12,775	322,944
CDARS®	(1)	23,224	6,771	457	-	30,452
Federal funds purchased and securities sold under agreements to repurchase	(2)	8,371	-	10,000	-	18,371
FHLB borrowings	(3)	-	4	-	-	4
Operating lease obligations	(4)	754	759	328	1,479	3,320
Commitments to fund affordable housing investments	(5)	1,340	-	-	-	1,340
Note payable	(6)	15	34	37	-	86
Total		$422,707	$217,191	$165,151	$14,254	$819,303
____________________

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

Net cash used in operations during the first quarter of 2010 totaled $3.8 million compared to net cash provided by operations of $2.0 million for the same period in 2009.  The increase in cash used in operations is primarily due to changes in other assets and other liabilities, such as increases in OREO of $2.9 million and a $2.8 million low-income housing tax credit investment.  Net cash used in investing activities increased from $5.6 million to $20.9 million due to the increase in interest bearing deposits in banks.  Net cash provided by financing activities was $19.4 million for the first quarter of 2010 as compared to net cash used in financing activities of $528 thousand in the comparable 2009 period.  The increase is a result of additional deposits.

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

Our derivatives are based on underlying risks, primarily interest rates.  Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates.  On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively.  At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively.  These gains are being accreted into interest income over the remaining life of the originally hedged items.  We recognized a total of $519 thousand in interest income for the three months ended March 31, 2010.

Index

The following table presents the remaining accretion of the gain for the terminated swaps.

	20101	2011	2012	2013	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$277	$219	$62	$-	$558
Accretion of gain from 2009 terminated swaps	$1,227	$1,629	$1,272	$-	$4,128

1 Represents the gain accretion for April 1, 2010 to December 31, 2010. Excludes the amounts recognized in the first three months of 2010.

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

The following are the cash flow hedges as of March 31, 2010:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,138	$64	$-	$42	Various
	$2,138	$64	$-	$42

Terminated asset hedges
Cash flow hedges: 1
Interest rate swap	$25,000	$-	$-	$18	June 28, 2010
Interest rate swap	25,000	-	-	89	June 28, 2011
Interest rate swap	14,000	-	-	7	June 28, 2010
Interest rate swap	20,000	-	-	67	June 28, 2011
Interest rate swap	35,000	-	-	187	June 28, 2012
Interest rate swap	25,000	-	-	1,362	October 15, 2012
Interest rate swap	25,000	-	-	1,362	October 15, 2012
	$169,000	$-	$-	$3,092

1 The $3.1 million of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2010, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of March 31, 2010:

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized

	(in thousands)
Hedging Instrument:
Forward contracts	$2,138	Other assets	$64	Other liabilities	N/A	Noninterest income – other	$58

Hedged Items:
Loans held for sale	N/A	Loans held for sale	$2,138	N/A	N/A	Noninterest income – other	N/A

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2010 and 2009 was as follows:

	As of March 31,
	2010	2009
	(in thousands)
Commitments to extend credit	$157,755	$250,910
Standby letters of credit	$15,394	$25,579

Commitments to extend credit are agreements to lend to customers.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties. Through this economic recession, we have intentionally reduced our potential credit exposure by reducing our unfunded loan commitments and stand by letters of credit.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital.  The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.  Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.  As described in Note 13 to our consolidated financial statements, the Consent Order requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%.  The Order provides 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios.

Index

The following table compares the required capital ratios maintained by First Security and FSGBank:

March 31, 2010	FSGBank Consent Order1	Well Capitalized		Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	6.0%		4.0%	13.0%	12.5	%3
Total capital to risk adjusted assets	13.0%	10.0%		8.0%	14.2%	13.8	%3
Leverage ratio	9.0%	5.0	%2	4.0%	9.3%	8.95	%3

December 31, 2009
Tier I capital to risk adjusted assets	n/a	6.0%		4.0%	12.7%	11.6%
Total capital to risk adjusted assets	n/a	10.0%		8.0%	14.0%	12.8%
Leverage ratio	n/a	5.0	%2	4.0%	10.6%	9.6%

March 31, 2009
Tier I capital to risk adjusted assets	n/a	6.0%		4.0%	12.9%	9.6%
Total capital to risk adjusted assets	n/a	10.0%		8.0%	14.1%	10.8%
Leverage ratio	n/a	5.0	%2	4.0%	11.1%	8.2%

1 FSGBank must achieve and maintain the above capital ratios within 120 days from April 28, 2010.
2 The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

3 Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

On January 27, 2010, to further preserve our capital resources, our Board of Directors elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock for the first quarter of 2010.  Any future determination relating to dividend policy will be made at the discretion o four Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

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

Index

RECENT ACCOUNTING PRONOUNCEMENTS

During the three months ended March 31, 2010, the Financial Accounting Standards Board (FASB) is not issue any significant authoritative accounting guidance that would impact our disclosures or financial results.  Refer to the Notes to our consolidated financial statements for accounting changes that became effective during the current periods.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e., 2.00%) over a twelve-month period.  Given this scenario, we had, as of March 31, 2010, an exposure to falling rates and a benefit from rising rates.  More specifically, our model forecasts a decline in net interest income of $9.3 million, or 23.7%, as a result of a 200 basis point decline in rates.  The model also predicts a $7.9 million increase in net interest income, or 20.2%, as a result of a 200 basis point increase in rates.  The following chart reflects our sensitivity to changes in interest rates as of March 31, 2010.  The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk
Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income1	$29,923	$39,238	$47,148
Dollar change net interest income	(9,315)	-	7,910
Percentage change net interest income	(23.74)%	0.00%	20.16%

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

The following risks supplement the risk factors previously identified in our Annual Report on  Form 10-K for the year ended December 31, 2009.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our inability to accept, renew or roll over brokered deposits without the prior approval of the FDIC could adversely affect our liquidity.

As of March 31, 2010, we had approximately $353.4 million in out of market deposits, including brokered certificates of deposit and CDARS®, which represented approximately 29.4% of our total deposits.  Because the Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Order.  As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.  As of March 31, 2010, brokered deposits maturing in the next 24 months totaled $116.2 million.  Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. As an adequately capitalized institution, the Bank also may not pay interest on deposits that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC.  These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers.  The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the applicable rate could adversely affect our liquidity.

Increased capital requirements, adverse market conditions or future losses may require us to raise additional capital in the future to support our operations, but that capital may not be available when it is needed or it could be dilutive to our existing stockholders, which could adversely affect our financial condition and our results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations, which may require us to maintain capital in excess of published regulatory standards for a “well-capitalized” institution.  The Order requires the Bank to, within 120 days of the effective date of the Order, to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets.  As of March 31, 2010, the Bank’s total risk-based capital ratio was approximately 13.78 percent and its leverage ratio was approximately 8.95 percent.  As of March 31, 2010, the Bank had excess capital of approximately $7.4 million above the Order’s total risk-based capital ratio and a capital shortfall of approximately $625 thousand compared to the Order’s leverage ratio.  The Company is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

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

Index

We are subject to an Order that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock. In addition, addressing the Order will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order the Bank  by and through its Board of Directors consented and agreed to the issuance of a Consent Order by the OCC, the Bank’s primary regulator. The Bank and the OCC agreed as to the areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Bank is required to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized asset, loan review and credit.

Any material failure to comply with the provisions of the Order could result in further enforcement actions by the OCC. In addition, if the OCC does not accept the capital plan or the Bank fails to achieve the minimum capital levels, the OCC may require that the Bank develop a plan to sell, merge or liquidate the Bank. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or that efforts to comply with the Order, particularly the limitations on interest rates offered by the Bank, will not have adverse effects on the operations and financial condition of the Company and the Bank.

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

FIRST SECURITY GROUP, INC. (Registrant)

May 10, 2010	By:	/s/ Rodger B. Holley
Rodger B. Holley
Chairman, CEO & President

May 10, 2010	By:	/s/ William L. Lusk, Jr.
William L. Lusk, Jr.
Secretary, Chief Financial Officer & Executive Vice President