Form 10-Q
period 2010-06-30
FIRST SECURITY GROUP INC/TN
filed 2010-08-09
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value:

16,418,327 shares outstanding and issued as of August 9, 2010

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands)	June 30, 2010 (unaudited)	December 31, 2009	June 30, 2009 (unaudited)

ASSETS
Cash and Due from Banks	$8,960	$23,220	$20,908
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—

Cash and Cash Equivalents	8,960	23,220	20,908

Interest Bearing Deposits in Banks	232,720	152,616	12,354

Securities Available-for-Sale	153,031	143,045	137,494

Loans Held for Sale	2,713	1,225	3,806
Loans	848,639	950,793	964,687

Total Loans	851,352	952,018	968,493
Less: Allowance for Loan and Lease Losses	26,830	26,492	19,275

	824,522	925,526	949,218

Premises and Equipment, net	32,274	33,157	33,948

Goodwill	—	—	27,156

Intangible Assets	1,685	1,918	2,139

Other Assets	80,313	74,352	55,176

TOTAL ASSETS	$1,333,505	$1,353,834	$1,238,393

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2010 (unaudited)	December 31, 2009	June 30, 2009 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$152,284	$151,174	$153,345
Interest Bearing Demand	67,122	62,429	63,720
Savings and Money Market Accounts	172,588	177,543	157,560
Certificates of Deposit less than $100 thousand	232,646	244,312	246,652
Certificates of Deposit of $100 thousand or more	189,066	207,465	204,133
Brokered Deposits	352,545	339,750	207,636

Total Deposits	1,166,251	1,182,673	1,033,046
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	19,347	17,911	20,538
Security Deposits	961	1,376	1,558
Other Borrowings	85	94	102
Other Liabilities	9,745	10,181	10,686

Total Liabilities	1,196,389	1,212,235	1,065,930

STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of June 30, 2010, December 31, 2009 and June 30, 2009	31,525	31,339	31,158
Common Stock - $.01 par value - 50,000,000 shares authorized as of June 30, 2010, December 31, 2009 and June 30, 2009; 16,418,327 issued as of June 30, 2010, December 31, 2009 and June 30, 2009	114	114	114
Paid-In Surplus	111,623	111,964	111,933
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(5,518)	(6,193)	(6,602)
(Accumulated Deficit) Retained Earnings	(8,144)	(3,823)	28,262
Accumulated Other Comprehensive Income	5,510	6,192	5,592

Total Stockholders’ Equity	137,116	141,599	172,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,333,505	$1,353,834	$1,238,393

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Income Statements

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$12,731	$14,524	$26,181	$29,397
Debt Securities – taxable	994	1,154	2,084	2,338
Debt Securities – non-taxable	349	400	727	804
Other	216	21	339	35

Total Interest Income	14,290	16,099	29,331	32,574

INTEREST EXPENSE
Interest Bearing Demand Deposits	50	50	95	101
Savings Deposits and Money Market Accounts	356	399	764	871
Certificates of Deposit of less than $100 thousand	1,248	1,900	2,591	3,949
Certificates of Deposit of $100 thousand or more	1,097	1,644	2,291	3,404
Brokered Deposits	2,456	1,488	4,710	3,253
Other	122	118	244	259

Total Interest Expense	5,329	5,599	10,695	11,837

NET INTEREST INCOME	8,961	10,500	18,636	20,737
Provision for Loan and Lease Losses	3,544	6,196	7,919	11,189

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	5,417	4,304	10,717	9,548

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,048	1,170	2,048	2,317
Gain on Sales of Available-for-Sale Securities	—	—	57	—
Other	1,510	1,474	2,757	2,778

Total Noninterest Income	2,558	2,644	4,862	5,095

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,703	5,043	9,651	10,400
Expense on Premises and Fixed Assets, net of rental income	1,373	1,512	2,756	3,032
Other	5,907	3,337	9,448	5,920

Total Noninterest Expenses	11,983	9,892	21,855	19,352

LOSS BEFORE INCOME TAX BENEFIT	(4,008)	(2,944)	(6,276)	(4,709)
Income Tax Benefit	(1,812)	(1,536)	(2,966)	(2,449)

NET LOSS	(2,196)	(1,408)	(3,310)	(2,260)
Preferred Stock Dividends	412	413	825	784
Accretion on Preferred Stock Discount	94	87	186	164

NET LOSS TO COMMON STOCKHOLDERS	$(2,702)	$(1,908)	$(4,321)	$(3,208)

NET LOSS PER SHARE:
Net Loss Per Share - Basic	$(0.17)	$(0.12)	$(0.28)	$(0.21)
Net Loss Per Share - Diluted	$(0.17)	$(0.12)	$(0.28)	$(0.21)
Dividends Declared Per Common Share	$—	$0.01	$—	$0.06

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance – December 31, 2009	$31,339	16,418	$114	$111,964	$2,006	$(3,823)	$6,192	$(6,193)	$141,599
Comprehensive Income:
Net Loss (unaudited)						(3,310)			(3,310)
Change Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments (unaudited)							39		39
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(721)		(721)

Total Comprehensive Loss									(3,992)

Accretion of Discount Associated with Preferred Stock (unaudited)	186					(186)			—
Preferred Stock Dividend (unaudited)						(825)			(825)
Stock-based Compensation, net of forfeitures (unaudited)				49					49
ESOP Allocation (unaudited)				(390)				675	285

Balance – June 30, 2010 (unaudited)	$31,525	16,418	$114	$111,623	$2,006	$(8,144)	$5,510	$(5,518)	$137,116

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,310)	$(2,260)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities -
Provision for Loan and Lease Losses	7,919	11,189
Amortization, net	416	324
Stock-Based Compensation	49	200
ESOP Compensation	285	321
Depreciation	929	1,065
Gain on Sale of Premises and Equipment	(8)	(3)
Loss (Gain) on Sale of Other Real Estate and Repossessions, net	511	(72)
Write-down of Other Real Estate and Repossessions	1,343	387
Gain on Sale of Available-for-Sale Securities	(57)	—
Accretion of Fair Value Adjustment, net	(25)	(99)
Accretion of Cash Flow Swaps	—	(528)
Accretion of Terminated Cash Flow Swaps	(1,042)	(722)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(1,488)	2,197
Interest Receivable	484	287
Other Assets	(6,035)	(1,072)
Interest Payable	(128)	(847)
Other Liabilities	(1,158)	256

Net Cash (Used in) Provided by Operating Activities	(1,315)	10,623

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(80,104)	(11,436)
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	30,329	12,891
Sales	14,762	—
Purchases	(55,143)	(10,781)
Loan Originations and Principal Collections, net	85,871	21,984
Proceeds for Interim Settlements of Cash Flow Swaps, net	—	938
Proceeds for Termination of Cash Flow Swaps	—	5,778
Proceeds from Sale of Premises and Equipment	8	13
Proceeds from Sales of Other Real Estate and Repossessions	7,001	3,969
Additions to Premises and Equipment	(46)	(1,246)
Capital Improvements to Repossessions and Other Real Estate	(628)	(114)

Net Cash Provided by Investing Activities	2,050	21,996

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(16,422)	(43,242)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	1,436	(19,498)
Net Decrease of Other Borrowings	(9)	(2,675)
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	—	33,000
Repurchase and Retirement of Common Stock	—	—
Repurchase of Common Stock for 401(k) and ESOP Plan	—	(1,023)
Dividends Paid on Preferred Stock	—	(578)
Dividends Paid on Common Stock	—	(917)

Net Cash Used in Financing Activities	(14,995)	(34,933)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,260)	(2,314)
CASH AND CASH EQUIVALENTS - beginning of period	23,220	23,222

CASH AND CASH EQUIVALENTS - end of period	$8,960	$20,908

(See Accompanying Notes to Consolidated Financial Statements)

	Six Months Ended June 30,
(in thousands)	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to Foreclosed Properties and Repossessions	$11,604	$11,784
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$10,823	$12,684
Income Taxes Paid	$46	$539

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

The consolidated financial statements include the accounts of First Security Group, Inc. and its subsidiary bank, which is wholly-owned. All significant intercompany balances and transactions have been eliminated.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive loss for the three and six month periods ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(2,196)	$(1,408)	$(3,310)	$(2,260)

Other comprehensive income loss
Available-for-sale securities
Unrealized net (loss) gain on securities arising during the period	(70)	(683)	117	358
Tax benefit (expense) related to unrealized net (loss) gain	24	232	(40)	(122)
Reclassification adjustments for realized gain included in net income	—	—	(57)	—
Tax expense related to gain realized in net income	—	—	19	—

Unrealized (loss) gain on securities, net of tax	(46)	(451)	39	236

Derivative cash flow hedges
Unrealized gain (loss) on derivatives arising during the period	15	33	(51)	312
Tax (expense) benefit related to unrealized (loss) gain	(5)	(10)	18	(106)
Reclassification adjustments for realized gain included in net income	(614)	(455)	(1,042)	(1,152)
Tax expense related to gain realized in net income	209	155	354	392

Unrealized loss on derivatives, net of tax	(395)	(277)	(721)	(554)

Other comprehensive loss, net of tax	(441)	(728)	(682)	(318)

Comprehensive loss, net of tax	$(2,637)	$(2,136)	$(3,992)	$(2,578)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 3 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net loss available to common stockholders	$(2,702)	$(1,908)	$(4,321)	$(3,208)

Denominator:
Weighted average common shares outstanding	15,715	15,503	15,682	15,537
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock grants	—	—	—	—

Weighted average diluted shares outstanding	15,715	15,503	15,682	15,537

Net loss per share:
Basic	$(0.17)	$(0.12)	$(0.28)	$(0.21)

Diluted	$(0.17)	$(0.12)	$(0.28)	$(0.21)

For the three and six months ended June 30, 2010, the weighted average stock options, stock warrants and restricted stock awards that were anti-dilutive totaled 1,963 thousand and 2,017 thousand, respectively, compared to 1,321 thousand and 1,287 thousand for the same periods in 2009. Anti-dilutive options expire between 2010 and 2020. Anti-dilutive options and awards are not included in the computation of diluted earnings per share under the treasury stock method.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4 – SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
June 30, 2010
Debt securities—
Federal agencies	$29,316	$216	$—	$29,532
Mortgage-backed	83,173	3,075	162	86,086
Municipals	36,218	1,193	75	37,336
Other	126	—	49	77

Total	$148,833	$4,484	$286	$153,031

Securities available-for-sale
December 31, 2009
Debt securities—
Federal agencies	$17,226	$144	$16	$17,354
Mortgage-backed	80,338	3,225	477	83,086
Municipals	41,216	1,373	66	42,523
Other	126	—	44	82

Total	$138,906	$4,742	$603	$143,045

Securities available-for-sale
June 30, 2009
Debt securities—
Federal agencies	$12,835	$115	$34	$12,916
Mortgage-backed	80,190	2,394	813	81,771
Municipals	42,233	709	232	42,710
Other	125	—	28	97

Total	$135,383	$3,218	$1,107	$137,494

Proceeds from sales of securities available-for-sale totaled $14,762 thousand for the six months ended June 30, 2010. Gross realized gains from sales of securities were $368 thousand for the six months ended June 30, 2010. Gross losses were $311 thousand for the six months ended June 30, 2010. There were no sales of securities during the six months ended June 30, 2009.

At June 30, 2010, December 31, 2009 and June 30, 2009, federal agencies, municipals and mortgage-backed securities with a carrying value of $29,484 thousand, $12,600 thousand and $17,547 thousand, respectively, were pledged to secure public deposits. At June 30, 2010, December 31, 2009 and June 30, 2009, the carrying amount of securities pledged to secure repurchase agreements was $22,491 thousand, $26,472 thousand and $34,915 thousand, respectively. At June 30, 2010, securities of $5,893 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Maturity of Securities

The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2010.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$2,396	$2,429
Over 1 year through 5 years	33,712	34,446
5 years to 10 years	24,971	25,526
Over 10 years	4,581	4,544

	65,660	66,945
Mortgage-backed securities	83,173	86,086

Total	$148,833	$153,031

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010, December 31, 2009 and June 30, 2009.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2010
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	2,905	162	—	—	2,905	162
Municipals	1,675	41	618	34	2,293	75
Other	—	—	77	49	77	49

Totals	$4,580	$203	$695	$83	$5,275	$286

December 31, 2009
Federal agencies	$1,982	$16	$—	$—	$1,982	$16
Mortgage-backed	2,375	6	3,086	471	5,461	477
Municipals	1,404	31	617	35	2,021	66
Other	—	—	82	44	82	44

Totals	$5,761	$53	$3,785	$550	$9,546	$603

June 30, 2009
Federal agencies	$3,301	$34	$—	$—	$3,301	$34
Mortgage-backed	6,896	109	4,777	704	11,673	813
Municipals	6,704	96	2,055	136	8,759	232
Other	97	28	—	—	97	28

Totals	$16,998	$267	$6,832	$840	$23,830	$1,107

As of June 30, 2010, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses,

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of June 30, 2010, gross unrealized losses in the Company’s portfolio totaled $286 thousand, compared to $603 thousand as of December 31, 2009. The unrealized losses in mortgage-backed and municipal securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of the Company’s impairment assessment, the unrealized losses at June 30, 2010 are considered temporary.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents loans by type.

	June 30, 2010	December 31, 2009	June 30, 2009
	(in thousands)
Loans secured by real estate-
Residential 1-4 family	$273,030	$281,354	$288,836
Commercial	247,009	259,819	225,790
Construction	113,877	153,144	183,623
Multi-family and farmland	40,550	37,960	33,847

	674,466	732,277	732,096
Commercial loans	117,279	146,016	150,472
Consumer installment loans	42,262	48,927	54,261
Leases, net of unearned income	13,006	19,730	26,784
Other	4,339	5,068	4,880

Total loans	851,352	952,018	968,493
Allowance for loan and lease losses	(26,830)	(26,492)	(19,275)

Net loans	$824,522	$925,526	$949,218

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents an analysis of the allowance for loan and lease losses. The provision expense for loan and lease losses in the table does not include the Company’s provision accrual for unfunded commitments of $11 thousand and $11 thousand for the six months ended June 30, 2010 and 2009, respectively. The reserve for unfunded commitments as of June 30, 2010 and 2009 was $217 thousand and $193 thousand, respectively, and is included in other liabilities in the consolidated balance sheets.

	June 30, 2010	June 30, 2009
	(in thousands)
Allowance for loan and lease losses-beginning of period	$26,492	$17,385
Provision expense for loan and lease losses	7,908	11,178
Loans charged-off	(7,956)	(9,436)
Loan loss recoveries	386	148

Allowance for loan and lease losses-end of period	$26,830	$19,275

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were, $46,745 thousand, $40,118 thousand and $10,085 thousand at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Loans past due 90 days or more and still accruing interest were $342 thousand, $4,524 thousand and $3,373 thousand at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

NOTE 6 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2010, December 31, 2009, and June 30, 2009 was $14,124 thousand, $16,077 thousand, and $19,236 thousand, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral, if any, the Company obtains on an extension of credit is based on its credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock and ESOP Activity

On January 27, 2010 and April 28, 2010, the Company’s Board of Directors elected to suspend the dividend on the Company’s common stock and elected to defer payment on the Series A Preferred Stock (Preferred Stock) for the first and second quarters of 2010. If the Company misses six quarterly Preferred Stock dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s Board of Directors until all accrued but unpaid dividends have been paid. The Company may not pay dividends on common stock unless all dividends have been paid on the Preferred Stock.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 30, 2010 and March 31, 2010, the Company released 70,701 and 65,655 shares, respectively, from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 6% of the employee’s compensation for the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense (in thousands)
Shares as of December 31, 2009	768,787	—	431,889
Shares allocated during 2010	(136,356)	—	136,356	$285

Shares as of June 30, 2010	632,431	—	568,245

Preferred Stock

On January 27, 2010 and April 28, 2010, the Company’s Board of Directors elected to defer payment on the February 15, 2010 and May 15, 2010 dividends on the Preferred Stock. Dividends for the Series A Preferred Stock are cumulative. The Company recognized $412 thousand and $825 thousand for the three and six months ended June 30, 2010. As of June 30, 2010, the unpaid, accrued dividend is $1,031 thousand. For the three and six months ended June 30, 2010, the Company recognized $94 thousand and $186 thousand, respectively, in Preferred Stock discount accretion.

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

For the three and six months ended June 30, 2010, the Company recognized an income tax benefit of $1,812 thousand and $2,966 thousand, respectively, compared to $1,536 thousand and $2,449 thousand for the same periods in 2009, respectively. The following reconciles the income tax benefit to statutory rates:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Federal taxes at statutory tax rate	$(1,363)	$(1,001)	$(2,134)	$(1,601)
Tax exempt earnings on loans and securities	(121)	(138)	(250)	(277)
Tax exempt earnings on bank owned life insurance	(86)	(86)	(171)	(171)
Low-income housing tax credits	(103)	—	(207)	—
Other, net	46	(119)	96	(81)
State tax provision, net of federal effect	(185)	(192)	(300)	(319)

Income tax benefit	$(1,812)	$(1,536)	$(2,966)	$(2,449)

The income tax benefit recognized during 2010 primarily relates to increases in deferred tax assets including the increase associated with the net operating loss for the period. The income tax benefit during 2009 primarily relates to the increase in deferred tax assets including the increase associated with the temporary difference in the allowance for loan and lease losses as well as the net operating loss for the period. Based on the Company’s historical pattern of taxable income, the Company expects to produce sufficient income in the future to realize its deferred tax assets. A valuation allowance is established for any portion of a deferred tax asset that the Company believes is more likely than not that the Company will not be able to realize the benefits. As of June 30, 2010, the Company has no valuation allowances associated with deferred tax assets.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company evaluated its material tax positions as of June 30, 2010. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements. The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2010	$1,146
Increases related to prior year tax positions	—
Increases related to current year tax positions	100
Lapse of statute	—

Balance at June 30, 2010	$1,246

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.

	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$153,031	$—	$152,781	$250
Loans held for sale	2,713	—	2,713	—

Financial liabilities
Forward loan sales contracts	11	—	11	—

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of June 30, 2010.

	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Financial assets
Securities available-for-sale	$250	$—	$—	$—	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

At June 30, 2010, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), repossessions, and collateral-dependent impaired loans. Such measurements were determined utilizing Level 2 and Level 3 inputs.

Upon initial recognition, OREO and repossessions are measured at fair value, which becomes the cost basis. The cost basis is subsequently re-measured at fair value when events or circumstances occur that indicate the initial fair value has declined. Collateral-dependent impaired loans are measured at fair value based on the appraised value of the collateral. A loan is collateral-dependent when repayment of the loan is expected solely by the underlying collateral and there are no other available and reliable sources of repayment. If the recorded investment in the impaired loan exceeds the measure of fair value, the shortfall is recognized as a charge-off. The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis, for which impairment was recognized for during the six months ended June 30, 2010.

	Carrying Value as of June 30, 2010	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2010
	(in thousands)
Other real estate owned	$11,333	$—	$11,333	$—	$(4,112)
Repossessions	118	—	118	—	(189)
Collateral-dependent loans	4,000	—	4,000	—	(113)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the estimated fair values of the Company’s financial instruments.

	June 30, 2010		December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$8,960	$8,960	$23,220	$23,220	$20,908	$20,908
Interest bearing deposits in banks	$232,720	$232,720	$152,616	$152,616	$12,354	$12,354
Securities available-for-sale	$153,031	$153,031	$143,045	$143,045	$137,494	$137,494
Loans held for sale	$2,713	$2,713	$1,225	$1,225	$3,806	$3,806
Loans	$848,639	$862,760	$950,793	$959,689	$964,687	$971,571
Allowance for loan and lease losses	$(26,830)	$(26,830)	$(26,492)	$(26,492)	$(19,275)	$(19,275)

Financial liabilities
Deposits	$1,166,251	$1,175,546	$1,182,673	$1,187,263	$1,033,046	$1,040,345
Federal funds purchased and securities sold under agreements to repurchase	$19,347	$19,347	$17,911	$17,911	$20,538	$20,538
Other borrowings	$85	$85	$94	$94	$102	$102

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

As of June 30, 2010 and 2009, there was $2,713 thousand and $3,806 thousand in loans held for sale recorded at fair value, respectively. For the three and six months ended June 30, 2010, approximately $236 thousand and $385 thousand in loan origination and related fee income was recognized in noninterest income, respectively, and an insignificant amount of origination and related fee expense, respectively, was recognized in noninterest expense utilizing the fair value option.

For the six months ended June 30, 2010, the Company recognized a loss of $58 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and provided $69 thousand of income.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$2,713	$2,702	$11

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of June 30, 2010, the Company has not entered into a transaction in a dealer capacity.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk is equal to the fair value gain of the derivative. The credit exposure for swaps is the replacement cost of contracts that have become favorable. Credit risk is minimized by entering into transactions with high quality counterparties that are initially approved by the Board of Directors and reviewed periodically by the Asset/Liability Committee. It is the Company’s policy of requiring that all derivatives be governed by an International Swap and Derivatives Associations Master Agreement (ISDA). Bilateral collateral agreements may also be required.

On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2,010 thousand and $5,778 thousand, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. The Company recognized a total of $1,042 thousand for the six months ended June 30, 2010.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2010[1]	2011	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$159	$219	$62	$440
Accretion of gain from 2009 terminated swaps	$821	$1,628	$1,272	$3,721

[1]	Represents the gain accretion for July 1, 2010 to December 31, 2010. Excludes the amounts recognized in the first six months of 2010.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the cash flow hedges as of June 30, 2010.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)

Asset hedges
Cash flow hedges:
Forward contracts	$2,713	$5	$16	$(7)	Various

	$2,713	$5	$16	$(7)

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	$—	$—	$71	June 28, 2011
Interest rate swap	20,000	—	—	54	June 28, 2011
Interest rate swap	35,000	—	—	166	June 28, 2012
Interest rate swap	25,000	—	—	1,228	October 15, 2012
Interest rate swap	25,000	—	—	1,228	October 15, 2012

	$130,000	$—	$—	$2,747

[1]

The $2.7 million of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2010, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of June 30, 2010.

		Consolidated Balance Sheet Presentation					Consolidated Income Statement Presentation
		Assets			Liabilities		Gains
	Notional	Classification	Amount		Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$2,713	Other assets	$	N/A	Other liabilities	$11	Noninterest income – other	$69

Hedged Items:
Loans held for sale	N/A	Loans held for sale		$2,713	N/A	N/A	Noninterest income – other	N/A

For the three and six months ended June 30, 2010, no significant amounts were recognized for hedge ineffectiveness.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Effective December 31, 2009, the Company adopted the provisions of FASB Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) to the FASB Accounting Standards Codification (ASC or Codification). ASU 2009-05 updates ASC 820 to clarify that a quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement for that liability when no adjustment to the quoted price is required. ASU 2009-05 further amends ASC 820 to provide that if a quoted price for an identical liability does not exist in an active market, the fair value of the liability should be measured using an approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Under the updated provisions of ASC 820, for such liabilities fair value will be measured using either a valuation technique that uses the quoted price of the identical liability when traded as an asset, a valuation technique that uses the quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of ASC 820. The adoption had no significant impact on the Company’s consolidated financial statements.

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

Effective June 30, 2009, the Company adopted the FASB ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Effective upon its issuance in February 2010, the Company adopted the provisions of ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amends ASC 855 to clarify that an entity must disclose the date through which subsequent events have been evaluated in both originally issued and restated financial statements unless the entity has a regular requirement to review subsequent events up through the filing or furnishing of financial statements with the Securities and Exchange Commission. Upon adoption of the provisions of ASU 2010-09, the Company revised its disclosures accordingly.

Effective June 30, 2009, the Company adopted ASC 825-10, “Financial Instruments.” This update requires disclosures about the fair value of financial instruments in interim financial statements. The guidance requires that disclosures be included in both interim and annual financial statements of the

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 13 – REGULATORY ACTION

On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (Order), FSGBank, N.A. (Bank), the Company’s wholly-owned subsidiary, consented and agreed to the issuance of a Consent Order by the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator.

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

Within 120 days of the effective date of the Order, the Bank is required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of June 30, 2010, the Bank’s total capital to risk-weighted assets was in compliance with the Order with a ratio of 14.29 percent. The Bank’s Tier 1 capital to adjusted total assets was out of compliance with the Order with a ratio of 8.78 percent.

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

NOTE 14 – SUBSEQUENT EVENTS

On July 21, 2010, the Board of Directors of the Company increased the size of the Board to six and elected Ralph E. Mathews, Jr. to the Board of the Company. Mr. Mathews was elected to the Board of FSGBank on June 23, 2010.

On July 22, 2010, the Company filed with the State of Tennessee, Articles of Amendment to the Charter of Incorporation to increase the number of authorized shares of common stock from 50 million to 150 million, in accordance with shareholder approval obtained on June 30, 2010.

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

SECOND QUARTER 2010 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three and six month periods ended June 30, 2010 and 2009. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Company Overview

First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.3 billion in assets as of June 30, 2010. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. has 38 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 333 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and internet banking (www.FSGBank.com) services.

Recent Regulatory Events

Effective April 28, 2010, FSGBank reached an agreement with its primary regulatory, the Office of the Controller of the Currency (OCC), regarding the issuance of a Consent Order (Order). The Order is a result of the OCC’s regular examination of the Bank in the fall of 2009 and directs the Bank to take actions intended to strengthen its overall condition. All customer deposits remain fully insured by the FDIC to the maximum extent allowed by law; the Order does not impact this coverage in any manner. On April 29, 2010, First Security filed a current report on Form 8-K describing the Order and the related actions taken by the Bank to date. The Form 8-K also provides a copy of the fully executed Order.

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

Strategic Initiatives

During 2009 and 2010, we initiated a set of strategic initiatives to position us appropriately for both short-term stability and long-term success. The following are the primary initiatives with associated target dates for implementation:

Strategic Initiative	Current and/or Potential Impact	Actual/Expected Implementation
Capital
• CPP participation	Received $33 million in Preferred Stock capital	1st quarter 2009
• Capital stress test	Outsourced a SCAP capital stress test to assist in capital planning	4th quarter 2009

Liquidity
• Liquidity enhancement	Increased longer term brokered deposits and excess cash to fund future contractual obligations and prudent investments	1st quarter 2010

Asset Quality
• Loan review department expansion	Added resources to increase frequency and coverage of the review of our portfolio	4th quarter 2009
• Extensive loan review	Outsourced an extensive loan review prior to year-end 2009	4th quarter 2009

Credit Administration
• Lines of business	Credit functions aligned by retail and commercial lines of business with dedicated credit officers and staff supporting each portfolio	4th quarter 2009
• Loan underwriting centralization	Ensures consistency in underwriting, pricing, loan structure and policy compliance	2nd quarter 2010
• Collections centralization	Dedicated collections department created to focus on collection of past due loans and recovery of prior charge-offs	2nd quarter 2010
• Loan document preparation centralization	Operational efficiencies and reduction of loan policy exceptions	2nd quarter 2010
• Loan policy	Amended existing loan policy to provide the framework and guidelines for current and future loans	2nd quarter 2010

Management
• Chief risk officer	Elevated risk manager to executive level with expanded responsibilities	1st quarter 2010
• Chief credit officer	Hired experienced credit officer to oversee credit administration	2nd quarter 2010
• Retail banking president	Created new executive level position that will be responsible for customer and small-business loan relationships and associated lenders	3rd quarter 2010
• Commercial banking president	Created new executive level position that will be responsible for commercial loan relationships and associated commercial lenders	3rd quarter 2010

The above initiatives are discussed in additional detail throughout MD&A.

Overview

Market Conditions

Most indicators point toward the overall U.S. economy transitioning to a gradual recovery period over the balance of 2010. Some economists have indicated that the future recovery may bring with it few new jobs. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.

Announced in 2008, the $1 billion Volkswagen automotive production facility is currently under construction and hiring has commenced. The Volkswagen plant will bring about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 12,000 indirect jobs to the region. We believe the positive economic impact on Chattanooga and the surrounding region from Volkswagen and other recently announced large economic investments will be significant, and it may stabilize and possibly increase real estate values and enhance economic activity within our market area.

While the economic recession has resulted in higher unemployment across the country, our market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 8.7% and 7.9%, respectively (as of May 2010, the most recent available data), than the Tennessee rate of 9.8%. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint. The unemployment rate in the Dalton MSA is 11.5% (as of May 2010) compared to the Georgia rate of 9.8%. For the Chattanooga and Knoxville MSAs, the number of unemployed workers is decreasing and, as of May 2010, has declined by 14.5% in Chattanooga and 16.3% in Knoxville since the peak in June 2009. We believe these positive employment trends will continue throughout 2010.

Our market area has also benefited from a relatively stable housing market. According to the National Association of REALTORS, the median sales prices of existing single-family homes declined 5.0% and 5.2% for the Chattanooga and Knoxville MSAs, respectively, from 2008 to 2009 compared to 12.5% decline for the nation and a 8.5% decline for the census region identified as the South. While residential real estate values may continue to decline, we are hopeful that housing prices will begin to stabilize.

Financial Results

As of June 30, 2010, we had total consolidated assets of $1.3 billion, total loans of $851.4 million, total deposits of $1.2 billion and stockholders’ equity of $137.1 million. For the three and six months ended June 30, 2010, our net loss available to common shareholders was $2.7 million and $4.3 million, respectively, resulting in basic and diluted net loss of $0.17 per share for the quarter and $0.28 per share for the year-to-date period.

As of June 30, 2009, we had total consolidated assets of $1.2 billion, total loans of $968.5 million, total deposits of $1.0 billion and stockholders’ equity of $172.5 million. For the three and six months ended June 30, 2009, our net loss available to common shareholders was $1.9 million and $3.2 million, respectively, resulting in basic and diluted net loss of $0.12 per share for the quarter and $0.21 per share for the year-to-date period.

For the three and six month periods ended June 30, 2010, net interest income decreased by $1.5 million and $2.1 million, respectively, and noninterest income decreased by $86 thousand and $233 thousand, respectively, compared to the same periods in 2009. For the three and six months ended June 30, 2010, noninterest expense increased by $2.1 million and $2.5 million, respectively, compared to the same periods in 2009. The decline in net interest income is primarily attributable to the shift in earning assets from loans to noninterest cash partially offset by reductions in rates on interest bearing liabilities. Noninterest income decreased primarily due to lower deposit fees while noninterest expense increased primarily due to higher expenses associated with nonperforming assets, including write-downs, losses and holding costs. These increases were partially offset by reductions in salary and benefit expense. Full-time equivalent employees were 333 at June 30, 2010, compared to 353 at June 30, 2009.

The provision for loan and lease losses decreased $2.7 million and $3.3 million for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009.

Our efficiency ratio increased in the second quarter of 2010 to 104.0% compared to 75.3% in the same period of 2009 primarily due to reductions in net interest income and noninterest income and increases to noninterest expense. We anticipate our efficiency ratio to begin to improve during the second half of 2010 as we focus on enhancing revenue while reducing certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio in the second half of 2010 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.

Net interest margin in the first quarter of 2010 was 2.93%, or 84 basis points lower than the prior year period of 3.77%. We believe that our net interest margin will stabilize and possibly improve in the second half of 2010. The projected stabilization of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board.

During the second quarter, our Board of Directors again elected to defer payment on the Series A Preferred Stock (Preferred Stock). To date, the Company has deferred two consecutive Preferred Stock dividend payments. First Security may not pay dividends on common stock unless all dividends have been paid on the Preferred Stock.

RESULTS OF OPERATIONS

We reported a net loss to common stockholders for the three and six month periods ended June 30, 2010 of $2.7 million and $4.3 million compared to a net loss for the same periods in 2009 of $1.9 million and $3.2 million, respectively. In the second quarter of 2010, basic and diluted net loss per share was $0.17 on approximately 15.7 million weighted average shares outstanding. On a year-to-date basis, basic and diluted net loss per share was $0.28 on approximately 15.7 million weighted average shares outstanding.

Net income on a quarterly and year-to-date basis in 2010 was below the comparable amounts in 2009 as a result of the contraction in the net interest margin and higher expenses associated with nonperforming assets. As of June 30, 2010, we had 38 banking offices, including the headquarters, and 333 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2010 compared to the same periods in 2009.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended June 30,	Change from Prior Year		For the Six Months Ended June 30,	Change from Prior Year
	2010	Amount	Percentage	2010	Amount	Percentage
	(in thousands, except percentages)
Interest income	$14,290	$(1,809)	-11.2%	$29,331	$(3,243)	-10.0%
Interest expense	5,329	(270)	-4.8%	10,695	(1,142)	-9.6%

Net interest income	8,961	(1,539)	-14.7%	18,636	(2,101)	-10.1%
Provision for loan and lease losses	3,544	(2,652)	-42.8%	7,919	(3,270)	-29.2%

Net interest income after provision for loan and lease losses	5,417	1,113	25.9%	10,717	1,169	12.2%
Noninterest income	2,558	(86)	-3.3%	4,862	(233)	-4.6%
Noninterest expense	11,983	2,091	21.1%	21,855	2,503	12.9%

Net loss before income taxes	(4,008)	(1,064)	-36.1%	(6,276)	(1,567)	-33.3%
Income tax benefit	(1,812)	(276)	18.0%	(2,966)	(517)	21.1%

Net loss	(2,196)	(788)	-56.0%	(3,310)	(1,050)	-46.5%
Preferred stock dividends and discount accretion	506	6	1.2%	1,011	63	6.6%

Net loss available to common stockholders	$(2,702)	$(794)	-41.2%	$(4,321)	$(1,113)	-34.0%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended June 30, 2010, net interest income decreased by $1.5 million, or 14.7%, to $9.0 million compared to $10.5 million for the same period in 2009. For the six months ended June 30, 2010, net interest income decreased by $2.1 million, or 10.1%, to $18.6 million for the period ended June 30, 2010, compared to $20.7 million for the same period in 2009.

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

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2010 and 2009.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$873,418	$12,734	5.85%	$984,210	$14,527	5.92%
Debt securities – taxable	109,078	1,007	3.70%	97,282	1,169	4.82%
Debt securities – non-taxable (2)	38,193	533	5.60%	43,227	611	5.67%
Other earning assets	231,707	216	0.37%	17,619	21	0.48%

Total earning assets	1,252,396	14,490	4.64%	1,142,338	16,328	5.73%

Allowance for loan and lease losses	(26,339)			(19,388)
Intangible assets	1,748			29,365
Cash & due from banks	7,726			18,873
Premises & equipment	32,541			33,972
Other assets	80,581			53,203

TOTAL ASSETS	$1,348,653			$1,258,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$68,743	50	0.29%	$63,118	50	0.32%
Money market accounts	133,524	330	0.99%	124,750	373	1.20%
Savings deposits	39,179	26	0.27%	36,054	26	0.29%
Time deposits of less than $100 thousand	235,766	1,248	2.12%	245,233	1,900	3.11%
Time deposits of $100 thousand or more	194,408	1,097	2.26%	201,923	1,644	3.27%
Brokered CDs and CDARS®	352,915	2,456	2.79%	150,371	1,327	3.54%
Brokered money markets and NOWs	—	—	—%	77,498	161	0.83%
Federal funds purchased	—	—	—%	9	—	1.00%
Repurchase agreements	18,992	120	2.53%	21,999	116	2.11%
Other borrowings	87	2	7.66%	367	2	2.19%

Total interest bearing liabilities	1,043,614	5,329	2.05%	921,322	5,599	2.44%

Net interest spread		$9,161	2.59%		$10,729	3.29%

Noninterest bearing demand deposits	156,542			148,918
Accrued expenses and other liabilities	9,152			12,555
Stockholders’ equity	133,648			169,125
Accumulated other comprehensive income	5,697			6,443

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,348,653			$1,258,363

Impact of noninterest bearing sources and other changes in balance sheet composition			0.34%			0.48%

Net interest margin			2.93%			3.77%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $200 thousand and $229 thousand for the three months ended June 30, 2010 and 2009, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO 2009

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(1,635)	$(158)	$(1,793)
Debt securities – taxable	142	(304)	(162)
Debt securities – non-taxable	(71)	(7)	(78)
Other earning assets	255	(60)	195

Total earning assets	(1,309)	(529)	(1,838)

Interest bearing liabilities:
Interest bearing demand deposits	4	(4)	—
Money market accounts	26	(69)	(43)
Savings deposits	2	(2)	—
Time deposits of less than $100 thousand	(73)	(579)	(652)
Time deposits of $100 thousand or more	(61)	(486)	(547)
Brokered CDs and CDARS®	1,787	(658)	1,129
Brokered money markets and NOWs	(161)	—	(161)
Federal funds purchased	—	—	—
Repurchase agreements	(16)	20	4
Other borrowings	(2)	2	—

Total interest bearing liabilities	1,506	(1,776)	(270)

Increase (decrease) in net interest income	$(2,815)	$1,247	$(1,568)

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended June 30, 2010 and 2009.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$902,332	$26,186	5.85%	$992,039	$29,404	5.98%
Debt securities – taxable	107,230	2,111	3.97%	95,977	2,368	4.98%
Debt securities – non-taxable (2)	39,732	1,111	5.64%	43,576	1,228	5.68%
Other earning assets	210,218	339	0.33%	23,569	35	0.30%

Total earning assets	1,259,512	29,747	4.76%	1,155,161	33,035	5.77%

Allowance for loan and lease losses	(26,556)			(18,792)
Intangible assets	1,805			29,431
Cash & due from banks	8,320			17,625
Premises & equipment	32,771			33,876
Other assets	79,539			54,988

TOTAL ASSETS	$1,355,391			$1,272,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$65,855	95	0.29%	$62,383	101	0.33%
Money market accounts	135,881	713	1.06%	125,025	821	1.32%
Savings deposits	38,193	51	0.27%	35,242	50	0.29%
Time deposits of less than $100 thousand	239,837	2,591	2.18%	244,921	3,949	3.25%
Time deposits of $100 thousand or more	200,386	2,291	2.31%	201,428	3,404	3.41%
Brokered CDs and CDARS®	338,363	4,653	2.77%	165,742	2,926	3.56%
Brokered money markets and NOWs	13,231	57	0.87%	78,122	327	0.84%
Federal funds purchased	—	—	—%	629	4	1.28%
Repurchase agreements	19,434	241	2.50%	22,173	243	2.21%
Other borrowings	89	3	6.80%	893	12	2.71%

Total interest bearing liabilities	1,051,269	10,695	2.05%	936,558	11,837	2.55%

Net interest spread		$19,052	2.71%		$21,198	3.22%

Noninterest bearing demand deposits	153,511			148,651
Accrued expenses and other liabilities	9,871			12,881
Stockholders’ equity	134,844			167,605
Accumulated other comprehensive income	5,896			6,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,355,391			$1,272,289

Impact of noninterest bearing sources and other changes in balance sheet composition			0.34%			0.48%

Net interest margin			3.05%			3.70%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $416 thousand and $461 thousand for the six months ended June 30, 2010 and 2009, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO 2009

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(2,732)	$(486)	$(3,218)
Debt securities – taxable	270	(527)	(257)
Debt securities – non-taxable	(111)	(6)	(117)
Other earning assets	276	28	304

Total earning assets	(2,297)	(991)	(3,288)

Interest bearing liabilities:
Interest bearing demand deposits	5	(11)	(6)
Money market accounts	69	(177)	(108)
Savings deposits	4	(3)	1
Time deposits of less than $100 thousand	(93)	(1,265)	(1,358)
Time deposits of $100 thousand or more	(27)	(1,086)	(1,113)
Brokered CDs and CDARS®	3,031	(1,304)	1,727
Brokered money markets and NOWs	(272)	2	(270)
Federal funds purchased	(4)	—	(4)
Repurchase agreements	(31)	29	(2)
Other borrowings	(11)	2	(9)

Total interest bearing liabilities	2,671	(3,813)	(1,142)

Increase (decrease) in net interest income	$(4,968)	$2,822	$(2,146)

Net Interest Income – Volume and Rate Changes

Interest income for the second quarter of 2010 was $14.3 million, an 11.2% decrease compared to the same period in 2009. Average earning assets increased $110.1 million, or 9.6%, in the second quarter of 2010 compared to the same period in 2009. Average loans declined in the second quarter of 2010 by $110.8 million, offset by a $214.1 million increase in other earning assets and a $6.8 million increase in investment securities. Average loans declined primarily due to reducing certain concentration risks along with the current economic conditions, while other earning assets increased as we maintained over $225 million in an interest bearing account at the Federal Reserve Bank of Atlanta. The yield on this account is approximately 25 basis points. The increase in this account was primarily funded by an increase in brokered deposits, as well as reductions from the loan portfolio. The purpose of the increase in liquid assets was to reduce liquidity risk, which we describe more fully below in the Liquidity section, resulting from deteriorating asset quality and the Consent Order. We anticipate average loans to decline as loan reductions continue to exceed new loan demand. In addition, we anticipate average earning assets to decline as brokered deposits mature and are not replaced.

Interest income for the six months ended June 30, 2010 was $29.3 million, a 10.0% decrease compared to the same period in 2009. Average earning assets increased $104.4 million, or 9.0%, in 2010 compared to 2009. On a year-to-date basis, average other earning assets increased $186.6 million, average investment securities increased $7.4 million while loans decreased $89.7 million. The change in mix of earning assets, particularly from loans to interest bearing cash, reduced interest income by $2.3 million.

The tax equivalent yield on earning assets decreased by 109 basis points and 101 basis points for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. Comparing the second quarter of 2010 to 2009, the yield on loans declined 7 basis points from 5.92% to 5.85%. We anticipate the yield on loans to stabilize or improve in 2010 as we have instituted higher loan pricing floors on new and renewing loans. During the first quarter of 2010, we conducted a bond swap by selling approximately $14.8 million of investment securities with an average tax-equivalent yield of 5.20% and replacing with $14.6 million of bonds with an average tax-equivalent yield of 3.17%. The transactions eliminated the credit risk associated with our private-label CMO securities, as well as certain municipal securities. We anticipate the yield on investment securities for the remaining quarters of 2010 will be consistent with the yield for second quarter 2010 and lower than the comparable 2009 periods. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of June 30, 2010, our loan portfolio is approximately 57% fixed rate, 41% variable rate and 2% adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Total interest expense was $5.3 million in the second quarter of 2010, or 4.8% lower than the same period in 2009. On a year-to-date basis, total interest expense was $10.7 million, or 9.6% lower than the same period in 2009. Average interest bearing liabilities increased by $122.3 million and $114.7 million for the three and six month periods of 2010, respectively, compared to the same periods in 2009. Fully offsetting the additional interest expenses associated with higher volumes was the reductions in the average rates paid on deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates. The growth in interest-bearing liabilities was primarily a result of increases in brokered deposits that improved our contingent funding capacity.

We expect average loans to decline before beginning to stabilize over the remainder of 2010 as the regional economy begins to enter into some measure of recovery. Investment securities will continue to grow as earnings are reinvested into new securities. We expect other earning assets to begin to decline during the remainder of 2010 as brokered deposits mature without being replaced. For the remainder of 2010, we expect average interest bearing liabilities to be comparable to the second quarter 2010 results. Rates paid on deposits for the remainder of the year are expected to be consistent with second quarter results.

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

Our net interest rate spread (on a tax equivalent basis) was 2.59% and 2.71% for the three and six months ended June 30, 2010, respectively, compared to 3.29% and 3.22% for the same periods in 2009, respectively. Our net interest margin (on a tax equivalent basis) was 2.93% and 3.05% for the three and six months ended June 30, 2010, respectively, compared to 3.77% and 3.70% for the same periods in 2009, respectively. The reductions in our net interest spread and margin are the result of the combination of lower loan volumes and higher brokered deposit volumes partially offset by deposit rates reducing faster than assets. During December of 2009 and the first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A portion of these funds was utilized to pay off our variable-rate brokered money market account during the first quarter of 2010. The remaining funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. As of June 30, 2010, our balance at the Federal Reserve Bank was approximately $232 million. The negative spread associated between the interest bearing cash and the brokered deposits will continue to negatively impact our net interest spread and margin. Average interest bearing liabilities as a percentage of average earning assets was 83.3% for the three-month period ended June 30, 2010 compared to 80.7% for the same period in 2009. Noninterest bearing funding sources contributed 34 basis points to the net interest margin during the second quarter of 2010 compared to 48 basis points in the same period in 2009.

In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. For the three and six months ended June 30, 2010, the accretion of the swaps added approximately $523 thousand and $1.0 million, respectively, to interest income compared to $553 thousand and $1.3 million for the same periods in 2009.

We anticipate our net interest margin will stabilize and improve during the remainder of 2010. However, improvement is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three and six month periods ended June 30, 2010 were $3.5 million and $7.9 million, respectively, compared to $6.2 million and $11.2 million, respectively, for the same periods in 2009. Net charge-offs for the three and six months ended June 30, 2010 were $2.8 million and $7.6 million, respectively, compared to net charge-offs of $6.9 million and $9.3 million, respectively, for the same periods in 2009. Annualized net charge-offs as a percentage of average loans were 1.68% for the six months ended June 30, 2010 compared to 1.87% for the same period in 2009. Our peer group’s average annualized net charge-offs (as reported in the March 31, 2010 Uniform Bank Performance Report) were 1.04%.

The decrease in our provision for loan and lease losses for both the three and six month periods of 2010 compared to the same periods in 2009 resulted from our analysis of inherent risks in the loan portfolio in relation to the reduction of our portfolio, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. As of June 30, 2010, management determined our allowance of $26.8 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We will reanalyze the allowance on at least a quarterly basis, and the next review will be at September 30, 2010, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

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

Noninterest Income

Noninterest income totaled $2.6 million for the second quarter of this year, a decrease of $86 thousand, or 3.3%, from the same period in 2009. On a year-to-date basis, noninterest income totaled $4.9 million, a decrease of $233 thousand, or 4.6%, from the 2009 level. The quarterly and year-to-date declines are primarily a result of lower deposit fees.

The following table presents the components of noninterest income for the periods ended June 30, 2010 and 2009.

NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Percent Change	2009	2010	Percent Change	2009
	(in thousands, except percentages)

Non-sufficient funds (NSF) fees	$799	-10.5%	$893	$1,558	-11.1%	$1,753
Service charges on deposit accounts	249	-10.1%	277	490	-13.1%	564
Point-of-sale (POS) fees	340	19.7%	284	626	17.2%	534
Bank-owned life insurance income	251	0.0%	251	503	0.0%	503
Mortgage loan and related fees	236	18.6%	199	385	-12.7%	441
Trust fees	192	4.9%	183	377	9.0%	346
Net gain on sale of available-for-sale securities	—	—	—	57	100.0%	—
Other income	491	11.8%	557	866	-9.2%	954

Total noninterest income	$2,558	-3.3%	$2,644	$4,862	-4.6%	$5,095

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $1.0 million for the second quarter of 2010, a decrease of $122 thousand, or 10.4%, from the same period in 2009. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the recently-enacted Dodd Frank financial reform bill may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for the remainder of 2010.

Point-of-sale fees (POS fees) increased 19.7% and 17.2% to $340 thousand and $626 thousand for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the recently-enacted Dodd Frank financial reform bill will have a future material impact on this product and its revenue.

Bank-owned life insurance income was $251 thousand and $503 thousand for the three and six months ended June 30, 2010, respectively, remaining consistent with 2009 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 6.03% through June 30, 2010.

Mortgage loan and related fees for the second quarter of 2010 increased $37 thousand, or 18.6%, to $236 thousand compared to $199 thousand in the second quarter of 2009. For the six months ended June 30, 2010, mortgage income decreased $56 thousand, or 12.7%, compared to the same period in 2009. As discussed in Note 10 to our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated in the secondary market totaled $7.9 million and $17.8 million for the three and six months ended June 30, 2010, respectively. Mortgages sold in the secondary market for the three and six months ended June 30, 2010 totaled $7.4 million and $16.3 million, respectively. Mortgages originated for sale in the secondary markets totaled $23.1 million and $36.0 million for the three and six months ended June 30, 2009, respectively. Mortgages sold in the secondary market totaled $23.2 million and $33.8 million for the first three and six months of 2009, respectively. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.

Trust fees increased $9 thousand and $31 thousand for the three and six months ended June 30, 2010 compared to 2009. As of June 30, 2010, our trust and wealth management department had 462 accounts with assets held under management of $191.5 million compared to 410 accounts with assets held under management of $165.6 million as of June 30, 2009. For the remainder of 2010, we anticipate increased trust fees compared to the first half of the year, as we continue to add additional accounts.

During the first quarter of 2010, we conducted a bond swap that resulted in a $57 thousand gain on sale of available-for-sale securities. This transaction is discussed above in the Net Interest Income – Volume and Rate Change section of MD&A.

Other income for the second quarter of 2010 was $491 thousand compared to $557 thousand for the same period in 2009. For the six months ended June 30, 2010, other income decreased $88 thousand to $866 thousand compared to the same period in 2009. The components of other income primarily consist of ATM fee income, gains on sales of other real estate owned (OREO) and repossessions, underwriting revenue, and safe deposit box fee income.

Noninterest Expense

Noninterest expense for the second quarter of 2010 increased $2.1 million, or 21.1%, to $12.0 million compared to $9.9 million for the same period in 2009. On a year-to-date basis, noninterest expense increased $2.5 million, or 12.9%, to $21.9 million compared to $19.4 million for the same period in 2009. The increases for both periods are primarily due to higher nonperforming asset costs, including write-downs, losses and holding costs associated with other real estate owned and repossessions, partially offset by lower salaries and benefits costs.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2010 and 2009.

NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Percent Change	2009	2010	Percent Change	2009
	(in thousands, except percentages)
Salaries & benefits	$4,703	-6.7%	$5,043	$9,651	-7.2%	$10,400
Occupancy	872	-0.6%	877	1,725	-1.4%	1,749
Furniture and equipment	502	-20.9%	635	1,032	-19.6%	1,283
FDIC insurance	1,090	43.8%	758	1,537	62.1%	948
Professional fees	916	134.9%	390	1,408	89.0%	745
Write-downs on OREO and repossessions	1,337	555.4%	204	1,343	247.0%	387
Losses on OREO and repossessions	383	361.4%	83	675	378.7%	141
OREO and repossession holding costs	561	276.5%	149	913	192.6%	312
Data processing	363	2.5%	354	735	5.9%	694
Communications	132	-25.8%	178	292	-12.3%	333
Intangible asset amortization	115	-10.9%	129	233	-11.7%	264
Printing & supplies	87	-4.4%	91	176	-11.1%	198
Advertising	33	-51.5%	68	86	-33.8%	130
Other expense	889	-4.7%	933	2,049	15.9%	1,768

Total noninterest expense	$11,983	21.1%	$9,892	$21,855	12.9%	$19,352

Salaries and benefits for the second quarter of 2010 decreased $340 thousand, or 6.7%, compared to the same period in 2009 and $749 thousand, or 7.2%, on a year-to-date basis. The decrease in salaries and benefits is primarily related to our reductions in staffing. As of June 30, 2010, we had 333 full time equivalent employees compared to 353 as of June 30, 2009. As of June 30, 2010, we operated 38 full-service banking offices.

Occupancy expense for the second quarter and year-to-date period of 2010 was comparable to the same periods in 2009. As of June 30, 2010, First Security leased nine facilities and the land for five branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $133 thousand, or 20.9%, and $251 thousand, or 19.6%, respectively, primarily due to lower equipment depreciation expense.

FDIC deposit premium insurance increased $332 thousand and $589 thousand to $1.1 million and $1.5 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. For the remaining quarters of the 2010, we anticipate FDIC insurance to be comparable to the second quarter expense.

Professional fees increased $526 thousand for the second quarter of 2010 compared to the same period in 2009 and $663 thousand on a year-to-date basis. The increase is primarily due to consulting costs related to complying with the Consent Order, as well as additional legal costs associated with higher levels of nonperforming assets. Professional fees include fees related to investor relations, outsourcing compliance and internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.

Write-downs on OREO and repossessions increased $1.1 million and $956 thousand for the three and six month periods ended June 30, 2010 compared to the same periods in 2009. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if indications exist that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. During the second quarter of 2010, we recorded write-downs on 48 OREO properties for a total of $1.3 million, including $567 thousand on commercial real estate properties, $532 thousand on construction and development properties and $233 thousand on 1-4 family residential properties. Write-downs for the remainder of 2010 are dependent on real estate market conditions and our ability to liquidate properties.

Losses on OREO and repossessions totaled $383 thousand and $675 thousand for the three and six months ending June 30, 2010, respectively, compared to $83 thousand and $141 thousand for the same periods in 2009. The increase is primarily a result of higher levels of OREO properties and repossessions. We anticipate increases in losses for the remainder of 2010 as nonperforming assets continue to increase and we seek to liquidate existing properties and repossessions in a timely manner.

OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs increased $412 thousand and $601 thousand for the three and six months ended June 30, 2010 compared to the same periods in 2009. We anticipate the level of holding costs to remain elevated for 2010.

Data processing fees increased 2.5% for the second quarter of 2010 compared to the same period in 2009 and 5.9% on a year-to-date basis. The monthly fees associated with data processing are typically based on transaction volume.

We anticipate communications, printing and supplies and advertising expenses to remain stable or decline for the remainder of 2010 as we continue to reduce discretionary expenses.

Intangible asset amortization expense decreased $14 thousand, or 10.9%, in the second quarter of 2010 compared to the same period in 2009 and 11.7% on a year-to-date basis. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate further decreases in amortization expense throughout the remainder of 2010.

Other expense increased $281 thousand for the six months ended June 30, 2010 compared to the same period in 2009. The increase is primarily due to a legal settlement.

Income Taxes

We recorded an income tax benefit of $1.8 million and $3.0 million for the three and six months ended June 30, 2010 compared to a benefit of $1.5 million and $2.4 million for the same periods in 2009. For the six months ended June 30, 2010, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $1.2 million. We also recorded low-income housing tax credits of $207 thousand. Adjusting for these items, our effective tax rate approximates 37%.

At June 30, 2010, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements. During the fourth quarter of 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. As of June 30, 2010, our total accrual for uncertain tax positions is $1.2 million.

At June 30, 2010, we have no valuation allowance associated with our deferred tax assets. In evaluating our deferred tax assets, we use all available information, both quantitative and qualitative. A valuation allowance is required when it is “more-likely-than-not” that some or all of the deferred tax assets will not be realized. As of June 30, 2010, our deferred tax asset is approximately $11.5 million.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.3 billion at June 30, 2010, $1.4 billion at December 31, 2009 and $1.2 billion at June 30, 2009. For the remainder of 2010, we anticipate that our total assets will continue to decline as brokered deposits mature and are funded with our current interest bearing cash. Due to the economic recession, we anticipate loan demand to continue to remain low.

Loans

Our active efforts to reduce certain credit exposures and their related balance sheet risk, as well as the effects of the economic recession, have resulted in declining loan balances. Year-to-date, loans contracted by $100.7 million, or 10.6%. From June 30, 2009 to June 30, 2010, our loans declined by $117.1 million, or 12.1%.

The following table presents our loan portfolio by type.

LOAN PORTFOLIO

				Percent change from
	June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2009	June 30, 2009
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$273,030	$281,354	$288,836	-3.0%	-5.5%
Commercial	247,009	259,819	225,790	-4.9%	9.4%
Construction	113,877	153,144	183,623	-25.6%	-38.0%
Multi-family and farmland	40,550	37,960	33,847	6.8%	19.8%

	674,466	732,277	732,096	-7.9%	-7.9%
Commercial loans	117,279	146,016	150,472	-19.7%	-22.1%
Consumer installment loans	42,262	48,927	54,261	-13.6%	-22.1%
Leases, net of unearned income	13,006	19,730	26,784	-34.1%	-51.4%
Other	4,339	5,068	4,880	-14.4%	-11.1%

Total loans	851,352	952,018	968,493	-10.6%	-12.1%
Allowance for loan and lease losses	(26,830)	(26,492)	(19,275)	1.3%	39.2%

Net loans	$824,522	$925,526	$949,218	-10.9%	-13.1%

Year-to-date, the largest declining loan balances were construction and land development (C&D) loans of $39.3 million, or 25.6%, commercial loans of $28.7 million, or 19.7%, and commercial real estate (CRE) loans of $12.8 million, or 4.9%. Comparing June 30, 2010 to June 30, 2009, the largest declining loan balances were C&D loans of $69.7 million, or 38.0%, commercial loans of $33.2 million, or 22.1%, and residential 1-4 family loans of $15.8 million, or 5.5%. These declines were partially offset by an increase in CRE loans of $21.2 million, or 9.4%.

We will continue to extend prudent loans to creditworthy consumers and businesses. However, due to the economic environment, we anticipate our loans may remain stable or possibly decline for the remainder of 2010. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared jointly by our accounting and credit administration departments and presented to our Board of Directors or the Directors’ Loan Committee on at least a quarterly basis. Based on our analysis, we may determine that our future provision expense needs to increase or decrease in order for us to remain adequately reserved for probable loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2010 and 2009. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $11 thousand and $11 thousand for the six month periods ended June 30, 2010 and 2009, respectively. The reserve for unfunded commitments totaled $217 thousand and $193 thousand as of June 30, 2010 and 2009, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the six months ended June 30,
	2010	2009
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$26,492	$17,385
Provision for loan and lease losses	7,908	11,178

Sub-total	34,400	28,563

Charged-off loans:
Real estate – residential 1-4 family	872	656
Real estate – commercial	705	1,313
Real estate – construction	3,077	367
Real estate – multi-family and farmland	130	58
Commercial loans	1,717	6,129
Consumer installment and Other loans	515	663
Leases, net of unearned income	940	250

Total charged-off	7,956	9,436

Recoveries of charged-off loans:
Real estate – residential 1-4 family	33	19
Real estate – commercial	152	—
Real estate – construction	3	9
Real estate – multi-family and farmland	—	3
Commercial loans	129	44
Consumer installment and Other loans	69	72
Leases, net of unearned income	—	1

Total recoveries	386	148

Net charged-off loans	7,570	9,288

Allowance for loan and lease losses – end of period	$26,830	$19,275

Total loans – end of period	$851,352	$968,493
Average loans	$902,332	$992,039
Net loans charged-off to average loans, annualized	1.68%	1.87%
Provision for loan and lease losses to average loans, annualized	1.75%	2.25%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.15%	1.99%
Nonperforming loans	45.72%	63.92%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of June 30, 2010		As of December 31, 2009		As of June 30, 2009
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$5,326	32.1%	$5,037	29.6%	$4,235	29.8%
Real estate – commercial	5,325	29.0%	4,525	27.3%	2,460	23.3%
Real estate – construction	4,459	13.3%	6,706	16.0%	4,341	19.0%
Real estate – multi-family and farmland	794	4.8%	766	4.0%	272	3.5%
Commercial loans	8,030	13.8%	6,953	15.4%	4,404	15.5%
Consumer installment loans	1,072	5.0%	1,107	5.1%	871	5.6%
Leases, net of unearned income	1,801	1.5%	1,386	2.1%	2,682	2.8%
Other	23	0.5%	12	0.5%	10	0.5%

Total	$26,830	100.0%	$26,492	100.0%	$19,275	100.0%

[1]	Represents the percentage of loans in each category to total loans.

Over the last eighteen to twenty-four months, the allowance significantly increased because of the economic downturn and the associated decline in real estate values. These two factors have contributed to a significant increase in classified loans. From June 30, 2009 to June 30, 2010, the allowance increased $7.6 million, or 39.2%. Specific impairments increased by $3.2 million over the last twelve months, while the SFAS 5 allowance increased $4.4 million due to higher levels of risk rated loans, as well as higher associated loss factors applicable to classified loan pools.

As of June 30, 2010, the largest components of the allowance were associated with commercial loans and real estate secured loans. The allowance associated with commercial loans as of June 30, 2010, has increased $3.6 million compared to June 30, 2009. The majority of the increase is a result of higher specific impairments on commercial loans. Reduced earnings and cash flow of the associated borrowers due to the economic recession is the primary factor for the increase of classified commercial loans. The allowance associated with real estate construction loans totaled $5.3 million as of June 30, 2010. The decline in real estate values combined with the slowdown in new home sales has increased our classified loans in this category. We consider the following factors in the decision to downgrade real estate construction loans; these factors include but are not limited to, the decline in the associated collateral value, the length of time the finished home has been on the market, and the borrower’s ability to begin amortizing the loan. In many cases, a downgraded loan may not be past due or involve a borrower missing scheduled payments; a downgraded loan instead indicates a risk of future non-performance, rather than a measure of actual nonperforming loans. As of June 30, 2010, approximately 43% of our nonaccrual loans were current on all contractual interest and principal payments.

We believe that the allowance for loan and lease losses as of June 30, 2010 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Nonperforming Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods based on their reviews.

Asset Quality and Nonperforming Assets

Asset Quality Strategic Initiatives for 2009 and 2010

We consider our asset quality to be of primary importance. At June 30, 2010, our loan portfolio was 61.8% of total assets. Over the past twelve months, we implemented several significant strategies to further address our asset quality. To date, we have:

•	hired a new Chief Credit Officer;

•	restructured our credit department;

•	developed centralized underwriting, document preparation and collections processes;

•	conducted a third-party loan review;

•	expanded our special assets department; and

•	expanded our loan review department.

During the fourth quarter of 2009, we began the process of restructuring our credit administration department to add additional depth and expertise. Specifically, the credit department is now aligned by line of business for commercial and retail credit with dedicated credit officers and staff managing each of these portfolios. The chief credit officer serves to support both senior credit officers. As of June 30, 2010, we have successfully hired a chief credit officer and two experienced senior credit officers. We anticipate hiring additional credit staff during the second half of 2010.

With the additional depth and expertise of the restructured credit department, we have centralized our loan underwriting, document preparation and collections processes. This centralization is intended to improve consistency, increase quality and provide higher levels of operational efficiencies. Collectively, we believe these changes will assist in reducing the level of nonperforming assets.

During the fourth quarter of 2009, we engaged an independent consulting firm to conduct an extensive loan review. The primary purpose of the loan review was to evaluate individual credits for compliance with credit and underwriting standards, and to assess the potential impairment of certain credits in which we might experience additional risks of loss. The consultants reviewed over 50% of our entire portfolio. Combining this review with existing loan review processes, approximately 71% of the entire portfolio was reviewed. The efforts of these combined loan reviews included approximately 85% of commercial real estate loans and 95% of construction and land development loans. Subsequent to the 2009 review, we continued to evaluate our loan portfolio and adjusted risk-ratings appropriately. Loan officers are responsible for assigning risk-ratings, with ongoing independent reviews by our loan review department, as discussed below.

Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. In the last nine months, we have added two additional employees to our internal loan review department. This year, we are combining the additional internal resources with external assistance to condense the normal 18-month cycle to a 12-month cycle, focusing on a risk-based approach for the 2010 loan reviews.

Over the last nine months, we have successfully hired two seasoned special asset officers and internally transferred additional staff to the special assets department. With the additional depth and expertise, we formalized the process of transferring criticized and classified loans to the special assets department. During the third quarter of 2010, we transitioned managing and marketing our OREO properties to this department. We anticipate increased OREO sales volume as we focus on liquidating properties. We anticipate hiring additional special asset staff during the second half of 2010.

We believe the above initiatives will assist us during the current economic environment as well as position us for growth once economic conditions improve.

Asset Quality and Nonperforming Assets Analysis and Discussion

Our asset quality ratios weakened in the second quarter of 2010 compared to year-end 2009 and the same period in 2009. As of June 30, 2010, our allowance for loan and lease losses as a percentage of total loans was 3.15%, which is an increase from the 2.78% as of December 31, 2009 and 1.99% as of June 30, 2009. Net charge-offs as a percentage of average loans (annualized) decreased to 1.68% from 1.87% for the six month periods ended June 30, 2010 and 2009, respectively. Nonperforming assets as a percentage of total assets was 5.90% as of June 30, 2010, compared to 3.33% for the same period in 2009. As of June 30, 2010, nonperforming assets, including loans that are 90 days past due, increased to $79.0 million, or 5.92% of total assets, from $69.9 million, or 5.16% as of December 31, 2009, and $44.6 million, or 3.60% of total assets as of June 30, 2009.

We believe that overall asset quality will continue to be stressed by the economic environment and will remain above comparable 2009 levels. Our special assets department actively manages the collection and disposition of past due loans and develops action plans for criticized and classified loans and leases. As for managing and marketing repossessions and OREO properties, we are focused on achieving the proper level of balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs with a bias towards liquidation.

Nonperforming assets include nonaccrual loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our nonperforming assets and related ratios.

NONPERFORMING ASSETS BY TYPE

	June 30, 2010	December 31, 2009	June 30, 2009
	(in thousands, except percentages)
Nonaccrual loans	$58,339	$45,454	$26,782
Loans past due 90 days and still accruing	342	4,524	3,373

Total nonperforming loans	$58,681	$49,978	$30,155

Other real estate owned	$18,387	$16,017	$12,930
Repossessed assets	1,921	3,881	1,473
Nonaccrual loans	58,339	45,454	26,782

Total nonperforming assets	$78,647	$65,352	$41,185

Nonperforming loans as a percentage of total loans	6.89%	5.25%	3.11%
Nonperforming assets as a percentage of total assets	5.90%	4.83%	3.33%
Nonperforming assets plus loans 90 days past due to total assets	5.92%	5.16%	3.60%

The following table provides the activity in our nonperforming assets for the last five quarters. Additions may include transfer into the category or additions to previously existing loans/properties. Reductions for nonaccrual loans may include (1) a transfer to other real estate owned, (2) a charge-off, (3) a principal payment and/or (4) transfers to accrual status. Reductions in other real estate owned may include (1) a charge-off or write-down or (2) a sale of the property.

NONPERFORMING ASSETS – ACTIVITY

	2nd Quarter 2010	1st Quarter 2010	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009
	(in thousands)
Nonaccrual loans
Beginning balance	$50,305	$45,454	$31,463	$26,782	$26,706
Additions	15,525	16,701	20,378	11,837	9,643
Reductions	(7,491)	(11,850)	(6,387)	(7,156)	(9,567)

Ending balance	$58,339	$50,305	$45,454	$31,463	$26,782

Other real estate owned
Beginning balance	$18,933	$16,017	$14,206	$12,930	$11,309
Additions	6,274	3,866	4,415	5,599	4,522
Reductions	(6,820)	(950)	(2,604)	(4,323)	(2,901)

Ending balance	$18,387	$18,933	$16,017	$14,206	$12,930

Repossessions
Beginning balance	$3,466	$3,881	$2,050	$1,473	$1,864
Additions	709	1,383	3,588	1,978	810
Reductions	(2,254)	(1,798)	(1,757)	(1,401)	(1,201)

Ending balance	$1,921	$3,466	$3,881	$2,050	$1,473

The following table provides the classifications for nonaccrual loans and other real estate owned as of June 30, 2010, December 31, 2009 and June 30, 2009.

NONPERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	Units	Amount	Units	Amount	Units
	(amounts in thousands)
Nonaccrual loans
Construction/development loans	$18,120	46	$13,706	36	$8,706	9
Residential real estate loans	8,910	62	6,059	52	3,713	30
Commercial real estate loans	7,050	30	6,156	26	4,595	16
Commercial and industrial loans	17,501	46	15,397	38	3,160	15
Commercial leases	4,690	58	2,389	20	5,126	16
Consumer and other loans	2,068	17	1,747	15	1,482	5

Total	$58,339	259	$45,454	187	$26,782	91

Other real estate owned
Construction/development loans	$8,103	58	$6,243	37	$7,187	38
Residential real estate loans	5,689	46	5,132	34	2,657	14
Commercial real estate loans	4,595	19	4,642	14	3,086	9

Total	$18,387	123	$16,017	85	$12,930	61

Nonaccrual loans totaled $58.3 million, $45.5 million and $26.8 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of June 30, 2010, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. We have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

As of June 30, 2010, nonaccruals increased by $12.9 million, or 28.3%, compared to year-end 2009. During the first quarter of 2010, we successfully reworked our second largest nonaccrual, totaling $5.5 million at December 31, 2009, by replacing the original borrowers with a new borrower. While the reworked loan is still classified as nonaccrual as of June 30, 2010, the new borrower brings additional capital and energy to complete the land development project and remains current on contractual payments. Comparing June 30, 2010 to December 31, 2009, each classification grew with C&D loans increasing $4.4 million, residential real estate increasing $2.9 million and commercial leases increasing $2.3 million. We are actively pursuing the appropriate strategies to reduce the current level of nonaccruals through aggressive asset management and problem resolution.

Other real estate increased $2.4 million from December 31, 2009 to June 30, 2010, as additions continued to outpace dispositions. During the six months ended June 30, 2010, we sold twenty properties with total proceeds of $4.1 million, resulting in a 99% realization of the carrying value prior to sale and an 83% realization of the original loan balance. We anticipate taking a more aggressive sales approach during the remainder of 2010 to dispose of our current properties, which may lead to a lower realization rate.

Loans 90 days past due and still accruing declined by $4.2 million from year-end 2009 in a positive trend. As of June 30, 2010, $342 thousand in past due loans was comprised of two residential loans totaling $134 thousand, six commercial loans totaling $194 thousand and three consumer and other loans totaling $14 thousand.

Total nonperforming assets at the end of the second quarter of 2010 were $78.6 million compared to $65.4 million at December 31, 2009 and $41.2 million at June 30, 2009.

Our asset quality ratios were generally less favorable compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of June 30, 2010 and our UBPR peer group ratios as of March 31, 2010, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	6.89%	3.86%
Nonperforming loans[1] as a percentage of the allowance	218.71%	167.91%
Nonperforming loans[1] as a percentage of equity capital	42.80%	28.42%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	8.86%	4.96%

[1]	Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

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

Available-for-sale securities totaled $153.0 million at June 30, 2010, $143.0 million at December 31, 2009 and $137.5 million at June 30, 2009. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. At June 30, 2010, the available-for-sale securities portfolio had unrealized net gains of approximately $2.8 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2010 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs) and federal agency issued pools.

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$2,396	$14,388	$14,979	$4,455	$36,218
Agency bonds	—	19,324	9,992	—	29,316
Agency issued REMICs	9,246	30,402	3,002	—	42,650
Agency issued mortgage pools	252	32,219	7,218	834	40,523
Other	—	—	—	126	126

Total	$11,894	$96,333	$35,191	$5,415	$148,833

Tax Equivalent Yield	5.18%	3.93%	4.27%	6.08%	4.19%

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

As of June 30, 2010, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of June 30, 2010, gross unrealized losses in our portfolio totaled $286 thousand, compared to $603 thousand and $1.1 million as of December 31, 2009 and June 30, 2009, respectively. The unrealized losses associated with two trust preferred securities total $49 thousand. The unrealized losses associated with the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The remaining unrealized losses in our portfolio are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Based on results of our impairment assessment, the unrealized losses at June 30, 2010 are considered temporary.

As of June 30, 2010, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of June 30, 2010.

	Book Value	Market Value
	(in thousands)
FHLMC*	$47,900	$47,812
Fannie Mae	$38,567	$38,244
Ginnie Mae	$18,190	$18,151

*	Federal Home Loan Mortgage Corporation

We held no federal funds sold as of June 30, 2010, December 31, 2009 or June 30, 2009. As of June 30, 2010, we held $232.7 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $152.6 million at December 31, 2009 and $12.4 million as of June 30, 2009. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.

As of June 30, 2010, we held $100 thousand in certificates of deposit at another FDIC insured financial institution. At June 30, 2010, we held $25.3 million in bank-owned life insurance, compared to $24.9 million at December 31, 2009 and $24.5 million at June 30, 2009.

Deposits and Other Borrowings

As of June 30, 2010, deposits decreased by 1.4% from December 31, 2009 while increasing by 12.9% from June 30, 2009. Excluding the changes in brokered deposits, our deposits decreased by 3.5% from December 31, 2009 and 1.4% from June 30, 2009. In the first six months of 2010, the fastest growing sectors of our core deposit base were interest bearing demand deposits and noninterest bearing demand deposits which grew 7.5% and 0.7%, respectively. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet to our business strategy.

Brokered deposits increased $144.9 million from June 30, 2009 to June 30, 2010 with the majority of the increase in the fourth quarter of 2009 and first quarter of 2010. We issued approximately $86 million of brokered certificates of deposit in December 2009 and an additional approximately $94.5 million in January 2010. These issuances were used to eliminate our brokered money market account and to otherwise enhance our liquidity position in advance of the anticipated Consent Order.

As discussed in the Note 13 to our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last nine months was in part to ensure we have adequate funding to meet our short-term contractual obligations. Following publication of the Consent Order, we have continued to closely monitor our deposit levels, which have generally remained strong. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits.

In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network. CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of June 30, 2010, our CDARS® balance consists of $18.4 million in purchased time deposits and $11.2 million in our customers’ reciprocal accounts.

Brokered deposits at June 30, 2010, December 31, 2009 and June 30, 2009 were as follows:

BROKERED DEPOSITS

	June 30, 2010	December 31, 2009	June 30, 2009
	(in thousands)
Brokered deposits –
Brokered certificates of deposits	$322,944	$239,283	$107,064
Brokered money market accounts	—	76,749	75,774
Brokered NOW accounts	—	514	1,488
CDARS®	29,601	23,204	23,310

Total	$352,545	$339,750	$207,636

The table below is a maturity scheduled for our brokered deposits.

BROKERED DEPOSITS – BY MATURITY

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$20,360	$—	$32,025	$55,261	$215,298
CDARS®	2,498	14,861	5,004	5,773	1,465

Total	$22,858	$14,861	$37,029	$61,034	$216,763

As of June 30, 2010, December 31, 2009 and June 30, 2009, we had no Federal funds purchased.

Securities sold under agreements to repurchase with commercial checking customers were $9.3 million as of June 30, 2010, compared to $7.9 million and $10.5 million as of December 31, 2009 and June 30, 2009, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012. For the six months ended June 30, 2010 and 2009, we paid a fixed rate of 3.93% for the structured repurchase agreement. The agreement is callable on a quarterly basis.

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans equal to at least 311% of outstanding advances. We also use FSGBank’s borrowing capacity at the FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. As of June 30, 2010, December 31, 2009 and June 30, 2009, we had no significant advances from the FHLB.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $1.9 million as of June 30, 2010, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds as additional capital into FSGBank.

During 2010, to further preserve our capital resources and liquidity, our Board of Directors elected to suspend the dividend on our common stock and twice elected to defer the dividend payment on our Series A Preferred Stock for the first and second quarters of 2010. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

The liquidity of FSGBank refers to the ability or financial flexibility to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis. The primary sources of funds for FSGBank are cash generated by repayments of outstanding loans, interest payments on loans and new deposits. Additional liquidity is available from the maturity and earnings on securities and liquid assets, as well as the ability to liquidate available-for-sale securities.

As noted above, we issued approximately $86 million of brokered certificates of deposit in December 2009 and an additional approximately $94.5 million in January 2010. These issuances were used to eliminate our brokered money market account and to otherwise enhance our liquidity position in advance of the anticipated Consent Order.

As discussed in the Note 13 to our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last nine months was in part to ensure we have adequate funding to meet our short-term contractual obligations. Following publication of the Consent Order, we have continued to closely monitor our deposit levels, which have generally remained strong. We believe that our current liquidity, along with maintaining or increasing core deposits, is more than sufficient to provide for our short-term contractual obligations, including maturing brokered deposits.

As of June 30, 2010, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $232.0 million. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

In light of the negative impact this excess liquidity has on our leverage capital ratio, we are exploring means to decrease our average assets by eliminating some higher priced volatile liabilities and funding the reduction with a portion of our liquid assets. As of quarter end, we are targeting a reduction in average assets of at least $33 million in order to achieve a 9.0% leverage capital ratio.

As of June 30, 2010, the unused borrowing capacity for FSGBank at FHLB was $35 million. FHLB maintains standards for loan collateral files. Therefore, FSGBank’s borrowing capacity may be restricted if our collateral file has exceptions. Our borrowing capacity may also be restricted if our aggregate asset quality deteriorates.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of June 30, 2010, we had $10.6 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public-fund deposits attained in the ordinary course of business.

Historically, we have utilized brokered deposits to provide an additional source of funding. As of June 30, 2010, we had $322.9 million in brokered CDs outstanding with a weighted average remaining life of approximately 32 months, a weighted average coupon rate of 2.60% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.85%. Our CDARS® product had $29.6 million at June 30, 2010, with a weighted average coupon rate of 2.08% and a weighted average life of approximately 8 months. As discussed in Note 13 to our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

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

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $156.1 million at June 30, 2010. The following table illustrates our significant contractual obligations at June 30, 2010 by future payment period.

CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$333,745	$83,273	$4,694	$—	$421,712
Brokered certificates of deposit	(1)	52,385	137,655	120,129	12,775	322,944
CDARS®	(1)	22,363	6,781	457	—	29,601
Federal funds purchased and securities sold under agreements to repurchase	(2)	9,347	10,000	—	—	19,347
FHLB borrowings	(3)	—	3	—	—	3
Operating lease obligations	(4)	952	1,286	951	4,703	7,892
Commitments to fund affordable housing investments	(5)	1,340	—	—	—	1,340
Note payable	(6)	16	34	32	—	82

Total		$420,148	$239,032	$126,263	$17,478	$802,921

[1]

Certificates of deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposit, see “Deposits and Other Borrowings.”

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

Net cash used in operations during the six months of 2010 totaled $1.3 million compared to net cash provided by operations of $10.6 million for the same period in 2009. The decrease is primarily due to changes in other assets and a higher loss before provision expense. Net cash provided by investing activities decreased from $22.0 million to $2.1 million due a higher level of investment securities purchases in 2010, as well as the non-recurring $5.8 million proceeds from swap termination received during 2009. Net cash used by financing activities was $15.0 million for the first six months of 2010 compared to net cash used in financing activities of $34.9 million in the comparable 2009 period. The reduction is primarily attributable to a smaller year-over-year decline in deposits, as well as the suspension and deferment of all dividends.

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

Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. We recognized a total of $1.0 million in interest income for the six months ended June 30, 2010.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2010[1]	2011	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$159	$219	$62	$440
Accretion of gain from 2009 terminated swaps	$821	$1,628	$1,272	$3,721

[1]	Represents the gain accretion for July 1, 2010 to December 31, 2010. Excludes the amounts recognized in the first six months of 2010.

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

The following table presents the cash flow hedges as of June 30, 2010.

CASH FLOW HEDGES

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,713	$5	$16	$(7)	Various

	$2,713	$5	$16	$(7)

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	$—	$—	$71	June 28, 2011
Interest rate swap	20,000	—	—	54	June 28, 2011
Interest rate swap	35,000	—	—	166	June 28, 2012
Interest rate swap	25,000	—	—	1,228	October 15, 2012
Interest rate swap	25,000	—	—	1,228	October 15, 2012

	$130,000	$—	$—	$2,747

[1]

The $2.7 million of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2010, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of June 30, 2010.

		Consolidated Balance Sheet Presentation					Consolidated Income Statement Presentation
		Assets			Liabilities		Gains
	Notional	Classification	Amount		Classification	Amount	Classification	Amount Recognized
	(in thousands)

Hedging Instrument:

Forward contracts	$2,713	Other assets	$	N/A	Other liabilities	$11	Noninterest income – other	$69

Hedged Items:

Loans held for sale	N/A	Loans held for sale		$2,713	N/A	N/A	Noninterest income – other	N/A

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2010 and 2009.

	As of June 30,
	2010	2009
	(in thousands)
Commitments to extend credit	$156,074	$245,830
Standby letters of credit	$14,124	$19,236

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

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. The Consent Order, as described in Note 13 to our consolidated financial statements, requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provides 120 days from the effective date of April 28, 2010 to achieve these ratios.

We are considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios. FSGBank’s leverage ratio declined from 9.6% as of December 31, 2009 primarily due to the increase in interest-bearing cash held at the Federal Reserve Bank of Atlanta that was associated with the issuance of additional long-term brokered deposits. Accordingly, compliance with the leverage ratio could be obtained by reducing the Bank’s average assets by approximately $33 million.

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

June 30, 2010	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	13.4%	13.0%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	14.7%	14.3%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	9.0%	8.8%[3]

December 31, 2009
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	12.7%	11.6%
Total capital to risk adjusted assets	n/a	10.0%	8.0%	14.0%	12.8%
Leverage ratio	n/a	5.0%[2]	4.0%	10.6%	9.6%

June 30, 2009
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	13.0%	9.5%
Total capital to risk adjusted assets	n/a	10.0%	8.0%	14.2%	10.7%
Leverage ratio	n/a	5.0%[2]	4.0%	11.2%	8.1%

[1]	FSGBank must achieve and maintain the above capital ratios within 120 days from April 28, 2010.
[2]

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

[3]	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

During 2010, to further preserve our capital resources, our Board of Directors elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock for the first and second quarter of 2010. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which, among other things, alters the oversight and supervision of financial institutions by federal and state regulators, introduces minimum capital requirements, creates a new federal agency to supervise consumer financial products and services, and implements changes to corporate governance and compensation practices. Although the Act is particularly focused on large bank holding companies with consolidated assets of $50 billion or more, it does contain a number of provisions that may affect us, including:

•

Minimum Leverage and Risk-Based Capital Requirements. Under the Act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions.

•

Deposit Insurance Modifications. The Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Act also makes permanent the increase in maximum federal deposit insurance limits from $100,000 to $250,000.

•

Creation of New Consumer Protection Bureau. The Act creates a new Bureau of Consumer Financial Protection within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection will have broad rule-making authority for a wide range of consumer protection laws that apply to all insured depository institutions. The Bureau of Consumer Financial Protection has examination and enforcement authority over all depository institutions with more than $10 billion in assets. Depository institutions with $10 billion or less in assets, such as FSGBank, will be examined by their applicable bank regulators.

•

Executive Compensation and Corporate Governance Requirements. The Act includes provisions that may impact our corporate governance, including a grant of authority to the SEC to issue rules that allow shareholders to nominate directors by using the company’s proxy solicitation materials. The Act further requires the SEC to adopt rules that prohibit the listing of any equity security of a company that does not have an independent compensation committee and require all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Many provisions of the Act will require our regulators to adopt additional rules in order to implement the mandates included in the Act. In addition, the Act requires multiple studies which could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable. Existing disclosures were amended to require a rollforward of the allowance for loan losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans. Nonaccrual and impaired loans by class must also be shown. ASU 2010-20 also requires disclosures regarding: (1) credit quality indicators by class, (2) aging of past due loans by class, (3) troubled debt restructurings (TDRs) by class and their effect on the allowance for loan losses, (4) defaults on TDRs by class and their effect on the allowance for loan losses, and (5) significant purchases and sales of loans disaggregated by portfolio segment. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period type disclosures. Activity related disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU 2010-20 will have an impact on our disclosures, but not our financial position or results of operations.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of June 30, 2010, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $8.5 million, or 22.8%, as a result of a 200 basis point decline in rates based on annualizing our financial results through June 30, 2010. The model also predicts an $8.6 million increase in net interest income, or 23.1%, as a result of a 200 basis point increase in rates. The following chart reflects our sensitivity to changes in interest rates as of June 30, 2010. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK

INCOME SENSITIVITY SUMMARY

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)

Annualized net interest income[1]	$28,793	$37,272	$45,867
Dollar change net interest income	(8,479)	—	8,595
Percentage change net interest income	(22.75)%	0.00%	23.06%

[1]	Annualized net interest income is a twelve month projection based on year-to-date results.

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

As of June 30, 2010, we had approximately $352.5 million in out of market deposits, including brokered certificates of deposit and CDARS®, which represented approximately 30.2% of our total deposits. Because the Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Order. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of June 30, 2010, brokered deposits maturing in the next 24 months totaled $135.8 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. As an adequately capitalized institution, the Bank also may not pay interest on deposits that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the applicable rate could adversely affect our liquidity.

Increased capital requirements, adverse market conditions or future losses may require us to raise additional capital in the future to support our operations, but that capital may not be available when it is needed or it could be dilutive to our existing stockholders, which could adversely affect our financial condition and our results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations, which may require us to maintain capital in excess of published regulatory standards for a “well-capitalized” institution. The Order requires the Bank to, within 120 days of the effective date of the Order, to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of June 30,

2010, the Bank’s total risk-based capital ratio was approximately 14.3 percent and its leverage ratio was approximately 8.8 percent. As of June 30, 2010, the Bank had excess capital of approximately $11.7 million above the Order’s total risk-based capital ratio and a capital shortfall of approximately $3.0 million compared to the Order’s leverage ratio. The Company is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

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

On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order the Bank consented and agreed to the issuance of a Consent Order by the OCC, the Bank’s primary regulator. The Bank and the OCC agreed as to the areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Bank is required to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized asset, loan review and credit.

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

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard and (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

Item 3.	Defaults Upon Senior Securities

As previously disclosed, First Security has decided to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At June 30, 2010, First Security had unpaid preferred stock dividends in arrears of $1.0 million. If First Security misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to First Security’s board of directors until all accrued but unpaid dividends have been paid. First Security has deferred the February and May 2010 dividend payments as of June 30, 2010.

ITEM 6.	EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, as amended, as of July 22, 2010

10.1	Consent Order, dated April 28, 2010[1]

10.2	Stipulation and Consent to the Issuance of a Consent Order, dated April 28, 2010[2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

[1]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2010.
[2]	Incorporated by reference to the Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 9, 2010	/S/ RODGER B. HOLLEY
Rodger B. Holley
Chairman, Chief Executive Officer & President

August 9, 2010	/S/ WILLIAM L. LUSK, JR.
William L. Lusk, Jr.
Secretary, Chief Financial Officer & Executive Vice President