Form 10-Q
period 2010-09-30
FIRST SECURITY GROUP INC/TN
filed 2010-11-09
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common Stock, $0.01 par value:

16,418,327 shares outstanding and issued as of November 9, 2010

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands)	September 30, 2010 (unaudited)	December 31, 2009 (restated)	September 30, 2009 (unaudited)

ASSETS
Cash and Due from Banks	$8,545	$23,220	$14,711
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—

Cash and Cash Equivalents	8,545	23,220	14,711

Interest Bearing Deposits in Banks	224,111	152,616	5,394

Securities Available-for-Sale	155,108	143,045	147,175

Loans Held for Sale	3,386	1,225	1,001
Loans	774,032	950,793	963,294

Total Loans	777,418	952,018	964,295
Less: Allowance for Loan and Lease Losses	25,320	26,492	25,686

	752,098	925,526	938,609

Premises and Equipment, net	31,891	33,157	33,587

Intangible Assets	1,570	1,918	2,012

Other Assets	73,068	73,917	61,420

TOTAL ASSETS	$1,246,391	$1,353,399	$1,202,908

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2010 (unaudited)	December 31, 2009 (restated)	September 30, 2009 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$166,723	$151,174	$146,820
Interest Bearing Demand	65,047	62,429	61,502
Savings and Money Market Accounts	170,426	177,543	164,490
Certificates of Deposit less than $100 thousand	215,811	244,312	244,127
Certificates of Deposit of $100 thousand or more	164,466	207,465	203,533
Brokered Deposits	329,731	339,750	198,815

Total Deposits	1,112,204	1,182,673	1,019,287
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	17,676	17,911	20,463
Security Deposits	939	1,376	1,444
Other Borrowings	81	94	7,724
Other Liabilities	8,645	10,181	8,801

Total Liabilities	1,139,545	1,212,235	1,057,719

STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of September 30, 2010, December 31, 2009 and September 30, 2009	31,620	31,339	31,248
Common Stock - $.01 par value - 150,000,000 shares authorized as of September 30, 2010, 50,000,000 shares authorized as of December 31, 2009 and September 30, 2009; 16,418,327 issued as of September 30, 2010, December 31, 2009 and September 30, 2009	114	114	114
Paid-In Surplus	111,550	111,964	111,999
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(5,396)	(6,193)	(6,446)
Accumulated Deficit	(38,789)	(4,258)	(524)
Accumulated Other Comprehensive Income	5,741	6,192	6,792

Total Stockholders’ Equity	106,846	141,164	145,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,246,391	$1,353,399	$1,202,908

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Income Statements

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$11,909	$14,462	$38,090	$43,859
Debt Securities – taxable	926	1,097	3,010	3,435
Debt Securities – non-taxable	335	396	1,062	1,200
Other	32	3	371	38

Total Interest Income	13,202	15,958	42,533	48,532

INTEREST EXPENSE
Interest Bearing Demand Deposits	47	45	142	146
Savings Deposits and Money Market Accounts	341	384	1,105	1,255
Certificates of Deposit of less than $100 thousand	1,131	1,738	3,722	5,687
Certificates of Deposit of $100 thousand or more	970	1,530	3,261	4,934
Brokered Deposits	2,459	1,225	7,169	4,478
Other	119	136	363	395

Total Interest Expense	5,067	5,058	15,762	16,895

NET INTEREST INCOME	8,135	10,900	26,771	31,637
Provision for Loan and Lease Losses	18,415	9,280	26,424	20,469

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	(10,280)	1,620	347	11,168

NONINTEREST INCOME
Service Charges on Deposit Accounts	951	1,184	2,999	3,501
Gain on Sales of Available for Sale Securities, net	—	—	57	—
Other	1,453	1,553	4,210	4,331

Total Noninterest Income	2,404	2,737	7,266	7,832

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,787	4,903	14,438	15,303
Expense on Premises and Fixed Assets, net of rental income	1,431	1,493	4,187	4,525
Impairment of Goodwill	—	27,156	—	27,156
Other	6,294	3,811	15,539	9,731

Total Noninterest Expenses	12,512	37,363	34,164	56,715

LOSS BEFORE INCOME TAX PROVISION	(20,388)	(33,006)	(26,551)	(37,715)
Income Tax Provision (Benefit)	9,384	(4,877)	6,461	(7,326)

NET LOSS	(29,772)	(28,129)	(33,012)	(30,389)
Preferred Stock Dividends	413	412	1,238	1,196
Accretion on Preferred Stock Discount	95	90	281	254

NET LOSS TO COMMON STOCKHOLDERS	$(30,280)	$(28,631)	$(34,531)	$(31,839)

NET LOSS PER SHARE:
Net Loss Per Share - Basic	$(1.92)	$(1.84)	$(2.20)	$(2.05)
Net Loss Per Share - Diluted	$(1.92)	$(1.84)	$(2.20)	$(2.05)
Dividends Declared Per Common Share	$—	$0.01	$—	$0.07

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

		Common Stock					Accumulated
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit	Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance – December 31, 2009 (restated)	$31,339	16,418	$114	$111,964	$2,006	$(4,258)	$6,192	$(6,193)	$141,164
Comprehensive Income:
Net Loss (unaudited)						(33,012)			(33,012)
Change Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments (unaudited)							563		563
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(1,014)		(1,014)

Total Comprehensive Loss									(33,463)

Accretion of Discount Associated with Preferred Stock (unaudited)	281					(281)			—
Preferred Stock Dividend (unaudited)						(1,238)			(1,238)
Stock-based Compensation, net of forfeitures (unaudited)				73					73
ESOP Allocation (unaudited)				(487)				797	310

Balance – September 30, 2010 (unaudited)	$31,620	16,418	$114	$111,550	$2,006	$(38,789)	$5,741	$(5,396)	$106,846

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(33,012)	$(30,389)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities -
Provision for Loan and Lease Losses	26,424	20,469
Amortization, net	751	513
Impairment of Goodwill	—	27,156
Deferred Tax Asset Valuation Allowance	17,432	—
Stock-Based Compensation	73	274
ESOP Compensation	310	469
Depreciation	1,372	1,582
Net Gain on Sale of Premises and Equipment	(17)	(2)
Loss on Sale of Other Real Estate and Repossessions, net	550	71
Write-down of Other Real Estate and Repossessions	2,715	507
Gain on Sale of Available-for-Sale Securities, net	(57)	—
Accretion of Fair Value Adjustment, net	(79)	(140)
Accretion of Cash Flow Swaps	—	(528)
Accretion of Terminated Cash Flow Swaps	(1,532)	(1,252)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(2,164)	608
Interest Receivable	584	142
Other Assets	(12,243)	(4,318)
Interest Payable	(1,291)	(2,463)
Other Liabilities	(1,639)	(715)

Net Cash (Used in) Provided by Operating Activities	(1,823)	11,984

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(71,495)	(4,476)
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	46,685	21,624
Sales	14,762	—
Purchases	(73,002)	(26,826)
Loan Originations and Principal Collections, net	134,191	19,205
Proceeds for Interim Settlements of Cash Flow Swaps, net	—	938
Proceeds for Termination of Cash Flow Swaps	—	5,778
Proceeds from Sale of Premises and Equipment	17	16
Proceeds from Sales of Other Real Estate and Repossessions	8,086	6,720
Additions to Premises and Equipment	(106)	(1,406)
Capital Improvements to Repossessions and Other Real Estate	(1,273)	(355)

Net Cash Provided by Investing Activities	57,865	21,218

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(70,469)	(57,002)
Net Decrease in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(235)	(19,573)
Net (Decrease) Increase of Other Borrowings	(13)	4,947
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	—	33,000
Repurchase of Common Stock for 401(k) and ESOP Plan	—	(1,023)
Dividends Paid on Preferred Stock	—	(990)
Dividends Paid on Common Stock	—	(1,072)

Net Cash Used in Financing Activities	(70,717)	(41,713)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,675)	(8,511)
CASH AND CASH EQUIVALENTS - beginning of period	23,220	23,222

CASH AND CASH EQUIVALENTS - end of period	$8,545	$14,711

(See Accompanying Notes to Consolidated Financial Statements)

	Nine Months Ended September 30,
(in thousands)	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to Foreclosed Properties and Repossessions	$18,781	$17,103
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$17,053	$19,358
Income Taxes Paid	$128	$539

(See Accompanying Notes to Consolidated Financial Statements)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature, except for the deferred tax valuation allowance as discussed in Note 11.

The consolidated financial statements include the accounts of First Security Group, Inc. and its subsidiary bank, which is wholly-owned. All significant intercompany balances and transactions have been eliminated.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – RESTATEMENT

Subsequent to filing the June 30, 2010 Quarterly Report on Form 10-Q and a change in personnel responsible for the Company’s other real estate owned, the Company determined that certain write-downs associated with other real estate owned (OREO) were not recorded in the appropriate accounting periods. Upon completion of the Company’s internal review, the primary regulator of the Company’s wholly-owned subsidiary bank, FSGBank, N.A. (Bank), verified the findings as part of its ongoing annual safety and soundness examination. The Bank has been requested to file amended Call Reports with the FDIC and the Company to file amended FR Y-9C and FR Y-9LP reports with the Federal Reserve, for December 31, 2009, March 31, 2010 and June 30, 2010 to reflect the findings.

On October 28, 2010, the Company’s Audit/Corporate Governance Committee determined that the previously issued audited consolidated financial statements for the year ended December 31, 2009 (contained in the Company’s Annual Report on Form 10-K filed March 16, 2010, and subsequently amended by that certain Amendment No. 1 to the Annual Report on Form 10-K filed on April 30, 2010) and the previously issued unaudited consolidated financial statements for the quarters ended March 31, 2010 and June 30, 2010 (contained in the Company’s Quarterly Reports on Form 10-Q filed, respectively, on May 10, 2010 and August 8, 2010) should no longer be relied upon. The restatements to these consolidated financial statements reflect the appropriate timing and recognition of charge-offs and write-downs associated with other real estate owned. While the changes were not quantitatively material, the restatements ensure consistency with the Company’s publicly available financial information.

For the period ended December 31, 2009, the Company determined that additional OREO write-downs totaling $616 thousand and additional OREO charge-offs totaling $89 thousand were improperly reflected in future periods. The December 31, 2009 Form 10-K/A (Amendment No. 2) will properly reflect these items as well as an increase in the provision for loan and lease losses of $89 thousand to return the allowance for loan and lease losses to the previously reported balance. The tax benefit associated with the additional expenses totaled $270 thousand. The net impact on these items increased the net loss available to common stockholders by $435 thousand from the previously reported net loss of $34,974 thousand to $35,409 thousand.

For the three-month period ended March 31, 2010, the Company previously reported no OREO write-downs. The Company’s policies require an appraisal to determine the initial fair value of the property at the time of foreclosure. An updated appraisal is required on at least an annual basis. The Company’s internal review determined that 15 properties were subject to new appraisals during the first quarter of 2010; however, all 15 appraisals were received subsequent to March 31, 2010. These findings were consistent with the properties due for a new appraisal during the fourth quarter of 2009; ten of the twelve appraisals due in the fourth quarter were received in the second quarter of 2010. The other two appraisals were received during the fourth quarter but the associated write-downs were not recorded. Accordingly, March 31, 2010 Form 10-Q/A will only reflect changes to the December 31, 2009 and March 31, 2010 consolidated balance sheets.

For the three-month period ended June 30, 2010, the Company previously reported $1,337 thousand in write-downs to OREO/repossessions. Of this amount, $292 thousand were inappropriately accounted for in this reporting period. These write-downs have been included in the above restatements. Additionally, the Company’s internal review determined that a charge-off of $89 thousand and a write-down of $24 thousand were not properly reported in the three months ended June 30, 2010. The June 30, 2010 Form 10-Q/A will reflect the changes described above, including the tax effects thereof, as well as an additional $89 thousand in provision for loan and lease losses to return the allowance to the previously reported balance.

For the three months ended September 30, 2010, the Company’s internal review identified $526 thousand of write-downs that were associated with prior periods. These have been reclassified in the above restatements. As the Company’s internal review was completed prior to filing the September 30, 2010 quarterly report on Form 10-Q, no restatement is required for this period.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table provides the previously reported and the restated amounts included in the restatements:

	Previously Reported as of December 31, 2009	Anticipated Restatement Adjustments	Restated as of December 31, 2009
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$74,352	$(435)	$73,917
Accumulated Deficit	$(3,823)	$(435)	$(4,258)

Changes to the Consolidated Income Statements
Provision for Loan and Lease Losses	$25,315	$89	$25,404
Other Non-Interest Expense	$14,938	$617	$15,555
Income Tax (Benefit) Provision	$(7,982)	$(271)	$(8,253)
Net (Loss) Income Available to Common Shareholders	$(34,974)	$(435)	$(35,409)

	Previously Reported as of March 31, 2010	Anticipated Restatement Adjustments	Restated as of March 31, 2010
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$80,539	$(435)	$80,104
Accumulated Deficit	$(5,442)	$(435)	$(5,877)

	Previously Reported as of June 30, 2010	Anticipated Restatement Adjustments	Restated as of June 30, 2010
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$80,313	$(365)	$79,948
Accumulated Deficit	$(8,144)	$(365)	$(8,509)
Changes to the Consolidated Income Statements for the three months ended June 30, 2010
Provision for Loan and Lease Losses	$3,544	$90	$3,634
Other Non-Interest Expense	$5,907	$(203)	$5,704
Income Tax Benefit	$(1,812)	$43	$(1,769)
Net Loss Available to Common Shareholders	$(2,702)	$70	$(2,632)

NOTE 3. OPERATIONAL AND REGULATORY MATTERS

The Company continues to operate in a difficult environment and has been significantly impacted by the unprecedented credit and economic market turmoil, as well as the recessionary economy. Deterioration in the Tennessee and Georgia commercial and residential real estate markets and related declines in property values in those markets has had a negative impact on our operating results since the latter half of 2008.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Operational Matters

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations during the last two years that raise possible doubt as to its ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to devise and successfully execute a management plan to develop profitable operations, satisfy the requirements of the regulatory actions detailed below, and lower the level of problem assets to an acceptable level.

Management has developed strategic and capital plans, which include, but are not limited to: (1) reorganizing management into a line of business structure, (2) restructuring credit and lending functions with new policies and centralized processes, (3) reducing adversely classified assets, (4) maintaining a Tier 1 leverage capital ratio of not less than 9%, (5) maintaining a total risk-based capital ratio of not less than 13%, (6) maintaining an adequate allowance for loan losses and (7) actively working to maintain appropriate liquidity while reducing reliance on non-core sources of funding.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Regulatory Matters

First Security Group, Inc.

On September 7, 2010, the Company entered into a Written Agreement (Agreement) with the Federal Reserve Bank of Atlanta (Federal Reserve), the Company’s primary regulator. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.

The Agreement prohibits the Company from declaring or paying dividends without prior written consent of the Federal Reserve. The Company is also prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank without prior written consent.

Within 60 days of the Agreement, the Company is required to submit to the Federal Reserve a written plan designed to maintain sufficient capital at the Company and the Bank.

On September 14, 2010, the Company filed a current report on Form 8-K describing the Agreement. The Form 8-K also provides the final, executed Agreement.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

FSGBank, N.A.

On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (Order), FSGBank, the Company’s wholly-owned subsidiary, consented and agreed to the issuance of a Consent Order by the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator.

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

Within 120 days of the effective date of the Order, the Bank is required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of September 30, 2010, the first financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 12.93 percent and the Tier 1 capital to adjusted total assets was 7.43 percent. The Bank has notified the OCC of the non-compliance.

During the third quarter of 2010, the OCC requested additional information and clarifications to the Bank’s submitted strategic and capital plans. The Bank is currently preparing the response and anticipates submitting the response during the fourth quarter of 2010.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive income for the three and nine month periods ended September 30, 2010 and 2009, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(29,772)	$(28,129)	$(33,012)	$(30,389)

Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain on securities arising during the period	794	2,432	911	2,789
Tax expense related to unrealized net gain	(270)	(827)	(310)	(948)
Reclassification adjustments for realized gain included in net income	—	—	(57)	—
Tax expense related to gain realized in net income	—	—	19	—

Unrealized gain on securities, net of tax	524	1,605	563	1,841

Derivative cash flow hedges
Unrealized gain on derivatives arising during the period	41	—	—	312
Tax expense related to unrealized gain	(14)	—	—	(106)
Reclassification adjustments for realized gain included in net income	(485)	(614)	(1,537)	(1,765)
Tax expense related to gain realized in net income	165	209	523	600

Unrealized loss on derivatives, net of tax	(293)	(405)	(1,014)	(959)

Other comprehensive income (loss), net of tax	231	1,200	(451)	882

Comprehensive loss, net of tax	$(29,541)	$(26,929)	$(33,463)	$(29,507)

NOTE 5 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net loss available to common stockholders	$(30,280)	$(28,631)	$(34,531)	$(31,839)

Denominator:
Weighted average common shares outstanding	15,785	15,543	15,717	15,539
Equivalent shares issuable upon exercise of stock options	—	—	—	—

Weighted average diluted shares outstanding	15,785	15,543	15,717	15,539

Net loss per share:
Basic	$(1.92)	$(1.84)	$(2.20)	$(2.05)

Diluted	$(1.92)	$(1.84)	$(2.20)	$(2.05)

For the three and nine months ended September 30, 2010, the weighted average stock options, stock warrants and restricted stock awards that were anti-dilutive totaled 1,892 thousand and 1,930 thousand, respectively, compared to 1,311 thousand and 1,361 thousand for the same periods in 2009. Anti-dilutive options and awards are not included in the computation of diluted earnings per share under the treasury stock method.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6 – SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
September 30, 2010
Debt securities—
Federal agencies	$27,787	$386	$—	$28,173
Mortgage-backed	86,876	2,978	—	89,854
Municipals	35,326	1,690	10	37,006
Other	127	—	52	75

Total	$150,116	$5,054	$62	$155,108

Securities available-for-sale
December 31, 2009
Debt securities—
Federal agencies	$17,226	$144	$16	$17,354
Mortgage-backed	80,338	3,225	477	83,086
Municipals	41,216	1,373	66	42,523
Other	126	—	44	82

Total	$138,906	$4,742	$603	$143,045

Securities available-for-sale
September 30, 2009
Debt securities—
Federal agencies	$20,262	$138	$1	$20,399
Mortgage-backed	80,765	3,202	559	83,408
Municipals	41,479	1,801	3	43,277
Other	126	—	35	91

Total	$142,632	$5,141	$598	$147,175

Proceeds from sales of securities available-for-sale totaled $14,762 thousand for the nine months ended September 30, 2010. Gross realized gains from sales of securities were $368 thousand for the nine months ended September 30, 2010. Gross realized losses were $311 thousand for the nine months ended September 30, 2010. There were no sales of securities during the nine months ended September 30, 2009.

At September 30, 2010, December 31, 2009 and September 30, 2009, federal agencies, municipals and mortgage-backed securities with a carrying value of $28,949 thousand, $12,600 thousand and $14,973 thousand, respectively, were pledged to secure public deposits. At September 30, 2010, December 31, 2009 and September 30, 2009, the carrying amount of securities pledged to secure repurchase agreements was $20,095 thousand, $26,472 thousand and $33,596 thousand, respectively. At September 30, 2010, securities of $5,899 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Maturity of Securities

The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2010.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$1,865	$1,890
Over 1 year through 5 years	33,734	34,574
5 years to 10 years	23,060	24,082
Over 10 years	4,581	4,708

	63,240	65,254
Mortgage-backed securities	86,876	89,854

Total	$150,116	$155,108

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010, December 31, 2009 and September 30, 2009.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2010
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	—	—	—	—	—	—
Municipals	—	—	392	10	392	10
Other	—	—	75	52	75	52

Totals	$—	$—	$467	$62	$467	$62

December 31, 2009
Federal agencies	$1,982	$16	$—	$—	$1,982	$16
Mortgage-backed	2,375	6	3,086	471	5,461	477
Municipals	1,404	31	617	35	2,021	66
Other	—	—	82	44	82	44

Totals	$5,761	$53	$3,785	$550	$9,546	$603

September 30, 2009
Federal agencies	$1,370	$1	$—	$—	$1,370	$1
Mortgage-backed	—	—	4,574	559	4,574	559
Municipals	—	—	650	3	650	3
Other	—	—	91	35	91	35

Totals	$1,370	$1	$5,315	$597	$6,685	$598

As of September 30, 2010, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses,

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of September 30, 2010, gross unrealized losses in the Company’s portfolio totaled $62 thousand, compared to $603 thousand as of December 31, 2009 and $598 thousand as of September 30, 2009. The unrealized losses in municipal securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of the Company’s impairment assessment, the unrealized losses at September 30, 2010 are considered temporary.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents loans by type.

	September 30, 2010	December 31, 2009	September 30, 2009
	(in thousands)
Loans secured by real estate-
Residential 1-4 family	$258,579	$281,354	$284,811
Commercial	236,991	259,819	233,692
Construction	101,870	153,144	176,570
Multi-family and farmland	37,816	37,960	37,461

	635,256	732,277	732,534
Commercial loans	91,637	146,016	148,473
Consumer installment loans	37,884	48,927	51,866
Leases, net of unearned income	10,139	19,730	24,679
Other	2,502	5,068	6,743

Total loans	777,418	952,018	964,295
Allowance for loan and lease losses	(25,320)	(26,492)	(25,686)

Net loans	$752,098	$925,526	$938,609

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents an analysis of the allowance for loan and lease losses. The provision expense for loan and lease losses in the table does not include the Company’s provision accrual for unfunded commitments of $18 thousand and $18 thousand for the nine months ended September 30, 2010 and 2009, respectively. The reserve for unfunded commitments totaled $223 thousand and $199 thousand as of September 30, 2010 and 2009, respectively, and is included in other liabilities in the consolidated balance sheets.

	September 30, 2010	September 30, 2009
	(in thousands)
Allowance for loan and lease losses-beginning of period	$26,492	$17,385
Provision expense for loan and lease losses	26,406	20,451
Loans charged-off	(28,130)	(12,443)
Loan loss recoveries	552	293

Allowance for loan and lease losses-end of period	$25,320	$25,686

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $45,395 thousand, $40,118 thousand and $23,608 thousand at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Nonaccrual loans were $55,083 thousand, $45,454 thousand and $31,463 thousand at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Loans past due 90 days or more and still accruing interest were $6,025 thousand, $4,524 thousand and $3,377 thousand as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The Company had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status.

Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

NOTE 8 – GOODWILL

The changes in the carrying amounts of goodwill are as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
	(in thousands)
Goodwill – beginning of period	$—	$—	$27,156
Goodwill acquired	—	—	—
Goodwill impairment	—	—	(27,156)

Goodwill – end of period	$—	$—	$—

The Company’s policy to assess goodwill for impairment was on an annual basis or between annual assessments if an event occurred or circumstances changed that would more likely than not reduce the fair value of goodwill below its carrying amount as required by authoritative accounting guidance. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The impairment testing is a two-step process. Step 1 compares the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, Step 2 is performed. Step 2 involves a process similar to business combination accounting in which fair values are assigned to all assets, liabilities and other (non-goodwill) intangibles. The result of Step 2 is the implied fair value of goodwill. If the implied fair value of goodwill is below the recorded goodwill amount, an impairment charge is recorded for the difference.

The Company engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill impairment assessment as of September 30, 2009. The firm utilized two separate valuation methodologies for Step 1 and compared the results of each to determine the fair value of the

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

goodwill associated with the Company’s prior bank acquisitions. The valuation methodologies utilized included a discounted cash flow valuation technique and a comparison of the average price to book value of comparable bank acquisitions. Both methods indicated a valuation below the book value of the Company. The firm conducted Step 2, which assigned fair values to all assets, liabilities and other (non-goodwill) intangibles. The results of Step 2 indicated a full goodwill impairment of $27,156 thousand that was recorded in non-interest expense in the Consolidated Income Statements during the nine months ended September 30, 2009. The impairment was primarily a result of the continuing economic downturn and its implications on bank valuations.

The goodwill was associated with six prior acquisitions. Three acquisitions were taxable asset purchases and three were non-taxable stock purchases. The goodwill impairment that is deductible for tax is $6,953 thousand, which added $2,394 thousand to the tax benefit recognized in the third quarter of 2009. The remaining $20,203 thousand goodwill impairment is not deductible for taxes and thus no tax benefit was recognized in 2009.

NOTE 9 – GUARANTEES

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company to guarantee the performance of a customer to a third-party. A financial standby letter of credit is a commitment to guarantee a customer’s repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual nonfinancial obligation for which it receives a fee. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2010, December 31, 2009, and September 30, 2009 was $14,625 thousand, $16,077 thousand, and $15,972 thousand, respectively. The Company’s outstanding standby letters of credit generally have a term of one year and some may have renewal options. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock and ESOP Activity

On January 27, 2010, the Company’s Board of Directors elected to suspend the dividend on the Company’s common stock. The Company may not pay dividends on common stock unless all Preferred Stock dividends have been paid.

On July 22, 2010, the Company filed with the State of Tennessee, Articles of Amendment to the Charter of Incorporation to increase the number of authorizes shares of common stock from 50 million to 150 million, in accordance with shareholder approval obtained on June 30, 2010.

On September 30, 2010, June 30, 2010 and March 31, 2010, the Company released 22,189, 70,701 and 65,655 shares, respectively, from the Employee Stock Ownership Plan (ESOP) for the employer matching contribution. Prior to July 1, 2010, the employer match was 100% of the employee’s contribution up to 6% of the employee’s compensation for the first six months of 2010. Effective July 1, 2010, the 6% employer match was reduced to 1% of the employee’s compensation for the remainder of the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense (in thousands)
Shares as of December 31, 2009	768,787	—	431,889
Shares allocated during 2010	(158,545)	—	158,545	$310

Shares as of September 30, 2010	610,242	—	590,434

Preferred Stock

The Company’s Board of Directors elected to defer payment on the February 15, 2010, May 15, 2010 and August 16, 2010 dividends on the Series A Preferred Stock (Preferred Stock). Dividends for the

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Preferred Stock are cumulative. The Company recognized $413 thousand and $1,238 thousand for the three and nine months ended September 30, 2010. As of September 30, 2010, the unpaid, accrued dividend is $1,444 thousand. For the three and nine months ended September 30, 2010, the Company recognized $95 thousand and $281 thousand, respectively, in Preferred Stock discount accretion.

The Preferred Stock was issued under the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program (TARP). If the Company misses six quarterly Preferred Stock dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. As of September 30, 2010, the Company has deferred three dividend payments.

On September 7, 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of Atlanta. As part of the Written Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. Note 3 provides additional information on the Written Agreement.

NOTE 11 – TAXES

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

In accordance with ASC 740, the Company is required to establish a valuation allowance for deferred tax assets when it is “more likely than not” that a portion or all of the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions.

As of September 30, 2010, the Company established a $17,432 thousand deferred tax asset valuation allowance after evaluating all available positive and negative evidence. Positive evidence included the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the three and nine months ended September 30, 2010, the Company recognized an income tax provision of $9,384 thousand and $6,461 thousand, respectively. For the three and nine months ended September 30, 2009, the Company recognized income tax benefit of $4,877 thousand and $7,326 thousand, respectively. The following reconciles the income tax provision (benefit) to statutory rates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Federal taxes at statutory tax rate	$(6,932)	$(11,222)	$(9,027)	$(12,823)
Tax exempt loss on non-deductible goodwill impairment	—	6,869	—	6,869
Tax exempt earnings on loans and securities	(115)	(137)	(366)	(414)
Tax exempt earnings on bank owned life insurance	(84)	(85)	(256)	(256)
Low-income housing tax credits	(103)	—	(310)	—
Other, net	20	(93)	123	(174)
State tax provision, net of federal effect	(834)	(209)	(1,135)	(528)
Changes in the deferred tax asset valuation allowance	17,432	—	17,432	—

Income tax provision (benefit)	$9,384	$(4,877)	$6,461	$(7,326)

The deferred tax asset valuation allowance of $17,432 thousand fully offset the income tax benefits recognized for the three and nine months ended September 30, 2010. The benefit recognized before the valuation allowance primarily related to increases in deferred tax assets, including the allowance for loan and lease losses and the year-to-date operating loss. The benefit recognized during the three and nine months ended September 30, 2009, primarily relates to increases in deferred tax assets including the increase associated with the temporary difference of the allowance for loan and lease losses, the tax-deductible portion of the goodwill impairment and the year-to-date net operating loss.

The Company recognized a goodwill impairment of $27,156 thousand in the third quarter of 2009. Approximately $6,953 thousand of the impairment was deductible for taxes, which represents $2,394 thousand of the total 2009 income tax benefit. The remaining $20,203 thousand of the impairment was not deductible for taxes. As shown above, this non-deductible portion significantly impacts the effective tax rate for 2009.

The Company evaluated its material tax positions as of September 30, 2010. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements. The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2010	$1,146
Increases related to prior year tax positions	—
Increases related to current year tax positions	148
Lapse of statute	—

Balance at September 30, 2010	$1,294

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.

	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$155,108	$—	$154,858	$250
Loans held for sale	3,386	—	3,386	—
Forward loan sales contracts	35	—	35	—

Financial liabilities
None	—	—	—	—

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of September 30, 2010.

	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Financial assets
Securities available-for-sale	$250	$—	$—	$—	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

At September 30, 2010, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), repossessions and collateral-dependent impaired loans. Such measurements were determined utilizing Level 2 and Level 3 inputs.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Upon recognition, OREO and repossessions are measured at fair value, which becomes the cost basis. The cost basis is subsequently re-measured at fair value when events or circumstances occur that indicate the initial fair value has declined. Collateral-dependent impaired loans are measured at fair value based on the appraised value of the collateral. A loan is collateral-dependent when repayment of the loan is expected solely by the underlying collateral and there are no other available and reliable sources of repayment. If the recorded investment in the impaired loan exceeds the measure of fair value, the shortfall is recognized as a charge-off. The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis, for which impairment was recognized during the nine months ended September 30, 2010.

	Carrying Value as of September 30, 2010	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2010
	(in thousands)
Other real estate owned	$14,425	$—	$14,425	$—	$5,387
Repossessions	491	—	491	—	230
Collateral-dependent loans	28,084	—	28,084	—	14,867

The following table presents the estimated fair values of the Company’s financial instruments.

	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$8,545	$8,545	$23,220	$23,220	$14,711	$14,711
Interest bearing deposits in banks	$224,111	$224,111	$152,616	$152,616	$5,394	$5,394
Securities available-for-sale	$155,108	$155,108	$143,045	$143,045	$147,175	$147,175
Loans held for sale	$3,386	$3,386	$1,225	$1,225	$1,001	$1,001
Loans	$774,032	$793,061	$950,793	$959,689	$963,294	$983,185
Allowance for loan and lease losses	$(25,320)	$(25,320)	$(26,492)	$(26,492)	$(25,686)	$(25,686)

Financial liabilities
Deposits	$1,112,204	$1,118,438	$1,182,673	$1,187,263	$1,019,287	$1,025,567
Federal funds purchased and securities sold under agreements to repurchase	$17,676	$17,676	$17,911	$17,911	$20,463	$20,463
Other borrowings	$81	$81	$94	$94	$7,724	$7,724

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 13 – FAIR VALUE OPTION

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

As of September 30, 2010, December 31, 2009 and September 30, 2009, there was $3,386 thousand, $1,225 thousand and $1,001 thousand in loans held for sale recorded at fair value, respectively. For the three and nine months ended September 30, 2010, approximately $319 thousand and $704 thousand in loan origination and related fee income was recognized in noninterest income, respectively, and an insignificant amount of origination and related fee expense, respectively, was recognized in noninterest expense utilizing the fair value option.

For the nine months ended September 30, 2010, the Company recognized a gain of $45 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and reduced income by $39 thousand.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$3,386	$3,421	$(35)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of September 30, 2010, the Company has not entered into a transaction in a dealer capacity.

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

On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2,010 thousand and $5,778 thousand, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. The Company recognized a total of $1,532 thousand for the nine months ended September 30, 2010.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the accretion of the remaining gain for the terminated swaps.

	2010[1]	2011	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$80	$219	$62	$361
Accretion of gain from 2009 terminated swaps	$410	$1,628	$1,272	$3,310

[1]	Represents the gain accretion for October 1, 2010 to December 31, 2010. Excludes the amounts recognized in the first nine months of 2010.

The following table presents the cash flow hedges as of September 30, 2010.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)

Asset hedges
Cash flow hedges:
Forward contracts	$3,386	$38	$3	$23	Various

	$3,386	$38	$3	$23

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	$—	$—	$53	June 28, 2011
Interest rate swap	20,000	—	—	40	June 28, 2011
Interest rate swap	35,000	—	—	145	June 28, 2012
Interest rate swap	25,000	—	—	1,092	October 15, 2012
Interest rate swap	25,000	—	—	1,092	October 15, 2012

	$130,000	$—	$—	$2,422

[1]

The $2.4 million of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2010, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of September 30, 2010.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$3,386	Other assets	$35	Other liabilities	N/A	Noninterest income – other	$(35)

Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,386	N/A	N/A	Noninterest income – other	N/A

For the three and nine months ended September 30, 2010, no significant amounts were recognized for hedge ineffectiveness.

NOTE 15 – ACCOUNTING POLICIES RECENTLY ADOPTED AND PENDING ACCOUNTING PRONOUNCEMENTS

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Effective June 30, 2009, the Company adopted ASC 825-10, “Financial Instruments.” This update requires disclosures about the fair value of financial instruments in interim financial statements. The guidance requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. Comparative disclosures are required only for periods ending subsequent to initial adoption. The additional required disclosures are presented in Note 12 of the Company’s consolidated financial statements.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

THIRD QUARTER 2010 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2009. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Company Overview

First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.2 billion in assets as of September 30, 2010. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. has 37 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 325 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and internet banking (www.FSGBank.com) services.

Recent Regulatory Events

Effective September 7, 2010, First Security entered into a Written Agreement (Agreement) with the Federal Reserve Bank of Atlanta (Federal Reserve). The Agreement is designed to ensure First Security is a source of strength to FSGBank. Substantially all of the requirements of the Agreement are similar to those already in effect for FSGBank pursuant to the Consent Order that is described below. On September 14, 2010, we filed a current report on Form 8-K describing the Agreement. The Form 8-K also provides a copy of the fully executed Agreement.

Effective April 28, 2010, FSGBank reached an agreement with its primary regulator, the Office of the Controller of the Currency (OCC), regarding the issuance of a Consent Order (Order). The Order is a result of the OCC’s regular examination of the FSGBank in the fall of 2009 and directs FSGBank to take actions intended to strengthen its overall condition. All customer deposits remain fully insured by the FDIC to the maximum extent allowed by law; the Order does not impact this coverage in any manner. On April 29, 2010, First Security filed a current report on Form 8-K describing the Order and the related actions taken by the Bank to date. The Form 8-K also provides a copy of the fully executed Order.

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

The OCC is currently conducting its regularly scheduled safety and soundness examination and is working with the Board and management to address certain items within the previously submitted strategic and capital plans. The Order required FSGBank to maintain certain capital ratios within 120 days of it execution. The September 30, 2010 Call Report was the first public financial statement related to a period subsequent to the 120 day requirement. As of September 30, 2010, the Bank’s total capital to risk-weighted assets was 12.93 percent and the Tier 1 capital to adjusted total assets was 7.43 percent. The Bank has notified the OCC of the non-compliance. The Bank anticipates submitting revised earnings and capital plans to the OCC during the fourth quarter of 2010.

Strategic Initiatives

During 2009 and 2010, we initiated a set of strategic initiatives to position us appropriately for both short-term stability and long-term success. The following are the primary initiatives with associated target dates for implementation:

Strategic Initiative	Current and/or Potential Impact	Actual/Expected Implementation
Capital
• CPP participation	Received $33 million in Preferred Stock capital	1st quarter 2009
• Capital stress test	Outsourced a SCAP capital stress test to assist in capital planning	4th quarter 2009

Liquidity
• Liquidity enhancement	Increased longer term brokered deposits and excess cash to fund future contractual obligations and prudent investments	1st quarter 2010

Asset Quality
• Loan review department expansion	Added resources to increase frequency and coverage of the review of our portfolio	4th quarter 2009
• Extensive loan review	Outsourced an extensive loan review prior to year-end 2009	4th quarter 2009
• OREO management	Transferred OREO management to the special assets department	3rd quarter 2010
• OREO sales	Outsourced the marketing and sales function for most foreclosed residential properties to market leading real estate firms	4th quarter 2010

Credit Administration
• Lines of business	Credit functions aligned by retail and commercial lines of business with dedicated credit officers and staff supporting each portfolio	4th quarter 2009
• Loan underwriting centralization	Ensures consistency in underwriting, pricing, loan structure and policy compliance	2nd quarter 2010
• Collections centralization	Dedicated collections department created to focus on collection of past due loans and recovery of prior charge-offs	2nd quarter 2010
• Loan document preparation centralization	Operational efficiencies and reduction of loan policy exceptions	2nd quarter 2010
• Loan policy	Amended existing loan policy to provide the framework and guidelines for current and future loans	2nd quarter 2010

Management
• Chief risk officer	Elevated risk manager to executive level with expanded responsibilities	1st quarter 2010
• Chief credit officer	Hired experienced executive credit officer to oversee credit administration	2nd quarter 2010
• Retail banking president	Created new executive level position responsible for consumer and small-business loan and deposit relationships and associated retail lenders	3rd quarter 2010
• Commercial banking president	Created new executive level position responsible for commercial loan and deposit relationships and associated commercial lenders	3rd quarter 2010
• Chief operating officer and president	Hired experienced bank executive to manage and oversee banking operations, including the credit, financial, retail banking and commercial banking functions	3rd quarter 2010

The above initiatives are discussed in additional detail throughout MD&A.

Overview

Market Conditions

Most indicators point toward the overall U.S. economy transitioning to a gradual recovery period over the balance of 2010 and 2011. Some economists have indicated that the future recovery may bring with it few new jobs. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.

Announced in 2008, the $1 billion Volkswagen automotive production facility is preparing for the launch of vehicle production in 2011. The Volkswagen plant will bring about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 9,500 supplier-related jobs to the region. We believe the positive economic impact on Chattanooga and the surrounding region from Volkswagen and other recently announced large economic investments will be significant and it may stabilize and possibly increase real estate values and enhance economic activity within our market area.

While the economic recession has resulted in higher unemployment across the country, our larger market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 8.3% and 7.3%, respectively (as of September 2010, the most recent available data), than the Tennessee rate of 9.4%. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint. The unemployment rate in the Dalton MSA is 11.8% (as of September 2010) compared to the Georgia rate of 10.0%. For the Chattanooga and Knoxville MSAs, the number of unemployed workers is decreasing and, as of September 2010, has declined by 17.6% in Chattanooga and 21.9% in Knoxville since the peak in June 2009. We believe these positive employment trends will continue throughout 2010 and into 2011.

Our market area has also benefited from a relatively stable housing environment. According to the National Association of REALTORS, the year-over-year median sales prices of existing single-family homes was unchanged for the Chattanooga MSA and declined by 0.8% for the Knoxville MSA compared to 1.6% increase for the nation and a 2.0% decline for the census region identified as the South as of June 30, 2010 (the most recent available data). While residential real estate values may continue to decline, we are hopeful that the stabilization in housing prices will continue.

Financial Results

As of September 30, 2010, we had total consolidated assets of $1.2 billion, total loans of $777.4 million, total deposits of $1.1 billion and stockholders’ equity of $106.8 million. For the three and nine months ended September 30, 2010, our net loss available to common stockholders was $30.2 million and $34.5 million, respectively, resulting in basic and diluted net loss of $1.92 per share for the quarter and $2.20 per share for the year-to-date period. During the third quarter of 2010, we recorded a $17.4 million valuation allowance on our deferred taxes.

As of September 30, 2009, we had total consolidated assets of $1.2 billion, total loans of $964.3 million, total deposits of $1.0 billion and stockholders’ equity of $145.2 million. For the three and nine months ended September 30, 2009, our net loss available to common stockholders was $28.6 million and $31.8 million, respectively, resulting in basic and diluted net loss of $1.84 per share for the quarter and $2.05 per share for the year-to-date period. During the third quarter of 2009, we recorded a $27.2 million goodwill impairment.

For the three and nine month periods ended September 30, 2010, net interest income decreased by $2.8 million and $4.9 million, respectively, and noninterest income decreased by $333 thousand and $566 thousand, respectively, compared to the same periods in 2009. For the three and nine months ended September 30, 2010, noninterest expense increased by $2.3 million and $4.6 million, respectively, compared to the same periods in 2009 excluding the $27.2 million goodwill impairment in 2009. The decline in interest income is primarily attributable to the shift in earning assets from loans to interest bearing cash partially offset by reductions in rates on interest bearing liabilities. Noninterest income decreased primarily due to lower deposit fees while noninterest expense, excluding the goodwill impairment, increased primarily due to higher expenses associated with nonperforming assets, including write-downs, losses and holding costs. These increases were partially offset by reductions in salary and benefit expense. Full-time equivalent employees were 325 at September 30, 2010, compared to 348 at September 30, 2009.

The provision for loan and lease losses increased $9.1 million and $6.0 million for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009.

Our efficiency ratio increased in the third quarter of 2010 to 118.7% compared to 74.9% in the same period of 2009 primarily due to reductions in net interest income and noninterest income and increases to noninterest expense. We anticipate our efficiency ratio to begin to improve during 2011 as we focus on enhancing revenue while reducing certain overhead expenses. The stabilization and possible improvement of our efficiency ratio in the fourth quarter of 2010 and into 2011 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate and micro-economic factors, such as local unemployment and real estate values.

Net interest margin in the third quarter of 2010 was 2.72%, or 124 basis points lower than the prior year period of 3.96%. We believe that our net interest margin will continue to be under pressure until loan balances stabilize. The projected stabilization of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board.

For the third quarter of 2010, our Board of Directors elected to defer payment on the Series A Preferred Stock (Preferred Stock). To date, the Company has deferred three consecutive Preferred Stock dividend payments. If we miss six quarterly Preferred Stock dividend payments, whether or not consecutive, the U.S. Treasury (Treasury) will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. Pursuant to the Written Agreement between First Security and the Federal Reserve, we may not declare or pay dividends without prior written consent from the Federal Reserve.

RESULTS OF OPERATIONS

We reported a net loss to common stockholders for the three and nine month periods ended September 30, 2010 of $30.3 million and $34.5 million, respectively. During the third quarter of 2010, we established a deferred tax asset valuation allowance of $17.4 million. For the three and nine months ended September 30, 2009, we reported a net loss to common stockholders of $28.6 million and $31.8 million, respectively. During the third quarter of 2009, we recorded a one-time, non-cash goodwill impairment of $27.2 million. In the third quarter of 2010, the basic and diluted net loss per share was $1.92 compared to $1.84 for the same period in 2009. On a year-to-date period, the basic and diluted net loss per share was $2.20 for 2010 compared to $2.05 for 2009.

Excluding the 2009 goodwill impairment, the net loss on a quarterly and year-to-date basis in 2010 was above the comparable amounts in 2009 primarily as a result of the deferred tax valuation allowance as well as higher provision for loan and lease loss expense and the contraction in the net interest margin.

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended September 30, 2010	Change from Prior Year		For the Nine Months Ended September 30, 2010	Change from Prior Year
		Amount	Percentage		Amount	Percentage
	(in thousands, except percentages)
Interest income	$13,202	$(2,756)	-17.3%	$42,533	$(5,999)	-12.4%
Interest expense	5,067	9	0.2%	15,762	(1,133)	-6.7%

Net interest income	8,135	(2,765)	-25.4%	26,771	(4,866)	-15.4%
Provision for loan and lease losses	18,415	9,135	98.4%	26,424	5,955	29.1%

Net interest income after provision for loan and lease losses	(10,280)	(11,900)	-734.6%	347	(10,821)	-96.9%
Noninterest income	2,404	(333)	-12.2%	7,266	(566)	-7.2%
Noninterest expense	12,512	(24,851)	-66.5%	34,164	(22,551)	-39.8%

Net loss before income taxes	(20,388)	12,618	38.2%	(26,551)	11,164	29.6%
Income tax provision	9,384	14,261	292.4%	6,461	13,787	188.2%

Net loss	(29,772)	(1,643)	-5.8%	(33,012)	(2,623)	-8.6%
Preferred stock dividends and discount accretion	508	6	1.2%	1,519	69	4.8%

Net loss available to common stockholders	$(30,280)	$(1,649)	-5.8%	$(34,531)	$(2,692)	-8.5%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended September 30, 2010, net interest income decreased by $2.8 million, or 25.4%, to $8.1 million compared to $10.9 million for the same period in 2009. For the nine months ended September 30, 2010, net interest income decreased by $4.9 million, or 15.4%, to $26.8 million for the period ended September 30, 2010 compared to $31.6 million for the same period in 2009.

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

The following tables summarize net interest income and average yields and rates paid for the quarters ended September 30, 2010 and 2009.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income (1) (2)	$823,753	$11,911	5.74%	$966,677	$14,465	5.94%
Debt securities – taxable	115,557	938	3.22%	98,500	1,111	4.47%
Debt securities – non-taxable (2)	37,033	512	5.49%	42,702	605	5.62%
Other earning assets	236,651	32	0.05%	7,663	3	0.16%

Total earning assets	1,212,994	13,393	4.38%	1,115,542	16,184	5.76%

Allowance for loan and lease losses	(27,626)			(19,201)
Intangible assets	1,634			28,941
Cash & due from banks	7,836			16,379
Premises & equipment	32,125			33,842
Other assets	81,653			56,423

TOTAL ASSETS	$1,308,616			$1,231,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$65,547	47	0.28%	$60,756	45	0.29%
Money market accounts	132,945	314	0.94%	123,839	357	1.14%
Savings deposits	39,211	27	0.27%	36,770	27	0.29%
Time deposits of less than $100 thousand	226,002	1,131	1.99%	245,611	1,738	2.81%
Time deposits of $100 thousand or more	178,410	970	2.16%	204,664	1,530	2.97%
Brokered CDs and CDARS®	346,197	2,459	2.82%	124,644	1,062	3.38%
Brokered money markets and NOWs	—	—	—%	77,250	163	0.84%
Federal funds purchased	—	—	—%	92	—	0.54%
Repurchase agreements	17,523	117	2.65%	18,347	130	2.81%
Other borrowings	83	2	9.56%	4,747	6	0.50%

Total interest bearing liabilities	1,005,918	5,067	2.00%	896,720	5,058	2.24%

Net interest spread		$8,326	2.38%		$11,126	3.52%

Noninterest bearing demand deposits	155,889			150,571
Accrued expenses and other liabilities	10,521			11,856
Stockholders’ equity	130,502			166,775
Accumulated other comprehensive income	5,786			6,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,308,616			$1,231,926

Impact of noninterest bearing sources and other changes in balance sheet composition			0.34%			0.44%

Net interest margin			2.72%			3.96%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $191 thousand and $226 thousand for the three months ended September 30, 2010 and 2009, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO 2009

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(2,139)	$(415)	$(2,554)
Debt securities – taxable	192	(365)	(173)
Debt securities – non-taxable	(80)	(13)	(93)
Other earning assets	90	(61)	29

Total earning assets	(1,937)	(854)	(2,791)

Interest bearing liabilities:
Interest bearing demand deposits	4	(2)	2
Money market accounts	26	(69)	(43)
Savings deposits	2	(2)	—
Time deposits of less than $100 thousand	(139)	(468)	(607)
Time deposits of $100 thousand or more	(196)	(364)	(560)
Brokered CDs and CDARS®	1,888	(491)	1,397
Brokered money markets and NOWs	(163)	—	(163)
Federal funds purchased	—	—	—
Repurchase agreements	(6)	(7)	(13)
Other borrowings	(6)	2	(4)

Total interest bearing liabilities	1,410	(1,401)	9

Increase (decrease) in net interest income	$(3,347)	$547	$(2,800)

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended September 30, 2010 and 2009.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning Assets:
Loans, net of unearned income (1) (2)	$875,851	$38,097	5.82%	$983,492	$43,869	5.96%
Debt securities – taxable	110,036	3,048	3.70%	96,827	3,479	4.80%
Debt securities – non-taxable (2)	38,823	1,623	5.59%	43,282	1,834	5.67%
Other earning assets	219,126	371	0.23%	20,653	38	0.25%

Total earning assets	1,243,836	43,139	4.64%	1,144,254	49,220	5.75%

Allowance for loan and lease losses	(26,917)			(18,930)
Intangible assets	1,748			29,266
Cash & due from banks	8,157			14,760
Premises & equipment	32,553			33,864
Other assets	79,963			55,473

TOTAL ASSETS	$1,339,340			$1,258,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$65,751	142	0.29%	$61,834	146	0.32%
Money market accounts	134,892	1,028	1.02%	124,625	1,178	1.26%
Savings deposits	38,536	77	0.27%	35,757	77	0.29%
Time deposits of less than $100 thousand	235,175	3,722	2.12%	245,154	5,687	3.10%
Time deposits of $100 thousand or more	192,980	3,261	2.26%	202,518	4,934	3.26%
Brokered CDs and CDARS®	341,003	7,112	2.79%	151,892	3,988	3.51%
Brokered money markets and NOWs	8,772	57	0.87%	77,828	490	0.84%
Federal funds purchased	—	—	—%	448	4	1.19%
Repurchase agreements	18,790	358	2.55%	20,884	373	2.39%
Other borrowings	87	5	7.68%	2,192	18	1.10%

Total interest bearing liabilities	1,035,986	15,762	2.03%	923,132	16,895	2.45%

Net interest spread		$27,377	2.61%		$32,325	3.30%

Noninterest bearing demand deposits	154,312			149,300
Accrued expenses and other liabilities	10,090			12,535
Stockholders’ equity	133,093			167,325
Accumulated other comprehensive income	5,859			6,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,339,340			$1,258,687

Impact of noninterest bearing sources and other changes in balance sheet composition			0.33%			0.48%

Net interest margin			2.94%			3.78%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $606 thousand and $688 thousand for the nine months ended September 30, 2010 and 2009, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO 2009

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(4,908)	$(864)	$(5,772)
Debt securities – taxable	464	(895)	(431)
Debt securities – non-taxable	(193)	(18)	(211)
Other earning assets	364	(31)	333

Total earning assets	(4,273)	(1,808)	(6,081)

Interest bearing liabilities:
Interest bearing demand deposits	9	(13)	(4)
Money market accounts	94	(244)	(150)
Savings deposits	6	(6)	—
Time deposits of less than $100 thousand	(246)	(1,719)	(1,965)
Time deposits of $100 thousand or more	(245)	(1,428)	(1,673)
Brokered CDs and CDARS®	4,941	(1,817)	3,124
Brokered money markets and NOWs	(435)	2	(433)
Federal funds purchased	(4)	—	(4)
Repurchase agreements	(38)	23	(15)
Other borrowings	(17)	4	(13)

Total interest bearing liabilities	4,065	(5,198)	(1,133)

Increase (decrease) in net interest income	$(8,338)	$3,390	$(4,948)

Net Interest Income – Volume and Rate Changes

Interest income for the third quarter of 2010 was $13.2 million, a 17.3% decrease compared to the same period in 2009. Average earning assets increased $97.5 million, or 8.7%, in the third quarter of 2010 compared to the same period in 2009. The increase in average earning assets was led by average other earning assets, which increased $229.0 million, and investment securities, which increased $11.4 million. These increases were offset by declines in the loan portfolio, which decreased $142.9 million. Average loans declined primarily due to current economic conditions while other earning assets increased as we maintained over $234 million in an interest bearing account at the Federal Reserve Bank of Atlanta. The yield on this account is approximately 25 basis points. The increase in this account was primarily funded by an increase in brokered deposits, as well as reductions in our loan portfolio. The purpose of the increase in liquid assets was to reduce liquidity risk, which we describe more fully below in the Liquidity section, resulting from deteriorating asset quality and the Consent Order. Investment securities increased as we reinvested the cash flow from the investment securities portfolio into new securities. The change in mix of earning assets reduced interest income by $1.9 million (on a tax equivalent basis) for the third quarter of 2010 compared to 2009, while the decline in yields on earning assets, as discussed further below, reduced interest income by an additional $854 thousand.

Interest income for the nine months ended September 30, 2010 was $42.5 million, a 12.4% decrease compared to the same period in 2009. Average earning assets increased $99.6 million, or 8.7%, in 2010 compared to 2009. On a year-to-date basis, average other earning assets increased $198.5 million, average loans decreased $107.6 million and investment securities increased $8.8 million. The change in mix of earning assets reduced interest income by $4.3 million (on a tax equivalent basis) for 2010 compared to 2009. The reduction in rates earned resulted in a $1.8 million (on a tax equivalent basis) decline in interest income, as discussed below.

The reductions in interest income due to changes in volume for both the three and nine months ended September 30, 2010 were further impacted by the decline in the yield on earning assets. The tax equivalent yield on earning assets decreased by 138 basis points and 111 basis points for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. Comparing the third quarter of 2010 to 2009, the yield on loans declined 20 basis points from 5.94% to 5.74%. We anticipate the yield on loans to stabilize or improve over time as we have instituted higher loan pricing floors on new and renewing loans; however, reversed interest caused by loans downgraded to nonaccrual may continue to put additional pressure on the loan yield. Our loan portfolio is approximately 59% fixed rate, 36% variable rate and 5% adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans is based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate (and the implied correlation to the Prime lending rate) have an immediate impact on the yield of our earning assets.

Total interest expense was $5.1 million in the third quarter of 2010, or $9 thousand higher than the same period in 2009. On a year-to-date basis, total interest expense was $15.8 million, or 6.7% lower than the same period in 2009. Average interest bearing liabilities increased for the three and nine month periods ending September 30, 2010 by $109.2 million, or 12.2%, and $112.9 million, or 12.2%, compared to the same periods in 2009. Average brokered deposits increased $144.3 million and $120.1 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increases in brokered deposits were partially offset by reductions in retail and jumbo CDs. The $1.4 million increase in interest expense due to increases in volume was nearly fully offset by reductions in rates. On a year-to-date basis, increases in volume added $4.1 million, fully offset by a reduction in interest expense of $5.2 million due to reductions in deposit rates. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.

We expect average loans to continue to decline before beginning to stabilize in the next six months as the regional economy begins to enter into some measure of recovery. Investment securities will continue to grow as earnings are reinvested into new securities. We expect other earning assets to begin to decline during the fourth quarter of 2010 and into 2011 as brokered deposits mature without being replaced. Rates paid on deposits for the fourth quarter are expected to be consistent with third quarter results.

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

Our net interest rate spread (on a tax equivalent basis) was 2.38% and 2.61% for the three and nine months ended September 30, 2010, respectively, compared to 3.52% and 3.30% for the same periods in 2009, respectively. Our net interest margin (on a tax equivalent basis) was 2.72% and 2.94% for the three and nine months ended September 30, 2010, respectively, compared to 3.96% and 3.78% for the same periods in 2009, respectively. The decreased net interest spread and margin are the result of the combination of lower loan volumes and higher brokered deposit volumes partially offset by deposits rates reducing faster than asset yields. During December of 2009 and first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A portion of these funds were utilized to payoff our variable-rate brokered money market account during the first quarter of 2010. The remaining funds were placed in our interest bearing account at the Federal Reserve. As of September 30, 2010, our balance at the Federal Reserve was approximately $223 million. The negative spread associated between the interest bearing cash and the brokered deposits will continue to negatively impact our net interest spread and margin. Average interest bearing liabilities as a percentage of average earning assets was 82.9% for the three-month period ended September 30, 2010 compared to 80.4% for the same period in 2009. Noninterest bearing funding sources contributed 34 basis points to the net interest margin during the third quarter of 2010 compared to 44 basis points in the same period in 2009.

In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. For the three and nine months ended September 30, 2010, the accretion of the swaps added approximately $490 thousand and $1.5 million, respectively, to interest income compared to $530 thousand and $1.8 million for the same periods in 2009.

We anticipate our net interest margin will stabilize and improve over the next six months. However, improvement is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three months ended September 30, 2010 was $18.4 million compared to $9.3 million in the same period of 2009. Net charge-offs for the third quarter of 2010 were $19.9 million compared to net charge-offs of $2.9 million for the same period in 2009. The provision for the nine months ended September 30, 2010 and 2009 was $26.4 million and $20.5 million, respectively. Annualized net charge-offs as a percentage of average loans were 9.67% for the three months ended September 30, 2010 compared to 1.18% for the same period in 2009. Our peer group’s average (as reported in the June 30, 2010 Uniform Bank Performance Report) was 1.23%.

The increase in our provision for loan and lease losses on a quarterly and year-to-date basis in 2010 compared to the same periods in 2009 resulted from our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of impaired, past due, charged-off, classified and non-performing loans, as well as increased environmental risk factors due to the general economic conditions. As of September 30, 2010, we determined our allowance of $25.3 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We will reanalyze the allowance for loan and lease losses on at least a quarterly basis, and the next review will be at December 31, 2010, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio. As the determination of provision expense is a function of calculations made to determine our allowance for loan and lease losses, these quarterly credit quality assessments will also determine our provision expense. As these credit quality assessments are currently in process for the fourth quarter of 2010, we cannot accurately estimate our provision expense for the quarter-ended December 31, 2010.

Noninterest Income

Noninterest income totaled $2.4 million for the third quarter of 2010, a decrease of $333 thousand, or 12.2%, from the same period in 2009. On a year-to-date basis, noninterest income totaled $7.3 million, a decrease of $566 thousand, or 7.2%, from the 2009 level. The quarterly and year-to-date declines are primarily a result of lower deposit fees.

The following table presents the components of noninterest income for the periods ended September 30, 2010 and 2009.

NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Percent Change	2009	2010	Percent Change	2009
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$719	-21.2%	$913	$2,277	-14.6%	$2,666
Service charges on deposit accounts	232	-14.4%	271	722	-13.5%	835
Point-of-sale (POS) fees	322	10.7%	291	948	14.8%	825
Bank-owned life insurance income	251	—%	251	754	—%	754
Mortgage loan and related fees	319	-17.1%	385	704	-14.7%	826
Trust fees	190	-0.5%	191	567	5.6%	537
Gain on sale of available for sale securities	—	—%	—	57	100.0%	—
Other income	371	-14.7%	435	1,237	-10.9%	1,389

Total noninterest income	$2,404	-12.2%	$2,737	$7,266	-7.2%	$7,832

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds fees, were $951 thousand for the third quarter of 2010, a decrease of $233 thousand, or 19.7%, from the same period in 2009. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.

Point-of-sale fees increased 10.7% and 14.8% to $322 thousand and $948 thousand for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.

Bank-owned life insurance income was $251 thousand and $754 thousand for the three and nine months ended September 30, 2010, respectively. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was 5.88% through September 30, 2010.

Mortgage loan and related fees for the third quarter of 2010 decreased $66 thousand, or 17.1%, to $319 thousand compared to $385 thousand in the third quarter of 2009. For the nine months ended September 30, 2010, mortgage income decreased $122 thousand, or 14.7%, compared to the same period in 2009. As discussed in Note 13 to our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated in the secondary market totaled $15.6 million and $33.4 million for the three and nine months ended September 30, 2010, respectively. Mortgages sold in the secondary market for the three and nine months ended September 30, 2010 totaled $14.9 million and $31.2 million, respectively. Mortgages originated in the secondary market totaled $15.0 million and $51.0 million for the three and nine months ended September 30, 2009, respectively. Mortgages sold in the secondary market for the three and nine months ended September 30, 2009 totaled $17.9 million and $51.6 million, respectively. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.

Trust fees were consistent for the three months ended September 30, 2010 compared to the same period in 2009 and increased $30 thousand for the nine months ended September 30, 2010 compared to the same period in 2009. As of September 30, 2010, our trust and wealth management department had 471 accounts with assets held under management of $204.9 million compared to 427 accounts with assets held under management of $182.8 million as of September 30, 2009. For the fourth quarter of 2010 and into 2011, we anticipate higher trust fees as marketing campaigns are underway to increase the number of trust accounts.

Other income for the third quarter of 2010 was $371 thousand compared to $435 thousand for the same period in 2009. For the nine months ended September 30, 2010, other income decreased $152 thousand to $1.2 million compared to the same period in 2009. The components of other income primarily consist of ATM fee income, gains on sales of other real estate owned (OREO) and repossessions, underwriting revenue, and safe deposit box fee income.

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2010 totaled $12.5 million and $34.2 million, respectively, compared to $37.4 million and $56.7 million for the respective periods in 2009. Both periods in 2009 included a goodwill impairment of $27.2 million. Excluding the 2009 goodwill impairment, noninterest expense increased $2.3 million, or 22.6%, for the three months ended September 30, 2010. On a year-to-date basis, noninterest expense, excluding the 2009 goodwill impairment, increased $4.6 million in 2010 compared to 2009. The quarterly and year-to-date increases are primarily due to higher levels of write-downs on OREO properties and repossessions as well as higher FDIC insurance assessments and professional fees.

The following table represents the components of noninterest expense for the three and nine month periods ended September 30, 2010 and 2009.

NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Percent Change	2009	2010	Percent Change	2009
	(in thousands, except percentages)
Salaries & benefits	$4,787	-2.4%	$4,903	$14,438	-5.7%	$15,303
Occupancy	908	6.0%	857	2,633	1.0%	2,606
Furniture and equipment	522	-17.9%	636	1,554	-19.0%	1,919
FDIC insurance	1,044	137.8%	439	2,581	86.1%	1,387
Professional fees	936	66.5%	562	2,344	79.3%	1,307
Write-downs on other real estate owned and repossessions	1,575	1,212.5%	120	2,715	435.5%	507
Losses on other real estate owned and repossessions	88	-40.9%	149	763	163.1%	290
OREO and repossession holding costs	356	7.6%	331	1,269	97.0%	644
Data processing	354	-8.5%	387	1,089	0.7%	1,081
Communications	184	9.5%	168	476	-5.0%	501
Impairment of goodwill	—	-100.0%	27,156	—	-100.0%	27,156
Intangible asset amortization	116	-8.7%	127	349	-10.7%	391
Printing & supplies	91	-12.5%	104	267	-11.6%	302
Advertising	35	-53.3%	75	121	-41.0%	205
Other expense	1,516	12.4%	1,349	3,565	14.4%	3,116

Total noninterest expense	$12,512	-66.5%	$37,363	$34,164	-39.8%	$56,715

Salaries and benefits for the third quarter of 2010 decreased $116 thousand, or 2.4%, compared to the same period in 2009 and $865 thousand, or 5.7%, on a year-to-date basis. The decrease in salaries and benefits is primarily related to reductions in staffing. As of September 30, 2010, we had 325 full time equivalent employees compared to 348 as of September 30, 2009. We currently operate 37 full-service banking offices.

Occupancy expense for the third quarter and year-to-date period of 2010 was comparable to the same periods in 2009. As of September 30, 2010, we leased nine facilities and the land for five branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $114 thousand, or 17.9%, and $365 thousand, or 19.0%, respectively, primarily due to lower equipment depreciation expense.

FDIC deposit premium insurance increased $605 thousand and $1.2 million to $1.0 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. For the fourth quarter of 2010 and into 2011, we anticipate FDIC insurance to be comparable to the third quarter expense.

Professional fees increased $374 thousand for the third quarter of 2010 compared to the same period in 2009 and $1.0 million on a year-to-date basis. The increase is primarily due to consulting costs related to complying with the Consent Order, as well as additional legal costs associated with higher levels of non-performing assets. Professional fees include fees related to investor relations, outsourcing compliance and internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.

Write-downs on OREO and repossessions increased $1.5 million and $2.2 million for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if indications exist that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs for the remainder of 2010 and 2011 are dependent on real estate market conditions and our ability to liquidate properties.

Losses on OREO and repossessions totaled $88 thousand and $763 thousand for the three and nine months ending September 30, 2010, respectively, compared to $149 thousand and $290 thousand for the same periods in 2009. We anticipate increases in losses as nonperforming assets continue to increase as we seek to liquidate existing properties and repossessions in a timely manner.

OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs increased $25 thousand and $625 thousand for the three and nine months ended September 30, 2010 compared to the same periods in 2009. We anticipate the level of holding costs to remain elevated for the remainder of 2010 and into 2011.

Data processing fees decreased 8.5% for the third quarter of 2010 compared to the same period in 2009 and were comparable on a year-to-date basis. The monthly fees associated with data processing are typically based on transaction volume.

We anticipate communications, printing and supplies and advertising expenses to remain stable or decline for the remainder of 2010 and 2011 as we continue to reduce discretionary expenses.

Intangible asset amortization expense decreased $11 thousand, or 8.7%, in the third quarter of 2010 compared to the same period in 2009 and decreased 10.7% on a year-to-date basis. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over an estimated useful life of ten years. We anticipate further decreases in amortization expense for the fourth quarter of 2010 and into 2011.

Our policy was to assess goodwill for impairment on an annual basis or between annual assessments if an event occurred or circumstances changed that would more likely than not reduce the fair value of goodwill below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting guidance required us to estimate the fair value in making the assessment of impairment at least annually. We engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill as of September 30, 2009. The firm utilized two separate valuation methodologies and compared the results of each methodology in order to determine the fair value of the goodwill associated with our prior acquisitions. The impairment testing is a two-step process. Step 1 compares the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, Step 2 is performed. Step 2 involves a process similar to business combination accounting in which fair values are assigned to all assets, liabilities and other (non-goodwill) intangibles. The result of Step 2 is the implied fair value of goodwill. If the implied fair value of goodwill is below the recorded goodwill amount, an impairment charge is recorded for the difference.

The results of the third-party goodwill assessment for 2009 indicated a full impairment and therefore we recorded a $27.2 million goodwill impairment as of September 30, 2009. The impairment was primarily a result of the continuing economic downtown and its implication on bank valuations. The one-time, non-cash accounting adjustment had no impact on cash flows, liquidity, tangible capital or our ability to conduct business. Additionally, as goodwill is excluded from regulatory capital, the impairment had no impact on the regulatory capital ratios of First Security or FSGBank.

Income Taxes

As of September 30, 2010, we recorded a $17.4 million deferred tax valuation allowance to reduce our net deferred tax assets to an amount that we consider realizable. The remaining net deferred tax asset is anticipated to be realized through available carryback tax periods. A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years as well as current business trends. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit.

For the three and nine months ended September 30, 2010, recording the valuation allowance resulted in income tax expense of $9.4 million and $6.5 million, respectively. For the three and nine months ended September 30, 2009, we recorded income tax benefits of $4.9 million and $7.3 million, respectively.

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.2 billion at September 30, 2010, $1.4 billion at December 31, 2009 and $1.2 billion at September 30, 2009. For the fourth quarter of 2010 and into 2011, we anticipate that our total assets will continue to decline as brokered deposits mature and are funded with our current interest bearing cash. Due to the economic recession, we anticipate loan demand to continue to remain low.

Loans

Our active efforts to reduce certain credit exposures and their related balance sheet risk, as well as the effects of the economic recession, have resulted in declining loan balances. Year-to-date, loans contracted by $174.6 million, or 18.3%. From September 30, 2009 to September 30, 2010, our loans declined by $186.9 million, or 19.4%.

The following table presents our loan portfolio by type.

LOAN PORTFOLIO

				Percent change from
	September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2009	September 30, 2009
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$258,579	$281,354	$284,811	-8.1%	-9.2%
Commercial	236,991	259,819	233,692	-8.8%	1.4%
Construction	101,870	153,144	176,570	-33.5%	-42.3%
Multi-family and farmland	37,816	37,960	37,461	-0.4%	0.9%

	635,256	732,277	732,534	-13.2%	-13.3%
Commercial loans	91,637	146,016	148,473	-37.2%	-38.3%
Consumer installment loans	37,884	48,927	51,866	-22.6%	-27.0%
Leases, net of unearned income	10,139	19,730	24,679	-48.6%	-58.9%
Other	2,502	5,068	6,743	-50.6%	-62.9%

Total loans	777,418	952,018	964,295	-18.3%	-19.4%
Allowance for loan and lease losses	(25,320)	(26,492)	(25,686)	-4.4%	-1.4%

Net loans	$752,098	$925,526	$938,609	-18.7%	-19.9%

Year-to-date, the largest declining loan balances were commercial loans of $54.4 million, or 37.2%, construction and land development loans of $51.3 million, or 33.5%, commercial real estate loans of $22.8 million, or 8.8%, and residential 1-4 family loans of $22.8 million, or 8.1%. Comparing September 30, 2010 to September 30, 2009, the largest declining loan balances were construction and land development loans of $74.7 million, or 42.3%, commercial loans of $56.8 million, or 38.3%, and residential 1-4 family loans of $26.2 million, or 9.2%.

We will continue to extend prudent loans to credit-worthy consumers and businesses. However, due to the current economic environment, we anticipate our loans may remain stable or possibly decline in the near term. Funding of future loans may be restricted by our ability to raise core deposits, although we may use alternative funding sources, if available, necessary and cost effective. Loan growth may also be restricted by the necessity for us to maintain appropriate capital and liquidity levels.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared jointly by our accounting and credit administration departments and presented to our Board of Directors or the Directors’ Loan Committee on at least a quarterly basis. Based on our analysis, we may determine that our provision expense needs to increase or decrease in order for us to remain adequately reserved for probable loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.

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

For specifically impaired loans, one of three methods may be used to determine the impairment: (1) the present value of future cash flow, (2) the fair value of collateral or (3) an observable market price for the loan. For loans that are determined to be collateral-dependent, the fair value of the collateral is the required impairment method. Additionally, an impairment on a collateral-dependent loan is required to be charged-off in the period the impairment is determined. During the third quarter of 2010, management, in consultation with bank regulators, identified various loan relationships that had previously been evaluated utilizing the present value of future cash flow that were more appropriately evaluated as collateral-dependent relationships as of September 30, 2010. Changing the impairment method on these relationships resulted in a significant number of charge-offs during the third quarter of 2010. Additionally, the third quarter 2010 impairment analysis of one commercial loan relationship resulted in a $9.5 million charge-off. The underlying financial condition of the borrower was unable to support the unsecured portion of this relationship and therefore, the entire unsecured portion was charged-off. For the three months ended September 30, 2010, we recorded $20.2 million in charge-offs.

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2010 and 2009. The provision for loan and lease losses of $26.4 million in the table below does not include our provision accrual for unfunded commitments of $18 thousand as of September 30, 2010. The reserve for unfunded commitments totals $223 thousand and $199 thousand as of September 30, 2010 and 2009, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the nine months ended September 30,
	2010	2009
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$26,492	$17,385
Provision for loan and lease losses	26,406	20,451

Sub-total	52,898	37,836

Charged-off loans:
Real estate – Residential 1-4 family	1,736	1,090
Real estate – Commercial	1,972	1,505
Real estate – Construction	5,574	1,337
Real estate – Multi-family and farmland	924	58
Commercial loans	15,421	6,985
Consumer installment loans and Other	862	777
Leases, net of unearned income	1,641	691

Total charged-off	28,130	12,443

Recoveries of charged-off loans:
Real estate – Residential 1-4 family	37	25
Real estate – Commercial	153	—
Real estate – Construction	5	10
Real estate – Multi-family and farmland	—	3
Commercial loans	242	142
Consumer installment loans and Other	115	107
Leases, net of unearned income	—	6

Total recoveries	552	293

Net charged-off loans	27,578	12,150

Allowance for loan and lease losses – end of period	$25,320	$25,686

Total loans – end of period	$777,418	$964,295
Average loans	$875,851	$983,492
Net loans charged-off to average loans, annualized	4.20%	1.65%
Provision for loan and lease losses to average loans, annualized	4.02%	2.77%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.26%	2.66%
Non-performing assets	31.97%	53.83%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration and accounting group enables us to allocate the allowance based on risk elements within the portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of September 30, 2010		As of December 31, 2009		As of September 30, 2009
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – Residential 1-4 family	$6,278	33.3%	$5,037	29.6%	$4,751	29.6%
Real estate – Commercial	6,295	30.5%	4,525	27.3%	4,232	24.2%
Real estate – Construction	4,289	13.0%	6,706	16.0%	4,994	18.3%
Real estate – Multi-family and farmland	550	4.9%	766	4.0%	510	3.9%
Commercial loans	6,089	11.8%	6,953	15.4%	6,946	15.4%
Consumer installment loans	688	4.9%	1,107	5.1%	1,131	5.4%
Leases, net of unearned income	1,100	1.3%	1,386	2.1%	3,053	2.5%
Other	31	0.3%	12	0.5%	69	0.7%

Total	$25,320	100.0%	$26,492	100.0%	$25,686	100.0%

[1]	Represents the percentage of loans in each category to total loans.

Over the last twelve to eighteen months, our asset quality deteriorated and the allowance as a percentage of total loans significantly increased as a result of the economic downturn and the associated decline in real estate values. Over the last twelve months, the allowance as a percentage of total loans increased from 2.66% to 3.26% as of September 30, 2010.

From September 30, 2009 to September 30, 2010, the allowance declined by $366 thousand. Specific impairments declined by $4.1 million and the decline in loans reduced the allowance by an additional $3.3 million. Offsetting these declines was an increase in the loss factors for the FAS 5 pools. The increased loss factors contributed a net increase of $7.0 million. The considerable charge-offs recorded in the third quarter of 2010 caused the loss factor applied to the FAS 5 pools to significantly increase.

The percentage of classified loans to total loans increased from 14% to 17% from September 30, 2009 to September 30, 2010 as loans secured by real estate continue to migrate through our risk ratings. The decline in real estate values combined with the slowdown in real estate sales has contributed to higher levels of classified real estate secured loans. We consider the following factors in the decision to downgrade a real estate construction loans, including, but not limited to, the decline in the associated collateral value, the length of time the finished home has been on the market, and the borrower’s ability to begin amortizing the loan. In many cases, a downgraded loan may not be past due or involve a borrower missing scheduled payments; a downgraded loan instead indicates a risk of future non-performance, rather than a measure of actual non-performing loans.

We believe that the allowance for loan and lease losses as of September 30, 2010 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-performing Assets

Asset Quality Strategic Initiatives for 2009 and 2010

Our ability to return to profitability is largely dependent on properly addressing and improving our asset quality. At September 30, 2010, our loan portfolio was 60.1% of total assets. Over the past twelve months, we implemented several significant strategies to further address our asset quality, including:

•	Hired a new Chief Credit Officer

•	Restructured and expanded our credit department, including special assets

•	Developed centralized underwriting, document preparation and collections processes

•	Conducted a third-party loan review

•	Hired an experienced special assets officer

•	Outsourced the marketing and sales of residential OREO to market-leading real estate firms, and

•	Expanded our loan review department

During the fourth quarter of 2009, we began the process of restructuring our credit administration department to add additional depth and expertise. Specifically, the credit department is now aligned by line of business for commercial and retail credit with dedicated credit officers and staff supporting each of these portfolios. The chief credit officer serves to support both senior credit officers. As of September 30, 2010, we have successfully hired a chief credit officer, three experienced senior credit officers and two seasoned special assets officers. We anticipate additions to the credit department, including special assets, during the fourth quarter of 2010 through hiring and/or reallocation of existing resources.

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

Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. In the last twelve months, we have added two additional employees to our internal loan review department. For 2010, we are combining the additional internal resources with external assistance to condense the normal 18-month cycle to a 12-month cycle, focusing on a risk-based approach for the 2010 loan reviews.

We believe the above loan review and credit initiatives will enable us to improve our asset quality over time through a more timely recognition of problem relationships. Additionally, we believe the expanded special assets department will allow us to manage the problem relationships in a more efficient and effective manner to ultimately reduce future loan losses.

Asset Quality and Non-Performing Assets Analysis and Discussion

Our asset quality ratios weakened in the third quarter of 2010 compared to year-end and the same period in 2009. As of September 30, 2010, our allowance for loan and lease losses as a percentage of total loans was 3.26%, which is an increase from the 2.78% as of December 31, 2009 and 2.66% as of September 30, 2009. Net charge-offs as a percentage of average loans (annualized) increased to 4.20% from 1.65% for the nine month periods ended September 30, 2010 and 2009, respectively. Non-performing assets as a percentage of total assets was 6.35% as of September 30, 2010, compared to 3.97% for the same period in 2009. As of September 30, 2010, non-performing assets plus loans 90 days past due, increased to $85.2 million, or 6.84% of total assets, from $69.9 million, or 5.16% as of December 31, 2009, and $51.1 million, or 4.25% of total assets as of September 30, 2009.

We believe that overall asset quality may stabilize in 2011. Our special assets department actively collects past due loans and develops action plans for classified and criticized loans and leases. As for managing and marketing repossession and OREO, we are focused on achieving the proper level of balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs with a bias towards liquidation.

Nonperforming assets include nonaccrual loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

NON-PERFORMING ASSETS BY TYPE

	September 30, 2010	December 31, 2009	September 30, 2009
		(restated)
	(in thousands, except percentages)
Nonaccrual loans	$55,083	$45,454	$31,463
Loans past due 90 days and still accruing	6,025	4,524	3,377

Total nonperforming loans	$61,108	$49,978	$34,840

Other real estate owned	$22,888	$16,017	$14,206
Repossessed assets	1,229	3,881	2,050
Nonaccrual loans	55,083	45,454	31,463

Total nonperforming assets	$79,200	$65,352	$47,719

Nonperforming loans as a percentage of total loans	7.86%	5.25%	3.61%
Nonperforming assets as a percentage of total assets	6.35%	4.83%	3.97%
Nonperforming assets plus loans 90 days past due to total assets	6.84%	5.16%	4.25%

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

NONPERFORMING ASSETS – ACTIVITY

	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010	4th Quarter 2009	3rd Quarter 2009
		(restated)	(restated)	(restated)
	(in thousands)
Nonaccrual loans
Beginning balance	$58,339	$50,305	$45,454	$31,463	$26,782
Additions	26,583	15,525	16,701	20,378	11,837
Reductions	(29,839)	(7,491)	(11,850)	(6,387)	(7,156)

Ending balance	$55,083	$58,339	$50,305	$45,454	$31,463

Other real estate owned
Beginning balance	$18,387	$18,933	$16,017	$14,206	$12,930
Additions	7,096	6,274	3,866	4,415	5,599
Reductions	(2,595)	(6,820)	(950)	(2,604)	(4,323)

Ending balance	$22,888	$18,387	$18,933	$16,017	$14,206

Repossessions
Beginning balance	$1,921	$3,466	$3,881	$2,050	$1,473
Additions	727	709	1,383	3,588	1,978
Reductions	(1,419)	(2,254)	(1,798)	(1,757)	(1,401)

Ending balance	$1,229	$1,921	$3,466	$3,881	$2,050

The following table provides the classifications for nonaccrual loans and other real estate owned as of September 30, 2010, December 31, 2009 and September 30, 2009.

NONPERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	September 30, 2010		December 31, 2009		September 30, 2009
	Amount	Units	Amount	Units	Amount	Units
			(restated)
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$30,225	60	$13,706	36	$10,583	15
Residential real estate loans	7,113	58	6,059	52	3,758	32
Commercial real estate loans	7,327	25	6,156	26	2,162	11
Commercial and industrial loans	4,886	31	15,397	38	8,432	25
Commercial leases	3,541	59	2,389	20	5,064	21
Consumer and other loans	1,991	26	1,747	15	1,464	2

Total	$55,083	259	$45,454	187	$31,463	106

Other real estate owned
Construction/development loans	10,510	64	$6,243	37	$6,339	31
Residential real estate loans	7,789	60	5,132	34	3,688	25
Commercial real estate loans	4,589	18	4,642	14	4,179	12

Total	$22,888	142	$16,017	85	$14,206	68

Nonaccrual loans totaled $55.1 million, $45.5 million and $31.5 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of September 30, 2010, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

As of September 30, 2010, nonaccruals increased by $9.6 million, or 21.2%, compared to year-end 2009. During the third quarter of 2010, we recorded charge-offs of $20.2 million on predominantly non-accrual loans. The reduction in nonaccruals during the third quarter of 2010 through the charge-offs were partially offset by new nonaccrual loans. Construction and development nonaccruals increased from $18.1 million as of June 30, 2010 to $30.2 million as of September 30, 2010. The new construction and development nonaccrual loans were predominantly in our Knoxville, TN region. We are actively pursuing the appropriate strategies to reduce the current level of nonaccruals either through longer-term reworks of the credits, charge-offs and/or foreclosure.

Other real estate increased $6.9 million from December 31, 2009 to September 30, 2010, as additions continued to outpace dispositions. During the nine months ended September 30, 2010, we sold twenty-four properties with total proceeds of $4.7 million, resulting in a 100% realization of the carrying value prior to sale and an 84% realization of the original loan balance. We anticipate taking a more aggressive sales approach during the remainder of 2010 to dispose of our current properties, which may lead to a lower realization rate.

Loans 90 days past due and still accruing increased to $6.0 million from $4.5 million at year-end 2009. As of September 30, 2010, two relationships accounted for $3.9 million, or 65%, of the total.

Total nonperforming assets at the end of the third quarter of 2010 were $79.2 million compared to $65.4 million at December 31, 2009 and $47.7 million at September 30, 2009.

Our asset quality ratios were less favorable compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of September 30, 2010 and our UBPR peer group ratios as of September 30, 2010.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	7.86%	3.91%
Nonperforming loans[1] as a percentage of the allowance	241.34%	163.11%
Nonperforming loans[1] as a percentage of equity capital	57.2%	26.64%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	10.50%	5.14%

[1]	Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

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

Available-for-sale securities totaled $155.1 million at September 30, 2010, $143.0 million at December 31, 2009 and $147.2 million at September 30, 2009. At September 30, 2010, the available-for-sale securities portfolio had unrealized net gains of approximately $3.3 million, net of tax. Our securities portfolio at September 30, 2010 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs) and federal agency issued pools.

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$1,865	$14,440	$14,567	$4,454	$35,326
Agency bonds	—	19,294	8,493	—	27,787
Agency issued REMICs	16,158	29,999	2,902	—	49,059
Agency issued mortgage pools	233	29,602	7,136	846	37,817
Other	—	—	—	127	127

Total	$18,256	$93,335	$33,098	$5,427	$150,116

Tax Equivalent Yield	5.11%	3.51%	4.39%	6.07%	3.99%

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

As of September 30, 2010, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of September 30, 2010, gross unrealized losses in our portfolio totaled $62 thousand, compared to $603 thousand and $598 thousand as of December 31, 2009 and September 30, 2009, respectively. The unrealized losses in municipal securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of our impairment assessment, the unrealized losses at September 30, 2010 are considered temporary.

As of September 30, 2010, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of September 30, 2010.

	Book Value	Market Value
	(in thousands)
FHLMC*	$44,306	$45,968
Fannie Mae	$35,594	$32,265
Ginnie Mae	$26,946	$23,211

*	Federal Home Loan Mortgage Corporation

We held no federal funds sold as of September 30, 2010, December 31, 2009 or September 30, 2009. As of September 30, 2010, we held $224.1 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $152.6 million at December 31, 2009 and $5.4 million as of September 30, 2009. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.

As of September 30, 2010, we held $100 thousand in certificates of deposit at other FDIC insured financial institution. At September 30, 2010, we held $25.6 million in bank-owned life insurance, compared to $24.9 million at December 31, 2009 and $24.7 million at September 30, 2009.

Deposits and Other Borrowings

As of September 30, 2010, deposits decreased by 6.0% from December 31, 2009 while increasing by 9.1% from September 30, 2009. Excluding the changes in brokered deposits, our deposits decreased by 7.2% from December 31, 2009 and 4.6% from September 30, 2009. Jumbo CDs decreased by $39.1 million, or 19.2%, from September 30, 2009 and $43.0 million, or 20.7%, from December 31, 2009. Retail CDs decreased by $28.3 million and $28.5 million in the same time periods. The decline in our CD portfolio is partly due to the Consent Order’s rate caps for deposit products. Offsetting the declines was growth in noninterest bearing demand deposits and interest bearing demand deposits which increased 10.3% and 4.2%, respectively. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposit growth is an important tenet to our business strategy.

Brokered deposits increased $130.9 million from September 30, 2009 to September 30, 2010 with the majority of the increase in the fourth quarter of 2009 and first quarter of 2010. We issued approximately $86 million of brokered certificates of deposit in December 2009. The issuance enhanced our liquidity position. During January 2010, we issued an additional $94.5 million in brokered certificates of deposit. Approximately $77 million of the January 2010 funds were used to eliminate our brokered money market account. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network. CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of September 30, 2010, our CDARS® balance consists of $18.4 million in purchased time deposits and $8.8 million in our customers’ reciprocal accounts.

Brokered deposits at September 30, 2010, December 31, 2009 and September 30, 2009 were as follows:

BROKERED DEPOSITS

	September 30, 2010	December 31, 2009	September 30, 2009
	(in thousands)
Brokered deposits –
Brokered certificates of deposits	$302,584	$239,283	$98,932
Brokered money market accounts	—	76,749	75,616
Brokered NOW accounts	—	514	1,646
CDARS®	27,147	23,204	22,621

Total	$329,731	$339,750	$198,815

As discussed in Note 3 to our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last twelve months was in part to ensure we have adequate funding to meet our short-term contractual obligations. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits. The table below is a maturity schedule for our brokered deposits.

BROKERED DEPOSITS – BY MATURITY

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$—	$32,025	$12,414	$42,847	$215,298
CDARS®	14,892	5,006	—	5,781	1,468

Total	$14,892	$37,031	$12,414	$48,628	$216,766

As of September 30, 2010, December 31, 2009 and September 30, 2009, we had no Federal funds purchased.

Securities sold under agreements to repurchase with commercial checking customers were $7.7 million as of September 30, 2010, compared to $7.9 million and $10.5 million as of December 31, 2009 and September 30, 2009, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012. For the nine months ended September 30, 2010 and 2009, we paid a fixed rate of 3.93% for the structured repurchase agreement. The agreement in callable on a quarterly basis.

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans equal to at least 315% of outstanding advances. We also use FSGBank’s borrowing capacity at the FHLB to purchase a letter of credit that we pledged to the State of Tennessee Bank Collateral Pool. The letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio. As of September 30, 2010 and December 31, 2009, we had no significant advances from the FHLB. As of September 30, 2009, we had a $7.6 million short-term advance from FHLB.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees and cash dividends from FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $956 thousand as of September 30, 2010, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, stockholder relations and holding company operations. As discussed in Note 3 to our consolidated financial statements, the Written Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. Subsequent to September 30, 2010, we received authorization to pay management fees for the months of September and October 2010.

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

As of September 30, 2010, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $223.4 million. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of September 30, 2010, the unused borrowing capacity (using 1-4 family residential mortgage) for FSGBank at FHLB was $25.6 million. FHLB maintains standards for loan collateral files. Therefore, our borrowing capacity may be restricted if our collateral files have exceptions.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter-end, we had $10.2 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business.

Historically, we have utilized brokered deposits to provide an additional source of funding. As of September 30, 2010, we had $302.6 million in brokered certificates of deposit outstanding with a weighted average remaining life of approximately 31 months, a weighted average coupon rate of 2.60% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.85%. Our CDARS® product had $27.1 million at September 30, 2010, with a weighted average coupon rate of 2.15% and a weighted average life of approximately 6 months. Our certificates of deposit greater than $100 thousand were generated in FSGBank’s communities and are considered relatively stable. As discussed in Note 3 to our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

We believe that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $142.6 million and $14.6 million, respectively, at September 30, 2010. The following table illustrates our significant contractual obligations at September 30, 2010 by future payment period.

CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$302,886	$72,888	$4,503	$—	$380,277
Brokered certificates of deposit	(1)	44,439	146,137	105,241	6,767	302,584
CDARS®	(1)	19,898	6,792	457	—	27,147
Federal funds purchased and securities sold under agreements to repurchase	(2)	7,676	10,000	—	—	17,676
FHLB borrowings	(3)	—	3	—	—	3
Operating lease obligations	(4)	904	1,207	927	4,595	7,633
Commitments to fund affordable housing investments	(5)	1,340	—	—	—	1,340
Note payable	(6)	16	35	27	—	78

Total		$377,159	$237,062	$111,155	$11,362	$736,738

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

Net cash from operations declined by $13.8 million comparing the nine months ended September 30, 2010 to the same period in 2009. The decline is primarily related to less net earnings after adjusting for the significant non-cash items, including the deferred tax valuation allowance, the provision expense and the goodwill impairment. Net cash from investing activities increased from $21.2 million for the nine months ended September 30, 2009 to $57.9 million for the same period in 2010. The decline in loans is the primary reason for the increased cash from investment activities. Net cash used in financing activities increased $29.0 million from $41.7 million to $70.7 million comparing the nine months ended September 30, 2009 to the same period in 2010. The preferred stock issuance of $33.0 million in 2009 is the primary difference between the two periods.

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

Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. We recognized a total of $1.5 million in interest income for the nine months ended September 30, 2010.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2010[1]	2011	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$80	$219	$62	$361
Accretion of gain from 2009 terminated swaps	$410	$1,628	$1,272	$3,310

[1]	Represents the gain accretion for October 1, 2010 to December 31, 2010. Excludes the amounts recognized in the first nine months of 2010.

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

The following table presents the cash flow hedges as of September 30, 2010.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$3,386	$38	$3	$23	Various

	$3,386	$38	$3	$23

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	$—	$—	$53	June 28, 2011
Interest rate swap	20,000	—	—	40	June 28, 2011
Interest rate swap	35,000	—	—	145	June 28, 2012
Interest rate swap	25,000	—	—	1,092	October 15, 2012
Interest rate swap	25,000	—	—	1,092	October 15, 2012

	$130,000	$—	$—	$2,422

[1]

The $2.4 million of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2010, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of September 30, 2010.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)

Hedging Instrument:

Forward contracts	$3,386	Other assets	$35	Other liabilities	N/A	Noninterest income – other	$(35)

Hedged Items:

Loans held for sale	N/A	Loans held for sale	$3,386	N/A	N/A	Noninterest income – other	N/A

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2010 and 2009.

	As of September 30,
	2010	2009
	(in thousands)
Commitments to extend credit	$142,588	$236,692
Standby letters of credit	$14,625	$15,972

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

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. The Consent Order, as described in Note 3 to our consolidated financial statements, requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from the effective date of April 28, 2010 to achieve these ratios. As shown below, FSGBank was not in compliance with the capital requirements. We anticipate both ratios increasing over time as brokered deposits mature and are funded by available cash.

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

September 30, 2010	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.92%	11.65%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	13.19%	12.93%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.62%	7.43%[3]

December 31, 2009
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	12.7%	11.6%
Total capital to risk adjusted assets	n/a	10.0%	8.0%	14.0%	12.8%
Leverage ratio	n/a	5.0%[2]	4.0%	10.6%	9.6%

September 30, 2009
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	13.0%	9.4%
Total capital to risk adjusted assets	n/a	10.0%	8.0%	14.3%	10.7%
Leverage ratio	n/a	5.0%[2]	4.0%	11.1%	8.0%

[1]	FSGBank must achieve and maintain the above capital ratios within 120 days from April 28, 2010.
[2]

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

[3]	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

During 2010, to further preserve our capital resources, our Board of Directors elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock for the first, second and third quarters of 2010. As described in Note 3 to our consolidated financial statements, the Written Agreement between First Security and the Federal Reserve prohibits declaring or paying dividends without prior written consent. Under applicable banking regulations, we do not anticipate declaring or paying a dividend until we return to sustained profitability.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of September 30, 2010, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $6.9 million, or 19.4%, as a result of a 200 basis point decline in rates based on annualizing our financial results through September 30, 2010. The model also predicts a $7.4 million increase in net interest income, or 20.7%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by ALCO. The following chart reflects our sensitivity to changes in interest rates as of September 30, 2010. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK

INCOME SENSITIVITY SUMMARY

AS OF SEPTEMBER 30, 2010

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)

Annualized net interest income[1]	$28,787	$35,695	$43,075
Dollar change net interest income	(6,908)	—	7,380
Percentage change net interest income	(19.35)%	0.00%	20.68%

[1]	Annualized net interest income is a twelve month projection based on year-to-date results.

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

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective.

As previously disclosed in First Security’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on October 29, 2010, subsequent to filing the June 30, 2010 Quarterly Report on Form 10-Q and a change in personnel responsible for First Security’s other real estate owned, First Security determined that certain write-downs associated with other real estate owned were not recorded in the appropriate accounting periods. Upon completion of First Security’s internal review, the primary regulator of First Security’s wholly-owned subsidiary bank verified the findings as part of its ongoing annual safety and soundness examination. First Security has been requested to file amended Call Reports with the FDIC and amended FR Y-9C and FR Y-9LP reports with the Federal Reserve, for December 31, 2009, March 31, 2010 and June 30, 2010 to reflect the findings.

In connection with these regulatory restatements, First Security’s Audit/Corporate Governance Committee determined that the impacted SEC filings should not be relied upon. Accordingly, First Security is amending the December 31, 2009 Form 10-K, the March 31, 2010 Form 10-Q and the June 30, 2010 Form 10-Q. The Audit/Corporate Governance Committee also determined that a material weakness existed in the Company’s internal control over financial reporting during the relevant periods. First Security identified certain control deficiencies in its administration of other real estate owned, including the timely identification of charge-offs and write-downs. These control deficiencies were related to the lack of separation of duties and violations of First Security policy.

In response to these control deficiencies, First Security has implemented certain changes to its internal control over financial reporting which include: broadened segregation of duties; intensified management oversight and analysis of other real estate owned accounts; and expanded documentation and approval procedures for other real estate owned appraisals. In addition, management has instituted a program to require periodic testing of these changes. First Security believes that these measures will appropriately address the material weakness related to the issues described above.

First Security made no other changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, “item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our prior filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risks supplement the risk factors previously identified in our prior filings. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We are not currently in compliance with the capital requirements contained in our Order and may need to raise capital to comply, but that capital may not be available when it is needed or it could be dilutive to our existing stockholders, which could adversely affect our financial condition and our results of operations.

The Order required the Bank to, within 120 days of the effective date of the Order, achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of September 30, 2010, the Bank’s total risk-based capital ratio was approximately 12.93 percent and its leverage ratio was approximately 7.43 percent. The Company is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. If we need to raise additional capital, there is no guarantee that we will be able to borrow funds or successfully raise capital at all or on terms that are favorable or otherwise not dilutive to existing stockholders. If we cannot raise additional capital when needed, our ability to operate or expand our business could be materially impaired.

The failure to satisfy the capital requirements of the Order could result in further enforcement actions by the OCC. In addition, the OCC may require that the Bank develop a plan to sell, merge or liquidate the Bank. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or that efforts to comply with the Order will not have adverse effects on the operations and financial condition of the Company and the Bank.

We are subject to an Agreement that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

On September 7, 2010, First Security entered into a Written Agreement with the Federal Reserve Bank of Atlanta. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. Pursuant to the Agreement, the Company will be prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. In addition, pursuant to the Agreement, without the prior written consent of regulators, the Company is prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; incurring, increasing or guaranteeing any debt; redeeming any shares of the Company’s common stock. The Company will also provide quarterly written progress reports to the Federal Reserve. Within 60 days of the Agreement, the Company will submit to the Federal Reserve a written plan designed to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.

Any material failure to comply with the provisions of the Agreement could result in further enforcement actions by the Federal Reserve. While the Company intends to take such actions as may be necessary to comply with the requirements of the Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Agreement, or that efforts to comply with the Agreements, particularly the limitations on dividend payments, will not have adverse effects on the operations and financial condition of the Company and the value of our common stock.

ITEM 3.	Defaults Upon Senior Securities

As previously disclosed, First Security has decided to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At September 30, 2010, First Security had unpaid preferred stock dividends in arrears of $1.4 million. If First Security misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to First Security’s board of directors until all accrued but unpaid dividends have been paid. First Security has deferred the February, May and August 2010 dividend payments as of September 30, 2010.

ITEM 6.	EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

10.1	Written Agreement between First Security Group, Inc. and the Federal Reserve Bank of Atlanta, dated September 7, 2010[1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

[1]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 9, 2010	/S/ RODGER B. HOLLEY
Rodger B. Holley
Chairman & Chief Executive Officer

November 9, 2010	/S/ WILLIAM L. LUSK, JR.
William L. Lusk, Jr.
Secretary, Chief Financial Officer & Executive Vice President