Form 10-K/A
period 2009-12-31
FIRST SECURITY GROUP INC/TN
filed 2010-11-16
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT No. 2)

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
None.

EXPLANATORY NOTE

As described in a Current Report on Form 8-K filed October 28, 2010 and as discussed in Note 2 of the consolidated financial statements included herein, First Security Group, Inc. (the Company) is filing amendments to its Annual Report on Form 10-K for the annual period ended December 31, 2009, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, and the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (collectively “the restatements”) to amend and restate its financial statements and other financial information to reflect the appropriate timing and recognition of charge-offs and write-downs associated with other real estate owned. While the changes were not quantitatively material, the restatements will ensure consistency with the Company’s publicly available financial information.

Subsequent to filing the June 30, 2010 Quarterly Report on Form 10-Q and a change in personnel responsible for the Company’s other real estate owned, the Company determined that certain write-downs associated with other real estate owned were not recorded in the appropriate accounting periods. Upon completion of the Company’s internal review, the primary regulator of the Company’s wholly-owned subsidiary bank, FSGBank, N.A. (the “Bank”), verified the findings as part of its ongoing annual safety and soundness examination. The Bank has been requested to file amended Call Reports with the FDIC and the Company to file amended FR Y-9C and FR Y-9LP reports with the Federal Reserve, for December 31, 2009, March 31, 2010 and June 30, 2010 to reflect the findings.

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment No. 2”) of First Security Group, Inc. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Form 10-K”), as amended by Amendment No. 1 to the Annual Report on Form 10-K/A that was filed with the SEC on April 30, 2010 (the “Amendment No. 1”). Except as described in this explanatory note, no other information in the Original Form 10-K or Amendment No. 1 is being modified or amended by this Amendment No. 2, and this Amendment No. 2 does not otherwise reflect events occurring after March 16, 2009, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K, Amendment No. 1 and the Registrant’s other filings with the SEC. This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Items 1, 1A, 6, 7, 8, 9A, and 15), the signature page, an updated consent from Joseph Decosimo and Company, PLLC, and the certifications required to be filed as exhibits to this Amendment No. 2.

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

•

Focus On Strong Capital and Liquidity. In light of the economic recession and the potential impact it may have on FSGBank, we have focused our efforts on strengthening our capital and liquidity ratios. In January 2009, we issued $33 million in preferred stock to the U.S. Department of the Treasury (the

“Treasury”) along with a warrant for 823,627 shares of our common stock, through the Capital Purchase Program (“CPP”). The Company downstreamed $25.0 million to FSGBank in October 2009 in order to further solidify our comparatively strong capital position. Our consolidated tier 1 capital to risk-weighted assets ratio, total risk-based capital to risk-weighted assets ratio and tier 1 leverage ratio were 12.7%, 13.9%, and 10.6%, respectively as of December 31, 2009.

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

Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans among our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier 1 capital. At December 31, 2009, our legal lending limit was approximately $18.1 million. In addition, we have established a “house” limit of $10 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (ALLL) represents one of the most significant estimates in our financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, FSGBank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The allowance for loan and lease losses, and our methodology for calculating the allowance, are fully described in Note 1 to our consolidated financial statements under “Allowance for Loan and Lease Losses” on page 87, and in the “Management’s Discussion and Analysis—Statement of Financial Condition—Allowance for Loan and Lease Losses” section on pages 57 through 63.

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

We incurred a net loss available to common stockholders of $35.4 million, or $2.28 per share, for the year ended December 31, 2009, due primarily to goodwill impairment and credit losses and associated costs, including a significant provision for loan losses. Although we have taken steps to reduce our credit exposure, we likely will continue to have a higher than normal level of non-performing assets and charge-offs into 2010, which would continue to adversely impact our overall financial condition and results of operations.

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

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan and lease losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements under “Allowance for Loan and Lease Losses” on page 87, and in the “Management’s Discussion and Analysis—Statement of Financial Condition—Allowance for Loan and Lease Losses” section on pages 57 through 63. In general, an increase in the allowance for loan and lease losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.

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

We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan and lease losses as part of FSGBank’s credit functions. Our allowance for loan and lease losses increased from 1.72% of total loans at December 31, 2008 to 2.78% at December 31, 2009. We recorded a provision for loan losses during the year ended December 31, 2009 of approximately $25.4 million, which was significantly higher than in previous periods. We charged-off approximately $16.3 million in loans, net of recoveries, during the year ended December 31, 2009, which was also significantly higher than in previous periods. We will likely experience additional classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the current downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities. Further, there can be no assurance that our allowance for loan and lease losses at December 31, 2009 will be sufficient to cover future credit losses.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers, and as of December 31, 2009, we had $153.2 million in such loans outstanding, representing 114.2% of FSGBank’s total risk-based capital. These land acquisition and development, and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Approximately $153.1 million of this portfolio consists of loans for which the related property is neither pre-sold nor pre-leased, which creates additional market risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio are likely to increase during 2010, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

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

At December 31, 2008, we had a total of $7.1 million of OREO, and at December 31, 2009, we had a total of $15.3 million of OREO, reflecting a $8.2 million increase over the past twelve months. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the on-going economic downturn, the amount of OREO may continue to increase in the coming months. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and changed economic conditions. As a result, there has been substantial concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2009, our non-performing assets had increased to $64.6 million, or 4.78% of our total assets, as compared to $27.3, or 2.14% as of December 31, 2008. Furthermore, the housing and the residential mortgage markets continue to experience a variety of difficulties and changed economic conditions.

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

PART II

Item 6.	Selected Financial Data

Our selected financial data is presented below as of and for the years ended December 31, 2005 through 2009. The selected financial data presented below as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 40. The selected financial data as of December 31, 2007, 2006 and 2005 and for the two years ended December 31, 2006 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” on page 36.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(restated)
	(in thousands, except per share amounts and full-time equivalent employees)
Earnings:
Net interest income	$42,209	$45,227	$48,922	$47,982	$40,441
Provision for loan and lease losses	$25,404	$15,753	$2,155	$2,184	$2,922
Non-interest income	$10,335	$11,682	$11,300	$10,617	$8,847
Non-interest expense	$68,847	$40,382	$41,441	$40,017	$35,373
Dividends and accretion on preferred stock	$1,954	$—	$—	$—	$—
Net (loss) income available to common stockholders, before extraordinary items	$(35,409)	$1,361	$11,356	$11,112	$7,396
Extraordinary items, net of tax	$—	$—	$—	$—	$2,175

Net (loss) income available to common stockholders	$(35,409)	$1,361	$11,356	$11,112	$9,571

Earnings—Normalized
Non-interest expense, excluding goodwill impairment	$41,691	$40,382	$41,441	$40,017	$35,373
Net (loss) income available to common stockholders before extraordinary items, excluding goodwill impairment	$(10,647)	$1,361	$11,356	$11,112	$7,396

Per Share Data:
Net (loss) income before extraordinary items, basic	$(2.28)	$0.08	$0.67	$0.64	$0.51
Net (loss) income, basic	$(2.28)	$0.08	$0.67	$0.64	$0.65
Net (loss) income before extraordinary items, diluted	$(2.28)	$0.08	$0.66	$0.63	$0.50
Net (loss) income, diluted	$(2.28)	$0.08	$0.66	$0.63	$0.64
Cash dividends declared on common shares	$0.08	$0.20	$0.20	$0.13	$0.03
Book value per common share	$6.69	$8.78	$8.80	$8.15	$7.84
Tangible book value per common share	$6.57	$6.98	$6.99	$6.39	$6.00

Per Share Data—Normalized:
Net (loss) income before extraordinary items, excluding goodwill impairment, basic	$(0.68)	$0.08	$0.67	$0.64	$0.51
Net (loss) income before extraordinary items, excluding goodwill impairment, diluted	$(0.68)	$0.08	$0.66	$0.63	$0.50

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(restated)
	(in thousands, except per share amounts and full-time equivalent employees)
Performance Ratios:
Return on average assets[1]	-2.81%	0.11%	0.97%	1.03%	0.83%
Return on average common equity[1]	-25.92%	0.92%	7.75%	7.91%	6.88%
Return on average tangible assets[1]	-2.86%	0.11%	1.00%	1.06%	0.85%
Return on average tangible common equity[1]	-31.00%	1.15%	9.81%	10.22%	8.45%
Net interest margin, taxable equivalent	3.75%	4.07%	4.79%	5.09%	5.15%
Efficiency ratio	131.03%	70.96%	68.81%	68.29%	71.77%
Non-interest income to net interest income and non-interest income	19.67%	20.53%	18.76%	18.12%	17.95%

Performance Ratios—Normalized:
Return on average assets, excluding goodwill impairment[1]	-0.85%	0.11%	0.97%	1.03%	0.83%
Return on average common equity, excluding goodwill impairment[1]	-7.79%	0.92%	7.75%	7.91%	6.88%
Return on average tangible assets, excluding goodwill impairment[1]	-0.86%	0.11%	1.00%	1.06%	0.85%
Return on average tangible common equity, excluding goodwill impairment[1]	-9.32%	1.15%	9.81%	10.22%	8.45%

Capital & Liquidity:
Total equity to total assets	10.43%	11.30%	12.19%	12.82%	13.30%
Tangible equity to tangible assets	10.30%	9.20%	9.93%	10.33%	10.51%
Tangible common equity to tangible assets	7.98%	9.20%	9.93%	10.33%	10.51%
Tier 1 risk-based capital ratio	12.68%	9.85%	10.76%	12.04%	12.09%
Total risk-based capital ratio	13.94%	11.10%	11.81%	13.10%	13.23%
Tier 1 leverage ratio	10.59%	8.74%	9.74%	10.50%	10.62%
Dividend payout ratio	nm	239.02%	30.06%	19.50%	4.61%
Total loans to total deposits	80.50%	93.99%	105.59%	91.93%	86.90%

Asset Quality:
Net charge-offs	$16,273	$9,300	$1,129	$2,215	$2,374
Net loans charged-off to average loans	1.66%	0.93%	0.12%	0.28%	0.36%
Non-accrual loans	$45,454	$18,453	$3,372	$2,653	$1,314
Other real estate owned	$15,312	$7,145	$2,452	$1,982	$1,552
Repossessed assets	$3,881	$1,680	$1,834	$2,231	$1,891
Non-performing assets (NPA)	$64,647	$27,278	$7,658	$6,866	$4,757
NPA to total assets	4.78%	2.14%	0.63%	0.61%	0.46%
Loans 90 days past due	$4,524	$2,706	$2,289	$1,325	$1,042
NPA + loans 90 days past due to total assets	5.11%	2.35%	0.82%	0.72%	0.56%
Non-performing loans (NPL)	$49,978	$21,159	$5,661	$3,978	$2,356
NPL to total loans	5.25%	2.09%	0.59%	0.47%	0.31%
Allowance for loan and lease losses to total loans	2.78%	1.72%	1.15%	1.18%	1.35%
Allowance for loan and lease losses to NPL	53.01%	82.16%	193.53%	250.63%	429.58%

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(restated)
	(in thousands, except per share amounts and full-time equivalent employees)
Period End Balances:
Loans	$952,018	$1,011,584	$953,105	$847,593	$748,659
Intangible assets	$1,918	$29,560	$30,356	$31,341	$32,463
Assets	$1,353,399	$1,276,227	$1,211,955	$1,129,803	$1,040,692
Deposits	$1,182,673	$1,076,286	$902,629	$922,001	$861,507
Common stockholders’ equity	$109,825	$144,244	$147,693	$144,788	$138,389
Total stockholders’ equity	$141,164	$144,244	$147,693	$144,788	$138,389
Common stock market capitalization	$39,075	$75,860	$150,640	$204,796	$171,950
Full-time equivalent employees	347	361	371	369	358
Common shares outstanding	16,418	16,420	16,775	17,762	17,654

Average Balances:
Loans	$977,758	$997,371	$904,490	$796,866	$657,928
Intangible assets	$22,382	$29,948	$30,838	$31,699	$19,924
Earning assets	$1,150,337	$1,132,962	$1,041,078	$960,966	$799,109
Assets	$1,258,662	$1,258,469	$1,165,948	$1,081,375	$866,946
Deposits	$1,057,090	$956,994	$924,587	$887,319	$734,869
Common stockholders’ equity	$136,598	$148,655	$146,582	$140,467	$107,499
Total stockholders’ equity	$166,803	$148,655	$146,582	$140,467	$107,499
Common shares outstanding, basic—wtd	15,550	16,021	16,959	17,315	14,618
Common shares outstanding, diluted—wtd	15,550	16,143	17,293	17,680	14,910

[1]	Performance ratios are calculated using net (loss) income available to common shareholders, before extraordinary items, and excluding the goodwill impairment.

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

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(restated)
	(in thousands, except per share data)
Return on average assets	-2.81%	0.11%	0.97%	1.03%	0.83%
Effect of intangible assets	-0.05%	—	0.03%	0.03%	0.02%

Return on average tangible assets	-2.86%	0.11%	1.00%	1.06%	0.85%

Return on average assets	-2.81%	0.11%	0.97%	1.03%	0.83%
Effect of goodwill impairment	1.96%	—	—	—	—

Return on average assets, excluding goodwill impairment	-0.85%	0.11%	0.97%	1.03%	0.83%
Effect of average intangible assets	-0.01%	—	0.03%	0.03%	0.02%

Return on average tangible assets, excluding goodwill impairment	-0.86%	0.11%	1.00%	1.06%	0.85%

Return on average common equity	-25.92%	0.92%	7.75%	7.91%	6.88%
Effect of goodwill impairment	18.13%	—	—	—	—

Return on average common equity, excluding goodwill impairment	-7.79%	0.92%	7.75%	7.91%	6.88%
Effect on average intangible assets	-1.53%	0.23%	2.06%	2.32%	1.57%

Return on average tangible common equity, excluding goodwill impairment	-9.32%	1.15%	9.81%	10.22%	8.45%

Total equity to total assets	10.43%	11.30%	12.19%	12.82%	13.30%
Effect of intangible assets	-0.13%	-2.10%	-2.26%	-2.49%	-2.79%

Tangible equity to tangible assets	10.30%	9.20%	9.93%	10.33%	10.51%

Effect of preferred stock	-2.32%	—	—	—	—

Tangible common equity to tangible assets	7.98%	9.20%	9.93%	10.33%	10.51%

Non-interest expense	$68,847	$40,382	$41,441	$40,017	$35,373
Effect of goodwill impairment	(27,156)	—	—	—	—

Non-interest expense, excluding goodwill impairment	$41,691	$40,382	$41,441	$40,017	$35,373

Net (loss) income available to common stockholders	$(35,409)	$1,361	$11,356	$11,112	$9,571
Extraordinary gain, net of tax	—	—	—	—	(2,175)
Effect of goodwill impairment, net of $2,394 tax effect	24,762	—	—	—	—

Net (loss) income available to common stockholders before extraordinary gain, excluding goodwill impairment	$(10,647)	$1,361	$11,356	$11,112	$7,396

Total stockholders’ equity	$141,164	$144,244	$147,693	$144,788	$138,389
Effect of preferred stock	(31,339)	—	—	—	—

Common stockholders’ equity	$109,825	$144,244	$147,693	$144,788	$138,389

Average assets	$1,258,662	$1,258,469	$1,165,948	$1,081,375	$866,946
Effect of average intangible assets	22,382	29,948	30,838	31,699	19,924

Average tangible assets	$1,236,280	$1,228,521	$1,135,110	$1,049,676	$847,022

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(restated)
	(in thousands, except per share data)
Average total stockholders’ equity	$166,803	$148,655	$146,582	$140,467	$107,499
Effect of average preferred stock	(30,205)	—	—	—	—

Average common stockholders’ equity	136,598	148,655	146,582	140,467	107,499

Effect of average intangible assets	(22,382)	(29,948)	(30,838)	(31,699)	(19,924)

Average tangible common stockholders’ equity	$114,216	$118,707	$115,744	$108,768	$87,575

Per Share Data
Book value per common share	$6.69	$8.78	$8.80	$8.15	$7.84
Effect of intangible assets	(0.12)	(1.80)	(1.81)	(1.76)	(1.84)

Tangible book value per common share	$6.57	$6.98	$6.99	$6.39	$6.00

Net (loss) income before extraordinary items, basic	$(2.28)	$0.08	$0.67	$0.64	$0.51
Effect of goodwill impairment, net of tax	1.60	—	—	—	—

Net (loss) income before extraordinary items, excluding goodwill impairment, basic	$(0.68)	$0.08	$0.67	$0.64	$0.51

Net (loss) income before extraordinary items, diluted	$(2.28)	$0.08	$0.66	$0.63	$0.50
Effect of goodwill impairment, net of tax	1.60	—	—	—	—

Net (loss) income before extraordinary items, excluding goodwill impairment, diluted	$(0.68)	$0.08	$0.66	$0.63	$0.50

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Restatement and Material Weakness in Internal Controls over Financial Reporting

Subsequent to filing the June 30, 2010 Quarterly Report on Form 10-Q and a change in personnel responsible for OREO, we determined that certain write-downs associated with OREO were not recorded in the appropriate accounting periods. Upon completion of the management’s internal review, the primary regulator of our wholly-owned subsidiary bank, FSGBank, N.A. (Bank), verified the findings as part of its ongoing annual safety and soundness examination. The Bank has been requested to file amended Call Reports with the FDIC and First Security to file amended FR Y-9C and FR Y-9LP reports with the Federal Reserve, for December 31, 2009, March 31, 2010 and June 30, 2010 to reflect the findings.

On October 28, 2010, our Audit/Corporate Governance Committee determined that the previously issued audited consolidated financial statements for the year ended December 31, 2009 and the previously issued unaudited consolidated financial statements for the quarters ended March 31, 2010 and June 30, 2010 should no longer be relied upon. The restatements to these consolidated financial statements reflect the appropriate timing and recognition of charge-offs and write-downs associated with OREO. While the changes were not quantitatively material, the restatements ensure consistency with our publicly available financial information.

Our internal review identified a total of $818 thousand of OREO write-downs that were not reported in the appropriate accounting periods. The internal review also assessed the compliance with our OREO policies. Our policies require an initial appraisal to determine the fair value of the property at the time of foreclosure. The initial fair value becomes the cost basis of the asset. Subsequent to the initial valuation, an updated appraisal is required on at least an annual basis. Our internal review determined that 27 properties were subject to new appraisals during the fourth quarter of 2009 and the first quarter of 2010. Of these properties, two appraisals were received in the fourth quarter of 2009 and the remaining 25 appraisals were received subsequent to March 31, 2010. Additionally, the two appraisals received in the fourth quarter of 2009 indicated write-downs totaling $222 thousand, however, these write-downs were not recorded until after a change in personnel on July 1, 2010. In the opinion of management and the Audit/Corporate Governance Committee, the control deficiencies related to the administration of OREO could have led to a material misstatement of the consolidated financial statements, and thus, we have amended our assessment over internal controls over financial reporting to indicate that a material weakness existed as of December 31, 2009.

We have taken a series of steps designed to improve our control processes. We implemented several changes in our internal control over financial reporting during the third quarter designed to remediate this material weakness, and we believe that these measures will appropriately address the material weakness related to the issues described above.

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

Financial Results

As of December 31, 2009, we had total consolidated assets of $1.4 billion, total loans of $952.0 million, total deposits of $1.2 billion and stockholders’ equity of $141.2 million. In 2009, our net loss available to common stockholders was $35.4 million, resulting in net loss of $2.28 per share (basic and diluted). During

2009, we recognized a goodwill impairment of $27.2 million, or $24.8 million after-tax. Excluding the goodwill impairment, our net loss available to common stockholders was $10.6 million, or $0.68 per share (basic and diluted). The goodwill impairment represents a one-time, non-cash accounting adjustment and has no impact on cash flows, liquidity, tangible capital or our ability to conduct business.

As of December 31, 2008, we had total consolidated assets of $1.3 billion, total loans of $1.0 billion, total deposits of $1.1 billion and stockholders’ equity of approximately $144.2 million. In 2008, our net income was $1.4 million, resulting in basic and diluted net income of $0.08 per share.

Net interest income for 2009 declined by $3.0 million primarily as a result of the reductions to the target federal funds rate by the Federal Reserve Board that began in September 2007 and ended in December 2008. The weighted average target fund rate for 2008 was 1.76% compared to 0.25% for 2009. The provision for loan and lease losses increased $9.6 million as a result of declining asset quality and general economic conditions. Noninterest income decreased by $1.3 million, primarily a result of lower deposit fees and lower mortgage loan and related fee income. Noninterest expense, excluding the goodwill impairment of $27.2 million, increased 3.2%, or $1.3 million. Full-time equivalent employees were 347 at December 31, 2009, compared to 361 at December 31, 2008.

Our efficiency ratio, excluding the goodwill impairment, increased to 79.3% in 2009 versus 70.1% in 2008 and 68.8% in 2007. The efficiency ratio for 2009 increased as a result of the combined $4.4 million decline in net interest income and noninterest income and the increase in noninterest expense. We anticipate our efficiency ratio to stabilize and begin to improve during the second half of 2010 as we focus on enhancing revenue while reducing certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio in second half 2010 is contingent on both macro-economic factors, such as changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.

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

Changes in fair value could materially impact our financial results. Refer to Note 18, “Fair Value Measurements” in the notes to our consolidated financial statements for a discussion of our methodology of calculating fair value.

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

We periodically evaluate our uncertain tax positions and estimate the appropriate level of tax reserves related to each of these positions. Additionally, we evaluate our deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 13, “Income Taxes,” in the notes to our consolidated financial statements as well as the Income Taxes section of MD&A for more information.

Results of Operations

We reported a net loss available to common stockholders for 2009 of $35.4 million versus net income for 2008 of $1.4 million and net income for 2007 of $11.4 million. In 2009, net loss per share was $2.28 (basic and diluted) on approximately 15.6 million weighted average shares outstanding. Excluding the goodwill impairment of $24.8 million after-tax, or $27.2 million before-tax, our net loss was $10.6 million, or $0.68 per share (basic and diluted) for 2009. In 2008, the net income of $1.4 million resulted in net income of $0.08 per share (basic and diluted) on approximately 16.0 million weighted average basic shares and 16.1 million weighted average diluted shares. In 2007, the net income of $11.4 million resulted in basic net income per share of $0.67 on approximately 17.0 million shares and diluted net income per share of $0.66 on approximately 17.3 million weighted average shares outstanding.

Net income available to common shareholders in 2009 was significantly below the 2008 level predominately as a result of the goodwill impairment and higher provision expense. Declining margins also resulted in lower net interest income. As of December 31, 2009, we had 39 banking offices, including the headquarters, one leasing/loan production office and 347 full time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2009	Change From Prior Year	Percent Change	2008	Change From Prior Year	Percent Change	2007	Change From Prior Year	Percent Change
	(restated)	(restated)	(restated)	(in thousands, except percentages)
Interest income	$64,007	$(12,081)	(15.9)%	$76,088	$(7,435)	(8.9)%	$83,523	$8,396	11.2%
Interest expense	21,798	(9,063)	(29.4)%	30,861	(3,740)	(10.8)%	34,601	7,456	27.5%

Net interest income	42,209	(3,018)	(6.7)%	45,227	(3,695)	(7.6)%	48,922	940	2.0%
Provision for loan and lease losses	25,404	9,651	61.3%	15,753	13,598	631.0%	2,155	(29)	(1.3)%

Net interest income after provision for loan and lease losses	16,805	(12,669)	(43.0)%	29,474	(17,293)	(37.0)%	46,767	969	2.1%
Noninterest income	10,335	(1,347)	(11.5)%	11,682	382	3.4%	11,300	683	6.4%
Noninterest expense	68,847	28,465	70.5%	40,382	(1,059)	(2.6)%	41,441	1,424	3.6%

Net (loss) income before income taxes	(41,707)	(42,481)	(5,488.5)%	774	(15,852)	(95.3)%	16,626	228	1.4%
Income tax (benefit) provision	(8,252)	(7,665)	1,305.8%	(587)	(5,857)	(111.1)%	5,270	(16)	(0.3)%

Net (loss) income	(33,455)	(34,816)	(2,558.1)%	1,361	(9,995)	(88.0)%	11,356	244	2.2%
Preferred stock dividends and discount accretion	1,954	1,954	100.0%	—	—	—	—	—	—

Net (loss) income available to common stockholders	$(35,409)	$(36,770)	(2,701.7)%	$1,361	$(9,995)	(88.0)%	$11,356	$244	2.2%

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
	(restated)
	(in thousands, except percentages)
	(fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income[1,2]	$977,758	$57,784	5.91%	$997,371	$69,863	7.00%	$904,490	$77,309	8.55%
Debt securities—taxable	98,797	4,613	4.67%	89,711	4,647	5.18%	90,093	4,545	5.04%
Debt securities—non-taxable [2]	43,134	2,457	5.70%	42,780	2,452	5.73%	43,489	2,493	5.73%
Federal funds sold and other earning assets	30,648	72	0.23%	3,100	49	1.58%	3,005	134	4.46%

Total earning assets	1,150,337	64,926	5.64%	1,132,962	77,011	6.80%	1,041,077	84,481	8.11%

Allowance for loan losses	(20,582)			(12,030)			(10,452)
Intangible assets	22,382			29,948			30,838
Cash & due from banks	15,292			23,280			25,841
Premises & equipment	33,753			34,429			35,799
Other assets	57,480			49,880			42,845

Total assets	$1,258,662			$1,258,469			$1,165,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$61,501	$190	0.31%	$62,911	$327	0.52%	$63,983	$536	0.84%
Money market accounts	126,219	1,567	1.24%	103,137	2,139	2.07%	100,206	2,875	2.87%
Savings deposits	35,986	101	0.28%	35,120	146	0.42%	35,851	293	0.82%
Time deposits less than $100 thousand	244,912	7,183	2.93%	256,664	10,549	4.11%	265,099	13,021	4.91%
Time deposits > $100 thousand	203,052	6,265	3.09%	214,705	9,310	4.34%	216,732	11,147	5.14%
Brokered CDs and CDARS®	157,717	5,317	3.37%	121,736	4,735	3.89%	76,635	3,711	4.84%
Brokered money markets and NOWs	77,683	653	0.84%	4,975	74	1.49%	—	—	—%
Federal funds purchased	335	4	1.19%	23,710	689	2.91%	3,304	173	5.24%
Repurchase agreements	20,828	498	2.39%	34,513	835	2.42%	27,260	734	2.69%
Other borrowings	1,723	20	1.16%	78,108	2,057	2.63%	45,683	2,111	4.62%

Total interest bearing liabilities	929,956	21,798	2.34%	935,579	30,861	3.30%	834,753	34,601	4.15%

Net interest spread		$43,128	3.30%		$46,150	3.50%		$49,880	3.96%

Noninterest bearing demand deposits	150,020			157,746			166,081
Accrued expenses and other liabilities	11,883			16,489			18,532
Stockholders’ equity	160,375			144,622			146,873
Accumulated other comprehensive gain (loss)	6,428			4,033			(291)

Total liabilities and stockholders’ equity	$1,258,662			$1,258,469			$1,165,948

Impact of noninterest bearing sources and other changes in balance sheet composition			0.45%			0.57%			0.83%

Net interest margin			3.75%			4.07%			4.79%

[1]	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during 2009 increased $9.7 million to $25.4 million compared to $15.8 million in 2008 and $2.2 million in 2007. Net charge-offs totaled $16.3 million for 2009, $9.3 million for 2008 and $1.1 million for 2007. Net charge-offs as a percentage of average loans were 1.66% in 2009, 0.93% in 2008 and 0.12% in 2007 and our Bank’s peer group averages (as reported in the December 31, 2009 Uniform Bank Performance Report) were 1.48%, 0.80% and 0.24% in 2009, 2008 and 2007, respectively.

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

Mortgage loan and related fees for 2009 were $1.0 million, compared to $1.4 million in 2008 and $1.6 million in 2007. As discussed in Note 19 to our consolidated financial statements, we began electing the fair value option under applicable accounting guidance to our held for sale loan originations in February 2008. This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights. The recognition of the income is now concurrent with the origination of the loan. We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results. Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting.

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

Noninterest Expense

Total noninterest expense for 2009 was $68.8 million, compared to $40.4 million in 2008 and $41.4 million in 2007. Noninterest expense for 2009 included a full impairment to goodwill of $27.2 million. Excluding this one-time, non-cash expense, noninterest expense for 2009 was $41.7 million. For 2009, increases in FDIC insurance, losses and write-downs on nonperforming assets, professional fees and other expenses offset the savings in salaries and benefits and other expense categories. The following table represents the components of noninterest expense for the years ended December 31, 2009, 2008 and 2007.

Noninterest Expense

	For the Years Ended
	2009	Percent Change	2008	Percent Change	2007
	(restated)
	(in thousands, except percentages)
Salaries and benefits	$20,246	(6.2)%	$21,577	(5.5)%	$22,836
Occupancy	3,418	(2.5)%	3,505	2.2%	3,429
Furniture and equipment	2,473	(19.2)%	3,059	(9.4)%	3,378
Professional fees	2,127	22.0%	1,744	10.6%	1,577
FDIC insurance	1,866	196.7%	629	182.1%	223
Data processing	1,445	(1.2)%	1,463	4.6%	1,399
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	1,924	44.2%	1,334	(5.5)%	1,411
Impairment of goodwill	27,156	100.0%	—	—%	—
Intangible asset amortization	485	(39.1)%	796	(19.2)%	985
Communications	716	(0.6)%	720	(1.9)%	734
Printing and supplies	399	(3.2)%	412	(20.9)%	521
Advertising	278	(25.3)%	372	(18.4)%	456
Other expense	6,314	32.3%	4,771	6.2%	4,492

Total noninterest expense	$68,847	70.5%	$40,382	(2.6)%	$41,441

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

Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets increased $590 thousand, or 44%, from 2008 to 2009. The increase is primarily related to larger write-downs on other real estate owned. Write-downs on other real estate totaled $950 thousand in 2009 compared to $707 thousand in 2008. Losses and write-downs for 2010 are dependent on multiple factors, including the volume of nonperforming assets, as well as changes in the associated market value of those assets.

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

Income Taxes

We recorded income tax benefit of $8.3 million in 2009 compared to a benefit of $587 thousand in 2008 and a tax expense of $5.3 million in 2007. For 2009, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $2.6 million. The goodwill impairment included $20.2 million that was not deductible for tax purposes. Excluding these non-taxable items, our pre-tax 2009 net loss would decrease to approximately $24.1 million, resulting in an effective tax rate of approximately 34%.

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

At December 31, 2009, we have no valuation allowance associated with our deferred tax assets. In evaluating our deferred tax assets, we use all available information, both quantitative and qualitative. A valuation allowance is required when it is “more-likely-than-not” that some or all of the deferred tax assets will not be realized. At December 31, 2009, we have a deferred tax asset of $7.4 million.

Statement of Financial Condition

Our total assets were $1.4 billion at December 31, 2009, an increase of $77.2 million, or 6%, over 2008. The growth occurred in the fourth quarter of 2009, during which total assets increased by over $150 million, as we enhanced our liquidity and locked-in longer term and historically low-cost brokered deposits. At year-end, the excess funds of nearly $150 million were maintained in our interest-bearing account at the Federal Reserve Bank of Atlanta. The increase in deposits was partially offset by a decline in loans and increase in the allowance for loan and lease losses. During 2010, we anticipate funding prudent investment opportunities through growth in core deposits or with our existing cash reserves.

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

Analysis of Changes in Allowance for Loan and Lease Losses

	For the Years Ending December 31,
	2009	2008	2007	2006	2005
	(restated)
	(in thousands, except percentages)
Allowance for loan and lease losses—
Beginning of period	$17,385	$10,956	$9,970	$10,121	$8,312
Provision for loan and lease losses	25,380	15,729	2,115	2,064	2,922
Additions due to business combinations	—	—	—	—	1,261

Sub-total	42,765	26,685	12,085	12,185	12,495

Charged-off loans:
Real estate—residential 1-4 family	1,778	1,492	216	751	164
Real estate—commercial	1,505	—	107	1	97
Real estate—construction	1,801	982	44	24	55
Real estate—multi-family and farmland	58	—	100	12	—
Commercial loans	8,109	3,468	133	943	768
Consumer installment loans and Other	1,217	2,350	575	535	894
Leases, net of unearned Income	2,214	1,227	692	455	900

Total charged-off	16,682	9,519	1,867	2,721	2,878

Recoveries of charged-off loans:
Real estate—residential 1-4 family	35	25	103	47	88
Real estate—commercial	9	—	91	101	1
Real estate—construction	23	1	2	—	12
Real estate—multi-family and farmland	3	6	7	1	3
Commercial loans	166	15	256	83	143
Consumer installment loans and other	167	172	222	269	214
Leases, net of unearned income	6	—	57	5	43

Total recoveries	409	219	738	506	504

Net charged-off loans	16,273	9,300	1,129	2,215	2,374
Allowance for loan and lease losses—end of period	$26,492	$17,385	$10,956	$9,970	$10,121

Total loans—end of period	$952,018	$1,011,584	$953,105	$847,593	$748,659
Average loans	$977,758	$997,371	$940,490	$796,866	$657,928
Net loans charged-off to average loans	1.66%	0.93%	0.12%	0.28%	0.36%
Provision for loan and lease losses to average loans	2.60%	1.58%	0.22%	0.25%	0.44%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.78%	1.72%	1.15%	1.18%	1.35%
Non-performing loans	53.01%	82.16%	193.53%	250.63%	429.58%

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

Asset Quality and Non-performing Assets Analysis and Discussion

Our asset quality ratios weakened in 2009 compared to 2008, although our ratios remained generally consistent with our peer group (see the Asset Quality Ratios table). As of December 31, 2009, our allowance for loan and lease losses as a percentage of total loans was 2.78% compared to 1.72% as of December 31, 2008. Net charge-offs were 1.66% of average loans for 2009 compared to 0.93% for 2008. Non-performing loans to total loans was 5.25% as of year-end 2009 compared to 2.09% as of year-end 2008. Non-performing assets as a percentage of total assets was 4.78% at year-end 2009 compared to 2.14% at year-end 2008. The allowance as a percentage of total non-performing loans was 53.01% as of year-end 2009 compared to 82.16% for 2008.

Non-performing assets include non-accrual loans, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns related to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

Nonperforming Assets

	As of December 31,
	2009	2008	2007	2006	2005
	(restated)
	(in thousands, except percentages)
Nonaccrual loans	$45,454	$18,453	$3,372	$2,653	$1,314
Loans past due 90 days and still accruing	4,524	2,706	2,289	1,325	1,042

Total nonperforming loans	$49,978	$21,159	$5,661	$3,978	$2,356

Other real estate owned	$15,312	$7,145	$2,452	$1,982	$1,552
Repossessed assets	3,881	1,680	1,834	2,231	1,891
Nonaccrual loans	45,454	18,453	3,372	2,653	1,314

Total nonperforming assets	$64,647	$27,278	$7,658	$6,866	$4,757

Nonperforming loans as a percentage of total loans	5.25%	2.09%	0.59%	0.47%	0.31%
Nonperforming assets as a percentage of total assets	4.78%	2.14%	0.63%	0.61%	0.46%
Nonperforming assets and loans 90 days past due to total assets	5.11%	2.35%	0.82%	0.72%	0.56%

The following table provides further information, including classification, for nonaccrual loans and other real estate owned for the past three years, which encompasses the current credit cycle.

Non-Performing Assets—Classification and Number of Units

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Units	Amount	Units	Amount	Units
	(restated)
	(in thousands, except units)
Nonaccrual loans
Construction/development loans	$13,706	36	$9,037	20	$158	2
Residential real estate loans	6,059	52	2,649	10	516	7
Commercial real estate loans	6,156	26	1,991	9	137	1
Commercial and industrial loans	15,397	38	1,228	10	753	2
Commercial leases	2,389	20	3,523	5	1,733	6
Consumer and other loans	1,747	15	25	3	75	2

Total	$45,454	187	$18,453	57	$3,372	20

Other real estate owned
Construction/development loans	$6,023	37	$4,564	27	$1,608	8
Residential real estate loans	4,647	34	1,143	9	215	4
Commercial real estate loans	4,642	14	1,438	4	629	1

Total	$15,312	85	$7,145	40	$2,452	13

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

Other real estate owned increased to $15.3 million as of December 31, 2009 compared to $7.1 million as of December 31, 2008. The $3.2 million increase from year-end 2008 to year-end 2009 in commercial real estate is primarily related to the addition of two commercial real estate buildings totaling $2.2 million and one commercial property totaling $640 thousand. The $1.5 million increase in construction/development loans is primarily driven by increases in volume, as the average value per property is approximately $160 thousand. The increase in residential real estate includes two additions in excess of $500 thousand each totaling $1.2 million with the remaining increase associated with volume increases. Our OREO sales team sold 34 properties during 2009 for gross proceeds of $6.3 million resulting in a realization rate of approximately 96% based on the book value at the sales date and approximately 85% realization rate on the originally transferred loan amounts prior to any charge-offs or other adjustments. Our dedicated OREO sales team will continue to market properties in an effort to obtain the highest realization while minimizing the holding period and related costs.

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

Asset Quality Ratios

	First Security	UBPR Peer Group
	(restated)
Allowance for loan and lease losses to total loans	2.78%	2.03%
Non-performing loans[1] as a percentage of gross loans	5.25%	3.77%
Non-performing loans[1] as a percentage of the allowance	188.65%	170.19%
Non-performing loans[1] as a percentage of equity capital	35.40%	29.87%
Non-performing loans[1] plus OREO as a percentage of gross loans plus OREO	6.75%	4.79%

[1]	Non-performing loans consist of nonaccrual loans and loans 90 days past due that are still accruing.

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

Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit[1]	$451,777	$342,293	$104,910	$4,574	$—
Brokered certificates of deposit[1]	239,283	31,172	114,084	94,027	—
CDARS® [1]	23,204	15,986	6,761	457	—
Federal funds purchased and securities sold under agreements to repurchase[2]	17,911	7,911	10,000	—	—
FHLB borrowings[3]	5	—	5	—	—
Operating lease obligations[4]	3,577	861	855	348	1,513
Commitment to fund affordable housing investments[5]	4,185	4,185	—	—	—
Note payable[6]	89	14	34	39	2

Total	$740,031	$402,422	$236,649	$99,445	$1,515

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

The following table compares the required capital ratios maintained by First Security and FSGBank.

Regulatory Capital Ratios

December 31, 2009	Well Capitalized		Adequately Capitalized	First Security	FSGBank
				(restated)	(restated)
Tier 1 capital to risk adjusted assets	6.0%		4.0%	12.7%	11.5%
Total capital to risk adjusted assets	10.0%		8.0%	13.9%	12.8%
Leverage ratio	5.0	%(1)	4.0%	10.6%	9.6%

December 31, 2008	Well Capitalized		Adequately Capitalized	First Security	FSGBank
Tier 1 capital to risk adjusted assets	6.0%		4.0%	9.9%	9.4%
Total capital to risk adjusted assets	10.0%		8.0%	11.1%	10.7%
Leverage ratio	5.0	%(1)	4.0%	8.7%	8.3%

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

Report of Independent Registered Public Accounting Firm

On the Consolidated Financial Statements

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements have been restated to correct the accounting for timely identification of charge-offs and write-downs related to other real estate owned.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Security Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is November 16, 2010, expressed an adverse opinion thereon.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 16, 2010, except for the effects of the restatement described in Note 2, as to which the date is November 16, 2010

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(restated)
	(in thousands, except share data)
ASSETS
Cash and Due from Banks	$23,220	$23,222
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—

Cash and Cash Equivalents	23,220	23,222

Interest Bearing Deposits in Banks	152,616	918

Securities Available-for-Sale	143,045	139,305

Loans Held for Sale (at fair value)	1,225	1,609
Loans	950,793	1,009,975

Total Loans	952,018	1,011,584
Less: Allowance for Loan and Lease Losses	26,492	17,385

	925,526	994,199

Premises and Equipment, net	33,157	33,808

Goodwill	—	27,156

Intangible Assets	1,918	2,404

Other Assets	73,917	55,215

TOTAL ASSETS	$1,353,399	$1,276,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits—
Noninterest Bearing Demand	$151,174	$150,047
Interest Bearing Demand	62,429	61,402
Savings and Money Market Accounts	177,543	151,259
Certificates of Deposit of less than $100 thousand	244,312	249,978
Certificates of Deposit of $100 thousand or more	207,465	206,502
Brokered Deposits	339,750	257,098

Total Deposits	1,182,673	1,076,286
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	17,911	40,036
Security Deposits	1,376	2,078
Other Borrowings	94	2,777
Other Liabilities	10,181	10,806

Total Liabilities	1,212,235	1,131,983

STOCKHOLDERS’ EQUITY
Preferred Stock—no par value—10,000,000 shares authorized; 33,000 issued as of December 31, 2009; none issued as of December 31, 2008	31,339	—
Common Stock—$.01 par value—50,000,000 shares authorized; 16,418,327 shares issued for 2009 and 16,419,883 shares issued for 2008	114	114
Paid-In Surplus	111,964	111,777
Common Stock Warrants	2,006	—
Unallocated ESOP Shares	(6,193)	(5,944)
(Accumulated Deficit) Retained Earnings	(4,258)	32,387
Accumulated Other Comprehensive Income	6,192	5,910

Total Stockholders’ Equity	141,164	144,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,353,399	$1,276,227

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

	2009	2008	2007
	(restated)
INTEREST INCOME
Loans, including fees	$57,772	$69,846	$77,288
Debt Securities—taxable	4,555	4,588	4,473
Debt Securities—non-taxable	1,608	1,605	1,628
Other	72	49	134

Total Interest Income	64,007	76,088	83,523

INTEREST EXPENSE
Interest Bearing Demand Deposits	190	327	536
Savings Deposits and Money Market Accounts	1,668	2,285	3,168
Certificates of Deposit of less than $100 thousand	7,183	10,549	13,021
Certificates of Deposit of $100 thousand or more	6,265	9,310	11,147
Brokered Deposits	5,970	4,809	3,711
Other	522	3,581	3,018

Total Interest Expense	21,798	30,861	34,601

NET INTEREST INCOME	42,209	45,227	48,922
Provision for Loan and Lease Losses	25,404	15,753	2,155

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,805	29,474	46,767

NONINTEREST INCOME
Service Charges on Deposit Accounts	4,642	5,284	5,199
Gain (Loss) on Sales of Available-for-Sale Securities	—	146	(168)
Other-than-Temporary Impairment of Securities	—	—	(584)
Other	5,693	6,252	6,853

Total Noninterest Income	10,335	11,682	11,300

NONINTEREST EXPENSES
Salaries and Employee Benefits	20,246	21,577	22,836
Expense on Premises and Equipment, net of rental income	5,891	6,564	6,807
Impairment of Goodwill	27,156	—	—
Other	15,554	12,241	11,798

Total Noninterest Expenses	68,847	40,382	41,441

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(41,707)	774	16,626
Income Tax (Benefit) Provision	(8,252)	(587)	5,270

NET (LOSS) INCOME	(33,455)	1,361	11,356
Preferred Stock Dividends	1,609	—	—
Accretion of Preferred Stock Discount	345	—	—

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(35,409)	$1,361	$11,356

NET (LOSS) INCOME PER SHARE:
Net (Loss) Income Per Share—Basic	$(2.28)	$0.08	$0.67
Net (Loss) Income Per Share—Diluted	$(2.28)	$0.08	$0.66
Dividends Declared Per Common Share	$0.08	$0.20	$0.20

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Preferred Stock	Common Stock		Paid-In Surplus	Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
		Shares	Amount
						(restated)			(restated)	(restated)
BALANCE—December 31, 2008	—	16,420	114	111,777	—	32,387	5,910	(5,944)	144,244
Comprehensive income—
Net Loss						(33,455)			(33,455)	$(33,455)
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							1,575		1,575	1,575
Fair value of Derivatives, net of tax and reclassification adjustments							(1,293)		(1,293)	(1,293)

Total Comprehensive Loss										$(33,173)

Issuance of Preferred Stock	30,994				2,006				33,000
Accretion of Discount associated with Preferred Stock	345					(345)			—
Preferred Stock Dividends Paid						(1,609)			(1,609)
Common Stock Dividends Paid						(1,236)			(1,236)
Stock-based Compensation		(2)		344					344
ESOP Allocation				(157)				774	617
ESOP Purchases of Common Stock								(1,023)	(1,023)

BALANCE—December 31, 2009	$31,339	16,418	$114	$111,964	$2,006	$(4,258)	$6,192	$(6,193)	$141,164

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(33,455)	$1,361	$11,356
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities—
Provision for Loan and Lease Losses	25,404	15,753	2,155
Amortization, net	679	829	1,080
Impairment of Goodwill	27,156	—	—
Stock-Based Compensation	344	584	633
401(k) and ESOP Match Compensation	617	762	774
Depreciation	2,076	2,450	2,688
Gain on Sale of Premises and Equipment, net	(6)	(7)	(56)
Loss (Gain) on Sale of Other Real Estate and Repossessions and Leased Equipment, net	222	(195)	(65)
Write-down of Other Real Estate and Repossessions	1,334	985	871
Other-than-Temporary Impairment of Securities	—	—	584
(Gain) Loss on the Sale of Available-for-Sale Securities	—	(146)	168
Accretion of Fair Value Adjustment, net	(175)	(334)	(512)
Accretion of Cash Flow Swaps	(528)	(1,340)	(25)
Accretion of Terminated Cash Flow Swaps	(1,783)	(597)	(205)
Deferred Income Taxes	(7,498)	(3,224)	(1,553)
Changes in Operating Assets and Liabilities—
Decrease (Increase) in—
Loans Held for Sale	357	2,787	3,128
Interest Receivable	284	1,152	(378)
Other Assets	(7,522)	(1,912)	(90)
(Decrease) Increase in—
Interest Payable	(2,836)	(1,076)	891
Other Liabilities	1,452	(3,599)	202

Net Cash Provided by Operating Activities	6,122	14,233	21,646

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(151,698)	(622)	185
Activity in Available-for-Sale Securities—
Maturities, Prepayments and Calls	31,368	17,304	17,373
Sales	—	13,126	27,045
Purchases	(32,915)	(36,868)	(21,187)
Loan Originations and Principal Collections, net	22,983	(78,320)	(113,956)
Proceeds from Interim Settlements of Cash Flow Swaps, net	938	955	—
Proceeds from Termination of Cash Flow Swaps	5,778	—	2,010
Proceeds from Sale of Premises and Equipment	16	113	328
Proceeds from Sale of Other Real Estate Owned and Repossessions	8,321	3,208	4,016
Additions to Premises and Equipment	(1,466)	(1,613)	(1,876)
Capital Improvements to Repossessions and Other Real Estate	(363)	(310)	(265)

Net Cash Used in Investing Activities	(117,038)	(83,027)	(86,327)

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

Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. On an annual basis or earlier if an event or circumstances warrant, the Company tests goodwill for impairment. For additional information, refer to Note 8, “Goodwill and Other Intangible Assets,” to the consolidated financial statements.

FORECLOSED PROPERTIES AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential and commercial real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. At December 31, 2009 and 2008, the Company had $15,312 thousand and $7,145 thousand of foreclosed properties, respectively, and $3,881 thousand and $1,680 thousand of other repossessed items, respectively.

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

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In computing the income tax provision (benefit), the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. The Company classifies interest and penalties related to its tax positions as a component of income tax expense (benefit). For additional information, refer to Note 13 “Income Taxes.”

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

STOCK-BASED COMPENSATION—The Company accounts for stock-based compensation under the fair value recognition provision whereby fair value of the award at the date of grant is expensed over the vesting period of the award. The required disclosures related to the Company’s stock-based employee compensation plans are included in Note 15 “Long-Term Incentive Plan,” to the consolidated financial statements.

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

COMPREHENSIVE INCOME—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and cash flow derivatives, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Note 3 provides further information.

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

FAIR VALUE—The Company determines fair value based on applicable accounting guidance. The guidance establishes a fair value hierarchy, which requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure the fair value, which are provided in Note 18.

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

Effective June 30, 2009, the Company adopted the FASB ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires disclosure of the date through which a company has evaluated subsequent events. The required disclosures are presented in Note 29 to the consolidated financial statements.

Effective June 30, 2009, the Company adopted ASC 825-10, “Financial Instruments.” This update requires disclosures about the fair value of financial instruments in interim financial statements. The guidance requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. Comparative disclosures are required only for periods ending subsequent to initial adoption. The additional required disclosures are presented in Note 18 of the Company’s consolidated financial statements.

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

Effective January 1, 2008, the Company adopted the provisions of the Codification update to ASC 825 which allows an irrevocable election to measure certain financial assets and liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under ASC 825, the fair value option may only be elected at the time of initial recognition of a financial asset or liability or upon the occurrence of certain specified events. Additionally, ASC 825 provides that application of the fair value option must be based on the fair value of an entire financial asset or liability and not selected risks inherent in those assets or liabilities. ASC 825 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. ASC 825 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. In February 2008, the Company began electing the fair value option for all held-for-sale mortgage loans, as described in Note 19 to our consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of the Codification update to ASC 740 which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740, as amended, also provides guidance on the classification and disclosure of uncertain tax positions in the financial statements. The initial adoption did not impact the Company’s consolidated financial statements. Refer to Note 13 of the Company’s consolidated financial statements for the required disclosures.

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

NOTE 2—RESTATEMENT

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

For the period ended December 31, 2009, the Company determined that additional OREO write-downs totaling $616 thousand and additional OREO charge-offs totaling $89 thousand were improperly reflected in future periods. The December 31, 2009 Form 10-K/A properly reflects these items as well as an increase in provision for loan and lease losses of $89 thousand to return the allowance for loan and lease losses to the previously reported balance. The tax benefit associated with the additional expenses totaled $270 thousand. The net impact on these items increased the net loss available to common stockholders by $435 thousand from the previously reported net loss of $34,974 thousand to $35,409 thousand.

For the three-month period ended March 31, 2010, the Company previously reported no OREO write-downs. The Company’s policies require an appraisal to determine the initial fair value of the property at the time of foreclosure. An updated appraisal is required on at least an annual basis. The Company’s internal review determined that 15 properties were subject to new appraisals during the first quarter of 2010; however, all 15 appraisals were received subsequent to March 31, 2010. These findings were consistent with the properties due for a new appraisal during the fourth quarter of 2009; ten of the twelve appraisals due in the fourth quarter were received in the second quarter of 2010. The other two appraisals were received during the fourth quarter but the associated write-downs were not recorded. Accordingly, March 31, 2010 Form 10-Q/A only reflects changes to the December 31, 2009 and March 31, 2010 consolidated balance sheets.

For the three-month period ended June 30, 2010, the Company previously reported $1,337 thousand in write-downs to OREO/repossessions. Of this amount, $292 thousand were inappropriately accounted for in this reporting period. These write-downs have been included in the above restatements. Additionally, the Company’s internal review determined that a charge-off of $89 thousand and a write-down of $24 thousand were not properly reported in the three months ended June 30, 2010. The June 30, 2010 Form 10-Q/A reflects the changes described above, including the tax effects thereof, as well as an additional $89 thousand in provision for loan and lease losses to return the allowance to the previously reported balance.

For the three months ended September 30, 2010, the Company’s internal review identified $526 thousand of write-downs that were associated with prior periods. These have been reclassified in the above restatements. As the Company’s internal review was completed prior to filing the September 30, 2010 quarterly report on Form 10-Q, no restatement is required for this period.

The following table provides the previously reported and the restated amounts included in the restatements:

	Previously Reported as of December 31, 2009	Anticipated Restatement Adjustments	Restated as of December 31, 2009
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$74,352	$(435)	$73,917
Accumulated Deficit	$(3,823)	$(435)	$(4,258)

Changes to the Consolidated Income Statements
Provision for Loan and Lease Losses	$25,315	$89	$25,404
Other Non-Interest Expense	$14,938	$616	$15,554
Income Tax (Benefit) Provision	$(7,982)	$(270)	$(8,252)
Net (Loss) Income Available to Common Shareholders	$(34,974)	$(435)	$(35,409)

	Previously Reported as of March 31, 2010	Anticipated Restatement Adjustments	Restated as of March 31, 2010
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$80,539	$(435)	$80,104
Accumulated Deficit	$(5,442)	$(435)	$(5,877)

	Previously Reported as of June 30, 2010	Anticipated Restatement Adjustments	Restated as of June 30, 2010
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$80,313	$(365)	$79,948
Accumulated Deficit	$(8,144)	$(365)	$(8,509)

Changes to the Consolidated Income Statements for the three months ended June 30, 2010
Provision for Loan and Lease Losses	$3,544	$90	$3,634
Other Non-Interest Expense	$5,907	$(203)	$5,704
Income Tax Benefit	$(1,812)	$43	$(1,769)
Net Loss Available to Common Shareholders	$(2,702)	$70	$(2,632)

NOTE 3—COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive income for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
	(restated)
	(in thousands)
Net (loss) income	$(33,455)	$1,361	$11,356

Other comprehensive income:
Available-for-sale securities:
Unrealized net gain on securities arising during the period	2,390	1,051	1,416
Tax expense related to unrealized net gain	(815)	(357)	(481)
Reclassification adjustments for realized (gain) loss included in net income	—	(146)	752
Tax expense (benefit) related to (gain) loss realized in net income	—	50	(256)

Unrealized gain on securities, net of tax	1,575	598	1,431

Derivative cash flow hedges:
Unrealized gain on derivatives arising during the period	353	5,474	3,892
Tax expense related to unrealized gain	(121)	(1,861)	(1,323)
Reclassification adjustments for realized gain included in net income	(2,310)	(1,936)	(230)
Tax expense related to gain realized in net income	785	658	78

Unrealized (loss) gain on derivatives, net of tax	(1,293)	2,335	2,417

Other comprehensive income, net of tax	282	2,933	3,848

Comprehensive income, net of tax	$(33,173)	$4,294	$15,204

NOTE 4—EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options, restricted stock awards and common stock warrants using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	2009	2008	2007
	(restated)
	(in thousands, except per share amounts)
Numerator:
Net (loss) income available to common stockholders	$(35,409)	$1,361	$11,356

Denominator:
Weighted average basic common shares outstanding	15,550	16,021	16,959
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	122	334

Weighted average diluted common shares outstanding	15,550	16,143	17,293

Net (loss) income per share:
Basic	$(2.28)	$0.08	$0.67
Diluted	$(2.28)	$0.08	$0.66

On January 9, 2009, as part of the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program (TARP), the Company issued a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share. Note 16 discusses the transaction in further detail. The common stock warrants are treated as outstanding options under the treasury stock method for calculating the weighted average diluted shares outstanding. For the year ended December 31, 2009, the common stock warrants were anti-dilutive.

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

NOTE 5—SECURITIES

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

NOTE 6—LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

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

	2009	2008	2007
	(restated)
	(in thousands)
Allowance for loan and lease losses—beginning of year	$17,385	$10,956	$9,970
Provision expense for loan and lease losses	25,380	15,729	2,115
Loans charged off	(16,682)	(9,519)	(1,867)
Loan loss recoveries	409	219	738

Allowance for loan and lease losses—end of year	$26,492	$17,385	$10,956

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

NOTE 7—PREMISES AND EQUIPMENT

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

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

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

NOTE 9—DEPOSITS

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

NOTE 10—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

NOTE 11—OTHER BORROWINGS

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

NOTE 12—LEASES

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

NOTE 13—INCOME TAXES

The income tax (benefit) provision consists of the following:

	For the Years Ended
	2009	2008	2007
	(restated)
	(in thousands)
Current (benefit) provision	$(754)	$2,637	$6,823
Deferred (benefit) provision	$(7,498)	(3,224)	(1,553)

Income tax (benefit) provision	$(8,252)	$(587)	$5,270

For the periods shown the federal income tax rate was 34%. The following table reconciles the income tax (benefit) provision to statutory rates:

	For the Years Ended
	2009	2008	2007
	(restated)
	(in thousands)
Federal taxes at statutory tax rate	$(14,180)	$263	$5,719
Increase (decrease) resulting from:
Non-deductible goodwill impairment	6,869	—	—
Tax exempt earnings from securities	(547)	(546)	(554)
Tax exempt earnings on bank owned life insurance	(342)	(329)	(308)
Increase in unrecognized tax benefits for prior year tax positions	1,096	—	—
Other, net	(270)	267	6
State tax (benefit) provision, net of federal effect	(878)	(242)	407

Income tax (benefit) provision	$(8,252)	$(587)	$5,270

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

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	2009	2008
	(restated)
	(in thousands)
Deferred tax assets
Allowance for loan and lease losses	$9,478	$6,193
Salary continuation plan	686	656
Other real estate owned	1,354	469
Goodwill and other intangible assets	1,481	293
Acquisition fair value adjustments	80	146
Deferred loan fees	128	144
Other assets	75	161

Total deferred tax assets	13,282	8,062

Deferred tax liabilities
Premises and equipment	1,930	2,117
Derivative cash flow swaps	—	2,037
Goodwill and core deposit intangibles	390	1,506
Leasing activities	613	976
Securities available-for-sale	1,407	596
FHLB stock	307	472
Gain on business combination	67	99
Other	1,189	155

Total deferred tax liabilities	5,903	7,958

Net deferred tax asset (liability)	$7,379	$104

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

NOTE 14—RETIREMENT PLANS

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

NOTE 15—LONG-TERM INCENTIVE PLAN

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

NOTE 16—STOCKHOLDERS’ EQUITY

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

NOTE 17—MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(restated)	(restated)	(restated)		(restated)
	(in thousands, except percentages)
December 31, 2009
Total capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$146,318	13.9%	$83,945	8.0%	N/A	N/A
FSGBank, N.A.	$134,063	12.8%	$83,782	8.0%	$104,727	10.0%

Tier 1 capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$133,054	12.7%	$41,973	4.0%	N/A	N/A
FSGBank, N.A.	$120,804	11.5%	$41,891	4.0%	$62,836	6.0%

Tier 1 capital to average assets-
First Security Group, Inc. and subsidiary	$133,054	10.6%	$50,267	4.0%	N/A	N/A
FSGBank, N.A.	$120,804	9.6%	$50,262	4.0%	$62,827	5.0%

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentages)
December 31, 2008
Total capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$122,604	11.1%	$88,332	8.0%	N/A	N/A
FSGBank, N.A.	$117,556	10.7%	$88,215	8.0%	$110,269	10.0%

Tier 1 capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$108,774	9.9%	$44,166	4.0%	N/A	N/A
FSGBank, N.A.	$103,726	9.4%	$44,108	4.0%	$66,161	6.0%

Tier 1 capital to average assets-
First Security Group, Inc. and subsidiary	$108,774	8.7%	$49,805	4.0%	N/A	N/A
FSGBank, N.A.	$103,726	8.3%	$49,734	4.0%	$62,167	5.0%

NOTE 18—FAIR VALUE MEASUREMENTS

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

	Carrying Value as of December 31, 2009	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2009
	(restated)		(restated)		(restated)
	(in thousands)
Other real estate owned	$7,572	$—	$7,572	$—	$(2,211)
Repossessions	$2,846	$—	$2,846	$—	$(2,080)
Collateral-dependent impaired loans	$13,722	$—	$13,722	$—	$(4,466)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$23,220	$23,220	$23,222	$23,222
Interest bearing deposits in banks	$152,616	$152,616	$918	$918
Securities available-for-sale	$143,045	$143,045	$139,305	$139,305
Loans held for sale	$1,225	$1, 225	$1,609	$1,609
Loans	$950,793	$959,689	$1,009,975	$1,041,559
Allowance for loan and lease losses	$26,492	$26,492	$17,385	$17,385

Financial liabilities
Deposits	$1,182,673	$1,187,263	$1,076,286	$1,085,973
Federal funds purchased and securities sold under agreements to repurchase	$17,911	$17,911	$40,036	$40,036
Other borrowings	$94	$94	$2,777	$2,777

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

NOTE 19—FAIR VALUE OPTION

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

NOTE 20—DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 21—COMMITMENTS AND CONTINGENCIES

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

NOTE 22—OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consist of the following:

	2009	2008
	(restated)
	(in thousands)
Other assets:
Cash surrender value of bank-owned life insurance	$24,896	$24,012
Foreclosed properties and repossessions	19,193	8,825
Equity securities	5,812	7,421
Cash flow swaps	—	5,992
Interest receivable	4,453	4,737
Prepaid FDIC expense	6,029	—
Prepaid expenses	2,127	1,353
Federal income tax receivable	1,955	1,053
Deferred tax assets	7,379	104
Other	2,073	1,718

Total other assets	$73,917	$55,215

Other liabilities:
Accrued interest payable	$4,184	$7,020
Accrued expenses	2,895	874
Other	3,102	2,912

Total other liabilities	$10,181	$10,806

NOTE 23—SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	2009		2008		2007
	(restated)
	(in thousands)
Noninterest income—
Point-of-service fees	$1,126		$1,050		$—	[1]
Mortgage loan and related fees	1,025		1,443		1,594
Bank-owned life insurance income	1,006		967		—	[1]
Gain on sale of assets	—	[1]	—	[1]	974
All other items	2,536		2,792		4,285

Total other noninterest income	$5,693		$6,252		$6,853

Noninterest expense—
Professional fees	$2,127		$1,744		$1,577
FDIC insurance	1,866		—	[1]	—	[1]
Data processing	1,445		1,463		1,399
Losses and write-downs on other real estate owned, repossessions, fixed assets and other assets	1,924		1,334		1,411
Intangible asset amortization	—	[1]	—	[1]	985
All other items	8,192		7,700		6,426

Total other noninterest expense	$15,554		$12,241		$11,798

[1]	Amounts less than 1% of the aggregate of total interest income plus noninterest income for each year shown are represented by a hyphen and included in “All Other Items” for the applicable year.

NOTE 24—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2009	2008
	(restated)
	(in thousands)
ASSETS
Cash and due from bank subsidiary	$1,376	$1,283
Investment in common stock of subsidiary	128,914	139,196
Loan to subsidiary	8,000	—
Other assets	3,514	4,045

TOTAL ASSETS	$141,804	$144,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$640	$280
STOCKHOLDERS’ EQUITY	141,164	144,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,804	$144,524

CONDENSED STATEMENT OF OPERATIONS

	2009	2008	2007
	(restated)
	(in thousands)
INCOME
Management fees	$7,800	$7,800	$7,289
Dividends from subsidiary	1,178	6,500	10,000
Interest income from loan to subsidiary	1,514	—	—
Other	18	16	33

Total income	10,510	14,316	17,322

EXPENSES
Salaries and employee benefits	5,652	5,896	6,674
Other	2,164	1,735	1,670

Total expenses	7,816	7,631	8,344

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	2,694	6,685	8,978
Income tax expense (benefit)	584	84	(367)

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	2,110	6,601	9,345
Equity in undistributed earnings in subsidiary	—	—	2,011
Distributions in excess of earnings of subsidiary	(35,565)	(5,240)	—

NET (LOSS) INCOME	(33,455)	1,361	11,356
Preferred stock dividends	1,609	—	—
Accretion on preferred stock discount	345	—	—

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(35,409)	$1,361	$11,356

CONDENSED STATEMENT OF CASH FLOWS

	2009	2008	2007
	(restated)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(33,455)	$1,361	$11,356
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities—
Equity in undistributed earnings of subsidiary	—	—	(8.568)
Distributions in excess of earnings of subsidiary	35,565	5,240	—
Amortization of deferred compensation	344	584	633
ESOP compensation	617	762	774
Decrease (increase) in other assets	531	(2,044)	6,602
(Decrease) increase in other liabilities	152	(1,640)	561

Net cash (used in) provided by operating activities	3,754	4,263	17,915

CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in subsidiary	(25,000)	—	—
Loan to subsidiary, net of payments	(8,000)	—	—

Net cash provided by (used in) investing activities	(33,000)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants	33,000	—	—
Proceeds from issuance of common stock under stock option plan	—	—	96
Repurchase and retirement of common stock	—	(2,803)	(10,388)
Purchase of ESOP shares	(1,023)	(3,033)	—
Dividends paid on preferred stock	(1,402)	—	—
Dividends paid on common stock	(1,236)	(3,253)	(3,414)

Net cash used in financing activities	29,339	(9,089)	(13,706)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	93	(4,826)	4,209
CASH AND CASH EQUIVALENTS—beginning of year	1,283	6,109	1,900

CASH AND CASH EQUIVALENTS—end of year	$1,376	$1,283	$6,109

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income taxes paid	$552	$5,548	$3,943

NOTE 25—RELATED PARTY TRANSACTIONS

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

NOTE 26—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
				(restated)
	(in thousands, except per share amounts)
Interest income	$16,475	$16,099	$15,958	$15,475
Interest expense	6,238	5,599	5,058	4,903

Net interest income	10,237	10,500	10,900	10,572
Provision for loan and lease losses	4,993	6,196	9,280	4,935

Net interest income after provision for loan and lease losses	5,244	4,304	1,620	5,637
Noninterest income	2,451	2,644	2,737	2,503
Noninterest expense	9,460	9,892	37,363	12,132

Income loss before income taxes	(1,765)	(2,944)	(33,006)	(3,992)
Income tax benefit	(913)	(1,536)	(4,877)	(926)

Net loss	(852)	(1,408)	(28,129)	(3,066)
Dividends and accretion on preferred stock	448	500	502	504

Net loss available to common stockholders	$(1,300)	$(1,908)	$(28,631)	$(3,570)

Net loss per share
Net loss per share—basic	$(0.08)	$(0.12)	$(1.84)	$(0.23)

Net loss per share—diluted	$(0.08)	$(0.12)	$(1.84)	$(0.23)

Shares outstanding
Basic[1]	15,573	15,503	15,543	15,582
Diluted[1]	15,573	15,503	15,543	15,584

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
	(in thousands, except per share amounts)
Interest income	$20,147	$19,046	$19,058	$17,837
Interest expense	8,632	7,630	7,362	7,237

Net interest income	11,515	11,416	11,696	10,600
Provision for loan and lease losses	1,178	1,953	3,960	8,662

Net interest income after provision for loan and lease losses	10,337	9,463	7,736	1,938
Noninterest income	2,954	2,996	3,057	2,675
Noninterest expense	10,064	10,263	9,705	10,350

Income (loss) before income taxes	3,227	2,196	1,088	(5,737)
Income tax provision (benefit)	984	592	262	(2,425)

Net income (loss)	$2,243	$1,604	$826	$(3,312)

Net income (loss) per share
Net income (loss) per share—basic	$0.14	$0.10	$0.05	$(0.21)

Net income (loss) per share—diluted	$0.14	$0.10	$0.05	$(0.21)

Shares outstanding
Basic	16,144	16,052	16,065	15,817
Diluted	16,334	16,237	16,159	15,859

[1]

The sum of the 2009 quarterly net loss per share (basic and diluted) differs from the annual net loss per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

NOTE 27—BANK-OWNED LIFE INSURANCE

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

NOTE 28—CONCENTRATIONS OF CREDIT RISK

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

NOTE 29—SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our previously filed Annual Report on Form 10-K, as originally filed with the SEC on March 16, 2010, management completed a controls evaluation. Based upon that evaluation, our CEO and CFO concluded that our Disclosure Controls were effective at a reasonable assurance level.

As previously disclosed in First Security’s Current Report on Form 8-K, filed with SEC on October 29, 2010, subsequent to filing the June 30, 2010 Quarterly Report on Form 10-Q and a change in personnel responsible for First Security’s other real estate owned, First Security determined that certain write-downs associated with other real estate owned were not recorded in the appropriate accounting periods. Upon completion of First Security’s internal review, the primary regulator of First Security’s wholly-owned subsidiary bank verified the findings as part of its ongoing annual safety and soundness examination. First Security has been requested to file amended Call Reports with the FDIC and amended FR Y-9C and FR Y-9LP reports with the Federal Reserve, for December 31, 2009, March 31, 2010 and June 30, 2010 to reflect the findings.

In connection with these regulatory restatements, First Security’s Audit/Corporate Governance Committee determined that the impacted SEC filings should not be relied upon. Accordingly, First Security is amending the December 31, 2009 Form 10-K, the March 31, 2010 Form 10-Q and the June 30, 2010 Form 10-Q.

As a result of the restatement, a reevaluation was performed as of the end of the period covered by this Annual Report on Form 10-K of our Disclosure Controls by management. Based upon this reevaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of December 31, 2009 due to a material weakness in our internal control over financial reporting related to our administration of other real estate owned.

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

In connection with the preparation of our previously filed Annual Report on Form 10-K, as originally filed with the SEC on March 16, 2010, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believed that First Security Group, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

As previously disclosed in First Security’s Current Report on Form 8-K, filed with SEC on October 29, 2010, subsequent to filing the June 30, 2010 Quarterly Report on Form 10-Q and a change in personnel responsible for First Security’s other real estate owned, First Security determined that certain write-downs associated with other real estate owned were not recorded in the appropriate accounting periods. Upon completion of First Security’s internal review, the primary regulator of First Security’s wholly-owned subsidiary bank verified the findings as part of its ongoing annual safety and soundness examination. First Security has been requested to file amended Call Reports with the FDIC and amended FR Y-9C and FR Y-9LP reports with the Federal Reserve, for December 31, 2009, March 31, 2010 and June 30, 2010 to reflect the findings.

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

Based on material weakness, management believes that First Security Group, Inc. maintained ineffective internal control over financial reporting as of December 31, 2009.

In response to these deficiencies, First Security has implemented certain changes to its internal control over financial reporting which include: broadened segregation of duties; intensified management oversight and analysis of other real estate owned accounts; and expanded documentation and approval procedures for other real estate owned appraisals. In addition, management has instituted a program to require periodic testing of these changes. First Security believes that these measures will appropriately address the material weakness related to the issues described above.

First Security has restated its consolidated financial statements as of and for the period ended December 31, 2009 in this Form 10-K/A as discussed in Note 2 to the consolidated financial statements contained herein. First

Security is undertaking certain remedial actions as of the date of filing of this Form 10-K/A and believes that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, First Security’s financial position, results of operations, and cash flows for the periods presented. However, at December 31, 2009, the material weakness described above still existed. Joseph Decosimo and Company, PLLC, an independent registered public accounting firm, has issued a report on the effectiveness of internal control over financial reporting as of December 31, 2009, which is included herein.

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

In our report dated March 16, 2010, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria. Management subsequently determined that a deficiency in controls relating to the accounting for timely charge-offs and write-downs of other real estate owned existed as of the previous assessment date, and has further concluded that such a deficiency represented a material weakness as of December 31, 2009. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above resulted in the overstatement of other real estate owned. The insufficient controls over the timely recording of write downs related to other real estate owned resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended, December 31, 2009.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Security Group, Inc. and subsidiary has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of First Security Group, Inc. and subsidiary and our report dated March 16, 2010, expressed an unqualified opinion. This report does not affect our report dated March 16, 2010, except for Note 2, as to which the date is November 16, 2010, on those consolidated financial statements (as restated).

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

March 16, 2010, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is November 16, 2010

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Exhibit Number	Description
23.1	Consent of Joseph Decosimo and Company, PLLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ RODGER B. HOLLEY
Rodger B. Holley
Chief Executive Officer, President and Chairman of the Board of Directors

DATE: November 16, 2010

BY:	/S/ WILLIAM L. LUSK, JR.
William L. Lusk, Jr. Secretary, Chief Financial Officer & Executive Vice President

DATE: November 16, 2010