Form 10-Q/A
period 2010-03-31
FIRST SECURITY GROUP INC/TN
filed 2010-11-16
CIK 1138817

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

This Form 10-Q as amended hereby continues to speak as of May 10, 2010, the date of the originally filed Form 10-Q, and the disclosures included in the Form 10-Q as amended hereby have not been updated to speak as of any later date. Information not affected by the restatement of financial statements or information as of and for the period ended March 31, 2010 is unchanged and reflects the disclosures made at the time of filing the original Form 10-Q.

For convenience, the entire Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 has been re-filed in this Form 10-Q/A. Pursuant to SEC Rule 12b-15, in connection with this filing, First Security is filing updated exhibits 31.1, 31.2, 32.1 and 32.2.

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands)	March 31, 2010 (unaudited and restated)	December 31, 2009 (restated)	March 31, 2009 (unaudited)

ASSETS
Cash and Due from Banks	$17,974	$23,220	$19,174
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—

Cash and Cash Equivalents	17,974	23,220	19,174

Interest Bearing Deposits in Banks	210,961	152,616	25,462

Securities Available-for-Sale	145,568	143,045	142,146

Loans Held for Sale	2,138	1,225	4,028
Loans	903,374	950,793	988,619

Total Loans	905,512	952,018	992,647
Less: Allowance for Loan and Lease Losses	26,101	26,492	20,028

	879,411	925,526	972,619

Premises and Equipment, net	32,717	33,157	33,686

Goodwill	—	—	27,156

Intangible Assets	1,800	1,918	2,269

Other Assets	80,104	73,917	51,873

TOTAL ASSETS	$1,368,535	$1,353,399	$1,274,385

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2010 (unaudited and restated)	December 31, 2009 (restated)	March 31, 2009 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$156,736	$151,174	$149,372
Interest Bearing Demand	70,729	62,429	63,953
Savings and Money Market Accounts	177,998	177,543	169,497
Certificates of Deposit less than $100 thousand	239,446	244,312	243,746
Certificates of Deposit of $100 thousand or more	203,340	207,465	199,912
Brokered Deposits	353,396	339,750	239,915

Total Deposits	1,201,645	1,182,673	1,066,395
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	18,371	17,911	21,226
Security Deposits	1,188	1,376	1,771
Other Borrowings	90	94	106
Other Liabilities	7,671	10,181	9,905

Total Liabilities	1,228,965	1,212,235	1,099,403

STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of March 31, 2010, December 31, 2009 and March 31, 2009	31,431	31,339	31,071
Common Stock – $.01 par value – 50,000,000 shares authorized; 16,418,327 issued as of March 31, 2010 and December 31, 2009; 16,419,883 issued as of March 31, 2009	114	114	114
Paid-In Surplus	111,852	111,964	111,912
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(5,907)	(6,193)	(6,767)
(Accumulated Deficit) Retained Earnings	(5,877)	(4,258)	30,326
Accumulated Other Comprehensive Income	5,951	6,192	6,320

Total Stockholders’ Equity	139,570	141,164	174,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,368,535	$1,353,399	$1,274,385

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Income Statements

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
INTEREST INCOME
Loans, including fees	$13,450	$14,873
Debt Securities – taxable	1,090	1,184
Debt Securities – non-taxable	378	404
Other	123	14

Total Interest Income	15,041	16,475

INTEREST EXPENSE
Interest Bearing Demand Deposits	45	51
Savings Deposits and Money Market Accounts	408	472
Certificates of Deposit of less than $100 thousand	1,343	2,049
Certificates of Deposit of $100 thousand or more	1,194	1,760
Brokered Deposits	2,254	1,765
Other	122	141

Total Interest Expense	5,366	6,238

NET INTEREST INCOME	9,675	10,237
Provision for Loan and Lease Losses	4,375	4,993

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	5,300	5,244

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,000	1,147
Gain on Sales of Available-for-Sale Securities	57	—
Other	1,247	1,304

Total Noninterest Income	2,304	2,451

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,948	5,357
Expense on Premises and Fixed Assets, net of rental income	1,383	1,520
Other	3,541	2,583

Total Noninterest Expenses	9,872	9,460

LOSS BEFORE INCOME TAX BENEFIT	(2,268)	(1,765)
Income Tax Benefit	(1,154)	(913)

NET LOSS	(1,114)	(852)
Preferred Stock Dividends	413	371
Accretion on Preferred Stock Discount	92	77

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,619)	$(1,300)

NET LOSS PER COMMON SHARE:
Net Loss Per Share - Basic	$(0.10)	$(0.08)
Net Loss Per Share - Diluted	$(0.10)	$(0.08)
Dividend Declared Per Common Share	$—	$0.05

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance – December 31, 2009 (restated)	$31,339	16,418	$114	$111,964	$2,006	$(4,258)	$6,192	$(6,193)	$141,164
Comprehensive Income:
Net Loss (unaudited)						(1,114)			(1,114)
Change in Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments (unaudited)							85		85
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(326)		(326)

Total Comprehensive Loss									(1,355)

Accretion of Discount Associated with Preferred Stock (unaudited)	92					(92)			—
Preferred Stock Dividend (unaudited)						(413)			(413)
Stock-based Compensation (unaudited)				25					25
ESOP Allocation (unaudited)				(137)				286	149

Balance – March 31, 2010 (unaudited and restated)	$31,431	16,418	$114	$111,852	$2,006	$(5,877)	$5,951	$(5,907)	$139,570

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,114)	$(852)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities -
Provision for Loan and Lease Losses	4,375	4,993
Amortization, net	182	144
Stock-Based Compensation	25	169
ESOP Compensation	149	166
Depreciation	473	545
Gain on Sale of Premises and Equipment	(8)	(3)
Loss (Gain) on Sale of Other Real Estate and Repossessions, net	240	(8)
Write-down of Other Real Estate and Repossessions	6	182
Gain on the Sale of Available-for-Sale Securities	(57)	—
Accretion of Fair Value Adjustment, net	(15)	(55)
Accretion of Cash Flow Swaps	—	(528)
Accretion of Terminated Cash Flow Swaps	(519)	(169)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(897)	(2,419)
Interest Receivable	237	40
Other Assets	(3,923)	1,248
Interest Payable	(753)	(1,107)
Other Liabilities	(2,209)	(306)

Net Cash (Used in) Provided by Operating Activities	(3,808)	2,040

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(58,345)	(24,544)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	16,541	4,578
Sales	14,762	—
Purchases	(33,704)	(6,387)
Loan Originations and Principal Collections, net	38,459	13,794
Receipts for Interim Settlements of Cash Flow Swaps, net	—	938
Proceeds from Termination of Cash Flow Swaps	—	5,778
Proceeds from Sale of Premises and Equipment	8	13
Proceeds from Sales of Other Real Estate and Repossessions	1,837	770
Additions to Premises and Equipment	(33)	(464)
Capital Improvements to Other Real Estate and Repossessions	(391)	(36)

Net Cash Used in Investing Activities	(20,866)	(5,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	18,972	(9,892)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	460	(18,810)
Net Decrease of Other Borrowings	(4)	(2,671)
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	—	33,000
Repurchase of Common Stock for 401(K) and ESOP Plan	—	(1,023)
Repurchase and Retirement of Common Stock	—	—
Dividends Paid on Preferred Stock	—	(371)
Dividends Paid on Common Stock	—	(761)

Net Cash Provided by (Used in) Financing Activities	19,428	(528)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,246)	(4,048)
CASH AND CASH EQUIVALENTS - beginning of period	23,220	23,222

CASH AND CASH EQUIVALENTS - end of period	$17,974	$19,174

(See Accompanying Notes to Consolidated Financial Statements)

	Three Months Ended March 31,
(in thousands)	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$5,248	$6,391
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$6,119	$7,345
Income Taxes Paid	$38	$198

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

For the period ended December 31, 2009, the Company determined that additional OREO write-downs totaling $616 thousand and additional OREO charge-offs totaling $89 thousand were improperly reflected in future periods. The December 31, 2009 Form 10-K/A (Amendment No. 2) properly reflects these items as well as an increase in provision for loan and lease losses of $89 thousand to return the allowance for loan and lease losses to the previously reported balance. The tax benefit associated with the additional expenses totaled $270 thousand. The net impact on these items increased the net loss available to common stockholders by $435 thousand from the previously reported net loss of $34,974 thousand to $35,409 thousand.

For the three-month period ended March 31, 2010, the Company previously reported no OREO write-downs. The Company’s policies require an appraisal to determine the initial fair value of the property at the time of foreclosure. An updated appraisal is required on at least an annual basis. The Company’s internal review determined that 15 properties were subject to new appraisals during the first quarter of 2010; however, all 15 appraisals were received subsequent to March 31, 2010. These findings were consistent with the properties due for a new appraisal during the fourth quarter of 2009; ten of the twelve appraisals due in the fourth quarter were received in the second quarter of 2010. The other two appraisals were received during the fourth quarter but the associated write-downs were not recorded. Accordingly, the March 31, 2010 Form 10-Q/A only reflects changes to the December 31, 2009 and March 31, 2010 consolidated balance sheets.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive income for the three-month period ended March 31, 2010 and 2009, respectively.

	Three months ended March 31,
	2010	2009
	(in thousands)
Net loss	$(1,114)	$(852)

Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain on securities arising during the period	186	1,041
Tax expense related to unrealized net gain	(63)	(354)
Reclassification adjustments for realized gain included in net income	(57)	—
Tax expense related to gain realized in net income	19	—

Unrealized gain on securities, net of tax	85	687

Derivative cash flow hedges
Unrealized gain on derivatives arising during the period	25	279
Tax expense related to unrealized gain	(8)	(96)
Reclassification adjustments for realized gain included in net income	(519)	(697)
Tax expense related to gain realized in net income	176	237

Unrealized loss on derivatives, net of tax	(326)	(277)

Other comprehensive (loss) income, net of tax	(241)	410

Comprehensive loss	$(1,355)	$(442)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Net loss available to common shareholders	$(1,619)	$(1,300)

Denominator:
Weighted average common shares outstanding	15,649	15,573
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—

Diluted shares	15,649	15,573

Net loss per common share:
Basic	$(0.10)	$(0.08)

Diluted	$(0.10)	$(0.08)

For the three months ended March 31, 2010 and 2009, there were 2,006 thousand and 2,297 thousand stock options, stock warrants and restricted stock awards that were not included in the computation of diluted earnings per share because the options were anti-dilutive under the treasury stock method, respectively. The anti-dilutive options expire between 2010 and 2019.

NOTE 5 – SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
March 31, 2010
Debt securities—
Federal agencies	$25,836	$148	$15	$25,969
Mortgage-backed	77,534	2,864	52	80,346
Municipals	37,804	1,421	56	39,169
Other	126	—	42	84

Total	$141,300	$4,433	$165	$145,568

Securities available-for-sale
December 31, 2009
Debt securities—
Federal agencies	$17,226	$144	$16	$17,354
Mortgage-backed	80,338	3,225	477	83,086
Municipals	41,216	1,373	66	42,523
Other	126	—	44	82

Total	$138,906	$4,742	$603	$143,045

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2010
Federal agencies	$6,999	$15	$—	$—	$6,999	$15
Mortgage-backed	8,927	52	—	—	8,927	52
Municipals	1,408	27	624	29	2,032	56
Other	—	—	84	42	84	42

Totals	$17,334	$94	$708	$71	$18,042	$165

December 31, 2009
Federal agencies	$1,982	$16	$—	$—	$1,982	$16
Mortgage-backed	2,375	6	3,086	471	5,461	477
Municipals	1,404	31	617	35	2,021	66
Other	—	—	82	44	82	44

Totals	$5,761	$53	$3,785	$550	$9,546	$603

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

For the three months ended March 31, 2010 and 2009, the Company recognized an income tax benefit of $1,154 thousand and $913 thousand, respectively. The following reconciles the income tax benefit to statutory rates:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Federal taxes at statutory tax rate	$(771)	$(600)
Tax exempt earnings on loans and securities	(131)	(139)
Tax exempt earnings on bank owned life insurance	(86)	(86)
Low-income housing tax credits	(103)	—
Other, net	52	38
State tax provision, net of federal effect	(115)	(126)

Income tax benefit	$(1,154)	$(913)

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

Amount
(in thousands)
Balance at January 1, 2010	$1,146
Increases related to prior year tax positions	—
Increases related to current year tax positions	51
Lapse of statute	—

Balance at March 31, 2010	$1,197

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

	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$145,568	$—	$145,318	$250
Loans held for sale	2,138	—	2,138	—
Forward loan sales contracts	64	—	64	—

Financial liabilities
None	—	—	—	—

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

	Carrying Value as of March 31, 2010	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2010
	(in thousands)
Other real estate owned	$1,448	$—	$1,448	$—	$(1,137)
Repossessions	460	—	460	—	(277)
Collateral-dependent impaired loans	15,817	—	15,817	—	(3,142)

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

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table presents the accretion of the remaining gain for the terminated swaps.

	2010[1]	2011	2012	2013	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$277	$219	$62	$—	$558
Accretion of gain from 2009 terminated swaps	$1,227	$1,629	$1,272	$—	$4,128

[1]	Represents the gain accretion for April 1, 2010 to December 31, 2010. Excludes the amounts recognized in the first three months of 2010.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the cash flow hedges as of March 31, 2010.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,138	$64	$—	$42	Various

	$2,138	$64	$—	$42

Terminated asset hedges
Cash flow hedges:[1]
Interest rate swap	$25,000	$—	$—	$18	June 28, 2010
Interest rate swap	25,000	—	—	89	June 28, 2011
Interest rate swap	14,000	—	—	7	June 28, 2010
Interest rate swap	20,000	—	—	67	June 28, 2011
Interest rate swap	35,000	—	—	187	June 28, 2012
Interest rate swap	25,000	—	—	1,362	October 15, 2012
Interest rate swap	25,000	—	—	1,362	October 15, 2012

	$169,000	$—	$—	$3,092

[1]

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Effective June 30, 2009, the Company adopted ASC 825-10, “Financial Instruments.” This update requires disclosures about the fair value of financial instruments in interim financial statements. The guidance requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. Comparative disclosures are required only for periods ending subsequent to initial adoption. The additional required disclosures are presented in Note 10 of the Company’s consolidated financial statements.

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

NOTE 14 – SUBSEQUENT EVENTS

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

Within 120 days of the effective date of the Order, the Bank is required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of March 31, 2010, the Bank’s total capital to risk-weighted assets was in compliance with the Order with a ratio of 13.74 percent. The Bank’s Tier 1 capital to adjusted total assets was out of compliance with the Order with a ratio of 8.92 percent.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

As discussed in Note 2 of the consolidated financial statements, our unaudited consolidated financial statements as of and for the three months ended March 31, 2010 have been restated to reflect the appropriate timing and recognition of charge-offs and write-downs associated with other real estate owned (OREO). The accompanying Management’s Discussion and Analysis incorporates the effects of that restatement. Revised tables are marked as “Restated”. The following discussion and analysis continues to speak as of the date we originally filed the Form 10-Q. Information not affected by the restatement of the financial statements is unchanged.

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

Financial Results

As of March 31, 2010, we had total consolidated assets of $1.4 billion, total loans of $905.5 million, total deposits of $1.2 billion and stockholders’ equity of $139.6 million. For the three months ended March 31, 2010, our net loss available to common shareholders was $1.6 million, resulting in basic and diluted net loss of $0.10 per share.

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

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield /Rate
	(restated)
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$931,566	$13,453	5.86%	$999,954	$14,877	6.03%
Investment securities – taxable	105,361	1,104	4.25%	94,657	1,199	5.14%
Investment securities – non-taxable	41,289	578	5.68%	43,929	617	5.70%
Other earning assets	188,491	123	0.26%	29,595	14	0.19%

Total earning assets	1,266,707	15,258	4.89%	1,168,135	16,707	5.80%

Allowance for loan and lease losses	(26,776)			(18,189)
Intangible assets	1,864			29,498
Cash & due from banks	8,920			16,352
Premises & equipment	33,003			33,778
Other assets	78,051			56,797

TOTAL ASSETS	$1,361,769			$1,286,371

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW accounts	$62,935	45	0.29%	$61,640	51	0.34%
Money market accounts	138,264	384	1.13%	125,303	448	1.45%
Savings deposits	37,195	24	0.26%	34,422	24	0.28%
Time deposits less than $100 thousand	243,953	1,343	2.23%	244,607	2,049	3.40%
Time deposits of $100 thousand, or more	206,429	1,194	2.35%	200,926	1,760	3.55%
Brokered CDs and CDARS®	323,650	2,197	2.75%	181,284	1,599	3.58%
Brokered money markets and NOWs	26,609	57	0.87%	78,752	166	0.85%
Federal funds purchased	—	—	—%	1,256	3	0.97%
Repurchase agreements	19,882	121	2.47%	22,348	128	2.32%
Other borrowings	91	1	4.46%	1,425	10	2.85%

Total interest bearing liabilities	1,059,008	5,366	2.05%	951,963	6,238	2.66%

Net interest spread		$9,892	2.84%		$10,469	3.14%

Noninterest bearing demand deposits	150,447			148,382
Accrued expenses and other liabilities	10,597			13,211
Stockholders’ equity	135,619			166,069
Accumulated other comprehensive income	6,098			6,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,361,769			$1,286,371

Impact of noninterest bearing sources and other changes in balance sheet composition			0.33%			0.49%

Net interest margin			3.17%			3.63%

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO 2009

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(1,017)	$(407)	$(1,424)
Investment securities – taxable	136	(231)	(95)
Investment securities – non-taxable	(37)	(2)	(39)
Other earning assets	75	34	109

Total earning assets	(843)	(606)	(1,449)

Interest bearing liabilities:
NOW accounts	1	(7)	(6)
Money market accounts	46	(110)	(64)
Savings deposits	2	(2)	—
Time deposits less than $100 thousand	(5)	(701)	(706)
Time deposits of $100 thousand, or more	48	(614)	(566)
Brokered CDs and CDARS®	1,256	(658)	598
Brokered money markets accounts and NOWs	(110)	1	(109)
Federal funds purchased	(3)	—	(3)
Repurchase agreements	(14)	7	(7)
Other borrowings	(9)	—	(9)

Total interest bearing liabilities	1,212	(2,084)	(872)

Increase (decrease) in net interest income	$(2,055)	$1,478	$(577)

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

The following table presents the components of noninterest income for the periods ended March 31, 2010 and 2009.

NONINTEREST INCOME

	Three Months Ended March 31,
	2010	Percent Change	2009
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$759	(11.7)%	$860
Service charges on deposit accounts	241	(16.0)%	287
Point-of-sale (POS) fees	286	14.4%	250
Bank-owned life insurance income	252	0.0%	252
Trust fees	185	13.5%	163
Mortgage loan and related fees	149	(38.4)%	242
Net gain on sale of available-for-sale securities	57	100.0%	—
Other income	375	(5.5)%	397

Total noninterest income	$2,304	(6.0)%	$2,451

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

Mortgage loan and related fees for the first quarter of 2010 decreased $93 thousand, or 38.4%, to $149 thousand compared to $242 thousand in the first quarter of 2009. As discussed in Note 11 of our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of the servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.

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

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.37 billion at March 31, 2010, $1.35 billion at December 31, 2009, and $1.27 billion at March 31, 2009. The growth from March 31, 2009 to March 31, 2010 is primarily due to the issuance of brokered deposits in the fourth quarter of 2009 and first quarter of 2010 and retaining a majority of the proceeds in our interest-bearing account at the Federal Reserve Bank of Atlanta. We issued brokered deposits to enhance our liquidity as well as to lock-in longer term and historically low-cost brokered deposits. The growth in total assets from March 31, 2009 to March 31, 2010 is primarily a result from increases in interest-bearing cash and deposits, partially offset by declining loan balances and a higher allowance. For the remainder of 2010, we anticipate funding prudent investment opportunities through our existing cash reserves or with growth in core deposits.

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

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the three months ended March 31,
	2010	2009
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$26,492	$17,385
Provision for loan and lease losses	4,369	4,987

Sub-total	30,861	22,372

Charged-off loans:
Real estate – Residential 1-4 family	429	251
Real estate – Commercial	—	797
Real estate – Construction	2,413	94
Real estate – Multi-family and farmland	130	—
Commercial loans	1,232	672
Consumer installment loans and Other	358	515
Leases, net of unearned income	494	79

Total charged-off	5,056	2,408

Recoveries of charged-off loans:
Real estate – Residential 1-4 family	3	—
Real estate – Commercial	145	—
Real estate – Construction	1	8
Real estate – Multi-family and farmland	—	2
Commercial loans	109	5
Consumer installment loans and Other	38	48
Leases, net of unearned income	—	1

Total recoveries	296	64

Net charged-off loans	4,760	2,344

Allowance for loan and lease losses – end of period	$26,101	$20,028

Total loans – end of period	$905,512	$992,647
Average loans	$931,566	$999,954
Net loans charged-off to average loans, annualized	2.04%	0.94%
Provision for loan and lease losses to average loans, annualized	1.88%	1.99%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.88%	2.02%
Non-performing loans	48.07%	62.36%

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

Asset Quality and Non-Performing Assets Analysis and Discussion

Our asset quality ratios weakened in the first quarter of 2010 compared to year-end and the same period in 2009. As of March 31, 2010, our allowance for loan and lease losses as a percentage of total loans was 2.88%, which is an increase from the 2.78% as of December 31, 2009 and 2.02% as of March 31, 2009. Net charge-offs as a percentage of average loans (annualized) increased to 2.04% from 0.94% for the three month periods ended March 31, 2010 and 2009, respectively. Non-performing assets as a percentage of total assets was 5.26% at March 31, 2010, compared to 3.13% for the same period in 2009. As of March 31, 2010, non-performing assets, including loans that are 90 days past due, increased to $76.0 million, or 5.55% of total assets, from $69.2 million, or 5.11% as of December 31, 2009, and $45.3 million, or 3.55% of total assets as of March 31, 2009.

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

NON-PERFORMING ASSETS BY TYPE

	March 31, 2010	December 31, 2009	March 31, 2009
	(restated)	(restated)
	(in thousands, except percentages)
Nonaccrual loans	$50,305	$45,454	$26,706
Loans past due 90 days and still accruing	3,993	4,524	5,413

Total nonperforming loans	$54,298	$49,978	$32,119

Other real estate owned	$18,228	$15,312	$11,309
Repossessed assets	3,466	3,881	1,864
Nonaccrual loans	50,305	45,454	26,706

Total nonperforming assets	$71,999	$64,647	$39,879

Nonperforming loans as a percentage of total loans	6.00%	5.25%	3.24%
Nonperforming assets as a percentage of total assets	5.26%	4.78%	3.13%
Nonperforming assets plus loans 90 days past due to total assets	5.55%	5.11%	3.55%

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

NON-PERFORMING ASSETS – ACTIVITY

	1st Quarter 2010	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
	(restated)	(restated)
	(in thousands)
Nonaccrual loans
Beginning balance	$45,454	$31,463	$26,782	$26,706	$18,453
Additions	16,701	20,378	11,837	9,643	12,589
Reductions	(11,850)	(6,387)	(7,156)	(9,567)	(4,336)

Ending balance	$50,305	$45,454	$31,463	$26,782	$26,706

Other real estate owned
Beginning balance	$15,312	$14,206	$12,930	$11,309	$7,145
Additions	3,866	4,415	5,599	4,522	5,111
Reductions	(950)	(3,309)	(4,323)	(2,901)	(947)

Ending balance	$18,228	$15,312	$14,206	$12,930	$11,309

Repossessions
Beginning balance	$3,881	$2,050	$1,473	$1,864	$1,680
Additions	1,383	3,588	1,978	810	1,318
Reductions	(1,798)	(1,757)	(1,401)	(1,201)	(1,134)

Ending balance	$3,466	$3,881	$2,050	$1,473	$1,864

The following table provides the classifications for nonaccrual loans and other real estate owned as of March 31, 2010, December 31, 2009 and March 31, 2009.

NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Units	Amount	Units	Amount	Units
	(restated)		(restated)
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$13,950	33	$13,706	36	$9,040	12
Residential real estate loans	7,392	53	6,059	52	2,179	18
Commercial real estate loans	6,903	26	6,156	26	3,575	12
Commercial and industrial loans	16,234	39	15,397	38	6,904	20
Commercial leases	3,943	37	2,389	20	3,523	4
Consumer and other loans	1,883	15	1,747	15	1,485	4

Total	$50,305	203	$45,454	187	$26,706	70

Other real estate owned
Construction/development loans	$7,505	50	$6,023	37	$5,484	30
Residential real estate loans	5,153	41	4,647	34	2,598	14
Commercial real estate loans	5,570	18	4,642	14	3,227	5

Total	$18,228	109	$15,312	85	$11,309	49

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

Total non-performing assets for the first quarter of 2010 were $72.0 million compared to $64.6 million at December 31, 2009 and $39.9 million at March 31, 2009.

Our asset ratios were generally less favorable as compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of March 31, 2010 and our UBPR peer group ratios as of March 31, 2010, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
	(restated)
Nonperforming loans[1] as a percentage of gross loans	6.00%	3.83%
Nonperforming loans[1] as a percentage of the allowance	208.03%	166.41%
Nonperforming loans[1] as a percentage of equity capital	38.90%	28.06%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	7.85%	4.92%

[1]	Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

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

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$2,808	$12,937	$17,313	$4,746	$37,804
Agency bonds	—	13,844	11,992	—	25,836
Agency issued REMICs	8,244	25,492	3,091	—	36,827
Agency issued pools	102	33,723	6,042	840	40,707
Other	—	—	—	126	126

Total	$11,154	$85,996	$38,438	$5,712	$141,300

Tax Equivalent Yield	5.31%	4.26%	4.47%	6.08%	4.48%

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

Brokered deposits at March 31, 2010, December 31, 2009 and March 31, 2009 were as follows:

BROKERED DEPOSITS

	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands)
Brokered deposits –
Brokered certificates of deposits	$322,944	$239,283	$140,963
Brokered money market accounts	—	76,749	77,384
Brokered NOW accounts	—	514	1,381
CDARS®	30,452	23,204	20,187

Total	$353,396	$339,750	$239,915

As discussed in Note 14 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last six months was in part to ensure we have adequate funding to meet our short-term contractual obligations. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits. The table below is a maturity schedule for our brokered deposits.

BROKERED DEPOSITS – BY MATURITY

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$—	$20,360	$32,025	$34,861	$235,698
CDARS®	951	2,445	19,828	5,766	1,462

Total	$951	$22,805	$51,853	$40,627	$237,160

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

Historically, we have utilized brokered deposits to provide an additional source of funding. As of March 31, 2010, we had $322.9 million in brokered CDs outstanding with a weighted average remaining life of approximately 35 months, a weighted average coupon rate of 2.60% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.85%. Our CDARS® product had $30.5 million at March 31, 2010, with a weighted average coupon rate of 2.01% and a weighted average life of approximately 12 months. As discussed in Note 14 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. We currently have more than adequate liquidity to fund the contractual maturities in our brokered deposits for more than two years.

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

CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$336,618	$101,801	$4,367	$—	$442,786
Brokered certificates of deposit	(1)	52,385	107,822	149,962	12,775	322,944
CDARS®	(1)	23,224	6,771	457	—	30,452
Federal funds purchased and securities sold under agreements to repurchase	(2)	8,371	—	10,000	—	18,371
FHLB borrowings	(3)	—	4	—	—	4
Operating lease obligations	(4)	754	759	328	1,479	3,320
Commitments to fund affordable housing investments	(5)	1,340	—	—	—	1,340
Note payable	(6)	15	34	37	—	86

Total		$422,707	$217,191	$165,151	$14,254	$819,303

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

The following table presents the remaining accretion of the gain for the terminated swaps.

	2010[1]	2011	2012	2013	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$277	$219	$62	$—	$558
Accretion of gain from 2009 terminated swaps	$1,227	$1,629	$1,272	$—	$4,128

[1]	Represents the gain accretion for April 1, 2010 to December 31, 2010. Excludes the amounts recognized in the first three months of 2010.

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

The following are the cash flow hedges as of March 31, 2010:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,138	$64	$—	$42	Various

	$2,138	$64	$—	$42

Terminated asset hedges
Cash flow hedges:[1]
Interest rate swap	$25,000	$—	$—	$18	June 28, 2010
Interest rate swap	25,000	—	—	89	June 28, 2011
Interest rate swap	14,000	—	—	7	June 28, 2010
Interest rate swap	20,000	—	—	67	June 28, 2011
Interest rate swap	35,000	—	—	187	June 28, 2012
Interest rate swap	25,000	—	—	1,362	October 15, 2012
Interest rate swap	25,000	—	—	1,362	October 15, 2012

	$169,000	$—	$—	$3,092

[1]

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

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties. Through this economic recession, we have intentionally reduced our potential credit exposure by reducing our unfunded loan commitments and standby letters of credit.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As described in Note 14 to our consolidated financial statements, the Consent Order requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provides 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios.

The following table compares the required capital ratios maintained by First Security and FSGBank:

March 31, 2010	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank (restated)
				(restated)
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	12.9%	12.5%
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	14.2%	13.7%
Leverage ratio	9.0%	5.0%[2]	4.0%	9.2%	8.9%[3]

December 31, 2009
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	12.7%	11.5%
Total capital to risk adjusted assets	n/a	10.0%	8.0%	13.9%	12.8%
Leverage ratio	n/a	5.0%[2]	4.0%	10.6%	9.6%

March 31, 2009
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	12.9%	9.6%
Total capital to risk adjusted assets	n/a	10.0%	8.0%	14.1%	10.8%
Leverage ratio	n/a	5.0%[2]	4.0%	11.1%	8.2%

[1]	FSGBank must achieve and maintain the above capital ratios within 120 days from April 28, 2010.
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

INTEREST RATE RISK

INCOME SENSITIVITY SUMMARY

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$29,923	$39,238	$47,148
Dollar change net interest income	(9,315)	—	7,910
Percentage change net interest income	(23.74)%	0.00%	20.16%

[1]	Annualized net interest income is a twelve month projection based on year-to-date results.

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

In connection with the preparation of our previously filed Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission (SEC) on May 10, 2010, our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer (CEO) and chief financial officer (CFO) (hereinafter in Item 4 “management, including the CEO and CFO,” are referred to collectively as “management”), as appropriate to allow timely decisions regarding required disclosure.

Based upon their controls evaluation, our CEO and CFO previously concluded that our Disclosure Controls were effective.

As previously disclosed in First Security’s Current Report on Form 8-K, filed with the SEC on October 29, 2010, subsequent to filing the June 30, 2010 Quarterly Report on Form 10-Q and a change in personnel responsible for First Security’s other real estate owned, First Security determined that certain write-downs associated with other real estate owned were not recorded in the appropriate accounting periods. Upon completion of First Security’s internal review, the primary regulator of First Security’s wholly-owned subsidiary bank verified the findings as part of its ongoing annual safety and soundness examination. First Security has been requested to file amended Call Reports with the FDIC and amended FR Y-9C and FR Y-9LP reports with the Federal Reserve, for December 31, 2009, March 31, 2010 and June 30, 2010 to reflect the findings.

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

As a result of the restatement, a reevaluation was performed as of the end of the period covered by this Quarterly Report on Form 10-Q of our Disclosure Controls by management. Based upon this reevaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of March 31, 2010 due to the material weakness in our internal control over financial reporting related to our administration of other real estate owned.

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

First Security has restated its consolidated financial statements as of and for the period ended March 31, 2010 in this Form 10-Q/A as discussed in Note 2 to the consolidated financial statements contained herein. First Security is undertaking certain remedial actions as of the date of filing of this Form 10-Q/A and believes that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, First Security’s financial position, results of operations, and cash flows for the periods presented. However, at March 31, 2010, the material weakness described above still existed.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations, which may require us to maintain capital in excess of published regulatory standards for a “well-capitalized” institution. The Order requires the Bank to, within 120 days of the effective date of the Order, to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of March 31, 2010, the Bank’s total risk-based capital ratio was approximately 13.74 percent and its leverage ratio was approximately 8.92 percent. As of March 31, 2010, the Bank had excess capital of approximately $7.2 million above the Order’s total risk-based capital ratio and a capital shortfall of approximately $1.0 million compared to the Order’s leverage ratio. The Company is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

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

FIRST SECURITY GROUP, INC.
(Registrant)

November 16, 2010	By:	/S/ RODGER B. HOLLEY
Rodger B. Holley
Chairman & CEO

November 16, 2010	By:	/S/ WILLIAM L. LUSK, JR.
William L. Lusk, Jr.
Secretary, Chief Financial Officer & Executive Vice President