Form 10-Q/A
period 2010-06-30
FIRST SECURITY GROUP INC/TN
filed 2010-11-16
CIK 1138817

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

This Form 10-Q as amended hereby continues to speak as of August 9, 2010, the date of the originally filed Form 10-Q, and the disclosures included in the Form 10-Q as amended hereby have not been updated to speak as of any later date. Information not affected by the restatement of financial statements or information as of and for the period ended June 30, 2010 is unchanged and reflects the disclosures made at the time of filing the original Form 10-Q.

For convenience, the entire Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 has been re-filed in this Form 10-Q/A. Pursuant to SEC Rule 12b-15, in connection with this filing, First Security is filing updated exhibits 31.1, 31.2, 32.1 and 32.2.

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands)	June 30, 2010 (unaudited and restated)	December 31, 2009 (restated)	June 30, 2009 (unaudited)

ASSETS
Cash and Due from Banks	$8,960	$23,220	$20,908
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—

Cash and Cash Equivalents	8,960	23,220	20,908

Interest Bearing Deposits in Banks	232,720	152,616	12,354

Securities Available-for-Sale	153,031	143,045	137,494

Loans Held for Sale	2,713	1,225	3,806
Loans	848,639	950,793	964,687

Total Loans	851,352	952,018	968,493
Less: Allowance for Loan and Lease Losses	26,830	26,492	19,275

	824,522	925,526	949,218

Premises and Equipment, net	32,274	33,157	33,948

Goodwill	—	—	27,156

Intangible Assets	1,685	1,918	2,139

Other Assets	79,948	73,917	55,176

TOTAL ASSETS	$1,333,140	$1,353,399	$1,238,393

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2010 (unaudited and restated)	December 31, 2009 (restated)	June 30, 2009 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$152,284	$151,174	$153,345
Interest Bearing Demand	67,122	62,429	63,720
Savings and Money Market Accounts	172,588	177,543	157,560
Certificates of Deposit less than $100 thousand	232,646	244,312	246,652
Certificates of Deposit of $100 thousand or more	189,066	207,465	204,133
Brokered Deposits	352,545	339,750	207,636

Total Deposits	1,166,251	1,182,673	1,033,046
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	19,347	17,911	20,538
Security Deposits	961	1,376	1,558
Other Borrowings	85	94	102
Other Liabilities	9,745	10,181	10,686

Total Liabilities	1,196,389	1,212,235	1,065,930

STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of June 30, 2010, December 31, 2009 and June 30, 2009	31,525	31,339	31,158
Common Stock - $.01 par value - 50,000,000 shares authorized as of June 30, 2010, December 31, 2009 and June 30, 2009; 16,418,327 issued as of June 30, 2010, December 31, 2009 and June 30, 2009	114	114	114
Paid-In Surplus	111,623	111,964	111,933
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(5,518)	(6,193)	(6,602)
(Accumulated Deficit) Retained Earnings	(8,509)	(4,258)	28,262
Accumulated Other Comprehensive Income	5,510	6,192	5,592

Total Stockholders’ Equity	136,751	141,164	172,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,333,140	$1,353,399	$1,238,393

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Income Statements

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010 (restated)	2009	2010 (restated)	2009
INTEREST INCOME
Loans, including fees	$12,731	$14,524	$26,181	$29,397
Debt Securities – taxable	994	1,154	2,084	2,338
Debt Securities – non-taxable	349	400	727	804
Other	216	21	339	35

Total Interest Income	14,290	16,099	29,331	32,574

INTEREST EXPENSE
Interest Bearing Demand Deposits	50	50	95	101
Savings Deposits and Money Market Accounts	356	399	764	871
Certificates of Deposit of less than $100 thousand	1,248	1,900	2,591	3,949
Certificates of Deposit of $100 thousand or more	1,097	1,644	2,291	3,404
Brokered Deposits	2,456	1,488	4,710	3,253
Other	122	118	244	259

Total Interest Expense	5,329	5,599	10,695	11,837

NET INTEREST INCOME	8,961	10,500	18,636	20,737
Provision for Loan and Lease Losses	3,634	6,196	8,009	11,189

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	5,327	4,304	10,627	9,548

NONINTEREST INCOME
Service Charges on Deposit Accounts	1,048	1,170	2,048	2,317
Gain on Sales of Available-for-Sale Securities	—	—	57	—
Other	1,510	1,474	2,757	2,778

Total Noninterest Income	2,558	2,644	4,862	5,095

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,703	5,043	9,651	10,400
Expense on Premises and Fixed Assets, net of rental income	1,373	1,512	2,756	3,032
Other	5,704	3,337	9,245	5,920

Total Noninterest Expenses	11,780	9,892	21,652	19,352

LOSS BEFORE INCOME TAX BENEFIT	(3,895)	(2,944)	(6,163)	(4,709)
Income Tax Benefit	(1,769)	(1,536)	(2,923)	(2,449)

NET LOSS	(2,126)	(1,408)	(3,240)	(2,260)
Preferred Stock Dividends	412	413	825	784
Accretion on Preferred Stock Discount	94	87	186	164

NET LOSS TO COMMON STOCKHOLDERS	$(2,632)	$(1,908)	$(4,251)	$(3,208)

NET LOSS PER SHARE:
Net Loss Per Share - Basic	$(0.17)	$(0.12)	$(0.27)	$(0.21)
Net Loss Per Share - Diluted	$(0.17)	$(0.12)	$(0.27)	$(0.21)
Dividends Declared Per Common Share	$—	$0.01	$—	$0.06

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance – December 31, 2009 (restated)	$31,339	16,418	$114	$111,964	$2,006	$(4,258)	$6,192	$(6,193)	$141,164
Comprehensive Income:
Net Loss (unaudited and restated)						(3,240)			(3,240)
Change Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments (unaudited)							39		39
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(721)		(721)

Total Comprehensive Loss									(3,922)

Accretion of Discount Associated with Preferred Stock (unaudited)	186					(186)			—
Preferred Stock Dividend (unaudited)						(825)			(825)
Stock-based Compensation, net of forfeitures (unaudited)				49					49
ESOP Allocation (unaudited)				(390)				675	285

Balance – June 30, 2010 (unaudited and restated)	$31,525	16,418	$114	$111,623	$2,006	$(8,509)	$5,510	$(5,518)	$136,751

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(unaudited)

	Six Months Ended June 30,
(in thousands)	2010 (restated)	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,240)	$(2,260)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities -
Provision for Loan and Lease Losses	8,009	11,189
Amortization, net	416	324
Stock-Based Compensation	49	200
ESOP Compensation	285	321
Depreciation	929	1,065
Gain on Sale of Premises and Equipment	(8)	(3)
Loss (Gain) on Sale of Other Real Estate and Repossessions, net	511	(72)
Write-down of Other Real Estate and Repossessions	1,140	387
Gain on Sale of Available-for-Sale Securities	(57)	—
Accretion of Fair Value Adjustment, net	(25)	(99)
Accretion of Cash Flow Swaps	—	(528)
Accretion of Terminated Cash Flow Swaps	(1,042)	(722)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(1,488)	2,197
Interest Receivable	484	287
Other Assets	(5,992)	(1,072)
Interest Payable	(128)	(847)
Other Liabilities	(1,158)	256

Net Cash (Used in) Provided by Operating Activities	(1,315)	10,623

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(80,104)	(11,436)
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	30,329	12,891
Sales	14,762	—
Purchases	(55,143)	(10,781)
Loan Originations and Principal Collections, net	85,871	21,984
Proceeds for Interim Settlements of Cash Flow Swaps, net	—	938
Proceeds for Termination of Cash Flow Swaps	—	5,778
Proceeds from Sale of Premises and Equipment	8	13
Proceeds from Sales of Other Real Estate and Repossessions	7,001	3,969
Additions to Premises and Equipment	(46)	(1,246)
Capital Improvements to Repossessions and Other Real Estate	(628)	(114)

Net Cash Provided by Investing Activities	2,050	21,996

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(16,422)	(43,242)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	1,436	(19,498)
Net Decrease of Other Borrowings	(9)	(2,675)
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	—	33,000
Repurchase and Retirement of Common Stock	—	—
Repurchase of Common Stock for 401(k) and ESOP Plan	—	(1,023)
Dividends Paid on Preferred Stock	—	(578)
Dividends Paid on Common Stock	—	(917)

Net Cash Used in Financing Activities	(14,995)	(34,933)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,260)	(2,314)
CASH AND CASH EQUIVALENTS - beginning of period	23,220	23,222

CASH AND CASH EQUIVALENTS - end of period	$8,960	$20,908

(See Accompanying Notes to Consolidated Financial Statements)

	Six Months Ended June 30,
(in thousands)	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to Foreclosed Properties and Repossessions	$11,604	$11,784
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$10,823	$12,684
Income Taxes Paid	$46	$539

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

For the period ended December 31, 2009, the Company determined that additional OREO write-downs totaling $616 thousand and additional OREO charge-offs totaling $89 thousand were improperly reflected in future periods. The December 31, 2009 Form 10-K/A (Amendment No.2) properly reflects these items as well as an increase in provision for loan and lease losses of $89 thousand to return the allowance for loan and lease losses to the previously reported balance. The tax benefit associated with the additional expenses totaled $270 thousand. The net impact on these items increased the net loss available to common stockholders by $435 thousand from the previously reported net loss of $34,974 thousand to $35,409 thousand.

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

The following table provides the previously reported and the restated amounts included in the restatements:

	Previously Reported as of December 31, 2009	Anticipated Restatement Adjustments	Restated as of December 31, 2009
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$74,352	$(435)	$73,917
Accumulated Deficit	$(3,823)	$(435)	$(4,258)

Changes to the Consolidated Income Statements
Provision for Loan and Lease Losses	$25,315	$89	$25,404
Other Non-Interest Expense	$14,938	$616	$15,554
Income Tax (Benefit) Provision	$(7,982)	$(270)	$(8,252)
Net (Loss) Income Available to Common Shareholders	$(34,974)	$(435)	$(35,409)

	Previously Reported as of March 31, 2010	Anticipated Restatement Adjustments	Restated as of March 31, 2010
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$80,539	$(435)	$80,104
Accumulated Deficit	$(5,442)	$(435)	$(5,877)

	Previously Reported as of June 30, 2010	Anticipated Restatement Adjustments	Restated as of June 30, 2010
	(in thousands)
Changes to the Consolidated Balance Sheet
Other Assets	$80,313	$(365)	$79,948
Accumulated Deficit	$(8,144)	$(365)	$(8,509)

Changes to the Consolidated Income Statements for the three months ended June 30, 2010
Provision for Loan and Lease Losses	$3,544	$90	$3,634
Other Non-Interest Expense	$5,907	$(203)	$5,704
Income Tax Benefit	$(1,812)	$43	$(1,769)
Net (Loss) Income Available to Common Shareholders	$(2,702)	$70	$(2,632)

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive loss for the three and six month periods ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (restated)	2009	2010 (restated)	2009
	(in thousands)
Net loss	$(2,126)	$(1,408)	$(3,240)	$(2,260)

Other comprehensive income (loss)
Available-for-sale securities
Unrealized net (loss) gain on securities arising during the period	(70)	(683)	117	358
Tax benefit (expense) related to unrealized net (loss) gain	24	232	(40)	(122)
Reclassification adjustments for realized gain included in net income	—	—	(57)	—
Tax expense related to gain realized in net income	—	—	19	—

Unrealized (loss) gain on securities, net of tax	(46)	(451)	39	236

Derivative cash flow hedges
Unrealized gain (loss) on derivatives arising during the period	15	33	(51)	312
Tax (expense) benefit related to unrealized (loss) gain	(5)	(10)	18	(106)
Reclassification adjustments for realized gain included in net income	(614)	(455)	(1,042)	(1,152)
Tax expense related to gain realized in net income	209	155	354	392

Unrealized loss on derivatives, net of tax	(395)	(277)	(721)	(554)

Other comprehensive loss, net of tax	(441)	(728)	(682)	(318)

Comprehensive loss, net of tax	$(2,567)	$(2,136)	$(3,922)	$(2,578)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (restated)	2009	2010 (restated)	2009
	(in thousands, except per share data)

Net loss available to common stockholders	$(2,632)	$(1,908)	$(4,251)	$(3,208)

Denominator:
Weighted average common shares outstanding	15,715	15,503	15,682	15,537
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock grants	—	—	—	—

Weighted average diluted shares outstanding	15,715	15,503	15,682	15,537

Net loss per share:
Basic	$(0.17)	$(0.12)	$(0.27)	$(0.21)

Diluted	$(0.17)	$(0.12)	$(0.27)	$(0.21)

For the three and six months ended June 30, 2010, the weighted average stock options, stock warrants and restricted stock awards that were anti-dilutive totaled 1,963 thousand and 2,017 thousand, respectively, compared to 1,321 thousand and 1,387 thousand for the same periods in 2009. Anti-dilutive options expire between 2010 and 2020. Anti-dilutive options and awards are not included in the computation of diluted earnings per share under the treasury stock method.

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

	June 30, 2010 (restated)	June 30, 2009
	(in thousands)
Allowance for loan and lease losses-beginning of period	$26,492	$17,385
Provision expense for loan and lease losses	7,998	11,178
Loans charged-off	(8,046)	(9,436)
Loan loss recoveries	386	148

Allowance for loan and lease losses-end of period	$26,830	$19,275

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

For the three and six months ended June 30, 2010, the Company recognized an income tax benefit of $1,769 thousand and $2,923 thousand, respectively, compared to $1,536 thousand and $2,449 thousand for the same periods in 2009, respectively. The following reconciles the income tax benefit to statutory rates:

	For the three months ended June 30,		For the six months ended June 30,
	2010 (restated)	2009	2010 (restated)	2009
	(in thousands)
Federal taxes at statutory tax rate	$(1,324)	$(1,001)	$(2,095)	$(1,601)
Tax exempt earnings on loans and securities	(121)	(138)	(250)	(277)
Tax exempt earnings on bank owned life insurance	(86)	(86)	(171)	(171)
Low-income housing tax credits	(103)	—	(207)	—
Other, net	46	(119)	96	(81)
State tax provision, net of federal effect	(181)	(192)	(296)	(319)

Income tax benefit	$(1,769)	$(1,536)	$(2,923)	$(2,449)

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

	Carrying Value as of June 30, 2010	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2010
	(in thousands)
Other real estate owned	$11,131	$—	$11,131	$—	$(3,989)
Repossessions	118	—	118	—	(189)
Collateral-dependent loans	4,000	—	4,000	—	(113)

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

•

Federal funds purchased and securities sold under agreements to repurchase – These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the consolidated balance sheets approximates fair value.

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

NOTE 14 – REGULATORY ACTION

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

Within 120 days of the effective date of the Order, the Bank is required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of June 30, 2010, the Bank’s total capital to risk-weighted assets was in compliance with the Order with a ratio of 14.26 percent. The Bank’s Tier 1 capital to adjusted total assets was out of compliance with the Order with a ratio of 8.75 percent.

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

NOTE 15 – SUBSEQUENT EVENTS

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

In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

As discussed in Note 2 of the consolidated financial statements, our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2010 have been restated to reflect the appropriate timing and recognition of charge-offs and write-downs associated with other real estate owned (OREO). The accompanying Management’s Discussion and Analysis incorporates the effects of that restatement. Revised tables are marked as “Restated”. The following discussion and analysis continues to speak as of the date we originally filed the Form 10-Q. Information not affected by the restatement of the financial statements is unchanged.

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

Financial Results

As of June 30, 2010, we had total consolidated assets of $1.3 billion, total loans of $851.4 million, total deposits of $1.2 billion and stockholders’ equity of $136.8 million. For the three and six months ended June 30, 2010, our net loss available to common shareholders was $2.6 million and $4.3 million, respectively, resulting in basic and diluted net loss of $0.17 per share for the quarter and $0.27 per share for the year-to-date period.

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

For the three and six month periods ended June 30, 2010, net interest income decreased by $1.5 million and $2.1 million, respectively, and noninterest income decreased by $86 thousand and $233 thousand, respectively, compared to the same periods in 2009. For the three and six months ended June 30, 2010, noninterest expense increased by $1.9 million and $2.3 million, respectively, compared to the same periods in 2009. The decline in net interest income is primarily attributable to the shift in earning assets from loans to noninterest cash partially offset by reductions in rates on interest bearing liabilities. Noninterest income decreased primarily due to lower deposit fees while noninterest expense increased primarily due to higher expenses associated with nonperforming assets, including write-downs, losses and holding costs. These increases were partially offset by reductions in salary and benefit expense. Full-time equivalent employees were 333 at June 30, 2010, compared to 353 at June 30, 2009.

The provision for loan and lease losses decreased $2.6 million and $3.2 million for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009.

Our efficiency ratio increased in the second quarter of 2010 to 102.3% compared to 75.3% in the same period of 2009 primarily due to reductions in net interest income and noninterest income and increases to noninterest expense. We anticipate our efficiency ratio to begin to improve during the second half of 2010 as we focus on enhancing revenue while reducing certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio in the second half of 2010 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.

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

RESULTS OF OPERATIONS

We reported a net loss to common stockholders for the three and six month periods ended June 30, 2010 of $2.6 million and $4.3 million compared to a net loss for the same periods in 2009 of $1.9 million and $3.2 million, respectively. In the second quarter of 2010, basic and diluted net loss per share was $0.17 on approximately 15.7 million weighted average shares outstanding. On a year-to-date basis, basic and diluted net loss per share was $0.27 on approximately 15.7 million weighted average shares outstanding.

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

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended June 30,	Change from Prior Year		For the Six Months Ended June 30,	Change from Prior Year
	2010	Amount	Percentage	2010	Amount	Percentage
	(restated)
	(in thousands, except percentages)
Interest income	$14,290	$(1,809)	-11.2%	$29,331	$(3,243)	-10.0%
Interest expense	5,329	(270)	-4.8%	10,695	(1,142)	-9.6%

Net interest income	8,961	(1,539)	-14.7%	18,636	(2,101)	-10.1%
Provision for loan and lease losses	3,634	(2,562)	-41.3%	8,009	(3,180)	-28.4%

Net interest income after provision for loan and lease losses	5,327	1,023	23.8%	10,627	1,079	11.3%
Noninterest income	2,558	(86)	-3.3%	4,862	(233)	-4.6%
Noninterest expense	11,780	1,888	19.1%	21,652	2,300	11.9%

Net loss before income taxes	(3,895)	(951)	-32.3%	(6,163)	(1,454)	-30.9%
Income tax benefit	(1,769)	(233)	15.2%	(2,923)	(474)	19.4%

Net loss	(2,126)	(718)	-51.0%	(3,240)	(980)	-43.4%
Preferred stock dividends and discount accretion	506	6	1.2%	1,011	63	6.6%

Net loss available to common stockholders	$(2,632)	$(724)	-37.9%	$(4,251)	$(1,043)	-32.5%

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
	(restated)
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$873,418	$12,734	5.85%	$984,210	$14,527	5.92%
Debt securities – taxable	109,078	1,007	3.70%	97,282	1,169	4.82%
Debt securities – non-taxable (2)	38,193	533	5.60%	43,227	611	5.67%
Other earning assets	231,707	216	0.37%	17,619	21	0.48%

Total earning assets	1,252,396	14,490	4.64%	1,142,338	16,328	5.73%

Allowance for loan and lease losses	(26,339)			(19,388)
Intangible assets	1,748			29,365
Cash & due from banks	7,726			18,873
Premises & equipment	32,541			33,972
Other assets	80,147			53,203

TOTAL ASSETS	$1,348,219			$1,258,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$68,743	50	0.29%	$63,118	50	0.32%
Money market accounts	133,524	330	0.99%	124,750	373	1.20%
Savings deposits	39,179	26	0.27%	36,054	26	0.29%
Time deposits of less than $100 thousand	235,766	1,248	2.12%	245,233	1,900	3.11%
Time deposits of $100 thousand or more	194,408	1,097	2.26%	201,923	1,644	3.27%
Brokered CDs and CDARS®	352,915	2,456	2.79%	150,371	1,327	3.54%
Brokered money markets and NOWs	—	—	—%	77,498	161	0.83%
Federal funds purchased	—	—	—%	9	—	1.00%
Repurchase agreements	18,992	120	2.53%	21,999	116	2.11%
Other borrowings	87	2	7.66%	367	2	2.19%

Total interest bearing liabilities	1,043,614	5,329	2.05%	921,322	5,599	2.44%

Net interest spread		$9,161	2.59%		$10,729	3.29%

Noninterest bearing demand deposits	156,542			148,918
Accrued expenses and other liabilities	9,152			12,555
Stockholders’ equity	133,214			169,125
Accumulated other comprehensive income	5,697			6,443

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,348,219			$1,258,363

Impact of noninterest bearing sources and other changes in balance sheet composition			0.34%			0.48%

Net interest margin			2.93%			3.77%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
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
	(restated)
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$902,332	$26,186	5.85%	$992,039	$29,404	5.98%
Debt securities – taxable	107,230	2,111	3.97%	95,977	2,368	4.98%
Debt securities – non-taxable (2)	39,732	1,111	5.64%	43,576	1,228	5.68%
Other earning assets	210,218	339	0.33%	23,569	35	0.30%

Total earning assets	1,259,512	29,747	4.76%	1,155,161	33,035	5.77%

Allowance for loan and lease losses	(26,556)			(18,792)
Intangible assets	1,805			29,431
Cash & due from banks	8,320			17,625
Premises & equipment	32,771			33,876
Other assets	79,105			54,988

TOTAL ASSETS	$1,354,957			$1,272,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$65,855	95	0.29%	$62,383	101	0.33%
Money market accounts	135,881	713	1.06%	125,025	821	1.32%
Savings deposits	38,193	51	0.27%	35,242	50	0.29%
Time deposits of less than $100 thousand	239,837	2,591	2.18%	244,921	3,949	3.25%
Time deposits of $100 thousand or more	200,386	2,291	2.31%	201,428	3,404	3.41%
Brokered CDs and CDARS®	338,363	4,653	2.77%	165,742	2,926	3.56%
Brokered money markets and NOWs	13,231	57	0.87%	78,122	327	0.84%
Federal funds purchased	—	—	—%	629	4	1.28%
Repurchase agreements	19,434	241	2.50%	22,173	243	2.21%
Other borrowings	89	3	6.80%	893	12	2.71%

Total interest bearing liabilities	1,051,269	10,695	2.05%	936,558	11,837	2.55%

Net interest spread		$19,052	2.71%		$21,198	3.22%

Noninterest bearing demand deposits	153,511			148,651
Accrued expenses and other liabilities	9,871			12,881
Stockholders’ equity	134,410			167,605
Accumulated other comprehensive income	5,896			6,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354,957			$1,272,289

Impact of noninterest bearing sources and other changes in balance sheet composition			0.34%			0.48%

Net interest margin			3.05%			3.70%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
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

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three and six month periods ended June 30, 2010 were $3.6 million and $8.0 million, respectively, compared to $6.2 million and $11.2 million, respectively, for the same periods in 2009. Net charge-offs for the three and six months ended June 30, 2010 were $2.9 million and $7.7 million, respectively, compared to net charge-offs of $6.9 million and $9.3 million, respectively, for the same periods in 2009. Annualized net charge-offs as a percentage of average loans were 1.70% for the six months ended June 30, 2010 compared to 1.87% for the same period in 2009. Our peer group’s average annualized net charge-offs (as reported in the March 31, 2010 Uniform Bank Performance Report) were 1.04%.

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

Mortgage loan and related fees for the second quarter of 2010 increased $37 thousand, or 18.6%, to $236 thousand compared to $199 thousand in the second quarter of 2009. For the six months ended June 30, 2010, mortgage income decreased $56 thousand, or 12.7%, compared to the same period in 2009. As discussed in Note 11 to our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.

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

Noninterest Expense

Noninterest expense for the second quarter of 2010 increased $1.9 million, or 19.1%, to $11.8 million compared to $9.9 million for the same period in 2009. On a year-to-date basis, noninterest expense increased $2.3 million, or 11.9%, to $21.7 million compared to $19.4 million for the same period in 2009. The increases for both periods are primarily due to higher nonperforming asset costs, including write-downs, losses and holding costs associated with other real estate owned and repossessions, partially offset by lower salaries and benefits costs.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2010 and 2009.

NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Percent Change	2009	2010	Percent Change	2009
	(restated)	(restated)		(restated)	(restated)
	(in thousands, except percentages)
Salaries & benefits	$4,703	-6.7%	$5,043	$9,651	-7.2%	$10,400
Occupancy	872	-0.6%	877	1,725	-1.4%	1,749
Furniture and equipment	502	-20.9%	635	1,032	-19.6%	1,283
FDIC insurance	1,090	43.8%	758	1,537	62.1%	948
Professional fees	916	134.9%	390	1,408	89.0%	745
Write-downs on OREO and repossessions	1,134	455.9%	204	1,140	194.6%	387
Losses on OREO and repossessions	383	361.4%	83	675	378.7%	141
OREO and repossession holding costs	561	276.5%	149	913	192.6%	312
Data processing	363	2.5%	354	735	5.9%	694
Communications	132	-25.8%	178	292	-12.3%	333
Intangible asset amortization	115	-10.9%	129	233	-11.7%	264
Printing & supplies	87	-4.4%	91	176	-11.1%	198
Advertising	33	-51.5%	68	86	-33.8%	130
Other expense	889	-4.7%	933	2,049	15.9%	1,768

Total noninterest expense	$11,780	19.1%	$9,892	$21,652	11.9%	$19,352

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

Write-downs on OREO and repossessions increased $930 thousand and $753 thousand for the three and six month periods ended June 30, 2010 compared to the same periods in 2009. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if indications exist that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs for the remainder of 2010 are dependent on real estate market conditions and our ability to liquidate properties.

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

Income Taxes

We recorded an income tax benefit of $1.8 million and $2.9 million for the three and six months ended June 30, 2010 compared to a benefit of $1.5 million and $2.4 million for the same periods in 2009. For the six months ended June 30, 2010, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $1.2 million. We also recorded low-income housing tax credits of $207 thousand. Adjusting for these items, our effective tax rate approximates 37%.

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

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the six months ended June 30,
	2010	2009
	(restated)
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$26,492	$17,385
Provision for loan and lease losses	7,998	11,178

Sub-total	34,490	28,563

Charged-off loans:
Real estate – residential 1-4 family	872	656
Real estate – commercial	795	1,313
Real estate – construction	3,077	367
Real estate – multi-family and farmland	130	58
Commercial loans	1,717	6,129
Consumer installment and Other loans	515	663
Leases, net of unearned income	940	250

Total charged-off	8,046	9,436

Recoveries of charged-off loans:
Real estate – residential 1-4 family	33	19
Real estate – commercial	152	—
Real estate – construction	3	9
Real estate – multi-family and farmland	—	3
Commercial loans	129	44
Consumer installment and Other loans	69	72
Leases, net of unearned income	—	1

Total recoveries	386	148

Net charged-off loans	7,660	9,288

Allowance for loan and lease losses – end of period	$26,830	$19,275

Total loans – end of period	$851,352	$968,493
Average loans	$902,332	$992,039
Net loans charged-off to average loans, annualized	1.70%	1.87%
Provision for loan and lease losses to average loans, annualized	1.77%	2.25%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.15%	1.99%
Nonperforming loans	45.72%	63.92%

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

Asset Quality and Nonperforming Assets Analysis and Discussion

Our asset quality ratios weakened in the second quarter of 2010 compared to year-end 2009 and the same period in 2009. As of June 30, 2010, our allowance for loan and lease losses as a percentage of total loans was 3.15%, which is an increase from the 2.78% as of December 31, 2009 and 1.99% as of June 30, 2009. Net charge-offs as a percentage of average loans (annualized) decreased to 1.70% from 1.87% for the six month periods ended June 30, 2010 and 2009, respectively. Nonperforming assets as a percentage of total assets was 5.85% as of June 30, 2010, compared to 3.33% for the same period in 2009. As of June 30, 2010, nonperforming assets, including loans that are 90 days past due, increased to $78.4 million, or 5.88% of total assets, from $69.2 million, or 5.11% as of December 31, 2009, and $44.6 million, or 3.60% of total assets as of June 30, 2009.

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

NONPERFORMING ASSETS BY TYPE

	June 30, 2010	December 31, 2009	June 30, 2009
	(restated)	(restated)
	(in thousands, except percentages)
Nonaccrual loans	$58,339	$45,454	$26,782
Loans past due 90 days and still accruing	342	4,524	3,373

Total nonperforming loans	$58,681	$49,978	$30,155

Other real estate owned	$17,795	$15,312	$12,930
Repossessed assets	1,921	3,881	1,473
Nonaccrual loans	58,339	45,454	26,782

Total nonperforming assets	$78,055	$64,647	$41,185

Nonperforming loans as a percentage of total loans	6.89%	5.25%	3.11%
Nonperforming assets as a percentage of total assets	5.85%	4.78%	3.33%
Nonperforming assets plus loans 90 days past due to total assets	5.88%	5.11%	3.60%

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

NONPERFORMING ASSETS – ACTIVITY

	2nd Quarter 2010	1st Quarter 2010	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009
	(restated)	(restated)	(restated)
	(in thousands)
Nonaccrual loans
Beginning balance	$50,305	$45,454	$31,463	$26,782	$26,706
Additions	15,525	16,701	20,378	11,837	9,643
Reductions	(7,491)	(11,850)	(6,387)	(7,156)	(9,567)

Ending balance	$58,339	$50,305	$45,454	$31,463	$26,782

Other real estate owned
Beginning balance	$18,228	$15,312	$14,206	$12,930	$11,309
Additions	6,274	3,866	4,415	5,599	4,522
Reductions	(6,707)	(950)	(3,309)	(4,323)	(2,901)

Ending balance	$17,795	$18,228	$15,312	$14,206	$12,930

Repossessions
Beginning balance	$3,466	$3,881	$2,050	$1,473	$1,864
Additions	709	1,383	3,588	1,978	810
Reductions	(2,254)	(1,798)	(1,757)	(1,401)	(1,201)

Ending balance	$1,921	$3,466	$3,881	$2,050	$1,473

The following table provides the classifications for nonaccrual loans and other real estate owned as of June 30, 2010, December 31, 2009 and June 30, 2009.

NONPERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	Units	Amount	Units	Amount	Units
	(restated)		(restated)
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$18,120	46	$13,706	36	$8,706	9
Residential real estate loans	8,910	62	6,059	52	3,713	30
Commercial real estate loans	7,050	30	6,156	26	4,595	16
Commercial and industrial loans	17,501	46	15,397	38	3,160	15
Commercial leases	4,690	58	2,389	20	5,126	16
Consumer and other loans	2,068	17	1,747	15	1,482	5

Total	$58,339	259	$45,454	187	$26,782	91

Other real estate owned
Construction/development loans	$8,103	58	$6,023	37	$7,187	38
Residential real estate loans	5,186	46	4,647	34	2,657	14
Commercial real estate loans	4,506	19	4,642	14	3,086	9

Total	$17,795	123	$15,312	85	$12,930	61

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

Other real estate increased $2.5 million from December 31, 2009 to June 30, 2010, as additions continued to outpace dispositions. During the six months ended June 30, 2010, we sold twenty properties with total proceeds of $4.1 million, resulting in a 99% realization of the carrying value prior to sale and an 83% realization of the original loan balance. We anticipate taking a more aggressive sales approach during the remainder of 2010 to dispose of our current properties, which may lead to a lower realization rate.

Loans 90 days past due and still accruing declined by $4.2 million from year-end 2009 in a positive trend. As of June 30, 2010, $342 thousand in past due loans was comprised of two residential loans totaling $134 thousand, six commercial loans totaling $194 thousand and three consumer and other loans totaling $14 thousand.

Total nonperforming assets at the end of the second quarter of 2010 were $78.1 million compared to $65.4 million at December 31, 2009 and $41.2 million at June 30, 2009.

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

NONPERFORMING ASSET RATIOS

	First Security Group, Inc	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	6.89%	3.86%
Nonperforming loans[1] as a percentage of the allowance	218.71%	167.91%
Nonperforming loans[1] as a percentage of equity capital	42.80%	28.42%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	8.80%	4.96%

[1]	Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

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

As discussed in the Note 14 to our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last nine months was in part to ensure we have adequate funding to meet our short-term contractual obligations. Following publication of the Consent Order, we have continued to closely monitor our deposit levels, which have generally remained strong. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits.

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

As discussed in the Note 14 to our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last nine months was in part to ensure we have adequate funding to meet our short-term contractual obligations. Following publication of the Consent Order, we have continued to closely monitor our deposit levels, which have generally remained strong. We believe that our current liquidity, along with maintaining or increasing core deposits, is more than sufficient to provide for our short-term contractual obligations, including maturing brokered deposits.

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

Historically, we have utilized brokered deposits to provide an additional source of funding. As of June 30, 2010, we had $322.9 million in brokered CDs outstanding with a weighted average remaining life of approximately 32 months, a weighted average coupon rate of 2.60% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.85%. Our CDARS® product had $29.6 million at June 30, 2010, with a weighted average coupon rate of 2.08% and a weighted average life of approximately 8 months. As discussed in Note 14 to our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

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

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. The Consent Order, as described in Note 14 to our consolidated financial statements, requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provides 120 days from the effective date of April 28, 2010 to achieve these ratios.

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

June 30, 2010	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank
				(restated)	(restated)
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	13.3%	13.0%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	14.6%	14.3%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	9.0%	8.8%[3]

December 31, 2009
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	12.7%	11.5%
Total capital to risk adjusted assets	n/a	10.0%	8.0%	13.9%	12.8%
Leverage ratio	n/a	5.0%[2]	4.0%	10.6%	9.6%

June 30, 2009
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	13.0%	9.5%
Total capital to risk adjusted assets	n/a	10.0%	8.0%	14.2%	10.7%
Leverage ratio	n/a	5.0%[2]	4.0%	11.2%	8.1%

[1]	FSGBank must achieve and maintain the above capital ratios within 120 days from April 28, 2010.
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

In connection with the preparation of our previously filed Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission (SEC) on August 9, 2010, our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer (CEO) and chief financial officer (CFO) (hereinafter in Item 4 “management, including the CEO and CFO,” are referred to collectively as “management”), as appropriate to allow timely decisions regarding required disclosure.

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

As a result of the restatement, a reevaluation was performed as of the end of the period covered by this Quarterly Report on Form 10-Q of our Disclosure Controls by management. Based upon this reevaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of June 30, 2010 due to the material weakness in our internal control over financial reporting related to our administration of other real estate owned.

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

First Security has restated its consolidated financial statements as of and for the period ended June 30, 2010 in this Form 10-Q/A as discussed in Note 2 to the consolidated financial statements contained herein. First Security is undertaking certain remedial actions as of the date of filing of this Form 10-Q/A and believes that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, First Security’s financial position, results of operations, and cash flows for the periods presented. However, at June 30, 2010, the material weakness described above still existed.

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

ITEM 6.	EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, as amended, as of July 22, 2010*

10.1	Consent Order, dated April 28, 2010[1]

10.2	Stipulation and Consent to the Issuance of a Consent Order, dated April 28, 2010[2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

*	Previously filed.
[1]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2010.
[2]	Incorporated by reference to the Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 16, 2010	/S/ RODGER B. HOLLEY
Rodger B. Holley
Chairman & Chief Executive Officer

November 16, 2010	/S/ WILLIAM L. LUSK, JR.
William L. Lusk, Jr.
Secretary, Chief Financial Officer & Executive Vice President