Form 10-K
period 2010-12-31
FIRST SECURITY GROUP INC/TN
filed 2011-04-15
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2010, was approximately $29.4 million, based on the registrant’s closing sales price as reported on the NASDAQ Global Select Market. There were 16,418,140 shares of the registrant’s common stock outstanding as of April 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None.

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

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including, but not limited to, implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

•

First Security’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the Capital Purchase Program (the “CPP”) administered under the Troubled Asset Relief Program (“TARP”), and the Temporary Liquidity Guarantee Program (the “TLGP”) and the impact of such programs and related regulations on First Security and on international, national, and local economic and financial markets and conditions;

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 23.

iii

PART I

Item 1.	Business

Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (“FSGBank”).

BUSINESS

First Security Group, Inc.

We are a bank holding company headquartered in Chattanooga, Tennessee. We currently operate 37 full-service banking offices through our wholly-owned bank subsidiary, FSGBank. We serve the banking and financial needs of various communities in eastern and middle Tennessee, as well as northern Georgia.

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

First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As of December 31, 2010, we had total assets of approximately $1.2 billion, total deposits of approximately $1.0 billion and stockholders’ equity of approximately $93.4 million.

FSGBank, National Association

FSGBank currently operates 37 full-service banking-offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor. FSGBank also provides trust and investment management, mortgage banking, financial planning and electronic banking services, such as Internet banking (www.FSGBank.com), online bill payment, cash management, ACH originations, and remote deposit capture.

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

During 2003, we converted each of our three subsidiary banks into national banks, renamed each bank “FSGBank, National Association” and merged the banks under the charter previously held by Frontier Bank. As a result, we consolidated our banking operations into one subsidiary, FSGBank. FSGBank currently conducts its banking operations in Dalton, Georgia under the name “Dalton Whitfield Bank.”

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

In August 2005, we acquired Jackson Bank & Trust (“Jackson Bank”) for an aggregate purchase price of $33.3 million in cash. Jackson Bank was a state commercial bank headquartered in Gainesboro, Tennessee. Jackson Bank was merged into FSGBank, but we continue to operate our banking operations in Jackson and Putnam Counties, Tennessee under the name of “Jackson Bank & Trust.”

FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). FSGBank’s deposits are insured by the FDIC. FSGBank operates 31 full-service banking offices in eastern and middle Tennessee and six offices in northern Georgia.

Market Area and Competition

We currently conduct business principally through 37 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available from the FDIC as of June 30, 2010, FSGBank’s total deposits ranked 6th among financial institutions in our market area, representing approximately 4.9% of the total deposits in our market area.

The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2010.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	2	$18	$1,467	10	1.3%
Hamilton County[1,2]	9	507	6,467	4	7.8%
Jackson County	3	64	118	1	55.0%
Jefferson County	2	110	525	1	20.9%
Knox County	3	65	9,033	12	0.7%
Loudon County	2	31	726	7	4.3%
McMinn County	1	35	881	6	3.9%
Monroe County	5	67	602	5	11.1%
Putnam County	3	79	1,475	6	5.4%
Union County	2	45	122	2	36.9%
Georgia
Catoosa County	1	6	862	9	0.7%
Whitfield County[2]	6	143	1,764	4	8.1%

FSGBank	39	$1,169	$24,043	6	4.9%

[1]	Our brokered deposits, totaling $352.5 million at June 30, 2010, are included in the totals for Hamilton County.
[2]	Subsequent to June 30, 2010, we closed a branch in Whitfield County and a branch in Hamilton County.

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

Our loan portfolio at December 31, 2010 was comprised as follows:

	Amount	Percentage of Portfolio
	(in thousands, except percentages)
Loans secured by real estate—
Residential 1-4 family	$252,026	34.7%
Commercial	226,357	31.1%
Construction	84,232	11.6%
Multi-family and farmland	36,393	5.0%

	599,008	82.4%
Commercial loans	82,807	11.4%
Consumer installment loans	33,860	4.7%
Leases, net of unearned income	7,916	1.1%
Other	3,500	0.4%

Total loans	$727,091	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $127.4 million and $14.1 million, respectively, in credit as of December 31, 2010. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2010, our contractual obligations to extend credit were comprised as follow:

	Amount	Percentage of Contractual Obligations
	(in thousands, except percentages)
Contractual obligations secured by real estate—
Residential 1-4 family	$71,117	50.2%
Commercial	11,057	7.8%
Construction	5,787	4.1%
Multi-family and farmland	1,857	1.3%

	89,818	63.4%
Commercial loans	43,949	31.1%
Consumer installment loans	5,027	3.6%
Leases, net of unearned income	—	—%
Other	2,673	1.9%

Total contractual obligations	$141,467	100.0%

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

Commercial —Loans. Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals and often mortgages on the principals’ personal residences. Our commercial loans are primarily made within our market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential and commercial mortgage loans, but less risk than consumer loans. The increased risk in commercial loans is generally due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.

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

Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans among our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier 1 capital. At December 31, 2010, our legal lending limit was approximately $12.8 million. In addition, we have established a “house” limit of $10 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

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

The federal banking regulators have issued guidance regarding the risks posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines to help identify institutions that are potentially exposed to significant CRE risk:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

As of December 31, 2010, our concentrations were within the thresholds of the CRE guidance.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2010, approximately 82.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized.

We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2010, we had approximately $279.5 million of interest-only loans, which primarily consist of home equity loans 28.5% construction and land development loans (22.9%), commercial and industrial loans (18.2%) and commercial real estate loans (14.8%). The loans have an average maturity of approximately 18 months or less, with the exception of home equity lines-of-credit which have an average maturity of approximately six and a half years. The interest-only loans are fully underwritten and within our lending policies.

We do not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. We have also chosen to obtain a portion of our deposits from outside our market through brokered deposits. Our brokered deposits represented 30.0% of total deposits as of December 31, 2010. Other sources of funding include advances from the FHLB, subordinated debt and other borrowings. These other sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. During the fourth quarter of 2009 and first quarter of 2010, we enhanced our liquidity by issuing over $255 million in brokered certificates of deposits and placing the excess funds in our interest bearing deposit account at the Federal Reserve Bank of Atlanta. At December 31, 2010, our balance at the Federal Reserve Bank of Atlanta was approximately $199 million. This excess cash is available to fund our contractual obligations and prudent investment opportunities.

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

Employees

On December 31, 2010, we had 302 full-time employees and 14 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website address is www.FSGBank.com. From this website, select the “About” tab followed by selecting “Investor Relations.” Our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available and accessible soon after we file them with the SEC.

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

Written Agreement. Effective September 7, 2010, First Security entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Atlanta (the “Federal Reserve Bank”). The Agreement is designed to enhance our ability to act as a source of strength to FSGBank. Substantially all of the requirements of the Agreement are similar to those already in effect for FSGBank pursuant to the Consent Order entered into with the Office of the Comptroller of the Currency on April 28, 2010, and discussed below.

Pursuant to the Agreement, First Security is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve Bank. In addition, pursuant to the Agreement, without the prior written consent of regulators, First Security is prohibited from taking dividends, or any other form of payment representing a reduction of capital, from FSGBank; incurring, increasing or guaranteeing any debt; or redeeming any shares of First Security’s common stock. First Security is also obligated to provide quarterly written progress reports to the Federal Reserve Bank.

In accordance with the Agreement, First Security submitted to the Federal Reserve Bank a copy of FSGBank’s capital plan that had previously been submitted to the OCC. The Agreement does not contain specific target capital ratios or specific timelines, but requires that the plan address First Security’s current and future capital requirements, FSGBank’s current and future capital requirements, the adequacy of FSGBank’s capital taking into account its risk profile, and the source and timing of additional funds necessary to fulfill First Security’s and FSGBank’s future capital requirements. Neither the OCC nor the Federal Reserve Bank have approved FSGBank’s capital plan and FSGBank is not in compliance with the capital requirements contained in the Consent Order.

The provisions of the Agreement remain in effect and enforceable until stayed, modified, terminated or suspended by the Federal Reserve Bank. We are currently deemed not in compliance with several provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve Bank. We can provide no assurances that we will be able to comply fully with the Agreement, that efforts to comply with the Agreement will not have a material adverse effect on the operations and financial condition of First Security, or that further enforcement actions won’t be imposed on First Security.

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

To qualify to become a financial holding company, FSGBank and any other depository institution subsidiary of First Security must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. To date, we have not elected to become a financial holding company.

Support of FSGBank. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for FSGBank and to commit resources to support FSGBank. In addition, pursuant to the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve Board policy or the impending rules, we might not be inclined to provide it. In addition, any capital loans made by us to FSGBank will be repaid only after FSGBank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of FSGBank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Non-Bank Subsidiary Examination and Enforcement. As a result of the Dodd-Frank Act, all non-bank subsidiaries not currently regulated by a state or federal agency will now be subject to examination by the Federal Reserve Board in the same manner and with the same frequency as if its activities were conducted by the lead bank subsidiary. These examinations will consider whether the activities engaged in by the non-bank subsidiary pose a material threat to the safety and soundness of its insured depository institution affiliates, are subject to appropriate monitoring and control, and comply with applicable laws. Pursuant to this authority, the Federal Reserve Board may also take enforcement action against non-bank subsidiaries.

TARP Participation. On October 14, 2008, the U.S. Treasury announced the capital purchase component of TARP. This program was instituted by the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which provides up to $700 billion to the U.S. Treasury to, among other things, take equity ownership positions in financial institutions. The TARP capital purchase program is intended to encourage financial institutions to build capital and thereby increase the flow of financing to businesses and consumers. We participated in the capital purchase component of TARP.

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

Consent Order. On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order (the “Order”) by the OCC. In the negotiated Order, FSGBank and the OCC agreed as to areas of FSGBank’s operations that warrant improvement and a plan for making those improvements. The Order imposes no fines or penalties on FSGBank. FSGBank’s customer deposits remain fully insured by the FDIC to the maximum extent allowed by law; the Order does not impact this coverage in any manner.

We are currently deemed not in compliance with the provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Order will not have a material adverse effect on the operations and financial condition of FSGBank, or that further enforcement actions won’t be imposed on FSGBank.

Pursuant to the Order, FSGBank was required to appoint a compliance committee to oversee FSGBank’s compliance with the Order. FSGBank’s compliance committee currently consists of the Bank’s independent directors: William C. Hall, Carol H. Jackson, Ralph L. Kendall, D. Ray Marler, and Ralph E. Mathews, Jr.

Under the Order, FSGBank is required to develop and submit to the OCC for review a written strategic plan covering at least a three-year period. The strategic plan is required to, among other things, include objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, and reduction in the volume of nonperforming assets, together with strategies to achieve these objectives. The OCC has not accepted our written strategic plan.

Within 120 days from the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. Within 90 days from the effective date of the Order, the Bank was required to develop and submit to the OCC for review a written capital plan covering at least a three-year period. The capital plan shall, among other things, included specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital and contingency plans for alternative sources of capital. The OCC has not accepted our capital plan. As of December 31, 2010, FSGBank’s total risk-based capital ratio was 12.2% and its leverage ratio was 7.1%. We are considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

Under the Order, FSGBank’s Board of Directors prepared a written assessment of the capabilities of the Bank’s executive officers to perform present and anticipated duties, including the execution of the strategic plan. If any changes are deemed necessary by the Board, the OCC shall have the power to disapprove the appointment of a new proposed executive officer. The Order also requires annual written performance appraisals for each executive officer.

Within 60 days from the effective date of the Order, FSGBank was required to review and revise its existing credit policy to improve the Bank’s loan portfolio management, as well as FSGBank’s policies related to leasing, retail credit, and collateral exceptions. Within 90 days of the effective date of the Order, FSGBank was required to review and revise its independent and on-going loan review program. Ongoing reviews may, however, continue to result in positive or negative changes to certain loan classifications.

FSGBank was also required to review and revise its program for the Allowance for Loan and Lease Losses (“ALLL”). The Board of Directors is required to review the adequacy of the ALLL quarterly, and any deficiency shall be remedied in the calendar quarter it is discovered. Within 90 days of the effective date of the Order, FSGBank was required to review and revise its existing program to protect the Bank’s interest in criticized assets. Beginning with the effective date of the Order, FSGBank may not extend any credit to, or for the benefit of, any borrower who has a loan that is criticized as “doubtful,” “substandard” or “special mention,” unless FSGBank documents that such extension of credit is in FSGBank’s best interest. We continue to work with the OCC to address these policies.

Within 90 days of the effective date of the Order, FSGBank was required to review and revise the Bank’s existing written concentration management program, and adopt plans to reduce the risk of exposure to any concentration deemed imprudent. Within 60 days of the effective date of the Order, FSGBank was required to review and revise its comprehensive liquidity risk management program, including the preparation of periodic liquidity reports and a contingency funding plan. We continue to work with the OCC to address these policies.

The Order will remain in effect and enforceable until it is modified, terminated, suspended or set aside by the OCC.

Because the Order establishes specific capital amounts to be maintained by FSGBank, FSGBank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if FSGBank exceeds the levels of capital set forth in the Order. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.

FSGBank is committed to complying with the terms of the Order. FSGBank reports to the OCC monthly regarding its progress in complying with the provisions included in the Order. Compliance with the terms of the Order is an ongoing priority for the Board of Directors and management of FSGBank.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under both Tennessee and Georgia law, FSGBank may open branch offices throughout Tennessee or Georgia with the prior approval of the OCC. Prior to the enactment of the Dodd-Frank Act, FSGBank and any other national- or state-chartered bank were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. However, interstate branching is now permitted for all national- and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories in which all institutions are placed: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have also specified by regulation the relevant capital levels for each category.

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2010, the Bank was considered “adequately capitalized” for regulatory purposes.

A “well capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

An “adequately capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the applicable regulatory authorities. Institutions that are not well capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, all institutions are generally prohibited from making capital distributions and paying management fees to controlling persons if, subsequent to such distribution or payment, the institution would be undercapitalized. Finally, an adequately capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a formal agreement or another formal supervisory sanction. An undercapitalized bank is not only subject to the requirements placed on adequately capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business; and

•	prohibit any material changes in accounting methods.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly undercapitalized institutions.

A “significantly undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%. In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks become subject to the following additional restrictions, which:

•	require the sale of enough securities so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

•	restrict affiliate transactions;

•	further restrict growth, including a requirement that the bank reduce its total assets;

•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

•	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

•	require prior approval of capital distributions by holding companies;

•	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer’s average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

A “critically undercapitalized” bank has a Tier 1 leverage ratio that is equal to or less than 2%. In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

•	entering into material transactions other than in the ordinary course of business;

•	extending credit for any highly leveraged transaction;

•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation or order;

•	making any material change in accounting methods;

•	engaging in certain types of transactions with affiliates;

•	paying excessive compensation or bonuses, including golden parachutes;

•

paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and

•	making principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized.

In addition, a bank’s primary federal regulator may impose additional restrictions on critically undercapitalized institutions consistent with the intent of the prompt corrective action regulations. Once an institution has become critically undercapitalized, subject to certain narrow exceptions such as a material capital remediation, federal banking regulators will initiate the resolution of the institution.

FDIC Insurance Assessments. FSGBank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. The Bank is thus subject to FDIC deposit premium assessments.

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings. For institutions assigned to the lowest risk category, the annual assessment rate ranges between 7 and 16 cents per $100 of domestic deposits. For institutions assigned to higher risk categories, assessment rates range from 17 to 77.5 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

On September 29, 2009, the FDIC announced a uniform three basis points increase effective January 1, 2011, and on November 12, 2009, adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009. At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

Pursuant to the Dodd-Frank Act, the FDIC issued proposed regulations, which are anticipated to become effective April 1, 2011, that amend current regulations to redefine the “assessment base” used for calculating deposit insurance assessments. Rather than the current system, whereby the assessment base is calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base will be calculated using the average consolidated total assets of an insured depository institution less the average tangible equity of such institution. In the proposed regulations, the FDIC defines tangible equity as Tier 1 capital. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in the case of institutions outside the lowest risk category, brokered deposits. The proposed rules eliminate adjustments for secured liabilities.

The proposed rules retain the FDIC Board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC proposes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. As proposed, if the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2010 ranged from 1.06 cents to 1.04 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity to opt-out of either or both components of the TLGP.

The Debt Guarantee Program: Under the TLGP, the FDIC guaranteed certain newly issued senior unsecured debt issued by participating financial institutions through October 31, 2009. The annualized fee that the FDIC assessed to guarantee the senior unsecured debt varied by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee was 50 basis points; for debt with a maturity between 181 days and 364 days, the fee was 75 basis points, and for debt with a maturity of 365 days or longer, the fee was 100 basis points. Neither First Security nor FSGBank issued any debt guaranteed by the FDIC under the Debt Guarantee component of the program.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC fully guaranteed funds in non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally scheduled to expire at the end of 2009, but was subsequently extended to December 31, 2010. Pursuant to the Dodd-Frank Act, beginning on the scheduled termination date for the Transaction Account Guarantee Program, or TAGP, and continuing through December 31, 2012, unlimited insurance coverage will be provided for funds held in non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts (IOLTAs). During the TAGP extension period, the FDIC imposed a surcharge between 15 and 25 basis points on the daily average balance in excess of $250,000 held in non-interest bearing transaction accounts. Pursuant to the Dodd-Frank Act, however, institutions are no longer separately assessed for the additional coverage, and the unlimited insurance is included in assessments for the overall insurance program. One distinction from this new insurance and the TAGP, is the exclusion of minimal interest-bearing NOW accounts, which were previously covered under the TAGP. FSGBank did not opt out of the original or extension periods of the Transaction Account Guarantee component of the TLGP, thus providing the maximum available insurance for our customers.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (“ALLL”) represents one of the most significant estimates in our financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, we maintain a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The allowance for loan and lease losses, and our methodology for calculating the allowance, are fully described in Note 1 to our consolidated financial statements under “Allowance for Loan and Lease Losses” on page 97, and in the “Management’s Discussion and Analysis—Statement of Financial Condition—Allowance for Loan and Lease Losses” section on pages 65 through 71.

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

As of December 31, 2010, our CRE concentrations were within the thresholds of the CRE guidance.

Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,100,000 per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue regulatory orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

Other Regulations. Interest and other charges collected or contracted for by FSGBank are subject to state usury laws and federal laws concerning interest rates. Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

FSGBank’s deposit operations are subject to federal laws applicable to depository accounts, such as:

•	Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts:

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

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Capital Adequacy

First Security and FSGBank are required to comply with the capital adequacy standards established by the Federal Reserve. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for member banks and bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%. A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and managerial restrictions. A bank, however, that significantly exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized unless it is subject to a regulatory order requiring it to maintain specified capital levels, in which case it is considered adequately capitalized.

Total capital consists of two components: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. FSGBank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 capital to risk-weighted assets were 12.2% and 10.9% at December 31, 2010, respectively, compared 12.8% and 11.5%, as of December 31, 2009.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2010, our leverage ratio was 7.1%, as compared to 9.6% on December 31, 2009. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Provisions of the Dodd-Frank Act commonly referred to as the “Collins Amendment” established new minimum leverage and risk-based capital requirements on bank holding companies and eliminated the inclusion of “hybrid capital” instruments in Tier 1 capital by certain institutions.

The Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010. However, preferred shares issued to the U.S. Department of the Treasury (the “Treasury”) pursuant to the TARP Capital Purchase Program (“TARP CPP”) or TARP Community Development Capital Initiative are exempt from the Collins Amendment and are permanently includable in Tier 1 capital.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” above.

The OCC, the Federal Reserve Board, and the FDIC have authority to compel or restrict certain actions if FSGBank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.

Generally, the regulatory capital framework under which the First Security and FSGBank operate is in a period of change with likely legislation or regulation that will continue to revise the current standards and very likely increase capital requirements for the entire banking industry. Pursuant to the Dodd-Frank Act, bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies and systematically important non-bank financial companies. The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.

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

On February 24, 2009, the Federal Reserve clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter. As part of the letter, the Federal Reserve encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve prior to dividend declarations, and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve has indicated that CPP recipients, such as First Security, should consider and communicate in advance to regulatory staff how a company’s proposed dividends, capital repurchases and capital redemptions are consistent with First Security’s obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank. Additionally, pursuant to the Agreement, First Security is required to obtain prior written authorization before declaring a dividend.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the taking of low-quality assets.

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

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

FSGBank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Within one year of enactment of the Dodd-Frank Act, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, has been approved by a majority of the disinterested directors.

Limitations on Senior Executive Compensation

In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process.

Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

•

incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

•	incentive compensation arrangements should be compatible with effective controls and risk management; and

•	incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

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

The Dodd-Frank Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

We incurred a net loss available to common stockholders of $46.4 million, or $2.95 per share, for the year ended December 31, 2010, due primarily to credit losses and associated costs, including a significant provision for loan losses, and the establishment of a $24.6 million deferred tax asset valuation allowance. Although we have taken steps to reduce our credit exposure, we likely will continue to have a higher than normal level of non-performing assets and charge-offs into 2011, which would continue to adversely impact our overall financial condition and results of operations.

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

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan and lease losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements under “Allowance for Loan and Lease Losses” on page 97, and in the “Management’s Discussion and Analysis—

Statement of Financial Condition—Allowance for Loan and Lease Losses” section on pages 65 through 71. In general, an increase in the allowance for loan and lease losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.

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

We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan and lease losses as part of FSGBank’s credit functions. Our allowance for loan and lease losses increased from 2.78% of total loans at December 31, 2009 to 3.30% at December 31, 2010. We recorded a provision for loan losses during the year ended December 31, 2010 of approximately $33.6 million, which was significantly higher than in previous periods. We charged-off approximately $36.1 million in loans, net of recoveries, during the year ended December 31, 2010, which was also significantly higher than in previous periods. We will likely experience additional classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the current downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities. Further, there can be no assurance that our allowance for loan and lease losses at December 31, 2010 will be sufficient to cover future credit losses.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers, and as of December 31, 2010, we had $84.2 million in such loans outstanding, representing 88.3% of FSGBank’s total risk-based capital. These land acquisition and development, and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio are likely to increase during 2011, and these non-performing loans could result in a material level of charge-offs, which would negatively impact our capital and earnings.

If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2010, approximately 82.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

The amount of our OREO may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2009, we had a total of $15.3 million of OREO, and at December 31, 2010, we had a total of $24.4 million of OREO, reflecting a $9.1 million increase over the past twelve months. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the on-going economic downturn, the amount of OREO may continue to increase in the coming months. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Our ability to retain, attract and motivate qualified individuals may be limited by our financial and regulatory condition, restrictions on our ability to compensate those individuals, and the need for regulatory non-objection to fill certain positions.

Our success depends on our ability to retain, attract and motivate qualified individuals in key positions throughout the organization. Our financial and regulatory condition may limit our ability to retain, attract and motivate qualified individuals. Among other factors, the decline in our stock price has limited the real and perceived value of our historical stock compensation, and our condition may be viewed as a liability by current and prospective employees.

We are generally prohibited from entering into, amending, or renewing any agreement that provides for golden parachute payments to an institution-affiliated party or from making such golden parachute payments, absent approval from the federal banking regulators. As a participant in the CPP, we are subject to specified limits on the compensation we can pay to certain senior executive officers. The limitations, which include restrictions on bonus and other incentive compensation payable to First Security’s senior executive officers, a prohibition on any “golden parachute” payments and a “clawback” of any bonus that was based on materially inaccurate financial data or other performance metric, could limit our ability to retain, attract and motivate the best executive officers because other competing employers may not be subject to these limitations.

We are also currently required to notify the federal banking regulators in advance of employing any senior executive officer or changing the responsibilities of a senior executive officer. This requirement could prevent us from hiring the individuals of our choosing, could discourage potential applicants, or otherwise delay our ability to fill vacant positions.

If we are unable to retain, attract and motivate qualified individuals in key positions, our business and results of operations could be adversely affected.

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

The soundness of our financial condition may also affect our competitiveness. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Customers may decide not to do business with us due to our financial condition. In addition, our ability to compete is impacted by the limitations on our activities imposed under the Order and the Agreement. We have and continue to face additional regulatory restrictions that our competitors may not be subject to, including improving the overall risk profile of the Company and restrictions on the amount of interest we can pay on deposit accounts, which could adversely impact our ability to compete and attract and retain customers.

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

We are currently deemed not in compliance with the provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Order will not have a material adverse effect on the operations and financial condition of FSGBank, or that further enforcement actions won’t be imposed on FSGBank.

We are not currently in compliance with the capital requirements contained in our Order and may need to raise capital to comply, but that capital may not be available when it is needed or it could be dilutive to our existing stockholders, which could adversely affect our financial condition and our results of operations.

The Order required the Bank to, within 120 days of the effective date of the Order, achieve and thereafter maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. As of December 31, 2010, the Bank’s total risk-based capital ratio was approximately 12.2% and its leverage ratio was approximately 7.1%. The Company is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. If we need to raise additional capital, there is no guarantee that we will be able to borrow funds or successfully raise capital at all or on terms that are favorable or otherwise not dilutive to existing stockholders. If we cannot raise additional capital when needed, our ability to operate our business could be materially impaired. The failure to satisfy the capital requirements of the Order could result in further enforcement actions by the OCC, including the OCC requiring that the Bank develop a plan to sell, merge or liquidate the Bank.

We are subject to an Agreement that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

On September 7, 2010, First Security entered into an Agreement with the Federal Reserve Bank. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. Pursuant to the Agreement, the Company will be prohibited from declaring or paying dividends without prior written consent from the Federal Reserve Bank. In addition, pursuant to the Agreement, without the prior written consent of regulators, the Company is prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; incurring, increasing or guaranteeing any debt; redeeming any shares of the Company’s common stock. The Company will also provide quarterly written progress reports to the Federal Reserve Bank. The Company was also required to submit to the Federal Reserve Bank a written plan designed to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.

We are currently deemed not in compliance with several provisions of the Agreement, including the submission of an acceptable capital plan. Any material failure to comply with the provisions of the Agreement could result in further enforcement actions by the Federal Reserve Bank. While the Company intends to take such actions as may be necessary to comply with the requirements of the Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Agreement, or that efforts to comply with the Agreement, particularly the limitations on dividend payments, will not have adverse effects on the operations and financial condition of the Company and the value of our common stock.

Our inability to accept, renew or roll over brokered deposits without the prior approval of the FDIC could adversely affect our liquidity.

As of December 31, 2010, we had approximately $314.9 million in out of market deposits, including brokered certificates of deposit and CDARS®, which represented approximately 30.0% of our total deposits. Because the Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Order. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of December 31, 2010, brokered deposits maturing in the next 24 months totaled $125.9 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. As an adequately capitalized institution, the Bank also may not pay interest on deposits that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the applicable rate could adversely affect our liquidity.

A continuation of the current economic downturn in the housing market and the homebuilding industry and in our markets generally could adversely affect our financial condition, results of operations or cash flows.

Our long-term success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which FSGBank operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. The unpredictable economic conditions we have faced over the last 24 months have had an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Tennessee and Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.

Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and changed economic conditions. As a result, there has been substantial concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2010, our non-performing assets had increased to $79.2 million, or 6.78% of our total assets, as compared to $64.6 million, or 4.78% as of December 31, 2009. Furthermore, the housing and the residential mortgage markets continue to experience a variety of difficulties and changed economic conditions.

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

Negative developments during 2008 in the global credit and derivative markets resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2011. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

The FDIC Deposit Insurance assessments that we are required to pay may continue to materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings.

On April 1, 2009, the FDIC modified the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Starting with the second quarter of 2009, assessment rates were increased and currently range from 7 to 77.5 basis points (annualized). Further increased FDIC assessment premiums, due to our risk classification, level of brokered deposits, special assessments, or implementation of the modified DIF reserve ratio, could adversely impact our earnings.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, including those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard and (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets.

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

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

If we fail to continue to meet all applicable continued listing requirements of the Nasdaq Global Select Market and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.

Our common stock is listed on the Nasdaq Global Select Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, Nasdaq rules require that we maintain a minimum bid price of $1.00 per share for our common stock. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days.

On April 4, 2010, we were notified by Nasdaq that we were not in compliance with the minimum bid price rule. We have until October 3, 2011 to regain compliance with the minimum bid price rule by having our common stock close at or above $1.00 per share for at least ten consecutive business days. In the event we do not regain compliance, Nasdaq may commence delisting proceedings, permit us to transfer listing of our common stock to the Nasdaq Capital Market, or provide additional time to regain compliance.

We intend to actively monitor the bid price of our stock and will consider available options to regain compliance with the Nasdaq requirements. While we intend to maintain our listing on Nasdaq, if we fail to meet the requirements for continued listing or we are unable to cure the events of noncompliance in a timely or effective manner, our common stock could be delisted.

The perception or possibility that our common stock could be delisted in the future could negatively affect its liquidity and price. Delisting would have an adverse effect on the liquidity of the common shares and, as a result, the market price for the common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital, if needed, on terms acceptable to us or at all. Although quotes for our common stock would continue to be available on the OTC Bulletin Board or on the “Pink Sheets” in the event of a delisting from Nasdaq, such alternatives are generally considered to be less efficient markets, and the stock price, as well as the liquidity of the common stock, may be adversely affected as a result.

We have discovered a material weakness in our internal control over financial reporting, causing a reasonable possibility that material misstatements of our financial statements will not be prevented or detected on a timely basis.

During the preparation of our financial statements for 2010, our management identified a material weakness related to our entity level controls. Specifically, we did not maintain an effective control environment. As a result, there is a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary. Although our management and audit committee intend for the new policies and procedures to provide sufficient assurance of future compliance, we are unable to determine at this time whether the new policies and procedures will be fully effective in correcting this weakness.

Any failure to maintain required controls could result in additional material weaknesses, which could result in errors in our financial statements that could result in restatements of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information. Although we believe the actions we have taken will remediate these significant deficiencies during 2011, we may fail to do so or could experience unforeseen difficulties causing new significant deficiencies or material weaknesses. In addition, we may need to operate for an extended period of time with the new or revised controls in place before these significant deficiencies will be determined to be remediated. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

We have elected to defer the dividend payments on our Series A Preferred Stock during 2010; as a result, we are unable to pay dividends on our common stock until we pay all dividends in arrears on the Series A Preferred Stock.

On January 27, 2010, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010; our Board of Directors similarly elected on a quarterly basis to defer the three other scheduled dividend payments on our Series A Preferred Stock during 2010 and the first scheduled dividend payment of 2011. We may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred these dividend payments, we are prohibited on paying any future dividends on our common stock until all dividends payable to the Treasury under the CPP have been paid in full.

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

Subject to consultation with our banking regulators, we intend to repurchase the Series A Preferred Stock and the Warrant issued to the Treasury when we believe the credit metrics in our loan portfolio have improved for the long-term and the overall economy has rebounded. However, there can be no assurance when the Series A Preferred Stock and the Warrant can be repurchased, if at all. Until such time as the Series A Preferred Stock and the Warrant are repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require us to obtain regulatory approval to repurchase or redeem common stock or our other preferred stock or increase the dividends on our common stock over $0.05 per share, except in limited circumstances. Further, our continued participation in the CPP subjects us to increased regulatory and legislative oversight, including with respect to executive compensation. These oversight and legal requirements under the CPP, as well as any other requirement that the Treasury could adopt in the future, may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants such as ourselves.

Holders of the Series A Preferred Stock have rights that are senior to those of our common stockholders.

The shares of Series A Preferred Stock that we have issued to the Treasury are senior to our shares of common stock, and holders of the Series A Preferred Stock have certain rights and preferences that are senior to holders of our common stock. The restrictions on our ability to declare and pay dividends to common stockholders are discussed immediately above. In addition, we and our subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of our common stock unless we have paid in full all accrued dividends on the Series A Preferred Stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A Preferred Stock is entitled to a liquidation preference over shares of our common stock in the event of liquidation, dissolution or winding up.

If we continue to defer dividends, as we expect, the holders of the Series A Preferred Stock will have the right to elect two directors to our Board of Directors.

Through February 15, 2011, we had deferred five quarterly dividend payments on our Series A Preferred Stock. The next quarterly dividend payment will be due May 15, 2011. We do not anticipate declaring a dividend on our Series A Preferred Stock payable on May 15, 2011, and would require the approval of the Federal Reserve Bank to make such a declaration. Accordingly, as of May 15, 2011, we anticipate that we will have failed to pay dividends on our Series A Preferred Stock for six quarterly dividend periods. The Treasury has requested, and First Security anticipates agreeing to permit, an observer employed by the Treasury to attend meetings of First Security’s Board of Directors.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with the same voting rights, will be entitled to elect the two additional members of the Board of Directors at the next annual meeting (or at a special meeting called for this purpose) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

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

During 2010, we conducted our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch

1237 North Glenwood Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch

761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch

1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch

4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch

835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch

4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch

820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch

1409 Cowart Street Chattanooga, Hamilton County, Tennessee	October 22, 2001	Building Owned Land Leased	1,000	Branch

9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch

2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch

216 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Leased	2,000	Branch

2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch

715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch

2270 Highway 72 N Loudon, Loudon County, Tennessee	June 30, 2003	Owned	1,860	Branch

35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch

167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch

705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch

301 North Main Street Sweetwater, Monroe County, Tennessee	December 4, 2003	Owned	4,650	Branch

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch

405 Highway 165 Tellico Plains, Monroe County, Tennessee	December 4, 2003	Owned	3,565	Branch

155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch

1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch

307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch

1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing

1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch

307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch

6766 Granville Highway Granville, Jackson County, Tennessee	August 31, 2005	Owned	2,880	Branch

3261 Jennings Creek Highway Whitleyville, Jackson County, Tennessee	August 31, 2005	Building Owned Land Leased	1,368	Branch

340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch

376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch

301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch

3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch

531 Broad Street Chattanooga, Hamilton County, Tennessee	December 11, 2006	Owned	39,700	Branch & Headquarters

614 West Main Street Algood, Putnam County, Tennessee	April 10, 2007	Owned	1,936	Branch

52 Mouse Creek Road Cleveland, Bradley County, Tennessee	May 14, 2007	Owned	1,256	Branch

5188 Highway 153 Knoxville, Knox County, Tennessee	May 22, 2009	Owned	4,194	Branch

As of December 31, 2010, we owned one additional plot of land. The vacant lot is located at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). The lot is currently available for sale and is included in our other real estate owned portfolio. We originally purchased this site for bank purposes.

We closed the branch located at 4215 Highway 411, Madisonville, Monroe County, Tennessee on April 30, 2010. Since we own the branch, it is included in our other real estate owned portfolio and is currently available for sale.

Additionally, we closed leased branch locations at 2709 Chattanooga Road, Suite 5, Rocky Face, Whitfield County, Georgia on October 15, 2010 and 817 Broad Street, Chattanooga, Hamilton County, Tennessee on February 25, 2011.

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

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since August 10, 2005, our common stock has been traded on the Nasdaq Global Select Market under the symbol FSGI. On March 18, 2011, there were 1,090 registered holders of record of our common stock. The high and low prices per share were as follows:

Quarter	High	Low	Dividend
2010
4th Quarter	$1.69	$0.55	$—
3rd Quarter	2.06	1.00	—
2nd Quarter	3.43	1.90	—
1st Quarter	2.63	2.07	—

2009
4th Quarter	$3.91	$1.82	$0.01
3rd Quarter	4.10	3.35	0.01
2nd Quarter	4.54	3.25	0.01
1st Quarter	5.14	2.80	0.05

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

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. On January 27, 2010, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. Over the balance of 2010, the Board of Directors elected on a quarterly basis to continue to defer the dividend payments for the Series A Preferred Stock. In light of this action, we make no assurance that we will pay any dividends in the future. We may not pay dividends on our common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred the dividend payments scheduled for payment in 2010, we are prohibited on paying any future dividends on our common stock until all dividends payable to the Treasury under the CPP have been paid in full. The CPP also restricts our ability to increase the amount of quarterly dividends on common stock above $0.05 per share, which potentially limits your opportunity for gain on your investment.

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

On July 23, 2008, our Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12.7 million from First Security Group, Inc. to First Security Group, Inc. 401(k) and

Employee Stock Ownership Plan (the “401(k) and ESOP Plan”). The purpose of the loan is to purchase Company shares in open market transactions. The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan. As of December 31, 2010, the plan held 577,723 unallocated shares at a weighted average price of $9.01. The purchase program concluded on December 31, 2009.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Security Group, Inc.	100.00	119.68	95.01	50.20	26.47	10.01
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ	100.00	112.27	88.14	64.01	51.93	61.27
SNL Southeast Bank	100.00	117.26	88.33	35.76	35.90	34.86

Item 6.	Selected Financial Data

Our selected financial data is presented below as of and for the years ended December 31, 2006 through 2010. The selected financial data presented below as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 47. The selected financial data as of December 31, 2008, 2007 and 2006 and for the two years ended December 31, 2007 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” on page 43.

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts and full-time equivalent employees)
Earnings:
Net interest income	$34,681	$42,209	$45,227	$48,922	$47,982
Provision for loan and lease losses	$33,613	$25,404	$15,753	$2,155	$2,184
Non-interest income	$9,503	$10,335	$11,682	$11,300	$10,617
Non-interest expense	$45,234	$68,847	$40,382	$41,441	$40,017
Dividends and accretion on preferred stock	$2,029	$1,954	$—	$—	$—
Net (loss) income available to common stockholders	$(46,371)	$(35,409)	$1,361	$11,356	$11,112

Earnings—Normalized
Non-interest expense, excluding goodwill impairment	$45,234	$41,691	$40,382	$41,441	$40,017
Net (loss) income available to common stockholders, excluding goodwill impairment	$(46,371)	$(10,647)	$1,361	$11,356	$11,112

Per Share Data:
Net (loss) income, basic	$(2.95)	$(2.28)	$0.08	$0.67	$0.64
Net (loss) income, diluted	$(2.95)	$(2.28)	$0.08	$0.66	$0.63
Cash dividends declared on common shares	$—	$0.08	$0.20	$0.20	$0.13
Book value per common share	$3.76	$6.69	$8.78	$8.80	$8.15
Tangible book value per common share	$3.67	$6.57	$6.98	$6.99	$6.39

Per Share Data—Normalized:
Net (loss) income, excluding goodwill impairment, basic	$(2.95)	$(0.68)	$0.08	$0.67	$0.64
Net (loss) income excluding goodwill impairment, diluted	$(2.95)	$(0.68)	$0.08	$0.66	$0.63

Performance Ratios:
Return on average assets[1]	-3.55%	-2.81%	0.11%	0.97%	1.03%
Return on average common equity[1]	-46.81%	-25.92%	0.92%	7.75%	7.91%
Return on average tangible assets[1]	-3.55%	-2.86%	0.11%	1.00%	1.06%
Return on average tangible common equity[1]	-47.62%	-31.00%	1.15%	9.81%	10.22%
Net interest margin, taxable equivalent	2.92%	3.75%	4.07%	4.79%	5.09%
Efficiency ratio	102.38%	131.03%	70.96%	68.81%	68.29%
Non-interest income to net interest income and non-interest income	21.51%	19.67%	20.53%	18.76%	18.12%

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts and full-time equivalent employees)

Performance Ratios—Normalized:
Return on average assets, excluding goodwill impairment[1]	-3.55%	-0.85%	0.11%	0.97%	1.03%
Return on average common equity, excluding goodwill impairment[1]	-46.81%	-7.79%	0.92%	7.75%	7.91%
Return on average tangible assets, excluding goodwill impairment[1]	-3.55%	-0.86%	0.11%	1.00%	1.06%
Return on average tangible common equity, excluding goodwill impairment[1]	-47.62%	-9.32%	1.15%	9.81%	10.22%

Capital & Liquidity:
Total equity to total assets	7.99%	10.43%	11.30%	12.19%	12.82%
Tangible equity to tangible assets	7.88%	10.30%	9.20%	9.93%	10.33%
Tangible common equity to tangible assets	5.16%	7.98%	9.20%	9.93%	10.33%
Tier 1 risk-based capital ratio	11.20%	12.68%	9.85%	10.76%	12.04%
Total risk-based capital ratio	12.47%	13.94%	11.10%	11.81%	13.10%
Tier 1 leverage ratio	7.27%	10.59%	8.74%	9.74%	10.50%
Dividend payout ratio	nm	nm	239.02%	30.06%	19.50%
Total loans to total deposits	69.33%	80.50%	93.99%	105.59%	91.93%

Asset Quality:
Net charge-offs	$36,081	$16,273	$9,300	$1,129	$2,215
Net loans charged-off to average loans	4.27%	1.66%	0.93%	0.12%	0.28%
Non-accrual loans	$54,082	$45,454	$18,453	$3,372	$2,653
Other real estate owned	$24,399	$15,312	$7,145	$2,452	$1,982
Repossessed assets	$763	$3,881	$1,680	$1,834	$2,231
Non-performing assets (NPA)	$79,244	$64,647	$27,278	$7,658	$6,866
NPA to total assets	6.78%	4.78%	2.14%	0.63%	0.61%
Loans 90 days past due	$4,838	$4,524	$2,706	$2,289	$1,325
NPA + loans 90 days past due to total assets	7.20%	5.11%	2.35%	0.82%	0.72%
Non-performing loans (NPL)	$58,920	$49,978	$21,159	$5,661	$3,978
NPL to total loans	8.10%	5.25%	2.09%	0.59%	0.47%
Allowance for loan and lease losses to total loans	3.30%	2.78%	1.72%	1.15%	1.18%
Allowance for loan and lease losses to NPL	40.73%	53.01%	82.16%	193.53%	250.63%

Period End Balances:
Loans	$727,091	$952,018	$1,011,584	$953,105	$847,593
Allowance for loan and lease losses	$24,000	$26,492	$17,385	$10,956	$9,970
Intangible assets	$1,461	$1,918	$29,560	$30,356	$31,341
Assets	$1,168,548	$1,353,399	$1,276,227	$1,211,955	$1,129,803
Deposits	$1,048,723	$1,182,673	$1,076,286	$902,629	$922,001
Common stockholders’ equity	$61,657	$109,825	$144,244	$147,693	$144,788
Total stockholders’ equity	$93,374	$141,164	$144,244	$147,693	$144,788
Common stock market capitalization	$14,776	$39,075	$75,860	$150,640	$204,796
Full-time equivalent employees	311	347	361	371	369
Common shares outstanding	16,418	16,418	16,420	16,775	17,762

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts and full-time equivalent employees)

Average Balances:
Loans	$845,945	$977,758	$997,371	$904,490	$796,866
Intangible assets	$1,691	$22,382	$29,948	$30,838	$31,699
Earning assets	$1,213,145	$1,150,337	$1,132,962	$1,041,078	$960,966
Assets	$1,306,831	$1,258,662	$1,258,469	$1,165,948	$1,081,375
Deposits	$1,147,724	$1,057,090	$956,994	$924,587	$887,319
Common stockholders’ equity	$99,067	$136,598	$148,655	$146,582	$140,467
Total stockholders’ equity	$130,579	$166,803	$148,655	$146,582	$140,467
Common shares outstanding, basic—wtd	15,740	15,550	16,021	16,959	17,315
Common shares outstanding, diluted—wtd	15,740	15,550	16,143	17,293	17,680

[1]	Performance ratios are calculated using net (loss) income available to common shareholders, excluding the goodwill impairment.

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

Specifically, management uses “non-interest expense, excluding goodwill impairment,” “net (loss) income available to common stockholders, excluding goodwill impairment, net of tax,” “net (loss) income, excluding goodwill impairment per share,” “return on average common equity,” “return on average tangible assets,” “return on average tangible common equity,” “return on average assets, excluding goodwill impairment,” “return on average common equity, excluding goodwill impairment,” “return on average tangible assets, excluding goodwill impairment,” and “return on average tangible common equity, excluding goodwill impairment.” Our management uses these non-GAAP measures in its analysis of First Security’s performance, as further described below.

•

“Non-interest expense, excluding goodwill impairment” is defined as non-interest expense reduced by the effect of goodwill impairment. “Net (loss) income available to common stockholders, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax. “Net (loss) income, excluding goodwill impairment per share” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by total common shares outstanding. Our management includes these measures because it believes that they are important when measuring First Security’s performance exclusive of the effects of impairment of goodwill. As of September 30, 2009, the annual assessment of goodwill indicated a full impairment of goodwill; accordingly, no further goodwill remains on the books of First Security. The goodwill impairment is a one-time, non-cash accounting adjustment that has no effect on First Security’s cash flows, liquidity, tangible capital, or ability to conduct business and as such, management believes excluding this charge is appropriate to properly measure First Security’s performance. These three non-GAAP financial measures exclude the effect of the goodwill impairment on the most comparable GAAP measures: non-interest expense (to measure the overall level of First Security’s recurring non-interest related expenses); net (loss) income available to common stockholders (to reflect the recurring overall net income available to stockholders collectively); and net (loss) income per share (to reflect the recurring overall net income available to stockholders on a per share basis).

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

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Return on average assets	-3.55%	-2.81%	0.11%	0.97%	1.03%
Effect of intangible assets	—	-0.05%	—	0.03%	0.03%

Return on average tangible assets	-3.55%	-2.86%	0.11%	1.00%	1.06%

Return on average assets	-3.55%	-2.81%	0.11%	0.97%	1.03%
Effect of goodwill impairment	—	1.96%	—	—	—

Return on average assets, excluding goodwill impairment	-3.55%	-0.85%	0.11%	0.97%	1.03%
Effect of average intangible assets	—	-0.01%	—	0.03%	0.03%

Return on average tangible assets, excluding goodwill impairment	-3.55%	-0.86%	0.11%	1.00%	1.06%

Return on average common equity	-46.81%	-25.92%	0.92%	7.75%	7.91%
Effect of goodwill impairment	—	18.13%	—	—	—

Return on average common equity, excluding goodwill impairment	-46.81%	-7.79%	0.92%	7.75%	7.91%
Effect on average intangible assets	-0.81%	-1.53%	0.23%	2.06%	2.32%

Return on average tangible common equity, excluding goodwill impairment	-47.62%	-9.32%	1.15%	9.81%	10.22%

Total equity to total assets	7.99%	10.43%	11.30%	12.19%	12.82%
Effect of intangible assets	-0.11%	-0.13%	-2.10%	-2.26%	-2.49%

Tangible equity to tangible assets	7.88%	10.30%	9.20%	9.93%	10.33%

Effect of preferred stock	-2.72%	-2.32%	—	—	—

Tangible common equity to tangible assets	5.16%	7.98%	9.20%	9.93%	10.33%

Non-interest expense	$45,234	$68,847	$40,382	$41,441	$40,017
Effect of goodwill impairment	—	(27,156)	—	—	—

Non-interest expense, excluding goodwill impairment	$45,234	$41,691	$40,382	$41,441	$40,017

Net (loss) income available to common stockholders	$(46,371)	$(35,409)	$1,361	$11,356	$11,112
Effect of goodwill impairment, net of $2,394 tax effect	—	24,762	—	—	—

Net (loss) income available to common stockholders, excluding goodwill impairment	$(46,371)	$(10,647)	$1,361	$11,356	$11,112

Total stockholders’ equity	$93,374	$141,164	$144,244	$147,693	$144,788
Effect of preferred stock	(31,717)	(31,339)	—	—	—

Common stockholders’ equity	$61,657	$109,825	$144,244	$147,693	$144,788

Average assets	$1,306,831	$1,258,662	$1,258,469	$1,165,948	$1,081,375
Effect of average intangible assets	(1,691)	(22,382)	(29,948)	(30,838)	(31,699)

Average tangible assets	$1,305,140	$1,236,280	$1,228,521	$1,135,110	$1,049,676

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Average total stockholders’ equity	$130,579	$166,803	$148,655	$146,582	$140,467
Effect of average preferred stock	(31,512)	(30,205)	—	—	—

Average common stockholders’ equity	99,067	136,598	148,655	146,582	140,467

Effect of average intangible assets	(1,691)	(22,382)	(29,948)	(30,838)	(31,699)

Average tangible common stockholders’ equity	$97,376	$114,216	$118,707	$115,744	$108,768

Per Share Data
Book value per common share	$3.76	$6.69	$8.78	$8.80	$8.15
Effect of intangible assets	(0.09)	(0.12)	(1.80)	(1.81)	(1.76)

Tangible book value per common share	$3.67	$6.57	$6.98	$6.99	$6.39

Net (loss) income, basic	$(2.95)	$(2.28)	$0.08	$0.67	$0.64
Effect of goodwill impairment, net of tax	—	1.60	—	—	—

Net (loss) income, excluding goodwill impairment, basic	$(2.95)	$(0.68)	$0.08	$0.67	$0.64

Net (loss) income, diluted	$(2.95)	$(2.28)	$0.08	$0.66	$0.63
Effect of goodwill impairment, net of tax	—	1.60	—	—	—

Net (loss) income, excluding goodwill impairment, diluted	$(2.95)	$(0.68)	$0.08	$0.66	$0.63

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Year Ended December 31, 2010

The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2010 and 2009, and results of operations for the three years ended December 31, 2010 as reflected in the audited financial statements.

Strategic Initiatives

During 2009 and 2010, we initiated a set of strategic initiatives to position us appropriately for both short-term stability and long-term success. The following are the primary initiatives with associated target dates for implementation:

Strategic Initiative	Current and/or Potential Impact	Actual/Expected Implementation
Capital

• CPP participation	Received $33 million in Preferred Stock capital	1st quarter 2009

• Capital stress test	Outsourced a SCAP capital stress test to assist in capital planning	4th quarter 2009

Liquidity

• Liquidity enhancement	Increased longer term brokered deposits and excess cash to fund future contractual obligations and prudent investments	1st quarter 2010

Asset Quality

• Loan review department expansion	Added resources to increase frequency and coverage of the review of our portfolio	4th quarter 2009

• Extensive loan review	Outsourced an extensive loan review prior to year-end 2009	4th quarter 2009

• OREO management	Transferred OREO management to the special assets department	3rd quarter 2010

• OREO sales	Outsourced the marketing and sales function for most foreclosed residential properties to market leading real estate firms	4th quarter 2010

Strategic Initiative	Current and/or Potential Impact	Actual/Expected Implementation
Credit Administration
• Lines of business	Credit functions aligned by retail and commercial lines of business with dedicated credit officers and staff supporting each portfolio	4th quarter 2009

• Loan underwriting centralization	Ensures consistency in underwriting, pricing, loan structure and policy compliance	2nd quarter 2010

• Collections centralization	Dedicated collections department created to focus on collection of past due loans and recovery of prior charge-offs	2nd quarter 2010

• Loan document preparation centralization	Operational efficiencies and reduction of loan policy exceptions	2nd quarter 2010

• Loan policy	Amended existing loan policy to provide the framework and guidelines for current and future loans	2nd quarter 2010
Management
• Chief risk officer	Elevated risk manager to executive level with expanded responsibilities	1st quarter 2010

• Chief credit officer	Hired experienced executive credit officer to oversee credit administration	2nd quarter 2010

• Retail banking president	Created new executive level position responsible for consumer and small-business loan and deposit relationships and associated retail lenders	3rd quarter 2010

• Commercial banking president	Created new executive level position responsible for commercial loan and deposit relationships and associated commercial lenders	3rd quarter 2010

• Chief operating officer and president	Hired experienced bank executive to manage and oversee banking operations, including the credit, financial, retail banking and commercial banking functions	3rd quarter 2010

The above initiatives are discussed in additional detail throughout MD&A.

Recent Regulatory Events

Effective September 7, 2010, First Security entered into an Agreement with the Federal Reserve Bank. The Agreement is designed to ensure First Security is a source of strength to FSGBank. Substantially all of the requirements of the Agreement are similar to those already in effect for FSGBank pursuant to the Consent Order that is described below. On September 14, 2010, we filed a current report on Form 8-K describing the Agreement. The Form 8-K also provides a copy of the fully executed Agreement.

We are currently deemed not in compliance with several provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve Bank. We can provide no assurances that we will be able to comply fully with the Agreement, that efforts to comply with the Agreement will not have a material adverse effect on the operations and financial condition of First Security, or that further enforcement actions won’t be imposed on First Security.

Effective April 28, 2010, FSGBank reached an agreement with its primary regulator, the OCC, regarding the issuance of a Consent Order. The Order is a result of the OCC’s regular examination of FSGBank in the fall of

2009 and directs FSGBank to take actions intended to strengthen its overall condition. All customer deposits remain fully insured by the FDIC to the maximum extent allowed by law; the Order does not impact this coverage in any manner. On April 29, 2010, First Security filed a current report on Form 8-K describing the Order and the related actions taken by the Bank to date. The Form 8-K also provides a copy of the fully executed Order.

We are currently deemed not in compliance with the provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Order will not have a material adverse effect on the operations and financial condition of FSGBank, or that further enforcement actions won’t be imposed on FSGBank.

Prior to and following the OCC’s regularly scheduled exam in the fall of 2009, we developed and began implementing a number of strategic initiatives designed to improve both the operations and the financial performance of First Security. We believe the successful execution of our strategic initiatives will ultimately result in full compliance with the Order and position us for long-term growth and a return to profitability.

The OCC is currently working with the Board and management to address certain items within the previously submitted strategic and capital plans, as well as other policy revisions required by the order. The Order required FSGBank to maintain certain capital ratios within 120 days of it execution. The December 31, 2010 Call Report was the second public financial statement related to a period subsequent to the 120 day requirement. As of December 31, 2010, the Bank’s total capital to risk-weighted assets was 12.2% and the Tier 1 capital to adjusted total assets was 7.1%. The Bank has notified the OCC of the non-compliance. The Bank anticipates submitting revised earnings and capital plans to the OCC during the second quarter of 2011.

Going Concern Discussion

Our independent registered public accounting firm has included language in its audit opinion related to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements, we recognize that the losses recorded during 2009 and 2010 have significantly impacted our operating results for those two years. Our ability to continue as a going concern is contingent upon our ability to devise and successfully execute a management plan to develop profitable operations, satisfy the requirements of the regulatory actions detailed above, and lower the level of problem assets to an acceptable level.

We are developing strategic and capital plans, which include, but are not limited to: (1) reorganizing management into a line of business structure, (2) restructuring credit and lending functions with new policies and centralized processes, (3) reducing adversely classified assets, (4) maintaining an adequate allowance for loan losses, (5) actively working to maintain appropriate liquidity while reducing reliance on non-core sources of funding and (6) evaluating strategic and capital opportunities.

We believe that the successful execution of the strategic initiatives will ultimately result in full compliance with the regulatory requirements and position us for long-term growth and a return to profitability.

Overview

Market Conditions

Most indicators point toward the overall U.S. economy improving during 2011. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.

Announced in 2010, Amazon.com is building two distribution centers in our markets. Both facilities are anticipated to be operational by August or September 2011. The $139 million investments will create more than 1,400 full-time jobs in Hamilton and Bradley counties along with more than 2,000 seasonal jobs.

Announced in 2008, the $1 billion Volkswagen automotive production facility will be producing the all-new 2012 Passat. As of March 9, 2011, Volkswagen had hired over 1,500 of the 2,000 plus estimated direct jobs. Volkswagen anticipates 400 white-collar jobs and an additional 9,500 supplier-related jobs to the region. Also announced in 2008, Wacker Chemical is building a $1.45 billion polysilicon production plant for the solar power industry near Cleveland, Tennessee. The plant is expected to create an additional 650 jobs for our market area. We believe the positive economic impact on Chattanooga and the surrounding region from Volkswagen and other recently announced large economic investments will be significant and it may stabilize and possibly increase real estate values and enhance economic activity within our market area.

While the economic recession has resulted in higher unemployment across the country, our larger market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 8.3% and 7.3%, respectively, as of December 2010, than the Tennessee rate of 9.1%. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint. The unemployment rate in the Dalton MSA is 12.7% (as of December 2010) compared to the Georgia rate of 10.2%. For the Chattanooga and Knoxville MSAs, the number of unemployed workers is decreasing and, as of December 2010, has declined by 16.8% in Chattanooga and 21.3% in Knoxville since the peak in June 2009. We believe these positive employment trends will continue into 2011.

Our market area has also benefited from a relatively stable housing environment. According to the National Association of REALTORS, the median sales prices of existing single-family homes declined by less than 1% for the Chattanooga MSA and the Knoxville MSA year-over-year. The decline in the median sales price from 2008 to 2010 was 6.0% for the Chattanooga MSA and 5.5% for the Knoxville MSA compared to 11.9% decrease for the nation and a 9.3% decline for the census region identified as the South as of December 31, 2010. We anticipate median home prices to begin to stabilize and possibly increase during 2011.

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

Currently, we have deferred five consecutive Preferred Stock dividend payments. Upon the sixth deferred dividend payment, the Treasury will be entitled to elect two members to our Board of Directors at the next annual meeting. Currently, the Treasury has requested, and we anticipate agreeing to permit, an observer employed by the Treasury to attend meetings of our Board of Directors.

Financial Results

As of December 31, 2010, we had total consolidated assets of $1.2 billion, total loans of $727.1 million, total deposits of $1.0 billion and stockholders’ equity of $93.4 million. In 2010, our net loss available to common stockholders was $46.4 million, resulting in a net loss of $2.95 per share (basic and diluted). During 2010, we recognized $33.6 million in provision for loan and lease losses as well as a deferred tax asset valuation allowance of $24.6 million.

As of December 31, 2009, we had total consolidated assets of $1.4 billion, total loans of $952.0 million, total deposits of $1.2 billion and stockholders’ equity of $141.2 million. In 2009, our net loss available to common stockholders was $35.4 million, resulting in net loss of $2.28 per share (basic and diluted). During 2009, we recognized a goodwill impairment of $27.2 million, or $24.8 million after-tax. Excluding the goodwill impairment, our net loss available to common stockholders was $10.6 million, or $0.68 per share (basic and diluted). The goodwill impairment represents a one-time, non-cash accounting adjustment and had no impact on cash flows, liquidity, tangible capital or our ability to conduct business.

As of December 31, 2008, we had total consolidated assets of $1.3 billion, total loans of $1.0 billion, total deposits of $1.1 billion and stockholders’ equity of approximately $144.2 million. In 2008, our net income was $1.4 million, resulting in basic and diluted net income of $0.08 per share.

Net interest income for 2010 declined by $7.5 million compared to 2009 primarily as a result of the reduction in the loan portfolio as well as the negative spread created by the issuance of brokered deposits and the associated increase in interest bearing cash. The provision for loan and lease losses increased $8.2 million as a result of the increased level of charge-offs. Noninterest income declined by $832 thousand primarily a result of lower deposit fees and lower mortgage loan and related fee income. Noninterest expense, excluding the 2009 goodwill impairment of $27.2 million, increased by $3.5 million. The increase was largely due to increases in write-downs on OREO and repossessions, higher FDIC insurance expense and higher professional fees, partially offset by reductions in salary and benefit expense. Full-time equivalent employees were 311 at December 31, 2010, compared to 347 at December 31, 2009.

Net interest income for 2009 declined by $3.0 million from 2008, primarily as a result of the reductions to the target federal funds rate by the Federal Reserve Board that began in September 2007 and ended in December 2008. The weighted average target fund rate for 2008 was 1.76% compared to 0.25% for 2009. The provision for loan and lease losses increased $9.7 million as a result of declining asset quality and general economic conditions. Noninterest income decreased by $1.3 million, primarily a result of lower deposit fees and lower mortgage loan and related fee income. Noninterest expense, excluding the goodwill impairment of $27.2 million, increased 3.2%, or $1.3 million. Full-time equivalent employees were 347 at December 31, 2009, compared to 361 at December 31, 2008.

Our efficiency ratio, excluding the goodwill impairment, increased to 102.4% in 2010 versus 79.3% in 2009 and 71.0% in 2008. The efficiency ratio for 2010 increased as a result of the combined $8.4 million decline in net interest income and noninterest income and the $3.5 million increase in noninterest expense, excluding the goodwill impairment. The stabilization and improvement of our efficiency ratio to more historical levels is dependent on our ability to stabilize the loan portfolio and reduce expenses associated with nonperforming assets.

Net interest margin in 2010 was 2.92%, or 83 basis points lower, compared to the prior period of 3.75%. The net interest margin of our peer group (as reported on the December 31, 2010 Uniform Bank Performance Report) was 3.69% and 3.50% for 2010 and 2009, respectively. During the fourth quarter of 2009 and first quarter of 2010, we issued over $255 million in brokered deposits to build excess cash reserves to reduce liquidity risk resulting from deteriorating asset quality and the Consent Order. Average other earning assets increased to $217.4 million in 2010 from $30.6 million in 2009. The impact of the excess liquidity is estimated to have reduced our net interest margin by approximately 100 basis points. We anticipate that our margin will improve during 2011 as brokered deposits mature and the excess liquidity declines. Our expectations are dependent on our ability to raise core deposits, our loan and deposit pricing, and any possible actions by the Federal Reserve Board to the target federal funds rate.

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

Results of Operations

We reported a net loss available to common stockholders for 2010 of $46.4 million versus $35.4 million for 2009 and net income for 2008 of $1.4 million. In 2010, the net loss per share was $2.95 (basic and diluted) on approximately 15.7 million weighted average shares outstanding. Excluding the goodwill impairment of $24.8 million after-tax, or $27.2 million before-tax, our 2009 net loss was $10.6 million, or $0.68 per share (basic and diluted). In 2008, the net income of $1.4 million resulted in net income of $0.08 per share (basic and diluted) on approximately 16.0 million weighted average basic shares and 16.1 million weighted average diluted shares.

The net loss available to common shareholders in 2010 was above the 2009 level predominately as a result of the deferred tax asset valuation allowance of $24.6 million, higher provision expense and a decrease in net interest income. As of December 31, 2010, we had 37 banking offices, including the headquarters and 311 full time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2010	Change From Prior Year	Percent Change	2009	Change From Prior Year	Percent Change	2008	Change From Prior Year	Percent Change
	(in thousands, except percentages)
Interest income	$54,916	$(9,091)	(14.2)%	$64,007	$(12,081)	(15.9)%	$76,088	$(7,435)	(8.9)%
Interest expense	20,235	(1,563)	(7.2)%	21,798	(9,063)	(29.4)%	30,861	(3,740)	(10.8)%

Net interest income	34,681	(7,528)	(17.8)%	42,209	(3,018)	(6.7)%	45,227	(3,695)	(7.6)%
Provision for loan and lease losses	33,613	8,209	32.3%	25,404	9,651	61.3%	15,753	13,598	631.0%

Net interest income after provision for loan and lease losses	1,068	(15,737)	(93.6)%	16,805	(12,669)	(43.0)%	29,474	(17,293)	(37.0)%
Noninterest income	9,503	(832)	(8.1)%	10,335	(1,347)	(11.5)%	11,682	382	3.4%
Noninterest expense	45,234	(23,613)	(34.3)%	68,847	28,465	70.5%	40,382	(1,059)	(2.6)%

Net (loss) income before income taxes	(34,663)	7,044	(16.9)%	(41,707)	(42,481)	(5,488.5)%	774	(15,852)	(95.3)%
Income tax provision (benefit)	9,679	17,931	217.3%	(8,252)	(7,665)	1,305.8%	(587)	(5,857)	(111.1)%

Net (loss) income	(44,342)	(10,887)	(32.5)%	(33,455)	(34,816)	(2,558.1)%	1,361	(9,995)	(88.0)%
Preferred stock dividends and discount accretion	2,029	75	3.8%	1,954	1,954	100.0%	—	—	—

Net (loss) income available to common stockholders	$(46,371)	$(10,962)	(31.0)%	$(35,409)	$(36,770)	(2,701.7)%	$1,361	$(9,995)	(88.0)%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2010, net interest income was $34.7 million, or 17.8% less than the 2009 level of $42.2 million, which was 6.7% less than the 2008 level of $45.2 million.

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

The following table summarizes net interest income on a fully tax-equivalent basis and average yields and rates paid for the years ended December 31, 2010, 2009 and 2008.

Average Consolidated Balance Sheets and Net Interest Analysis

Fully Tax-Equivalent Basis

	For the Years Ended,
	2010			2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
	(fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income[1,2]	$845,945	$49,127	5.81%	$977,758	$57,784	5.91%	$997,371	$69,863	7.00%
Debt securities—taxable	111,526	3,919	3.51%	98,797	4,613	4.67%	89,711	4,647	5.18%
Debt securities—non-taxable [2]	38,232	2,156	5.64%	43,134	2,457	5.70%	42,780	2,452	5.73%
Federal funds sold and other earning assets	217,442	517	0.24%	30,648	72	0.23%	3,100	49	1.58%

Total earning assets	1,213,145	55,719	4.59%	1,150,337	64,926	5.64%	1,132,962	77,011	6.80%

Allowance for loan losses	(26,698)			(20,582)			(12,030)
Intangible assets	1,691			22,382			29,948
Cash & due from banks	8,117			15,292			23,280
Premises & equipment	32,362			33,753			34,429
Other assets	78,214			57,480			49,880

Total assets	$1,306,831			$1,258,662			$1,258,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$65,809	$186	0.28%	$61,501	$190	0.31%	$62,911	$327	0.52%
Money market accounts	133,298	1,315	0.99%	126,219	1,567	1.24%	103,137	2,139	2.07%
Savings deposits	38,582	102	0.26%	35,986	101	0.28%	35,120	146	0.42%
Time deposits less than $100 thousand	228,907	4,673	2.04%	244,912	7,183	2.93%	256,664	10,549	4.11%
Time deposits > $100 thousand	184,432	4,049	2.20%	203,052	6,265	3.09%	214,705	9,310	4.34%
Brokered CDs and CDARS®	335,416	9,372	2.79%	157,717	5,317	3.37%	121,736	4,735	3.89%
Brokered money markets and NOWs	6,561	57	0.87%	77,683	653	0.84%	4,975	74	1.49%
Federal funds purchased	—	—	—%	335	4	1.19%	23,710	689	2.91%
Repurchase agreements	18,435	475	2.58%	20,828	498	2.39%	34,513	835	2.42%
Other borrowings	85	6	7.06%	1,723	20	1.16%	78,108	2,057	2.63%

Total interest bearing liabilities	1,011,525	20,235	2.00%	929,956	21,798	2.34%	935,579	30,861	3.30%

Net interest spread		$35,484	2.59%		$43,128	3.30%		$46,150	3.50%

Noninterest bearing demand deposits	154,719			150,020			157,746
Accrued expenses and other liabilities	10,018			11,883			16,489
Stockholders’ equity	124,825			160,375			144,622
Accumulated other comprehensive gain (loss)	5,744			6,428			4,033

Total liabilities and stockholders’ equity	$1,306,831			$1,258,662			$1,258,469

Impact of noninterest bearing sources and other changes in balance sheet composition			0.33%			0.45%			0.57%

Net interest margin			2.92%			3.75%			4.07%

[1]	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

[2]

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $803 thousand, $919 thousand and $923 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	2010 compared to 2009 increase (decrease) in interest income and expense due to changes in:			2009 compared to 2008 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Loans, net of unearned income	$(7,927)	$(730)	$(8,657)	$(1,561)	$(10,518)	$(12,079)
Debt Securities—taxable	580	(1,274)	(694)	457	(491)	(34)
Debt Securities—non-taxable	(285)	(16)	(301)	14	(9)	5
Federal funds sold and other earning assets	437	8	445	434	(411)	23

Total earning assets	(7,195)	(2,012)	(9,207)	(656)	(11,429)	(12,085)

Interest bearing liabilities:
NOW accounts	13	(17)	(4)	(8)	(129)	(137)
Money market accounts	83	(335)	(252)	472	(1,044)	(572)
Savings deposits	7	(6)	1	3	(48)	(45)
Time deposits less than $100 thousand	(488)	(2,022)	(2,510)	(511)	(2,855)	(3,366)
Time deposits > $100	(590)	(1,626)	(2,216)	(529)	(2,516)	(3,045)
Brokered CDs and CDARS®	5,960	(1,905)	4,055	1,383	(801)	582
Brokered money market accounts	(598)	2	(596)	1,078	(499)	579
Federal funds purchased	(4)	—	(4)	(679)	(6)	(685)
Repurchase agreements	(58)	35	(23)	(332)	(5)	(337)
Other borrowings	(19)	5	(14)	(2,012)	(25)	(2,037)

Total interest bearing liabilities	4,306	(5,869)	(1,563)	(1,135)	(7,928)	(9,063)

Increase (decrease) in net interest income	$(11,501)	$3,857	$(7,644)	$479	$(3,501)	$(3,022)

Net Interest Income—Volume and Rate Changes

Interest income in 2010 was $54.9 million, a 14% decrease from the 2009 level of $64.0 million, which was a 16% decrease from the 2008 level of $76.1 million. For 2010, average loans declined by $131.8 million, or 13.5%. The decline in average loans was fully offset by a $186.8 million increase in other earning assets. The largest component of other earning assets is our interest bearing account at the Federal Reserve Bank of Atlanta that averaged $213.4 million in 2010 compared to $23.0 million during 2009. This account yields approximately 25 basis points. The net impact for changes in volumes of interest-earning assets in 2010 reduced interest income by $7.2 million. For 2009, average interest-earning assets increased 2% to $1.2 billion. However, the associated increase in earnings from the higher volumes was offset by the decline in the yields of earning assets and a shift in earning assets, as discussed in additional detail below. Average loans in 2009 were $977.8 million, a decrease of $19.6 million, or 2%. Average taxable debt securities increased $9.1 million, or 10%. Other earning assets increased $27.5 million to $30.6 million. The increase in average taxable debt securities and other earning assets was funded by the reductions in loans and increases in brokered deposits. The impact on interest income from the decline in average loans fully offset the increases in the other categories of earning assets. The total impact on interest income from changes in volume was a reduction of $656 thousand comparing 2009 to 2008.

The reduction in yield of average earning assets reduced interest income by $2.0 million in 2010. The tax equivalent yield on earning assets decreased 105 basis points in 2010 to 4.59% from 5.64% in 2009. The reduction in yield on earning assets was primarily related to the shifting of assets from high yielding loans to interest bearing cash. For 2009, the reduction in yield of average earnings assets reduced interest income by $11.4 million, accounting for 95% of the total decline, on a fully tax equivalent basis from 2008 to 2009. The tax equivalent yield on earning assets decreased 116 basis points in 2009 to 5.64% from 6.80% in 2008. The reduction in yield on loans for 2009 was 109 basis points, which was a result of the full impact of the 2008 cuts in the federal funds rate. From September 2007 to December 2008, the Federal Reserve Board reduced the target federal funds rate by 500 basis points to a target rate of 0.25%. We continue to maintain an asset sensitive balance sheet, which means that earning assets reprice faster than interest bearing liabilities and thus interest income declines faster than interest expense in a declining rate environment.

Total interest expense was $20.2 million in 2010 compared to $21.8 million in 2009 and $30.9 million in 2008. During the fourth quarter of 2009 and first quarter of 2010, we issued over $255 million in brokered deposits to reduce the increasing liquidity risk associated with our declining asset quality. The bulk of these funds were placed in our interest-bearing account at the Federal Reserve Bank of Atlanta. These funds will serve as excess liquidity to fund contractual obligations or prudent investments. Average brokered deposits increased by $106.6 million in 2010, adding $5.4 million in interest expense. Reductions in retail and jumbo CDs of $16.0 million and $18.6 million, respectively, reduced interest expense by $1.1 million. For 2010, the net impact on changes in volume of interest bearing liabilities resulted in a $4.3 million increase to interest expense.

For 2009, interest expense decreased due to the reduced cost of funds as well as reduced volumes of interest bearing liabilities. Interest expense for 2008 decreased due to the reduced cost of funds despite the additional volumes of interest bearing liabilities. During 2009, we replaced non-deposit liabilities, primarily short-term other borrowings, with long-term brokered deposits. Average interest bearing liabilities, excluding average deposits, declined by $113.4 million while average brokered deposits increased $108.7 million. In-market certificates of deposits declined by $23.4 million, or 5%, while money markets increased $23.1 million, or 22%. The total impact on the changes in volume of average interest bearing liabilities during 2009 was a decline in interest expense of $1.1 million.

Deposit pricing, especially for time deposits, typically lags changes in the target federal funds rate, and therefore we realized a consistent but gradual reduction in our costs of deposits throughout 2009 and 2010. The reduction of costs on interest bearing liabilities reduced interest expense by $5.9 million in 2010 and $7.9 million in 2009. The average rate paid on interest bearing liabilities for 2010 decreased by 34 basis points from 2.34% to 2.00%. The average rate paid on in-market CDs declined by 89 basis points, resulting in a savings of $3.6 million. The average rate paid on brokered deposits declined by 58 basis points to 2.79% during 2010, resulting in a savings of $1.9 million.

For 2009, the average rate paid on interest bearing liabilities decreased by 96 basis points from 3.30% to 2.34%. Beginning in the second half of 2008 and continuing into 2009, we decided to fortify our balance sheet and improve our contingent funding plans so we significantly reduced our overnight borrowings and replaced them with brokered deposits. During the fourth quarter of 2009, we took advantage of historically low rates and further extended our brokered CD ladder. We issued approximately $161.1 million of brokered CDs during the fourth quarter of 2009 with a weighted average maturity of 41 months and weighted average rate of 2.72%.

We expect average loans to stabilize in 2011 while other earnings assets begin to decrease as brokered deposits mature. The average yield on loans in 2011 should be comparable to 2010 as we do not currently anticipate significant changes to interest rates during 2011. We expect average brokered deposits to decline during 2010 while all other interest bearing liabilities to be comparable or increase during 2011. Rates paid on deposits are expected to be consistent with 2010 rates.

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

First Security’s net interest rate spread (on a tax equivalent basis) was 2.59% in 2010, 3.30% in 2009 and 3.50% in 2008, while the net interest margin (on a tax equivalent basis) was 2.92% in 2010, 3.75% in 2009 and 4.07% in 2008. The decrease in the net interest spread and net interest margin for 2010 was primarily due to reductions in our loan portfolio as well as the negative spread created by the issuance of brokered deposits in late 2009 and early 2010 and the associated increase in our interest bearing cash account at the Federal Reserve Bank of Atlanta. Additionally, average noninterest bearing deposits increased 3.1% while average earning assets increased by 5.5%. Accordingly, noninterest bearing deposits contributed 33 basis points to the margin during 2010 compared to 45 basis points in 2009.

For 2009, the decline in the spread and margin was primarily due to the full-year impact of the 2008 Federal Reserve Board cuts to the target federal funds rate, partially offset by the repricing of our deposits. During 2008, approximately 47% of our loans repriced simultaneously with changes to an associated index (such as Prime, which is driven by the target federal funds rate), while only approximately 11% of our liabilities repriced simultaneously. As such, the 2008 target rate reductions by the Federal Reserve Board had an immediate negative impact on our net interest spread and net interest margin. Additionally, a decline in average noninterest bearing deposits for 2009 contributed an additional 12 basis points to the reduction in net interest margin. For 2009, noninterest bearing deposits contributed 45 basis points to the net interest margin, as compared to 57 basis points during 2008.

In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into income over the remaining life of the originally hedged items. The swaps added $2.0 million, $2.3 million and $1.9 million in interest income for the years ended December 31, 2010, 2009 and 2008, respectively. For 2011, we estimate the terminated swaps will add approximately $1.8 million to interest income.

We anticipate our net interest spread and net interest margin to stabilize and improve during 2011. However, improvement is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during 2010 increased $8.2 million to $33.6 million compared to $25.4 million in 2009 and $15.8 million in 2008. Net charge-offs totaled $36.1 million for 2010, $16.3 million for 2009 and $9.3 million for 2008. Net charge-offs as a percentage of average loans were 4.27% in 2010, 1.66% in 2009 and 0.93% in 2008 and our Bank’s peer group averages (as reported in the December 31, 2010 Uniform Bank Performance Report) were 1.27%, 1.53% and 0.80% in 2010, 2009 and 2008, respectively.

The increase in our provision for loan and lease losses in 2010 relative to 2009 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of impaired, past due, charged-off, classified and non-performing loans, as well as increased environmental risk factors due to the general economic conditions. During 2010, we experienced significantly higher charge-offs while continuing to increase the ratio of the allowance to total loans from 2.78% to 3.30%. In 2009, we significantly increased our allowance for loan and lease losses from 1.72% of total loans as of December 31, 2008 to 2.78% of total loans as of December 31, 2009. The provision expense associated with the reserve-building was approximately $3.8 million in 2010 and $10.1 million in 2009. As of December 31, 2010, we determined our allowance of $24.0 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Loss section of MD&A.

We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio. As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for 2011. Furthermore, the provision expense could materially increase or decrease in 2011 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.

Noninterest Income

Total noninterest income for 2010 was $9.5 million compared to $10.3 million in 2009 and $11.7 million in 2008. The following table presents the components of noninterest income for years ended December 31, 2010, 2009 and 2008.

Noninterest Income

	For the Years Ended
	2010	Percent Change	2009	Percent Change	2008
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$2,973	(16.3)%	$3,550	(14.1)%	$4,135
Service charges on deposit accounts	939	(14.0)%	1,092	(5.0)%	1,149
Point-of-sale (POS) fees	1,270	12.8%	1,126	7.2%	1,050
Mortgage loan and related fees	909	(11.3)%	1,025	(29.0)%	1,443
Bank-owned life insurance income	1,032	2.6%	1,006	4.0%	967
Net gain (loss) on sales of available-for-sale securities	57	100.0%	—	(100.0)%	146
Other income	2,323	(8.4)%	2,536	(9.2)%	2,792

Total noninterest income	$9,503	(8.1)%	$10,335	(11.5)%	$11,682

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $3.9 million, or 41% of total noninterest income for 2010, compared with $4.6 million, or 45% of total noninterest income for 2009, and $5.3 million, or 45% for 2008. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.

Point-of-sale fees increased 13% to $1.3 million in 2010 compared to 2009. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.

Mortgage loan and related fees for 2010 were $909 thousand, compared to $1.0 million in 2009 and $1.4 million in 2008. As discussed in Note 19 to our consolidated financial statements, we began electing the fair value option under applicable accounting guidance to our held for sale loan originations in February 2008. This election impacted the timing and recognition of origination fees and costs, as well as the value of the servicing rights. The recognition of the income is now concurrent with the origination of the loan. We believe the fair value option improves financial reporting by better aligning the underlying economic changes in value of the loans and related hedges to the reported results. Additionally, the election eliminates the complexities and inherent difficulties of achieving hedge accounting.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgages originated for sale in the secondary markets totaled $46.2 million for 2010, $61.1 million for 2009 and $67.0 million in 2008. Mortgages sold in the secondary market totaled $44.9 million for 2010, $61.5 million for 2009 and $69.8 million in 2008. We do not originate sub-prime loans. For 2011, we anticipate mortgage loan production to increase, however, provisions of the Dodd-Frank financial reform legislation may impact the pricing and competitive landscape of the mortgage market.

Bank-owned life insurance income remained stable at $1.0 million for 2010 compared to 2009 and increased from $967 thousand for 2008. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. Additionally, the insurance death benefit will be a tax free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 5.3% during 2010.

During 2010, we sold approximately $14.8 million of investment securities for a net gain of $57 thousand. During 2009, we did not sell any available-for-sale securities. During 2008, we sold approximately $13.1 million in senior unsecured debt issued by Freddie Mac and Fannie Mae for a gain of $146 thousand.

Other income for 2010 was $2.3 million, compared to the 2009 level of $2.5 million and the the 2008 level of $2.8 million. The components of other income primarily consist of ATM fee income, trust fee income, underwriting revenue, safe deposit box fee income and gains on sales of other real estate, repossessions, leased equipment and premises and equipment. Gains on sales declined $171 thousand and trust fees increased $30 thousand in 2010 compared to 2009. We anticipate our other income to be consistent or to increase in 2011.

Noninterest Expense

Total noninterest expense for 2010 was $45.2 million, compared to $68.8 million in 2009 and $40.4 million in 2008. Noninterest expense for 2009 included a full impairment to goodwill of $27.2 million. Excluding this one-time, non-cash expense, noninterest expense for 2009 was $41.7 million. For 2010, increases in FDIC insurance, losses and write-downs on nonperforming assets and professional fees offset the savings in salaries and benefits, furniture and equipment and other expense categories. The following table represents the components of noninterest expense for the years ended December 31, 2010, 2009 and 2008.

Noninterest Expense

	For the Years Ended
	2010	Percent Change	2009	Percent Change	2008
	(in thousands, except percentages)
Salaries and benefits	$18,926	(6.5)%	$20,246	(6.2)%	$21,577
Occupancy	3,493	2.2%	3,418	(2.5)%	3,505
Furniture and equipment	2,032	(17.8)%	2,473	(19.2)%	3,059
Professional fees	3,144	47.8%	2,127	22.0%	1,744
FDIC insurance	3,803	103.8%	1,866	196.7%	629
Data processing	1,462	1.2%	1,445	(1.2)%	1,463
Write-downs on other real estate owned and repossessions	3,539	167.9%	1,321	34.1%	985
Losses on other real estate owned, repossessions and fixed assets	1,162	92.7%	603	72.8%	349
OREO and repossession holding costs	1,637	48.3%	1,104	55.5%	710
Impairment of goodwill	—	(100.0)%	27,156	100.0%	—
Intangible asset amortization	457	(5.8)%	485	(39.1)%	796
Communications	617	(13.8)%	716	(0.6)%	720
Printing and supplies	358	(10.3)%	399	(3.2)%	412
Advertising	155	(44.2)%	278	(25.3)%	372
Other expense	4,449	(14.6)%	5,210	28.3%	4,061

Total noninterest expense	$45,234	(34.3)%	$68,847	70.5%	$40,382

Total salaries and benefits decreased $1.3 million, or 7%, in 2010 as compared to 2009. The decrease in salaries and benefits is primarily related to fewer full-time equivalent employees and cost savings in employee benefits including reducing the employer match on the 401(k) and ESOP Plan from 6% to 1% as of July 1, 2010. As of December 31, 2010, we had 37 full service banking offices with 311 full-time equivalent employees. As of December 31, 2009, we had 39 full service banking offices and one leasing/loan production facility with 347 full-time equivalent employees; as of December 31, 2008, we had 39 full service banking offices and three leasing offices with 361 full-time equivalent employees.

Total occupancy expense for 2010 increased by 2% compared with 2009, which was 3% less than total occupancy expense in 2008. The increase in 2010 was primarily due to higher insurance expense and increases in lease expense for branch locations. The decrease in 2009 was due to cost saving initiatives at our branch locations. As of December 31, 2010, we leased eight facilities and the land for five branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment, communication, advertising, and printing and supplies expense decreased both in 2010 and 2009 due to cost controls implemented.

Professional fees increased by $1.0 million, or 48%, from 2009 to 2010, and increased by $383 thousand, or 22%, from 2008 to 2009. The increase in 2010 was primarily due to additional legal costs associated with the higher levels of non-performing assets. Professional fees also include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters. The increase in 2009 was primarily due to additional legal costs associated with the higher levels of non-performing assets and the arbitration settlement, described further below, as well as a fourth quarter 2009 third-party loan review, as more fully described in the Asset Quality and Non-performing Assets section of MD&A. We anticipate professional fees to be consistent or lower for 2011.

The premium paid for FDIC deposit insurance increased $1.9 million to $3.8 million in 2010 compared to 2009. The expense in 2009 and 2008 was $1.9 million and $629 thousand, respectively. The increase for 2010 is an indirect result of the items in the Consent Order, including the deterioration of our asset quality and its impact on our financial results, among other items. For 2009, we recorded a $560 thousand charge for the FDIC special assessment that was paid on September 30, 2009. The remaining increase in 2009 was due to an across-the-board increase in the FDIC’s assessment calculation, which became effective in 2009 as well as our participation in the Temporary Liquidity Guarantee Program (TLGP), which is funded through add-on premium fees.

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

Data processing expense was consistent from 2009 to 2010. The monthly fees associated with data processing are typically based on transaction volume.

Write-downs on OREO and repossessions increased $2.2 million, or 167.9%, from 2009 to 2010, and increased $336 thousand, or 34.1% from 2008 to 2009. The increase is primarily related to larger write-downs on other real estate owned. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if indications exist that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs for 2011 are dependent on real estate market conditions and our ability to liquidate properties.

Losses on OREO, repossessions and fixed assets increased $559 thousand, or 92.7% from 2009 to 2010, and increased $254 thousand, or 72.8% from 2008 to 2009. The majority of losses were related to sales of repossessions through the liquidation of equipment at our leasing subsidiaries. We anticipate increases in losses as nonperforming assets continue to increase as we seek to liquidate existing properties and repossessions in a timely manner.

OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs increased $533 thousand, or 48.3%, from 2009 to 2010, and increased $394 thousand, or 55.5%, from 2008 to 2009. We anticipate the level of holding costs to remain elevated for 2011 with our increased amount of nonperforming assets.

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

Intangible asset amortization decreased by $28 thousand, or 5.8%, in 2010 as compared to 2009 and decreased $311 thousand, or 39%, in 2009 compared to 2008. The core deposit intangible assets amortize on an accelerated basis over an estimated useful life of ten years. The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2011	2012	2013	2014	2015
	(in thousands)
Core deposit intangible amortization expense	$479	$382	$270	$196	$134

Other expense decreased by $761 thousand, or 14.6%, for 2010 compared to 2009 and increased $1.1 million, or 28%, in 2009 compared to 2008. The decline in 2010 is primarily as a result of the $500 thousand arbitration settlement in 2009, described below, as well as decreased credit reporting fees and franchise tax expense.

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

Income Taxes

We recorded income tax expense of $9.7 million in 2010 compared to tax benefits of $8.3 million in 2009 and $587 thousand in 2008. During 2010, we recorded a $24.6 million deferred tax valuation allowance to reduce our net deferred tax assets to an amount that we consider realizable. The remaining deferred tax asset is anticipated to be realized through available carryback tax periods. A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years as well as current business trends. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit.

For 2009, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $2.6 million. The goodwill impairment included $20.2 million that was not deductible for tax purposes. Excluding these non-taxable items, our pre-tax 2009 net loss would decrease to approximately $24.1 million, resulting in an effective tax rate of approximately 34%.

At December 31, 2010, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements. During 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. During 2010, certain tax refunds were withheld and applied to the disputed uncertain tax position. As of December 31, 2010, the accrual for uncertain tax positions, including accumulated interest and penalties, totaled $1.0 million.

Statement of Financial Condition

Our total assets were $1.2 billion at December 31, 2010, a decrease of $184.9 million, or 14%, over 2009. The decline in assets was concentrated in our loan portfolio, which declined nearly $225 million during 2010. The decline in loans was partially offset by an increase in interest-bearing deposits in banks, primarily our cash account at the Federal Reserve Bank of Atlanta. During 2011, we anticipate that our total assets will continue to decline as brokered deposits mature and are primarily funded with our current cash reserves. Additionally, we anticipate funding prudent investment opportunities through growth in core deposits and with our existing cash reserves.

Loans

The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances during 2010.

During 2010, total loans declined $224.9 million, or 24%, compared to year-end 2009. During 2010, we reduced our exposure to construction and land development loans by $68.9 million, or 45%, and commercial and industrial loans by $63.2 million, or 43%. Commercial real estate loans declined by $33.5 million, or 13%, and residential 1-4 family loans declined by $29.3 million, or 10%. All other loan categories declined as well.

During 2009, total loans declined $59.6 million, or 6%, compared to year-end 2008. During 2009, we actively reduced our exposure to construction and land development loans by $41.5 million, or 21%, and commercial leases by $11.1 million, or 36% compared to December 31, 2008. Most other loan categories declined during 2009 as a result of the economic recession. Commercial real estate loans increased by $25.2 million, or 11%, during 2009. A majority of this growth was in owner-occupied commercial real estate.

During the first quarter of 2011, we launched an advertising campaign aimed at generating loan demand and attracting new credit-worthy customers. We anticipate our loans to stabilize during 2011. However, funding of future loans may be restricted by our ability to raise core deposits, although we may use our current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

The following table presents a summary of the loan portfolio by category for the last five years.

Loans Outstanding

	As of December 31,
	2010	Percent Change	2009	Percent Change	2008	Percent Change	2007	Percent Change	2006
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$252,026	(10.4)%	$281,354	(5.1)%	$296,454	13.0%	$262,373	6.7%	$246,005
Commercial	226,357	(12.9)%	259,819	10.7%	234,630	10.7%	211,931	29.4%	163,836
Construction	84,232	(45.0)%	153,144	(21.3)%	194,603	(10.1)%	216,583	27.7%	173,652
Multi-family and farmland	36,393	(4.1)%	37,960	10.8%	34,273	91.6%	17,887	(12.9)%	20,544

	599,008	(18.2)%	732,277	(3.6)%	759,960	7.2%	708,774	17.3%	604,037
Commercial loans	82,807	(43.3)%	146,016	(7.5)%	157,906	14.4%	138,015	13.7%	121,385
Consumer loans	33,860	(30.8)%	48,927	(16.1)%	58,296	(7.7)%	63,156	(6.9)%	67,858
Leases, net of unearned income	7,916	(59.9)%	19,730	(36.1)%	30,873	(25.8)%	41,587	(20.1)%	52,039
Other	3,500	(30.9)%	5,068	11.4%	4,549	189.2%	1,573	(30.8)%	2,274

Total loans	727,091	(23.6)%	952,018	(5.9)%	1,011,584	6.1%	953,105	12.4%	847,593
Allowance for loan and lease losses	(24,000)	(9.4)%	(26,492)	52.4%	(17,385)	58.7%	(10,956)	9.9%	(9,970)

Net loans	$703,091	(24.0)%	$925,526	(6.9)%	994,199	5.5%	$942,149	12.5%	$837,623

Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

Loans by Collateral Type

	As of December 31,
	2010	% of Loans	2009	% of Loans	2008	% of Loans	2007	% of Loans	2006	% of Loans
	(in thousands, expect percentages)
Secured by real estate:
Construction and land development	$84,232	11.6%	$153,144	16.1%	$194,603	19.2%	$216,583	22.7%	$173,652	20.5%
Farmland	11,793	1.6%	12,077	1.3%	11,470	1.1%	6,870	0.7%	10,243	1.2%
Home equity lines of credit	81,742	11.2%	88,770	9.3%	88,708	8.8%	80,326	8.4%	76,872	9.1%
Residential first liens	161,622	22.2%	181,740	19.1%	196,734	19.4%	172,003	18.0%	159,172	18.8%
Residential junior liens	8,662	1.2%	10,844	1.1%	11,012	1.1%	10,044	1.1%	9,961	1.2%
Multi-family residential	24,600	3.4%	25,883	2.7%	22,803	2.3%	11,017	1.2%	10,301	1.2%
Non-farm and non-residential	226,357	31.1%	259,819	27.3%	234,630	23.2%	211,931	22.3%	163,836	19.3%

Total Real Estate	599,008	82.3%	732,277	76.9%	759,960	75.1%	708,774	74.4%	604,037	71.3%

Other loans:
Commercial—leases, net of unearned	7,916	1.1%	19,730	2.1%	30,873	3.1%	41,587	4.4%	52,039	6.1%
Commercial and industrial	82,807	11.4%	146,016	15.4%	157,906	15.6%	138,015	14.5%	121,385	14.3%
Agricultural production	1,165	0.2%	2,151	0.2%	1,945	0.1%	1,344	0.1%	1,962	0.2%
Credit cards and other revolving credit	—	—%	—	—%	—	—%	—	—%	1,513	0.2%
Consumer installment loans	33,860	4.7%	48,927	5.1%	58,296	5.8%	63,156	6.6%	66,345	7.8%
Other	2,335	0.3%	2,917	0.3%	2,604	0.3%	229	0.0%	312	0.1%

Total other loans	128,083	17.7%	219,741	23.1%	251,624	24.9%	244,331	25.6%	243,556	28.7%

Total loans	$727,091	100.0%	$952,018	100.0%	$1,011,584	100.0%	$953,105	100.0%	$847,593	100.0%

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2010. Our loan policy does not permit automatic roll-over of matured loans.

	Less than three months	Over three months to twelve months	One year to five years	Over five years	Total
	(in thousands)
Construction and land development loans	$40,454	$28,399	$15,379	$—	$84,232
Commercial and industrial loans	29,267	26,295	27,188	57	82,807
All other loans	63,285	74,410	361,265	61,092	560,052

Total	$133,006	$129,104	$403,832	$61,149	$727,091

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared by our accounting and credit administration departments and presented to our Board of Directors on a quarterly basis. Based on our analysis, we may determine that our provision expense needs to increase or decrease in order for us to remain adequately reserved for probable loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.

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

Allowance—Loan Pools

As indicated in the Allowance—Overview above, we analyze our allowance by segregating our portfolio into three primary categories: impaired, classified and pass risk rated loans. Impaired loans are individually evaluated, as further discussed below. Classified loans are segregated first by loan risk rating and then into homogeneous pools based on loan type, collateral or purpose of proceeds. Non-classified loans are grouped into homogeneous pools based on loan type, collateral or purpose of proceeds. We believe our loan pools conform to regulatory and accounting guidelines.

Impaired loans generally include those loan relationships in excess of $500 thousand with a risk rating of substandard/nonaccrual or doubtful. For these loans, we determine the impairment based upon one of the following methods: (1) discounted cash flows, (2) observable market pricing or (3) the fair value of the collateral. The amount of the estimated loss, if any, is then specifically reserved in a separate component of the allowance unless the relationship is considered collateral dependent, in which the estimated loss is charged-off in the current period.

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

The consistent application of the above loan risk rating methodology ensures we have the ability to track historical losses and appropriately estimate potential future losses in our allowance. Additionally, appropriate loan risk ratings assist us in allocating credit and special asset personnel in the most effective manner. Significant changes in loan risk ratings can have a material impact on the allowance and thus a material impact on our financial results by requiring significant increases or decreases in provision expense.

Allowance—Analysis and Discussion

The following table presents an analysis of the changes in the allowance for loan and lease losses for the past five years. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $24 thousand, $24 thousand, $24 thousand, $40 thousand and $120 thousand for 2010, 2009, 2008, 2007 and 2006, respectively. The reserve for unfunded commitments is included in other liabilities in our consolidated balance sheets and totaled $229 thousand and $205 thousand as of December 31, 2010 and 2009, respectively.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the Years Ending December 31,
	2010	2009	2008	2007	2006
	(in thousands, except percentages)
Allowance for loan and lease losses—
Beginning of period	$26,492	$17,385	$10,956	$9,970	$10,121
Provision for loan and lease losses	33,589	25,380	15,729	2,115	2,064

Sub-total	60,081	42,765	26,685	12,085	12,185

Charged-off loans:
Real estate—residential 1-4 family	2,572	1,778	1,492	216	751
Real estate—commercial	2,955	1,505	—	107	1
Real estate—construction	10,514	1,801	982	44	24
Real estate—multi-family and farmland	1,150	58	—	100	12
Commercial loans	16,420	8,109	3,468	133	943
Consumer installment loans and other	1,110	1,217	2,350	575	535
Leases, net of unearned income	2,050	2,214	1,227	692	455

Total charged-off	36,771	16,682	9,519	1,867	2,721

Recoveries of charged-off loans:
Real estate—residential 1-4 family	56	35	25	103	47
Real estate—commercial	160	9	—	91	101
Real estate—construction	7	23	1	2	—
Real estate—multi-family and farmland	—	3	6	7	1
Commercial loans	326	166	15	256	83
Consumer installment loans and other	141	167	172	222	269
Leases, net of unearned income	—	6	—	57	5

Total recoveries	690	409	219	738	506

Net charged-off loans	36,081	16,273	9,300	1,129	2,215

Allowance for loan and lease losses—end of period	$24,000	$26,492	$17,385	$10,956	$9,970

Total loans—end of period	$727,091	$952,018	$1,011,584	$953,105	$847,593
Average loans	$845,945	$977,758	$997,371	$940,490	$796,866
Net loans charged-off to average loans	4.27%	1.66%	0.93%	0.12%	0.28%
Provision for loan and lease losses to average loans	3.97%	2.60%	1.58%	0.22%	0.25%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.30%	2.78%	1.72%	1.15%	1.18%
Non-performing loans	40.73%	53.01%	82.16%	193.53%	250.63%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis jointly developed by our credit administration and accounting groups enable us to allocate the allowance based on risk elements within the portfolio. The unallocated reserve is available as a general reserve against the entire loan portfolio and is related to factors such as current economic conditions which are not directly associated with a specific loan category.

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate—residential 1-4 family	$7,346	34.7%	$5,037	29.6%	$3,760	29.3%	$2,183	27.5%	$1,786	29.1%
Real estate—commercial	5,550	31.1%	4,525	27.3%	2,599	23.2%	1,350	22.2%	1,483	19.3%
Real estate—construction	2,905	11.6%	6,706	16.0%	3,919	19.2%	1,594	22.7%	1,613	20.5%
Real estate—multi-family and farmland	761	5.0%	766	4.0%	366	3.4%	163	1.9%	170	2.4%
Commercial loans	5,692	11.4%	6,953	15.4%	3,149	15.6%	2,638	14.5%	2,278	14.3%
Consumer loans	813	4.7%	1,107	5.1%	872	5.8%	778	6.6%	841	8.0%
Leases, net of unearned income	917	1.1%	1,386	2.1%	2,588	3.1%	2,134	4.4%	1,639	6.1%
Other and unallocated	16	0.4%	12	0.5%	132	0.4%	116	0.2%	160	0.3%

Total	$24,000	100.0%	$26,492	100.0%	$17,385	100.0%	$10,956	100.0%	$9,970	100.0%

[1]	Represents the percentage of loans in each category to total loans.

Over the last two years, our allowance as a percentage of total loans significantly increased due to higher levels of non-performing loans and the elevated level of charge-offs during 2010. The allowance to total loans increased to 3.30% as of December 31, 2010, compared to 2.78% as of December 31, 2009 and 1.72% as of December 31, 2008. As of December 31, 2010, $23.5 million of the allowance was associated with general reserves and $457 thousand was associated with specific reserves.

The following table provides the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2010:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,456	4,330	20,281	3,740	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases, net of unearned income	—	2,085	3,888	1,943	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,352	$39,074	$80,059	$41,606	$727,091

As of December 31, 2010, the largest components of the allowance were associated with 1-4 family residential real estate loans, commercial loans and commercial real estate loans. These classifications have higher levels of substandard, non-impaired loans. These loans are subject to general allowance allocations based on historical loss and qualitative and environmental factors. The allowance allocation associated with construction and land development loans declined by $3.8 million during 2010. This is a result of significant charge-offs during 2010 as well as an elevated level of substandard, impaired loans at year-end. During the third quarter of 2010, management, in consultation with bank regulators, identified various loan relationships that had previously been evaluated utilizing the present value of future cash flow that were more appropriately evaluated as collateral-dependent relationships. Changing the impairment method on these relationships resulted in a significant number of charge-offs during the third quarter of 2010. Additionally, the third quarter of 2010 impairment analysis of one commercial loan relationship resulted in a $9.5 million charge-off. The underlying financial condition of the borrower was unable to support the unsecured portion of this relationship and therefore, the entire unsecured portion was charged-off. The elevated level of charge-offs in 2010 will continue to impact the loss factors within the allowance during future periods.

We believe that the allowance for loan and lease losses at December 31, 2010 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets

Asset Quality Strategic Initiatives for 2009, 2010 and Beyond

Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of December 31, 2010, our loan portfolio was 62.2% of total assets. Over the past twelve to eighteen months, we implemented several significant strategies to further address our asset quality, including:

•	Hired a new Chief Credit Officer

•	Restructured and expanded our credit department, including special assets

•	Developed centralized underwriting, document preparation and collections processes

•	Conducted a third-party loan review

•	Hired an experienced special assets officer

•	Expanded our loan review department, and

•	Outsourced the marketing and sales of residential OREO to market-leading real estate firms

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

Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. In the last twelve months, we have added two experienced loan review employees to our loan review department. During 2010, we achieved the 60% to 70% review of our portfolio over a 12-month cycle, focusing on a risk-based approach. We anticipate similar coverage during 2011.

During the second half of 2010, we outsourced the marketing and sales process over our OREO properties to market leading real estate companies. We anticipate higher volumes of OREO sales in 2011.

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

Asset Quality and Non-Performing Assets Analysis and Discussion

Our asset quality ratios weakened in 2010 compared to 2009. As of December 31, 2010, our allowance for loan and lease losses as a percentage of total loans was 3.30% compared to 2.78% as of December 31, 2009. Net charge-offs were 4.27% of average loans for 2010 compared to 1.66% for 2009. Non-performing loans to total loans was 8.10% as of year-end 2010 compared to 5.25% as of year-end 2009. Non-performing assets as a percentage of total assets was 6.78% at year-end 2010 compared to 4.78% at year-end 2009. The allowance as a percentage of total non-performing loans was 40.73% as of year-end 2010 compared to 53.01% for 2009.

Non-performing assets include non-accrual loans, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns related to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

Nonperforming Assets

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands, except percentages)
Nonaccrual loans	$54,082	$45,454	$18,453	$3,372	$2,653
Loans past due 90 days and still accruing	4,838	4,524	2,706	2,289	1,325

Total nonperforming loans	$58,920	$49,978	$21,159	$5,661	$3,978

Other real estate owned	$24,399	$15,312	$7,145	$2,452	$1,982
Repossessed assets	763	3,881	1,680	1,834	2,231
Nonaccrual loans	54,082	45,454	18,453	3,372	2,653

Total nonperforming assets	$79,244	$64,647	$27,278	$7,658	$6,866

Nonperforming loans as a percentage of total loans	8.10%	5.25%	2.09%	0.59%	0.47%
Nonperforming assets as a percentage of total assets	6.78%	4.78%	2.14%	0.63%	0.61%
Nonperforming assets and loans 90 days past due to total assets	7.20%	5.11%	2.35%	0.82%	0.72%

The following table provides further information, including classification, for nonaccrual loans and other real estate owned for the past three years.

Non-Performing Assets—Classification and Number of Units

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Units	Amount	Units	Amount	Units
	(in thousands, except units)
Nonaccrual loans
Construction/development loans	$25,586	56	$13,706	36	$9,037	20
Residential real estate loans	8,906	84	6,059	52	2,649	10
Commercial real estate loans	10,007	30	6,156	26	1,991	9
Commercial and industrial loans	4,228	26	15,397	38	1,228	10
Commercial leases	3,459	59	2,389	20	3,523	5
Consumer and other loans	1,896	18	1,747	15	25	3

Total	$54,082	273	$45,454	187	$18,453	57

Other real estate owned
Construction/development loans	$10,821	67	$6,023	37	$4,564	27
Residential real estate loans	8,266	63	4,647	34	1,143	9
Commercial real estate loans	5,312	20	4,642	14	1,438	4

Total	$24,399	150	$15,312	85	$7,145	40

Nonaccrual loans totaled $54.1 million, $45.5 million and $18.5 million as of December 31, 2010, 2009 and 2008, respectively. We place loans on nonaccrual when we have concerns relating to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As previously described, we have individually reviewed each nonaccrual relationship in excess of $500 thousand for possible impairment. We measure impairment by adjusting the loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices. As of December 31, 2010, the book value of impaired loans totaled $41.6 million. The associated unpaid principal balances of the impaired loans totaled $59.2 million. As of December 31, 2010, the book value of impaired loans reflected an approximately 30% discount through previously recorded partial charge-offs and specific reserves currently in the allowance.

From year-end 2009 to year-end 2010, nonaccrual loans increased by $8.6 million, or 19%. As shown above, construction and land development nonaccrual loans increased by $11.9 million to $25.6 million comparing year-end 2009 to year-end 2010. This increase is primarily attributable to four relationships totaling $10.1 million in our Knoxville market area. Commercial and industrial nonaccrual loans declined by $11.2 million from year-end 2009 to year-end 2010. The decline is primarily associated with a $9.5 million charge-off recorded in the third quarter of 2010 on one relationship. We are actively pursuing the appropriate strategies to reduce the current level of nonaccrual loans through longer-term reworks of the credits, charge-offs and/or foreclosure.

Other real estate owned increased to $24.4 million as of December 31, 2010 compared to $15.3 million as of December 31, 2009. The $9.1 million increase from year-end 2009 to year-end 2010 is a reflection of new OREO properties exceeding the amount of properties that we have sold. For 2010, we sold 36 properties for $5.6 million, resulting in a 98% realization of the carrying value prior to sale and a 76% realization of the original loan balance. We anticipate taking a more aggressive sales approach during 2011 to dispose of our current properties, which may lead to a lower realization rate.

Loans 90 days past due and still accruing were $4.8 million as of December 31, 2010 compared to $4.5 million as of December 31, 2009. Of these past due loans as of December 31, 2010, commercial real estate loans totaled $3.3 million, or 67% of the total past dues.

As of December 31, 2010, we owned repossessed assets, which are carried at fair value less anticipated selling costs, in the amount of $763 thousand compared to $3.9 million as of December 31, 2009. The majority of our repossessions are related to our leasing portfolio that primarily includes trucking and construction equipment leases.

Our asset quality ratios are less favorable compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), consists of all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of December 31, 2010 compared to our UBPR peer group ratios.

Asset Quality Ratios

	First Security	UBPR Peer Group
Allowance for loan and lease losses to total loans	3.30%	2.12%
Non-performing loans[1] as a percentage of gross loans	8.10%	3.68%
Non-performing loans[1] as a percentage of the allowance	245.50%	161.45%
Non-performing loans[1] as a percentage of equity capital	63.10%	25.25%
Non-performing loans[1] plus OREO as a percentage of gross loans plus OREO	11.09%	4.91%

[1]	Non-performing loans consist of nonaccrual loans and loans 90 days past due that are still accruing.

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

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of December 31, 2010, we had no plans to liquidate a significant amount of any securities; however, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.

Securities in our portfolio totaled $154.2 million at December 31, 2010, compared to $143.0 million at December 31, 2009. We believe our current level of investment securities provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio. As of December 31, 2010, the available-for-sale securities portfolio had unrealized gains of approximately $1.9 million, net of tax, as compared to unrealized gains of $2.7 million, net of tax, at December 31, 2009. Our securities portfolio at December 31, 2010 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs) and federal agency issued pools. We sold our collateralized mortgage obligations during 2010 in our sale of approximately $14.8 million of investment securities.

The following table provides the amortized cost of our securities, as of December 31, 2010, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of AFS Investment Securities—Amortized Cost

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal—tax exempt	$2,169	$15,409	$12,919	$4,203	$34,700
Agency bonds	—	18,480	13,487	—	31,967
Agency issued REMICs	7,138	35,297	2,779	—	45,214
Agency issued mortgage pools	346	28,254	8,636	2,065	39,301
Other	—	—	—	127	127

Total	$9,653	$97,440	$37,821	$6,395	$151,309

Tax equivalent yield	5.16%	3.68%	3.85%	5.93%	3.92%

The following table details our investment portfolio by type of investment.

Investment Securities by Type—Amortized Cost

	As of December 31,
	2010	2009	2008
	(in thousands)
Securities available-for-sale
Debt securities—
Federal agencies	$31,967	$17,226	$8,500
Mortgage-backed	84,515	80,338	85,878
Municipals	34,700	41,216	43,053
Other	127	126	125

Total	$151,309	$138,906	$137,556

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

As of December 31, 2010, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2010
Federal agencies	$15,147	$339	$—	$—	$15,147	$339
Mortgage-backed	8,466	73	—	—	8,466	73
Municipals	4,030	110	364	37	4,394	147
Other	—	—	30	97	30	97

Totals	$27,643	$522	$394	$134	$28,037	$656

December 31, 2009
Federal agencies	$1,982	$16	$—	$—	$1,982	$16
Mortgage-backed	2,375	6	3,086	471	5,461	477
Municipals	1,404	31	617	35	2,021	66
Other	—	—	82	44	82	44

Totals	$5,761	$53	$3,785	$550	$9,546	$603

As of December 31, 2010, gross unrealized losses in the Company’s portfolio totaled $656 thousand, compared to $603 thousand as of December 31, 2009. The unrealized losses in federal agencies, mortgage-backed and municipal securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of the Company’s impairment assessment, the unrealized losses at December 31, 2010 are considered temporary.

As of December 31, 2010, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of December 31, 2010.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$41,917	$38,651
Federal Home Loan Mortgage Corporation	$40,249	$38,489
Ginnie Mae	$24,232	$24,470

At December 31, 2010 and 2009, our interest-bearing deposits in banks totaled $200.6 million and $152.6 million, respectively. We are holding our excess liquidity in our Federal Reserve cash account. The yield on the account is approximately 25 basis points.

At December 31, 2010 and 2009, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions. At December 31, 2010 and 2009, we held $25.8 million and $24.9 million, respectively, in bank-owned life insurance.

Deposits and Other Borrowings

Deposits decreased by $134.0 million, or 11.3%, from year-end 2009 to year-end 2010, driven primarily by declines in retail and jumbo certificates of deposit. Core deposits decreased $54.7 million, or 8.6%, from year-end 2009 to year-end 2010. We define core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100 thousand. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.

As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement restricts the rates that we can offer on deposit products. On December 15, 2010, we received a determination letter from the FDIC designating our market areas as “high rate” markets. As such, we may offer rates up to 75 basis points above the prevailing local market rates. We believe this pricing flexibility will enable us to maintain and possibly grow core deposits during 2011.

Brokered deposits decreased $24.9 million, or 7.3%, from year-end 2009 to year-end 2010. The decrease is primarily due to the elimination of our brokered money market account during the first quarter of 2010. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network. CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, as a member bank, we have the opportunity to sell one-way time deposits. At year-end 2010, our CDARS® balance consisted of $6.6 million in one-way buy deposits and $5.7 million in our customers’ reciprocal accounts. Brokered deposits at December 31, 2010 and 2009, were as follows:

	2010	2009
	(in thousands)
Brokered certificates of deposits	$302,584	$239,283
Brokered money market accounts	—	76,749
Brokered NOW accounts	—	514
CDARS®	12,292	23,204

	$314,876	$339,750

As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last fifteen months was in part to ensure we have adequate funding to meet our short-term contractual obligations. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2010.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 or more	$36,554	$31,713	$55,805	$29,066
Brokered certificates of deposit	32,025	—	22,656	247,903
CDARS®	5,009	—	5,808	1,475

	$73,588	$31,713	$84,269	$278,444

At December 31, 2010 and 2009, we had securities sold under repurchase agreements with commercial checking customers of $5.9 million and $7.9 million, respectively. We also had a structured repurchase agreement with another financial institution of $10.0 million at December 31, 2010 and December 31, 2009. This agreement has a five-year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement was callable on November 6, 2008, the first anniversary, and quarterly thereafter. The stated maturity is November 2012.

As a member of the Federal Home Loan Bank of Cincinnati (FHLB), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. We also use FSGBank’s borrowing capacity at the FHLB to purchase a letter of credit that we pledged to the State of Tennessee Collateral Pool. The $9 million letter of credit allows us to release investment securities from the Collateral Pool and thus improve our liquidity ratio.

The terms of the FHLB advances and other borrowing as of December 31, 2010 are as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2011	6/18/1996*	FHLB fixed rate advance	$1	180 months	7.70%	7/1/2011
2011	9/16/1996*	FHLB fixed rate advance	$1	180 months	7.50%	10/1/2011
2012	9/9/1997*	FHLB fixed rate advance	$1	180 months	7.05%	10/1/2012
2015	1/5/1995	Fixed rate mortgage	$74	240 months	7.50%	1/5/2015

*	Assumed as part of the acquisition of Jackson Bank

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and federal funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2010, our cumulative one-year gap was a positive (or asset sensitive) $417.9 million, or 39% of total earning assets. At December 31, 2009, our cumulative one-year gap was a positive (or asset sensitive) $377.7 million, or 30% of total earning assets. During the fourth quarter of 2009 and first quarter of 2010, we issued $255.6 million in brokered certificates of deposits with an average maturity of approximately 2.7 years at a weighted average all-in cost of 2.80%. The issuances established a strong liquidity position that will be used to fund prudent loans and pay for future contractual obligations. At December 31, 2010, we held $200.6 million in interest-bearing cash, which was primarily held at the Federal Reserve Bank of Atlanta. The issuance combined with the retention of the cash positions us to be asset-sensitive in preparation for future increases in interest rates. We anticipate rates to begin to increase in late 2011 or early 2012, depending on economic conditions.

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

The following table reflects our rate sensitive assets and liabilities by maturity or the next repricing date as of December 31, 2010. Variable rate loans are shown in the category of due “Within Three Months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming all payments are made according to the loan’s contractual terms. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not entirely rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 33% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2010
	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years and Non-Rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$200,521	$100	$—	$—	$200,621
Federal funds sold	—	—	—	—	—
Securities	1,842	8,066	71,163	73,094	154,165
Mortgage loans held for sale	2,556	—	—	—	2,556
Loans	367,464	193,776	108,967	54,328	724,535

Total interest earning assets	572,383	201,942	180,130	127,422	1,081,877

Interest bearing liabilities:
Demand deposits	3,511	3,511	56,816	—	63,838
MMDA deposits	20,375	20,375	82,732	—	123,482
Savings deposits	3,839	3,839	30,713	—	38,391
Time deposits	83,834	211,194	63,785	—	358,813
Brokered certificates of deposits	32,025	22,656	241,136	6,767	302,584
CDARS®	5,009	5,808	1,475	—	12,292
Fed funds purchased/repos	5,933	10,000	—	—	15,933
Other borrowings	—	2	75	—	77

Total interest bearing liabilities	154,526	277,385	476,732	6,767	915,410
Noninterest bearing sources of funds	—	—	—	166,467	166,467

Interest sensitivity gap	$417,857	$(75,443)	$(296,602)	$(45,812)	$—

Cumulative sensitivity gap	$417,857	$342,414	$45,812	$—	$—

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on management service fees from FSGBank to fund the liquidity needs of our daily operations.

Our cash balance on deposit with FSGBank, which totaled approximately $2.5 million as of December 31, 2010, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. As discussed in Note 2 to our consolidated financial statements, the Written Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. We anticipate seeking quarterly management fee authorizations for 2011. Subsequent to December 31, 2010, we received authorization for the first quarter 2011 management fee. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.

On January 27, 2010, to further preserve our capital resources, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock starting with the first quarter of 2010. As the payment of future dividends requires prior written consent by the Federal Reserve, we anticipate continuing to defer the dividend payments on the Preferred Stock until conditions improve.

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

As of December 31, 2010, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $199.3 million. This cash balance was primarily funded through the issuance of brokered deposits in the fourth quarter of 2009 and first quarter of 2010. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of December 31, 2010, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB was $1.7 million. The FHLB is requiring individual pledging of loans for future funding. We are currently preparing the necessary documentation to increase the available funding and anticipate securing additional funding capacity during 2011.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $10.1 million in loan participations sold. FSGBank may elect to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of December 31, 2010, FSGBank had no borrowings against investment securities, except for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business.

Historically, we have utilized brokered deposits to provide an additional source of funding. As of December 31, 2010, we had $302.6 million in brokered CDs outstanding with a weighted average remaining life of approximately 29 months, a weighted average coupon rate of 2.60% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.85%. Our CDARS® product had $12.3 million at December 31, 2010, with a weighted average coupon rate of 1.71% and a weighted average remaining life of approximately 23 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

We believe that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $127.4 million and $14.1 million at year-end, respectively. The following table illustrates our significant contractual obligations at December 31, 2010 by future payment period.

Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit[1]	$358,813	$295,028	$59,080	$4,705	$—
Brokered certificates of deposit[1]	302,584	54,681	149,821	91,315	6,767
CDARS® [1]	12,292	10,817	1,018	457	—
Federal funds purchased and securities sold under agreements to repurchase[2]	15,933	5,933	10,000	—	—
FHLB borrowings[3]	3	2	1	—	—
Operating lease obligations[4]	7,340	870	1,135	903	4,432
Commitment to fund affordable housing investments[5]	158	158	—	—	—
Note payable[6]	74	16	36	22	—

Total	$697,197	$367,505	$221,091	$97,402	$11,199

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

Net cash provided by operations in 2010 totaled $1.7 million compared to $6.1 million and $14.2 million for 2009 and 2008, respectively. Cash flows from operations in 2010 were reduced primarily due to a decline in net interest income. Net cash provided by investing activities totaled $119.3 million in 2010 compared to net cash used in investing activities of $117.0 million in 2009 and $83.0 million for 2009 and 2008, respectively. For 2010, loan principal collections, net of loan originations, totaled $172.9 million, compared to $23.0 million in 2009. The reduction in the loan portfolio, which was partially offset by the continued increase in interest-bearing deposits in banks, was the primary reason for the year-over-year change in investing activities. Net cash used in financing activities totaled $135.9 million in 2010 compared to net cash provided by financing activities of $110.9 million and $64.6 million in 2009 and 2008, respectively. The year-over-year change in financing activities is primarily related to the decline in retail CDs, which declined by $93.0 million from December 31, 2009. During 2009, the cash provided by financing activities included the increase of $82.7 million in brokered deposits as well the proceeds of $33.0 million associated with the issuance of Preferred Stock and common stock warrants.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. The Consent Order, as described in Note 2 to our consolidated financial statements, requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from the effective date of April 28, 2010 to achieve these ratios. As shown below, FSGBank was not in compliance with the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. As brokered deposits mature and are funded by available cash, we anticipate our total assets to decline. A decline in assets may cause both capital ratios to increase; however, continued losses may outpace the benefit associated with a reduction in assets. We continue to explore various strategic and capital alternatives to increase capital.

The following table compares the required capital ratios maintained by First Security and FSGBank.

Regulatory Capital Ratios

	FSGBank Consent Order(1)	Minimum to be Well Capitalized under Prompt Corrective Action Provisions		Minimum Capital Requirements	First Security	FSGBank
As of December 31, 2010
Tier 1 capital to risk weighted assets	n/a	6.0%		4.0%	11.2%	10.9	%(3)
Total capital to risk weighted assets	13.0%	10.0%		8.0%	12.5%	12.2	%(3)
Leverage ratio	9.0%	5.0	%(2)	4.0%	7.3%	7.1	%(3)

As of December 31, 2009
Tier 1 capital to risk weighted assets	n/a	6.0%		4.0%	12.7%	11.5%
Total capital to risk weighted assets	n/a	10.0%		8.0%	13.9%	12.8%
Leverage ratio	n/a	5.0	%(2)	4.0%	10.6%	9.6%

(1)	FSGBank must achieve and maintain the above capital ratios within 120 days from April 28, 2010.

(2)

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

(3)	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

To further preserve our capital resources, our Board of Directors elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock for all four quarters of 2010. As described in Note 2 to our consolidated financial statements, the Written Agreement between First Security and the Federal Reserve prohibits declaring or paying dividends without prior written consent. Under applicable banking regulations, we do not anticipate declaring or paying a dividend until we return to sustained profitability.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2010 and 2009, was as follows:

Unfunded Loan Commitments

	2010	2009
	(in thousands)
Commitments to Extend Credit	$127,377	$185,639
Standby Letters of Credit	$14,090	$16,077

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

In January 2011, the FASB issued Accounting Standards Update 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20.” This update defers the effective date of reporting TDR credit quality disclosures until the additional guidance is issued that clarifies what constitutes a TDR.

In April 2011, the FASB issued Accounting Standards Update 2011-02, “The Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update provides additional guidance in determining what is considered a troubled debt restructuring (“TDR”). The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. We are currently evaluating the impact of this update to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk, with respect to First Security, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to the risks inherent to foreign currency. Additionally, as of December 31, 2010, we had no trading assets that exposed us to the risks in market changes.

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

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $7.2 million, or 21%, as a result of a 200 basis point decline in rates. The model also predicts a $6.0 million increase in net interest income, or 17%, as a result of a 200 basis point increase in rates. The forecasted results of the model for the 200 basis point increase are within the limits specified by our guidelines. The forecasted results for a decline in rates is not within our policy limit, however, a 200 basis point decline in rates is not anticipated. The following chart reflects First Security’s sensitivity to changes in interest rates as of December 31, 2010. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in similar instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

	As of December 31, 2010
	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Net interest income	$27,484	$34,681	$40,713
$ change net interest income	(7,197)	—	6,032
% change net interest income	(20.75)%	0.00%	17.39%

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

Report of Independent Registered Public Accounting Firm

On the Consolidated Financial Statements

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations for the past two years. The Company is also operating under formal supervisory agreements (the Agreements) with the Federal Reserve Bank of Atlanta and the Office of the Comptroller of the Currency and is not in compliance with all provisions of the Agreements. Failure to achieve all of the Agreements’ requirements may lead to additional regulatory actions. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Security Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 15, 2011, expressed an adverse opinion on the effectiveness of First Security Group, Inc. and subsidiary’s internal control over financial reporting.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

April 15, 2011

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	(in thousands, except share data)
ASSETS
Cash and Due from Banks	$8,298	$23,220
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—

Cash and Cash Equivalents	8,298	23,220

Interest Bearing Deposits in Banks	200,621	152,616

Securities Available-for-Sale	154,165	143,045

Loans Held for Sale (at fair value)	2,556	1,225
Loans and Leases	724,535	950,793

Total Loans	727,091	952,018
Less: Allowance for Loan and Lease Losses	24,000	26,492

	703,091	925,526

Premises and Equipment, net	30,814	33,157

Intangible Assets	1,461	1,918

Other Assets	70,098	73,917

TOTAL ASSETS	$1,168,548	$1,353,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits—
Noninterest Bearing Demand	$149,323	$151,174
Interest Bearing Demand	63,838	62,429
Savings and Money Market Accounts	161,873	177,543
Certificates of Deposit of less than $100 thousand	205,675	244,312
Certificates of Deposit of $100 thousand or more	153,138	207,465
Brokered Deposits	314,876	339,750

Total Deposits	1,048,723	1,182,673
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	15,933	17,911
Security Deposits	732	1,376
Other Borrowings	77	94
Other Liabilities	9,709	10,181

Total Liabilities	1,075,174	1,212,235

STOCKHOLDERS’ EQUITY
Preferred Stock—no par value—10,000,000 shares authorized; 33,000 issued as of December 31, 2010 and December 31, 2009	31,718	31,339
Common Stock—$.01 par value—150,000,000 shares authorized as of December 31, 2010, 50,000,000 shares authorized as of December 31, 2009; 16,418,327 shares issued for December 31, 2010 and December 31, 2009	114	114
Paid-In Surplus	111,344	111,964
Common Stock Warrants	2,006	2,006
Unallocated ESOP Shares	(5,218)	(6,193)
Accumulated Deficit	(50,629)	(4,258)
Accumulated Other Comprehensive Income	4,039	6,192

Total Stockholders’ Equity	93,374	141,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,168,548	$1,353,399

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

	2010	2009	2008
INTEREST INCOME
Loans, including fees	$49,118	$57,772	$69,846
Debt Securities—taxable	3,870	4,555	4,588
Debt Securities—non-taxable	1,411	1,608	1,605
Other	517	72	49

Total Interest Income	54,916	64,007	76,088

INTEREST EXPENSE
Interest Bearing Demand Deposits	186	190	327
Savings Deposits and Money Market Accounts	1,417	1,668	2,285
Certificates of Deposit of less than $100 thousand	4,673	7,183	10,549
Certificates of Deposit of $100 thousand or more	4,049	6,265	9,310
Brokered Deposits	9,429	5,970	4,809
Other	481	522	3,581

Total Interest Expense	20,235	21,798	30,861

NET INTEREST INCOME	34,681	42,209	45,227
Provision for Loan and Lease Losses	33,613	25,404	15,753

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	1,068	16,805	29,474

NONINTEREST INCOME
Service Charges on Deposit Accounts	3,912	4,642	5,284
Gain on Sales of Available-for-Sale Securities	57	—	146
Other	5,534	5,693	6,252

Total Noninterest Income	9,503	10,335	11,682

NONINTEREST EXPENSES
Salaries and Employee Benefits	18,926	20,246	21,577
Expense on Premises and Equipment, net of rental income	5,525	5,891	6,564
Impairment of Goodwill	—	27,156	—
Other	20,783	15,554	12,241

Total Noninterest Expenses	45,234	68,847	40,382

(LOSS) INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	(34,663)	(41,707)	774
Income Tax Provision (Benefit)	9,679	(8,252)	(587)

NET (LOSS) INCOME	(44,342)	(33,455)	1,361
Preferred Stock Dividends	1,650	1,609	—
Accretion of Preferred Stock Discount	379	345	—

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(46,371)	$(35,409)	$1,361

NET (LOSS) INCOME PER SHARE:
Net (Loss) Income Per Share—Basic	$(2.95)	$(2.28)	$0.08
Net (Loss) Income Per Share—Diluted	$(2.95)	$(2.28)	$0.08
Dividends Declared Per Common Share	$—	$0.08	$0.20

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Preferred Stock	Common Stock		Paid-In Surplus	Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
		Shares	Amount
BALANCE—December 31, 2007	$—	16,775	$116	$114,631	—	$34,279	$2,977	$(4,310)	$147,693
Issuance of Common Stock		4		—					—
Comprehensive income—
Net Income						1,361			1,361	$1,361
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							598		598	598
Fair value of Derivatives, net of tax and reclassification adjustments							2,335		2,335	2,335

Total Comprehensive income										$4,294

Dividends Paid						(3,253)			(3,253)
Stock-based Compensation				584					584
ESOP Allocation				(637)				1,399	762
ESOP Purchases of Common Stock								(3,033)	(3,033)
Repurchase and Retirement of Common Stock (358,495 shares)		(359)	(2)	(2,801)					(2,803)

BALANCE—December 31, 2008	—	16,420	114	111,777	—	32,387	5,910	(5,944)	144,244
Issuance of Common Stock				—					—
Comprehensive loss—
Net Loss						(33,455)			(33,455)	$(33,455)
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							1,575		1,575	1,575
Fair value of Derivatives, net of tax and reclassification adjustments							(1,293)		(1,293)	(1,293)

Total Comprehensive loss										$(33,173)

Issuance of Preferred Stock	30,994				2,006				33,000
Accretion of Discount associated with Preferred Stock	345					(345)			—
Preferred Stock Dividends Paid						(1,609)			(1,609)
Common Stock Dividends Paid						(1,236)			(1,236)
Stock-based Compensation		(2)		344					344
ESOP Allocation				(157)				774	617
ESOP Purchases of Common Stock								(1,023)	(1,023)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Preferred Stock	Common Stock		Paid-In Surplus	Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
		Shares	Amount
BALANCE—December 31, 2009	31,339	16,418	114	111,964	2,006	(4,258)	6,192	(6,193)	141,164
Comprehensive loss—
Net Loss						(44,342)			(44,342)	$(44,342)
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							(847)		(847)	(847)
Fair value of Derivatives, net of tax and reclassification adjustments							(1,306)		(1,306)	(1,306)

Total Comprehensive Loss										$(46,495)

Accretion of Discount associated with Preferred Stock	379					(379)			—
Preferred Stock Dividends						(1,650)			(1,650)
Stock-based Compensation				24					24
ESOP Allocation				(644)				975	331

BALANCE—December 31, 2010	$31,718	16,418	$114	$111,344	$2,006	$(50,629)	$4,039	$(5,218)	$93,374

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(44,342)	$(33,455)	$1,361
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities—
Provision for Loan and Lease Losses	33,613	25,404	15,753
Amortization, net	1,095	679	829
Impairment of Goodwill	—	27,156	—
Stock-Based Compensation	24	344	584
401(k) and ESOP Match Compensation	331	617	762
Depreciation	1,795	2,076	2,450
Loss (Gain) on Sale of Premises and Equipment, net	199	(6)	(7)
Loss (Gain) on Sale of Other Real Estate and Repossessions and Leased Equipment, net	710	222	(195)
Write-down of Other Real Estate and Repossessions	3,539	1,334	985
Gain on the Sale of Available-for-Sale Securities	(57)	—	(146)
Accretion of Fair Value Adjustment, net	(89)	(175)	(334)
Accretion of Cash Flow Swaps	—	(528)	(1,340)
Accretion of Terminated Cash Flow Swaps	(2,022)	(1,783)	(597)
Deferred Income Taxes	12,457	(7,498)	(3,224)
Changes in Operating Assets and Liabilities—
Decrease (Increase) in—
Loans Held for Sale	(1,303)	357	2,787
Interest Receivable	1,084	284	1,152
Other Assets	(3,753)	(7,522)	(1,912)
(Decrease) Increase in—
Interest Payable	(1,462)	(2,836)	(1,076)
Other Liabilities	(139)	1,452	(3,599)

Net Cash Provided by Operating Activities	1,680	6,122	14,233

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	(48,005)	(151,698)	(622)
Activity in Available-for-Sale Securities—
Maturities, Prepayments and Calls	61,794	31,368	17,304
Sales	14,762	—	13,126
Purchases	(89,540)	(32,915)	(36,868)
Loan Originations and Principal Collections, net	172,893	22,983	(78,320)
Proceeds from Interim Settlements of Cash Flow Swaps, net	—	938	955
Proceeds from Termination of Cash Flow Swaps	—	5,778	—
Proceeds from Sale of Premises and Equipment	25	16	113
Proceeds from Sale of Other Real Estate Owned and Repossessions	9,045	8,321	3,208
Additions to Premises and Equipment	(200)	(1,466)	(1,613)
Capital Improvements to Repossessions and Other Real Estate	(1,431)	(363)	(310)

Net Cash Provided by (Used in) Investing Activities	119,343	(117,038)	(83,027)

The accompanying notes are an integral part of the financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(133,950)	106,383	173,643
Net Decrease in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(1,978)	(22,125)	(22,250)
Net Decrease of Other Borrowings	(17)	(2,683)	(77,682)
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	—	33,000	—
Repurchase and Retirement of Common Stock	—	—	(2,803)
Purchase of ESOP Shares	—	(1,023)	(3,033)
Dividends Paid on Preferred Stock	—	(1,402)	—
Dividends Paid on Common Stock	—	(1,236)	(3,253)

Net Cash (Used in) Provided by Financing Activities	(135,945)	110,914	64,622

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,922)	(2)	(4,172)
CASH AND CASH EQUIVALENTS—beginning of year	23,220	23,222	27,394

CASH AND CASH EQUIVALENTS—end of year	$8,298	$23,220	$23,222

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$22,309	$24,759	$10,128
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$21,697	$24,634	$31,937
Income Taxes Paid	$128	$552	$5,548

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

NATURE OF OPERATIONS—The Company is headquartered in Chattanooga, Tennessee, and provides banking services through the Bank to the various communities in eastern and middle Tennessee and northern Georgia. The Bank’s commercial banking operations are primarily retail-oriented and aimed at individuals and small to medium-sized local businesses. The Bank provides traditional banking services, which include obtaining demand and time deposits and the making of secured and unsecured consumer and commercial loans, as well as trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.

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

A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate, (2) the loan’s observable market price or (3) the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan losses unless the loan is collateral-dependent, in which case the impairment is recorded through a charge-off.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance is prepared by the Company and is presented to the board of directors on a regular basis.

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

GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill represents the cost in excess of the fair value of the net assets acquired. Other intangible assets represent identified intangible assets including premiums paid for acquisitions of core deposits (core deposit intangibles), which are amortized over a 10 year period.

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

FORECLOSED PROPERTIES AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential and commercial real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. At December 31, 2010 and 2009, the Company had $24,399 thousand and $15,312 thousand of foreclosed properties, respectively, and $763 thousand and $3,881 thousand of other repossessed items, respectively.

INCOME TAXES—The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period in which the change was enacted. Additionally, the Company does not recognize an income tax expense or benefit on permanent differences, such as tax-exempt income and tax credits. Tax years 2007 through 2010 remain open for the Company’s federal tax returns. Tax years 2005 through 2010 remain open for the Company’s Tennessee tax returns.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that may be utilized.

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

ADVERTISING COSTS—Advertising costs are charged to expense when incurred. The Company expensed $155 thousand, $278 thousand and $372 thousand in 2010, 2009 and 2008, respectively.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2010, the Company has not entered into a transaction in a dealer capacity.

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

ACCOUNTING POLICIES RECENTLY ADOPTED—In April 2011, the FASB issued Accounting Standards Update 2011-02, “The Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update provides additional guidance in determining what is considered a troubled debt restructuring (“TDR”). The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. The Company is currently evaluating the impact of this update to its consolidated financial statements.

Effective December 31, 2010, the Company adopted the provisions of the FASB Accounting Standards Update 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20). The update requires additional disclosures about the credit quality of financing receivables, which include loans, lease receivables, and other long-term receivables, and the associated credit allowances. The disclosure requirements as of December 31, 2010 are included in Note 6, “Loans and Allowance for Loan and Lease Losses,” to the consolidated financial statements. Disclosures about activity that occurs during a reporting period will be effective in the interim reporting period ended March 31, 2011.

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

Effective June 30, 2009, the Company adopted the FASB ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued ASU 2010-09, an update to ASC 855-10, “Subsequent Events.” This update amends the guidance to remove the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The amendment was effective and was adopted by the Company upon issuance.

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

NOTE 2—GOING CONCERN AND REGULATORY MATTERS

The Company continues to operate in a difficult environment and has been significantly impacted by the unprecedented credit and economic market turmoil, as well as the recessionary economy. Deterioration in the Tennessee and Georgia commercial and residential real estate markets and related declined in property values in those markets has had a negative impact on the Company’s operating results since the latter half of 2008.

Operational Matters

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations during the last two years that raise substantial doubt as to its ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to devise and successfully execute a management plan to develop profitable operations, satisfy the requirements of the regulatory actions detailed below, and lower the level of problem assets to an acceptable level.

Management has developed strategic and capital plans, which include, but are not limited to: (1) reorganizing management into a line of business structure, (2) restructuring credit and lending functions with new policies and centralized processes, (3) reducing adversely classified assets, (4) maintaining an adequate allowance for loan losses, (5) actively working to maintain appropriate liquidity while reducing reliance on non-core sources of funding and (6) evaluating strategic and capital opportunities.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Regulatory Matters

First Security Group, Inc.

On September 7, 2010, the Company entered into a Written Agreement (Agreement) with the Federal Reserve Bank of Atlanta (Federal Reserve Bank), the Company’s primary regulator. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank.

The Agreement prohibits the Company from declaring or paying dividends without prior written consent of the Federal Reserve Bank. The Company is also prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank without prior written consent.

Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve Bank a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the OCC. Neither the Federal Reserve Bank nor the OCC have accepted that capital plan.

The Company is currently deemed not in compliance with several provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve Bank. Management believes the successful execution of the strategic initiatives discussed above will ultimately result in full compliance with the Agreement and position the Company for long-term growth and a return to profitability.

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

The Bank and the OCC agreed as to the areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Board is required to ensure that competent management is in place in all executive officer positions to manage the Bank in a safe and sound manner. The Bank is also required to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized asset, loan review and credit administration. The Bank is continuing to work with the OCC to correct identified deficiencies in these policies.

Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of December 31, 2010, the second financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 12.2 percent and the Tier 1 capital to adjusted total assets was 7.1 percent. The Bank has notified the OCC of the non-compliance.

During the third quarter of 2010, the OCC requested additional information and clarifications to the Bank’s submitted strategic and capital plans as well as the management assessments. At this time, the Bank has not submitted updated strategic and capital plans. However, the Bank anticipates submitting these updates as soon as they are available.

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

The Bank is currently deemed not in compliance with the provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. Management believes the successful execution of the strategic initiatives discussed above will ultimately result in full compliance with the Order and position the Bank for long-term growth and a return to profitability.

On April 29, 2010, the Company filed a current report on Form 8-K describing the Order. The Form 8-K also provides the final, executed Order.

NOTE 3—COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive income for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
	(in thousands)
Net (loss) income	$(44,342)	$(33,455)	$1,361

Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized net (loss) gain on securities arising during the period	(1,226)	2,390	1,051
Tax benefit (expense) related to unrealized net gain	417	(815)	(357)
Reclassification adjustments for realized gain included in net income	(57)	—	(146)
Tax expense related to gain realized in net income	19	—	50

Unrealized (loss) gain on securities, net of tax	(847)	1,575	598

Derivative cash flow hedges:
Unrealized gain on derivatives arising during the period	42	353	5,474
Tax expense related to unrealized gain	(14)	(121)	(1,861)
Reclassification adjustments for realized gain included in net income	(2,022)	(2,310)	(1,936)
Tax expense related to gain realized in net income	688	785	658

Unrealized (loss) gain on derivatives, net of tax	(1,306)	(1,293)	2,335

Other comprehensive (loss) income, net of tax	(2,153)	282	2,933

Comprehensive (loss) income, net of tax	$(46,495)	$(33,173)	$4,294

NOTE 4—EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options, restricted stock awards and common stock warrants using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	2010	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net (loss) income available to common stockholders	$(46,371)	$(35,409)	$1,361

Denominator:
Weighted average basic common shares outstanding	15,740	15,550	16,021
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—	122

Weighted average diluted common shares outstanding	15,740	15,550	16,143

Net (loss) income per share:
Basic	$(2.95)	$(2.28)	$0.08
Diluted	$(2.95)	$(2.28)	$0.08

On January 9, 2009, as part of the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program (TARP), the Company issued a ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share. Note 16 discusses the transaction in further detail. The common stock warrants are treated as outstanding options under the treasury stock method for calculating the weighted average diluted shares outstanding. For the years ended December 31, 2010 and 2009, the common stock warrants were anti-dilutive.

As of December 31, 2010, 2009 and 2008, the outstanding stock options and restricted stock awards that were anti-dilutive totaled 1,013 thousand, 1,273 thousand and 757 thousand, respectively. Anti-dilutive options and awards are not included in the computation of diluted earnings per share under the treasury stock method. Under authoritative accounting guidance, options with an exercise price less than the average price can be anti-dilutive due to the inclusion of unamortized compensation. The anti-dilutive options expire between 2011 and 2020.

NOTE 5—SECURITIES

Investment Securities by Type

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
December 31, 2010
Debt securities—
Federal agencies	$31,967	$199	$339	$31,827
Mortgage-backed	84,515	2,366	73	86,808
Municipals	34,700	947	147	35,500
Other	127	—	97	30

	$151,309	$3,512	$656	$154,165

Securities available-for-sale
December 31, 2009
Debt securities—
Federal agencies	$17,226	$144	$16	$17,354
Mortgage-backed	80,338	3,225	477	83,086
Municipals	41,216	1,373	66	42,523
Other	126	—	44	82

	$138,906	$4,742	$603	$143,045

Proceeds from sales of securities available-for-sale totaled $14,762 thousand and $13,126 thousand for the years ended December 31, 2010 and 2008, respectively. There were no sales of securities during the year ended December 31, 2009. Gross realized gains from sales of securities were $368 thousand and $146 thousand for the years ended December 31, 2010 and 2008, respectively. Gross realized losses were $311 thousand from sales of securities available-for-sale for the year ended December 31, 2010.

At December 31, 2010 and 2009, federal agencies, municipals and mortgage-backed securities with a carrying value of $21,572 thousand and $12,600 thousand, respectively, were pledged to secure public deposits. At December 31, 2010 and 2009, the carrying amount of securities pledged to secure repurchase agreements was $30,254 thousand and $26,472 thousand, respectively. At December 31, 2010, securities of $5,756 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions.

Maturity of Securities

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2010, are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$2,169	$2,204
Over 1 year through 5 years	33,889	34,404
5 years to 10 years	26,406	26,624
Over 10 years	4,330	4,125

	66,794	67,357
Mortgage-backed securities	84,515	86,808

	$151,309	$154,165

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2010
Federal agencies	$15,147	$339	$—	$—	$15,147	$339
Mortgage-backed	8,466	73	—	—	8,466	73
Municipals	4,030	110	364	37	4,394	147
Other	—	—	30	97	30	97

Totals	$27,643	$522	$394	$134	$28,037	$656

December 31, 2009
Federal agencies	$1,982	$16	$—	$—	$1,982	$16
Mortgage-backed	2,375	6	3,086	471	5,461	477
Municipals	1,404	31	617	35	2,021	66
Other	—	—	82	44	82	44

Totals	$5,761	$53	$3,785	$550	$9,546	$603

As of December 31, 2010, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of December 31, 2010, gross unrealized losses in the Company’s portfolio totaled $656 thousand, compared to $603 thousand as of December 31, 2009. The unrealized losses in federal agencies (consisting of five securities), mortgage-backed (consisting of three securities) and municipal (consisting of twelve securities) securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at December 31, 2010 are considered temporary.

NOTE 6—LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	2010	2009
	(in thousands)
Loans secured by real estate—
Residential 1-4 family	$252,026	$281,354
Commercial	226,357	259,819
Construction	84,232	153,144
Multi-family and farmland	36,393	37,960

	599,008	732,277
Commercial loans	82,807	146,016
Consumer installment loans	33,860	48,927
Leases, net of unearned income	7,916	19,730
Other	3,500	5,068

Total loans	727,091	952,018
Allowance for loan and lease losses	(24,000)	(26,492)

Net loans	$703,091	$925,526

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing were as follows:

	2010	2009
	(in thousands)
Lease payments receivable	$8,850	$22,422
Estimated residual value of leased assets	188	714

Gross investment in lease financing	9,038	23,136
Unearned income	(1,122)	(3,406)

Net investment in lease financing	$7,916	$19,730

At December 31, 2010, the minimum future lease payments to be received were as follows:

Amount
(in thousands)
2011	$6,196
2012	2,087
2013	500
2014	67
2015 and after	—

Total lease payments receivable	$8,850

The allowance for loan and lease losses is composed of three primary components: (1) specific impairments for substandard/nonaccrual loans and leases, (2) general allocations for classified loan pools, including special mention and substandard/accrual loans, and (3) general allocations for the remaining pools of loans. The Company accumulates pools based on the underlying classification of the collateral. Each pool is assigned a loss severity rate based on historical loss experience and various qualitative and environmental factors, including, but not limited to, credit quality and economic conditions. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may materially change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The following table presents an analysis of the allowance for loan and lease losses for the year ended December 31, 2010. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $24 thousand, $24 thousand and $24 thousand as of December 31, 2010, 2009 and 2008, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $229 thousand and $205 thousand at December 31, 2010 and 2009, respectively.

Allowance for Loan and Lease Losses

For the Year Ended December 31, 2010

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2009	$5,037	$4,525	$6,706	$766	$6,953	$1,107	$1,386	$12	$—	$26,492
Charge-offs	(2,572)	(2,955)	(10,514)	(1,150)	(16,420)	(1,061)	(2,050)	(49)	—	(36,771)
Recoveries	56	160	7	—	326	138	—	3	—	690
Provision	4,825	3,820	6,706	1,145	14,833	629	1,581	50	—	33,589

Ending balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000

Ending balance: Individually evaluated for impairment	$—	$—	$148	$—	$309	$—	$—	$—		$457

Ending balance: Collectively evaluated for impairment	$7,346	$5,550	$2,757	$761	$5,383	$813	$917	$16	$—	$23,543

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans and Leases:
Ending balance, December 31, 2010	$252,026	$226,357	$84,232	$36,393	$82,807	$33,860	$7,916	$3,500		$727,091

Ending balance: Individually evaluated for impairment	$1,944	$8,232	$23,909	$415	$3,600	$1,423	$2,083	$—		$41,606

Ending balance: Collectively evaluated for impairment	$249,619	$218,028	$60,323	$35,978	$79,207	$32,341	$5,833	$3,486		$684,815

Ending balance: Loans acquired with deteriorated credit quality	$463	$97	$—	$—	$—	$96	$—	$14		$670

The following table presents an analysis of the allowance for loan and lease losses for the years ended December 31, 2009 and 2008.

	2009	2008
Allowance for loan and lease losses—beginning of year	$17,385	$10,956
Provision expense for loan and lease losses	25,380	15,729
Loans charged off	(16,682)	(9,519)
Loan loss recoveries	409	219

Allowance for loan and lease losses—end of year	$26,492	$17,385

The Company utilizes a risk rating system to evaluate the credit risk of its loan portfolio. The Company classifies loans as: pass, special mention, substandard, doubtful or loss. The Company assigns a pass rating to loans that are performing as contractually agreed and do not exhibit the characteristics of heightened credit risk. The Company assigns a special mention risk rating to loans that are criticized but not considered as severe as a classified loan. Special mention loans generally contain one or more potential weaknesses, which if not corrected, could result in an unacceptable increase in the credit risk at some future date. The Company assigns a substandard risk rating to loans that have specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic or managerial nature and may require nonaccrual status. Substandard loans have a greater likelihood of loss.

The Company segregates substandard loans into two classifications based on the Company’s allowance methodology for impaired loans. The Company defines an impaired loan as a substandard loan relationship in excess of $500 thousand that is also on nonaccrual status. The Company individually reviews these relationships on a quarterly basis to determine the required allowance or loss, as applicable.

For the allowance analysis, the Company’s primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2010:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,553	4,338	20,316	3,600	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases	—	2,036	3,797	2,083	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,449	$39,033	$80,003	$41,606	$727,091

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $41,606 thousand and $40,118 thousand at December 31, 2010 and 2009, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the years ended December 31, 2008, 2009 or 2010. The following table presents additional information on the Company’s impaired loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$1,944	$2,265	$—
Real estate: Commercial	8,232	9,210	—
Real estate: Construction	18,644	24,886	—
Real estate: Multi-family and farmland	415	415	—
Commercial	2,658	12,634	—
Consumer	1,423	1,423	—
Leases	2,083	2,198	—
Other	—	—	—

Total	$35,399	$53,031	$—

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—
Real estate: Commercial	—	—	—
Real estate: Construction	5,265	5,400	148
Real estate: Multi-family and farmland	—	—	—
Commercial	942	977	309
Consumer	—	—	—
Leases	—	—	—
Other	—	—	—

Total	$6,207	$6,377	$457

Nonaccrual loans were $54,082 thousand and $45,454 thousand at December 31, 2010 and 2009, respectively. The following table provides nonaccrual loans by type:

	As of December 31, 2010	As of December 31, 2009
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$8,906	$6,059
Real estate: Commercial	9,181	5,043
Real estate: Construction	25,586	13,706
Real estate: Multi-family and farmland	826	1,113
Commercial	4,228	15,379
Consumer and other	1,896	1,765
Leases	3,459	2,389

Total Loans	$54,082	$45,454

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
Loans by Classification
Real estate: Residential 1-4 family	$3,629	$5,855	$9,484	$242,542	$252,026	$403
Real estate: Commercial	5,185	5,905	11,090	215,267	226,357	2,271
Real estate: Construction	3,732	15,371	19,103	65,129	84,232	3
Real estate: Multi-family and farmland	53	1,757	1,810	34,583	36,393	985

Subtotal of real estate secured loans	12,599	28,888	41,487	557,521	599,008	3,662
Commercial	1,726	2,955	4,681	78,126	82,807	409
Consumer	384	2,430	2,814	31,046	33,860	679
Leases	2,725	3,055	5,780	2,136	7,916	82
Other	80	6	86	3,414	3,500	6

Total Loans	$17,514	$37,334	$54,848	$672,243	$727,091	$4,838

At December 31, 2010, the Company had $161,622 thousand of loans pledged to secure borrowings from the Federal Home Loan Bank of Cincinnati. The loans pledged included all residential first mortgage loans.

The Company has entered into transactions with certain directors, executive officers and significant stockholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2010 and 2009 was $1,050 thousand and $3,841 thousand, respectively. New loans made to such related parties amounted to $206 thousand and principal and interest payments amounted to $2,280 thousand for 2010. Additionally, new directors for 2010 had loans totaling $746 thousand as of their appointment dates and resigning directors during 2010 had loans totaling $1,426 thousand as of their resignation dates. New loans made to such related parties amounted to $253 thousand and principal and interest payments amounted to $920 thousand for 2009. At December 31, 2010, unused lines of credit to these related parties totaled $26 thousand.

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2010	2009
	(in thousands)
Land and improvements	$10,188	$10,649
Buildings and improvements	25,236	25,770
Equipment	14,193	14,164

Premises and equipment-gross	49,617	50,583
Accumulated depreciation	(18,803)	(17,426)

Premises and equipment-net	$30,814	$33,157

The amount charged to operating expenses for depreciation was $1,795 thousand for 2010, $2,076 thousand for 2009 and $2,450 thousand for 2008.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Related Impairment Analysis

The changes in the carrying amounts of goodwill are as follows:

	2010	2009
	(in thousands)
Balance—beginning of year	$—	$27,156
Goodwill acquired	—	—
Goodwill impairment	—	(27,156)

Balance—end of year	$—	$—

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

The Company engaged an independent valuation firm to assist in computing the fair value estimate for the goodwill impairment assessment as of September 30, 2009. The firm utilized two separate valuation methodologies for Step 1 and compared the results of each to determine the fair value of the goodwill associated with the Company’s prior bank acquisitions. The valuation methodologies utilized included a discounted cash flow valuation technique and a comparison of the average price to book value of comparable bank acquisitions. Both methods indicated a valuation below the book value of the Company. The firm conducted Step 2, which assigned fair values to all assets, liabilities and other (non-goodwill) intangibles. The results of Step 2 indicated a full goodwill impairment of $27,156 thousand that is recorded in non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2009. The impairment was primarily a result of the continuing economic downturn and its implications on bank valuations.

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

Other Intangible Assets

The Company has other intangible assets in the form of core deposit intangibles. The core deposit intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. A summary of other intangible assets is as follows:

	2010	2009
	(in thousands)
Gross carrying amount	$7,041	$7,041
Less: Accumulated amortization and impairment	5,580	5,123

Balance	$1,461	$1,918

Amortization expense on other intangible assets was $457 thousand for 2010, $485 thousand for 2009 and $796 thousand in 2008. For 2008, the amortization expense was associated with core deposit intangibles, a non-compete agreement and a license fee. Amortization expense for the Company’s core deposit intangibles for the next five years is as follows:

Year
(in thousands)
2011	$479
2012	382
2013	270
2014	196
2015	134

$1,461

NOTE 9—DEPOSITS

The aggregate amount of time deposits of $100 thousand or more was $153,138 thousand and $207,465 thousand at December 31, 2010 and 2009, respectively. Brokered deposits were $314,876 thousand and $339,750 thousand at December 31, 2010 and 2009, respectively, as follows:

	2010	2009
	(in thousands)
Brokered certificates of deposits	$302,584	$239,283
Brokered money market accounts	—	76,749
Brokered NOW accounts	—	514
CDARS®	12,292	23,204

	$314,876	$339,750

Brokered certificates of deposits issued in denominations of $100 thousand or more are participated out by the deposit brokers in shares of $100 thousand or less. CDARS® includes $6,582 thousand one-way buy deposits and $5,710 thousand in First Security customers’ reciprocal accounts as of December 31, 2010.

Scheduled maturities of time deposits as of December 31, 2010, are as follows:

	Time Deposits	Brokered CDs	CDARS®	Totals
	(in thousands)
2011	$295,028	$54,681	$10,817	$360,526
2012	52,751	59,403	1,018	113,172
2013	6,329	90,418	—	96,747
2014	2,801	70,254	457	73,512
2015 and thereafter	1,904	27,828	—	29,732

	$358,813	$302,584	$12,292	$673,689

NOTE 10—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2010, the Company had no lines of credit to purchase federal funds with correspondent banks. At December 31, 2009, the Company had lines of credit to purchase federal funds totaling $50,000 thousand with correspondent banks for short-term liquidity needs. The terms of each line of credit varied with respect to borrowing capacity and the duration of time for which the borrowing can be outstanding. At December 31, 2009, the Company had full access to the $50,000 thousand in overnight federal funds purchased.

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

At December 31, 2010 and 2009, the Company had securities sold under agreements to repurchase of $5,933 thousand and $7,911 thousand, respectively, by commercial checking customers. The Company had a structured repurchase agreement with another financial institution of $10,000 thousand at December 31, 2010 and 2009. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $30,254 thousand and $26,472 thousand at December 31, 2010 and 2009, respectively. These agreements averaged $18,435 thousand and $20,828 thousand during 2010 and 2009, respectively. The maximum amounts outstanding at any month end during 2010 and 2009 were $20,507 thousand and $23,564 thousand, respectively. Interest expense on repurchase agreements totaled $474 thousand, $498 thousand and $835 thousand for the years ended 2010, 2009 and 2008, respectively.

The structured repurchase agreement with another financial institution provides for a variable rate of three-month LIBOR minus 75 basis points for the first year ending November 6, 2008 and a fixed rate of 3.93% for the remaining term, and is callable on a quarterly basis after the first year. The maturity date is November 6, 2012.

NOTE 11—OTHER BORROWINGS

Other borrowings at December 31, 2010, consist of long-term fixed rate advances from the Federal Home Loan Bank of Cincinnati (FHLB) totaling $3 thousand and a mortgage note totaling $74 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2010. Other borrowings at December 31, 2009, consist of long-term fixed rate advances from the FHLB totaling $5 thousand and a mortgage note totaling $89 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2009.

Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of December 31, 2010 and 2009 are secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB. Advances for both years are also secured by the FHLB stock owned by the Company. As of December 31, 2010, for additional borrowing capacity, the FHLB required the Company to pledge investment securities or individual, qualifying loans, subject to approval of the FHLB. As of December 31, 2010 and 2009, the Company had loans totaling $161,622 thousand and $181,740 thousand, respectively, pledged as collateral at the FHLB. At December 31, 2010, the Company’s remaining available borrowing capacity with the FHLB was approximately $1,664 thousand.

As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At December 31, 2010 and 2009, the Company owned FHLB stock totaling $2,276 thousand and $2,276 thousand, respectively.

The terms of the FHLB advances and other borrowing as of December 31, 2010 are as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2011	6/18/1996*	FHLB fixed rate advance	$1	180 months	7.70%	7/1/2011
2011	9/16/1996*	FHLB fixed rate advance	$1	180 months	7.50%	10/1/2011
2012	9/9/1997*	FHLB fixed rate advance	$1	180 months	7.05%	10/1/2012
2015	1/5/1995	Fixed rate mortgage	$74	240 months	7.50%	1/5/2015

*	Assumed as part of the acquisition of Jackson Bank

NOTE 12—LEASES

The Company leases bank branches and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2010, are as follows:

Amount
(in thousands)
2011	$870
2012	606
2013	529
2014	456
2015	447
Thereafter	4,432

Total minimum lease commitments	$7,340

Rent expense totaled $986 thousand, $954 thousand and $1,000 thousand for the years ended 2010, 2009 and 2008, respectively.

NOTE 13—INCOME TAXES

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

During 2010, the Company established a $24,550 thousand deferred tax asset valuation allowance after evaluating all available positive and negative evidence. Positive evidence included the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance.

For 2010, the Company recognized an income tax expense of $9,679 thousand compared to income tax benefits of $8,252 thousand and $587 thousand for 2009 and 2008, respectively. The following reconciles the income tax provision (benefit) to statutory rates:

	For the Years Ended
	2010	2009	2008
	(in thousands)
Federal taxes at statutory tax rate	$(11,785)	$(14,180)	$263
Increase (decrease) resulting from:
Non-deductible goodwill impairment	—	6,869	—
Low income housing and historical tax credits	(895)	—	—
Tax exempt earnings from securities	(480)	(547)	(546)
Tax exempt earnings on bank owned life insurance	(351)	(342)	(329)
Increase in unrecognized tax benefits for prior year tax positions	—	1,096	—
Other, net	126	(270)	267
State tax (benefit) provision, net of federal effect	(1,486)	(878)	(242)
Changes in the deferred tax asset valuation allowance	24,550	—	—

Income tax provision (benefit)	$9,679	$(8,252)	$(587)

The income tax (benefit) provision consists of the following:

	For the Years Ended
	2010	2009	2008
	(in thousands)
Current (benefit) provision	$(2,778)	$(754)	$2,637
Deferred provision (benefit)	12,457	(7,498)	(3,224)

Income tax provision (benefit)	$9,679	$(8,252)	$(587)

The deferred tax asset valuation allowance of $24,550 thousand fully offset the income tax benefits recognized during 2010. The benefit recognized before the valuation allowance primarily related to increases in deferred tax assets, including the allowance for loan and lease losses and the year-to-date operating loss. The benefit recognized during 2009 primarily relates to increase in deferred tax assets including the increase associated with the temporary difference of the allowance for loan and lease losses, the tax-deductible portion of the goodwill impairment and the net operating loss.

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

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	2010	2009
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$12,553	$—
Allowance for loan and lease losses	8,821	9,478
Federal tax credits	1,933	—
Other real estate owned	1,667	1,354
Goodwill and other intangible assets	1,125	1,481
Salary continuation plan	874	686
Acquisition fair value adjustments	78	80
Deferred loan fees	73	128
Other assets	979	75

Total deferred tax assets	28,103	13,282

Deferred tax liabilities
Premises and equipment	1,682	1,930
Core deposit intangibles	253	390
Leasing activities	223	613
Securities available-for-sale	971	1,407
FHLB stock	305	307
Gain on business combination	40	67
Other	79	1,189

Total deferred tax liabilities	3,553	5,903

Net deferred tax asset before valuation allowance	24,550	7,379
Deferred tax asset valuation allowance	(24,550)	—

Net deferred tax asset after valuation allowance	$—	$7,379

During 2010, the Company entered into a net operating loss carryforward position for federal tax purposes. The net operating loss and federal tax credits as disclosed above can be carried forward for a 20 year period and if not utilized, will expire in 2030.

The Company evaluated its material tax positions as of December 31, 2010. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements. The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2010	$1,146
Increases related to prior year tax positions	—
Increases related to current year tax positions	192
Lapse of statute	—

Balance at December 31, 2010	$1,338

NOTE 14—RETIREMENT PLANS

401(k) and ESOP Plan

The Company has a 401(k) and employee stock ownership plan (the Plan) covering employees meeting certain age and service requirements. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. From January 1, 2008 to June 30, 2010, the Company made matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Effective July 1, 2010, the Company’s matching contribution was reduced to 1% of the employee’s compensation. The employer contribution is made in the form of Company common stock on a quarterly basis. The employee and employer contributions and earnings thereon are vested immediately. In its sole discretion at the end of the Plan year, the Company may make supplemental matching contributions or profit sharing contributions.

The Company recognized $331 thousand, $617 thousand and $762 thousand in expense under the Plan for 2010, 2009 and 2008, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.

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

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The number of unallocated, committed to be released and allocated shares are as follows:

	Unallocated shares	Committed to be released shares	Allocated shares	Compensation Expense
				(in thousands)
Shares as of December 31, 2007	377,389	—	122,611
Shares purchased by ESOP during 2008	451,876	—	—
Shares allocated for match during 2008	(119,102)	—	119,102	$762

Shares as of December 31, 2008	710,163	—	241,713
Shares purchased by ESOP during 2009	248,800	—	—
Shares allocated for match during 2009	(190,176)	—	190,176	$617

Shares as of December 31, 2009	768,787	—	431,889
Shares allocated for match during 2010	(191,064)	—	191,064	$331

Shares as of December 31, 2010	577,723	—	622,953

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2010, the market value of the 577,723 unallocated shares outstanding totaled $520 thousand. At December 31, 2009, the market value of the 768,787 unallocated shares outstanding totaled $1,830 thousand.

NOTE 15—LONG-TERM INCENTIVE PLAN

As of December 31, 2010, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

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

The Company’s 1999 Long-Term Incentive Plan (1999 LTIP) is limited to eligible employees. The total number of shares of stock authorized for awards was 936 thousand, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock were granted at a price not less than the fair market value of the stock as of the date of the grant. Options were to be exercised within ten years from the date of grant subject to conditions specified by the plan. Restricted stock could also be awarded by the committee in accordance with the 1999 LTIP. Each award vested in approximately equal percentages each year over a period of not less than three years (with the exception of five grants for a total of 168 thousand shares which previously vested in approximately equal percentages at 6 months, 18 months and 30 months) and vest from the date of grant as determined by the committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement.

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

	2010	2009	2008
Expected dividend yield	—	0.98%	2.30%
Expected volatility	46%	36%	21%
Risk-free interest rate	2.42%	3.06%	3.39%
Expected life of option	6.5 years	6.5 years	6.5 years
Grant date fair value	$0.79	$1.44	$1.79

There were no stock options exercised during 2010, 2009 or 2008. At December 31, 2010, there was $27 thousand unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 17 months.

The following is a summary of the status of stock options as of December 31, 2010, 2009, and 2008, and changes during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding—January 1, 2008	1,379	$8.19
Granted	112	8.75
Exercised	—	—
Forfeited	(26)	10.31

Outstanding—December 31, 2008	1,465	$8.20	5.35	$—	[1]

Exercisable—December 31, 2008	1,244	$7.87	4.77	$—	[1]

Outstanding—January 1, 2009	1,465	$8.20
Granted	45	3.83
Exercised	—	—
Forfeited	(239)	8.20

Outstanding—December 31, 2009	1,271	$8.04	4.50	$—	[1]

Exercisable—December 31, 2009	1,155	$8.14	4.09	$—	[1]

Outstanding—January 1, 2010	1,271	$8.04
Granted	31	1.66
Exercised	—	—
Forfeited	(283)	8.10

Outstanding—December 31, 2010	1,019	$7.83	3.51	$2

Exercisable—December 31, 2010	953	$8.05	3.17	$2

[1]	At December 31, 2009 and 2008, the strike price of all outstanding options exceeded the share price resulting in no intrinsic value.

The Company recorded compensation expense of $14 thousand, $270 thousand and $472 thousand related to stock options for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, shares available for future grants to employees and directors under existing plans were zero shares and 874 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

The Company recognized $10 thousand, $74 thousand and $112 thousand in stock-based compensation for 2010, 2009 and 2008, respectively, net of forfeitures related to restricted stock. As of December 31, 2010, unearned stock-based compensation of less than $1 thousand was associated with these awards. This cost is expected to be recognized over a weighted-average period of 2 months. The total fair value of shares vested during 2010 and 2009 was $2 thousand and $15 thousand, respectively.

The following table summarizes the restricted stock activity:

	2010		2009		2008
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested—beginning of period	1,910	$9.08	9,090	$10.44	15,310	$10.80
Granted	—	—	—	—	3,650	$9.08
Vested	(942)	$9.08	(5,624)	$10.86	(9,870)	$9.87
Forfeited	(186)	$9.08	(1,556)	$10.57	—	—

Nonvested—end of period	782	$9.08	1,910	$9.08	9,090	$10.44

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

On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12,745 thousand from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP plan). The purpose of the loan was to purchase Company shares in open market transactions through December 31, 2009. The shares will be used for future Company matching contributions with the 401(k) and ESOP plan. From January 1, 2009 to December 31, 2009, the Company purchased 248,800 shares at an average cost of $4.11. As of December 31, 2009, the cumulative purchases total 700,676 shares at a total cost of $4,056 thousand, or an average of $5.79 per share. No shares were purchased by the 401(k) and ESOP plan during 2010.

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

On January 9, 2009, as part of the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury), the Company agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares (Preferred Stock) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) an immediately exercisable ten-year warrant to purchase up to 823,627 shares of the Company’s common stock, $0.01 par value, at an exercise price of $6.01 per share, for an aggregate purchase price of $33,000 thousand in cash. As a participant in the CPP, the Company is subject to limitations on the payments of dividends to common stockholders (other than a regular cash dividend of not more than $0.05 per share of common stock).

The Preferred Stock qualifies as tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year or the following business day.

The total purchase price of $33,000 thousand was allocated between the Preferred Stock and the warrants based on the respective fair values of each. The warrants are valued at $2,006 thousand. The Preferred Stock original discount was $2,006 thousand. This discount is being expensed over the expected life of the Preferred Stock, or five years, utilizing the effective interest method. For the years ended December 31, 2010 and 2009, the Company recognized $379 thousand and $345 thousand, respectively, in Preferred Stock discount accretion.

The Company’s Board of Directors elected to defer payment on the February 15, 2010, May 15, 2010, August 15, 2010, November 15, 2010 and February 15, 2011 dividends of the Preferred Stock. Dividends for the Preferred Stock are cumulative. If the Company misses six quarterly Preferred Stock dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. The Treasury has requested, and the Company anticipates agreeing to permit, an observer employed by the Treasury to attend meetings of the Company’s Board of Directors.

On September 7, 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of Atlanta. As part of the Written Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. Note 2 provides additional information on the Written Agreement.

The Company recognized $1,650 thousand and $1,609 thousand for the Preferred Stock dividend for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, $1,865 thousand was accrued for the Preferred Stock dividends and is included in other liabilities in the Company’s consolidated balance sheet.

NOTE 17—MINIMUM REGULATORY CAPITAL REQUIREMENTS

FSGBank and the Company, as regulated institutions, are subject to various regulatory capital requirements administered by the OCC and Federal Reserve, respectively. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital (as defined) to the average assets (as defined).

The Consent Order, as described in Note 2, requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from the effective date of April 28, 2010 to achieve these ratios. Due to the capital requirement within the Order, FSGBank is considered adequately capitalized. As shown below, FSGBank was not in compliance with the capital requirements contained in the order.

The following table provides the regulatory capital ratios as of December 31, 2010 and 2009:

	Actual		FSGBank Consent Order		Minimum Capital Requirements		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$97,839	12.5%	n/a	n/a	$62,757	8.0%	n/a	n/a
FSGBank, N.A.	$95,339	12.2%	$101,783	13.0%	$62,636	8.0%	$78,295	10.0%

Tier 1 capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$87,874	11.2%	n/a	n/a	$31,378	4.0%	n/a	n/a
FSGBank, N.A.	$85,374	10.9%	n/a	n/a	$31,318	4.0%	$46,977	6.0%
Tier 1 capital to average assets-
First Security Group, Inc. and subsidiary	$87,874	7.3%	n/a	n/a	$48,356	4.0%	n/a	n/a
FSGBank, N.A.	$85,374	7.1%	$108,794	9.0%	$48,353	4.0%	$60,441	5.0%

	Actual		FSGBank Consent Order		Minimum Capital Requirements		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$146,318	13.9%	n/a	n/a	$83,945	8.0%	n/a	n/a
FSGBank, N.A.	$134,063	12.8%	n/a	n/a	$83,782	8.0%	$104,727	10.0%

Tier 1 capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$133,054	12.7%	n/a	n/a	$41,973	4.0%	n/a	n/a
FSGBank, N.A.	$120,804	11.5%	n/a	n/a	$41,891	4.0%	$62,836	6.0%

Tier 1 capital to average assets-
First Security Group, Inc. and subsidiary	$133,054	10.6%	n/a	n/a	$50,267	4.0%	n/a	n/a
FSGBank, N.A.	$120,804	9.6%	n/a	n/a	$50,262	4.0%	$62,827	5.0%

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$154,165	$—	$153,915	$250
Loans held for sale	2,556	—	2,556	—
Forward loan sales contracts	84	—	84	—

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$143,045	$—	$142,795	$250
Loans held for sale	1,225	—	1,225	—
Forward loan sales contracts	41	—	41	—

For the three years ended December 31, 2010, the Company did not recognize any realized or unrealized gains or losses on Level 3 fair value assets or liabilities. Additionally, the Company did not purchase, sell or transfer any assets into or out of the Level 3 classification. At December 31, 2010, the $250 thousand Level 3 investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority of the State of Tennessee. The Company did not transfer any assets between the Level 1 and Level 2 classifications.

At December 31, 2010, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), repossessions and collateral-dependent impaired loans, as well as assets and liabilities acquired in prior business combinations, including loans, goodwill, core deposit intangible assets, and time deposits. Such measurements were determined utilizing Level 2 and Level 3 inputs.

Upon initial recognition, OREO and repossessions are measured at fair value, which becomes the cost basis. The cost basis is subsequently re-measured at fair value when events or circumstances occur that indicate the initial fair value has declined. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Fair value adjustments for OREO and repossessions have generally been classified as Level 2.

The Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for loan and lease losses. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan and lease losses or the expense is recognized as a partial charge-off. The fair value of collateral-dependent loans is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the marketplace. These measurements have generally been classified as Level 2.

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis, for which impairment was recognized for the year ended December 31, 2010 and 2009.

	Carrying Value as of December 31, 2010	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2010
	(in thousands)
Other real estate owned	$16,533	$—	$16,533	$—	$(5,927)
Repossessions	$477	$—	$477	$—	$(579)
Collateral-dependent impaired loans	$30,865	$—	$30,865	$—	$(17,631)

	Carrying Value as of December 31, 2009	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2009
	(in thousands)
Other real estate owned	$7,572	$—	$7,572	$—	$(2,211)
Repossessions	$2,846	$—	$2,846	$—	$(2,080)
Collateral-dependent impaired loans	$13,722	$—	$13,722	$—	$(4,466)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$8,298	$8,298	$23,220	$23,220
Interest bearing deposits in banks	$200,621	$200,621	$152,616	$152,616
Securities available-for-sale	$154,165	$154,165	$143,045	$143,045
Loans held for sale	$2,556	$2,556	$1,225	$1,225
Loans	$724,535	$736,232	$950,793	$959,689
Allowance for loan and lease losses	$24,000	$24,000	$26,492	$26,492

Financial liabilities
Deposits	$1,048,723	$1,052,784	$1,182,673	$1,187,263
Federal funds purchased and securities sold under agreements to repurchase	$15,933	$15,933	$17,911	$17,911
Other borrowings	$77	$77	$94	$94

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

The Company records all newly-originated loans held for sale under the fair value option. Origination fees and costs are recognized in earnings at the time of origination. The servicing value is included in the fair value of the loan and recognized at origination of the loan. The Company uses derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the mortgage loan and related fee component of noninterest income.

As of December 31, 2010 and 2009, there were $2,556 thousand and $1,225 thousand, respectively, in loans held for sale recorded at fair value. For the years ended December 31, 2010 and 2009, approximately $909 thousand and $1,025 thousand, respectively, in loan origination and related fee income was recognized in noninterest income, and an insignificant amount of origination and related fee expense, respectively, was recognized in noninterest expense utilizing the fair value option.

For the year ended December 31, 2010 and 2009, the Company recognized a loss of $47 thousand and $285 thousand, respectively, due to changes in fair value for loans held-for-sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of non-interest income, and offset approximately $4 thousand in 2010 and $244 thousand in 2009 of the change in fair value of loans held for sale.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected as of December 31, 2010.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance under FVO	Fair Value Carrying Amount Over / (Under) Unpaid Principal
	(in thousands)
Loans held for sale	$2,556	$2,640	$(84)

NOTE 20—DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2010, the Company had not entered into a transaction in a dealer capacity.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million. At termination, the swaps had a market value of $2.0 million. The gain is being accreted into interest income over the remaining expected terms of the hedged variable rate loans. The Company recognized $394 thousand, $534 thousand and $597 thousand in interest income for the years ended December 31, 2010, 2009 and 2008, respectively.

On March 26, 2009, the Company elected to terminate two interest rate swaps with a total notional value of $50 million. At termination, the swaps had a market value of $5.8 million. The Company terminated the swaps to eliminate increasing credit risk with the counterparty. The gain is being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $1,628 thousand for the year ended December 31, 2010. The Company recognized $528 thousand in interest income through the termination date in 2009 and an additional $1,249 thousand through December 31, 2009.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2011	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$219	$62	$281
Accretion of gain from 2009 terminated swaps	$1,629	$1,272	$2,901

The following are the cash flow hedges as of December 31, 2010:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,556	$84	$—	$55	various

Total	$2,556	$84	$—	$55

Terminated asset hedges
Cash flow hedges:[1]
Interest rate swap	$25,000	$—	$—	$35	June 28, 2011
Interest rate swap	20,000	—	—	26	June 28, 2011
Interest rate swap	35,000	—	—	124	June 28, 2012
Interest rate swap	25,000	—	—	957	October 15, 2012
Interest rate swap	25,000	—	—	957	October 15, 2012

Total	$130,000	$—	$—	$2,099

[1]

The $2,099 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of December 31, 2010 will be reclassified into earnings as interest income over the original life of the respective hedged items.

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

[1]

The $3,433 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of December 31, 2009 will be reclassified into earnings as interest income over the original life of the respective hedged items.

For the year ended December 31, 2010 and 2009, no significant amounts were recognized for hedge ineffectiveness.

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

The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2010 and 2009, was as follows:

	2010	2009
	(in thousands)
Commitments to extend credit	$127,377	$185,639
Standby letters of credit	$14,090	$16,077

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, the Company is subject to regulatory examinations, information gathering requests, inquiries, and investigations. The Company establishes accruals for litigation and regulatory matters when those matters present loss contingencies that the Company determines to be both probable and reasonably estimable. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that liabilities arising from legal claims, if any, will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, the early stage of various legal proceedings, and the indeterminate amount of damages sought in some of these matters, it is possible that the ultimate resolution of these matters, if unfavorable, could be material to the Company’s results of operations for any particular period.

The Company intends to vigorously pursue all available defenses to these claims. There are significant uncertainties involved in any litigation. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, management is unable to predict the outcome of these cases and cannot determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. In addition, management is unable to estimate a range of reasonably possible losses with respect to these claims.

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

NOTE 22—OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consist of the following:

	2010	2009
	(in thousands)
Other assets:
Cash surrender value of bank-owned life insurance	$25,806	$24,896
Other real estate owned and repossessions	25,162	19,193
Equity securities	8,208	5,812
Interest receivable	3,369	4,453
Prepaid FDIC expense	2,389	6,029
Prepaid expenses	2,102	2,127
Federal income tax receivable	2,776	1,955
Deferred tax assets	—	7,379
Other	286	2,073

Total other assets	$70,098	$73,917

Other liabilities:
Accrued interest payable	$2,722	$4,184
Accrued expenses	1,662	2,895
Accrued preferred stock dividend	1,856	206
Supplemental executive retirement plan accrual	2,048	1,516
Other	1,421	1,380

Total other liabilities	$9,709	$10,181

NOTE 23—SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	2010	2009		2008
	(in thousands)
Noninterest income—
Point-of-service fees	$1,270	$1,126		$1,050
Mortgage loan and related fees	909	1,025		1,443
Bank-owned life insurance income	1,032	1,006		967
Trust fees	771	—	[1]	—	[1]
All other items	1,552	2,536		2,792

Total other noninterest income	$5,534	$5,693		$6,252

Noninterest expense—
Professional fees	$3,144	$2,127		$1,744
FDIC insurance	3,803	1,866		—	[1]
Data processing	1,462	1,445		1,463
Losses on other real estate owned, repossessions and fixed assets	1,162	603		349
Write-downs on other real estate owned and repossessions	3,539	1,321		985
OREO and repossession holding costs	1,637	1,104		—	[1]
All other items	6,036	7,088		7,700

Total other noninterest expense	$20,783	$15,554		$12,241

[1]	Amounts less than 1% of the aggregate of total interest income plus noninterest income for each year shown are represented by a hyphen and included in “All Other Items” for the applicable year.

NOTE 24—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2010	2009
	(in thousands)
ASSETS
Cash and due from bank subsidiary	$2,472	$1,376
Investment in common stock of subsidiary	90,874	128,914
Loan to subsidiary	—	8,000
Other assets	2,110	3,514

TOTAL ASSETS	$95,456	$141,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$2,082	$640
STOCKHOLDERS’ EQUITY	93,374	141,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,456	$141,804

CONDENSED STATEMENT OF OPERATIONS

	2010	2009	2008
	(in thousands)
INCOME
Management fees	$7,400	$7,800	$7,800
Dividends from subsidiary	—	1,178	6,500
Interest income from loan to subsidiary	145	1,514	—
Other	—	18	16

Total income	7,545	10,510	14,316

EXPENSES
Salaries and employee benefits	5,828	5,652	5,896
Other	2,427	2,164	1,735

Total expenses	8,255	7,816	7,631

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(710)	2,694	6,685
Income tax (benefit) expense	(254)	584	84

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(456)	2,110	6,601
Equity in undistributed loss in subsidiary	(43,886)	—	—
Distributions in excess of earnings of subsidiary	—	(35,565)	(5,240)

NET (LOSS) INCOME	(44,342)	(33,455)	1,361
Preferred stock dividends	1,650	1,609	—
Accretion on preferred stock discount	379	345	—

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(46,371)	$(35,409)	$1,361

CONDENSED STATEMENT OF CASH FLOWS

	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(44,342)	$(33,455)	$1,361
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Equity in undistributed loss of subsidiary	43,886	—	—
Distributions in excess of earnings of subsidiary	—	35,565	5,240
Amortization of deferred compensation	24	344	584
ESOP compensation	331	617	762
Decrease (increase) in other assets	1,404	531	(2,044)
(Decrease) increase in other liabilities	(207)	152	(1,640)

Net cash provided by operating activities	1,096	3,754	4,263

CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in subsidiary	(8,000)	(25,000)	—
Loan to subsidiary, net of payments	8,000	(8,000)	—

Net cash used in investing activities	—	(33,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants	—	33,000	—
Repurchase and retirement of common stock	—	—	(2,803)
Purchase of ESOP shares	—	(1,023)	(3,033)
Dividends paid on preferred stock	—	(1,402)	—
Dividends paid on common stock	—	(1,236)	(3,253)

Net cash provided by (used in) financing activities	—	29,339	(9,089)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,096	93	(4,826)
CASH AND CASH EQUIVALENTS—beginning of year	1,376	1,283	6,109

CASH AND CASH EQUIVALENTS—end of year	$2,472	$1,376	$1,283

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income taxes paid	$128	$552	$5,548

NOTE 25—RELATED PARTY TRANSACTIONS

From January 1, 2010 to June 30, 2010 and the years ended December 31, 2009 and 2008, the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s Chairman and Chief Executive Officer. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the management of OREO properties, for which it paid $23 thousand in 2010, $40 thousand in 2009 and $40 thousand in 2008. During 2009 and the first half of 2010, the use of a Company car was provided to assist in managing the increased OREO properties.

During 2010 and 2009, the Company entered into certain sale transactions with Ray Marler, a director of the Company. The Company sold repossessed assets to companies owned by Mr. Marler. Gross proceeds to the Company during 2010 totaled $67 thousand. During 2009, companies owned by Mr. Marler purchased repossessed assets through a dealer. The proceeds for the 2009 purchases totaled $20 thousand. The Company also utilized Mr. Marler’s companies for certain services associated with other real estate owned. Payments for these services totaled $6 thousand and $7 thousand for the years ended December 31, 2010 and 2009, respectively.

In connection with the acquisition of Premier National Bank of Dalton in 2003, the Bank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a director of the Company through March 25, 2010, is a 14.3% owner of First Plaza. As a result of the agreement, the Bank leases property located at 715 S Thornton Avenue, Dalton, Georgia 30721. The Bank owns a full service branch facility located on this property. From January 1, 2010 through March 25, 2010, the Company recognized $13 thousand of lease expense. The Company recognized lease expense of $54 thousand and $51 thousand for 2009 and 2008, respectively.

Additionally, the Company has entered into loan transactions with certain directors, executive officers and significant stockholders and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2010 and 2009 was $1,050 thousand and $3,841 thousand, respectively. At December 31, 2010, unused lines of credit to these related parties totaled $26 thousand.

NOTE 26—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
	(in thousands, except per share amounts)
Interest income	$15,041	$14,290	$13,202	$12,383
Interest expense	5,366	5,329	5,067	4,473

Net interest income	9,675	8,961	8,135	7,910
Provision for loan and lease losses	4,375	3,634	18,415	7,189

Net interest income (loss) after provision for loan and lease losses	5,300	5,327	(10,280)	721
Noninterest income	2,304	2,558	2,404	2,237
Noninterest expense	9,872	11,780	12,512	11,070

Income loss before income taxes	(2,268)	(3,895)	(20,388)	(8,112)
Income tax (benefit) provision	(1,154)	(1,769)	9,384	3,218

Net loss	(1,114)	(2,126)	(29,772)	(11,330)
Dividends and accretion on preferred stock	505	506	508	510

Net loss available to common stockholders	$(1,619)	$(2,632)	$(30,280)	$(11,840)

Net loss per share
Net loss per share—basic	$(0.10)	$(0.17)	$(1.92)	$(0.75)

Net loss per share—diluted	$(0.10)	$(0.17)	$(1.92)	$(0.75)

Shares outstanding
Basic[1]	15,649	15,715	15,785	15,808
Diluted[1]	15,649	15,715	15,785	15,808

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
	(in thousands, except per share amounts)
Interest income	$16,475	$16,099	$15,958	$15,475
Interest expense	6,238	5,599	5,058	4,903

Net interest income	10,237	10,500	10,900	10,572
Provision for loan and lease losses	4,993	6,196	9,280	4,935

Net interest income after provision for loan and lease losses	5,244	4,304	1,620	5,637
Noninterest income	2,451	2,644	2,737	2,503
Noninterest expense	9,460	9,892	37,363	12,132

Loss before income taxes	(1,765)	(2,944)	(33,006)	(3,992)
Income tax benefit	(913)	(1,536)	(4,877)	(926)

Net loss	(852)	(1,408)	(28,129)	(3,066)
Dividends and accretion on preferred stock	448	500	502	504

Net loss available to common stockholders	$(1,300)	$(1,908)	$(28,631)	$(3,570)

Net loss per share
Net loss per share—basic	$(0.08)	$(0.12)	$(1.84)	$(0.23)

Net loss per share—diluted	$(0.08)	$(0.12)	$(1.84)	$(0.23)

Shares outstanding
Basic	15,573	15,503	15,543	15,582
Diluted	15,573	15,503	15,543	15,584

[1]

The sum of the 2010 and 2009 quarterly net loss per share (basic and diluted) differs from the annual net loss per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

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

	2010	2009
	(in thousands)
Cash surrender value—beginning of year	$24,896	$24,012
Increase in cash surrender value, net of expenses	910	884

Cash surrender value—end of year	$25,806	$24,896

The cash surrender value of these policies is reported in other assets in the Company’s consolidated balance sheets. The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.

NOTE 28—CONCENTRATIONS OF CREDIT RISK

The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2010, the Company had approximately $279,459 thousand of interest-only loans, which primarily consist of construction and land development real estate loans (23%), commercial and industrial loans (18%) and home equity loans (29%). The loans have an average maturity of approximately eighteen months or less, with the exception of home equity lines-of-credit which have an average maturity of approximately six and a half years. The interest only loans are properly underwritten loans and are within the Company’s lending policies.

The Company has branch locations in Dalton, Georgia where the local economy is generally dependent upon the carpet industry. The Company’s loan portfolio within the Dalton market totals $84,705 thousand.

At December 31, 2010 and 2009, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

NOTE 29—SUBSEQUENT EVENTS

On April 4, 2011, the Company received a notice from the NASDAQ Stock Market (“Nasdaq”) that its stock had closed below $1.00 per share for 30 consecutive business days, and was therefore not in compliance with Nasdaq Marketplace Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Marketplace Rule 5810(c)(3)(A), the Company may regain compliance with the Bid Price Rule if its stock closes at or above $1.00 for 10 consecutive business days by October 3, 2011. The notification has no effect on the listing of the Company’s stock at this time.

On April 11, 2011, the Company increased the size of its Board of Directors and elected Kelly P. Kirkland to serve on the Board of First Security Group, Inc. Ms. Kirkland was in private practice with a Chattanooga law firm for 27 and a half years prior to retiring at the end of 2010.

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

As a result of the material weakness in our internal control over financial reporting discussed below, our CEO and CFO have concluded that our Disclosure Controls were not effective at a reasonable assurance level as of December 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management identified a material weakness in the Company’s entity level controls and therefore concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.

Specifically, during 2010, the Company did not maintain an effective control environment. The control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. A significant element of the control environment is the establishment of a "tone at the top" culture which is an ethical atmosphere created by the Company’s leadership. An effective “tone at the top” related to internal control over financial reporting was not embedded in our culture. Specific weaknesses included: lack of communication regarding the “tone at the top” to evidence management’s commitment to a sound internal control environment; a failure to establish a culture of integrity and high ethical standards, including ineffective internal communication of what constitutes proper business practices, compliance with the code of conduct, and ethical behavior generally; lack of compliance with procedures surrounding related party transactions; inadequate communication of reporting lines; and management override of existing policies and procedures.

These control deficiencies did not result in any audit adjustments to the 2010 annual consolidated financial statements, but could result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

As of the filing of this Annual Report on Form 10-K, the Company has not remediated the material weaknesses in our internal control over financial reporting. The Company will explore and consider options available to us to remediate the material weakness. The remediation measures we ultimately implement may include revisions to policies, additional training and education and potential changes in management structure.

Joseph Decosimo and Company, PLLC, an independent registered public accounting firm, has issued a report on the effectiveness of internal control over financial reporting as of December 31, 2010, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited First Security Group, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment, management identified a material weakness due to the Company not maintaining an effective “tone at the top” in the control environment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements and this report does not affect our report dated April 15, 2011, on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the COSO criteria, First Security Group, Inc. and subsidiary has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of First Security Group, Inc. and subsidiary and our report dated April 15, 2011, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the existence of substantial doubt about the Company’s ability to continue as a going concern.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

April 15, 2011

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 23, 2011, William L. Lusk, Jr. resigned as Chief Financial Officer. The Board of Directors appointed John R. Haddock, the Company’s Controller, as acting interim Chief Financial Officer on February 23, 2011. The Company is currently conducting a search for a new Controller. In the interim, the Company has taken steps to ensure the internal controls over financial reporting have not been impacted by one person serving in both the Chief Financial Officer and Controller roles.

Item 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that has not been reported.

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

The remaining information for this Item will be included in an amendment to this Annual Report on Form 10-K, to be filed no later than April 30, 2011.

Item 11.	Executive Compensation

The response to this Item will be included in an amendment to this Annual Report on Form 10-K, to be filed no later than April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options and vesting of restricted awards	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	1,019,301	$7.83	874,254
Equity compensation plans not approved by security holders	—	—	—
Total	1,019,301	$7.83	874,254

The remaining information for this Item will be included in an amendment to this Annual Report on Form 10-K, to be filed no later than April 30, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in an amendment to this Annual Report on Form 10-K, to be filed no later than April 30, 2011.

Item 14.	Principal Accountant Fees and Services

The response to this Item will be included in an amendment to this Annual Report on Form 10-K, to be filed no later than April 30, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	The list of all financial statements is included at Item 8.

	(2)	The financial statement schedules are either included in the financial statements or are not applicable.

	(3)

Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.[1]

3.4	Bylaws.[2]

4.1	Form of Common Stock Certificate.[2]

4.2	Form of Series A Preferred Stock Certificate.[3]

4.3	Warrant to Purchase up to 823,627 shares of Common Stock, dated January 9, 2009.[4]

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[2]

10.2*	First Security’s Amended and Restated 2002 Long-Term Incentive Plan.[5]

10.3*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[6]

10.4*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[6]

10.5*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[6]

10.6*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[6]

10.7*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan with TARP restrictions.

10.8*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Rodger B. Holley.[7]

10.9*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Rodger B. Holley.[8]

10.10*	Employment Agreement Dated as of September 20, 2010 and Executed November 24, 2010 by and between First Security and Ralph E. “Gene” Coffman, Jr.[9]

10.11*	Employment Agreement Dated as of May 16, 2003 by and between First Security and William L. Lusk, Jr.[7]

10.12*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and William L. Lusk, Jr.[8]

10.13*	First Security Group, Inc. Non-Employee Director Compensation Policy.[10]

10.14*	Form of First Amendment to Employment Agreements, Dated as of December 18, 2008 (executed by Messrs. Holley and Lusk).[10]

10.15*	Form of Senior Executive Officer Agreement, Dated as of January 9, 2009 (executed by Messrs. Holley and Lusk). [11]

10.16	Letter Agreement, Dated January 9, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[12]

Exhibit Number	Description
10.17*	Form of TARP Restricted Employee Agreement, Dated as of December 10, 2009 (executed by Messrs. Holley and Lusk).[13]

10.18	Consent Order, Dated April 28, 2010, between FSGBank and the Office of the Comptroller of the Currency.[14]

10.19	Stipulation and Consent to the Issuance of a Consent Order, Dated April 28, 2010, between FSGBank and the Office of the Comptroller of the Currency.[15]

10.20	Written Agreement, Dated September 7, 2010, between First Security Group, Inc. and the Federal Reserve Bank of Atlanta. [16]

21.1	Subsidiaries of the Registrant.[17]

23.1	Consent of Joseph Decosimo and Company, PLLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to EESA.

99.2	Certification of Chief Financial Officer pursuant to EESA.

[1]	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
[2]	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.
[3]	Incorporated by reference to the Exhibit 4.1 to the Current Report on Form 8-K filed January 9, 2009.
[4]	Incorporated by reference to the Exhibit 4.2 to the Current Report on Form 8-K filed January 9, 2009.
[5]	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed April 30, 2007.
[6]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2004.
[7]	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
[8]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2005.
[9]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed December 1, 2010.
[10]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31,2009.
[11]	Incorporated by reference to the Exhibit 10.3 to the Current Report on Form 8-K filed January 9, 2009.
[12]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed January 9, 2009.
[13]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2009.
[14]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed April 29, 2010.
[15]	Incorporated by reference to the Exhibit 10.2 to the Current Report on Form 8-K filed April 29, 2010.
[16]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2010.
[17]	Incorporated by Reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2003.
*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ RODGER B. HOLLEY
Rodger B. Holley
Chief Executive Officer and Chairman of the Board of Directors

DATE: April 15, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2011.

Signature	Title

/S/ RODGER B. HOLLEY Rodger B. Holley (Principal Executive Officer)	Chief Executive Officer and Chairman of the Board of Directors

/S/ JOHN R. HADDOCK John R. Haddock (Principal Financial and Accounting Officer)	Chief Financial Officer, Controller and Secretary

/S/ RALPH E. COFFMAN, JR. Ralph E. Coffman, Jr.	President, Chief Operating Officer and Director

/S/ WILLIAM C. HALL William C. Hall	Director

/S/ CAROL H. JACKSON Carol H. Jackson	Director

/S/ RALPH L. KENDALL Ralph L. Kendall	Director

/S/ KELLY P. KIRKLAND Kelly P. Kirkland	Director

/S/ D. RAY MARLER D. Ray Marler	Director

/S/ RALPH E. MATHEWS, JR. Ralph E. Mathews, Jr.	Director