Form 10-K/A
period 2010-12-31
FIRST SECURITY GROUP INC/TN
filed 2011-04-29
CIK 1138817

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of First Security Group, Inc. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Form 10-K”).

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K.

Because the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2010, the information required by Part III of Form 10-K cannot be incorporated by reference and therefore must be included as part of the Original Form 10-K. Accordingly, the Registrant is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after April 15, 2011, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

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

The nominating committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of First Security’s business. Each director identified below holds or has held senior executive positions in relevant organizations and has operating experience that meets this objective, as described below. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, corporate governance, risk management, and leadership development. Our nominating committee further believes that each of the directors has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; and the commitment to devote significant time and energy to service on the Board.

The table below shows the members of the Board of Directors of First Security as of April 29, 2011, their ages as of December 31, 2010, the year they first became a director and their business experience during the past five years. The Board is not aware of any family relationships amongst the directors and executive officers.

Name (Age)	Director Since	Position with First Security and Business Experience

Ralph E. Coffman, Jr. (59)	2010
Acting Interim Chairman and Chief Executive Officer of First Security and FSGBank since April 2011; President and Chief Operating Officer of First Security since November 2010 and FSGBank since October 2010; Ohio Regional President of WesBanco Bank, Inc., from December 2007 to October 2009; President and Chief Executive Officer of Oak Hill Financial, Inc., from January 2004 to December 2007, when it merged with WesBanco Bank, Inc. We believe that Mr. Coffman’s more than 20 years of executive management experience in financial organizations, including his current service as our President and acting interim Chief Executive Officer, well qualifies him to serve on our Board of Directors.

William C. Hall (59)	2010
Owner and Manager of Town and Country Restaurant (restaurant/hospitality, Chattanooga, TN) from 1976 to 2005; Managing Partner of T&C Holdings, GP (real estate investment), 2005 to present. We believe Mr. Hall’s experience as a small business owner in Chattanooga well qualifies him to serve on our Board of Directors.

Carol H. Jackson (71)	2002
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

Ralph L. Kendall (82)	1999
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

Kelly P. Kirkland (52)	2011
Retired as a partner with Leitner, Williams, Dooley & Napolitan, PLLC, following 27 and a half years of practice in December 2010. Ms. Kirkland maintains membership with the State Bars of Florida, Georgia and Tennessee, and is a member of the Chattanooga Bar Association. We believe that Ms. Kirkland’s varied legal practice, which included the representation of numerous complex public companies, well qualifies her to serve on our Board of Directors.

D. Ray Marler (66)	1999
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

Information About Executive Officers

The table below shows the executive officers of First Security as of April 29, 2011, their ages as of December 31, 2010, and their business experience during the past five years.

Name (Age)	Officer Since	Position with First Security and Business Experience

Ralph E. Coffman, Jr. (59)	2010
Acting Interim Chairman and Chief Executive Officer of First Security and FSGBank since April 2011; President and Chief Operating Officer of First Security since November 2010 and FSGBank since October 2010; Ohio Regional President of WesBanco Bank, Inc., from December 2007 to October 2009; President and Chief Executive Officer of Oak Hill Financial, Inc., from January 2004 to December 2007, when it merged with WesBanco Bank, Inc.

Denise M. Cobb (36)	2010
Executive Vice President and Chief Risk Officer of First Security and FSGBank since May 2010; Senior Vice President and Chief Risk Officer of First Security and FSGBank from May 2009 to May 2010; Vice President, Director of Internal Audit for First Security and FSGBank from October 2007 to May 2009; Vice President, Project Manager of First Security and FSGBank from August 2006 to October 2007; and Vice President, Corporate Controller and Principal Accounting Officer of First Security and FSGBank from February 2005 to August 2006.

John R. Haddock (32)	2011	Chief Financial Officer, Controller and Secretary since February 2011; Corporate Controller of First Security and FSGBank from 2006 to February 2011.

Robyn L. Thomas (48)	2010
Commercial Banking President of FSGBank since December 2010; Senior Vice President and Senior Loan Officer of FSGBank from February 2007 to December 2010; Senior Vice President and Co-Manager of Wealth Management of FSGBank from June 2004 to February 2007.

Terry M. Todd (52)	2010
Retail Banking President of FSGBank since July 2010; Chattanooga Regional President of FSGBank from July 2006 to July 2010; Senior Vice President and Senior Loan Officer of FSGBank from July 2003 to June 2006.

Rodger B. Holley resigned as Chairman and Chief Executive Officer of First Security and FSGBank on April 21, 2011. Mr. Holley had served as Chairman and Chief Executive Officer of First Security since 1999 and FSGBank since 2000. As Mr. Holley served as First Security’s principal executive officer for all of 2010, he is included in First Security’s summary compensation tables below, and is deemed a “Named Executive Officer” for 2011.

William L. Lusk, Jr., resigned as Secretary, Chief Financial Officer and Executive Vice President of First Security and FSGBank on February 23, 2011. Mr. Lusk had served as Secretary, Chief Financial Officer and Executive Vice President of First Security since 1999 and FSGBank since 2000. As Mr. Lusk served as First Security’s principal financial officer for all of 2010, he is included in First Security’s summary compensation tables below, and is deemed a “Named Executive Officer” for 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires First Security’s directors and executive officers, and persons who own more than 10% of First Security common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of First Security. Directors, executive officers and greater than 10% shareholders are required by regulation to furnish First Security with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of these reports and certifications from our directors and officers, all of our directors and executive officers complied with all applicable Section 16(a) filing requirements during 2010. In regard to beneficial owners of more than 10% of outstanding shares of common stock, we not aware that any person beneficially owns more than 10% of our common stock.

Code of Business Conduct and Ethics

First Security’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors, executive officers and employees of First Security Group, Inc. and its subsidiaries. A copy of the Code of Business Conduct and Ethics will be provided, free of charge, upon written request made to the Corporate Secretary, First Security Group, Inc., 531 Broad Street, Chattanooga, Tennessee 37402. The Code of Business Conduct is also posted on First Security’s website at www.FSGBank.com.

Shareholder Proposals

To be included in First Security’s annual proxy statement, shareholder proposals not relating to the election of directors must be received by First Security at least 120 days before the one-year anniversary of the mailing date for the prior year’s proxy statement. The persons named as proxies in First Security’s proxy statement for the meeting will, however, have discretionary authority to vote the proxies they have received as they see fit with respect to any proposals received less than 60 days prior to the meeting date. SEC Rule 14a-8 provides additional information regarding the content and procedure applicable to the submission of shareholder proposals.

Audit/Corporate Governance Committee.

Our Audit/Corporate Governance Committee is comprised of Ralph L. Kendall (Chairman), William C. Hall, and Carol H. Jackson, each of whom are independent directors under the independence standards of the Nasdaq Stock Market. The Board of Directors has determined that Mr. Kendall meets the criteria specified under applicable SEC regulations for an “audit committee financial expert.” In addition, the Board believes that all of the Audit/Corporate Governance Committee members have the financial knowledge, business experience and independent judgment necessary for service on the Audit/Corporate Governance Committee. The Audit/Corporate Governance Committee held five meetings during 2010.

The Audit/Corporate Governance Committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, overseeing the audit of our fiduciary activities and determining that all audits and examinations required by law are performed. Our Board of Directors has adopted a written charter for the Audit/Corporate Governance Committee, a copy of which is available on our website, www.FSGBank.com. Our Board of Directors annually reviews and approves changes to the Audit/Corporate Governance Committee charter. Under the charter, the committee has the authority and is empowered to:

•	appoint, approve compensation and oversee the work of the independent auditor;

•	resolve disagreements between management and the auditors regarding financial reporting;

•	pre-approve all auditing and appropriate non-auditing services performed by the independent auditor;

•	retain independent counsel and accountants to assist the committee;

•	seek information it requires from employees or external parties; and

•	meet with our officers, independent auditors or outside counsel as necessary.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by First Security and its subsidiaries to or on behalf of First Security’s principal executive and financial officers serving during 2010, the other three most highly compensated executive officers of First Security serving as executive officers at the end of 2010, and one former executive who received a settlement payment in 2010. Collectively, the individuals named below are First Security’s Named Executive Officers for 2011.

		Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rodger B. Holley,	2010	358,800	-	-	-	-	524,941	28,096	911,837
Former Chairman and CEO	2009	358,800	-	-	-	-	434,285	37,545	830,630
	2008	358,800	-	11,350	11,314	-	368,529	37,634	787,627

William L. Lusk, Jr.,	2010	205,517	-	-	-	-	7,188	26,610	239,315
Former Secretary, CFO and EVP	2009	185,100	-	-	-	-	6,420	25,881	217,401
	2008	185,100	-	4,540	4,582	-	5,726	28,994	228,942

Terry M. Todd	2010	175,644	-	-	-	-	-	15,768	191,412
Retail Banking Executive

Robyn L. Thomas	2010	153,282	-	-	-	-	-	13,086	166,368
Commercial Banking Executive

Denise M. Cobb	2010	153,438	-	-	-	-	-	10,762	164,200
CRO and EVP

Lloyd L. Montgomery, III,	2010	-	-	-	-	-	-	540,291	540,291
Former COO & President	2009	71,655	-	-	-	-	(132,698)	724,628	663,585
	2008	233,000	-	7,264	7,200	-	44,936	27,667	320,067

(1)	Represents base salary.
(2)	Represents discretionary bonus awards.
(3)
Represents the grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Note 15 of our consolidated financial statements. Under our 2002 Long-Term Incentive Plan, stock awards were granted on February 27, 2008 (based on First Security's performance in 2007) and are subject to three-year service vesting. The 2008 share awards were granted at fair values of $9.08 per share. Awards for the Named Executive Officers were as follows: Mr. Holley-1,250 shares, Mr. Lusk-500 shares and Mr. Montgomery-800 shares.

(4)
Represents the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Note 15 of our consolidated financial statements. Under our 2002 Long-Term Incentive Plan, stock options were granted on February 27, 2008 and are subject to three-year service vesting. The 2008 options were granted at an exercise price of $9.08 per share. The following assumptions were used in the Black-Scholes methodology for the 2008 awards: expected volatility 20.7%, risk-free interest rate 3.33%, expected life 6.5 years and expected divided yield 2.20%. The resulting Black-Scholes grant value for the 2008 awards is $1.87 per share. Awards for the Named Executive Officers were as follows: Mr. Holley-6,050 options, Mr. Lusk-2,450 options and Mr. Montgomery-3,850 options.

(5)	First Security does not issue Non-Equity Incentive Plan Awards as defined by the SEC.
(6)
Represents the aggregate change in the actuarial present value of the salary continuation agreements with the Named Executive Officers, as described in the "Compensation Discussion and Analysis" section of this Proxy Statement. First Security does not provide the Named Executive Officers with nonqualified deferred compensation opportunities.

(7)
Represents all other forms of compensation, including the First Security's 401(k) match and perquisites provided to the Named Executive Officers (consisting of automobile allowance or business and personal use of a company car for transportation for the executive, his customers, employees and directors; social and civic club dues for networking and entertaining; and business and personal use of a cell phone for accessibility to the executive). First Security provided 401(k) matches in 2010 as follows: Holley-$12,558, Lusk-$6,829, Todd-$6,083, Thomas-$5,510, Cobb-$5,096, and Montgomery-$0. Pursuant to Mr. Montgomery's employment agreement, First Security paid $540,291 in 2010 for the settlement of arbitration and for legal fees, consulting fees and other related expenses incurred by Mr. Montgomery in seeking to enforce payment, benefit or right provided in said agreement.

In light of the resignations of Messrs. Holley and Lusk, as well as the settlement with Mr. Montgomery reached in 2010, First Security anticipates a significant reduction in compensation expense for its executive officers. Mr. Coffman, First Security’s acting interim Chief Executive Officer, is currently paid $250,000 annually, and Mr. Haddock, First Security’s Chief Financial Officer, is currently paid $190,000 annually.

First Security has entered into separate employment agreements with Messrs. Holley, Coffman and Lusk, salary continuation agreements with Messrs. Holley and Lusk, and a change in control benefit agreement with Ms. Thomas. The material terms of these arrangements are described below.

In connection with First Security’s participation in the Troubled Asset Relief Program Capital Purchase Program (TARP CPP), each of our Named Executive Officers have also entered into a separate letter agreement with First Security that sets forth the executives’ acknowledgement and agreement that certain amounts otherwise payable to the executive under the employment agreements described below may be limited during the period that the Treasury holds an investment in First Security under the TARP CPP. First Security is prohibited, for so long as the Treasury holds an investment in First Security, from any payment to a Named Executive Officer upon departure from First Security for any reason, except for payments for services performed or benefits accrued.

First Security entered into a three-year employment agreement with Rodger B. Holley on May 16, 2003 regarding Mr. Holley’s employment as Chairman and Chief Executive Officer. At the end of each year of the agreement, it renewed for an additional year, unless either of the parties gave notice of an intent not to renew the agreement at least 90 days prior to the renewal date. Under the terms of the agreement, First Security provided Mr. Holley with health and life insurance, membership fees to social and civic clubs and an automobile for business and personal use. If First Security had terminated Mr. Holley’s employment without cause or Mr. Holley had terminated his employment for good reason, Mr. Holley would have been entitled to a Lump Sum Payment, a Pro Rata Incentive Payment and continuation of medical benefits for twelve months. The Lump Sum Payment would have been an amount equal to the sum of his current base salary plus the greater of (1) the highest of his last three years’ incentive payments or (2) his target annual incentive. The Pro Rata Incentive Payment would have been an amount equal to the pro rata portion of the target annual incentive based on the number of days that have passed in the employment year before Mr. Holley’s termination. Upon a change in control of First Security, Mr. Holley would have been entitled to three times the Lump Sum Payment, payment of a Pro Rata Incentive Payment, and continuation of medical benefits for twelve months. Mr. Holley resigned his employment with First Security on April 21, 2011.

First Security entered into a three-year employment agreement with William L. Lusk, Jr. on May 16, 2003 regarding Mr. Lusk’s employment as the Secretary, Chief Financial Officer, and Executive Vice President. With the exception of the initial base salary, the terms of Mr. Lusk’s employment agreement were the same as those in Mr. Holley’s agreement. Mr. Lusk resigned his employment with First Security on February 23, 2011.

Mr. Holley and Mr. Lusk remain subject to the non-competition and non-solicitation provisions of their respective agreements which generally provided that each would not compete with First Security in the banking business nor solicit First Security’s customers or employees for a period of 12 months following their resignation.

The salary continuation agreements with Messrs. Holley and Lusk were intended to provide the officers with a fixed annual benefit for 15 years subsequent to retirement on or after the normal retirement age of 65. The salary continuation agreements supported the objective of maintaining a stable, committed, and qualified team of key executives through the inclusion of retention and non-competition provisions. In light of their respective resignations, Messrs. Holley and Lusk are entitled to monthly benefits for 15 years after reaching normal retirement age (65) based on the level of benefits accrued during their service to First Security. This annual benefit will be payable over fifteen (15) years in twelve (12) equal monthly installments, commencing on the first day of the month following the executive’s 65th birthday (retirement age). Under the terms of the salary continuation agreements, First Security had accrued approximately $2.0 million for Mr. Holley and $32 thousand for Mr. Lusk.

First Security entered into an employment agreement with Ralph E. “Gene” Coffman, Jr. on September 20, 2010 regarding Mr. Coffman’s employment. Under the terms of this agreement, Mr. Coffman serves as an at-will employee of First Security, meaning that the agreement is terminable by either Mr. Coffman or First Security for any reason upon 30 days written notice. As part of the agreement, First Security allows Mr. Coffman to participate in First Security’s employee benefit plans, medical insurance plans, other benefit plans and perquisite programs that are in effect for all First Security employees, and grants him reimbursement for reasonable membership fees to social and civic clubs and an automobile for business and personal use. This agreement also provides for certain travel, rent reimbursement and relocation expenses related to Mr. Coffman’s relocation to Chattanooga, Tennessee. The agreement also provides for the reimbursement of legal fees relating to the negotiation of the employment agreement. The agreement also generally provides that Mr. Coffman will not compete with First Security in the banking business nor solicit First Security’s customers or employees for a period of 12 months following the termination of his employment.

First Security entered into a change in control benefit agreement with Robyn L. Thomas on June 23, 2004. Pursuant to this agreement, should Ms. Thomas’s employment be involuntarily terminated by the Company within twelve months of a change in control of First Security (as otherwise defined in the agreement), Ms. Thomas is entitled to receive a payment equal to her current base salary plus a target annual incentive as set forth in the Company’s Incentive Compensation Plan in the year in which the change in control occurs. In addition, Ms. Thomas is similarly entitled to receive the continuation of medical benefits for twelve months following the involuntary termination of her employment by the Company following a change in control; should the Company’s insurance plans not permit her to retain coverage, the Company shall provide her with a cash payment equivalent to the cost of continuing coverage under First Security’s relevant benefit plans. Finally, should Ms. Thomas’s employment be involuntarily terminated by First Security following a change in control, all of Ms. Thomas’s unvested stock options shall immediately become fully vested and exercisable, and all outstanding restricted stock awards shall become fully vested. The agreement also generally provides that Ms. Thomas will not compete with First Security in the banking business nor solicit First Security’s customers or employees for a period of 12 months following the involuntary termination of her employment.

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

2010 Grants of Plan-Based Awards

First Security did not grant any non-equity incentive plan, equity incentive plan, restricted stock, or stock option awards to the Named Executive Officers in 2010.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth information concerning outstanding awards previously granted to the Named Executive Officers that were held by the Named Executive Officers at December 31, 2010.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#) Exercisable	(#) Unexercisable		(#)	($)		(#)		($)	(#)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
Rodger B. Holley	116,064	-		-	5.34	2/1/2011
	57,600	-		-	6.94	4/22/2013
	18,000	-		-	8.33	1/28/2014
	17,500	-		-	9.50	12/21/2015
	17,500	-		-	11.35	12/27/2016
	3,993	2,057	(2)	-	9.08	2/27/2018
							425	(3)	383

William L. Lusk, Jr.	59,904	-		-	5.34	2/1/2011
	21,600	-		-	6.94	4/22/2013
	9,000	-		-	8.33	1/28/2014
	7,500	-		-	9.50	12/21/2015
	7,500	-		-	11.35	12/27/2016
	1,617	833	(4)	-	9.08	2/27/2018
							170	(5)	153

Terry M. Todd	18,000	-		-	6.94	4/22/2013
	3,600	-		-	8.33	1/28/2014
	9,000	-		-	9.50	12/21/2015
	9,000	-		-	11.35	12/27/2016
	1,452	748	(6)	-	9.08	2/27/2018

Robyn L. Thomas	6,000	-		-	8.33	1/28/2014
	3,500	-		-	9.50	12/21/2015
	4,000	-		-	11.35	12/27/2016
	1,254	646	(7)	-	9.08	2/27/2018

Denise M. Cobb	5,500	-		-	10.00	8/29/2015

Lloyd L. Montgomery, III	-	-		-	-

(1)	Based on the closing price of First Security's common stock (NASDAQ: FSGI) on December 31, 2010 (i.e. $0.90 per share).
(2)	Vesting schedule for unexercisable options: 2,057 option shares on 2/27/2011.
(3)	Vesting schedule for stock: 425 shares on 2/27/2011.
(4)	Vesting schedule for unexercisable options: 833 option shares on 2/27/2011.
(5)	Vesting schedule for stock: 170 shares on 2/27/2011.
(6)	Vesting schedule for unexercisable options: 748 option shares on 2/27/2011.
(7)	Vesting schedule for unexercisable options: 646 option shares on 2/27/2011.

2010 Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of options and vesting of awards held by the Named Executive Officers during the fiscal year ended December 31, 2010.

	Option Awards (1)		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting (2)
Name	(#)	($)	(#)		($)
(a)	(b)	(c)	(d)		(e)
Rodger B. Holley	-	-	413	(3)	962
William L. Lusk, Jr.	-	-	165	(4)	384
Terry M. Todd	-	-	-		-
Robyn L. Thomas	-	-	-		-
Denise M. Cobb	-	-	-		-
Lloyd L. Montgomery, III	-	-	-		-

(1)	The Named Executive Officers did not exercise any stock options during the fiscal year ended December 31, 2010.
(2)	Based on the closing price of First Security's common stock (NASDAQ: FSGI) on the vesting dates: February 27, 2010 (i.e. $2.33 per share).
(3)	33% of the 1,250 share stock award dated February 27, 2008 vested at the end of the second year.
(4)	33% of the 500 share stock award dated February 27, 2008 vested at the end of the second year.

2010 Pension Benefits

The following table sets forth information concerning the present value of accumulated benefits under the salary continuation agreements with each Named Executive Officer at December 31, 2010.

		Number of Years Credited Service (1)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Rodger B. Holley	Salary Continuation Agreement	5.6	2,016,182	-
William L. Lusk, Jr.	Salary Continuation Agreement	5.6	31,364	-
Terry M. Todd	-	-	-	-
Robyn L. Thomas	-	-	-	-
Denise M. Cobb	-	-	-	-
Lloyd L. Montgomery, III	-	-	-	-

(1)	First Security entered into salary continuation agreements with certain of the Named Executive Officers, effective June 1, 2005.

Non-Qualified Deferred Compensation

In 2010, the Named Executive Officers did not participate in any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

DIRECTOR COMPENSATION

2010 Director Compensation Table

The following table shows the total fees paid to, or earned by, any non-executive officer who served as a director of First Security during 2010.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)		($)	($)	($)	($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
J.C. Harold Anders	5,000	-	-		-	-	-	5,000
Randall L. Gibson	39,500	-	4,500	(1)	-	-	-	44,000
William C. Hall	11,375		990	(2)				12,365
Carol H. Jackson	45,750	-	4,500	(1)	-	-	-	50,250
Ralph L. Kendall	45,750	-	4,500	(1)	-	-	-	50,250
William B. Kilbride	2,500	-	-		-	-	-	2,500
D. Ray Marler	61,000	-	4,500	(1)	-	-	-	65,500
Ralph E. Mathews, Jr.	35,000	-	4,400	(3)	-	-	-	39,400
Tim T. Morris	20,625	-	990	(2)	-	-	-	21,615

(1)
Represents the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Note 15 of our consolidated financial statements. Under our 2002 Long-Term Incentive Plan, stock options were granted on June 30, 2010 and are subject to three-year service vesting. The June 30, 2010 options were granted at an exercise price of $1.92 per share. The following assumptions were used in the Black-Scholes methodology for the 2010 awards: expected volatility 40.1%, risk-free interest rate 2.42%, expected life 6.5 years and expected divided yield 0.00%. The resulting Black-Scholes grant value for the 2010 awards is $0.90 per share. The annual awards for each director listed was 5,000 options.

(2)
Represents the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Note 15 of our consolidated financial statements. Under our 2002 Long-Term Incentive Plan, stock options were granted on December 7, 2010 and are subject to three-year service vesting. The December 7, 2010 options were granted at an exercise price of $0.60 per share. The following assumptions were used in the Black-Scholes methodology for the 2010 awards: expected volatility 53.7%, risk-free interest rate 2.51%, expected life 6.5 years and expected divided yield 0.00%. The resulting Black-Scholes grant value for the 2010 awards is $0.33 per share. The annual awards for each director listed was 3,000 options.

(3)
Represents the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Note 15 of our consolidated financial statements. Under our 2002 Long-Term Incentive Plan, stock options were granted on July 21, 2010 and are subject to three-year service vesting. The July 21, 2010 options were granted at an exercise price of $1.87 per share. The following assumptions were used in the Black-Scholes methodology for the 2010 award: expected volatility 44.4%, risk-free interest rate 2.32%, expected life 6.5 years and expected divided yield 0.00%. The resulting Black-Scholes grant value for the 2010 award is $0.88 per share. The annual award for the director listed was 5,000 options.

Cash Compensation

Annually, on or about the annual meeting date, each non-employee Director is paid a $19,500 retainer fee for the next year’s service up to the next annual meeting. The Audit/Corporate Governance, Compensation, Executive and Nominating Committees meet as needed and the Chairperson of each shall receive an additional annual retainer of $5,000, unless the Chairperson is an inside director. The Asset/Liability, Loan, Compliance, and Trust Committees will meet as needed and the Chairperson of each shall receive an additional annual retainer of $3,000, unless the Chairperson is an inside director. Fees are pro rated for Directors who are elected to the Board of Directors following the annual meeting of shareholders.

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

Equity Compensation

Non-employee Directors receive an annual grant of 5,000 stock options. Non-employee Directors who commence service on the Board at any time other than immediately following the annual shareholder meeting receive a pro-rated Stock option grant based upon the number of months actually served. All stock options granted to non-employee Directors are subject to the terms of First Security’s 2002 Long-Term Incentive Plan, and are granted within 30 days of the commencement or renewal (if reelected) of service as a Director.

Compensation-Related Governance and Role of the Compensation Committee

Committee Charter and Members. The Committee's primary responsibilities are to: (1) determine the compensation payable to executive officers; (2) evaluate the performance of the Chief Executive Officer and the relationship between performance and First Security’s compensation policies for the Chief Executive Officer and other executive officers; (3) issue reports in accordance with SEC rules regarding compensation policies; and (4) approve and administer stock-based, profit-sharing and incentive compensation plans. The Charter of the Compensation Committee is available on our website, www.FSGBank.com, and in print upon request (submit request for copies of the Charter to First Security Group, Inc., Attn: Investor Relations, 531 Broad Street, Chattanooga, TN 37402). As of December 31, 2010, the members of First Security’s Compensation Committee were D. Ray Marler (Chairman), Ralph E. Mathews, Jr. and Ralph L. Kendall, each of whom was “independent” within the meaning of the listing standards of the NASDAQ, was a “nonemployee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, and was an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986.

Compensation Committee Activity. The Committee held four meetings during 2010. Activities included benchmarking each element of compensation for the Named Executive Officers, developing the 2010 incentive plan, analyzing the TARP CPP executive compensation limitations, and determining recommended incentive awards and salary increases based on performance.

Interaction with Consultants. Historically, the Committee has retained the services of nationally recognized consulting firms to assist First Security in benchmarking compensation for the Named Executive Officers. The most recent compensation study focusing on executive officers was conducted by Amalfi Consulting LLC in December 2008, who reported directly to the Committee. In light of economic circumstances, the restrictions on executive compensation related to First Security’s participation in the TARP CPP, and the Committee’s decision to continue to hold salaries at 2008 levels, the Committee decided not to hire a consultant during 2009 or 2010.

Role of Executives in Compensation Committee Deliberations. The Committee frequently requests the Chief Executive Officer to be present at Committee meetings to discuss executive compensation and evaluate company and individual performance. Occasionally, other executives may attend a Committee meeting to provide pertinent financial or legal information. Executives in attendance may provide their insights and suggestions, but only the independent Committee members may vote on decisions regarding changes in executive compensation.

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

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our common stock as of April 29, 2011 by (1) each of our current directors; (2) each of our named executive officers; (3) all of our present executive officers and directors as a group; and (4) each person or entity known to us to be the beneficial owner of more than five percent of our outstanding common stock, based on the most recent Schedules 13G and 13D Reports filed with the SEC and the information contained in those filings. Unless otherwise indicated, the address for each person included in the table is 531 Broad Street, Chattanooga, Tennessee 37402. Fractional shares as a result of our dividend reinvestment plan have been rounded to the nearest share for presentation purposes.

Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from April 29, 2011.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Shares Beneficially Owned (2)
Directors:
Ralph E. Coffman, Jr.	1,919	(3)	*
William C. Hall	1,200	(4)	*
Carol H. Jackson	89,555	(5)	*
Ralph L. Kendall	60,308	(6)	*
Kelly P. Kirkland	-		*
D. Ray Marler	185,530	(7)	1.13%

Named Executive Officers, who are not also Directors:
Rodger B. Holley	274,729	(8)	1.66%
William L. Lusk, Jr.	84,544	(9)	*
Robyn L. Thomas	24,433	(10)	*
Terry M. Todd	55,321	(11)	*
Denise M. Cobb	12,127	(12)	*

All Current Directors and Executive Officers, as a Group (10 persons):	444,325	(13)	1.72%

5% Shareholders:
ClearBridge Advisors, LLC	873,520	(14)	5.32%
First Security Group, Inc. 401(k) and Employee Stock Ownership Plan	1,106,406	(15)	6.74%
Wellington Management Company, LLP	1,279,609	(16)	7.79%

*  Less than 1% of outstanding shares.

(1)	Some or all of the shares may be subject to margin accounts

(2)
The percentage of our common stock beneficially owned was calculated based on 16,418,140 shares of common stock issued and outstanding as of April 29, 2011. The percentage assumes the exercise by the shareholder or group named in each row of all options for the purchase of our common stock held by such shareholder or group and exercisable within 60 days of April 29, 2011.

(3)	Includes 1,200 shares subject to restricted stock awards and 719 shares held in First Security’s 401(k) plan.

(4)	Includes 1,200 shares subject to restricted stock awards.

(5)
Includes 6,663 shares owned by Ms. Jackson’s spouse and 5,088 shares owned by an IRA for the benefit of Ms. Jackson; also includes 30,500 shares that Ms. Jackson has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(6)
Includes 3,894 shares owned by Mr. Kendall’s spouse; also includes 30,500 shares that Mr. Kendall has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(7)	Includes 30,500 shares that Mr. Marler has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(8)
Includes 70,244 shares owned by an IRA for the benefit of Mr. Holley, 16,245 shares held in First Security’s 401(k) plan and 337 shares owned by Mr. Holley’s child; also includes 116,650 shares that Mr. Holley has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(9)
Includes 12,329 shares owned by an IRA for the benefit for Mr. Lusk, 11,771 shares held in First Security’s 401(k) plan and 1,498 shares owned by Mr. Lusk’s wife and children; also includes 48,050 shares that Mr. Lusk has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(10)
Includes 4,000 shares owned by an IRA for the benefit for Ms. Thomas, 5,033 shares held in First Security’s 401(k) plan and also includes 15,400 shares that Ms. Thomas has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(11)
Includes 1,900 shares owned by an IRA for the benefit for Mr. Todd, 11,261 shares held in First Security’s 401(k) plan, and 360 shares owned by Mr. Todd’s child; also includes 41,800 shares that Mr. Todd has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(12)
Includes 6,627 shares held in First Security’s 401(k) plan and also includes 5,500 shares that Ms. Cobb has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(13)	Includes 162,250 shares that the owner has the right to acquire by exercising options that are exercisable within 60 days after April 29, 2011.

(14)	Based on a Schedule 13G/A filed on February 11, 2011 reporting shares beneficially owned as of December 31, 2010. The address for ClearBridge Advisors, LLC is 620 8th Avenue, New York, NY 10018.

(15)
Based on a Schedule 13G/A filed on February 3, 2011 reporting shares beneficially owned as of December 31, 2010. The address for First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (the “ESOP”) is 531 Broad Street, Chattanooga, TN 37402, and the Schedule 13G includes the ESOP’s trustee, FSGBank, National Association.

(16)
Based on a Schedule 13G filed on February 14, 2011 reporting shares beneficially owned as of December 31, 2010. The address for Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.

Equity Compensation Plans

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

From time to time, FSGBank will extend loans to the directors and officers of First Security and their affiliates. None of these loans are currently nonaccrual, past due, restructured or potential problem loans. All such loans were: (i) made in the ordinary course of business; (ii) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Security, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2010, the aggregate amount of loans to such related parties was $1.1 million and unused lines of credit for these related parties totaled $26 thousand.

Under SEC regulations, First Security is required to disclose any transaction, since the beginning of 2010, in which First Security was a participant, the amount involved exceeds $120,000, and any related person of First Security had a direct or indirect material interest. First Security did not engage in any transactions that satisfied that threshold. However, First Security believes it is important to fully disclose the related party transactions in which we have engaged. Accordingly, First Security voluntarily discloses the following related party transactions.

From January 1, 2010 to June 30, 2010 and the years ended December 31, 2009 and 2008, First Security was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, our former Chairman and Chief Executive Officer. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of our branches and the management of OREO properties, for which we paid $23 thousand in 2010, $40 thousand in 2009 and $40 thousand in 2008. During 2009 and the first half of 2010, we also provided for the use of a company car to assist in managing the increased OREO properties.

During 2010 and 2009, we entered into certain sale transactions with Ray Marler, a director. We sold repossessed assets to companies owned by Mr. Marler. Gross proceeds to us during 2010 totaled $67 thousand. During 2009, companies owned by Mr. Marler purchased repossessed assets through a dealer. The proceeds for the 2009 purchases totaled $20 thousand. We also utilized Mr. Marler’s companies for certain services associated with other real estate owned. Payments for these services totaled $6 thousand and $7 thousand for the years ended December 31, 2010 and 2009, respectively.

During 2009, 2010 and 2011, Bruce Goodwin, Inc., a general construction firm located in Chattanooga, Tennessee, has provided a variety of construction work for us. One of Bruce Goodwin, Inc.’s salaried project managers is Mike Kirkland, who is the spouse of Kelly Kirkland, a director. Mr. Kirkland occasionally works on projects at Bruce Goodwin, Inc. for First Security, but his compensation is not affected by work done for First Security. Bruce Goodwin, Inc. is wholly-owned by Bruce Goodwin, who is Mr. Kirkland’s brother-in-law. First Security has paid Bruce Goodwin, Inc. a total of $105 thousand in 2008, $1,186 thousand in 2009, $329 thousand in 2010 and $90 thousand to-date in 2011. First Security believes the construction work provided by Bruce Goodwin, Inc. was done in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable transactions.

Director Independence

The Board of Directors has determined that the following directors are independent pursuant to the independence standards of the Nasdaq Stock Market:

•	William C. Hall	•	Carol H. Jackson
•	Ralph L. Kendall	•	Kelly P. Kirkland
•	D. Ray Marler

The Board considered any transaction, relationship or arrangement between First Security and the directors named above (and his or her family) and concluded each of these directors could exercise independent judgment in carrying out his or her responsibilities.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees for professional audit and quarterly review services rendered by Joseph Decosimo and Company, PLLC, for the years ended December 31, 2010 and 2009, as well as fees billed for other services rendered by Joseph Decosimo and Company, PLLC, during those periods.

	2010	2009
Audit Fees (1)	$220,710	$246,955
Audit-Related Fees (2)	—	26,446
Tax Fees – Preparation and Compliance (3)	86,575	86,836
Sub total	307,285	360,237
Tax Fees – Other (4)	—	4,850
All Other Fees	—	—
Sub total	—	4,850
Total Fees	$307,285	$365,087
____________
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

The Board of Directors of First Security has considered whether the provision of services during 2010 by Joseph Decosimo and Company, PLLC that were unrelated to its audit of First Security’s financial statements or its reviews of First Security’s interim financial statements during 2010 is compatible with maintaining Joseph Decosimo and Company, PLLC’s independence. The services provided by the independent auditors were pre-approved by the Audit/Corporate Governance Committee to the extent required under applicable law and in accordance with the provisions of the committee’s charter. The Committee requires pre-approval of all audit and allowable non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Exhibit Number	Description

10.1	Resignation Letter of Rodger B. Holley, dated April 21, 2011. (1)

10.2	Severance Agreement by and between Rodger B. Holley, First Security Group, Inc. and FSGBank, N.A., dated April 21, 2011. (1)

10.3	Change in Control Agreement Between First Security and Robyn L. Thomas, dated June 23, 2004.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.*
____________
* Filed herewith.

(1)	Incorporated by Reference to First Security’s Current Report on Form 8-K filed April 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ Ralph E. Coffman, Jr.
Ralph E. Coffman, Jr.
Acting Interim Chief Executive Officer, President and
Chief Operating Officer

DATE: April 29, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2011.

Signature	Title

/S/ Ralph E. Coffman, Jr.	Acting Interim Chief Executive Officer, President,
Ralph E. Coffman, Jr. (Principal Executive Officer)	Chief Operating Officer and Director

/S/ JOHN R. HADDOCK	Chief Financial Officer, Controller and
John R. Haddock	Secretary
(Principal Financial and Accounting Officer)

/S/ William C. Hall	Director
William C. Hall

/S/ CAROL H. JACKSON	Director
Carol H. Jackson

/S/ RALPH L. KENDALL	Director
Ralph L. Kendall

/S/ KELLY P. KIRKLAND	Director
Kelly P. Kirkland

/S/ D. RAY MARLER	Director
D. Ray Marler