Form 10-Q
period 2011-03-31
FIRST SECURITY GROUP INC/TN
filed 2011-05-16
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common Stock, $0.01 par value:

16,418,140 shares outstanding and issued as of May 16, 2011

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands)	March 31, 2011 (unaudited)	December 31, 2010	March 31, 2010 (unaudited)

ASSETS
Cash and Due from Banks	$12,139	$8,298	$17,974
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—

Cash and Cash Equivalents	12,139	8,298	17,974

Interest Bearing Deposits in Banks	185,603	200,621	210,961

Securities Available-for-Sale	154,317	154,165	145,568

Loans Held for Sale	1,145	2,556	2,138
Loans	681,503	724,535	903,374

Total Loans	682,648	727,091	905,512
Less: Allowance for Loan and Lease Losses	22,500	24,000	26,101

	660,148	703,091	879,411

Premises and Equipment, net	30,519	30,814	32,717

Intangible Assets	1,348	1,461	1,800

Other Assets	72,630	70,098	80,104

TOTAL ASSETS	$1,116,704	$1,168,548	$1,368,535

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2011 (unaudited)	December 31, 2010	March 31, 2010 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$161,658	$149,323	$156,736
Interest Bearing Demand	63,735	63,838	70,729
Savings and Money Market Accounts	155,178	161,873	177,998
Certificates of Deposit less than $100 thousand	197,077	205,675	239,446
Certificates of Deposit of $100 thousand or more	145,740	153,138	203,340
Brokered Deposits	277,852	314,876	353,396

Total Deposits	1,001,240	1,048,723	1,201,645
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	14,951	15,933	18,371
Security Deposits	658	732	1,188
Other Borrowings	72	77	90
Other Liabilities	9,636	9,709	7,671

Total Liabilities	1,026,557	1,075,174	1,228,965

STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of March 31, 2011, December 31, 2010 and March 31, 2010	31,816	31,718	31,431
Common Stock – $.01 par value – 150,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 50,000,000 shares authorized as of March 31, 2010; 16,418,140 issued as of March 31, 2011; 16,418,327 issued as of December 31, 2010 and March 31, 2010	114	114	114
Paid-In Surplus	111,198	111,344	111,852
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(5,039)	(5,218)	(5,907)
Accumulated Deficit	(53,798)	(50,629)	(5,877)
Accumulated Other Comprehensive Income	3,850	4,039	5,951

Total Stockholders’ Equity	90,147	93,374	139,570

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,116,704	$1,168,548	$1,368,535

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Income Statements

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
INTEREST INCOME
Loans, including fees	$10,186	$13,450
Debt Securities – taxable	864	1,090
Debt Securities – non-taxable	328	378
Other	124	123

Total Interest Income	11,502	15,041

INTEREST EXPENSE
Interest Bearing Demand Deposits	41	45
Savings Deposits and Money Market Accounts	278	408
Certificates of Deposit of less than $100 thousand	812	1,343
Certificates of Deposit of $100 thousand or more	669	1,194
Brokered Deposits	2,063	2,254
Other	113	122

Total Interest Expense	3,976	5,366

NET INTEREST INCOME	7,526	9,675
Provision for Loan and Lease Losses	890	4,375

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	6,636	5,300

NONINTEREST INCOME
Service Charges on Deposit Accounts	782	1,000
Gain on Sales of Available-for-Sale Securities	—	57
Other	1,482	1,247

Total Noninterest Income	2,264	2,304

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,476	4,948
Expense on Premises and Fixed Assets, net of rental income	1,333	1,383
Other	5,558	3,541

Total Noninterest Expenses	11,367	9,872

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(2,467)	(2,268)
Income Tax Expense (Benefit )	191	(1,154)

NET LOSS	(2,658)	(1,114)
Preferred Stock Dividends	413	413
Accretion on Preferred Stock Discount	98	92

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,169)	$(1,619)

NET LOSS PER COMMON SHARE:
Net Loss Per Share - Basic	$(0.20)	$(0.10)
Net Loss Per Share - Diluted	$(0.20)	$(0.10)
Dividend Declared Per Common Share	$—	$—

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance – December 31, 2010	$31,718	16,418	$114	$111,344	$2,006	$(50,629)	$4,039	$(5,218)	$93,374
Comprehensive Income:
Net Loss (unaudited)						(2,658)			(2,658)
Change in Unrealized Gain:
Securities Available-for-Sale, net of tax adjustments (unaudited)							182		182
Fair Value of Derivatives, net of tax and reclassification adjustments (unaudited)							(371)		(371)

Total Comprehensive Loss									(2,847)

Accretion of Discount Associated with Preferred Stock (unaudited)	98					(98)			—
Preferred Stock Dividend (unaudited)						(413)			(413)
Stock-based Compensation (unaudited)				5					5
ESOP Allocation (unaudited)				(151)				179	28

Balance – March 31, 2011 (unaudited)	$31,816	16,418	$114	$111,198	$2,006	$(53,798)	$3,850	$(5,039)	$90,147

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,658)	$(1,114)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities -
Provision for Loan and Lease Losses	890	4,375
Amortization, net	314	182
Stock-Based Compensation	5	25
ESOP Compensation	28	149
Depreciation	386	473
Gain on Sale of Premises and Equipment	(5)	(8)
Loss on Sale of Other Real Estate and Repossessions, net	176	240
Write-down of Other Real Estate and Repossessions	797	6
Gain on the Sale of Available-for-Sale Securities	—	(57)
Accretion of Fair Value Adjustment, net	(8)	(15)
Accretion of Terminated Cash Flow Swaps	(481)	(519)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	1,411	(897)
Interest Receivable	172	237
Other Assets	510	(3,923)
Interest Payable	(840)	(753)
Other Liabilities	345	(2,209)

Net Cash Provided by (Used in) Operating Activities	1,042	(3,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Interest Bearing Deposits in Banks	15,018	(58,345)
Activity in Available-for-Sale-Securities
Maturities, Prepayments, and Calls	13,317	16,541
Sales	—	14,762
Purchases	(13,395)	(33,704)
Loan Originations and Principal Collections, net	34,295	38,459
Proceeds from Sale of Premises and Equipment	5	8
Proceeds from Sales of Other Real Estate and Repossessions	2,132	1,837
Additions to Premises and Equipment	(91)	(33)
Capital Improvements to Other Real Estate and Repossessions	(12)	(391)

Net Cash Provided by (Used in) Investing Activities	51,269	(20,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(47,483)	18,972
Net (Decrease) Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(982)	460
Net Decrease of Other Borrowings	(5)	(4)

Net Cash (Used in) Provided by Financing Activities	(48,470)	19,428

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,841	(5,246)
CASH AND CASH EQUIVALENTS - beginning of period	8,298	23,220

CASH AND CASH EQUIVALENTS - end of period	$12,139	$17,974

(See Accompanying Notes to Consolidated Financial Statements)

	Three Months Ended March 31,
(in thousands)	2011	2010
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$6,555	$5,248
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$4,816	$6,119
Income Taxes Paid	$167	$38

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

Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – OPERATIONAL AND REGULATORY MATTERS

The Company continues to operate in a difficult environment and has been significantly impacted by the unprecedented credit and economic turmoil, as well as the recessionary economy. Deterioration in the Tennessee and Georgia commercial and residential real estate markets and related declines in property values in those markets has had a negative impact on our operating results since the latter half of 2008.

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

Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of March 31, 2011, the third financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 12.3 percent and the Tier 1 capital to adjusted total assets was 7.3 percent. The Bank has notified the OCC of the non-compliance.

During the third quarter of 2010, the OCC requested additional information and clarifications to the Bank’s submitted strategic and capital plans as well as the management assessments. At this time, the Bank has not submitted updated strategic and capital plans. However, as discussed further in Note 15, the Company engaged Triumph Investment Managers, LLC (Triumph), to assist management with the refinement of a comprehensive business plan. The Company anticipates this business plan will incorporate strategic and capital plans that will be submitted to the OCC.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive income for the three-month period ended March 31, 2011 and 2010, respectively.

	Three months ended March 31,
	2011	2010
	(in thousands)
Net loss	$(2,658)	$(1,114)

Other comprehensive loss
Available-for-sale securities
Unrealized net gain on securities arising during the period	275	186
Tax expense related to unrealized net gain	(93)	(63)
Reclassification adjustments for realized gain included in net income	—	(57)
Tax effect related to gain realized in net income	—	19

Unrealized gain on securities, net of tax	182	85

Derivative cash flow hedges
Unrealized (loss) gain on derivatives arising during the period	(81)	25
Tax expense related to unrealized gain	27	(8)
Reclassification adjustments for realized gain included in net income	(480)	(519)
Tax effect related to gain realized in net income	163	176

Unrealized loss on derivatives, net of tax	(371)	(326)

Other comprehensive (loss) income, net of tax	(189)	(241)

Comprehensive loss	$(2,847)	$(1,355)

NOTE 4 – EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Net loss available to common shareholders	$(3,169)	$(1,619)

Denominator:
Weighted average common shares outstanding	15,840	15,649
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	1	—

Diluted shares	15,841	15,649

Net loss per common share:
Basic	$(0.20)	$(0.10)

Diluted	$(0.20)	$(0.10)

For the three months ended March 31, 2011 and 2010, there were 1,617 thousand and 2,006 thousand stock options, stock warrants and restricted stock awards that were not included in the computation of diluted earnings per share because the options were anti-dilutive under the treasury stock method, respectively. The anti-dilutive options expire between 2011 and 2019.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 5 – SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
March 31, 2011
Debt securities—
Federal agencies	$29,969	$237	$169	$30,037
Mortgage-backed	86,713	2,278	110	88,881
Municipals	34,377	1,062	73	35,366
Other	127	—	94	33

Total	$151,186	$3,577	$446	$154,317

Securities available-for-sale
December 31, 2010
Debt securities—
Federal agencies	$31,967	$199	$339	$31,827
Mortgage-backed	84,515	2,366	73	86,808
Municipals	34,700	947	147	35,500
Other	127	—	97	30

Total	$151,309	$3,512	$656	$154,165

There were no sales of securities for the three months ended March 31, 2011. Proceeds from sales of securities available-for-sale totaled $14,762 thousand for the three months ended March 31, 2010. Gross realized gains from sales of securities were $368 thousand for the three months ended March 31, 2010. Gross losses were $311 thousand for the three months ended March 31, 2010.

At March 31, 2011, December 31, 2010 and March 31, 2010, federal agencies, municipals and mortgage-backed securities with a carrying value of $22,823 thousand, $21,572 thousand and $31,666 thousand, respectively, were pledged to secure public deposits. At March 31, 2011, December 31, 2010 and March 31, 2010, the carrying amount of securities pledged to secure repurchase agreements was $18,581 thousand, $30,254 thousand and $25,577 thousand, respectively. At March 31, 2011, December 31, 2010 and March 31, 2010, securities of $5,762 thousand, $5,756 thousand and $6,195 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At March 31, 2011, the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $10,985 thousand.

Maturity of Securities

The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2011.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$2,542	$2,576
Over 1 year through 5 years	30,154	30,824
5 years to 10 years	27,448	27,784
Over 10 years	4,329	4,252

	64,473	65,436
Mortgage-backed securities	86,713	88,881

Total	$151,186	$154,317

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2011
Federal agencies	$6,823	$169	$—	$—	$6,823	$169
Mortgage-backed	13,409	110	—	—	13,409	110
Municipals	1,808	46	375	27	2,183	73
Other	—	—	33	94	33	94

Totals	$22,040	$325	$408	$121	$22,448	$446

December 31, 2010
Federal agencies	$15,147	$339	$—	$—	$15,147	$339
Mortgage-backed	8,466	73	—	—	8,466	73
Municipals	4,030	110	364	37	4,394	147
Other	—	—	30	97	30	97

Totals	$27,643	$522	$394	$134	$28,037	$656

As of March 31, 2011, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of March 31, 2011, gross unrealized losses in the Company’s portfolio totaled $446 thousand, compared to $656 thousand as of December 31, 2010. The unrealized losses in federal agencies (consisting of three securities), mortgage-backed (consisting of five securities) and municipal (consisting of six securities) securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at March 31, 2011 are considered temporary.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Loans secured by real estate—
Residential 1-4 family	$240,906	$252,026	$278,695
Commercial	215,831	226,357	255,174
Construction	74,672	84,232	125,603
Multi-family and farmland	35,556	36,393	41,314

	566,965	599,008	700,786
Commercial loans	77,087	82,807	138,156
Consumer installment loans	29,468	33,860	45,564
Leases, net of unearned income	5,467	7,916	17,405
Other	3,661	3,500	3,601

Total loans	682,648	727,091	905,512
Allowance for loan and lease losses	(22,500)	(24,000)	(26,101)

Net loans	$660,148	$703,091	$879,411

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

The following table presents an analysis of the activity in the allowance for loan and lease losses for the periods ended March 31, 2011 and March 31, 2010. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $6 thousand for the three month periods ended March 31, 2011 and March 31, 2010, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $235 thousand and $211 thousand at March 31, 2011 and 2010, respectively.

Allowance for Loan and Lease Losses

For the Three Months Ended March 31, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000
Charge-offs	(270)	(662)	(700)	(—)	(352)	(122)	(919)	(—)	—	(3,025)
Recoveries	6	1	38	6	253	36	301	—	—	641
Provision	(402)	492	1,136	(82)	(908)	(129)	783	(6)	—	884

Ending balance, March 31, 2011	$6,680	$5,381	$3,379	$685	$4,685	$598	$1,082	$10	$—	$22,500

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the Three Months Ended March 31, 2010

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2009	$5,037	$4,525	$6,706	$766	$6,953	$1,107	$1,386	$12	$—	$26,492
Charge-offs	(429)	(—)	(2,413)	(130)	(1,232)	(358)	(494)	(—)	—	(5,056)
Recoveries	3	145	1	—	109	37	—	1	—	296
Provision	742	729	315	(69)	1,691	532	425	4	—	4,369

Ending balance, March 31, 2010	$5,353	$5,399	$4,609	$567	$7,521	$1,318	$1,317	$17	$—	$26,101

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of March 31, 2011.

As of March 31, 2011

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,366	$—	$13,774	$—	$19,221	$900	$1,069	$—	$36,430	$900
Collectively evaluated	238,540	6,680	202,057	5,381	55,451	2,479	34,487	685	530,535	15,225

Total evaluated	$240,906	$6,680	$215,831	$5,381	$74,672	$3,379	$35,556	$685	$566,965	$16,125

(continued from above)	Commercial		Consumer		Leases		Other		Grand Total
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,948	$304	$1,673	$—	$1,089	$—	$—	$—	$43,140	$1,204
Collectively evaluated	73,139	4,381	27,795	598	4,378	1,082	3,661	10	639,508	21,296

Total evaluated	$77,087	$4,685	$29,468	$598	$5,467	$1,082	$3,661	$10	$682,648	$22,500

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2010.

As of December 31, 2010

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,944	$—	$8,232	$—	$23,909	$148	$415	$—	$34,500	$148
Collectively evaluated	250,082	7,346	218,125	5,550	60,323	2,757	35,978	761	564,508	16,414

Total evaluated	$252,026	$7,346	$226,357	$5,550	$84,232	$2,905	$36,393	$761	$599,008	$16,562

(continued from above)	Commercial		Consumer		Leases		Other		Grand Total
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,600	$309	$1,423	$—	$2,083	$—	$—	$—	$41,606	$457
Collectively evaluated	79,207	5,383	32,437	813	5,833	917	3,500	16	685,485	23,543

Total evaluated	$82,807	$5,692	$33,860	$813	$7,916	$917	$3,500	$16	$727,091	$24,000

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

For the allowance analysis, the Company’s primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2011:

As of March 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$207,493	$6,865	$24,182	$2,366	$240,906
Real estate: Commercial	169,946	14,111	18,000	13,774	215,831
Real estate: Construction	41,442	3,458	10,551	19,221	74,672
Real estate: Multi-family and farmland	30,624	1,936	1,927	1,069	35,556
Commercial	51,121	3,893	18,125	3,948	77,087
Consumer	27,298	26	471	1,673	29,468
Leases	—	1,864	2,514	1,089	5,467
Other	3,641	—	20	—	3,661

Total Loans	$531,565	$32,153	$75,790	$43,140	$682,648

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2010:

As of December 31, 2010

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,553	4,338	20,316	3,600	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases	—	2,036	3,797	2,083	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,449	$39,033	$80,003	$41,606	$727,091

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $43,140 thousand

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

and $41,606 thousand at March 31, 2011 and December 31, 2010, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the three months ended March 31, 2011. The following table presents additional information on the Company’s impaired loans as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$2,366	$2,700	$—	$1,944	$2,265	$—
Real estate: Commercial	13,774	15,167	—	8,232	9,210	—
Real estate: Construction	13,985	18,130	—	18,644	24,886	—
Real estate: Multi-family and farmland	1,069	1,350	—	415	415	—
Commercial	3,020	13,100	—	2,658	12,634	—
Consumer	1,673	1,673	—	1,423	1,423	—
Leases	1,089	2,898	—	2,083	2,198	—
Other	—	—	—	—	—	—

Total	$36,976	$55,018	$—	$35,399	$53,031	$—

Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$—	$—	$—
Real estate: Commercial	—	—	—	—	—	—
Real estate: Construction	5,236	5,400	900	5,265	5,400	148
Real estate: Multi-family and farmland	—	—	—	—	—	—
Commercial	928	977	304	942	977	309
Consumer	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$6,164	$6,377	$1,204	$6,207	$6,377	$457

Nonaccrual loans were $52,539 thousand, $54,082 thousand and $50,305 thousand at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The following table provides nonaccrual loans by type:

	As of March 31, 2011	As of December 31, 2010	As of March 31, 2010
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$7,648	$8,906	7,392
Real estate: Commercial	14,705	9,181	5,622
Real estate: Construction	19,944	25,586	13,950
Real estate: Multi-family and farmland	1,320	826	1,281
Commercial	4,818	4,228	16,234
Consumer and other	1,862	1,896	1,883
Leases	2,242	3,459	3,943

Total Loans	$52,539	$54,082	$50,305

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of March 31, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
Loans by Classification
Real estate: Residential 1-4 family	$6,030	$3,187	$9,217	$231,689	$240,906	$137
Real estate: Commercial	6,236	6,326	12,562	203,269	215,831	863
Real estate: Construction	1,958	14,098	16,056	58,616	74,672	2,109
Real estate: Multi-family and farmland	715	766	1,481	34,075	35,556	—

Subtotal of real estate secured loans	14,939	24,377	39,316	527,649	566,965	3,109
Commercial	4,311	3,628	7,939	69,148	77,087	1,075
Consumer	314	1,734	2,048	27,420	29,468	30
Leases	1,615	1,792	3,407	2,060	5,467	48
Other	56	17	73	3,588	3,661	17

Total Loans	$21,235	$31,548	$52,783	$629,865	$682,648	$4,279

As of December 31, 2010

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
Loans by Classification
Real estate: Residential 1-4 family	$3,629	$5,855	$9,484	$242,542	$252,026	$403
Real estate: Commercial	5,185	5,905	11,090	215,267	226,357	2,271
Real estate: Construction	3,732	15,371	19,103	65,129	84,232	3
Real estate: Multi-family and farmland	53	1,757	1,810	34,583	36,393	985

Subtotal of real estate secured loans	12,599	28,888	41,487	557,521	599,008	3,662
Commercial	1,726	2,955	4,681	78,126	82,807	409
Consumer	384	2,430	2,814	31,046	33,860	679
Leases	2,725	3,055	5,780	2,136	7,916	82
Other	80	6	86	3,414	3,500	6

Total Loans	$17,514	$37,334	$54,848	$672,243	$727,091	$4,838

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as they do for on-balance-sheet instruments. The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2011, December 31, 2010 and March 31, 2010, was as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands)
Commitments to extend credit	$120,464	$127,377	$157,755
Standby letters of credit	$13,798	$14,090	$15,394

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Beginning with the February 15, 2010 dividend on the Preferred Stock, the Company’s Board of Directors elected to defer payments on the dividend on the Preferred Stock. Dividends for the Series A Preferred Stock are cumulative. If the Company misses six quarterly Preferred Stock dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. The Treasury has requested, and the Company agreed, to permit an observer employed by the Treasury to attend meetings of the Company’s Board of Directors.

On September 7, 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of Atlanta. As part of the Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. Note 2 provides additional information on the Agreement.

The Company recognized $413 thousand and $413 thousand in expense for Preferred Stock dividends for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the unpaid, accrued dividend is $2,269 thousand and is included in other liabilities in the Company’s consolidated balance sheet. As of March 31, 2011 and 2010, the Company recognized $98 thousand and $92 thousand, respectively, in Preferred Stock discount accretion.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

ESOP Activity

On March 31, 2011, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 1% of the employee’s compensation for the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are as follows:

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense (in thousands)
Shares as of December 31, 2010	577,723	—	622,953
Shares allocated for first quarter 2011 match	(27,669)	—	27,669	$28

Shares as of March 31, 2011	550,054	—	650,622

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

During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. Positive evidence included the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of March 31, 2011, the valuation allowance totals $25,971 thousand.

For the three months ended March 31, 2011 and 2010, the Company recognized an income tax provision of $191 thousand and an income tax benefit of $1,154 thousand, respectively. The following reconciles the income tax provision (benefit) to statutory rates:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Federal taxes at statutory tax rate	$(839)	$(771)
Tax exempt earnings on loans and securities	(113)	(131)
Tax exempt earnings on bank owned life insurance	(87)	(86)
Low-income housing tax credits	(97)	(103)
Other, net	29	52
State tax provision, net of federal effect	(123)	(115)
Changes in the deferred tax asset valuation allowance	1,421	—

Income tax provision (benefit)	$191	$(1,154)

The increase in the deferred tax valuation allowance offset the income tax benefits recognized for the three months ended March 31, 2011. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.

The Company evaluated its material tax positions as of March 31, 2011. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

component of income tax expense in the Company’s consolidated financial statements. The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2011	$1,338
Increases related to prior year tax positions	—
Increases related to current year tax positions	27
Lapse of statute	—

Balance at March 31, 2011	$1,365

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011.

	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale	$154,317	$—	$154,067	$250
Loans held for sale	1,145	—	1,145	—
Forward loan sales contracts	1	—	1	—

Financial liabilities
None	—	—	—	—

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of March 31, 2011.

	Beginning Balance	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
	(in thousands)
Financial Assets
Securities available-for-sale	$250	$—	$—	$—	$250

The Company did not recognize any unrealized gains or losses on Level 3 fair value assets or liabilities.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At March 31, 2011, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), repossessions, and collateral-dependent impaired loans. Such measurements were determined utilizing Level 2 and Level 3 inputs.

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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the three months ended March 31, 2011.

	Carrying Value as of March 31, 2011	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2011
	(in thousands)
Other real estate owned	$3,123	$—	$3,123	$—	$(1,111)
Repossessions	8	—	8	—	(13)
Collateral-dependent impaired loans	4,120	—	4,120	—	(2,163)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the estimated fair values of the Company’s financial instruments.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$12,139	$12,139	$8,298	$8,298
Interest bearing deposits in banks	$185,603	$185,603	$200,621	$200,621
Securities available-for-sale	$154,317	$154,317	$154,165	$154,165
Loans held for sale	$1,145	$1,145	$2,556	$2,556
Loans	$681,503	$692,035	$724,535	$736,232
Allowance for loan and lease losses	$(22,500)	$(22,500)	$24,000	$24,000

Financial liabilities
Deposits	$1,001,240	$993,938	$1,048,723	$1,052,784
Federal funds purchased and securities sold under agreements to repurchase	$14,951	$14,951	$15,933	$15,933
Other borrowings	$72	$72	$77	$77

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

As of March 31, 2011, December 31, 2010 and March 31, 2010, there was $1,145 thousand, $2,556 thousand and $2,138 thousand in loans held for sale recorded at fair value, respectively. For the three months ended March 31, 2011 and 2010, $205 thousand and $149 thousand, respectively, in loan origination and related fee income was recognized in non-interest income and an insignificant amount of origination and related fee expense was recognized in non-interest expense utilizing the fair value option.

For the three months ended March 31, 2011 and 2010, the Company recognized losses of $213 thousand and $122 thousand, respectively, due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and offset $295 thousand and $58 thousand of the change in fair value of loans held for sale, respectively.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$1,145	$1,146	$(1)

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivatives in accordance with ASC 815. The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of March 31, 2011, the Company has not entered into a transaction in a dealer capacity.

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

On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. The Company recognized a total of $480 thousand and $519 thousand in interest income for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2011[1]	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$141	$62	$203
Accretion of gain from 2009 terminated swaps	$1,227	$1,272	$2,499

[1]	Represents the gain accretion for April 1, 2011 to December 31, 2011. Excludes the amounts recognized in the first three months of 2011.

The following table presents the cash flow hedges as of March 31, 2011.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$1,145	$1	$—	$1	Various

	$1,145	$1	$—	$1

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	$—	$—	$17	June 28, 2011
Interest rate swap	20,000	—	—	13	June 28, 2011
Interest rate swap	35,000	—	—	104	June 28, 2012
Interest rate swap	25,000	—	—	825	October 15, 2012
Interest rate swap	25,000	—	—	825	October 15, 2012

	$130,000	$—	$—	$1,784

[1]

The $1.8 million of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2011, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents additional information on the active derivative positions as of March 31, 2011.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$1,145	Other assets	$1	Other liabilities	N/A	Noninterest income – other	$296

Hedged Items:
Loans held for sale	N/A	Loans held for sale	$1,145	N/A	N/A	Noninterest income – other	N/A

For the three months ended March 31, 2011, no significant amounts were recognized for hedge ineffectiveness.

NOTE 13 – DEPOSITS

Deposits decreased by $47,483 thousand, or 4.5% (18.1% annualized) from December 31, 2010 and decreased by $200,406 thousand, or 16.7%, from March 31, 2010. Excluding the changes in brokered deposits, the Company’s year-over-year deposits decreased by $124,862 thousand, or 14.7%, and by $10,459 thousand, or 1.4% (5.7% annualized) from December 31, 2010. From March 31, 2010 to March 31, 2011, the Company’s fastest growing sector of core deposits was noninterest bearing demand accounts that grow $4,921 thousand, or 3.1%. The Company defines core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 301): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update provides additional guidance in determining what is considered a troubled debt restructuring (“TDR”). The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. The Company is currently evaluating the impact of this update to its consolidated financial statements.

Effective December 31, 2010, the Company adopted the provisions of the FASB Accounting Standards Update 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20). The update requires additional disclosures about the credit quality of financing receivables, which include loans, lease receivables, and other long-term receivables, and the associated credit allowances. The disclosure requirements as of March 31, 2011 are included in Note 6, “Loans and Allowance for Loan and Lease Losses,” to the consolidated financial statements.

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

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 15 – SUBSEQUENT EVENTS

On April 4, 2011, the Company received a notice from the NASDAQ Stock Market (“Nasdaq”) that its stock had closed below $1.00 per share for 30 consecutive business days, and was therefore not in compliance with Nasdaq Marketplace Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Marketplace Rule 5810(c)(3)(A), the Company may regain compliance with the Bid Price Rule if its stock closes at or above $1.00 for 10 consecutive business days by October 3, 2011. The notification has no effect on the listing of the Company’s stock at this time. The Company filed a Current Report on Form 8-K on April 8, 2011 that provides additional information.

On April 11, 2011, the Company increased the size of its Board of Directors and elected Kelly P. Kirkland to serve on the Board of First Security Group, Inc. Ms. Kirkland was in private practice with a Chattanooga law firm for 27 and a half years prior to retiring at the end of 2010. The Company filed a Current Report on Form 8-K on April 15, 2011 that provides additional information.

On April 27, 2011, the Company announced that Ralph E. “Gene” Coffman, Jr. was appointed acting interim Chairman and Chief Executive Officer, pending regulatory non-objection, following the resignation of Rodger B. Holley as Chairman and Chief Executive Officer of the Company. In connection with his resignation, Mr. Holley and the Company entered into a severance agreement (Agreement). Pursuant to the Agreement, Mr. Holley will retain certain benefits provided by the terms of a salary continuation agreement, dated December 21, 2005, but limited to the amount accrued and vested as of December 31, 2010, which was approximately $2.0 million. The Company filed a Current Report on Form 8-K on April 27, 2011 that provides additional information.

During April 2011, the Company’s Board of Directors elected to defer the May 15, 2011 Preferred Stock dividend.

On April 29, 2011, the Company announced that Ralph E. Mathews, Jr. resigned from the Board of Directors. In connection with his resignation, the Company appointed Carol H. Jackson as lead independent director. The Company filed a Current Report on Form 8-K on April 29, 2011 that provides additional information.

On May 4, 2011, the Company announced the engagement of Triumph Investment Managers, LLC. (Triumph) to provide strategic advisory services. Additionally, the Company invited Triumph’s managing directors, Robert P. “Bob” Keller and John J. “Jack” Clarke to serve on the Company’s Board of Directors, pending regulatory non-objection. The Company filed a Current Report on Form 8-K on May 4, 2011 that provides additional information.

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

FIRST QUARTER 2011 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected results of operations and financial condition reflected in the unaudited financial statements for the three-month periods ended March 31, 2011 and 2010. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Company Overview

First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of March 31, 2011. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. (Bank) has 36 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 314 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and internet banking (www.FSGBank.com) services.

Strategic Initiatives and Triumph Investment Managers

During 2009 and 2010, we implemented a number of strategic initiatives to position us appropriately for both short-term stability and long-term success. Initiatives included centralizing loan underwriting and approval, deepening senior management, improving our liquidity position and outsourcing the marketing and sales function for most of our foreclosed properties. Throughout 2011, we anticipate continuing to execute these prior initiatives.

As announced on May 4, 2011, we engaged Triumph Investment Managers, LLC (Triumph) to provide strategic advisory services and invited the managing directors of Triumph, Mr. Robert P. Keller and John J. Clarke, to serve on our Board of Directors. The mutual goal of this engagement is to create and restore shareholder value through the realignment of the organizational structure and the installation of a philosophy that provides for greater accountability. Triumph and management will evaluate, monitor, and, as appropriate, refine, these existing initiatives, while also considering others.

Going Concern Discussion

In connection with our audited financial statements for the year ended December 31, 2010, our independent registered public accounting firm included language in its audit opinion related to our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2010, we recognized that the losses recorded during 2009 and

2010 had significantly impacted our operating results for those two years. Our ability to continue as a going concern is contingent upon our ability to devise and successfully execute a management plan to develop profitable operations, satisfy the requirements of the regulatory actions detailed above, and lower the level of problem assets to an acceptable level.

As discussed above, we are developing strategic and capital plans, which include, but are not limited to: (1) reorganizing management into a line of business structure, (2) restructuring credit and lending functions with new policies and centralized processes, (3) reducing adversely classified assets, (4) maintaining an adequate allowance for loan losses, (5) actively working to maintain appropriate liquidity while reducing reliance on non-core sources of funding and (6) evaluating strategic and capital opportunities.

We believe that the successful execution of the strategic initiatives will ultimately result in full compliance with the regulatory requirements and position us for long-term growth and a return to profitability. Although we recognized a loss for the first quarter of 2011, our strategic initiatives appear to have made a positive change as we significantly narrowed our loss in the first quarter of 2011 compared to the last two quarters of 2010.

Material Weakness in Internal Controls over Financial Reporting

As reported in the December 31, 2010 Annual Report on Form 10-K, management determined that a material weakness in internal controls over financial reporting existed as of December 31, 2010. Specifically, First Security did not maintain an effective control environment. The control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting.

Subsequent to year-end, various changes have occurred that may have subsequently affected First Security’s control environment:

•

On February 23, 2011, John R. Haddock was appointed acting interim Chief Financial Officer following the resignation of William L. Lusk, Jr. Mr. Haddock has served as the Corporate Controller since 2006.

•

On April 11, 2011, Kelly P. Kirkland joined the Board of Directors. Ms. Kirkland brings over 27 years of legal experience in private practice, including the representation of numerous complex public companies.

•

On April 21, 2011, Ralph E. Coffman, Jr. was appointed acting interim Chairman and Chief Executive Officer following the resignation of Rodger B. Holley. Mr. Coffman has more than 20 years of executive management experience in financial organizations, including serving in the CEO or President role at three different financial institutions.

•

On May 4, 2011, we engaged Triumph to assist the Board and management with strategic advisory services. Pursuant to our agreement, our Board invited, subject to regulatory non-objections, Robert P. Keller and John J. Clarke, the managing directors of Triumph, to serve on our Board. Mr. Keller and Mr. Clarke provide over 60 years of experience in investment and bank activity, including leadership experience as directors to three other financial institutions.

Overall, management believes that First Security’s control environment has improved as of the filing of this Quarterly Report on Form 10-Q. However, we are continuing to evaluate various additional changes, included but not limited to, revisions to policies, additional training and education. We are committed to establishing and maintaining an appropriate control environment and we anticipate that these actions and measures combined with future actions will appropriately address the material weakness related to the issues described above.

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

We are currently deemed not in compliance with the provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC. We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Order will not have a material adverse effect on the operations and financial condition of FSGBank, or that further enforcement actions won’t be imposed on FSGBank.

Management has maintained open communication with the OCC and the Federal Reserve Bank regarding the changes within the First Security as well as the First Security financial condition. We do not currently expect any immediate negative action by the regulators against the First Security.

Overview

Market Conditions

The economic recovery continued during the first three months of 2011, with positive trends in employment data. As of April 2011, nonfarm payroll employment increased for the seventh consecutive month. However, the housing market continues to be weak due to the elevated inventory of foreclosed and distressed properties. As our financial results can be a reflection of our regional economy, we monitor and evaluate local and regional economic trends. At this time, we anticipate our regional economy will recover at a faster rate than the national average due to the economic developments occurring in our region.

Announced in 2008, the $1 billion Volkswagen automotive production facility has launched vehicle production. The Volkswagen plant has added about 2,000 direct jobs, including approximately 400 white-collar jobs, and up to 9,500 indirect jobs to the region. We believe the positive economic impact on Chattanooga and the surrounding region from Volkswagen and other recently announced large economic investments will be significant and it may stabilize and possibly increase real estate values and enhance economic activity within our market area.

While the economic recession has resulted in higher unemployment across the country, our market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 8.2% and 7.5%, respectively (as of March 2011, the most recent available data), than the Tennessee rate of 9.5%. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint. The unemployment rate in the Dalton MSA is 11.5% (as of March 2011) compared to the Georgia rate of 9.8%. For the Chattanooga and Knoxville MSAs, the number of unemployed workers is decreasing and, as of March 2011, has declined by 18% in Chattanooga and 20% in Knoxville since the peak in June 2009. We believe these positive employment trends will continue throughout 2011.

Our market area has also benefited from a relatively stable housing market. According to the National Association of REALTORS, the median sales prices of existing single-family homes increased 3.9% and 3.4% for the Chattanooga and Knoxville MSAs, respectively, comparing the first quarter of 2011 to the same period in 2010 compared to a decline of 4.6% for the nation and 0.6% for the census region identified as the South. While our region continues to have elevated inventory of housing, we are hopeful that housing prices will continue to increase and remain above the regional and national levels due to the significant economic investments being made in our market.

Financial Results

As of March 2011, we had total consolidated assets of $1.1 billion, total loans of $682.6 million, total deposits of $1.0 billion and stockholders’ equity of $90.1 million. For the three months ended March 31, 2011, our net loss available to common shareholders was $3.2 million, resulting in basic and diluted net loss of $0.20 per share.

As of March 31, 2010, we had total consolidated assets of $1.4 billion, total loans of $905.5 million, total deposits of $1.2 billion and stockholders’ equity of $139.6 million. For the three months ended March 31, 2010, our net loss available to common shareholders was $1.6 million, resulting in basic and diluted net loss of $0.10 per share.

Net interest income decreased by $2.1 million primarily due to a reduction in our loan portfolio. The provision for loan and lease losses decreased by $3.5 million based on our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, trends in non-performing and classified loans and general economic conditions. Noninterest income decreased by $40 thousand, while noninterest expense increased by $1.5 million. The decrease in noninterest income is attributable to a reduction in revenue from deposit fees, partially offset by an increase in mortgage loan and related fee income. Noninterest expense increased primarily due to higher costs associated with nonperforming assets, FDIC insurance expense and professional fees. There were 314 full-time equivalent employees as of March 31, 2011, compared to 345 as of March 31, 2010.

Our efficiency ratio increased in the first quarter of 2011 to 116.1% compared to 82.4% in the same period of 2010 primarily due to reductions in net interest income and noninterest income and increases to noninterest expense. We anticipate our efficiency ratio to stabilize and begin to improve during the second half of 2011 as we focus on enhancing revenue while reducing certain overhead expenses. The stabilization and possible improvement of our efficiency ratio in 2011 is contingent on both macro-economic factors, such as changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate value.

Net interest margin in the first quarter of 2011 was 2.99%, or 18 basis points lower than the prior year period of 3.17%. We believe that our net interest margin will remain consistent or continue to improve throughout 2011 as we fund maturing higher cost deposits with existing cash reserves and therefore eliminating negative spread on our elevated cash position. The projected continued increase of our net interest margin is dependent on our loan and deposit pricing, our ability to raise core deposits and any possible actions to the target federal funds rate by the Federal Reserve Board.

For the first quarter of 2011, our Board of Directors elected to defer payment of the Series A Preferred Stock (Preferred Stock). To date, the Company has deferred five consecutive Preferred Stock dividend payments. If we miss six quarterly Preferred Stock dividend payments, whether or not consecutive, the U.S. Treasury (Treasury) will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. Pursuant to the Written Agreement between First Security and the Federal Reserve, we may not declare or pay dividends without prior written consent from the Federal Reserve. During 2011, the Treasury requested an observer be allowed to attend our Board meetings, and we anticipate the observer will begin attending Board meetings in May 2011.

RESULTS OF OPERATIONS

We reported a net loss available to common shareholders for the first quarter of 2011 of $3.2 million versus net loss for the same period in 2010 of $1.6 million. In 2011, our net loss per share (basic and diluted) was $0.20, on approximately 15,840 thousand basic and 15,841 diluted weighted average shares outstanding compared to a net loss per share (basic and diluted) of $0.10 for the same period in 2010.

Net income available to common shareholders in the first quarter of 2011 was below the 2010 level as a result of the reduction in our loan portfolio and higher operating expenses associated with elevated levels of non-performing assets. The 2011 loss before taxes was $199 thousand, or 8.8%, higher than the loss in 2010. Noninterest expense increased by $1.5 million, while noninterest income declined by $40 thousand. As of March 31, 2011, we had 36 banking offices, including the headquarters, and 314 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the period ended March 31, 2011 compared to the same period in 2010.

CONDENSED CONSOLIDATED INCOME STATEMENT

		Change from Prior Year
	2011	Amount	Percentage
	(in thousands, except percentages)
Interest income	$11,502	$(3,539)	(23.5)%
Interest expense	3,976	(1,390)	(25.9)%

Net interest income	7,526	(2,149)	(22.2)%
Provision for loan and lease losses	890	(3,485)	(79.7)%

Net interest income after provision for loan and lease losses	6,636	1,336	25.2%
Noninterest income	2,264	(40)	(1.7)%
Noninterest expense	11,367	1,495	15.1%

Net loss before income taxes	(2,467)	(199)	8.8%
Income tax expense	191	1,345	116.6%

Net loss	(2,658)	(1,544)	138.6%
Preferred stock dividends and discount accretion	511	6	1.2%

Net loss available to common shareholders	$(3,169)	$(1,550)	95.7%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended March 31, 2011, net interest income decreased by $2.1 million, or 22.2%, to $7.5 million compared to $9.7 million for the same period in 2010.

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

The following table summarizes net interest income and average yields and rates paid for the quarters ended March 31, 2011 and 2010.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(restated)
	(in thousands, except percentages)
Assets
Earning assets:
Loans, net of unearned income	$707,034	$10,188	5.84%	$931,566	$13,453	5.86%
Investment securities – taxable	118,100	875	3.00%	105,361	1,104	4.25%
Investment securities – non-taxable	35,340	502	5.76%	41,289	578	5.68%
Other earning assets	184,986	124	0.27%	188,491	123	0.26%

Total earning assets	1,045,460	11,689	4.53%	1,266,707	15,258	4.89%

Allowance for loan and lease losses	(24,891)			(26,776)
Intangible assets	1,417			1,864
Cash & due from banks	10,938			8,920
Premises & equipment	30,706			33,003
Other assets	72,365			78,051

TOTAL ASSETS	$1,135,995			$1,361,769

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
NOW accounts	$62,606	41	0.27%	$62,935	45	0.29%
Money market accounts	118,256	255	0.87%	138,264	384	1.13%
Savings deposits	38,525	23	0.24%	37,195	24	0.26%
Time deposits less than $100 thousand	201,535	812	1.63%	243,953	1,343	2.23%
Time deposits of $100 thousand, or more	149,742	669	1.81%	206,429	1,194	2.35%
Brokered CDs and CDARS®	295,137	2,063	2.83%	323,650	2,197	2.75%
Brokered money markets and NOWs	—	—	—%	26,609	57	0.87%
Repurchase agreements	16,041	112	2.83%	19,882	121	2.47%
Other borrowings	74	1	5.48%	91	1	4.46%

Total interest bearing liabilities	881,916	3,976	1.83%	1,059,008	5,366	2.05%

Net interest spread		$7,713	2.70%		$9,892	2.84%

Noninterest bearing demand deposits	152,054			150,447
Accrued expenses and other liabilities	10,239			10,597
Stockholders’ equity	88,049			135,619
Accumulated other comprehensive income	3,737			6,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,135,995			$1,361,769

Impact of noninterest bearing sources and other changes in balance sheet composition			0.29%			0.33%

Net interest margin			2.99%			3.17%

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO 2010

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(3,243)	$(22)	$(3,265)
Investment securities – taxable	133	(362)	(229)
Investment securities – non-taxable	(83)	7	(76)
Other earning assets	(2)	3	1

Total earning assets	(3,195)	(374)	(3,569)

Interest bearing liabilities:
NOW accounts	—	(4)	(4)
Money market accounts	(56)	(73)	(129)
Savings deposits	1	(2)	(1)
Time deposits less than $100 thousand	(234)	(297)	(531)
Time deposits of $100 thousand, or more	(328)	(197)	(525)
Brokered CDs and CDARS®	(194)	60	(134)
Brokered money markets accounts and NOWs	(57)	—	(57)
Repurchase agreements	(23)	14	(9)
Other borrowings	—	—	—

Total interest bearing liabilities	(891)	(499)	(1,390)

Increase (decrease) in net interest income	$(2,304)	$125	$(2,179)

Net Interest Income – Volume and Rate Changes

Interest income for the first quarter of 2011 was $11.5 million, which is a 23.5% decrease compared to the same period in 2010. Average earnings assets for the first quarter of 2011 decreased $221.2 million, or 17.5%, compared to the same period in 2010. Average loans in 2011 declined by $224.5 million, or 24.1%. The change in mix and volume of earning assets reduced interest income by $3.2 million comparing 2011 to 2010. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged over $180 million for the first quarter of 2011. The yield on this account is approximately 25 basis points. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk, which we describe more fully below in the Liquidity Section, resulting from deteriorating asset quality and the Consent Order. We anticipate average loans to continue to decline as loan reductions continue to exceed new loan demand. In addition, we anticipate average earning assets to decline as brokered deposits mature and are funded with existing cash reserves.

The yield on average earning assets declined 36 basis points from 4.89% to 4.53% comparing the three months ended March 31, 2011 to the same period in 2010. The decline in yield further reduced interest income by an additional $374 thousand. Comparing 2011 to 2010, the yield on loans was consistent at 5.84% compared to 5.86% for 2010. We anticipate the yield on loans to improve in 2011 as we have instituted higher loan pricing floors on new and renewing loans. The yield on taxable investment securities declined from 4.25% to 3.00%. A portion of this decline is a result of a bond swap conducted in the first quarter of 2010 in which we sold approximately $14.7 million of investment securities with an average tax-equivalent yield of 5.20% and replaced with $14.6 million of bonds with an average tax-equivalent yield of 3.17%. The transaction eliminated the credit risk associated with our private-label CMO securities, as well as certain municipal securities. We anticipate the yield on investment securities to remain consistent for the remainder of 2011. We are maintaining an asset-sensitive balance sheet and will benefit from the eventual increase in the federal funds rate. As of March 31, 2011, our loan portfolio is approximately 60% fixed rate, 34% variable rate and 6% adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Total interest expense was $4.0 million in the first quarter of 2011, or 25.9% lower than the comparable period in 2010. Interest expense decreased due to a decline in average balances of retail, jumbo and brokered certificates of deposit as new and maturing deposits as well as significant reductions in the rates paid on retail and jumbo certificates of deposit. Average interest bearing liabilities decreased $177.1 million, or 16.7%, for the three months ended March 31, 2011 compared to the same period in 2010. The reduction in interest bearing liabilities was primarily a result of decreases in retail, jumbo and brokered certificates of deposit. The deposit gathering activities at the branch level maintained the level of saving and NOW accounts. The average rate paid on interest bearing liabilities decreased 22 basis points to 1.83% from 2.05% for the period ended March 31, 2011 and 2010, respectively. The decrease is due primarily to term deposits maturing and repricing at lower current market rates.

We expect average loans to stabilize during the remainder of 2011 while other earning assets begin to decline as brokered deposits mature and are funded with existing cash reserves. The average yield on loans in 2011 should be comparable to the first quarter 2011 as we do not currently anticipate significant changes to interest rates. We expect average brokered deposits to decline during the second half of 2011 while all other interest bearing liabilities to stabilize. Rates paid on deposits are expected to be consistent with the current rates.

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

Our net interest rate spread (on a tax equivalent basis) was 2.70% for the period ended March 31, 2011 compared to 2.84% for the same period in 2010. Net interest margin (on a tax equivalent basis) was 2.99% for the period ended March 31, 2011 compared to 3.17% for the same period in 2010. The decreased net interest spread and margin are the result of the combination of lower loan volumes and higher other earning asset volumes partially offset by deposit rates reducing faster than asset yields. As of March 31, 2011, our balance at the Federal Reserve Bank was approximately $183 million. The negative spread associated between the interest-bearing cash and the brokered deposits will continue to negatively impact our net interest spread and margin. Average interest bearing liabilities as a percentage of average earning assets was 84.4% for the period ended March 31, 2011 compared to 83.6% for the same period in 2010. Noninterest bearing funding sources contributed 29 basis points to the net interest margin during the first quarter of 2011 compared to 33 basis points in the same period in 2010.

In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. For the three months ended March 31, 2011, the accretion of the swaps added approximately $480 thousand to interest income. The accretion for the remainder of 2011 will be approximately $450 thousand per quarter.

We anticipate our net interest margin will remain consistent or continue to improve during the remainder of 2011. Increasing our margin is dependent on multiple factors, including our ability to raise core deposits, anticipated maturities of brokered deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible action by the Federal Reserve Board to adjust the target federal funds rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three months ended March 31, 2011 was $890 thousand compared to $4.4 million in the same period of 2010. Net charge-offs for the first quarter of 2011 were $2.4 million compared to net charge-offs of $4.8 million for the same period in 2010. Annualized net charge-offs as a percentage of average loans were 1.35% for the three months ended March 31, 2011 compared to 2.04% for the same period in 2010. Our peer group’s average annualized net charge-offs (as reported in the March 31, 2011 Uniform Bank Performance Report) were 0.82%.

The decrease in our provision for loan and lease losses for the first quarter of 2011 compared to the same period in 2010 resulted from our analysis of inherent risks in the loan portfolio in relation to the reduction of our portfolio, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. As of March 31, 2011, management determined our allowance of $22.5 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We will reanalyze the allowance on at least a quarterly basis, and the next review will be at June 30, 2011, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio. As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for the remainder of 2011. Furthermore, the provision expense could materially increase or decrease in 2011 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.

Noninterest Income

Noninterest income totaled $2.3 million for the first quarter of this year, a decrease of $40 thousand, or 1.7%, from the same period in 2010. The decrease is a result of lower deposit fees and a reduction in gains on sales of repossessions.

The following table presents the components of noninterest income for the periods ended March 31, 2011 and 2010.

NONINTEREST INCOME

	Three Months Ended March 31,
	2011	Percent Change	2010
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$585	(22.9)%	$759
Service charges on deposit accounts	197	(18.3)%	241
Point-of-sale (POS) fees	317	10.8%	286
Bank-owned life insurance income	257	2.0%	252
Trust fees	228	23.2%	185
Mortgage loan and related fees	205	37.6%	149
Net gain on sale of available-for-sale securities	—	(100.0)%	57
Other income	475	2.67%	375

Total noninterest income	$2,264	(1.7)%	$2,304

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $782 million for the first quarter of 2011, a decrease of $218 thousand, or 21.8%, from the same period in 2010. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.

Point-of-sale fees increased 10.8% to $317 thousand for the first quarter of 2011 compared to the same period in 2010. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.

Bank-owned life insurance income increased 2.0% to $257 thousand for the three months ended March 31, 2011 compared to the same period in 2010. FSGBank is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to FSGBank. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 6.04% for the three months ended March 31, 2011.

Trust fees increased by 23.2% to $228 thousand for the three months ended March 31, 2011 compared to the same period in 2010. As of March 31, 2011, our trust and wealth management department managed 459 accounts with assets held under management of approximately $210.9 million compared to 460 accounts with assets held under management of approximately $190.0 million as of March 31, 2010. For the remainder of 2011, we anticipate trust fees to be higher than the comparable 2010 periods due to the increase in the stock market over the last 12 months. A decline in the stock market may negatively impact trust fees.

Mortgage loan and related fees for the first quarter of 2011 increased $56 thousand, or 37.6%, to $205 thousand compared to $149 thousand in the first quarter of 2010. As discussed in Note 11 of our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of the servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary markets totaled $6.6 million for the first three months of 2011. Mortgages sold in the secondary market totaled $8.1 million for the first three months of 2011. Mortgages originated and sold in the secondary market totaled $9.8 million and $8.9 million, respectively, for the first three months of 2010. We sold these loans with the right to service the loan being released to the purchaser for a fee. While the real estate market is showing signs of improvement, the risk of rising interest rates may negatively impact the volume of refinancing activity. The impact of these two factors will largely determine the level of mortgage income for the remainder of 2011.

Other income for the first quarter of 2011 was $475 thousand, compared to $375 thousand for the same period in 2010. The components of other income primarily consist of ATM fee income, gains on sales of other real estate, repossessions, leased equipment and premises and equipment, underwriting revenue and safe deposit box fee income.

Noninterest Expense

Noninterest expense for the first quarter of 2011 increased $1.5 million, or 15.1%, to $11.4 million compared to $9.9 million for the same period in 2010. The increase in noninterest expense primarily reflects higher costs associated with nonperforming assets and increased FDIC insurance, partially offset by reductions in salary and benefits as well as expenses from furniture and equipment.

The following table represents the components of noninterest expense for the three month periods ended March 31, 2011 and 2010.

NONINTEREST EXPENSE

	Three Months Ended March 31,
	2011	Percent Change	2010
	(in thousands, except percentages)
Salaries & benefits	$4,476	(9.5)%	$4,948
Occupancy	889	4.2%	853
Furniture and equipment	444	(16.2)%	530
Professional fees	1,065	116.5%	492
FDIC insurance	1,047	134.2%	447
Data processing	396	6.5%	372
Write-downs on other real estate owned and repossessions	797	nm	6
Losses on other real estate owned, repossessions and fixed assets	192	(34.2)%	292
OREO and repossession holding costs	370	5.1%	352
Communications	163	1.9%	160
Intangible asset amortization	116	(1.7)%	118
Printing & supplies	95	6.7%	89
Advertising	61	15.1%	53
Other expense	1,256	8.28%	1,160

Total noninterest expense	$11,367	15.1%	$9,872

Salaries and benefits for the first quarter of 2011 decreased $472 thousand, or 9.5%, compared to the same period in 2010. The decrease in salaries and benefits is primarily related to a reduction of 31 full-time equivalent employees. As of March 31, 2011, we had 314 full-time equivalent employees. We currently operate 36 full service banking offices.

Occupancy expense increased $36 thousand, or 4.2%, for the first quarter of 2011 compared to the same period in 2010. As of March 31, 2011, we leased six facilities and the land for five branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased $86 thousand for the first quarter of 2011 compared to the same period in 2010 due to a reduction in depreciation expense and equipment maintenance costs.

Professional fees increased 116.5% for the first quarter of 2011 compared to the same period in 2010. The increase is primarily due to additional legal costs associated with higher levels of non-performing assets. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.

The premium paid for FDIC deposit insurance increased $600 thousand to $1.0 million for the first quarter of 2011 compared to the same period in 2010. The increase is an indirect result of the items described in the Consent Order, including the deterioration of our asset quality and its impact on our financial results. FDIC insurance premiums are likely to remain elevated for so long as the Consent Order remains in place.

Data processing fees increased $24 thousand for the first quarter of 2011 compared to the same period in 2010. The monthly fees associated with data processing are typically based on transaction volume.

Write-downs on other real estate owned and repossessions increased $791 thousand to $797 thousand for the first quarter of 2011 compared to the same period in 2010. The increase is primarily related to larger write-downs on other real estate owned. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if indications exist that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs for the remainder of 2011 are dependent on real estate market conditions and our ability to liquidate properties.

Losses on OREO, repossessions and fixed assets decreased $100 thousand, or 34.2%, for the first quarter of 2011 compared to the same period of 2010. The decrease primarily related to less sales of repossessions through the liquidation of equipment at our leasing subsidiaries and was partially offset by an increase in losses on sales of other real estate properties. We anticipate increases in losses as we seek to liquidate existing properties and repossessions in a timely manner. As we seek to liquidate existing properties and repossessions in a timely manner, we may continue to experience elevated losses, depending on real estate market conditions and our ability to liquidate properties.

OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs increased $18 thousand to $370 thousand for the first quarter of 2011 compared to the same period in 2010. We anticipate the level of holding costs will remain elevated for 2011.

Intangible asset amortization expense decreased $2 thousand, or 1.7%, in the first quarter of 2011 compared to the same period in 2010. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate further decreases in amortization expense throughout the remainder of 2011.

Other expense increased $96 thousand during the first quarter of 2011 compared to the same period in 2010.

Income Taxes

We recorded an income tax expense of $191 thousand for the first quarter of 2011 compared to a benefit of $1.2 million for the same period in 2010. During 2010, we established a deferred tax asset valuation allowance. For the three months ended March 31, 2011, we recorded $1.4 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first quarter. For the three months ended March 31, 2011, our tax-exempt income from municipal securities and loans as well as bank-owned life insurance was approximately $589 thousand. We also recorded low-income housing tax credits of $97 thousand. Adjusting for these items and the deferred tax valuation expense, our effective tax rate approximates 37%.

At March 31, 2011, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements. During the fourth quarter of 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. During 2010, certain tax refunds were withheld and applied to the disputed uncertain tax position. As of March 31, 2011, our total accrual for uncertain tax positions is $1.0 million.

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

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.1 billion at March 31, 2011, $1.2 billion at December 31, 2010, and $1.4 billion at March 31, 2010. The decline from March 31, 2010 to March 31, 2011 is primarily due to the reductions in our loan portfolio. For the remainder of 2011, we anticipate funding prudent investment opportunities through our existing cash reserves or with growth in core deposits.

Loans

The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances during 2010 and the first quarter of 2011. As of March 31, 2011, total loans declined by $44.4 million, or 6.1% (24.4% annualized), from December 31, 2010 and by $222.9 million, or 24.6%, from March 31, 2010.

The following table presents our loan portfolio by type.

LOAN PORTFOLIO

				Percent change from
	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2010	March 31, 2010
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$240,906	$252,026	$278,695	(4.4)%	(13.6)%
Commercial	215,831	226,357	255,174	(4.7)%	(15.4)%
Construction	74,672	84,232	125,603	(11.3)%	(40.5)%
Multi-family and farmland	35,556	36,393	41,314	(2.3)%	(13.9)%

	566,965	599,008	700,786	(5.3)%	(19.1)%
Commercial loans	77,087	82,807	138,156	(6.9)%	(44.2)%
Consumer installment loans	29,468	33,860	45,564	(13.0)%	(35.3)%
Leases, net of unearned income	5,467	7,916	17,405	(30.9)%	(68.6)%
Other	3,661	3,500	3,601	4.6%	1.7%

Total loans	682,648	727,091	905,512	(6.1)%	(24.6)%
Allowance for loan and lease losses	(22,500)	(24,000)	(26,101)	(6.3)%	(13.8)%

Net loans	$660,148	$703,091	$879,411	(6.1)%	(24.9)%

Year-to-date, the largest declining loan balances were residential 1-4 family loans of $11.1 million, or 4.4%, commercial real estate loans of $10.5 million, or 4.7%, and construction and land development (C&D) loans of $9.6 million, or 11.3%. From March 31, 2010 to March 31, 2011, the largest declining loan balances were commercial and industrial loans of $61.1 million, or 44.2%, C&D loans of $50.9 million, or 40.5%, commercial real estate loans of $39.3 million, or 15.4% and residential 1-4 family loans of $37.8 million, or 13.6%.

We will continue to extend prudent loans to credit-worthy consumers and businesses during 2011. However, due to the current economic environment and the corresponding decline in loan demand, we anticipate our loans may remain stable or possibly continue to decline in the near term. Funding for future loans may be restricted by our ability to raise core deposits, although we may use our current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared by our accounting and credit administration department and presented to our Board of Directors on at least a quarterly basis. Based on our analysis, we may determine that our provision expense needs to increase or decrease in order for us to remain adequately reserved for probable loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the three months ended March 31, 2011 and 2010. The provision for loan and lease losses of $890 thousand and $4.4 million for March 31, 2011 and 2010, respectively, in the table below does not include our provision accrual for unfunded commitments of $6 thousand and $6 thousand for the first quarter of 2011 and 2010, respectively. The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets and totaled $235 thousand and $211 thousand as of March 31, 2011 and 2010, respectively.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the three months ended March 31,
	2011	2010
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$24,000	$26,492
Provision for loan and lease losses	884	4,369

Sub-total	24,884	30,861

Charged-off loans:
Real estate – Residential 1-4 family	270	429
Real estate – Commercial	662	—
Real estate – Construction	700	2,413
Real estate – Multi-family and farmland	—	130
Commercial loans	352	1,232
Consumer installment loans and Other	122	358
Leases, net of unearned income	919	494

Total charged-off	3,025	5,056

Recoveries of charged-off loans:
Real estate – Residential 1-4 family	6	3
Real estate – Commercial	1	145
Real estate – Construction	38	1
Real estate – Multi-family and farmland	6	—
Commercial loans	253	109
Consumer installment loans and Other	36	38
Leases, net of unearned income	301	—

Total recoveries	641	296

Net charged-off loans	2,384	4,760

Allowance for loan and lease losses – end of period	$22,500	$26,101

Total loans – end of period	$682,648	$905,512
Average loans	$707,034	$931,566
Net loans charged-off to average loans, annualized	1.35%	2.04%
Provision for loan and lease losses to average loans, annualized	0.50%	1.88%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.30%	2.88%
Non-performing loans	39.60%	48.07%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration and financial reporting group enables us to allocate the allowance based on risk elements within the portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of March 31, 2011		As of December 31, 2010		As of March 31, 2010
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$6,680	35.3%	$7,346	34.7%	$5,353	30.8%
Real estate – commercial	5,381	31.6%	5,550	31.1%	5,399	28.2%
Real estate – construction	3,379	10.9%	2,905	11.6%	4,609	13.8%
Real estate – multi-family and farmland	685	5.3%	761	5.0%	567	4.6%
Commercial loans	4,685	11.3%	5,692	11.4%	7,521	15.3%
Consumer installment loans	598	4.3%	813	4.7%	1,318	5.0%
Leases, net of unearned income	1,082	0.8%	917	1.1%	1,317	1.9%
Other	10	0.5%	16	0.4%	17	0.4%

Total	$22,500	100.0%	$24,000	100.0%	$26,101	100.0%

[1]	Represents the percentage of loans in each category to total loans.

Over the last twelve to eighteen months, the ratio of the allowance to total loans significantly increased largely because of the economic downturn and the associated decline in real estate values. These two factors have contributed to a significant increase in classified loans, which is a driving component of the allowance.

We utilize a risk rating system to evaluate the credit risk of our loan portfolio. We classify loans as: pass, special mention, substandard, doubtful or loss. We assign a pass rating to loans that are performing as contractually agreed and do not exhibit the characteristics of heightened credit risk. A special mention risk rating is assigned to loans that are criticized but not considered as severe as a classified loan. Special mention loans generally contain one or more potential weaknesses, which if not corrected, could result in an unacceptable increase in the credit risk at some future date. A substandard risk rating is assigned to loans that have specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic or managerial nature and may require nonaccrual status. Substandard loans have a greater likelihood of loss.

We segregate substandard loans into two classifications based on our allowance methodology for impaired loans. An impaired loan is defined as a substandard loan relationship in excess of $500 thousand that is also on nonaccrual status. These relationships are individually reviewed on a quarterly basis to determine the required allowance or loss, as applicable.

For the allowance analysis, the primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents our internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2011 and December 31, 2010:

As of March 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$207,493	$6,865	$24,182	$2,366	$240,906
Real estate: Commercial	169,946	14,111	18,000	13,774	215,831
Real estate: Construction	41,442	3,458	10,551	19,221	74,672
Real estate: Multi-family and farmland	30,624	1,936	1,927	1,069	35,556
Commercial	51,121	3,893	18,125	3,948	77,087
Consumer	27,298	26	471	1,673	29,468
Leases	—	1,864	2,514	1,089	5,467
Other	3,641	—	20	—	3,661

Total Loans	$531,565	$32,153	$75,790	$43,140	$682,648

As of December 31, 2010

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,553	4,338	20,316	3,600	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases	—	2,036	3,797	2,083	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,449	$39,033	$80,003	$41,606	$727,091

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $43,140 thousand and $41,606 thousand at March 31, 2011 and December 31, 2010, respectively. For impaired loans, payments are generally applies directly to principal.

We believe that the allowance for loan and lease losses as of March 31, 2011 is sufficient to absorb losses inherent in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets

Asset Quality Strategic Initiatives

Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of March 31, 2011, our loan portfolio was 61.1% of total assets. Over the past twelve to eighteen months, we implemented several significant strategies to further address our asset quality, including:

•	Restructured and expanded our credit department, including special assets

•	Developed centralized underwriting, document preparation and collections processes

•	Conducted a third-party loan review

•	Hired an experienced special assets and credit officers

•	Expanded our loan review department, and

•	Outsourced the marketing and sales of residential OREO to market-leading real estate firms

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

Asset Quality and Non-Performing Assets Analysis and Discussion

Our asset quality ratios weakened in the first quarter of 2011 compared to year-end and the same period in 2010. As of March 31, 2011, our allowance for loan and lease losses as a percentage of total loans was 3.30%, which is consistent with year-end and an increase from the 2.88% as of March 31, 2010. Net charge-offs as a percentage of average loans (annualized) decreased to 1.35% for the three months ended March 31, 2011 compared to 4.49% for the fourth quarter of 2010 and 2.04% for the first quarter of 2010. Non-performing assets as a percentage of total assets was 7.25% at March 31, 2011, compared to 5.26% for the same period in 2010. As of March 31, 2011, non-performing assets, including loans that are 90 days past due, increased to $85.2 million, or 7.63% of total assets, from $84.1 million, or 7.20% of total assets as of December 31, 2010 and from $76.0 million, or 5.55% as of March 31, 2010.

We believe that overall asset quality will stabilize and begin to improve during 2011. Our special assets department actively collects past due loans and develops action plans for classified and criticized loans and leases. For OREO properties, we are focused on achieving the proper level of balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs with a bias towards liquidation.

Nonperforming assets include nonaccrual loans, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

NON-PERFORMING ASSETS BY TYPE

	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands, except percentages)
Nonaccrual loans	$52,539	$54,082	$50,305
Loans past due 90 days and still accruing	4,279	4,838	3,993

Total nonperforming loans	$56,818	$58,920	$54,298

Other real estate owned	$28,065	$24,399	$18,228
Repossessed assets	311	763	3,466
Nonaccrual loans	52,539	54,082	50,305

Total nonperforming assets	$80,915	$79,244	$71,999

Nonperforming loans as a percentage of total loans	8.32%	8.10%	6.00%
Nonperforming assets as a percentage of total assets	7.25%	6.78%	5.26%
Nonperforming assets plus loans 90 days past due to total assets	7.63%	7.20%	5.55%

The following table provides the classifications for nonaccrual loans and other real estate owned as of March 31, 2011, December 31, 2010 and March 31, 2010.

NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	March 31, 2011		December 31, 2010		March 31, 2010
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$19,944	35	$25,586	56	$13,950	33
Residential real estate loans	7,648	77	8,906	84	7,392	53
Commercial real estate loans	16,025	36	10,007	30	6,903	26
Commercial and industrial loans	4,818	34	4,228	26	16,234	39
Commercial leases	2,242	63	3,459	59	3,943	37
Consumer and other loans	1,862	21	1,896	18	1,883	15

Total	$52,539	266	$54,082	273	$50,305	203

Other real estate owned
Construction/development loans	$13,604	77	$10,821	67	$7,505	50
Residential real estate loans	9,414	76	8,266	63	5,153	41
Commercial real estate loans	5,047	20	5,312	20	5,570	18

Total	$28,065	173	$24,399	150	$18,228	109

Nonaccrual loans totaled $52.5 million, $54.1 million and $50.3 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of March 31, 2011, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

As of March 31, 2011, nonaccruals decreased by $1.5 million, or 2.9%, compared to year-end 2010. Comparing March 31, 2011 to December 31, 2010, nonaccrual construction and development loans declined by $5.6 million while nonaccrual commercial real estate loans increased by $6.0 million. During the first quarter of 2011, there were two commercial real estate properties placed on nonaccrual that totaled $4.1 million, or nearly 70% of the increase in nonaccrual commercial real estate loans. Both of these relationships were evaluated for impairment with no loss currently estimated. The decline in construction and development loans was a result of certain relationships migrating to OREO. We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.

Other real estate increased $3.7 million from December 31, 2010 to March 31, 2011, as additions continued to outpace dispositions. During the first quarter of 2011, we sold eleven properties with total proceeds of $1.4 million, resulting in a 92% realization of the carrying value prior to sale compared to four properties sold during the first quarter of 2010. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. We anticipate increased sales volume during 2011 as a result of this outsourcing. Additionally, we are taking a more aggressive sales approach to dispose of our current properties, which may lead to a lower realization rate.

Loans 90 days past due and still accruing declined by $559 thousand from year-end 2010 in a positive trend. As of March 31, 2011, the $4.3 million in past due loans was composed of $2.1 million in C&D loans, $1.1 million in commercial and industrial loans, $863 thousand in commercial real estate loans and the remainder in other categories.

Total non-performing assets for the first quarter of 2011 were $80.9 million compared to $79.2 million at December 31, 2010 and $72.0 million at March 31, 2010.

Our asset ratios were generally less favorable as compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of March 31, 2011 and our UBPR peer group ratios as of March 31, 2011, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	8.32%	3.58%
Nonperforming loans[1] as a percentage of the allowance	252.5%	160.15%
Nonperforming loans[1] as a percentage of equity capital	63.03%	23.41%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	11.94%	4.84%

[1]	Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of March 31, 2011, we have no plans to liquidate a significant amount of any available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $154.3 million at March 31, 2011, $154.2 million at December 31, 2010 and $145.6 million at March 31, 2010. We believe our current securities portfolio provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio. At March 31, 2011, the available-for-sale securities portfolio had unrealized net gains of approximately $2.1 million, net of tax.

All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at March 31, 2011 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs) and federal agency issued pools.

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$2,542	$16,173	$11,460	$4,202	$34,377
Agency bonds	—	13,982	15,987	—	29,969
Agency issued REMICs	5,703	38,726	—	—	44,429
Agency issued pools	302	31,695	9,472	815	42,284
Other	—	—	—	127	127

Total	$8,547	$100,576	$36,919	$5,144	$151,186

Tax Equivalent Yield	5.18%	3.64%	3.81%	6.06%	3.85%

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

As of March 31, 2011, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of March 31, 2011, gross unrealized losses in our portfolio totaled $446 thousand, compared to $656 thousand as of December 31, 2010. The unrealized losses in federal agencies (consisting of three securities), mortgage-backed (consisting of five securities) and municipal (consisting of six securities) securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. We do not intend to sell the investments with unrealized losses and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Based on the results of the impairment assessment, the unrealized losses at March 31, 2011 are considered temporary.

As of March 31, 2011, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. As of the first quarter ended 2011, the amortized cost and market value of the securities from each such issuer are as follows:

	Book Value	Market Value
	(in thousands)
Fannie Mae	$44,400	$39,228
Ginnie Mae	$27,233	$27,466
FHLMC*	$39,048	$40,196

*	Federal Home Loan Mortgage Corporation

As of March 31, 2011, we held $185.6 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $200.6 million at December 31, 2010 and $211.0 million as of March 31, 2010. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.

As of March 31, 2011, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions. At March 31, 2011, we held $26.0 million in bank-owned life insurance, compared to $25.8 million at December 31, 2010 and $25.1 million at March 31, 2010.

Deposits and Other Borrowings

As of March 31, 2011, deposits decreased by 4.5% (18.1% annualized) from December 31, 2010 and decreased by 16.7% from March 31, 2010. Excluding the changes in brokered deposits, our year-over-year deposits decreased 14.7%. From March 31, 2010 to March 31, 2011, the fastest growing sector of our core deposit base was noninterest bearing demand deposit accounts that grew $4.9 million, or 3.1%. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposits with denominations less than $100,000. We consider our retail CDs to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.

Brokered deposits decreased $75.5 million from March 31, 2010 to March 31, 2011 due to maturities in the absence of brokered deposit issuances. During January 2010, we issued $94.5 million in brokered certificates of deposit. Approximately $77 million of the January funds were used to eliminate our brokered money market account. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network. CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of March 31, 2011, our CDARS balance consists of $6.6 million in purchased time deposits and $702 thousand in our customers’ reciprocal accounts.

Brokered deposits at March 31, 2011, December 31, 2010 and March 31, 2010 were as follows:

BROKERED DEPOSITS

	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands)
Brokered deposits –
Brokered certificates of deposits	$270,559	$302,584	$322,944
CDARS®	7,293	12,292	30,452

Total	$277,852	$314,876	$353,396

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

BROKERED DEPOSITS – BY MATURITY

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$—	$12,414	$22,447	$72,961	$162,737
CDARS®	—	—	5,815	1,021	457

Total	$—	$12,414	$28,262	$73,982	$163,194

As of March 31, 2011, December 31, 2010 and March 31, 2010, we had no federal funds purchased.

Securities sold under agreements to repurchase with commercial checking customers were $5.0 million as of March 31, 2011, compared to $5.9 million and $8.4 million as of December 31, 2010 and March 31, 2010, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012. For the three months ended March 31, 2011 and 2010, we paid a fixed rate of 3.93%. The agreement is callable on a quarterly basis.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $1.4 million as of March 31, 2011, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank or use them to support the growth of our franchise.

Since January 2010, to further preserve our capital resources and liquidity, our Board of Directors elected to defer the dividend payment on our Series A Preferred Stock. As the payment of future dividends requires prior written consent by the Federal Reserve, we anticipate continuing to defer the dividend payments on the Preferred Stock until conditions improve.

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

As of March 31, 2011, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $182.9 million. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of March 31, 2011, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging of loans. We are currently preparing the necessary documentation to increase the available funding and anticipate securing additional funding capacity during 2011.

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

Historically, we have utilized brokered deposits to provide an additional source of funding. As of March 31, 2011, we had $270.6 million in brokered CDs outstanding with a weighted average remaining life of approximately 29 months, a weighted average coupon rate of 2.60% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.83%. Our CDARS® product had $7.3 million at March 31, 2011, with a weighted average coupon rate of 1.95% and a weighted average remaining life of approximately 27 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $120.5 million at March 31, 2011. The following table illustrates our significant contractual obligations at March 31, 2011 by future payment period.

CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$283,950	$54,274	$4,593	$—	$342,817
Brokered certificates of deposit	(1)	34,861	148,019	85,703	1,976	270,559
CDARS®	(1)	5,815	1,021	457	—	7,293
Federal funds purchased and securities sold under agreements to repurchase	(2)	4,951	10,000	—	—	14,951
FHLB borrowings	(3)	1	1	—	—	2
Operating lease obligations	(4)	840	1,048	900	4,323	7,111
Commitments to fund affordable housing investments	(5)	158	—	—	—	158
Note payable	(6)	16	37	17	—	70

Total		$330,592	$214,400	$91,670	$6,299	$642,961

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

Net cash provided by operations during the first quarter of 2011 totaled $1.0 million compared to net cash used in operations of $3.8 million for the same period in 2010. The increase in cash provided by operations is primarily due to changes in other assets and other liabilities. Net cash provided by investing activities in 2011 totaled $51.3 million compared to net cash used in investing activities of $20.9 million in 2010. The change in interest bearing cash is the primary reason for the year-over-year change as we significantly increased our cash position during the first quarter of 2010. Net cash used in financing activities totaled $48.5 million in 2011 compared to net cash provided by financing activities of $19.4 million in 2010. The year-over-year change is primarily due to the decline in deposits during 2011.

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

Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. We recognized a total of $480 thousand in interest income for the three months ended March 31, 2011.

The following table presents the remaining accretion of the gain for the terminated swaps.

	2011[1]	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$141	$62	$203
Accretion of gain from 2009 terminated swaps	$1,227	$1,272	$2,499

[1]	Represents the gain accretion for April 1, 2011 to December 31, 2011. Excludes the amounts recognized in the first three months of 2011.

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

The following are the cash flow hedges as of March 31, 2011:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$1,145	$1	$—	$1	Various

	$1,145	$1	$—	$1

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	$—	$—	$17	June 28, 2011
Interest rate swap	20,000	—	—	13	June 28, 2011
Interest rate swap	35,000	—	—	104	June 28, 2012
Interest rate swap	25,000	—	—	825	October 15, 2012
Interest rate swap	25,000	—	—	825	October 15, 2012

	$130,000	$—	$—	$1,784

[1]

The $1.8 million of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2011, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of March 31, 2011:

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$1,145	Other assets	$1	Other liabilities	N/A	Noninterest income – other	$296

Hedged Items:
Loans held for sale	N/A	Loans held for sale	$1,145	N/A	N/A	Noninterest income – other	N/A

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2010 and 2009 was as follows:

	As of March 31,
	2011	2010
	(in thousands)
Commitments to extend credit	$120,464	$157,755
Standby letters of credit	$13,798	$15,394

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

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As described in Note 2 to our consolidated financial statements, the Consent Order requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provides 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios.

The following table compares the required capital ratios maintained by First Security and FSGBank:

March 31, 2011	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.3%	11.1%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.6%	12.3%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.5%	7.3%[3]

December 31, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.2%	10.9%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.5%	12.2%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.3%	7.1%[3]

March 31, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	12.9%	12.5%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	14.2%	13.7%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	9.2%	8.9%[3]

[1]	FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.
[2]

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

[3]	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

To further preserve our capital resources, our Board of Directors elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock for all four quarters of 2010 and the first quarter of 2011. As described in Note 2 to our consolidated financial statements, the Written Agreement between First Security and the Federal Reserve prohibits declaring or paying dividends without prior written consent. Under applicable banking regulations, we do not anticipate declaring or paying a dividend until we return to sustained profitability.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 301): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update provides additional guidance in determining what is considered a troubled debt restructuring (“TDR”). The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. We are currently evaluating the impact of this update to its consolidated financial statements.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e., 2.00%) over a twelve-month period. Given this scenario, we had, as of March 31, 2011, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $7.6 million, or 25.1%, as a result of a 200 basis point decline in rates. The model also predicts a $3.2 million increase in net interest income, or 10.5%, as a result of a 200 basis point increase in rates. The following chart reflects our sensitivity to changes in interest rates as of March 31, 2011. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK

INCOME SENSITIVITY SUMMARY

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$22,873	$30,522	$33,727
Dollar change net interest income	(7,649)	—	3,205
Percentage change net interest income	(25.06)%	0.00%	10.50%

[1]	Annualized net interest income is a twelve month projection based on year-to-date results.

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

As previously disclosed in First Security’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on April 15, 2011, management identified a material weakness in the Company’s entity level controls and therefore concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010. Subsequent to December 31, 2010, various changes have occurred that may have impacted our control environment. Management believes that its control environment has improved as of the filing of this Quarterly Report on Form 10-Q, however, we are continuing to evaluate additional changes, including but not limited to, revisions to policies, additional training and education.

Additionally, on February 23, 2011, William L. Lusk, Jr. resigned as Chief Financial Officer. The Board of Directors appointed John R. Haddock, the Company’s Controller, as acting interim Chief Financial Officer on February 23, 2011. The Company is currently conducting a search for a new Controller. In the interim, the Company has taken steps to ensure the internal controls over financial reporting have not been impacted by one person serving in both the Chief Financial Officer and Controller roles.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, First Security has decided to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At March 31, 2011, First Security had unpaid preferred stock dividends in arrears of $2.3 million, which is included in other liabilities in First Security’s consolidated balance sheet. If First Security misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to First Security’s board of directors until all accrued but unpaid dividends have been paid. First Security has deferred all five dividend payments as of March 31, 2011. The Treasury has requested, and First Security has agreed, to permit an observer employed by the Treasury to attend meetings of First Security’s Board of Directors.

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

FIRST SECURITY GROUP, INC.
(Registrant)

May 16, 2011	By:	/S/ RALPH E. COFFMAN, JR.
Ralph E. Coffman, Jr.
Acting Interim Chairman & CEO

May 16, 2011	By:	/S/ JOHN R. HADDOCK
John R. Haddock
Secretary, Chief Financial Officer & Executive Vice President