Form 10-Q
period 2011-06-30
FIRST SECURITY GROUP INC/TN
filed 2011-08-15
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common Stock, $0.01 par value:

16,421,470 shares outstanding and issued as of August 12, 2011

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands)	June 30, 2011 (unaudited)	December 31, 2010	June 30, 2010 (unaudited)

ASSETS
Cash and Due from Banks	$9,713	$8,298	$8,960
Interest Bearing Deposits in Banks	213,678	200,621	232,720
Federal Funds Sold and Securities Purchased under Agreements to Resell	—	—	—

Cash and Cash Equivalents	223,391	208,919	241,680

Securities Available-for-Sale	158,653	154,165	153,031

Loans Held for Sale	1,227	2,556	2,713
Loans	644,117	724,535	848,639

Total Loans	645,344	727,091	851,352
Less: Allowance for Loan and Lease Losses	22,485	24,000	26,830

	622,859	703,091	824,522

Premises and Equipment, net	30,254	30,814	32,274

Intangible Assets	1,231	1,461	1,685

Other Assets	72,033	70,098	79,948

TOTAL ASSETS	$1,108,421	$1,168,548	$1,333,140

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2011 (unaudited)	December 31, 2010	June 30, 2010 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$160,390	$149,323	$152,284
Interest Bearing Demand	61,381	63,838	67,122
Savings and Money Market Accounts	150,182	161,873	172,588
Certificates of Deposit less than $100 thousand	197,804	205,675	232,646
Certificates of Deposit of $100 thousand or more	149,796	153,138	189,066
Brokered Deposits	277,827	314,876	352,545

Total Deposits	997,380	1,048,723	1,166,251
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	15,239	15,933	19,347
Security Deposits	538	732	961
Other Borrowings	68	77	85
Other Liabilities	10,416	9,709	9,745

Total Liabilities	1,023,641	1,075,174	1,196,389

STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of June 30, 2011, December 31, 2010 and June 30, 2010; Liquidation value of $33,000,000 as of June 30, 2011, December 31, 2010 and June 30, 2010	31,916	31,718	31,525
Common Stock – $.01 par value – 150,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 50,000,000 shares authorized as of June 30, 2010; 16,420,540 issued as of June 30, 2011; 16,418,327 issued as of December 31, 2010 and June 30, 2010	114	114	114
Paid-In Surplus	110,967	111,344	111,623
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(4,781)	(5,218)	(5,518)
Accumulated Deficit	(59,706)	(50,629)	(8,509)
Accumulated Other Comprehensive Income	4,264	4,039	5,510

Total Stockholders’ Equity	84,780	93,374	136,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,108,421	$1,168,548	$1,333,140

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Income Statements

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$9,708	$12,731	$19,894	$26,181
Debt Securities – taxable	882	994	1,746	2,084
Debt Securities – non-taxable	321	349	649	727
Other	103	216	227	339

Total Interest Income	11,014	14,290	22,516	29,331

INTEREST EXPENSE
Interest Bearing Demand Deposits	40	50	81	95
Savings Deposits and Money Market Accounts	272	356	550	764
Certificates of Deposit of less than $100 thousand	726	1,248	1,538	2,591
Certificates of Deposit of $100 thousand or more	593	1,097	1,262	2,291
Brokered Deposits	1,956	2,456	4,019	4,710
Other	108	122	221	244

Total Interest Expense	3,695	5,329	7,671	10,695

NET INTEREST INCOME	7,319	8,961	14,845	18,636
Provision for Loan and Lease Losses	2,625	3,629	3,509	7,998

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	4,694	5,332	11,336	10,638

NONINTEREST INCOME
Service Charges on Deposit Accounts	778	1,048	1,560	2,048
Gain on Sales of Available-for-Sale Securities	—	—	—	57
Other	1,278	1,510	2,760	2,757

Total Noninterest Income	2,056	2,558	4,320	4,862

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,051	4,703	8,527	9,651
Expense on Premises and Fixed Assets, net of rental income	1,214	1,373	2,547	2,756
Other	6,985	5,709	12,549	9,256

Total Noninterest Expenses	12,250	11,785	23,623	21,663

LOSS BEFORE INCOME TAX BENEFIT	(5,500)	(3,895)	(7,967)	(6,163)
Income Tax (Benefit) Provision	(105)	(1,769)	86	(2,923)

NET LOSS	(5,395)	(2,126)	(8,053)	(3,240)
Preferred Stock Dividends	413	412	826	825
Accretion on Preferred Stock Discount	100	94	198	186

NET LOSS ALLOCATED TO COMMON STOCKHOLDERS	$(5,908)	$(2,632)	$(9,077)	$(4,251)

NET LOSS PER SHARE:
Net Loss Per Share – Basic	$(0.37)	$(0.17)	$(0.57)	$(0.27)
Net Loss Per Share – Diluted	$(0.37)	$(0.17)	$(0.57)	$(0.27)
Dividends Declared Per Common Share	$—	$—	$—	$—

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

(unaudited)

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance – December 31, 2010	$31,718	16,418	$114	$111,344	$2,006	$(50,629)	$4,039	$(5,218)	$93,374
Issuance of Common Stock		3	—	2					2
Comprehensive Income:
Net Loss						(8,053)			(8,053)
Change Unrealized Gain:
Securities Available-for-Sale, net of tax							908		908
Fair Value of Derivatives, net of tax and reclassification adjustments							(683)		(683)

Total Comprehensive Loss									(7,828)

Accretion of Discount Associated with Preferred Stock	198					(198)			—
Preferred Stock Dividend						(826)			(826)
Stock-based Compensation, net of forfeitures				9					9
ESOP Allocation				(388)				437	49

Balance – June 30, 2011	$31,916	16,421	$114	$110,967	$2,006	$(59,706)	$4,264	$(4,781)	$84,780

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,053)	$(3,240)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities -
Provision for Loan and Lease Losses	3,509	7,998
Amortization, net	616	416
Stock-Based Compensation	9	49
ESOP Compensation	49	285
Depreciation	755	929
Gain on Sale of Premises and Equipment	(6)	(8)
Loss and Write-downs on Other Real Estate and Repossessions, net	3,186	1,651
Gain on Sale of Available-for-Sale Securities	—	(57)
Accretion of Terminated Cash Flow Swaps	(1,272)	(1,042)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	1,329	(1,488)
Interest Receivable	385	484
Other Assets	303	(6,017)
Interest Payable	(816)	(128)
Other Liabilities	685	(1,147)

Net Cash From Operating Activities	679	(1,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	27,932	30,329
Sales	—	14,762
Purchases	(31,431)	(55,143)
Loan Originations and Principal Collections, net	64,283	85,871
Proceeds from Sale of Premises and Equipment	6	8
Proceeds from Sales of Other Real Estate and Repossessions	5,253	7,001
Additions to Premises and Equipment and Other Real Estate	(204)	(674)

Net Cash From Investing Activities	65,839	82,154

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(51,343)	(16,422)
Net (Decrease) Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(694)	1,436
Net Decrease of Other Borrowings	(9)	(9)

Net Cash From Financing Activities	(52,046)	(14,995)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,472	65,844
CASH AND CASH EQUIVALENTS – beginning of period	208,919	175,836

CASH AND CASH EQUIVALENTS – end of period	$223,391	$241,680

SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended June 30,
(in thousands)	2011	2010
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to Foreclosed Properties and Repossessions	$11,647	$11,604
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$8,487	$10,823
Income Taxes Paid	$245	$46

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

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – OPERATIONAL AND REGULATORY MATTERS

The Company continues to operate in a difficult environment and has been significantly impacted by the unprecedented credit and economic turmoil, as well as the recessionary economy. Deterioration in the Tennessee and Georgia commercial and residential real estate markets and related declines in property values in those markets have had a negative impact on our operating results since the latter half of 2008.

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

On May 4, 2011, the Company announced the engagement of Triumph Investment Managers, LLC (Triumph) to provide strategic advisory services. Management, with the assistance of Triumph, is currently reviewing and modifying the previously developed capital and strategic plans. The Company anticipates submitting the revised capital and strategic plans to the regulators upon completion.

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

Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve Bank a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the OCC. Neither the Federal Reserve Bank nor the OCC have accepted that capital plan. As discussed above, management, with the assistance of Triumph, is reviewing and modifying the previously developed capital and strategic plans.

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

The Bank and the OCC agreed as to the areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Bank is required to review and revise various policies and procedures, including those associated with credit concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit.

Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of June 30, 2011, the fourth financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 12.3 percent and the Tier 1 capital to adjusted total assets was 7.1 percent. The Bank has notified the OCC of the non-compliance.

During the third quarter of 2010, the OCC requested additional information and clarifications to the Bank’s submitted strategic and capital plans as well as the management assessments. At this time, the Bank has not submitted updated strategic and capital plans. However, management, with the assistance of Triumph, is currently reviewing and modifying the previously developed capital and strategic plans and incorporating appropriate points to address the items raised by the OCC.

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

Regulatory Capital Ratios

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As described above, the Consent Order requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios. FSGBank is currently not in compliance with the capital requirements.

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

June 30, 2011	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.2%	11.0%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.5%	12.3%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.2%	7.1%[3]

December 31, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.2%	10.9%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.5%	12.2%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.3%	7.1%[3]

June 30, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	13.3%	13.0%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	14.6%	14.3%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	9.0%	8.8%[3]

[1]	FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.
[2]

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

[3]	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive loss for the three and six month periods ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(5,395)	$(2,126)	$(8,053)	$(3,240)

Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain (loss) on securities arising during the period	1,100	(70)	1,375	117
Tax (expense) benefit related to unrealized net gain (loss)	(374)	24	(467)	(40)
Reclassification adjustments for realized gain included in net income	—	—	—	(57)
Tax expense related to gain realized in net income	—	—	—	19

Unrealized gain (loss) on securities, net of tax	726	(46)	908	39

Derivative cash flow hedges
Unrealized gain (loss) on derivatives arising during the period	12	15	(69)	(51)
Tax (expense) benefit related to unrealized gain (loss)	(4)	(5)	23	18
Reclassification adjustments for realized gain included in net income	(483)	(614)	(963)	(1,042)
Tax expense related to gain realized in net income	164	209	326	354

Unrealized loss on derivatives, net of tax	(311)	(395)	(683)	(721)

Other comprehensive income (loss), net of tax	415	(441)	225	(682)

Comprehensive loss	$(4,980)	$(2,567)	$(7,828)	$(3,922)

NOTE 4 – EARNINGS (LOSS) PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net loss allocated to common stockholders	$(5,908)	$(2,632)	$(9,077)	$(4,251)

Denominator:
Weighted average common shares outstanding	15,868	15,715	15,854	15,682
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock grants	—	—	—	—

Weighted average diluted shares outstanding	15,868	15,715	15,854	15,682

Net loss per share:
Basic	$(0.37)	$(0.17)	$(0.57)	$(0.27)

Diluted	$(0.37)	$(0.17)	$(0.57)	$(0.27)

For the three and six months ended June 30, 2011, the weighted average stock options, stock warrants and restricted stock awards that were anti-dilutive totaled 1,584 thousand and 1,639 thousand, respectively, compared to 1,963 thousand and 2,017 thousand for the same periods in 2010. Anti-dilutive options expire between 2011 and 2021. Anti-dilutive options and awards are not included in the computation of diluted earnings per share under the treasury stock method.

NOTE 5 – SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
June 30, 2011
Debt securities—
Federal agencies	$30,854	$242	$54	$31,042
Mortgage-backed—residential	90,840	2,903	—	93,743
Municipals	32,601	1,245	17	33,829
Other	127	—	88	39

Total	$154,422	$4,390	$159	$158,653

Securities available-for-sale
December 31, 2010
Debt securities—
Federal agencies	$31,967	$199	$339	$31,827
Mortgage-backed—residential	84,515	2,366	73	86,808
Municipals	34,700	947	147	35,500
Other	127	—	97	30

Total	$151,309	$3,512	$656	$154,165

Securities available-for-sale
June 30, 2010
Debt securities—
Federal agencies	$29,316	$216	$—	$29,532
Mortgage-backed—residential	83,173	3,075	162	86,086
Municipals	36,218	1,193	75	37,336
Other	126	—	49	77

Total	$148,833	$4,484	$286	$153,031

There were no sales of securities for the three and six months ended June 30, 2011, nor were there sales for the three months ended June 30, 2010. Proceeds from sales of securities available-for-sale totaled $14,762 thousand for the six months ended June 30, 2010. Gross realized gains from sales of securities were $368 thousand for the six months ended June 30, 2010. Gross losses were $311 thousand for the six months ended June 30, 2010.

At June 30, 2011, December 31, 2010 and June 30, 2010, federal agencies, municipals and mortgage-backed securities with a carrying value of $22,273 thousand, $21,572 thousand and $29,484 thousand, respectively, were pledged to secure public deposits. At June 30, 2011, December 31, 2010 and June 30, 2010, the carrying amount of securities pledged to secure repurchase agreements was $18,969 thousand, $30,254 thousand and $22,491 thousand, respectively. At June 30, 2011, December 31, 2010 and June 30, 2010, securities of $5,972 thousand, $5,756 thousand and $5,893 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At June 30, 2011, the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $11,097. At June 30, 2011, pledged and unpledged securities totaled $58,311 thousand and $100,342 thousand, respectively.

Maturity of Securities

The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2011.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$3,025	$3,080
Over 1 year through 5 years	26,768	27,449
5 years to 10 years	29,461	30,029
Over 10 years	4,328	4,352

	63,582	64,910
Mortgage-backed residential securities	90,840	93,743

Total	$154,422	$158,653

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011, December 31, 2010 and June 30, 2010.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2011
Federal agencies	$8,940	$54	$—	$—	$8,940	$54
Mortgage-backed—residential	—	—	—	—	—	—
Municipals	447	7	391	10	838	17
Other	—	—	39	88	39	88

Totals	$9,387	$61	$430	$98	$9,817	$159

December 31, 2010
Federal agencies	$15,147	$339	$—	$—	$15,147	$339
Mortgage-backed—residential	8,466	73	—	—	8,466	73
Municipals	4,030	110	364	37	4,394	147
Other	—	—	30	97	30	97

Totals	$27,643	$522	$394	$134	$28,037	$656

June 30, 2010
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed—residential	2,905	162	—	—	2,905	162
Municipals	1,675	41	618	34	2,293	75
Other	—	—	77	49	77	49

Totals	$4,580	$203	$695	$83	$5,275	$286

As of June 30, 2011, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of June 30, 2011, gross unrealized losses in the Company’s portfolio totaled $159 thousand, compared to $656 thousand as of December 31, 2010 and $286 thousand as of June 30, 2010. The unrealized losses in federal agencies (consisting of three securities) and municipal securities (consisting of two securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses in the pooled trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at June 30, 2011 are considered temporary.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Loans secured by real estate—
Residential 1-4 family	$232,417	$252,026	$273,030
Commercial	209,871	226,357	247,009
Construction	68,887	84,232	113,877
Multi-family and farmland	33,347	36,393	40,550

	544,522	599,008	674,466
Commercial loans	68,300	82,807	117,279
Consumer installment loans	24,606	33,860	42,262
Leases, net of unearned income	4,429	7,916	13,006
Other	3,487	3,500	4,339

Total loans	645,344	727,091	851,352
Allowance for loan and lease losses	(22,485)	(24,000)	(26,830)

Net loans	$622,859	$703,091	$824,522

The allowance for loan and lease losses is composed of three primary components: (1) specific impairments for substandard/nonaccrual loans and leases, (2) general allocations for classified loan pools, including special mention and substandard/accrual loans, and (3) general allocations for the remaining pools of loans. The Company accumulates pools based on the underlying classification of the collateral. Each pool is assigned a loss severity rate based on historical loss experience and various qualitative and environmental factors, including, but not limited to, credit quality and economic conditions. The Company determines the allowance on a quarterly basis. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may materially change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The following table presents an analysis of the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2011 and June 30, 2010. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $12 thousand and $12 thousand for the six month periods ended June 30, 2011 and June 30, 2010, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $241 thousand and $217 thousand at June 30, 2011 and 2010, respectively.

Allowance for Loan and Lease Losses

For the Three Months Ended June 30, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, March 31, 2011	$6,680	$5,381	$3,379	$685	$4,685	$598	$1,082	$10	$—	$22,500
Charge-offs	(257)	(2,412)	(731)	—	(1,085)	(61)	—	—	—	(4,546)
Recoveries	175	199	267	376	147	649	89	4	—	1,906
Provision	277	2,540	1,174	(520)	182	(669)	(355)	(4)	—	2,625

Ending balance, June 30, 2011	$6,875	$5,708	$4,089	$541	$3,929	$517	$816	$10	$—	$22,485

Allowance for Loan and Lease Losses

For the Six Months Ended June 30, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000
Charge-offs	(527)	(3,074)	(1,431)	(—)	(1,437)	(183)	(919)	(—)	—	(7,571)
Recoveries	181	200	305	382	400	685	390	4	—	2,547
Provision	(125)	3,032	2,310	(602)	(726)	(798)	428	(10)	—	3,509

Ending balance, June 30, 2011	$6,875	$5,708	$4,089	$541	$3,929	$517	$816	$10	$—	$22,485

Allowance for Loan and Lease Losses

For the Three Months Ended June 30, 2010

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, March 31, 2010	$5,353	$5,399	$4,609	$567	$7,521	$1,318	$1,317	$17	$—	$26,101
Charge-offs	(443)	(795)	(664)	—	(485)	(122)	(446)	(35)	—	(2,990)
Recoveries	30	7	2	—	20	31	—	—	—	90
Provision	386	714	512	227	974	(155)	930	41	—	3,629

Ending balance, June 30, 2010	$5,326	$5,325	$4,459	$794	$8,030	$1,072	$1,801	$23	$—	$26,830

Allowance for Loan and Lease Losses

For the Six Months Ended June 30, 2010

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2009	$5,037	$4,525	$6,706	$766	$6,953	$1,107	$1,386	$12	$—	$26,492
Charge-offs	(872)	(795)	(3,077)	(130)	(1,717)	(480)	(940)	(35)	—	(8,046)
Recoveries	33	152	3	—	129	68	—	1	—	386
Provision	1,128	1,443	827	158	2,665	377	1,355	45	—	7,998

Ending balance, June 30, 2010	$5,326	$5,325	$4,459	$794	$8,030	$1,072	$1,801	$23	$—	$26,830

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of June 30, 2011.

As of June 30, 2011

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,334	$21	$12,882	$585	$18,545	$2,600	$1,977	$—	$36,738	$3,206
Collectively evaluated	229,083	6,854	196,989	5,123	50,342	1,489	31,370	541	507,784	14,007

Total evaluated	$232,417	$6,875	$209,871	$5,708	$68,887	$4,089	$33,347	$541	$544,522	$17,213

(continued from above)	Commercial		Consumer		Leases		Other		Grand Total
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,217	$—	$250	$—	$989	$—	$—	$—	$41,194	$3,206
Collectively evaluated	65,083	3,929	24,356	517	3,440	816	3,487	10	604,150	19,279

Total evaluated	$68,300	$3,929	$24,606	$517	$4,429	$816	$3,487	$10	$645,344	$22,485

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2010.

As of December 31, 2010

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,944	$—	$8,232	$—	$23,909	$148	$415	$—	$34,500	$148
Collectively evaluated	250,082	7,346	218,125	5,550	60,323	2,757	35,978	761	564,508	16,414

Total evaluated	$252,026	$7,346	$226,357	$5,550	$84,232	$2,905	$36,393	$761	$599,008	$16,562

(continued from above)	Commercial		Consumer		Leases		Other		Grand Total
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,600	$309	$1,423	$—	$2,083	$—	$—	$—	$41,606	$457
Collectively evaluated	79,207	5,383	32,437	813	5,833	917	3,500	16	685,485	23,543

Total evaluated	$82,807	$5,692	$33,860	$813	$7,916	$917	$3,500	$16	$727,091	$24,000

The Company utilizes a risk rating system to evaluate the credit risk of its loan portfolio. The Company classifies loans as: pass, special mention, substandard, doubtful or loss. The Company assigns a pass rating to loans that are performing as contractually agreed and do not exhibit the characteristics of heightened credit risk. The Company assigns a special mention risk rating to loans that are criticized but not considered as severe as a classified loan. Special mention loans generally contain one or more potential weaknesses, which if not corrected, could result in an unacceptable increase in the credit risk at some future date. The Company assigns a substandard risk rating to loans that have specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic or managerial nature and may require nonaccrual status. Substandard loans have a greater likelihood of loss. The Company assigns a doubtful risk rating to loans that the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Any loans that are assigned a risk rating of loss are fully charged-off in the period of the downgrade.

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

For the allowance analysis, the Company’s primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2011:

As of June 30, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$196,816	$7,166	$25,101	$3,334	$232,417
Real estate: Commercial	164,058	16,596	16,335	12,882	209,871
Real estate: Construction	41,751	3,560	5,031	18,545	68,887
Real estate: Multi-family and farmland	28,238	1,904	1,228	1,977	33,347
Commercial	43,237	5,881	15,965	3,217	68,300
Consumer	23,910	78	368	250	24,606
Leases	—	1,242	2,198	989	4,429
Other	3,466	—	21	—	3,487

Total Loans	$501,476	$36,427	$66,247	$41,194	$645,344

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2010:

As of December 31, 2010

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,553	4,338	20,316	3,600	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases	—	2,036	3,797	2,083	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,449	$39,033	$80,003	$41,606	$727,091

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $41,194 thousand, $41,606 thousand and $46,745 thousand at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the three or six months ended June 30, 2011. The following table presents additional information on the Company’s impaired loans as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011				As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$2,322	$2,438	$—	$2,211	$1,944	$2,265	$—
Real estate: Commercial	11,698	14,885	—	11,235	8,232	9,210	—
Real estate: Construction	13,352	15,951	—	15,327	18,644	24,886	—
Real estate: Multi-family and farmland	1,977	2,483	—	1,154	415	415	—
Commercial	3,217	5,072	—	2,965	2,658	12,634	—
Consumer	250	250	—	1,115	1,423	1,423	—
Leases	989	989	—	1,387	2,083	2,198	—
Other	—	—	—	—	—	—	—

Total	$33,805	$42,068	$—	$35,394	$35,399	$53,031	$—

Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$1,012	$1,024	$21	$337	$—	$—	$—
Real estate: Commercial	1,184	1,661	585	395	—	—	—
Real estate: Construction	5,193	5,400	2,600	5,231	5,265	5,400	148
Real estate: Multi-family and farmland	—	—	—	—	—	—	—
Commercial	—	—	—	623	942	977	309
Consumer	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total	$7,389	$8,085	$3,206	$6,586	$6,207	$6,377	$457

Nonaccrual loans were $51,161 thousand, $54,082 thousand and $58,339 thousand at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The following table provides nonaccrual loans by type:

	As of June 30, 2011	As of December 31, 2010	As of June 30, 2010
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$9,812	$8,906	$8,910
Real estate: Commercial	13,786	9,181	5,139
Real estate: Construction	19,230	25,586	18,120
Real estate: Multi-family and farmland	2,011	826	1,911
Commercial	3,895	4,228	17,501
Consumer and other	424	1,896	2,068
Leases	2,003	3,459	4,690

Total Loans	$51,161	$54,082	$58,339

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of June 30, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$4,599	$6,182	$10,781	$221,636	$232,417	$724
Real estate: Commercial	8,998	8,418	17,416	192,455	209,871	1,584
Real estate: Construction	1,709	13,134	14,843	54,044	68,887	45
Real estate: Multi-family and farmland	1,755	1,360	3,115	30,232	33,347	93

Subtotal of real estate secured loans	17,061	29,094	46,155	498,367	544,522	2,446
Commercial	1,513	4,152	5,665	62,635	68,300	2,045
Consumer	178	335	513	24,093	24,606	54
Leases	1,398	2,003	3,401	1,028	4,429	—
Other	23	11	34	3,453	3,487	11

Total Loans	$20,173	$35,595	$55,768	$589,576	$645,344	$4,556

As of December 31, 2010

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,629	$5,855	$9,484	$242,542	$252,026	$403
Real estate: Commercial	5,185	5,905	11,090	215,267	226,357	2,271
Real estate: Construction	3,732	15,371	19,103	65,129	84,232	3
Real estate: Multi-family and farmland	53	1,757	1,810	34,583	36,393	985

Subtotal of real estate secured loans	12,599	28,888	41,487	557,521	599,008	3,662
Commercial	1,726	2,955	4,681	78,126	82,807	409
Consumer	384	2,430	2,814	31,046	33,860	679
Leases	2,725	3,055	5,780	2,136	7,916	82
Other	80	6	86	3,414	3,500	6

Total Loans	$17,514	$37,334	$54,848	$672,243	$727,091	$4,838

As of June 30, 2011, the Company had two loans, not on non-accrual, that were considered troubled debt restructurings. A commercial loan, totaling $701 thousand, was restructured to an extended term to assist the borrower by reducing the monthly payments. A commercial real estate loan, totaling $426 thousand, was restructured to provide interest only payments. As of June 30, 2011, both loans are performing under the modified terms.

NOTE 7 – SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Noninterest income—
Point-of-service fees	$347	$340	$664	$626
Mortgage loan and related fees	96	236	301	385
Bank-owned life insurance income	261	251	518	503
Trust fees	187	192	415	377
All other items	387	491	862	866

Total other noninterest income	$1,278	$1,510	$2,760	$2,757

Noninterest expense—
Professional fees	$1,048	$916	$2,113	$1,408
FDIC insurance	1,025	1,090	2,072	1,537
Data processing	562	363	958	735
Losses on other real estate owned, repossessions and fixed assets	448	383	640	675
Write-downs on other real estate owned and repossessions	1,804	1,134	2,601	1,140
OREO and repossession holding costs	494	561	864	913
All other items	1,604	1,262	3,301	2,847

Total other noninterest expense	$6,985	$5,709	$12,549	$9,256

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as they do for on-balance-sheet instruments. The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2011, December 31, 2010 and June 30, 2010, was as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
		(in thousands)
Commitments to extend credit	$109,249	$127,377	$156,074
Standby letters of credit	$8,669	$14,090	$14,124

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

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

On August 4, 2011, the Company filed its Proxy Statement for the 2011 Annual Meeting to be held on September 13, 2011. One of the proposals is to consider and vote upon an amendment to the Company’s Articles of Incorporation that would effect a one-for-ten (1-for-10) reverse stock split of the Company’s common stock. Reducing the number of outstanding shares through the reverse stock split is intended, absent other factors, to increase the per share market price of the Company’s common stock.

Preferred Stock

Beginning with the February 15, 2010 dividend on its Preferred Stock, the Company’s Board of Directors elected to defer payments on the dividend on the Preferred Stock. Dividends for the Series A Preferred Stock are cumulative. The Company has missed six quarterly Preferred Stock dividend payments, giving the Treasury the right to appoint two directors to the Company’s Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. At this time, the Treasury has not exercised its right to appoint two directors; instead, the Treasury has requested, and the Company has agreed, to permit an observer employed by the Treasury to attend meetings of the Company’s Board of Directors.

On September 7, 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of Atlanta. As part of the Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. Note 2 provides additional information on the Agreement.

The Company recognized $413 thousand and $826 thousand in dividends for Preferred Stock for the three and six months ended June 30, 2011, respectively, compared to $412 thousand and $825 thousand for the three and six months ended June 30, 2010. As of June 30, 2011, the unpaid, accrued dividend is $2,681 thousand and is included in other liabilities in the Company’s consolidated balance sheet. For the six months ended June 30, 2011 and 2010, the Company recognized $198 thousand and $186 thousand, respectively, in Preferred Stock discount accretion.

ESOP Activity

On June 30, 2011 and March 31, 2011, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 1% of the employee’s compensation for the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense
	(in thousands)
Shares as of December 31, 2010	578	—	623
Shares allocated during 2011	(64)	—	64	$49

Shares as of June 30, 2011	514	—	687

NOTE 10 – TAXES

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

During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. Positive evidence included the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of June 30, 2011, the valuation allowance totals $28,249 thousand.

For the three and six months ended June 30, 2011, the Company recognized an income tax benefit of $105 thousand and an income tax provision of $86 thousand, respectively. For the three and six months ended June 30, 2010, the Company recognized an income tax benefit of $1,769 thousand and $2,923 thousand, respectively. The following reconciles the income tax (benefit) provision to statutory rates:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Federal taxes at statutory tax rate	$(1,870)	$(1,324)	$(2,709)	$(2,095)
Tax exempt earnings on loans and securities	(109)	(121)	(222)	(250)
Tax exempt earnings on bank owned life insurance	(89)	(86)	(176)	(171)
Low-income housing tax credits	(97)	(103)	(195)	(207)
Other, net	8	46	38	96
State tax provision, net of federal effect	(226)	(181)	(349)	(296)
Changes in the deferred tax asset valuation allowance	2,278	—	3,699	—

Income tax (benefit) provision	$(105)	$(1,769)	$86	$(2,923)

The increases in the deferred tax valuation allowance offset the income tax benefits recognized for the three and six months ended June 30, 2011. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.

The Company evaluated its material tax positions as of June 30, 2011. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements. The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2011	$1,338
Increases related to prior year tax positions	—
Increases related to current year tax positions	65
Lapse of statute	—

Balance at June 30, 2011	$1,403

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Loans Held For Sale: Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$31,042	$—	$31,042	$—
Mortgage-backed—residential	93,743	—	93,743	—
Municipals	33,829	—	33,579	250
Other	39	—	—	39
Loans held for sale	1,227	—	1,227	—
Forward loan sales contracts	14	—	14	—

Financial liabilities
None

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$31,827	$—	$31,827	$—
Mortgage-backed—residential	86,808	—	86,808	—
Municipals	35,500	—	35,250	250
Other	30	—	—	30
Loans held for sale	2,556	—	2,556	—
Forward loan sales contracts	84	—	84	—

Financial liabilities
None

	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$29,532	$—	$29,532	$—
Mortgage-backed—residential	86,086	—	86,086	—
Municipals	37,336	—	37,086	250
Other	77	—	—	77
Loans held for sale	2,713	—	2,713	—

Financial liabilities
Forward loan sales contracts	11	—	11	—

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of June 30, 2011.

	Balance as of December 31, 2010	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance as of June 30, 2011
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	$250	$—	$—	$—	$250
Other	30	9	—	—	39

The Company recognized a $9 thousand unrealized gain on its pooled trust preferred securities, which are classified as Level 3 fair value assets.

At June 30, 2011, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), repossessions, and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.

Upon initial recognition, OREO and repossessions are measured at fair value, which becomes the cost basis. The cost basis is subsequently re-measured at fair value when events or circumstances occur that indicate the initial fair value has declined. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Fair value adjustments for OREO and repossessions have generally been classified as Level 3.

The Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for loan and lease losses. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan and lease losses or the expense is recognized as a partial charge-off. The fair value of collateral-dependent loans is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the marketplace. These measurements have generally been classified as Level 3.

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the six months ended June 30, 2011.

	Carrying Value as of June 30, 2011	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2011
	(in thousands)
Other real estate owned –
Construction/development loans	$7,454	$—	$—	$7,454	$(2,706)
Residential real estate loans	3,515	—	—	3,515	(813)
Commercial real estate loans	3,088	—	—	3,088	(2,188)

Other real estate owned	14,057			14,057	(5,707)

Repossessions	26	—	—	26	(20)

Collateral-dependent loans –
Real Estate: Residential 1-4 family	1,257	—	—	1,257	(21)
Real Estate: Commercial	6,582	—	—	6,582	(585)
Real Estate: Construction	8,286	—	—	8,286	(2,600)
Real Estate: Multi-family and farmland	412	—	—	412	—
Commercial	1,568	—	—	1,568	—

Collateral-dependent loans	18,105	—	—	18,105	(3,206)

Totals	$32,188	$—	$—	$32,188	$(8,933)

For the six month period ended June 30, 2011, the Company established or increased its valuation allowance on $14,057 thousand of other real estate owned. The cumulative valuation allowance of $5,707 thousand included write-downs of $2,450 thousand and charge-offs of $491 thousand recorded during the six months ended June 30, 2011. For repossessions, the Company recorded $20 thousand in write-downs during the six months ended June 30, 2011. For collateral-dependent loans, the $7,442 thousand is the cumulative valuation allowance for which the Company established or increased its valuation allowance during the six months ended June 30, 2011. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.

During 2011, the Company determined that the Level 3 fair value methodology was more consistent with the Company’s valuation approach to other real estate owned, repossessions and collateral-dependent loans. As such, the Company transferred all applicable balances into the Level 3 category.

The following table presents the estimated fair values of the Company’s financial instruments.

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$9,713	$9,713	$8,298	$8,298	$8,960	$8,960
Interest bearing deposits in banks	$213,678	$213,678	$200,621	$200,621	$232,720	$232,720
Securities available-for-sale	$158,653	$158,653	$154,165	$154,165	$153,031	$153,031
Loans held for sale	$1,227	$1,227	$2,556	$2,556	$2,713	$2,713
Loans	$644,117	$657,404	$724,535	$736,232	$848,639	$862,760
Allowance for loan and lease losses	$(22,485)	$(22,485)	$(24,000)	$(24,000)	$(26,830)	$(26,830)

Financial liabilities
Deposits	$997,380	$997,613	$1,048,723	$1,052,784	$1,166,251	$1,175,546
Federal funds purchased and securities sold under agreements to repurchase	$15,239	$15,239	$15,933	$15,933	$19,347	$19,347
Other borrowings	$68	$68	$77	$77	$85	$85

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

NOTE 12 – FAIR VALUE OPTION

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

As of June 30, 2011, December 31, 2010 and June 30, 2010, there was $1,227 thousand, $2,556 thousand and $2,713 thousand in loans held for sale recorded at fair value, respectively. For the three and six months ended June 30, 2011, approximately $96 thousand and $301 thousand in loan origination and related fee income was recognized in noninterest income, respectively. For the three and six months ended June 30, 2010, approximately $236 thousand and $385 thousand, respectively, in loan origination and related fee income was recognized in noninterest expense. An insignificant amount of origination and related fee expense was recognized in the three and six months ended June 30, 2011 and 2010 in noninterest expense utilizing the fair value option.

For the six months ended June 30, 2011 and 2010, the Company recognized a loss of $219 thousand and $58 thousand, respectively, due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and provided $290 thousand and $69 thousand of income for the six months ended June 30, 2011 and 2010, respectively.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$1,227	$1,241	$(14)

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of June 30, 2011, the Company has not entered into a transaction in a dealer capacity.

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

On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2,010 thousand and $5,778 thousand, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $483 thousand and $963 thousand for the three and six months ended June 30, 2011, and $523 thousand and $1,042 thousand for the three and six months ended June 30, 2010.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2011[1]	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$64	$62	$126
Accretion of gain from 2009 terminated swaps	$820	$1,272	$2,092

[1]	Represents the gain accretion for July 1, 2011 to December 31, 2011. Excludes the amounts recognized in the first six months of 2011.

The following table presents the cash flow hedges as of June 30, 2011.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)

Asset hedges
Cash flow hedges:
Forward contracts	$1,227	$3	$17	$(9)	Various

	$1,227	$3	$17	$(9)

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$35,000	$—	$—	$83	June 28, 2012
Interest rate swap	25,000	—	—	691	October 15, 2012
Interest rate swap	25,000	—	—	690	October 15, 2012

	$85,000	$—	$—	$1,464

[1]

The $1.5 million of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2011, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of June 30, 2011.

		Consolidated Balance Sheet Presentation					Consolidated Income Statement Presentation
		Assets		Liabilities			Gains
	Notional	Classification	Amount	Classification	Amount		Classification	Amount Recognized
	(in thousands)

Hedging Instrument:
Forward contracts	$1,227	Other assets	$14	Other liabilities	$	N/A	Noninterest income – other	$290

Hedged Items:
Loans held for sale	N/A	Loans held for sale	$1,227	N/A		N/A	Noninterest income – other	N/A

For the three and six months ended June 30, 2011, no significant amounts were recognized for hedge ineffectiveness.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) by clarifying the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. The ASU:

•

Provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection on all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate;

•	Includes factors and examples for creditors to determine whether an insignificant delay in payment is considered a concession;

•	Prohibits creditors from using the borrower’s effective rate test in ASC 470-50, Debt, Modifications and Extinguishment, to evaluate whether a concession has been granted to a borrower;

•	Adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and

•	Ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

This ASU is effective for the first interim period beginning on or after June 15, 2011. The Company is currently evaluating the impact this new ASU will have on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period beginning after December 15, 2011. The adoption of this guidance will not materially impact the Company.

In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during the interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact this new ASU will have on the financial statements.

NOTE 15 – SUBSEQUENT EVENTS

On July 11, 2011, the Company appointed Crowe Horwath LLP as its new independent registered public accounting firm for its 2011 fiscal year after dismissing Joseph Decosimo and Company, PLLC on July 8, 2011.

During July 2011, the Company’s Board of Directors elected to defer the August 15, 2011 Preferred Stock dividend.

Effective August 8, 2011, the Company appointed Joseph E. Dell, Jr. as Executive Vice President and Chief Lending Officer, pending applicable regulatory non-objection. Mr. Dell has over 25 years of community banking experience, most recently serving as Executive Vice President and Chief Lending Officer of First Commonwealth Bank in Indiana, Pennsylvania.

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

SECOND QUARTER 2011 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and six month periods ended June 30, 2011 and 2010. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Company Overview

First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of June 30, 2011. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. has 36 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 319 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and internet banking (www.FSGBank.com) services.

Strategic Initiatives for 2011

During 2011, we continued to execute certain strategic initiatives that began during 2009 and 2010. Additionally, we anticipate consolidating branches while launching deposit and lending campaigns, as discussed in further detail below. We believe our strategic initiatives are positioning us appropriately for both short-term stability and long-term success. Executed initiatives include centralizing loan underwriting and approval, deepening senior management, improving our liquidity position and outsourcing the marketing and sales function for most of our foreclosed properties.

Strategic Initiative – Triumph Investment Managers

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

Strategic Initiative – Branch Consolidation

During the second quarter of 2011, we thoroughly reviewed our branch network. The results of this analysis identified between five and seven branch locations that we anticipate consolidating into surrounding branch locations. During the third quarter of 2011, we will determine which locations will be consolidated. We anticipate this consolidation to take place during the fourth quarter of 2011. The cost savings are estimated to be $1 million per year.

Strategic Initiative – Deposit Campaigns

During June 2011 and continuing into the third quarter, we launched several deposit campaigns aimed to increase our customer base and core deposits. To date, these campaigns have generated strong response from throughout our branch network. We anticipate additional deposit campaigns as we anticipate similar lending promotions during the second half of 2011.

Strategic Initiative – Strengthening Management and Lending Campaigns

As part of our strategy to further strengthen management, we re-established our Chief Lending Officer position. On August 8, 2011, Joseph (Joe) E. Dell, Jr. was appointed as Executive Vice President and Chief Lending Officer, pending applicable regulatory non-objection. Mr. Dell has over 25 years of community banking experience, most recently serving as Executive Vice President and Chief Lending Officer of First Commonwealth Bank in Indiana, Pennsylvania. We are currently developing several lending initiatives that we believe will stabilize our loan portfolio and position us for growth over the next six to twelve months.

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

Subsequent to year-end, various changes have occurred that may have subsequently affected First Security’s control environment:

•

The Board granted day-to-day operational oversight to Ralph E. Coffman, Jr. as President and Chief Operating Officer following the resignation of Chairman and CEO Rodger B. Holley. Mr. Coffman has more than 20 years of executive management experience in financial organizations, including serving in the CEO or President role at three different financial institutions.

•	The Board appointed John R. Haddock as Chief Financial Officer following the resignation of William L. Lusk, Jr. Mr. Haddock previously served as the Corporate Controller since 2006.

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

We are currently deemed not in compliance with several provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve Bank. We can provide no assurances that we will be able to comply fully with the Agreement, that efforts to comply with the Agreement will not have a material adverse effect on the operations and financial condition of First Security, or that further enforcement actions will not be imposed on First Security. Effective April 28, 2010, FSGBank reached an agreement with its primary regulator, the Office of the Comptroller of the Company (OCC), regarding the issuance of a Consent Order. The Order is a result of the OCC’s regular examination of FSGBank in the fall of 2009 and directs FSGBank to take actions intended to strengthen its overall condition. All customer deposits remain fully insured by the FDIC to the maximum extent allowed by law; the Order does not impact this coverage in any manner. On April 29, 2010, First Security filed a current report on Form 8-K describing the Order and the related actions taken by the Bank to date. The Form 8-K also provides a copy of the fully executed Order.

We are currently deemed not in compliance with several provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC. We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Order will not have a material adverse effect on the operations and financial condition of FSGBank, or that further enforcement actions won’t be imposed on FSGBank.

Overview

Market Conditions

Most indicators point toward the overall U.S. economy transitioning to a gradual recovery period over the next several years. However, the impact of the U.S. credit rating downgrade to AA+ may have long-term economic consequences, including possibly extending the current economic conditions. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends. At this time, we anticipate our regional economy will recover at a faster rate than the national average due to the economic developments occurring in our region.

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

While the economic recession has resulted in higher unemployment across the country, our market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 8.4% and 7.6%, respectively (as of May 2011, the most recent available data), than the Tennessee rate of 9.5%. The economy of the Dalton, Georgia Metropolitan Statistical Area (MSA) is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint. The unemployment rate in the Dalton MSA is 11.0%

(as of May 2011) compared to the Georgia rate of 9.7%. For the Chattanooga and Knoxville MSAs, the number of unemployed workers is decreasing and, as of May 2011, has declined by 15.4% in Chattanooga and 17.5% in Knoxville since the peak in June 2009. We believe these positive employment trends will continue throughout 2011.

Our market area has also benefited from a relatively stable housing market. According to the National Association of REALTORS, the median sales prices of existing single-family homes declined 6.0% and 5.5% for the Chattanooga and Knoxville MSAs, respectively, from 2008 to 2010 compared to 11.9% decline for the nation and a 9.3% decline for the census region identified as the South. The median sales prices of existing single-family homes increased 3.9% and 3.4% for Chattanooga and Knoxville, respectively, from the first quarter of 2010 to the first quarter of 2011 compared to a 4.6% and 0.6% decline for the nation and South, respectively. While residential real estate values may continue to decline, we are hopeful that housing prices will begin to stabilize.

Financial Results

As of June 30, 2011, we had total consolidated assets of $1.1 billion, total loans of $645.3 million, total deposits of $997.4 million and stockholders’ equity of $84.8 million. For the three and six months ended June 30, 2011, our net loss allocated to common shareholders was $5.9 million and $9.1 million, respectively, resulting in basic and diluted net loss of $0.37 per share for the quarter and $0.57 per share for the year-to-date period.

As of June 30, 2010, we had total consolidated assets of $1.3 billion, total loans of $851.4 million, total deposits of $1.2 billion and stockholders’ equity of $136.8 million. For the three and six months ended June 30, 2010, our net loss allocated to common shareholders was $2.6 million and $4.3 million, respectively, resulting in basic and diluted net loss of $0.17 per share for the quarter and $0.27 per share for the year-to-date period.

For the three and six month periods ended June 30, 2011, net interest income decreased by $1.6 million and $3.8 million, respectively, and noninterest income decreased by $502 thousand and $542 thousand, respectively, compared to the same periods in 2010. For the three and six months ended June 30, 2011, noninterest expense increased by $464 thousand and $2.0 million, respectively, compared to the same periods in 2010. The decline in net interest income is primarily attributable to a reduction in our loan portfolio. Noninterest income decreased primarily due to lower deposit fees while noninterest expense increased primarily due to higher expenses associated with nonperforming assets, including write-downs, losses and holding costs. These increases were partially offset by reductions in salary and benefit expense. Full-time equivalent employees were 319 at June 30, 2011, compared to 333 at June 30, 2010.

The provision for loan and lease losses decreased $1.0 million and $4.5 million for the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010.

Our efficiency ratio increased in the second quarter of 2011 to 130.6% compared to 102.3% in the same period of 2010 primarily due to reductions in net interest income and noninterest income and increases to noninterest expense. We anticipate our efficiency ratio to begin to improve during the second half of 2011 as we focus on enhancing revenue while reducing certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio in the second half of 2011 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.

Net interest margin in the second quarter of 2011 was 2.96%, or 3 basis points higher than the prior year period of 2.93%. We believe that our net interest margin has stabilized and we anticipate it continuing to improve in the second half of 2011. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board.

During the second quarter of 2011, our Board of Directors elected to defer payment of the Series A Preferred Stock (Preferred Stock). To date, the Company has deferred six consecutive Preferred Stock dividend payments. The sixth deferred payment provided the U.S. Treasury (Treasury) the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. Pursuant to the Written Agreement between First Security and the Federal Reserve, we may not declare or pay dividends without prior written consent from the Federal Reserve. During April 2011, the Treasury requested and we consented to allow an observer to attend our Board meetings.

RESULTS OF OPERATIONS

We reported a net loss to common stockholders for the three and six month periods ended June 30, 2011 of $5.9 million and $9.1 million compared to a net loss for the same periods in 2010 of $2.6 million and $4.3 million, respectively. In the second quarter of 2011, basic and diluted net loss per share was $0.37 on approximately 15.9 million weighted average shares outstanding. On a year-to-date basis, basic and diluted net loss per share was $0.57 on approximately 15.9 million weighted average shares outstanding.

Net loss on a quarterly and year-to-date basis in 2011 was above the comparable amounts in 2010 as a result of the reduction in our loan portfolio and higher operating expenses associated with elevated levels of non-performing assets. Additionally, the tax valuation allowance has reduced or eliminated the tax benefit associated with the operating losses. The year-to-date 2011 loss before taxes was $8.0 million compared to $6.2 million for the same period in 2010. As of June 30, 2011, we had 36 banking offices, including the headquarters, and 319 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2011 compared to the same periods in 2010.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended June 30, 2011	Change from Prior Year		For the Six Months Ended June 30, 2011	Change from Prior Year
		Amount	Percentage		Amount	Percentage
	(in thousands, except percentages)
Interest income	$11,014	$(3,276)	-22.9%	$22,516	$(6,815)	-23.2%
Interest expense	3,695	(1,634)	-30.7%	7,671	(3,024)	-28.3%

Net interest income	7,319	(1,642)	-18.3%	14,845	(3,791)	-20.3%
Provision for loan and lease losses	2,625	(1,004)	-27.7%	3,509	(4,489)	-56.1%

Net interest income after provision for loan and lease losses	4,694	(638)	-12.0%	11,336	698	6.6%
Noninterest income	2,056	(502)	-19.6%	4,320	(542)	-11.1%
Noninterest expense	12,250	465	3.9%	23,623	1,960	9.0%

Net loss before income taxes	(5,500)	(1,605)	-41.2%	(7,967)	(1,804)	-29.3%
Income tax benefit	(105)	1,664	94.1%	86	3,009	102.9%

Net loss	(5,395)	(3,269)	-153.8%	(8,053)	(4,813)	-148.5%
Preferred stock dividends and discount accretion	513	7	1.4%	1,024	13	1.3%

Net loss allocated to common stockholders	$(5,908)	$(3,276)	-124.5%	$(9,077)	$(4,826)	-113.5%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended June 30, 2011, net interest income decreased by $1.6 million, or 18.3%, to $7.3 million compared to $9.0 million for the same period in 2010. For the six months ended June 30, 2011, net interest income decreased by $3.8 million, or 20.3%, to $14.8 million for the period ended June 30, 2011, compared to $18.6 million for the same period in 2010.

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

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2011 and 2010.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$666,832	$9,708	5.84%	$873,418	$12,734	5.85%
Debt securities – taxable	120,233	893	2.98%	109,078	1,007	3.70%
Debt securities – non-taxable (2)	34,736	490	5.66%	38,193	533	5.60%
Other earning assets	192,699	103	0.21%	231,707	216	0.37%

Total earning assets	1,014,500	11,194	4.43%	1,252,396	14,490	4.64%

Allowance for loan and lease losses	(24,155)			(26,339)
Intangible assets	1,303			1,748
Cash & due from banks	9,447			7,726
Premises & equipment	30,401			32,541
Other assets	71,850			80,147

TOTAL ASSETS	$1,103,346			$1,348,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$62,716	40	0.26%	$68,743	50	0.29%
Money market accounts	114,053	248	0.87%	133,524	330	0.99%
Savings deposits	39,481	24	0.24%	39,179	26	0.27%
Time deposits of less than $100 thousand	194,608	726	1.50%	235,766	1,248	2.12%
Time deposits of $100 thousand or more	142,444	593	1.67%	194,408	1,097	2.26%
Brokered CDs and CDARS®	277,832	1,956	2.82%	352,915	2,456	2.79%
Repurchase agreements	15,278	107	2.81%	18,992	120	2.53%
Other borrowings	69	1	5.81%	87	2	7.66%

Total interest bearing liabilities	846,481	3,695	1.75%	1,043,614	5,329	2.05%

Net interest spread		$7,499	2.68%		$9,161	2.59%

Noninterest bearing demand deposits	157,954			156,542
Accrued expenses and other liabilities	10,786			9,152
Stockholders’ equity	84,147			133,214
Accumulated other comprehensive income	3,978			5,697

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,103,346			$1,348,219

Impact of noninterest bearing sources and other changes in balance sheet composition			0.28%			0.34%

Net interest margin			2.96%			2.93%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $180 thousand and $200 thousand for the three months ended June 30, 2011 and 2010, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO 2010

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(3,012)	$(14)	$(3,026)
Debt securities – taxable	103	(217)	(114)
Debt securities – non-taxable	(48)	5	(43)
Other earning assets	(36)	(77)	(113)

Total earning assets	(2,993)	(303)	(3,296)

Interest bearing liabilities:
Interest bearing demand deposits	(4)	(6)	(10)
Money market accounts	(48)	(34)	(82)
Savings deposits	—	(2)	(2)
Time deposits of less than $100 thousand	(218)	(304)	(522)
Time deposits of $100 thousand or more	(293)	(211)	(504)
Brokered CDs and CDARS®	(523)	23	(500)
Repurchase agreements	(23)	10	(13)
Other borrowings	—	(1)	(1)

Total interest bearing liabilities	(1,109)	(525)	(1,634)

Increase (decrease) in net interest income	$(1,884)	$222	$(1,662)

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended June 30, 2011 and 2010.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Six Months Ended June 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$686,823	$19,896	5.84%	$902,332	$26,186	5.85%
Debt securities – taxable	119,166	1,768	2.99%	107,230	2,111	3.97%
Debt securities – non-taxable (2)	35,037	992	5.71%	39,732	1,111	5.64%
Other earning assets	188,869	227	0.24%	210,218	339	0.33%

Total earning assets	1,029,895	22,883	4.48%	1,259,512	29,747	4.76%

Allowance for loan and lease losses	(24,521)			(26,556)
Intangible assets	1,359			1,805
Cash & due from banks	10,193			8,320
Premises & equipment	30,553			32,771
Other assets	72,107			79,105

TOTAL ASSETS	$1,119,586			$1,354,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$62,661	81	0.26%	$65,855	95	0.29%
Money market accounts	116,143	502	0.87%	135,881	713	1.06%
Savings deposits	39,005	48	0.25%	38,193	51	0.27%
Time deposits of less than $100 thousand	198,052	1,538	1.57%	239,837	2,591	2.18%
Time deposits of $100 thousand or more	146,073	1,262	1.74%	200,386	2,291	2.31%
Brokered CDs and CDARS®	286,437	4,019	2.83%	338,363	4,653	2.77%
Brokered money markets and NOWs	—	—	—%	13,231	57	0.87%
Repurchase agreements	15,657	219	2.82%	19,434	241	2.50%
Other borrowings	72	2	5.60%	89	3	6.80%

Total interest bearing liabilities	864,100	7,671	1.79%	1,051,269	10,695	2.05%

Net interest spread		$15,212	2.69%		$19,052	2.71%

Noninterest bearing demand deposits	155,026			153,511
Accrued expenses and other liabilities	10,514			9,871
Stockholders’ equity	86,088			134,410
Accumulated other comprehensive income	3,858			5,896

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,119,586			$1,354,957

Impact of noninterest bearing sources and other changes in balance sheet composition			0.29%			0.34%

Net interest margin			2.98%			3.05%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $367 thousand and $416 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO 2010

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(6,309)	$19	$(6,290)
Debt securities – taxable	229	(572)	(343)
Debt securities – non-taxable	(134)	15	(119)
Other earning assets	(35)	(77)	(112)

Total earning assets	(6,249)	(615)	(6,864)

Interest bearing liabilities:
Interest bearing demand deposits	(5)	(9)	(14)
Money market accounts	(105)	(106)	(211)
Savings deposits	1	(4)	(3)
Time deposits of less than $100 thousand	(457)	(596)	(1,053)
Time deposits of $100 thousand or more	(626)	(403)	(1,029)
Brokered CDs and CDARS®	(725)	91	(634)
Brokered money markets and NOWs	(57)	—	(57)
Repurchase agreements	(47)	25	(22)
Other borrowings	(1)	—	(1)

Total interest bearing liabilities	(2,022)	(1,002)	(3,024)

Increase (decrease) in net interest income	$(4,227)	$387	$(3,840)

Net Interest Income – Volume and Rate Changes

Interest income for the second quarter of 2011 was $11.0 million, a 22.9% decrease compared to the same period in 2010. Average earning assets decreased $237.9 million, or 19.0%, in the second quarter of 2011 compared to the same period in 2010. Average loans and other earning assets declined in the second quarter of 2011 by $206.6 million and $39.0 million, respectively, offset by a $7.7 million increase in investment securities. The change in mix and volume of earning assets reduced interest income by $3.0 million comparing the second quarter of 2011 to the same period in 2010. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged over approximately $190 million for the second quarter of 2011. The yield on this account is approximately 25 basis points. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk, which we describe more fully below in the Liquidity section, resulting from deteriorating asset quality and the Consent Order. We anticipate average loans to stabilize over the next six to twelve months. We anticipate average earning assets to decline as brokered deposits mature and are funded with existing cash reserves.

Interest income for the six months ended June 30, 2011 was $22.5 million, a 23.2% decrease compared to the same period in 2010. On a year-to-date basis, average earning assets declined $229.6 million, with average loans declining $215.5 million. The reduction in average loans reduced interest income by $6.3 million.

The tax equivalent yield on earning assets decreased by 21 basis points and 28 basis points for the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. Comparing the second quarter of 2011 to 2010, the yield on loans declined 1 basis point from 5.85% to 5.84%. We anticipate the yield on loans to remain consistent or improve in 2011 as we have instituted higher loan pricing floors on new and renewing loans. During the first quarter of 2010, we conducted a bond swap by selling approximately $14.8 million of investment securities with an average tax-equivalent yield of 5.20% and replacing with $14.6 million of bonds with an average tax-equivalent yield of 3.17%. The transactions eliminated the credit risk associated with our private-label CMO securities, as well as certain municipal securities. We anticipate the yield on investment securities for the remaining quarters of 2011 will be consistent with the yield for second quarter 2011 and lower than the comparable 2010 periods. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of June 30, 2011, approximately 40% of our loan portfolio is either variable or adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Total interest expense was $3.7 million in the second quarter of 2011, or 30.7% lower than the same period in 2010. On a year-to-date basis, total interest expense was $7.7 million, or 28.3% lower than the same period in 2010. Average interest bearing liabilities decreased by $197.1 million and $187.2 million for the three and six month periods of 2011, respectively, compared to the same periods in 2010. Comparing the second quarter of 2011 to the same period in 2010, average brokered deposits declined by $75.1 million while retail and jumbo certificates of deposits declined by $41.2 million and $52.0 million, respectively. For the year-to-date period, average brokered deposits decreased by $65.2 million while average retail and jumbo certificates of deposits declined by $41.8 million and $54.3 million, respectively. The reductions in volume reduced interest expense by $1.1 million and $2.0 million for the three and six month period ended June 30, 2011. Further reducing interest expense was the decline in rates paid on deposits, primarily in retail and jumbo certificates of deposits. The decrease in rates is due primarily due to term deposits maturing and repricing at lower current market rates.

We expect average loans to stabilize over the next six to twelve months as the regional economy begins to enter into some measure of recovery. Investment securities will continue to grow as earnings are reinvested into new securities. We expect other earning assets to begin to decline during the remainder of 2011 as brokered deposits mature without being replaced. Beginning in June and continuing into the third quarter of 2011, we launched a deposit special campaign. To date, the campaign has been successful in maintaining our customer deposits. For the remainder of 2011, we expect average interest bearing liabilities to be comparable or higher to the second quarter 2011 results. Rates paid on deposits for the remainder of the year are expected to be consistent with second quarter results.

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

Our net interest rate spread (on a tax equivalent basis) was 2.68% and 2.69% for the three and six months ended June 30, 2011, respectively, compared to 2.59% and 2.71% for the same periods in 2010, respectively. Our net interest margin (on a tax equivalent basis) was 2.96% and 2.98% for the three and six months ended June 30, 2011, respectively, compared to 2.93% and 3.05% for the same periods in 2010, respectively. Our net interest spread and margin results were consistent comparing 2011 to 2010. During December of 2009 and the first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A portion of these funds was utilized to pay off our variable-rate brokered money market account during the first quarter of 2010. The remaining funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. As of June 30, 2011, our balance at the Federal Reserve Bank was approximately $212 million. The negative spread associated between the interest bearing cash and the brokered deposits will continue to negatively impact our net interest spread and margin.

Average interest bearing liabilities as a percentage of average earning assets was consistent for all periods. Noninterest bearing funding sources were also consistent, contributing between 28 and 34 basis points to each period shown.

In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. For the three and six months ended June 30, 2011, the accretion of the swaps added approximately $483 thousand and $963 thousand, respectively, to interest income compared to $523 thousand and $1.0 million for the same periods in 2010.

We anticipate our net interest margin will remain consistent or improve during the remainder of 2011. However, improvement is dependent on multiple factors including our ability to raise core deposits, anticipated maturities of brokered deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three and six month periods ended June 30, 2011 were $2.6 million and $3.6 million, respectively, compared to $3.5 million and $8.0 million, respectively, for the same periods in 2010. Net charge-offs for the three and six months ended June 30, 2011 were $2.6 million and $5.0 million, respectively, compared to net charge-offs of $2.9 million and $7.7 million, respectively, for the same periods in 2010. Annualized net charge-offs as a percentage of average loans were 1.46% for the six months ended June 30, 2011 compared to 1.70% for the same period in 2010. Our peer group’s average annualized net charge-offs (as reported in the June 30, 2011 Uniform Bank Performance Report) were 0.92%.

The decrease in our provision for loan and lease losses for both the three and six month periods of 2011 compared to the same periods in 2010 resulted from our analysis of inherent risks in the loan portfolio in relation to the reduction of our portfolio, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions.

For the six month period ended June 30, 2011, our provision expense decreased by $4.5 million compared to the same period in 2010. The year-over-year decrease is primarily due $2.6 million reduction in net charge-offs for 2011 as well as the year-over-year decline in the loan portfolio.

As of June 30, 2011, management determined our allowance of $22.5 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at September 30, 2011, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

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

Noninterest Income

Noninterest income totaled $2.1 million for the second quarter of this year, a decrease of $502 thousand, or 19.6%, from the same period in 2010. On a year-to-date basis, noninterest income totaled $4.3 million, a decrease of $542 thousand, or 11.1%, from the 2010 level. The quarterly and year-to-date declines are primarily a result of lower deposit fees.

The following table presents the components of noninterest income for the periods ended June 30, 2011 and 2010.

NONINTEREST INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Percent Change	2010	2011	Percent Change	2010
	(in thousands, except percentages)

Non-sufficient funds (NSF) fees	$576	-27.9%	$799	$1,161	-25.5%	$1,558
Service charges on deposit accounts	202	-18.9%	249	399	-18.6%	490
Point-of-sale (POS) fees	347	2.1%	340	664	6.1%	626
Bank-owned life insurance income	261	4.0%	251	518	3.0%	503
Mortgage loan and related fees	96	-59.3%	236	301	-21.8%	385
Trust fees	187	-2.6%	192	415	10.1%	377
Net gain on sale of available-for-sale securities	—	—	—	—	-100.0%	57
Other income	387	-21.2%	491	862	-0.5%	866

Total noninterest income	$2,056	-19.6%	$2,558	$4,320	-11.1%	$4,862

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $778 thousand for the second quarter of 2011, a decrease of $270 thousand, or 25.8%, from the same period in 2010. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the recently-enacted Dodd Frank financial reform bill may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.

Point-of-sale fees (POS fees) increased 2.1% and 6.1% to $347 thousand and $664 thousand for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the recently-enacted Dodd Frank financial reform bill will have a future material impact on this product and its revenue.

Bank-owned life insurance income was $261 thousand and $518 thousand for the three and six months ended June 30, 2011, respectively, remaining consistent with 2010 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 6% through June 30, 2011.

Mortgage loan and related fees for the second quarter of 2011 decreased $140 thousand, or 59.3%, to $96 thousand compared to $236 thousand in the second quarter of 2010. For the six months ended June 30, 2011, mortgage income decreased $84 thousand, or 21.8%, compared to the same period in 2010. As discussed in the notes to our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated in the secondary market totaled $4.3 million and $10.9 million for the three and six months ended June 30, 2011, respectively. Mortgages sold in the secondary market for the three and six months ended June 30, 2011 totaled $4.2 million and $12.3 million, respectively. Mortgages originated for sale in the secondary markets totaled $7.9 million and $17.8 million for the three and six months ended June 30, 2010, respectively. Mortgages sold in the secondary market totaled $7.4 million and $16.3 million for the three and six months of 2010, respectively. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.

Trust fees decreased $5 thousand and increased $38 thousand for the three and six months ended June 30, 2011 compared to 2010. As of June 30, 2011, our trust and wealth management department had 456 accounts with assets held under management of $204.6 million compared to 462 accounts with assets held under management of $191.5 million as of June 30, 2010. As a significant portion of our trust fees is associated with the level of assets under management, income for future periods is dependent on our ability to retain and expand our client base as well as the performance of the stock market.

During the first quarter of 2010, we conducted a bond swap that resulted in a $57 thousand gain on sale of available-for-sale securities. This transaction is discussed above in the Net Interest Income – Volume and Rate Change section of MD&A.

Other income for the second quarter of 2011 was $387 thousand compared to $491 thousand for the same period in 2010. For the six months ended June 30, 2011, other income decreased $4 thousand to $862 thousand compared to the same period in 2010. The components of other income primarily consist of ATM fee income, gains on sales of other real estate owned (OREO) and repossessions, underwriting revenue, and safe deposit box fee income.

Noninterest Expense

Noninterest expense for the second quarter of 2011 increased $465 thousand, or 3.9%, to $12.3 million compared to $11.8 million for the same period in 2010. On a year-to-date basis, noninterest expense increased $2.0 million, or 9.0%, to $23.6 million compared to $21.7 million for the same period in 2010. The increases for both periods are primarily due to higher nonperforming asset costs, including write-downs, losses and holding costs associated with other real estate owned and repossessions and increased FDIC insurance, partially offset by lower salaries and benefits costs as well as expenses from furniture and equipment.

As discussed in the Strategic Initiatives for 2011 section of MD&A above, we completed a review of our branch network during the second quarter of 2011. The results identified between five and seven branch locations that we anticipate consolidating into surrounding branch locations during the fourth quarter of 2011. We will determine which locations will be consolidated during the third quarter of 2011. The cost savings are estimated to be $1 million per year. Accordingly, we would anticipate savings in applicable noninterest expense categories after the consolidation.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2011 and 2010.

NONINTEREST EXPENSE

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Percent Change	2010	2011	Percent Change	2010
	(in thousands, except percentages)
Salaries & benefits	$4,051	-13.9%	$4,703	$8,527	-11.6%	$9,651
Occupancy	806	-7.6%	872	1,695	-1.7%	1,725
Furniture and equipment	408	-18.6%	501	852	-17.4%	1,031
Professional fees	1,048	14.4%	916	2,113	50.1%	1,408
FDIC insurance	1,025	-6.0%	1,090	2,072	34.8%	1,537
Write-downs on other real estate owned and repossessions	1,804	59.1%	1,134	2,601	128.2%	1,140
Losses on other real estate owned, repossessions and fixed assets	448	17.0%	383	640	-5.2%	675
OREO and repossession holding costs	494	-11.9%	561	864	-5.4%	913
Data processing	562	54.8%	363	958	30.3%	735
Communications	120	-9.1%	132	283	-3.1%	292
Intangible asset amortization	119	3.5%	115	235	0.9%	233
Printing & supplies	63	-27.6%	87	158	-10.2%	176
Advertising	89	169.7%	33	150	74.4%	86
Other expense	1,213	35.5%	895	2,475	20.1%	2,061

Total noninterest expense	$12,250	3.9%	$11,785	$23,623	9.0%	$21,663

Salaries and benefits for the second quarter of 2011 decreased $652 thousand, or 13.9%, compared to the same period in 2010 and $1.1 million, or 11.6%, on a year-to-date basis. The decrease in salaries and benefits is primarily related to our reductions in staffing. As of June 30, 2011, we had 319 full time equivalent employees compared to 333 as of June 30, 2010. We currently operate 36 full-service banking offices.

Occupancy expense for the second quarter of 2011 decreased $66 thousand, or 7.6%, compared to the same period in 2010 and was consistent for the year-to-date period of 2011 compared to the same period in 2010. As of June 30, 2011, First Security leased six facilities and the land for five branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $93 thousand, or 18.6%, and $179 thousand, or 17.4%, respectively, primarily due to lower equipment depreciation expense.

Professional fees increased $132 thousand for the second quarter of 2011 compared to the same period in 2010 and $705 thousand on a year-to-date basis. The increase is primarily due to additional legal costs associated with higher levels of nonperforming assets as well as elevated corporate legal expenses. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.

FDIC deposit premium insurance decreased $65 thousand to $1.1 million and increased $535 thousand to $2.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The year-to-date increase is an indirect result of the items discussed in the Consent Order, including the deterioration of our asset quality and its impact on our financial results. FDIC insurance premiums are likely to remain elevated for so long as the Consent Order remains in place.

Write-downs on OREO and repossessions increased $670 thousand and $1.5 million for the three and six month periods ended June 30, 2011 compared to the same periods in 2010. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs for the remainder of 2011 are dependent on real estate market conditions and our ability to liquidate properties.

Losses on OREO, repossessions and fixed assets increased $65 thousand to $448 thousand, or 17.0%, and decreased $35 thousand to $640 thousand, or 5.2%, for the three and six month periods ended June 30, 2011, compared to the same periods in 2010. The increased losses are primarily a result of higher levels of OREO properties and repossessions. As we seek to liquidate existing properties and repossessions in a timely manner, we may continue to experience losses, depending on real estate market conditions and our ability to liquidate properties.

OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs decreased $67 thousand, or 11.9%, and $49 thousand, or 5.4%, for the three and six months ended June 30, 2011 compared to the same periods in 2010. We anticipate the level of holding costs to remain elevated for 2011.

Data processing fees increased 54.8% for the second quarter of 2011 compared to the same period in 2010 and 30.3% on a year-to-date basis. The monthly fees associated with data processing are typically based on transaction volume.

We anticipate communications and printing and supplies expenses to remain stable or decline for the remainder of 2011 as we continue to reduce discretionary expenses.

Advertising expenses increased as a result of the deposit special campaign and other advertising incurred to stimulate bank business.

Intangible asset amortization expense remained consistent for the second quarter of 2011 compared to the same period in 2010 and also on a year-to-date basis. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2011.

Other expense increased $318 thousand and $414 thousand for the quarter and year ended June 30, 2011, respectively, compared to the same periods in 2010. The increase is primarily due to increased insurance costs well as increased director fees and other assessments.

Income Taxes

We recorded an income tax benefit of $105 thousand and income tax expense of $86 thousand for the three and six months ended June 30, 2011 compared to income tax benefits of $1.8 million and $2.9 million for the same periods in 2010. During 2010, we established a deferred tax asset valuation allowance. For the six months ended June 30, 2011, we recorded $3.7 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first half of 2011. For the six months ended June 30, 2011, our tax-exempt income from municipal securities and loans as well as bank-owned life insurance was approximately $1.2 million. We also recorded low-income housing tax credits of $195 thousand. Adjusting for these items and the deferred tax valuation expense, our effective tax rate approximates 37%.

At June 30, 2011, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements. During the fourth quarter of 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. During 2010, certain tax refunds were withheld and applied to the disputed uncertain tax position. As of June 30, 2011, our total accrual for uncertain tax positions is approximately $1.0 million.

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

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.1 billion at June 30, 2011, $1.2 billion at December 31, 2010 and $1.3 billion at June 30, 2010. The decline from June 30, 2010 to June 30, 2011 is primarily due to the reductions in our loan portfolio. For the remainder of 2011, we anticipate funding prudent investment opportunities through our existing cash reserves or with growth in core deposits.

Loans

The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances during 2010 and for the first six months in 2011. As of June 30, 2011, total loans declined by $81.7 million, or 11.2% (22.5% annualized), from December 31, 2010 and by $206.0 million, or 24.2%, from June 30, 2010. As discussed in the Strategic Initiatives for 2011 section of MD&A above, we have appointed Mr. Joseph Dell as EVP and Chief Lending Officer. We are currently developing several lending initiatives that we believe will stabilize our loan portfolio over the next six to twelve months and position us for long-term growth.

The following table presents our loan portfolio by type.

LOAN PORTFOLIO

				Percent change from
	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$232,417	$252,026	$273,030	-7.8%	-14.9%
Commercial	209,871	226,357	247,009	-7.3%	-15.0%
Construction	68,887	84,232	113,877	-18.2%	-39.5%
Multi-family and farmland	33,347	36,393	40,550	-8.4%	-17.8%

	544,522	599,008	674,466	-9.1%	-19.3%
Commercial loans	68,300	82,807	117,279	-17.5%	-41.8%
Consumer installment loans	24,606	33,860	42,262	-27.3%	-41.8%
Leases, net of unearned income	4,429	7,916	13,006	-44.1%	-65.9%
Other	3,487	3,500	4,339	-0.4%	-19.6%

Total loans	645,344	727,091	851,352	-11.2%	-24.2%
Allowance for loan and lease losses	(22,485)	(24,000)	(26,830)	-6.3%	-16.2%

Net loans	$622,859	$703,091	$824,522	-11.4%	-24.5%

Year-to-date, the largest declining loan balances were 1-4 family residential real estate loans of $19.6 million, or 7.8%, commercial real estate (CRE) loans of $16.5 million, or 7.3%, and construction and land development (C&D) loans of $15.3 million, or 18.2%. Comparing June 30, 2011 to June 30, 2010, the largest declining loan balances were commercial loans of $49.0 million, or 41.8%, C&D loans of $45.0 million, or 39.5%, and residential 1-4 family loans of $40.6 million, or 14.9%.

As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. However, due to the economic environment, we anticipate our loans may remain stable or possibly decline in the near term. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

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

The allowance is composed of two primary components: (1) specific impairments for substandard/nonaccrual loans and leases and (2) general allocations for classified loan pools, including special mention and substandard/accrual loans, as well as general allocations for the remaining pools of loans. We accumulate pools based on the underlying classification of the collateral. Each pool is assigned a loss severity rate based on historical loss experience and various qualitative and environmental factors, including, but not limited to, credit quality and economic conditions.

The following loan portfolio segments have been identified: (1) Real estate: Residential 1-4 family, (2) Real estate: Commercial, (3) Real estate: Construction, (4) Real estate: Multi-family and farmland, (5) Commercial, (6) Consumer, (7) Leases and (8) Other. We evaluate the risks associated with these segments based upon specific characteristics associated with the loan segments. The risk associated with the Real estate: Construction portfolio is most directly tied to the probability of declines in value of the residential and commercial real estate in our market area and secondarily to the financial capacity of the borrower. The risk associated with the Real estate: Commercial portfolio is most directly tied to the lease rates and occupancy rates for commercial real estate in our market area and secondarily to the financial capacity of the borrower. The other portfolio segments have various risk characteristics, including, but not limited to: the borrower’s cash flow, the value of the underlying collateral, and the capacity of guarantors.

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

While it is our policy to charge-off all or a portion of certain loans in the current period when a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because the assessment of these risks includes assumptions regarding local and national economic conditions, our judgment as to the adequacy of the allowance may change from our original estimates as more information becomes available and events change.

The following table presents an analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2011 and 2010. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $12 thousand and $11 thousand for the six month periods ended June 30, 2011 and 2010, respectively. The reserve for unfunded commitments totaled $241 thousand and $217 thousand as of June 30, 2011 and 2010, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the six months ended June 30,
	2011	2010
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$24,000	$26,492
Provision for loan and lease losses	3,509	7,998

Sub-total	27,509	34,490

Charged-off loans:
Real estate – residential 1-4 family	527	872
Real estate – commercial	3,074	795
Real estate – construction	1,431	3,077
Real estate – multi-family and farmland	—	130
Commercial loans	1,437	1,717
Consumer installment and Other loans	183	515
Leases, net of unearned income	919	940

Total charged-off	7,571	8,046

Recoveries of charged-off loans:
Real estate – residential 1-4 family	181	33
Real estate – commercial	200	152
Real estate – construction	305	3
Real estate – multi-family and farmland	382	—
Commercial loans	400	129
Consumer installment and Other loans	689	69
Leases, net of unearned income	390	—

Total recoveries	2,547	386

Net charged-off loans	5,024	7,660

Allowance for loan and lease losses – end of period	$22,485	$26,830

Total loans – end of period	$645,344	$851,352
Average loans	$686,823	$902,332
Net loans charged-off to average loans, annualized	1.46%	1.70%
Provision for loan and lease losses to average loans, annualized	1.02%	1.77%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.48%	3.15%
Nonperforming loans	40.36%	45.72%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of June 30, 2011		As of December 31, 2010		As of June 30, 2010
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$6,875	36.0%	$7,346	34.7%	$5,326	32.1%
Real estate – commercial	5,708	32.5%	5,550	31.1%	5,325	29.0%
Real estate – construction	4,089	10.7%	2,905	11.6%	4,459	13.3%
Real estate – multi-family and farmland	541	5.2%	761	5.0%	794	4.8%
Commercial loans	3,929	10.6%	5,692	11.4%	8,030	13.8%
Consumer installment loans	517	3.8%	813	4.7%	1,072	5.0%
Leases, net of unearned income	816	0.7%	917	1.1%	1,801	1.5%
Other	10	0.5%	16	0.4%	23	0.5%

Total	$22,485	100.0%	$24,000	100.0%	$26,830	100.0%

[1]	Represents the percentage of loans in each category to total loans.

Over the last two years, the ratio of the allowance to total loans significantly increased largely because of the economic downturn and the associated decline in real estate values. These two factors have contributed to a significant increase in classified loans, which is a driving component of the allowance.

We utilize a risk rating system to evaluate the credit risk of our loan portfolio. We classify loans as: pass, special mention, substandard, doubtful or loss. We assign a pass rating to loans that are performing as contractually agreed and do not exhibit the characteristics of heightened credit risk. A special mention risk rating is assigned to loans that are criticized but not considered as severe as a classified loan. Special mention loans generally contain one or more potential weaknesses, which if not corrected, could result in an unacceptable increase in the credit risk at some future date. A substandard risk rating is assigned to loans that have specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic or managerial nature and may require nonaccrual status. Substandard loans have a greater likelihood of loss. We assigns a doubtful risk rating to loans that the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Any loans that are assigned a risk rating of loss are fully charged-off in the period of the downgrade.

We segregate substandard loans into two classifications based on our allowance methodology for impaired loans. An impaired loan is defined as a substandard loan relationship in excess of $500 thousand that is also on nonaccrual status. These relationships are individually reviewed on a quarterly basis to determine the required allowance or loss, as applicable.

For the allowance analysis, the primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents our internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2011 and December 31, 2010:

As of June 30, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$196,816	$7,166	$25,101	$3,334	$232,417
Real estate: Commercial	164,058	16,596	16,335	12,882	209,871
Real estate: Construction	41,751	3,560	5,031	18,545	68,887
Real estate: Multi-family and farmland	28,238	1,904	1,228	1,977	33,347
Commercial	43,237	5,881	15,965	3,217	68,300
Consumer	23,910	78	368	250	24,606
Leases	—	1,242	2,198	989	4,429
Other	3,466	—	21	—	3,487

Total Loans	$501,476	$36,427	$66,247	$41,194	$645,344

As of December 31, 2010

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,553	4,338	20,316	3,600	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases	—	2,036	3,797	2,083	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,449	$39,033	$80,003	$41,606	$727,091

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $41,194 thousand and $41,606 thousand at June 30, 2011 and December 31, 2010, respectively. For impaired loans, payments are generally applies directly to principal.

We believe that the allowance for loan and lease losses as of June 30, 2011 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets

Asset Quality Strategic Initiatives

Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of June 30, 2011, our loan portfolio was 56.2% of total assets. Over the past two years, we implemented several significant strategies to further address our asset quality, including:

•	Restructured and expanded our credit department, including special assets

•	Developed centralized underwriting, document preparation and collections processes

•	Conducted a third-party loan review

•	Hired experienced special assets and credit officers

•	Expanded our loan review department, and

•	Outsourced the marketing and sales of residential OREO to market-leading real estate firms

During the fourth quarter of 2009, we began the process of restructuring our credit administration department to add additional depth and expertise. Specifically, the credit department is now aligned by line of business for commercial and retail credit with dedicated credit officers and staff supporting each of these portfolios. The chief credit officer will serve to support the senior credit officers.

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

Asset Quality and Non-Performing Assets Analysis and Discussion

Our asset quality ratios weakened in the second quarter of 2011 compared to year-end and the same period in 2010. As of June 30, 2011, our allowance for loan and lease losses as a percentage of total loans was 3.48%, which is an increase from the 3.30% as of December 31, 2010 and 3.15% as of June 30, 2010. Net charge-offs as a percentage of average loans (annualized) decreased to 1.46% for the six months ended June 30, 2011 compared to 1.70% for the first half of 2010. Non-performing assets as a percentage of total assets was 7.12% at June 30, 2011, compared to 6.78% as of December 31, 2010 and 5.85% as of June 30, 2010. As of June 30, 2011, non-performing assets, including loans that are 90 days past due, increased to $83.5 million, or 7.53% of total assets, from $84.1 million, or 7.20% of total assets as of December 31, 2010 and from $78.4 million, or 5.88% as of June 30, 2010.

We believe that overall asset quality will stabilize and begin to improve during the second half of 2011. Our special assets department actively collects past due loans and develops action plans for classified and criticized loans and leases. For OREO properties, we are focused on achieving the proper level of balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs with a bias towards liquidation.

Nonperforming assets include nonaccrual loans, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

NON-PERFORMING ASSETS BY TYPE

	June 30, 2011	December 31, 2010	June 30, 2010
	(in thousands, except percentages)
Nonaccrual loans	$51,161	$54,082	$58,339
Loans past due 90 days and still accruing	4,556	4,838	342

Total nonperforming loans	$55,717	$58,920	$58,681

Other real estate owned	$27,486	$24,399	$17,795
Repossessed assets	315	763	1,921
Nonaccrual loans	51,161	54,082	58,339

Total nonperforming assets	$78,962	$79,244	$78,055

Nonperforming loans as a percentage of total loans	8.63%	8.10%	6.89%
Nonperforming assets as a percentage of total assets	7.12%	6.78%	5.85%
Nonperforming assets plus loans 90 days past due to total assets	7.53%	7.20%	5.88%

The following table provides the classifications for nonaccrual loans and other real estate owned as of June 30, 2011, December 31, 2010 and June 30, 2010.

NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	June 30, 2011		December 31, 2010		June 30, 2010
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$19,230	16	$25,586	56	$18,120	46
Residential real estate loans	9,812	75	8,906	84	8,910	62
Commercial real estate loans	15,797	16	10,007	30	7,050	30
Commercial and industrial loans	3,895	28	4,228	26	17,501	46
Commercial leases	2,003	61	3,459	59	4,690	58
Consumer and other loans	424	18	1,896	18	2,068	17

Total	$51,161	214	$54,082	273	$58,339	259

Other real estate owned
Construction/development loans	$15,225	82	$10,821	67	$8,103	58
Residential real estate loans	7,720	66	8,266	63	5,186	46
Commercial real estate loans	4,541	20	5,312	20	4,506	19

Total	$27,486	168	$24,399	150	$17,795	123

Nonaccrual loans totaled $51.2 million, $54.1 million and $58.3 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of June 30, 2011, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

As of June 30, 2011, nonaccruals decreased by $2.9 million, or 5.4%, compared to year-end 2010. Comparing June 30, 2011 to December 31, 2010, nonaccrual construction and development loans declined by $6.4 million while nonaccrual commercial real estate loans increased by $5.8 million. During the first half of 2011, there were two commercial real estate properties placed on nonaccrual that totaled $4.1 million, or nearly 70% of the increase in nonaccrual commercial real estate loans. The decline in construction and development loans was a result of certain relationships migrating to OREO. We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.

Other real estate increased $3.1 million from December 31, 2010 to June 30, 2011, as additions continued to outpace dispositions. During the first half of 2011, we sold 34 properties with total proceeds of $4.1 million, resulting in a 90% realization of the carrying value prior to sale. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. We anticipate increased sales volume during 2011 as a result of this outsourcing. Additionally, we are taking a more aggressive sales approach to dispose of our current properties, which may lead to a lower realization rate.

Loans 90 days past due and still accruing declined by $282 thousand from year-end 2010 in a positive trend. As of June 30, 2011, the $4.6 million in past due loans was composed of $2.0 million in commercial and industrial loans, $1.6 million in commercial real estate loans, $724 thousand in residential real estate loans and the remainder in other categories. Past due construction and land development loans totaled only $45 thousand in a positive trend.

Total non-performing assets for the second quarter of 2011 were $79.0 million compared to $79.2 million at December 31, 2010 and $78.1 million at June 30, 2010.

Our asset ratios were generally less favorable as compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of June 30, 2011 and our UBPR peer group ratios as of June 30, 2011, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	8.63%	3.58%
Nonperforming loans[1] as a percentage of the allowance	247.80%	154.22%
Nonperforming loans[1] as a percentage of equity capital	65.72%	21.61%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	12.37%	4.75%

[1]	Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of June 30, 2011, we have no plans to liquidate a significant amount of any available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $158.7 million at June 30, 2011, $154.2 million at December 31, 2010 and $153.0 million at June 30, 2010. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. At June 30, 2011, the available-for-sale securities portfolio had unrealized net gains of approximately $2.8 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2011 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and pooled trust preferred securities.

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$3,025	$14,405	$10,970	$4,201	$32,601
Agency bonds	—	12,363	18,491	—	30,854
Agency issued REMICs	4,636	42,014	—	—	46,650
Agency issued mortgage pools	239	32,227	11,622	102	44,190
Other	—	—	—	127	127

Total	$7,900	$101,009	$41,083	$4,430	$154,422

Tax Equivalent Yield	5.21%	3.54%	3.68%	6.18%	3.74%

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

As of June 30, 2011, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of June 30, 2011, gross unrealized losses in our portfolio totaled $159 thousand, compared to $656 thousand and $286 thousand as of December 31, 2010 and June 30, 2010, respectively. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses associated with the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The remaining unrealized losses in our portfolio are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Based on results of our impairment assessment, the unrealized losses at June 30, 2011 are considered temporary.

As of June 30, 2011, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of June 30, 2011.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$48,926	$51,072
FHLMC*	$34,160	$35,508
Ginnie Mae	$26,226	$26,783

*	Federal Home Loan Mortgage Corporation

We held no federal funds sold as of June 30, 2011, December 31, 2010 or June 30, 2010. As of June 30, 2011, we held $213.7 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $200.6 million at December 31, 2010 and $232.7 million as of June 30, 2010. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.

As of June 30, 2011, we held $100 thousand in certificates of deposit at another FDIC insured financial institution. At June 30, 2011, we held $26.3 million in bank-owned life insurance, compared to $25.8 million at December 31, 2010 and $25.3 million at June 30, 2010.

Deposits and Other Borrowings

As of June 30, 2011, deposits decreased by 4.9% from December 31, 2010 while decreasing by 14.5% from June 30, 2010. Excluding the changes in brokered deposits, our deposits decreased by 1.9% from December 31, 2010 and 11.6% from June 30, 2010. In the first six months of 2011, the fastest growing sectors of our core deposit base were noninterest bearing demand deposits which grew 7.4%. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet to our business strategy.

Brokered deposits decreased $74.7 million from June 30, 2010 to June 30, 2011 due to maturities in the absence of brokered deposit issuances. During January 2010, we issued $94.5 million in brokered certificates of deposit. Approximately $77 million of the January funds were used to eliminate our brokered money market account. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of June 30, 2011, our CDARS balance consists of $6.6 million in purchased time deposits and $704 thousand in our customers’ reciprocal accounts.

Brokered deposits at June 30, 2011, December 31, 2010 and June 30, 2010 were as follows:

BROKERED DEPOSITS

	June 30, 2011	December 31, 2010	June 30, 2010
	(in thousands)
Brokered deposits –
Brokered certificates of deposits	$270,524	$302,584	$322,944
CDARS®	7,303	12,292	29,601

Total	$277,827	$314,876	$352,545

The table below is a maturity scheduled for our brokered deposits.

BROKERED DEPOSITS – BY MATURITY

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$12,414	$10,242	$32,605	$82,394	$132,869
CDARS®	—	5,822	—	1,024	457

Total	$12,414	$16,064	$32,605	$83,418	$133,326

As of June 30, 2011, December 31, 2010 and June 30, 2010, we had no Federal funds purchased.

Securities sold under agreements to repurchase with commercial checking customers were $5.2 million as of June 30, 2011, compared to $5.9 million and $9.3 million as of December 31, 2010 and June 30, 2010, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012. For the six months ended June 30, 2011 and 2010, we paid a fixed rate of 3.93% for the structured repurchase agreement. The agreement is callable on a quarterly basis.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $1.4 million as of June 30, 2011, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds as additional capital into FSGBank.

Since January 2010, to further preserve our capital resources and liquidity, our Board of Directors elected to defer the dividend payments on our Series A Preferred Stock. As the payment of future dividends require prior written consent by the Federal Reserve, we anticipate continuing to defer the dividend payments on the Preferred Stock until conditions improve.

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

As of June 30, 2011, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $212.7 million. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of June 30, 2011, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging of loans. We are currently preparing the necessary documentation to increase the available funding and anticipate securing additional funding capacity during 2011.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter-end, we had $9.2 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had no borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business.

Historically, we have utilized brokered deposits to provide an additional source of funding. As of June 30, 2011, we had $270.5 million in brokered CDs outstanding with a weighted average remaining life of approximately 25 months, a weighted average coupon rate of 2.58% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.83%. Our CDARS product had $7.3 million at June 30, 2011, with a weighted average coupon rate of 1.99% and a weighted average remaining life of approximately 20 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $109.2 million at June 30, 2011. The following table illustrates our significant contractual obligations at June 30, 2011 by future payment period.

CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$254,200	$89,076	$4,324	$—	$347,600
Brokered certificates of deposit	(1)	55,261	139,160	74,127	1,976	270,524
CDARS®	(1)	5,822	1,024	457	—	7,303
Federal funds purchased and securities sold under agreements to repurchase	(2)	5,239	10,000	—	—	15,239
FHLB borrowings	(3)	—	1	—	—	1
Operating lease obligations	(4)	749	1,026	894	4,214	6,883
Commitments to fund affordable housing investments	(5)	158	—	—	—	158
Note payable	(6)	17	38	12	—	67

Total		$321,446	$240,325	$79,814	$6,190	$647,775

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

Net cash provided by operations during the six months of 2011 totaled $679 thousand compared to net cash used in operations of $1.3 million for the same period in 2010. The increase is primarily due to changes in other assets and held for sale loans, partially offset by a lower provision expense. Net cash provided by investing activities decreased from $82.2 million to $65.8 million. The change is primarily associated with the change in net loan originations and principal collections. Net cash used in financing activities was $52.0 million for the first six months of 2011 compared to $15.0 million in the comparable 2010 period. The increase in cash used in financing activities is primarily related to the decline deposits, particularly in brokered deposits, that declined $37.0 million year-to-date in 2011. The maturing brokered deposits were funded with existing cash reserves.

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

Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. We recognized a total of $963 thousand in interest income for the six months ended June 30, 2011.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2011[1]	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$64	$62	$126
Accretion of gain from 2009 terminated swaps	$820	$1,272	$2,092

[1]	Represents the gain accretion for July 1, 2011 to December 31, 2011. Excludes the amounts recognized in the first six months of 2011.

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

The following table presents the cash flow hedges as of June 30, 2011.

CASH FLOW HEDGES

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)

Asset hedges
Cash flow hedges:
Forward contracts	$1,227	$3	$17	$(9)	Various

	$1,227	$3	$17	$(9)

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$35,000	$—	$—	$83	June 28, 2012
Interest rate swap	25,000	—	—	691	October 15, 2012
Interest rate swap	25,000	—	—	690	October 15, 2012

	$85,000	$—	$—	$1,464

[1]

The $1.5 million of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2011, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of June 30, 2011.

	Notional	Consolidated Balance Sheet Presentation					Consolidated Income Statement Presentation
		Assets			Liabilities		Gains
		Classification	Amount		Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$1,227	Other assets	$	N/A	Other liabilities	$14	Noninterest income – other	$290

Hedged Items:
Loans held for sale	N/A	Loans held for sale		$1,227	N/A	N/A	Noninterest income – other	N/A

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2011 and 2010.

	As of June 30,
	2011	2010
	(in thousands)
Commitments to extend credit	$109,249	$156,074
Standby letters of credit	$8,669	$14,124

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

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Comptroller of the Currency and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As described in Note 2 to our consolidated financial statements, the Consent Order requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios. As shown below, FSGBank is not currently in compliance with the capital requirements.

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

June 30, 2011	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.2%	11.0%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.5%	12.3%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.2%	7.1%[3]

December 31, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.2%	10.9%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.5%	12.2%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.3%	7.1%[3]

June 30, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	13.3%	13.0%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	14.6%	14.3%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	9.0%	8.8%[3]

[1]	FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.
[2]

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

[3]	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

Since the first quarter of 2010, to further preserve our capital resources, our Board of Directors elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) by clarifying the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. The ASU:

•

Provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection on all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate;

•	Includes factors and examples for creditors to determine whether an insignificant delay in payment is considered a concession;

•	Prohibits creditors from using the borrower’s effective rate test in ASC 470-50, Debt, Modifications and Extinguishment, to evaluate whether a concession has been granted to a borrower;

•	Adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and

•	Ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

This ASU is effective for the first interim period beginning on or after June 15, 2011. We are currently evaluating the impact this new ASU will have on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period beginning after December 15, 2011. The adoption of this guidance will not materially impact our financial statements beyond the change in presentation.

In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during the interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact this new ASU will have on the financial statements.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of June 30, 2011, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $7.3 million, or 24.3%, as a result of a 200 basis point decline in rates based on annualizing our financial results through June 30, 2011. The model also predicts an $4.0 million increase in net interest income, or 13.3%, as a result of a 200 basis point increase in rates. The following chart reflects our sensitivity to changes in interest rates as of June 30, 2011. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK

INCOME SENSITIVITY SUMMARY

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)

Annualized net interest income[1]	$22,668	$29,936	$33,908
Dollar change net interest income	(7,268)	—	3,973
Percentage change net interest income	(24.28)%	0.00%	13.27%

[1]	Annualized net interest income is a twelve month projection based on year-to-date results.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer (PEO) and chief financial officer (CFO) (hereinafter in Item 4 “management, including the President and CFO,” are referred to collectively as “management”), as appropriate to allow timely decisions regarding required disclosure.

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

Management believes that its control environment has improved as of the filing of this Quarterly Report on Form 10-Q, however, we are continuing to evaluate additional changes, including but not limited to, revisions to policies, additional training and education. The Company cannot provide any assurance these remediation efforts will be successful or the Company’s internal control over financial reporting will be effective as a result of these efforts. As we are continuing to implement additional changes to entity level controls, our President and CFO have concluded that our Disclosure Controls remain ineffective until all remediation efforts have been implemented and tested for effectiveness.

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

On July 29, 2011, First Security sold a total of 930 shares to certain directors and director nominees. Under the terms of the National Bank Act, each bank director is required to own shares “in his or her own right” with a market value or cost basis of at least $1,000. The shares were sold at a price of $3.25 per share, providing aggregate consideration of $3,022.50. In accordance with NASDAQ requirements, the shares were sold at a per share price at the greater of book or market value. In issuing the securities, First Security relied on Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, First Security has decided to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At June 30, 2011, First Security had unpaid preferred stock dividends in arrears of $2.7 million. If First Security misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to First Security’s board of directors until all accrued but unpaid dividends have been paid. First Security has deferred six consecutive dividend payments. Currently, the Treasury has assigned an observer to attend all Board of Director meetings.

ITEM 6.	EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

EXHIBIT NUMBER	DESCRIPTION

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 15, 2011	/s/ RALPH E. COFFMAN, JR.
Ralph E. Coffman, Jr.
President & Chief Operating Officer

August 15, 2011	/s/ JOHN R. HADDOCK
John R. Haddock
Secretary, Chief Financial Officer & Executive Vice President