Form 10-Q
period 2011-09-30
FIRST SECURITY GROUP INC/TN
filed 2011-11-14
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common Stock, $0.01 par value:

1,649,342 shares outstanding and issued as of November 10, 2011

First Security Group, Inc. and Subsidiary

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands)	September 30, 2011 (unaudited)	December 31, 2010	September 30, 2010 (unaudited)

ASSETS
Cash and Due from Banks	$9,595	$8,298	$8,545
Interest Bearing Deposits in Banks	267,184	200,621	224,111

Cash and Cash Equivalents	276,779	208,919	232,656

Securities Available-for-Sale	158,788	154,165	155,108

Loans Held for Sale	2,284	2,556	3,386
Loans	602,140	724,535	774,032

Total Loans	604,424	727,091	777,418
Less: Allowance for Loan and Lease Losses	18,750	24,000	25,320

Net Loans	585,674	703,091	752,098

Premises and Equipment, net	30,050	30,814	31,891

Intangible Assets	1,116	1,461	1,570

Other Assets	71,106	70,098	73,068

TOTAL ASSETS	$1,123,513	$1,168,548	$1,246,391

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)	September 30, 2011 (unaudited)	December 31, 2010	September 30, 2010 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$162,166	$149,323	$166,723
Interest Bearing Demand	60,761	63,838	65,047
Savings and Money Market Accounts	150,463	161,873	170,426
Certificates of Deposit less than $100 thousand	208,986	205,675	215,811
Certificates of Deposit of $100 thousand or more	171,256	153,138	164,466
Brokered Deposits	265,378	314,876	329,731

Total Deposits	1,019,010	1,048,723	1,112,204
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	15,054	15,933	17,676
Security Deposits	242	732	939
Other Borrowings	63	77	81
Other Liabilities	11,098	9,709	8,645

Total Liabilities	1,045,467	1,075,174	1,139,545

STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of September 30, 2011, December 31, 2010 and September 30, 2010; Liquidation value of $33,000 as of September 30, 2011, December 31, 2010 and September 30, 2010	32,018	31,718	31,620
Common Stock – $.01 par value – 150,000,000 shares authorized; 1,649,249 shares issued as of September 30, 2011, 1,641,833 issued as of December 31, 2010 and September 30, 2010	114	114	114
Paid-In Surplus	110,231	111,344	111,550
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(4,019)	(5,218)	(5,396)
Accumulated Deficit	(66,701)	(50,629)	(38,789)
Accumulated Other Comprehensive Income	4,397	4,039	5,741

Total Stockholders’ Equity	78,046	93,374	106,846

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,123,513	$1,168,548	$1,246,391

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Income Statements

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$9,020	$11,909	$28,914	$38,090
Debt Securities – taxable	858	926	2,604	3,010
Debt Securities – non-taxable	316	335	965	1,062
Other	144	32	371	371

Total Interest Income	10,338	13,202	32,854	42,533

INTEREST EXPENSE
Interest Bearing Demand Deposits	39	47	120	142
Savings Deposits and Money Market Accounts	261	341	811	1,105
Certificates of Deposit of less than $100 thousand	692	1,131	2,230	3,722
Certificates of Deposit of $100 thousand or more	606	970	1,868	3,261
Brokered Deposits	1,951	2,459	5,970	7,169
Other	113	119	334	363

Total Interest Expense	3,662	5,067	11,333	15,762

NET INTEREST INCOME	6,676	8,135	21,521	26,771
Provision for Loan and Lease Losses	3,882	18,408	7,391	26,406

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN AND LEASE LOSSES	2,794	(10,273)	14,130	365

NONINTEREST INCOME
Service Charges on Deposit Accounts	791	951	2,351	2,999
Gain on Sales of Available-for-Sale Securities	—	—	—	57
Other	1,313	1,453	4,073	4,210

Total Noninterest Income	2,104	2,404	6,424	7,266

NONINTEREST EXPENSES
Salaries and Employee Benefits	4,265	4,787	12,792	14,438
Expense on Premises and Fixed Assets, net of rental income	1,266	1,431	3,813	4,187
Other	5,902	6,301	18,451	15,557

Total Noninterest Expenses	11,433	12,519	35,056	34,182

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(6,535)	(20,388)	(14,502)	(26,551)
Income Tax (Benefit) Provision	(54)	9,384	32	6,461

NET LOSS	(6,481)	(29,772)	(14,534)	(33,012)
Preferred Stock Dividends	412	413	1,238	1,238
Accretion on Preferred Stock Discount	102	95	300	281

NET LOSS ALLOCATED TO COMMON STOCKHOLDERS	$(6,995)	$(30,280)	$(16,072)	$(34,531)

NET LOSS PER SHARE:
Net Loss Per Share – Basic	$(4.40)	$(19.18)	$(10.13)	$(21.97)
Net Loss Per Share – Diluted	$(4.40)	$(19.18)	$(10.13)	$(21.97)
Dividends Declared Per Common Share	$—	$—	$—	$—

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

(unaudited)

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance – December 31, 2010	$31,718	1,642	$114	$111,344	$2,006	$(50,629)	$4,039	$(5,218)	$93,374
Issuance of Common Stock		—	—	2					2
Comprehensive Income:
Net Loss						(14,534)			(14,534)
Change Unrealized Gain:
Securities Available-for-Sale, net of tax							1,326		1,326
Fair Value of Derivatives, net of tax and reclassification adjustments							(968)		(968)

Total Comprehensive Loss									(14,176)

Accretion of Discount Associated with Preferred Stock	300					(300)			—
Preferred Stock Dividend						(1,238)			(1,238)
Stock-based Compensation, net of forfeitures		7		14					14
ESOP Allocation				(1,129)				1,199	70

Balance – September 30, 2011	$32,018	1,649	$114	$110,231	$2,006	$(66,701)	$4,397	$(4,019)	$78,046

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(unaudited)

	000000000000	000000000000
	Nine Months Ended September 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,534)	$(33,012)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities -
Provision for Loan and Lease Losses	7,391	26,406
Amortization, net	974	751
Stock-Based Compensation	14	73
ESOP Compensation	70	310
Depreciation	1,126	1,372
(Loss) Gain on Sale of Premises and Equipment	24	(17)
Loss and Write-downs on Other Real Estate and Repossessions, net	5,118	3,265
Gain on Sale of Available-for-Sale Securities	—	(57)
Income on Bank-owned Life Insurance	(765)	(754)
Accretion of Terminated Cash Flow Swaps	(1,856)	(1,532)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	272	(2,164)
Interest Receivable	437	584
Other Assets	1,079	5,864
Interest Payable	(1,009)	(1,291)
Other Liabilities	916	(1,621)

Net Cash From Operating Activities	(743)	(1,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	46,462	46,685
Sales	—	14,762
Purchases	(49,705)	(73,002)
Loan Originations and Principal Collections, net	94,794	134,191
Proceeds from Sale of Premises and Equipment	45	17
Proceeds from Sales of Other Real Estate and Repossessions	8,049	8,086
Additions to Premises and Equipment	(436)	(1,379)

Net Cash From Investing Activities	99,209	129,360

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(29,713)	(70,469)
Net Decrease in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(879)	(235)
Net Decrease of Other Borrowings	(14)	(13)

Net Cash From Financing Activities	(30,606)	(70,717)

NET CHANGE IN CASH AND CASH EQUIVALENTS	67,860	56,820
CASH AND CASH EQUIVALENTS – beginning of period	208,919	175,836

CASH AND CASH EQUIVALENTS – end of period	$276,779	$232,656

SUPPLEMENTAL CASH FLOW DISCLOSURES

	00000000	00000000
	Nine Months Ended September 30,
(in thousands)	2011	2010
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers to Foreclosed Properties and Repossessions	$15,728	$18,781
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$12,342	$17,053
Income Taxes Paid	$304	$128

(See Accompanying Notes to Consolidated Financial Statements)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

The consolidated financial statements include the accounts of First Security Group, Inc. and its subsidiary bank, which is wholly-owned. All significant intercompany balances and transactions have been eliminated.

On September 19, 2011 (the “Effective Date”), First Security completed a one-for-ten reverse stock split of its common stock. In connection with the reverse stock split, every ten shares of issued and outstanding First Security common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. Other than the number of authorized shares of common stock disclosed in the Consolidated Balance Sheets, all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional information related to the reverse stock split, see Note 2, Operational and Regulatory Matters and Note 9, Stockholders’ Equity.

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – OPERATIONAL AND REGULATORY MATTERS

The Company continues to operate in a difficult environment and has been significantly impacted by unprecedented credit and economic turmoil in our market area, as well as the recessionary economy that has had significant impact worldwide. Deterioration in the Tennessee and Georgia commercial and residential real estate markets and related declines in property values in those markets have had a negative impact on our operating results since the latter half of 2008.

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

On September 13, 2011, shareholders approved at the Company’s annual meeting a proposal to amend the Company’s Articles of Incorporation that effected a one-for-ten (1-for-10) reverse stock split of the Company’s common stock. The reverse stock split was effective at the opening of business on September 19, 2011. On October 3, 2011, NASDAQ notified the Company that it had regained compliance with the Bid Price Rule after the closing bid was in excess of $1.00 for 10 consecutive business days, from September 19, 2011 to September 30, 2011. The Company has maintained a closing bid in excess of $1.00 through the filing date of this Report.

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

Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve Bank a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the Bank’s primary regulator, the Office of the Comptroller of the Currency (OCC). Neither the Federal Reserve Bank nor the OCC have accepted that capital plan. As discussed above, management, with the assistance of Triumph, is reviewing and modifying the previously developed capital and strategic plans.

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

FSGBank, N.A.

On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (Order), FSGBank, the Company’s wholly-owned subsidiary, consented and agreed to the issuance of a Consent Order by the OCC.

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

Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of September 30, 2011, the fifth financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 11.9 percent and the Tier 1 capital to adjusted total assets was 6.4 percent. The Bank has notified the OCC of the non-compliance.

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

The OCC is currently conducting its annual Safety and Soundness examination of the Bank. The exam includes evaluating the Bank’s level of compliance with the provisions of the Order. At the conclusion of the 2010 examination, the Bank was deemed not in compliance with the provisions of the Order. The Bank remains in non-compliance with the capital provision of the Order but anticipates progress with certain other provisions based on the organizational and operational changes that have been implemented over the last twelve months. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. Management believes the successful execution of the strategic initiatives discussed above will ultimately result in full compliance with the Order and position the Bank for long-term growth and a return to profitability.

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

September 30, 2011	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	10.8%	10.6%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.0%	11.9%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	6.5%	6.4%[3]

December 31, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.2%	10.9%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.5%	12.2%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.3%	7.1%[3]

September 30, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.9%	11.7%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	13.2%	12.9%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.6%	7.4%[3]

[1]	FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.
[2]

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

[3]	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive loss for the three and nine month periods ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(6,481)	$(29,772)	$(14,534)	$(33,012)

Other comprehensive income (loss)
Available-for-sale securities
Unrealized net gain on securities arising during the period	634	794	2,009	911
Tax expense related to unrealized net gain	(216)	(270)	(683)	(310)
Reclassification adjustments for realized gain included in net income	—	—	—	(57)
Tax expense related to gain realized in net income	—	—	—	19

Unrealized gain on securities, net of tax	418	524	1,326	563

Derivative cash flow hedges
Unrealized gain (loss) on derivatives arising during the period	9	41	(62)	—
Tax (expense) benefit related to unrealized gain (loss)	(3)	(14)	21	—
Reclassification adjustments for realized gain included in net income	(442)	(485)	(1,404)	(1,537)
Tax expense related to gain realized in net income	150	165	477	523

Unrealized loss on derivatives, net of tax	(286)	(293)	(968)	(1,014)

Other comprehensive income (loss), net of tax	132	231	358	(451)

Comprehensive loss	$(6,349)	$(29,541)	$(14,176)	$(33,463)

NOTE 4 – EARNINGS (LOSS) PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net loss allocated to common stockholders	$(6,995)	$(30,280)	$(16,072)	$(34,531)

Denominator:
Weighted average common shares outstanding	1,591	1,579	1,587	1,572
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock grants	—	—	—	—

Weighted average diluted shares outstanding	1,591	1,579	1,587	1,572

Net loss per share:
Basic	$(4.40)	$(19.18)	$(10.13)	$(21.97)

Diluted	$(4.40)	$(19.18)	$(10.13)	$(21.97)

Due to the net loss allocated to common shareholders for all periods shown, all stock options, stock warrants, and restricted stock grants are considered anti-dilutive. As of September 30, 2011, a total of 145 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.

NOTE 5 – SECURITIES

Investment Securities by Type

The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
September 30, 2011
Debt securities—
Federal agencies	$21,987	$311	$—	$22,298
Mortgage-backed—residential	100,056	3,206	15	103,247
Municipals	31,752	1,455	—	33,207
Other	127	—	91	36

Total	$153,922	$4,972	$106	$158,788

Securities available-for-sale
December 31, 2010
Debt securities—
Federal agencies	$31,967	$199	$339	$31,827
Mortgage-backed—residential	84,515	2,366	73	86,808
Municipals	34,700	947	147	35,500
Other	127	—	97	30

Total	$151,309	$3,512	$656	$154,165

Securities available-for-sale
September 30, 2010
Debt securities—
Federal agencies	$27,787	$386	$—	$28,173
Mortgage-backed—residential	86,876	2,978	—	89,854
Municipals	35,326	1,690	10	37,006
Other	127	—	52	75

Total	$150,116	$5,054	$62	$155,108

There were no sales of securities for the three and nine months ended September 30, 2011, nor were there sales for the three months ended September 30, 2010. Proceeds from sales of securities available-for-sale totaled $14,762 thousand for the nine months ended September 30, 2010. Gross realized gains from sales of securities were $368 thousand for the nine months ended September 30, 2010. Gross realized losses were $311 thousand for the nine months ended September 30, 2010.

At September 30, 2011, December 31, 2010 and September 30, 2010, federal agencies, municipals and mortgage-backed securities with a carrying value of $21,320 thousand, $21,572 thousand and $28,949 thousand, respectively, were pledged to secure public deposits. At September 30, 2011, December 31, 2010 and September 30, 2010, the carrying amount of securities pledged to secure repurchase agreements was $18,398 thousand, $30,254 thousand and $20,095 thousand, respectively. At September 30, 2011, December 31, 2010 and September 30, 2010, securities of $6,031 thousand, $5,756 thousand and $5,899 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At September 30, 2011, the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $10,175 thousand. At September 30, 2011, pledged and unpledged securities totaled $55,925 thousand and $102,863 thousand, respectively.

Maturity of Securities

The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2011.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$3,573	$3,616
Over 1 year through 5 years	16,760	17,404
5 years to 10 years	29,206	30,062
Over 10 years	4,327	4,459

	53,866	55,541
Mortgage-backed residential securities	100,056	103,247

Total	$153,922	$158,788

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011, December 31, 2010 and September 30, 2010.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2011
Federal agencies	$9,482	$15	$—	$—	$9,482	$15
Mortgage-backed—residential	—	—	—	—	—	—
Municipals	—	—	—	—	—	—
Other	—	—	36	91	36	91

Totals	$9,482	$15	$36	$91	$9,518	$106

December 31, 2010
Federal agencies	$15,147	$339	$—	$—	$15,147	$339
Mortgage-backed—residential	8,466	73	—	—	8,466	73
Municipals	4,030	110	364	37	4,394	147
Other	—	—	30	97	30	97

Totals	$27,643	$522	$394	$134	$28,037	$656

September 30, 2010
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed—residential	—	—	—	—	—	—
Municipals	—	—	392	10	392	10
Other	—	—	75	52	75	52

Totals	$—	$—	$467	$62	$467	$62

As of September 30, 2011, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of September 30, 2011, gross unrealized losses in the Company’s portfolio totaled $106 thousand, compared to $656 thousand as of December 31, 2010 and $62 thousand as of September 30, 2010. The unrealized losses in federal agencies (consisting of three securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses in the pooled trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at September 30, 2011 are considered temporary.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
Loans secured by real estate—
Residential 1-4 family	$221,886	$252,026	$258,579
Commercial	200,228	226,357	236,991
Construction	54,793	84,232	101,870
Multi-family and farmland	32,914	36,393	37,816

	509,821	599,008	635,256
Commercial loans	64,864	82,807	91,637
Consumer installment loans	22,632	33,860	37,884
Leases, net of unearned income	3,425	7,916	10,139
Other	3,682	3,500	2,502

Total loans	604,424	727,091	777,418
Allowance for loan and lease losses	(18,750)	(24,000)	(25,320)

Net loans	$585,674	$703,091	$752,098

The allowance for loan and lease losses is composed of two primary components: (1) specific impairments for substandard/nonaccrual loans and leases and (2) general allocations for classified loan pools, including special mention and substandard/accrual loans, as well as all remaining pools of loans. The Company accumulates pools based on the underlying classification of the collateral. Each pool is assigned a loss severity rate based on historical loss experience and various qualitative and environmental factors, including, but not limited to, credit quality and economic conditions. The Company determines the allowance on a quarterly basis. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may materially change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The following table presents an analysis of the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2011 and September 30, 2010. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $18 thousand for both the nine month periods ended September 30, 2011 and September 30, 2010. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $247 thousand and $223 thousand at September 30, 2011 and 2010, respectively.

Allowance for Loan and Lease Losses

For the Three Months Ended September 30, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, June 30, 2011	$6,875	$5,708	$4,089	$541	$3,929	$517	$816	$10	$—	$22,485
Charge-offs	(924)	(2,706)	(3,631)	(82)	(899)	(92)	(10)	—	—	(8,344)
Recoveries	177	15	260	1	126	68	80	—	—	727
Provision	37	2,354	197	242	994	53	(32)	7	30	3,882

Ending balance, September 30, 2011	$6,165	$5,371	$915	$702	$4,150	$546	$854	$17	$30	$18,750

Allowance for Loan and Lease Losses

For the Nine Months Ended September 30, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000
Charge-offs	(1,451)	(5,780)	(5,062)	(82)	(2,336)	(275)	(929)	(—)	—	(15,915)
Recoveries	358	215	565	383	526	753	470	4	—	3,274
Provision	(88)	5,386	2,507	(360)	268	(745)	396	(3)	30	7,391

Ending balance, September 30, 2011	$6,165	$5,371	$915	$702	$4,150	$546	$854	$17	$30	$18,750

Allowance for Loan and Lease Losses

For the Three Months Ended September 30, 2010

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, June 30, 2010	$5,326	$5,325	$4,459	$794	$8,030	$1,072	$1,801	$23	$—	$26,830
Charge-offs	(864)	(1,177)	(2,497)	(794)	(13,704)	(346)	(701)	(1)	—	(20,084)
Recoveries	4	1	2	—	113	46	—	—	—	166
Provision	1,812	2,146	2,325	550	11,650	(84)	—	9	—	18,408

Ending balance, September 30, 2010	$6,278	$6,295	$4,289	$550	$6,089	$688	$1,100	$31	$—	$25,320

Allowance for Loan and Lease Losses

For the Nine Months Ended September 30, 2010

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2009	$5,037	$4,525	$6,706	$766	$6,953	$1,107	$1,386	$12	$—	$26,492
Charge-offs	(1,736)	(1,972)	(5,574)	(924)	(15,421)	(826)	(1,641)	(36)	—	(28,130)
Recoveries	37	153	5	—	242	114	—	1	—	552
Provision	2,940	3,589	3,152	708	14,315	293	1,355	54	—	26,406

Ending balance, September 30, 2010	$6,278	$6,295	$4,289	$550	$6,089	$688	$1,100	$31	$—	$25,320

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of September 30, 2011.

As of September 30, 2011

	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000
	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$4,742	$—	$13,553	$32	$15,697	$—	$1,829	$9	$35,821	$41
Collectively evaluated	217,144	6,165	186,675	5,339	39,096	915	31,085	693	474,000	13,112

Total evaluated	$221,886	$6,165	$200,228	$5,371	$54,793	$915	$32,914	$702	$509,821	$13,153

	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000
	Commercial		Consumer		Leases		Other and Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,048	$—	$250	$—	$989	$489	$—	$—	$40,108	$530
Collectively evaluated	61,816	4,150	22,382	546	2,436	365	3,682	47	564,316	18,220

Total evaluated	$64,864	$4,150	$22,632	$546	$3,425	$854	$3,682	$47	$604,424	$18,750

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2010.

As of December 31, 2010

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,944	$—	$8,232	$—	$23,909	$148	$415	$—	$34,500	$148
Collectively evaluated	250,082	7,346	218,125	5,550	60,323	2,757	35,978	761	564,508	16,414

Total evaluated	$252,026	$7,346	$226,357	$5,550	$84,232	$2,905	$36,393	$761	$599,008	$16,562

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,600	$309	$1,423	$—	$2,083	$—	$—	$—	$41,606	$457
Collectively evaluated	79,207	5,383	32,437	813	5,833	917	3,500	16	685,485	23,543

Total evaluated	$82,807	$5,692	$33,860	$813	$7,916	$917	$3,500	$16	$727,091	$24,000

The Company utilizes a risk rating system to evaluate the credit risk of its loan portfolio. The Company classifies loans as: pass, special mention, substandard, doubtful or loss. The Company assigns a pass rating to loans that are performing as contractually agreed and do not exhibit the characteristics of heightened credit risk. The Company assigns a special mention risk rating to loans that have certain potential weaknesses but not considered to present as severe of credit risk as a classified loan. Special mention loans generally contain one or more potential weaknesses, which if not corrected, could result in an unacceptable increase in the credit risk at some future date. The Company assigns a substandard risk rating to loans that have specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic or managerial nature and may require nonaccrual status. Substandard loans have a greater likelihood of loss than “pass” or special mention loans. The Company assigns a doubtful risk rating to loans that the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Any loans that are assigned a risk rating of loss are fully charged-off in the period of the downgrade.

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

For the allowance analysis, the Company’s primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2011:

As of September 30, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$189,766	$7,648	$19,730	$4,742	$221,886
Real estate: Commercial	156,152	13,849	16,674	13,553	200,228
Real estate: Construction	33,866	2,901	2,329	15,697	54,793
Real estate: Multi-family and farmland	26,256	2,954	1,875	1,829	32,914
Commercial	40,833	3,984	16,999	3,048	64,864
Consumer	22,086	89	207	250	22,632
Leases	—	1,611	825	989	3,425
Other	3,605	19	58	—	3,682

Total Loans	$472,564	$33,055	$58,697	$40,108	$604,424

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2010:

As of December 31, 2010

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,553	4,338	20,316	3,600	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases	—	2,036	3,797	2,083	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,449	$39,033	$80,003	$41,606	$727,091

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $40,108 thousand, $41,606 thousand and $45,395 thousand at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the three or nine months ended September 30, 2011. The following table presents additional information on the Company’s impaired loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011				As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$3,748	$3,933	$—	$2,701	$1,944	$2,265	$—
Real estate: Commercial	12,369	17,733	—	12,904	8,232	9,210	—
Real estate: Construction	12,406	15,357	—	13,432	18,644	24,886	—
Real estate: Multi-family and farmland	1,829	2,417	—	1,486	415	415	—
Commercial	3,048	4,965	—	3,076	2,658	12,634	—
Consumer	250	250	—	962	1,423	1,423	—
Leases	989	989	—	1,039	2,083	2,198	—
Other	—	—	—	—	—	—	—

Total	$34,639	$45,644	$—	$35,600	$35,399	$53,031	$—

Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$994	$1,024	$—	$502	$—	$—	$—
Real estate: Commercial	1,184	1,661	41	592	—	—	—
Real estate: Construction	3,291	5,400	489	4,739	5,265	5,400	148
Real estate: Multi-family and farmland	—	—	—	—	—	—	—
Commercial	—	—	—	464	942	977	309
Consumer	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total	$5,469	$8,085	$530	$6,297	$6,207	$6,377	$457

Nonaccrual loans were $48,642 thousand, $54,082 thousand and $55,083 thousand at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The following table provides nonaccrual loans by type:

	As of September 30, 2011	As of December 31, 2010	As of September 30, 2010
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$9,941	$8,906	$7,113
Real estate: Commercial	14,775	9,181	6,278
Real estate: Construction	16,074	25,586	30,225
Real estate: Multi-family and farmland	1,929	826	1,049
Commercial	3,718	4,228	4,886
Consumer and other	391	1,896	1,991
Leases	1,814	3,459	3,541

Total Loans	$48,642	$54,082	$55,083

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of September 30, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,843	$6,133	$9,976	$211,910	$221,886	$140
Real estate: Commercial	4,994	11,845	16,839	183,389	200,228	855
Real estate: Construction	1,166	13,055	14,221	40,572	54,793	259
Real estate: Multi-family and farmland	221	1,830	2,051	30,863	32,914	—

Subtotal of real estate secured loans	10,224	32,863	43,087	466,734	509,821	1,254
Commercial	3,114	3,933	7,047	57,817	64,864	373
Consumer	209	312	521	22,111	22,632	42
Leases	592	1,814	2,406	1,019	3,425	—
Other	—	14	14	3,668	3,682	14

Total Loans	$14,139	$38,936	$53,075	$551,349	$604,424	$1,683

As of December 31, 2010

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,629	$5,855	$9,484	$242,542	$252,026	$403
Real estate: Commercial	5,185	5,905	11,090	215,267	226,357	2,271
Real estate: Construction	3,732	15,371	19,103	65,129	84,232	3
Real estate: Multi-family and farmland	53	1,757	1,810	34,583	36,393	985

Subtotal of real estate secured loans	12,599	28,888	41,487	557,521	599,008	3,662
Commercial	1,726	2,955	4,681	78,126	82,807	409
Consumer	384	2,430	2,814	31,046	33,860	679
Leases	2,725	3,055	5,780	2,136	7,916	82
Other	80	6	86	3,414	3,500	6

Total Loans	$17,514	$37,334	$54,848	$672,243	$727,091	$4,838

As of September 30, 2011, the Company had two loans, not on non-accrual, that were considered troubled debt restructurings. A commercial loan, totaling $697 thousand, was restructured to an extended term to assist the borrower by reducing the monthly payments. A commercial real estate loan, totaling $835 thousand, was restructured to provide for payments at a below market rate. As of September 30, 2011, both loans are performing under the modified terms.

The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010. The Company has not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings. The Company had no modifications that would qualify as troubled debt restructurings for the three and nine months ended September 30, 2011. The following table represents the trouble debt restructurings as of September 30, 2011.

	As of September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
Troubled Debt Restructurings:
Real estate:
Commercial	2	1,265	1,265
Commercial	2	2,685	1,656

Total	4	$3,950	$2,921

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending September 30, 2011:

	As of September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Commercial	1	430	430
Commercial	1	1,988	959

Total	2	$2,418	$1,389

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The trouble debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses and resulted in no charge offs during the period ending September 30, 2011.

There were no loans modified during the three and nine month periods ended September 30, 2011 that met the definition of a troubled debt restructuring.

NOTE 7 – SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Noninterest income—
Point-of-service fees	$343	$322	$1,007	$948
Mortgage loan and related fees	169	319	470	704
Bank-owned life insurance income	247	251	765	754
Trust fees	181	190	596	567
All other items	373	371	1,235	1,237

Total other noninterest income	$1,313	$1,453	$4,073	$4,210

Noninterest expense—
Professional fees	$565	$936	$2,678	$2,344
FDIC insurance	1,017	1,044	3,089	2,581
Data processing	327	354	1,285	1,089
Losses on other real estate owned, repossessions and fixed assets	407	88	1,047	763
Write-downs on other real estate owned and repossessions	1,538	1,575	4,139	2,715
OREO and repossession holding costs	585	356	1,449	1,269
Communications	137	184	420	476
ATM/Debit Card fees	134	128	408	391
All other items	1,192	1,636	3,936	3,929

Total other noninterest expense	$5,902	$6,301	$18,451	$15,557

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as they do for on-balance-sheet instruments. The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2011, December 31, 2010 and September 30, 2010, was as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
	(in thousands)
Commitments to extend credit	$103,108	$127,377	$142,588
Standby letters of credit	$8,103	$14,090	$14,625

Commitments to extend credit are agreements to lend to customers. Standby letters of credit are contingent commitments issued by the Company to guarantee performance of a customer to a third party under a contractual non-financial obligation for which it receives a fee. Financial standby letters of credit represent a commitment to guarantee customer repayment of an outstanding loan or debt instrument. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company on extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

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

On September 13, 2011, shareholders approved at the Company’s annual meeting a proposal to amend the Company’s Articles of Incorporation that effected a one-for-ten (1-for-10) reverse stock split of the Company’s common stock. The reverse stock split was effective at the opening of business on September 19, 2011. Any fractional shares resulting from the reverse stock split were eliminated by rounding up to the next whole share. The Company issued 495 additional common shares as a result of eliminating fractional shares. The number of authorized shares of common stock following the reverse stock split remained at 150,000,000 shares. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.

Preferred Stock

Beginning with the February 15, 2010 dividend on its Preferred Stock, the Company’s Board of Directors elected to defer payments on the dividend on the Preferred Stock. Dividends for the Series A Preferred Stock are cumulative. The Company has missed seven quarterly Preferred Stock dividend payments, giving the Treasury the right to appoint two directors to the Company’s Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. At this time, the Treasury has not exercised its right to appoint two directors; instead, the Treasury has requested, and the Company has agreed, to permit an observer employed by the Treasury to attend meetings of the Company’s Board of Directors.

On September 7, 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of Atlanta. As part of the Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. Note 2 provides additional information on the Agreement.

The Company recognized $412 thousand and $1,238 thousand in dividends for Preferred Stock for the three and nine months ended September 30, 2011, respectively, compared to $413 thousand and $1,238 thousand for the three and nine months ended September 30, 2010. As of September 30, 2011, the unpaid, accrued dividend is $3,094 thousand and is included in other liabilities in the Company’s consolidated balance sheet. For the three months ended September 30, 2011 and 2010, the Company recognized $102 thousand and $95 thousand, respectively, in Preferred Stock discount accretion. For the nine months ended September 30, 2011 and 2010, the Company recognized $300 thousand and $281 thousand, respectively, in Preferred Stock discount accretion.

ESOP Activity

On September 30, 2011, June 30, 2011 and March 31, 2011, the Company released shares from the Employee Stock Ownership Plan (ESOP) for the matching contribution of 100% of the employee’s contribution up to 1% of the employee’s compensation for the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense
	(in thousands)
Shares as of December 31, 2010	58	—	62
Shares allocated during 2011	(17)	—	17	$70

Shares as of September 30, 2011	41	—	79

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

During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. Positive evidence included the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of September 30, 2011, the valuation allowance totals $28,752 thousand.

For the three and nine months ended September 30, 2011, the Company recognized an income tax benefit of $54 thousand and an income tax provision of $32 thousand, respectively. For the three and nine months ended September 30, 2010, the Company recognized an income tax provision of $9,384 thousand and $6,461 thousand, respectively. The following reconciles the income tax (benefit) provision to statutory rates:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Federal taxes at statutory tax rate	$(2,222)	$(6,932)	$(4,931)	$(9,027)
Tax exempt earnings on loans and securities	(107)	(115)	(329)	(366)
Tax exempt earnings on bank owned life insurance	(84)	(84)	(260)	(256)
Low-income housing tax credits	(97)	(103)	(292)	(310)
Other, net	60	20	98	123
State tax provision, net of federal effect	(320)	(834)	(669)	(1,135)
Changes in the deferred tax asset valuation allowance	2,716	17,432	6,415	17,432

Income tax (benefit) provision	$(54)	$9,384	$32	$6,461

The increases in the deferred tax valuation allowance offset the income tax benefits recognized for the three and nine months ended September 30, 2011. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.

The Company evaluated its material tax positions as of September 30, 2011. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements. The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2011	$1,338
Increases related to current year tax positions	101

Balance at September 30, 2011	$1,439

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$22,298	$—	$22,298	$—
Mortgage-backed—residential	103,247	—	103,247	—
Municipals	33,207	—	32,957	250
Other	36	—	—	36
Loans held for sale	2,284	—	2,284	—

Financial liabilities
Forward loan sales contracts	22	—	22	—

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$31,827	$—	$31,827	$—
Mortgage-backed—residential	86,808	—	86,808	—
Municipals	35,500	—	35,250	250
Other	30	—	—	30
Loans held for sale	2,556	—	2,556	—
Forward loan sales contracts	84	—	84	—

Financial liabilities
None

	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$28,173	$—	$28,173	$—
Mortgage-backed—residential	89,854	—	89,854	—
Municipals	37,006	—	36,756	250
Other	72	—	—	72
Loans held for sale	3,386	—	3,386	—

Financial liabilities
None

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of September 30, 2011.

	Balance as of December 31, 2010	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance as of September 30, 2011
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	$250	$—	$—	$—	$250
Other	30	6	—	—	36

The Company recognized a $6 thousand unrealized gain on its pooled trust preferred securities, which are classified as Level 3 fair value assets.

At September 30, 2011, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.

Upon initial recognition, OREO and repossessions are measured at fair value less cost of sale, which becomes the cost basis. The cost basis is subsequently re-measured at fair value when events or circumstances occur that indicate the initial fair value has declined. The fair value is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. Fair value adjustments for OREO and repossessions have generally been classified as Level 3.

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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the nine months ended September 30, 2011.

	Carrying Value as of September 30, 2011	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2011
	(in thousands)
Other real estate owned –
Construction/development loans	$11,443	$—	$—	$11,443	$(4,056)
Residential real estate loans	6,887	—	—	6,887	(1,999)
Commercial real estate loans	3,523	—	—	3,523	(2,325)

Other real estate owned	21,853			21,853	(8,380)

Collateral-dependent loans –
Real Estate: Residential 1-4 family	1,915	—	—	1,915	—
Real Estate: Commercial	3,366	—	—	3,366	—
Real Estate: Construction	9,344	—	—	9,344	—
Real Estate: Multi-family and farmland	1,111	—	—	1,111	(9)
Commercial	1,416	—	—	1,416	(489)

Collateral-dependent loans	17,152	—	—	17,152	(498)

Totals	$39,005	$—	$—	$39,005	$(8,878)

For the nine month period ended September 30, 2011, the Company established or increased its valuation allowance on $21,853 thousand of other real estate owned. The cumulative valuation allowance of $8,380 thousand included write-downs of $3,547 thousand and charge-offs of $723 thousand recorded during the nine months ended September 30, 2011. For collateral-dependent loans, the $498 thousand is the cumulative valuation allowance for which the Company established or increased its valuation allowance during the nine months ended September 30, 2011. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.

During 2011, the Company determined that the Level 3 fair value methodology was more consistent with the Company’s valuation approach to other real estate owned, repossessions and collateral-dependent loans. As such, the Company transferred all applicable balances into the Level 3 category.

The following table presents the estimated fair values of the Company’s financial instruments.

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and due from banks	$9,595	$9,595	$8,298	$8,298	$8,545	$8,545
Interest bearing deposits in banks	$267,184	$267,184	$200,621	$200,621	$224,111	$224,111
Securities available-for-sale	$158,788	$158,788	$154,165	$154,165	$155,108	$155,108
Loans held for sale	$2,284	$2,284	$2,556	$2,556	$3,386	$3,386
Loans	$602,140	$613,086	$724,535	$736,232	$774,032	$793,061
Allowance for loan and lease losses	$(18,750)	$(18,750)	$(24,000)	$(24,000)	$(25,320)	$(25,320)

Financial liabilities
Deposits	$1,019,010	$1,018,680	$1,048,723	$1,052,784	$1,112,204	$1,118,438
Federal funds purchased and securities sold under agreements to repurchase	$15,054	$15,054	$15,933	$15,933	$17,676	$17,676
Other borrowings	$63	$63	$77	$77	$81	$81

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

•

Securities – The Company’s securities are valued utilizing Level 2 inputs with the exception of one $250 thousand bond and two pooled trust preferred securities as discussed in Note 11. Level 2 inputs are based on quoted prices for similar assets in active markets.

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

As of September 30, 2011, December 31, 2010 and September 30, 2010, there were $2,284 thousand, $2,556 thousand and $3,386 thousand in loans held for sale recorded at fair value, respectively. For the three and nine months ended September 30, 2011, approximately $169 thousand and $470 thousand in loan origination and related fee income was recognized in noninterest income, respectively. For the three and nine months ended September 30, 2010, approximately $319 thousand and $704 thousand, respectively, in loan origination and related fee income was recognized in noninterest income. An insignificant amount of origination and related fee expense was recognized in the three and nine months ended September 30, 2011 and 2010 in noninterest expense utilizing the fair value option.

For the nine months ended September 30, 2011, the Company recognized a loss of $186 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the nine months ended September 30, 2010, the Company recognized a gain of $45 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and provided $248 thousand of income for the nine months ended September 30, 2011. The changes in the fair value of the hedges reduced income by $39 thousand for the nine months ended September 30, 2010.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$2,284	$2,306	$(22)

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of September 30, 2011, the Company has not entered into a transaction in a dealer capacity.

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

On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2,010 thousand and $5,778 thousand, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $442 thousand and $1,405 thousand for the three and nine months ended September 30, 2011, and $485 thousand and $1,537 thousand for the three and nine months ended September 30, 2010.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2011[1]	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$32	$62	$94
Accretion of gain from 2009 terminated swaps	$410	$1,272	$1,682

[1]	Represents the gain accretion for October 1, 2011 to December 31, 2011. Excludes the amounts recognized in the first nine months of 2011.

The following table presents the cash flow hedges as of September 30, 2011.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,195	$3	$25	$(15)	Various

	$2,195	$3	$25	$(15)

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$35,000	$—	$—	$62	June 28, 2012
Interest rate swap	25,000	—	—	555	October 11, 2012
Interest rate swap	25,000	—	—	555	October 11, 2012

	$85,000	$—	$—	$1,172

[1]

The $1.2 million of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2011, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of September 30, 2011.

		Consolidated Balance Sheet Presentation					Consolidated Income Statement Presentation
		Assets			Liabilities		Gains
	Notional	Classification	Amount		Classification	Amount	Classification	Amount Recognized
	(in thousands)

Hedging Instrument:

Forward contracts	$2,195	Other assets	$	N/A	Other liabilities	$22	Noninterest income – other	$248

Hedged Items:

Loans held for sale	N/A	Loans held for sale		$2,195	N/A	N/A	Noninterest income – other	N/A

For the three and nine months ended September 30, 2011, no significant amounts were recognized for hedge ineffectiveness.

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

This ASU is effective for the first interim period beginning on or after June 15, 2011 and presented in Note 6. The adoption of this guidance did not materially impact the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period beginning after December 15, 2011. On October 21, 2011, the FASB proposed to defer the requirement to include reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the ASU. The adoption of this guidance will not materially impact the Company.

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

NOTE 15 – SUBSEQUENT EVENTS

On October 3, 2011, NASDAQ notified the Company that it had regained compliance with the Bid Price Rule after the closing bid was in excess of $1.00 for 10 consecutive business days, from September 19, 2011 to September 30, 2011. The Company has maintained a closing bid in excess of $1.00 through the filing date of this Report.

On October 31, 2011, five branches of the Bank were consolidated into nearby existing branches. A sixth branch is currently scheduled to be consolidated by December 31, 2011.

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

THIRD QUARTER 2011 AND RECENT EVENTS

The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and nine month periods ended September 30, 2011 and 2010. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Company Overview

First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of September 30, 2011. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. currently has 31 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 318 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and internet banking (www.FSGBank.com) services.

Strategic Initiatives for 2011

During 2011, we continued to execute certain strategic initiatives that began during 2009 and 2010. Additionally, we are consolidating six branches while launching deposit and lending campaigns, as discussed in further detail below. We believe our strategic initiatives are positioning us appropriately for both short-term stability and long-term success. Executed initiatives include centralizing loan underwriting and approval, deepening senior management, improving our liquidity position and outsourcing the marketing and sales function for most of our foreclosed properties.

Strategic Initiative – Triumph Investment Managers

As announced on May 4, 2011, we engaged Triumph Investment Managers, LLC (Triumph) to provide strategic advisory services and subsequently appointed Mr. Robert P. Keller, a managing director of Triumph, to our Board of Directors. The mutual goal of this engagement is to create and restore shareholder value through the realignment of the organizational structure and the installation of a philosophy that provides for greater accountability. Triumph and management will evaluate, monitor, and, as appropriate, refine, these existing initiatives, while also considering others.

Strategic Initiative – Branch Consolidation

During the third quarter of 2011, six branch locations were selected for consolidation. Five of those offices were consolidated on October 31, 2011. We anticipate the remaining branch consolidation to take place during the fourth quarter of 2011. The cost savings are estimated to be $1 million per year.

Strategic Initiative – Deposit Campaigns

During June 2011 and continuing into the third quarter, we launched two consecutive five-week deposit campaigns aimed to increase our customer base and core deposits. These campaigns generated strong response throughout our branch network and resulted in nearly $55 million of new deposits. We may run additional deposit campaigns during the fourth quarter of 2011.

Strategic Initiative – Strengthening Management and Lending Campaigns

As part of our strategy to further strengthen management, we re-established our Chief Lending Officer position. On August 8, 2011, Joseph (Joe) E. Dell, Jr. was appointed as Executive Vice President and Chief Lending Officer. Mr. Dell has over 25 years of community banking experience, most recently serving as Executive Vice President and Chief Lending Officer of First Commonwealth Bank in Indiana, Pennsylvania. During September 2011 and continuing into the fourth quarter, we launched several lending campaigns that we believe will stabilize our loan portfolio and position us for growth over the next six to twelve months.

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

•

On May 4, 2011, we engaged Triumph to assist the Board and management with strategic advisory services. Pursuant to our agreement, our Board invited, subject to regulatory non-objections, Robert P. Keller and John J. Clarke, the managing directors of Triumph, to serve on our Board. Mr. Keller and Mr. Clarke provide over 60 years of experience in investment and bank activity, including leadership experience as directors to three other financial institutions. Mr. Keller was subsequently approved and joined the Board of Directors on August 24, 2011.

•	During the third quarter of 2011, we revised various policies, including the policies for OREO, repossessions and related party transactions.

•

During the third quarter of 2011, the Company hired a Controller with a banking background that includes financial and internal audit experience. The internal control procedures over financial reporting for this Quarterly Report reflected the separation of the Controller and Chief Financial Officer roles.

•

During the fourth quarter of 2011, we are conducting code of conduct training for our employees. Additionally, we are holding a separate training for executive management and our Board of Directors to emphasize the importance of setting the tone at the top. A primary purpose of this training is to communicate the expected culture of high integrity and high ethical standards by our Board, executive management, and all employees.

Overall, management believes that First Security’s control environment has improved as of the filing of this Quarterly Report on Form 10-Q. However, we are continuing to evaluate various additional enhancements, included but not limited to, additional training and education. We are committed to establishing and maintaining an appropriate control environment and we anticipate that these actions and measures combined with future actions will appropriately address the material weakness related to the issues described above.

Replacement of Auditors

Effective July 8, 2011, First Security’s Audit/Corporate Governance Committee (the “Audit Committee”) approved the dismissal of Joseph Decosimo and Company, PLLC as First Security’s independent registered public accounting firm. Effective July 11, 2011, the Audit Committee approved the engagement of Crowe Horwath, LLP as First Security’s independent registered public accounting firm for its 2011 fiscal year.

Reverse Stock Split and NASDAQ Bid Price Compliance

On September 19, 2011 (the “Effective Date”), we completed a one-for-ten reverse stock split of our common stock. In connection with the reverse stock split, every ten shares of issued and outstanding First Security common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. Other than the number of authorized shares of common stock disclosed in the Consolidated Balance Sheets, all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional information related to the reverse stock split, see Notes 1, 2, and 9 to our consolidated financial statements.

On October 3, 2011, NASDAQ notified us that we had regained compliance with the Bid Price Rule after our closing bid price was in excess of $1.00 for 10 consecutive business days.

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

The OCC is currently conducting its annual Safety and Soundness examination of the Bank. The exam includes evaluating our level of compliance with the provisions of the Order. At the conclusion of the 2010 examination, the Bank was deemed not in compliance with the provisions of the Order. The Bank remains in non-compliance with the capital provision of the Order but anticipates progress with certain other provisions based on the organizational and operational changes that have been implemented over the last twelve months. Any material noncompliance may result in further enforcement actions by the OCC. We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Order will not have a material adverse effect on the operations and financial condition of FSGBank, or that further enforcement actions won’t be imposed on FSGBank.

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

While the economic recession has resulted in higher unemployment across the country, our market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 8.8% and 7.9%, respectively (as of August 2011, the most recent available data), than the Tennessee rate of 9.7%. The economy of the Dalton,

Georgia Metropolitan Statistical Area (MSA) is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint. The unemployment rate in the Dalton MSA is 12.1% (as of August 2011) compared to the Georgia rate of 10.3%. For the Chattanooga and Knoxville MSAs, the number of unemployed workers has climbed since May 2011 lows but remains well below the peak in June 2009, having declined by 11.0% in Chattanooga and 14.5% in Knoxville. We believe the increase was attributable to graduations and the unemployment numbers will continue to improve throughout 2011.

Our market area has also benefited from a relatively stable housing market. According to the National Association of REALTORS, the median sales prices of existing single-family homes declined 6.0% and 5.5% for the Chattanooga and Knoxville MSAs, respectively, from 2008 to 2010 compared to 12.0% decline for the nation and a 9.3% decline for the census region identified as the South. The median sales prices of existing single-family homes decreased 8.1% and 0.4% for Chattanooga and Knoxville, respectively, from the second quarter of 2010 to the second quarter of 2011 compared to a 2.8% and 2.7% decline for the nation and South, respectively. While residential real estate values may continue to decline, we are hopeful that housing prices will begin to stabilize.

Financial Results

As of September 30, 2011, we had total consolidated assets of $1.1 billion, total loans of $604.4 million, total deposits of $1.02 billion and stockholders’ equity of $78.0 million. For the three and nine months ended September 30, 2011, our net loss allocated to common shareholders was $7.0 million and $16.1 million, respectively, resulting in basic and diluted net loss of $4.40 per share for the quarter and $10.13 per share for the year-to-date period, adjusted to reflect the reverse split. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.

As of September 30, 2010, we had total consolidated assets of $1.2 billion, total loans of $777.4 million, total deposits of $1.1 billion and stockholders’ equity of $106.8 million. For the three and nine months ended September 30, 2010, our net loss allocated to common shareholders was $30.3 million and $34.5 million, respectively, resulting in basic and diluted net loss of $19.18 per share for the quarter and $21.97 per share for the year-to-date period. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.

For the three and nine month periods ended September 30, 2011, net interest income decreased by $1.5 million and $5.3 million, respectively, and noninterest income decreased by $300 thousand and $842 thousand, respectively, compared to the same periods in 2010. For the three months ended September 30, 2011, noninterest expense decreased by $1.1 million, and for the nine months ended September 30, 2011, noninterest expense increased by $892 thousand, compared to the same periods in 2010. The decline in net interest income is primarily attributable to a reduction in our loan portfolio. Noninterest income decreased primarily due to lower deposit fees while noninterest expense decreased for the quarter primarily due to lower expenses associated with nonperforming assets, including write-downs, losses and holding costs, and increased for the year primarily due to higher expenses associated with nonperforming assets, FDIC insurance, and professional fees. The increases for the year were partially offset by reductions in salary and benefit expense. Full-time equivalent employees were 318 at September 30, 2011, compared to 325 at September 30, 2010.

The provision for loan and lease losses decreased $14.5 million and $19.0 million for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010.

Our efficiency ratio increased in the third quarter of 2011 to 130.2% compared to 118.7% in the same period of 2010 primarily due to reductions in net interest income and noninterest income that were proportionally larger than the decrease in noninterest expense. We anticipate our efficiency ratio to begin to improve during the fourth quarter of 2011 as we focus on enhancing revenue while continuing to reduce certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio over the balance of 2011 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.

Net interest margin in the third quarter of 2011 was 2.65%, or 7 basis points lower than the prior year period of 2.72%. We believe that our net interest margin has stabilized and we anticipate it to improve in the fourth quarter of 2011. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board.

During the third quarter of 2011, our Board of Directors elected to defer payment of the Series A Preferred Stock (Preferred Stock). To date, the Company has deferred seven consecutive Preferred Stock dividend payments. The sixth deferred payment provided the U.S. Treasury (Treasury) the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid on the Preferred Stock. Pursuant to the Written Agreement between First Security and the Federal Reserve, we may not declare or pay dividends without prior written consent from the Federal Reserve. During April 2011, the Treasury requested and we consented to allow an observer to attend our Board meetings.

RESULTS OF OPERATIONS

We reported a net loss to common stockholders for the three and nine month periods ended September 30, 2011 of $7.0 million and $16.1 million compared to a net loss for the same periods in 2010 of $30.3 million and $34.5 million, respectively. In the third quarter of 2011, basic and diluted net loss per share was $4.40 on approximately 1.6 million weighted average shares outstanding. On a year-to-date basis, basic and diluted net loss per share was $10.13 on approximately 1.6 million weighted average shares outstanding. As above, these figures reflect the effect of the one-for-ten reverse stock split.

Net loss on a quarterly and year-to-date basis in 2011 was below the comparable amounts in 2010 as a result of the reduction in our provision for loan loss. The year-to-date 2011 loss before taxes was $14.5 million compared to $26.6 million for the same period in 2010. As of September 30, 2011, we had 36 banking offices, including the headquarters, and 318 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended September 30, 2011	Change from Prior Year		For the Nine Months Ended September 30, 2011	Change from Prior Year
		Amount	Percentage		Amount	Percentage
	(in thousands, except percentages)
Interest income	$10,338	$(2,864)	-21.7%	$32,854	$(9,679)	-22.8%
Interest expense	3,662	(1,405)	-27.7%	11,333	(4,429)	-28.1%

Net interest income	6,676	(1,459)	-17.9%	21,521	(5,250)	-19.6%
Provision for loan and lease losses	3,882	(14,533)	-78.9%	7,391	(19,033)	-72.0%

Net interest income after provision for loan and lease losses	2,794	13,074	-127.2%	14,130	13,783	3972.0%
Noninterest income	2,104	(300)	-12.5%	6,424	(842)	-11.6%
Noninterest expense	11,433	(1,079)	-8.6%	35,056	892	2.6%

Net loss before income taxes	(6,535)	13,853	-67.9%	(14,502)	12,049	-45.4%
Income tax (benefit) provision	(54)	(9,438)	-100.6%	32	(6,429)	-99.5%

Net loss	(6,481)	23,291	-78.2%	(14,534)	18,478	-56.0%
Preferred stock dividends and discount accretion	514	6	1.2%	1,538	(19)	-1.3%

Net loss allocated to common stockholders	$(6,995)	$23,285	-76.9%	$(16,072)	$18,459	-53.5%

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended September 30, 2011, net interest income decreased by $1.5 million, or 17.9%, to $6.7 million compared to $8.1 million for the same period in 2010. For the nine months ended September 30, 2011, net interest income decreased by $5.3 million, or 19.6%, to $21.5 million for the period ended September 30, 2011, compared to $26.8 million for the same period in 2010.

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

The following tables summarize net interest income and average yields and rates paid for the quarters ended September 30, 2011 and 2010.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$628,358	$9,020	5.70%	$823,753	$11,912	5.74%
Debt securities – taxable	123,521	869	2.79%	115,557	937	3.22%
Debt securities – non-taxable (2)	33,729	482	5.66%	37,033	512	5.49%
Other earning assets	241,023	144	0.24%	236,651	32	0.05%

Total earning assets	1,026,631	10,515	4.06%	1,212,994	13,393	4.38%

Allowance for loan and lease losses	(23,993)			(27,626)
Intangible assets	1,185			1,634
Cash & due from banks	9,518			7,836
Premises & equipment	30,208			32,125
Other assets	71,269			81,653

TOTAL ASSETS	$1,114,818			$1,308,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$60,267	39	0.26%	$65,547	47	0.28%
Money market accounts	110,693	238	0.85%	132,945	314	0.94%
Savings deposits	38,648	23	0.24%	39,211	27	0.27%
Time deposits of less than $100 thousand	218,000	692	1.26%	226,002	1,131	1.99%
Time deposits of $100 thousand or more	142,435	606	1.69%	178,410	970	2.16%
Brokered CDs and CDARS®	273,536	1,951	2.83%	346,197	2,459	2.82%
Repurchase agreements	15,030	112	2.96%	17,523	117	2.65%
Other borrowings	65	1	6.10%	83	2	9.56%

Total interest bearing liabilities	858,674	3,662	1.69%	1,005,918	5,067	2.00%

Net interest spread		$6,853	2.37%		$8,326	2.38%

Noninterest bearing demand deposits	161,858			155,889
Accrued expenses and other liabilities	11,187			10,520
Stockholders’ equity	78,765			130,503
Accumulated other comprehensive income	4,334			5,786

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,114,818			$1,308,616

Impact of noninterest bearing sources and other changes in balance sheet composition			0.28%			0.34%

Net interest margin			2.65%			2.72%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $177 thousand and $191 thousand for the three months ended September 30, 2011 and 2010, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO 2010

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(2,826)	$(66)	$(2,892)
Debt securities – taxable	65	(133)	(68)
Debt securities – non-taxable	(46)	16	(30)
Other earning assets	1	111	112

Total earning assets	(2,806)	(72)	(2,878)

Interest bearing liabilities:
Interest bearing demand deposits	(4)	(4)	(8)
Money market accounts	(53)	(23)	(76)
Savings deposits	—	(4)	(4)
Time deposits of less than $100 thousand	(40)	(399)	(439)
Time deposits of $100 thousand or more	(196)	(168)	(364)
Brokered CDs and CDARS®	(516)	8	(508)
Repurchase agreements	(17)	12	(5)
Other borrowings	—	(1)	(1)

Total interest bearing liabilities	(826)	(579)	(1,405)

Increase (decrease) in net interest income	$(1,980)	$507	$(1,473)

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended September 30, 2011 and 2010.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

FULLY TAX EQUIVALENT BASIS

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$667,124	$28,916	5.80%	$878,851	$38,097	5.82%
Debt securities – taxable	120,134	2,637	2.93%	110,036	3,048	3.70%
Debt securities – non-taxable (2)	34,600	1,474	5.70%	38,823	1,623	5.59%
Other earning assets	206,451	371	0.24%	219,126	371	0.23%

Total earning assets	1,028,309	33,398	4.34%	1,243,836	43,139	4.64%

Allowance for loan and lease losses	(24,344)			(26,917)
Intangible assets	1,301			1,748
Cash & due from banks	9,963			8,157
Premises & equipment	30,437			32,553
Other assets	72,295			79,963

TOTAL ASSETS	$1,117,961			$1,339,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$61,854	120	0.26%	$65,751	142	0.29%
Money market accounts	114,307	741	0.87%	134,892	1,028	1.02%
Savings deposits	38,885	70	0.24%	38,536	77	0.27%
Time deposits of less than $100 thousand	204,775	2,230	1.46%	235,175	3,722	2.12%
Time deposits of $100 thousand or more	144,847	1,868	1.72%	192,980	3,261	2.26%
Brokered CDs and CDARS®	282,089	5,970	2.83%	341,003	7,112	2.79%
Brokered money markets and NOWs	—	—	—%	8,772	57	0.87%
Repurchase agreements	15,446	330	2.86%	18,790	358	2.55%
Other borrowings	69	4	7.75%	87	5	7.68%

Total interest bearing liabilities	862,272	11,333	1.76%	1,035,986	15,762	2.03%

Net interest spread		$22,064	2.58%		$27,377	2.61%

Noninterest bearing demand deposits	157,329			154,312
Accrued expenses and other liabilities	10,740			10,090
Stockholders’ equity	83,600			133,093
Accumulated other comprehensive income	4,020			5,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,117,961			$1,339,340

Impact of noninterest bearing sources and other changes in balance sheet composition			0.29%			0.33%

Net interest margin			2.87%			2.94%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
(2)

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $544 thousand and $606 thousand for the nine months ended September 30, 2011 and 2010, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO 2010

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(9,158)	$(23)	$(9,181)
Debt securities – taxable	271	(682)	(411)
Debt securities – non-taxable	(180)	31	(149)
Other earning assets	(22)	22	—

Total earning assets	(9,089)	(652)	(9,741)

Interest bearing liabilities:
Interest bearing demand deposits	(9)	(13)	(22)
Money market accounts	(159)	(128)	(287)
Savings deposits	—	(7)	(7)
Time deposits of less than $100 thousand	(490)	(1,002)	(1,492)
Time deposits of $100 thousand or more	(820)	(573)	(1,393)
Brokered CDs and CDARS®	(1,245)	103	(1,142)
Brokered money markets and NOWs	(57)	—	(57)
Repurchase agreements	(65)	37	(28)
Other borrowings	(1)	—	(1)

Total interest bearing liabilities	(2,846)	(1,583)	(4,429)

Increase (decrease) in net interest income	$(6,243)	$931	$(5,312)

Net Interest Income – Volume and Rate Changes

Interest income for the third quarter of 2011 was $10.3 million, a 21.7% decrease compared to the same period in 2010. Average earning assets decreased $186.4 million, or 15.4%, in the third quarter of 2011 compared to the same period in 2010. Average loans declined in the third quarter of 2011 by $195.4 million, offset by a $4.7 million increase in investment securities and a $4.4 million increase in other earning assets. The change in mix and volume of earning assets reduced interest income by $2.8 million, comparing the third quarter of 2011 to the same period in 2010. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged over approximately $238 million for the third quarter of 2011. The yield on this account is approximately 25 basis points. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk, which we describe more fully below in the Liquidity section, resulting from deteriorating asset quality and the Consent Order. We anticipate average loans to stabilize over the next six to twelve months. We anticipate average earning assets to decline as brokered deposits mature and/or are called, and are funded with existing cash reserves.

Interest income for the nine months ended September 30, 2011 was $32.9 million, a 22.8% decrease compared to the same period in 2010. On a year-to-date basis, average earning assets declined $184.8 million, with average loans declining $178.8 million. The reduction in average loans reduced interest income by $9.2 million.

The tax equivalent yield on earning assets decreased by 32 basis points for the three month period and 30 basis points for the nine month period ended September 30, 2011, compared to the same periods in 2010. Comparing the third quarter of 2011 to 2010, the yield on loans declined by 4 basis points to 5.70%. We anticipate the yield on loans to remain consistent or improve over the balance of 2011 as we have instituted higher loan pricing floors on new and renewing loans. During the first quarter of 2010, we conducted a bond swap by selling approximately $14.8 million of investment securities with an average tax-equivalent yield of 5.20% and replacing with $14.6 million of bonds with an average tax-equivalent yield of 3.17%. The transactions eliminated the credit risk associated with our private-label CMO securities, as well as certain municipal securities. We anticipate the yield on investment securities for the fourth quarter of 2011 will be consistent with the yield for third quarter 2011 and lower than the comparable 2010 periods. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of September 30, 2011, approximately 38% of our loan portfolio is either variable or adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Total interest expense was $3.7 million in the third quarter of 2011, or 27.7% lower than the same period in 2010. On a year-to-date basis, total interest expense was $11.3 million, or 28.1% lower than the same period in 2010. Average interest bearing liabilities decreased by $147.2 million and $173.7 million for the three and nine month periods of 2011, respectively, compared to the same periods in 2010. Comparing the third quarter of 2011 to the same period in 2010, average brokered deposits declined by $72.7 million while retail and jumbo certificates of deposits declined by $8.0 million and $36.0 million, respectively. For the year-to-date period, average brokered deposits decreased by $67.7 million while average retail and jumbo certificates of deposits declined by $30.4 million and $48.1 million, respectively. The reductions in volume reduced interest expense by $0.8 million and $2.8 million for the three and nine month period ended September 30, 2011. Further reducing interest expense was the decline in rates paid on deposits, primarily in retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.

We expect average loans to stabilize over the next six to twelve months as the regional economy begins to enter into some measure of recovery. Beginning in September, we introduced a loan campaign that is expected to maintain or grow loans. Investment securities will continue to grow as earnings are reinvested into new securities and excess cash is invested. We expect other earning assets to continue to decline during the remainder of 2011 as brokered deposits mature without being replaced. Beginning in June and continuing into the fourth quarter of 2011, we launched a deposit special campaign. To date, the campaign has been successful in maintaining our customer deposits. For the remainder of 2011, we expect average interest bearing liabilities to be comparable or higher to the third quarter 2011 results. Rates paid on deposits for the remainder of the year are expected to be consistent with third quarter results.

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

Our net interest rate spread (on a tax equivalent basis) was 2.37% and 2.58% for the three and nine months ended September 30, 2011, respectively, compared to 2.38% and 2.61% for the same periods in 2010, respectively. Our net interest margin (on a tax equivalent basis) was 2.65% and 2.87% for the three and nine months ended September 30, 2011, respectively, compared to 2.72% and 2.94% for the same periods in 2010, respectively. Our net interest spread and margin results were consistent comparing 2011 to 2010. During December of 2009 and the first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A portion of these funds was utilized to pay off our variable-rate brokered money market account during the first quarter of 2010. The remaining funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. As of September 30, 2011, our balance at the Federal Reserve Bank was approximately $265.7 million. The negative spread associated between the interest bearing cash and the brokered deposits will continue to negatively impact our net interest spread and margin.

Average interest bearing liabilities as a percentage of average earning assets was consistent for all periods. Noninterest bearing funding sources were also consistent, contributing between 28 and 34 basis points to each period shown.

In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. For the three and nine months ended September 30, 2011, the accretion of the swaps added approximately $442 thousand and $1.4 million, respectively, to interest income compared to $490 thousand and $1.5 million for the same periods in 2010.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during the three and nine month periods ended September 30, 2011 were $3.9 million and $7.4 million, respectively, compared to $18.4 million and $26.4 million, respectively, for the same periods in 2010. Net charge-offs for the three and nine months ended September 30, 2011 were $7.6 million and $12.6 million, respectively, compared to net charge-offs of $19.9 million and $27.6 million, respectively, for the same periods in 2010. Annualized net charge-offs as a percentage of average loans were 2.53% for the nine months ended September 30, 2011 compared to 4.53% for the same period in 2010. Our peer group’s average annualized net charge-offs (as reported in the September 30, 2011 Uniform Bank Performance Report) were 0.89%.

The decrease in our provision for loan and lease losses for both the three and nine month periods of 2011 compared to the same periods in 2010 resulted from our analysis of inherent risks in the loan portfolio in relation to the reduction of our portfolio, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions.

For the nine month period ended September 30, 2011, our provision expense decreased by $19.0 million compared to the same period in 2010. The year-over-year decrease is primarily due to a $14.9 million reduction in net charge-offs for 2011 as well as the year-over-year decline in the loan portfolio.

As of September 30, 2011, management determined our allowance of $18.8 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at December 31, 2011, or sooner if needed, and the provision expense will be adjusted accordingly, if necessary.

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

Noninterest Income

Noninterest income totaled $2.1 million for the third quarter of this year, a decrease of $300 thousand, or 12.5%, from the same period in 2010. On a year-to-date basis, noninterest income totaled $6.4 million, a decrease of $842 thousand, or 11.6%, from the 2010 level. The quarterly and year-to-date declines are primarily a result of lower deposit fees and lower mortgage loan fees.

The following table presents the components of noninterest income for the periods ended September 30, 2011 and 2010.

NONINTEREST INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Percent Change	2010	2011	Percent Change	2010
	(in thousands, except percentages)

Non-sufficient funds (NSF) fees	$595	-17.2%	$719	$1,756	-22.9%	$2,227
Service charges on deposit accounts	196	-15.5%	232	595	-17.6%	722
Point-of-sale (POS) fees	343	6.5%	322	1,007	6.2%	948
Bank-owned life insurance income	247	-1.6%	251	765	1.5%	754
Mortgage loan and related fees	169	-47.0%	319	470	-33.2%	704
Trust fees	181	-4.7%	190	596	5.1%	567
Net gain on sale of available-for-sale securities	—	—	—	—	-100.0%	57
Other income	373	0.5%	371	1,235	-0.2%	1,237

Total noninterest income	$2,104	-12.5%	$2,404	$6,424	-11.6%	$7,266

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $791 thousand for the third quarter of 2011, a decrease of $160 thousand, or 16.8%, from the same period in 2010. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the recently-enacted Dodd-Frank financial reform bill may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.

Point-of-sale fees (POS fees) increased 6.5% and 6.2% to $343 thousand and $1,007 thousand for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the recently-enacted Dodd-Frank financial reform bill will have a future material impact on this product and its revenue.

Bank-owned life insurance income was $247 thousand and $765 thousand for the three and nine months ended September 30, 2011, respectively, remaining consistent with 2010 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 6% through September 30, 2011.

Mortgage loan and related fees for the third quarter of 2011 decreased $150 thousand, or 47.0%, to $169 thousand compared to $319 thousand in the third quarter of 2010. For the nine months ended September 30, 2011, mortgage income decreased $234 thousand, or 33.2%, compared to the same period in 2010. As discussed in the notes to our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated in the secondary market totaled $8.4 million and $19.3 million for the three and nine months ended September 30, 2011, respectively. Mortgages sold in the secondary market for the three and nine months ended September 30, 2011 totaled $7.3 million and $19.6 million, respectively. Mortgages originated for sale in the secondary markets totaled $15.6 million and $33.4 million for the three and nine months ended September 30, 2010, respectively. Mortgages sold in the secondary market totaled $14.9 million and $31.2 million for the three and nine months of 2010, respectively. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.

Trust fees decreased $9 thousand and increased $29 thousand for the three and nine months ended September 30, 2011 compared to 2010. As of September 30, 2011, our trust and wealth management department had 440 accounts with assets held under management of $153.4 million compared to 471 accounts with assets held under management of $204.9 million as of September 30, 2010. As a significant portion of our trust fees is associated with the level of assets under management, income for future periods is dependent on our ability to retain and expand our client base as well as the performance of the stock market.

During the first quarter of 2010, we conducted a bond swap that resulted in a $57 thousand gain on sale of available-for-sale securities. This transaction is discussed above in the Net Interest Income – Volume and Rate Change section of MD&A.

Other income for the third quarter of 2011 was $373 thousand compared to $371 thousand for the same period in 2010. For the nine months ended September 30, 2011, other income decreased $151 thousand to $1.2 million compared to $1.2 million for the same period in 2010. The components of other income primarily consist of ATM fee income, gains on sales of other real estate owned (OREO) and repossessions, underwriting revenue, and safe deposit box fee income.

Noninterest Expense

Noninterest expense for the third quarter of 2011 decreased $1.1 million, or 8.6%, to $11.4 million compared to $12.5 million for the same period in 2010. On a year-to-date basis, noninterest expense increased $892 thousand, or 2.6%, to $35.1 million compared to $34.2 million for the same period in 2010. The decreases in the third quarter are primarily due to lower write-downs associated with other real estate owned and lower salaries and benefits, offset in part by higher losses and holding costs associated with other real estate owned and repossessions. The increases for the first nine months are primarily due to higher nonperforming asset costs, including write-downs, losses and holding costs associated with other real estate owned and repossessions and increased professional fees, partially offset by lower salaries and benefits costs as well as expenses from furniture and equipment.

As discussed in the Strategic Initiatives for 2011 section of MD&A above, we completed a review of our branch network during the second quarter of 2011. The results identified six branch locations that have been announced for consolidation into surrounding branch locations during the fourth quarter of 2011. The cost savings are estimated to be $1 million per year. Accordingly, we would anticipate savings in applicable noninterest expense categories after the consolidation.

The following table represents the components of noninterest expense for the three and nine month periods ended September 30, 2011 and 2010.

NONINTEREST EXPENSE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Percent Change	2010	2011	Percent Change	2010
	(in thousands, except percentages)
Salaries & benefits	$4,265	-10.9%	$4,787	$12,792	-11.4%	$14,438
Occupancy	826	-9.0%	908	2,521	-4.3%	2,633
Furniture and equipment	440	-15.7%	522	1,292	-16.9%	1,554
Professional fees	565	-39.6%	936	2,678	14.2%	2,344
FDIC insurance	1,017	-2.6%	1,044	3,089	19.7%	2,581
Write-downs on other real estate owned and repossessions	1,538	-2.3%	1,575	4,139	52.4%	2,715
Losses on other real estate owned, repossessions and fixed assets	407	362.5%	88	1,047	37.2%	763
OREO and repossession holding costs	585	64.3%	356	1,449	14.2%	1,269
Data processing	327	-7.6%	354	1,285	18.0%	1,089
Communications	137	-25.5%	184	420	-11.8%	476
ATM/Debit Card fees	185	44.5%	128	459	17.4%	391
Intangible asset amortization	118	1.7%	116	353	1.1%	349
Printing & supplies	56	-38.5%	91	214	-19.9%	267
Advertising	43	22.9%	35	193	59.5%	121
Other expense	924	-33.4%	1,389	3,125	-1.5%	3,174

Total noninterest expense	$11,433	-8.6%	$12,512	$35,056	2.6%	$34,164

Salaries and benefits for the third quarter of 2011 decreased $522 thousand, or 10.9%, compared to the same period in 2010 and $1.6 million, or 11.4%, on a year-to-date basis. The decrease in salaries and benefits is primarily related to our reductions in staffing. As of September 30, 2011, we had 318 full time equivalent employees compared to 325 as of September 30, 2010. We currently operate 31 full-service banking offices.

Occupancy expense for the third quarter of 2011 decreased $82 thousand, or 9.0%, compared to the same period in 2010 and decreased $112 thousand, or 4.3%, for the year-to-date period of 2011 compared to the same period in 2010. As of September 30, 2011, First Security leased six facilities and the land for five branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment expense decreased on a quarterly and year-to-date basis $82 thousand, or 15.7%, and $262 thousand, or 16.9%, respectively, primarily due to lower equipment depreciation expense.

Professional fees decreased $371 thousand for the third quarter of 2011 compared to the same period in 2010 and increased $334 thousand on a year-to-date basis. The decrease in the third quarter is primarily due to lower incremental legal costs associated with new nonperforming assets for the quarter while the increase year-to-date is primarily due to additional legal costs associated with higher levels of nonperforming assets for the year as well as elevated corporate legal expenses. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.

FDIC deposit premium insurance decreased $26 thousand to $1.0 million and increased $509 thousand to $3.1 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The year-to-date increase is an indirect result of the items discussed in the Consent Order, including the deterioration of our asset quality and its impact on our financial results. FDIC insurance premiums are likely to remain elevated for so long as the Consent Order remains in place.

Write-downs on OREO and repossessions declined $37 thousand for the quarter and increased $1.4 million for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs for the remainder of 2011 are dependent on real estate market conditions and our ability to liquidate properties.

Losses on OREO, repossessions and fixed assets increased $319 thousand to $407 thousand, or 362.5%, and increased $284 thousand to $1.0 million, or 37.2%, for the three and nine month periods ended September 30, 2011, compared to the same periods in 2010. The increased losses are primarily a result of higher levels of OREO properties and repossessions. As we seek to liquidate existing properties and repossessions in a timely manner, we may continue to experience losses, depending on real estate market conditions and our ability to liquidate properties.

OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs increased $229 thousand, or 64.3%, and $180 thousand, or 14.2%, for the three and nine months ended September 30, 2011 compared to the same periods in 2010. We anticipate the level of holding costs to remain elevated for 2011.

Data processing fees declined 7.6% for the third quarter of 2011 compared to the same period in 2010 and increased 18.0% on a year-to-date basis. The monthly fees associated with data processing are typically based on transaction volume.

We anticipate communications and printing and supplies expenses to remain stable or decline for the remainder of 2011 as we continue to reduce discretionary expenses.

Advertising expenses increased as a result of the deposit special campaign and other advertising incurred to stimulate bank business.

Intangible asset amortization expense remained consistent for the third quarter of 2011 compared to the same period in 2010 and also on a year-to-date basis. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2011.

ATM and debit card fees increased 44.5% for the third quarter of 2011 compared to the same period in 2010 and 17.4% on a year-to-date basis. The monthly fees associated with ATM and debit card processing are typically based on transaction volume.

Other expense decreased $399 thousand for the quarter and $29 thousand for the nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases are primarily due to elevated levels of shareholder expense in 2010 associated with an aborted secondary offering.

Income Taxes

We recorded an income tax benefit of $54 thousand and income tax expense of $32 thousand for the three and nine months ended September 30, 2011 compared to income tax expense of $9.4 million and $6.5 million for the same periods in 2010. During 2010, we established a deferred tax asset valuation allowance. For the nine months ended September 30, 2011, we recorded $6.4 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first three quarters of 2011. For the nine months ended September 30, 2011, our tax-exempt income from municipal securities and loans as well as bank-owned life insurance was approximately $1.8 million. We also recorded low-income housing tax credits of $292 thousand.

At September 30, 2011, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements. During the fourth quarter of 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. During 2010, certain tax refunds were withheld and applied to the disputed uncertain tax position. As of September 30, 2011, our total accrual for uncertain tax positions is approximately $1.0 million.

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

STATEMENT OF FINANCIAL CONDITION

Our total assets were $1.1 billion at September 30, 2011, $1.2 billion at December 31, 2010 and $1.2 billion at September 30, 2010. The decline from September 30, 2010 to September 30, 2011 is primarily due to the reductions in our loan portfolio. For the remainder of 2011, we anticipate funding prudent investment opportunities through our existing cash reserves or with growth in core deposits.

Loans

The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances during 2010 and for the first nine months in 2011. As of September 30, 2011, total loans declined by $122.7 million, or 16.9% (22.5% annualized), from December 31, 2010 and by $172.0 million, or 22.1%, from September 30, 2010. As discussed in the Strategic Initiatives for 2011 section of MD&A above, we have appointed Mr. Joseph Dell as EVP and Chief Lending Officer. We are currently developing several lending initiatives that we believe will stabilize our loan portfolio over the next six to twelve months and position us for long-term growth.

The following table presents our loan portfolio by type.

LOAN PORTFOLIO

				Percent change from
	September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2010	September 30, 2010
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$221,886	$252,026	$258,579	-12.0%	-14.2%
Commercial	200,228	226,357	236,991	-11.5%	-15.5%
Construction	54,793	84,232	101,870	-34.9%	-46.2%
Multi-family and farmland	32,914	36,393	37,816	-9.6%	-13.0%

	509,821	599,008	635,256	-14.9%	-19.7%
Commercial loans	64,864	82,807	91,637	-21.7%	-29.2%
Consumer installment loans	22,632	33,860	37,884	-33.2%	-40.3%
Leases, net of unearned income	3,425	7,916	10,139	-56.7%	-66.2%
Other	3,682	3,500	2,502	5.2%	-47.2%

Total loans	604,424	727,091	777,418	-16.9%	-22.3%
Allowance for loan and lease losses	(18,750)	(24,000)	(25,320)	-21.9%	-25.9%

Net loans	$585,674	$703,091	$752,098	-16.7%	-22.1%

Year-to-date, the largest declining loan balances were 1-4 family residential real estate loans of $30.1 million, or 12.0%, commercial real estate (CRE) loans of $26.1 million, or 11.5%, and construction and land development (C&D) loans of $29.4 million, or 34.9%. Comparing September 30, 2011 to September 30, 2010, the largest declining loan balances were C&D loans of $47.1 million, or 46.2%, commercial real estate (CRE) loans of $36.8 million, or 15.5%, and residential 1-4 family loans of $36.7 million, or 14.2%.

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2011 and 2010. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $18 thousand and $18 thousand for the nine month periods ended September 30, 2011 and 2010, respectively. The reserve for unfunded commitments totaled $247 thousand and $223 thousand as of September 30, 2011 and 2010, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the nine months ended September 30,
	2011	2010
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$24,000	$26,492
Provision for loan and lease losses	7,391	26,406

Sub-total	31,391	52,898

Charged-off loans:
Real estate – residential 1-4 family	1,451	1,736
Real estate – commercial	5,780	1,972
Real estate – construction	5,062	5,574
Real estate – multi-family and farmland	82	924
Commercial loans	2,336	15,421
Consumer installment and Other loans	275	862
Leases, net of unearned income	929	1,641

Total charged-off	15,915	28,130

Recoveries of charged-off loans:
Real estate – residential 1-4 family	358	37
Real estate – commercial	215	153
Real estate – construction	565	5
Real estate – multi-family and farmland	383	—
Commercial loans	526	242
Consumer installment and Other loans	757	115
Leases, net of unearned income	470	—

Total recoveries	3,274	552

Net charged-off loans	12,641	27,578

Allowance for loan and lease losses – end of period	$18,750	$25,320

Total loans – end of period	$604,424	$777,418
Average loans	$667,124	$875,851
Net loans charged-off to average loans, annualized	2.53%	4.20%
Provision for loan and lease losses to average loans, annualized	1.48%	4.02%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.10%	3.26%
Nonperforming loans	37.26%	31.97%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of September 30, 2011		As of December 31, 2010		As of September 30, 2010
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$6,190	33.0%	$7,346	34.7%	$6,278	33.3%
Real estate – commercial	5,352	28.5%	5,550	31.1%	6,295	30.5%
Real estate – construction	921	4.9%	2,905	11.6%	4,289	13.0%
Real estate – multi-family and farmland	706	3.8%	761	5.0%	550	4.9%
Commercial loans	4,167	22.2%	5,692	11.4%	6,089	11.8%
Consumer installment loans	538	2.9%	813	4.7%	688	4.9%
Leases, net of unearned income	859	4.6%	917	1.1%	1,100	1.3%
Other	17	0.1%	16	0.4%	31	0.3%

Total	$18,750	100.0%	$24,000	100.0%	$25,320	100.0%

[1]	Represents the percentage of loans in each category to total loans.

Over the last two years, the ratio of the allowance to total loans significantly increased largely because of the economic downturn and the associated decline in real estate values. These two factors have contributed to a significant increase in classified loans, which is a driving component of the allowance.

We utilize a risk rating system to evaluate the credit risk of our loan portfolio. We classify loans as: pass, special mention, substandard, doubtful or loss. We assign a pass rating to loans that are performing as contractually agreed and do not exhibit the characteristics of heightened credit risk. A special mention risk rating is assigned to loans that are criticized but not considered to have weaknesses as serious as those of a classified loan. Special mention loans generally contain one or more potential weaknesses, which if not corrected, could result in an unacceptable increase in the credit risk at some future date. A substandard risk rating is assigned to loans that have specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic or managerial nature and may require nonaccrual status. Substandard loans have a greater likelihood of loss. We assign a doubtful risk rating to loans that the collection or liquidation in full of principal and/or interest is highly questionable or improbable. Any loans that are assigned a risk rating of loss are fully charged-off in the period of the downgrade.

We segregate substandard loans into two classifications based on our allowance methodology for impaired loans. An impaired loan is defined as a substandard loan relationship in excess of $500 thousand that is also on nonaccrual status. These relationships are individually reviewed on a quarterly basis to determine the required allowance or loss, as applicable.

For the allowance analysis, the primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents our internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2011 and December 31, 2010:

As of September 30, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$189,766	$7,648	$19,730	$4,742	$221,886
Real estate: Commercial	156,152	13,849	16,674	13,553	200,228
Real estate: Construction	33,866	2,901	2,329	15,697	54,793
Real estate: Multi-family and farmland	26,256	2,954	1,875	1,829	32,914
Commercial	40,833	3,984	16,999	3,048	64,864
Consumer	22,086	89	207	250	22,632
Leases	—	1,611	825	989	3,425
Other	3,605	19	58	—	3,682

Total Loans	$472,564	$33,055	$58,697	$40,108	$604,424

As of December 31, 2010

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,553	4,338	20,316	3,600	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases	—	2,036	3,797	2,083	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,449	$39,033	$80,003	$41,606	$727,091

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $40,108 thousand and $41,606 thousand at September 30, 2011 and December 31, 2010, respectively. For impaired loans, any payments made by the borrower are generally applied directly to principal.

We believe that the allowance for loan and lease losses as of September 30, 2011 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets

Asset Quality Strategic Initiatives

Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of September 30, 2011, our loan portfolio was 52.1% of total assets. Over the past two years, we implemented several significant strategies to further address our asset quality, including:

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

Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. In the last twelve months, we have added two experienced loan review employees to our loan review department. During 2010 and in the nine month period ending September 30, 2011, we achieved the 60% to 70% review of our portfolio, focusing on a risk-based approach.

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

Asset Quality and Non-Performing Assets Analysis and Discussion

As of September 30, 2011, our allowance for loan and lease losses as a percentage of total loans was 3.10%, which is a decrease from the 3.30% as of December 31, 2010 and 3.26% as of September 30, 2010. The decline in the allowance percentage is directly related to certain impaired loans that were specifically reserved for in prior periods and were charged off in the current period. Net charge-offs as a percentage of average loans (annualized) decreased to 2.53% for the nine months ended September 30, 2011 compared to 4.20% for the same period in 2010. Non-performing assets as a percentage of total assets was 6.73% at September 30, 2011, compared to 6.78% as of December 31, 2010 and 6.35 % as of September 30, 2010. As of September 30, 2011, non-performing assets, including loans that are 90 days past due, decreased to $77.3 million, or 6.88% of total assets, from $84.1 million, or 7.20% of total assets as of December 31, 2010 and from $85.2 million, or 6.84% as of September 30, 2010.

We believe that overall asset quality will stabilize and begin to improve in the following quarters. Our special assets department actively collects past due loans and develops action plans for classified and criticized loans and leases. For OREO properties, we are focused on achieving the proper level of balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs with a bias towards liquidation.

Nonperforming assets include nonaccrual loans, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

NON-PERFORMING ASSETS BY TYPE

	September 30, 2011	December 31, 2010	September 30, 2010
	(in thousands, except percentages)
Nonaccrual loans	$48,642	$54,082	$55,083
Loans past due 90 days and still accruing	1,683	4,838	6,025

Total nonperforming loans	$50,325	$58,920	$61,108

Other real estate owned	$26,628	$24,399	$22,888
Repossessed assets	310	763	1,229
Nonaccrual loans	48,642	54,082	55,083

Total nonperforming assets	$75,580	$79,244	$79,200

Nonperforming loans as a percentage of total loans	8.33%	8.10%	7.86%
Nonperforming assets as a percentage of total assets	6.73%	6.78%	6.35%
Nonperforming assets plus loans 90 days past due to total assets	6.88%	7.20%	6.84%

The following table provides the classifications for nonaccrual loans and other real estate owned as of September 30, 2011, December 31, 2010 and September 30, 2010.

NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	September 30, 2011		December 31, 2010		September 30, 2010
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$16,074	11	$25,586	56	$30,225	60
Residential real estate loans	9,941	77	8,906	84	7,113	58
Commercial real estate loans	16,704	18	10,007	30	7,327	25
Commercial and industrial loans	3,718	24	4,228	26	4,886	31
Commercial leases	1,814	53	3,459	59	3,541	59
Consumer and other loans	391	12	1,896	18	1,991	26

Total	$48,642	195	$54,082	273	$55,083	259

Other real estate owned
Construction/development loans	$14,462	81	$10,821	67	$10,510	64
Residential real estate loans	7,997	74	8,266	63	7,789	60
Multi-family and farmland	525	2	—	—	—	—
Commercial real estate loans	3,644	16	5,312	20	4,589	18

Total	$26,628	173	$24,399	150	$22,888	142

Nonaccrual loans totaled $48.6 million, $54.1 million and $55.1 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of September 30, 2011, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

As of September 30, 2011, nonaccruals decreased by $5.4 million, or 10.1%, compared to year-end 2010. Comparing September 30, 2011 to December 31, 2010, nonaccrual construction and development loans declined by $9.5 million while nonaccrual commercial real estate loans increased by $6.7 million. During the first half of 2011, there were two commercial real estate properties placed on nonaccrual that totaled $4.1 million, or nearly 70% of the increase in nonaccrual commercial real estate loans. The decline in construction and development loans was a result of certain relationships migrating to OREO. We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.

Other real estate increased $2.2 million from December 31, 2010 to September 30, 2011, as additions continued to outpace dispositions. During the first three quarters of 2011, we sold 59 properties with total proceeds of $6.7 million, resulting in an 85% realization rate as compared to appraised value. Based on our sales analysis, we estimated and recorded a valuation allowance of $800 thousand related to other real estate owned as of September 30, 2011 to lower the carrying value of the OREO portfolio to approximately 85% of appraised value. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. We anticipate increased sales volume during 2011 as a result of this outsourcing. Additionally, we are taking a more aggressive sales approach to dispose of our current properties, which may lead to a lower realization rate.

Loans 90 days past due and still accruing declined $2,873 thousand for the quarter and $3,155 thousand compared to year-end 2010 in a positive trend. As of September 30, 2011, the $4.6 million in past due loans was composed of $2.0 million in commercial and industrial loans, $1.6 million in commercial real estate loans, $724 thousand in residential real estate loans and the remainder in other categories. As of September 30, 2011, past due construction and land development loans totaled only $45 thousand in a positive trend.

Total non-performing assets for the third quarter of 2011 were $75.6 million compared to $79.2 million at December 31, 2010 and $79.2 million at September 30, 2010.

Our asset ratios were generally less favorable as compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios and our UBPR peer group ratios as of September 30, 2011, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	8.32%	3.17%
Nonperforming loans[1] as a percentage of the allowance	268.40%	147.46%
Nonperforming loans[1] as a percentage of equity capital	64.48%	19.15%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	12.19%	4.43%

[1]	Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of September 30, 2011, we have no plans to liquidate a significant amount of any available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.

Available-for-sale securities totaled $158.8 million at September 30, 2011, $154.2 million at December 31, 2010 and $155.1 million at September 30, 2010. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. At September 30, 2011, the available-for-sale securities portfolio had unrealized net gains of approximately $3.2 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at September 30, 2011 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and pooled trust preferred securities.

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$3,573	$13,760	$10,219	$4,200	$31,752
Agency bonds	—	3,000	18,987	—	21,987
Agency issued REMICs	6,385	44,053	—	—	50,438
Agency issued mortgage pools	187	35,107	14,226	98	49,618
Other	—	—	—	127	127

Total	$10,145	$95,920	$43,432	$4,425	$153,922

Tax Equivalent Yield	5.36%	3.37%	3.54%	6.18%	3.63%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for three bonds. A $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. The remaining two are pooled trust preferred securities with a book value of $36 thousand.

As of September 30, 2011, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of September 30, 2011, gross unrealized losses in our portfolio totaled $106 thousand, compared to $656 thousand and $62 thousand as of December 31, 2010 and June 30, 2010, respectively. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses associated with the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The remaining unrealized losses in our portfolio are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Based on results of our impairment assessment, the unrealized losses at September 30, 2011 are considered temporary.

As of September 30, 2011, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of September 30, 2011.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$40,629	$42,048
FHLMC*	$57,472	$59,034
Ginnie Mae	$29,942	$30,530

*	Federal Home Loan Mortgage Corporation

We held no federal funds sold as of September 30, 2011, December 31, 2010 or September 30, 2010. As of September 30, 2011, we held $267.1 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $200.6 million at December 31, 2010 and $224.1 million as of September 30, 2010. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.

As of September 30, 2011, we held $100 thousand in certificates of deposit at another FDIC insured financial institution. At September 30, 2011, we held $26.5 million in bank-owned life insurance, compared to $25.8 million at December 31, 2010 and $25.6 million at September 30, 2010.

Deposits and Other Borrowings

As of September 30, 2011, deposits decreased by 2.8% from December 31, 2010 while decreasing by 8.4% from September 30, 2010. Excluding the changes in brokered deposits, our deposits increased by 2.7% from December 31, 2010 and decreased 3.7% from September 30, 2010. In the first nine months of 2011, the fastest growing sectors of our core deposit base were noninterest bearing demand deposits which grew 8.6%. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.

Brokered deposits decreased $64.4 million from September 30, 2010 to September 30, 2011 due to maturities in the absence of brokered deposit issuances. During January 2010, we issued $94.5 million in brokered certificates of deposit. Approximately $77 million of the January funds were used to eliminate our brokered money market account. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of September 30, 2011, our CDARS balance consists of $6.6 million in purchased time deposits and $705 thousand in our customers’ reciprocal accounts.

Brokered deposits at September 30, 2011, December 31, 2010 and September 30, 2010 were as follows:

BROKERED DEPOSITS

	September 30, 2011	December 31, 2010	September 30, 2010
	(in thousands)
Brokered deposits –
Brokered certificates of deposits	$258,065	$302,584	$302,584
CDARS®	7,313	12,292	27,147

Total	$265,378	$314,876	$329,731

The table below is a maturity scheduled for our brokered deposits.

BROKERED DEPOSITS – BY MATURITY

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$10,242	$12,205	$20,400	$82,349	$132,869
CDARS®	5,830	—	—	1,026	457

Total	$16,072	$12,205	$20,400	$83,375	$133,326

As of September 30, 2011, December 31, 2010 and September 30, 2010, we had no Federal funds purchased.

Securities sold under agreements to repurchase with commercial checking customers were $5.1 million as of September 30, 2011, compared to $5.9 million and $7.7 million as of December 31, 2010 and September 30, 2010, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012. For the nine months ended September 30, 2011 and 2010, we paid a fixed rate of 3.93% for the structured repurchase agreement. The agreement is callable on a quarterly basis.

Liquidity

Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $1.4 million as of September 30, 2011, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds as additional capital into FSGBank.

Since January 2010, to further preserve our capital resources and liquidity, our Board of Directors has elected to defer the dividend payments on our Series A Preferred Stock. As the payment of future dividends requires prior written consent by the Federal Reserve, we anticipate continuing to defer the dividend payments on the Preferred Stock until conditions improve.

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

As of September 30, 2011, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $265.7 million. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of September 30, 2011, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging of loans.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter-end, we had $7.9 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had pledges of $6.0 million pledged to Federal Reserve Bank of Atlanta for the discount window, and $10.2 million pledged to FHLB as security for existing advances. There were no other borrowings against our investment securities, except for repurchase agreements and public fund deposits attained in the ordinary course of business.

Historically, we have utilized brokered deposits to provide an additional source of funding. As of September 30, 2011, we had $258.1 million in brokered CDs outstanding with a weighted average remaining life of approximately 24 months, a weighted average coupon rate of 2.58% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.83%. Our CDARS product had $7.3 million at September 30, 2011, with a weighted average coupon rate of 1.95% and a weighted average remaining life of approximately 5 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $103.1 million at September 30, 2011. The following table illustrates our significant contractual obligations at September 30, 2011 by future payment period.

CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$268,676	$108,155	$3,411	$—	$380,242
Brokered certificates of deposit	(1)	42,847	160,539	52,703	1,976	258,065
CDARS®	(1)	5,830	1,026	457	—	7,313
Federal funds purchased and securities sold under agreements to repurchase	(2)	5,054	10,000	—	—	15,054
FHLB borrowings	(3)	—	1	—	—	1
Operating lease obligations	(4)	675	1,005	889	4,105	6,674
Commitments to fund affordable housing investments	(5)	127	—	—	—	127
Note payable	(6)	17	38	7	—	62

Total		$323,226	$280,764	$57,467	$6,081	$667,538

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

Net cash used in operations during the nine months of 2011 totaled $743 thousand compared to net cash used in operations of $1.8 million for the same period in 2010. The decrease in net cash used is primarily due to lower provision expense. Net cash provided by investing activities decreased from $129.4 million to $99.2 million. The change is primarily associated with the change in net loan originations and principal collections. Net cash used in financing activities was $30.6 million for the first nine months of 2011 compared to $70.7 million in the comparable 2010 period. The decrease in cash used in financing activities is primarily related to a lower decline in deposits.

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

Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. We recognized a total of $1,405 thousand in interest income for the nine months ended September 30, 2011.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2011[1]	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$32	$62	$94
Accretion of gain from 2009 terminated swaps	$410	$1,272	$1,682

[1]	Represents the gain accretion for October 1, 2011 to December 31, 2011. Excludes the amounts recognized in the first nine months of 2011.

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

The following table presents the cash flow hedges as of September 30, 2011.

CASH FLOW HEDGES

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)

Asset hedges
Cash flow hedges:
Forward contracts	$2,195	$3	$25	$(15)	Various

	$2,195	$3	$25	$(15)

Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$35,000	$—	$—	$62	June 28, 2012
Interest rate swap	25,000	—	—	555	October 11, 2012
Interest rate swap	25,000	—	—	555	October 11, 2012

	$85,000	$—	$—	$1,172

[1]

The $1.2 million of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2011, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of September 30, 2011.

	Notional	Consolidated Balance Sheet Presentation					Consolidated Income Statement Presentation
		Assets			Liabilities		Gains
		Classification	Amount		Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:

Forward contracts	$2,195	Other assets	$	N/A	Other liabilities	$22	Noninterest income – other	$248

Hedged Items:

Loans held for sale	N/A	Loans held for sale		$2,195	N/A	N/A	Noninterest income – other	N/A

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2011 and 2010.

	As of September 30,
	2011	2010
	(in thousands)
Commitments to extend credit	$103,108	$142,588
Standby letters of credit	$8,103	$14,625

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

September 30, 2011	FSGBank Consent Order[1]	Well Capitalized	Adequately Capitalized	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	10.8%	10.6%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.0%	11.9%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	6.5%	6.4%[3]

December 31, 2010
Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.2%	10.9%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	12.5%	12.2%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.3%	7.1%[3]

September 30, 2010

Tier I capital to risk adjusted assets	n/a	6.0%	4.0%	11.9%	11.7%[3]
Total capital to risk adjusted assets	13.0%	10.0%	8.0%	13.2%	12.9%[3]
Leverage ratio	9.0%	5.0%[2]	4.0%	7.6%	7.4%[3]

[1]	FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.
[2]

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

[3]	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

Since the first quarter of 2010, to further preserve our capital resources, our Board of Directors has elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.

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

This ASU is effective for the first interim period beginning on or after June 15, 2011. The disclosures required by this ASU are presented in Note 6.

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

Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of September 30, 2011, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $7.1 million, or 14.7%, as a result of a 200 basis point decline in rates based on annualizing our financial results through September 30, 2011. The model also predicts a $4.2 million increase in net interest income, or 24.7%, as a result of a 200 basis point increase in rates. The following chart reflects our sensitivity to changes in interest rates as of September 30, 2011. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

INTEREST RATE RISK

INCOME SENSITIVITY SUMMARY

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)

Annualized net interest income[1]	$35,891	$28,773	$24,560
Dollar change net interest income	(7,117)	—	4,214
Percentage change net interest income	(14.65)%	0.00%	24.74%

[1]	Annualized net interest income is a twelve month projection based on year-to-date results.

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

As previously disclosed in First Security’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on April 15, 2011, management identified a material weakness in the Company’s entity level controls and therefore concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010. Subsequent to December 31, 2010, various changes have occurred that are reasonably likely to materially affect our control environment. The changes to our control environment are detailed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Material Weakness in Internal Controls over Financial Reports” on pages 30 and 31.

Management believes that its control environment has improved as of the filing of this Quarterly Report on Form 10-Q, however, we are continuing to evaluate additional changes, including but not limited to additional training and education. The Company cannot provide any assurance these remediation efforts will be successful or the Company’s internal control over financial reporting will be effective as a result of these efforts. As we are continuing to implement additional changes to entity level controls, our President and CFO have concluded that our Disclosure Controls remain ineffective until all remediation efforts have been implemented and tested for effectiveness.

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

As previously disclosed in First Security’s Quarterly Report on Form 10-Q that was filed on August 15, 2011, First Security sold a total of 930 shares to certain directors and director nominees on July 29, 2011. Under the terms of the National Bank Act, each bank director is required to own shares “in his or her own right” with a market value or cost basis of at least $1,000. The shares were sold at a price of $3.25 per share, providing aggregate consideration of $3,022.50. In accordance with NASDAQ requirements, the shares were sold at a per share price at the greater of book or market value. In issuing the securities, First Security relied on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, First Security has decided to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At September 30, 2011, First Security had unpaid preferred stock dividends in arrears of $3.1 million. If First Security misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to First Security’s board of directors until all accrued but unpaid dividends have been paid. First Security has deferred seven consecutive dividend payments. Currently, the Treasury has assigned an observer to attend all Board of Director meetings.

ITEM 6.	EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 14, 2011	/s/ RALPH E. COFFMAN, JR.
Ralph E. Coffman, Jr.
President & Chief Operating Officer

November 14, 2011	/s/ JOHN R. HADDOCK
John R. Haddock
Secretary, Chief Financial Officer & Executive Vice President