Form 10-K
period 2011-12-31
FIRST SECURITY GROUP INC/TN
filed 2012-03-30
CIK 1138817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2011, was approximately $10.7 million, based on the registrant’s closing sales price as reported on the NASDAQ Global Select Market. There were 1,762,342 shares of the registrant’s common stock outstanding as of March 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders	III

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	changes in business policies or practices as a result of the changes in management;

•

changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

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

Note Regarding Reverse Stock Split

On September 19, 2011 (the “Effective Date”), First Security completed a one-for-ten reverse stock split of its common stock. In connection with the reverse stock split, every ten shares of issued and outstanding First Security common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. The number of shares of common stock authorized and the par value of the common stock were not affected. All prior period share amounts and per share values have been retroactively restated to reflect the reverse stock split.

iii

PART I

Item 1.	Business

Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (“FSGBank”).

BUSINESS

First Security Group, Inc.

We are a bank holding company headquartered in Chattanooga, Tennessee. We currently operate 30 full-service banking offices through our wholly-owned bank subsidiary, FSGBank. We serve the banking and financial needs of various communities in eastern and middle Tennessee, as well as northern Georgia.

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

First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As of December 31, 2011, we had total assets of approximately $1.1 billion, total deposits of approximately $1.0 billion and stockholders’ equity of approximately $68.2 million.

FSGBank, National Association

FSGBank currently operates 30 full-service banking-offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor. FSGBank also provides trust and investment management, mortgage banking, financial planning and electronic banking services, such as Internet banking (www.FSGBank.com), online bill payment, cash management, ACH originations, and remote deposit capture.

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

FSGBank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). FSGBank’s deposits are insured by the FDIC. FSGBank operates 24 full-service banking offices in eastern and middle Tennessee and six offices in northern Georgia.

Market Area and Competition

We currently conduct business principally through 30 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available from the FDIC as of June 30, 2011, FSGBank’s total deposits ranked 6th among financial institutions in our market area, representing approximately 4.0% of the total deposits in our market area.

The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2011.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	2	$20	$1,443	10	1.4%
Hamilton County[1]	8	408	6,490	4	6.3%
Jackson County[2]	3	61	115	1	52.5%
Jefferson County	2	94	530	2	17.8%
Knox County	3	50	10,048	17	0.5%
Loudon County[2]	2	22	731	8	3.1%
McMinn County	1	32	870	7	3.9%
Monroe County[2]	4	64	605	5	10.6%
Putnam County	3	71	1,432	7	4.9%
Union County[2]	2	40	118	2	34.2%
Georgia
Catoosa County	1	5	831	9	0.6%
Whitfield County	5	132	1,652	6	8.0%

FSGBank	36	$999	$24,865	6	4.0%

[1]	Our brokered deposits, totaling $277.8 million at June 30, 2011, are included in the totals for Hamilton County.
[2]	Subsequent to June 30, 2011, we closed two offices in Jackson County, two in Monroe County, and one each in Union and Loudon County.

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

Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 71 different commercial or savings institutions.

Virtually every type of competitor has offices in Atlanta, Georgia, approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, our largest competitors include First Tennessee, SunTrust, Regions, BB&T, Bank of America and Wells Fargo. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank and as having greater personal service, community involvement and ability to make credit and other business decisions quickly and locally.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2011 was comprised as follows:

	Amount	Percentage of Portfolio
	(in thousands, except percentages)
Loans secured by real estate—
Residential 1-4 family	$217,597	37.2%
Commercial	195,062	33.4%
Construction	53,807	9.2%
Multi-family and farmland	31,668	5.4%

	498,134	85.2%
Commercial loans	59,623	10.2%
Consumer installment loans	20,011	3.4%
Leases, net of unearned income	2,920	0.5%
Other	3,809	0.7%

Total loans	$584,497	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $108.3 million and $8.0 million, respectively, in credit as of December 31, 2011. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2011, our contractual obligations to extend credit were comprised as follow:

	Amount	Percentage of Contractual Obligations
	(in thousands, except percentages)
Contractual obligations secured by real estate—
Residential 1-4 family	$60,325	51.9%
Commercial	6,550	5.6%
Construction	2,055	1.8%
Multi-family and farmland	2,691	2.3%

	71,621	61.6%
Commercial loans	33,873	29.1%
Consumer installment loans	7,160	6.2%
Leases, net of unearned income	—	—%
Other	3,663	3.1%

Total contractual obligations	$116,317	100.0%

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

Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans among our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier 1 capital. At December 31, 2011, our legal lending limit was approximately $9.5 million. In addition, we have established a “house” limit of $8.5 million for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

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

As of December 31, 2011, our concentrations were within the thresholds of the CRE guidance.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2011, approximately 85.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized.

We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2011, we had approximately $151.7 million of interest-only loans, which primarily consist of home equity loans (43.9%), construction and land development loans (17.7%), commercial and industrial loans (16.5%) and commercial real estate loans (7.4%). The loans have an average maturity of approximately 24 months or less, with the exception of home equity lines-of-credit which have an average maturity of approximately three and a half years. The interest-only loans are fully underwritten and within our lending policies.

We do not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. We have also chosen to obtain a portion of our deposits from outside our market through brokered deposits. Our brokered deposits represented 23.4% of total deposits as of December 31, 2011. Other sources of funding include advances from the FHLB, subordinated debt and other borrowings. These other sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. During the fourth quarter of 2009 and first quarter of 2010, we enhanced our liquidity by issuing over $255 million in brokered certificates of deposits and placing the excess funds in our interest bearing deposit account at the Federal Reserve Bank of Atlanta. As a result of the Consent Order, discussed below, we may not accept, renew or roll over brokered deposits without prior approval of the FDIC. Accordingly, principal sources of funds are currently limited to non-brokered deposits, other borrowings and our existing cash reserves. At December 31, 2011, our cash balance at the Federal Reserve Bank of Atlanta was approximately $249 million. This excess cash is available to fund our contractual obligations and prudent investment opportunities.

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

Employees

On December 31, 2011, we had 296 full-time employees and 10 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

First Security

Because we own all of the capital stock of FSGBank, we are a bank holding company under the Federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.

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

In accordance with the Agreement, First Security submitted to the Federal Reserve Bank a copy of FSGBank’s capital plan that had previously been submitted to the OCC. The Agreement does not contain specific target capital ratios or specific timelines, but requires that the plan address First Security’s current and future capital requirements, FSGBank’s current and future capital requirements, the adequacy of FSGBank’s capital taking into account its risk profile, and the source and timing of additional funds necessary to fulfill First Security’s and FSGBank’s future capital requirements. Neither the OCC nor the Federal Reserve Bank approved the initial capital plan and FSGBank is not in compliance with the capital requirements contained in the Consent Order. A revised capital and strategic plan, developed by the current management team, was submitted to the OCC and Federal Reserve Bank in March 2012.

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

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located within Tennessee or Georgia, may purchase a bank located outside of Tennessee or Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee or Georgia may purchase a bank located inside Tennessee or Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years, and Tennessee law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because FSGBank has been chartered for more than five years, this restriction would not limit our ability to be acquired.

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

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks, as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

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

Pursuant to the Order, FSGBank was required to appoint a compliance committee to oversee FSGBank’s compliance with the Order. FSGBank’s compliance committee currently consists of the Bank’s independent directors: William F. Grant, III, William C. Hall, Carol H. Jackson, Robert P. Keller, Ralph L. Kendall, Kelly P. Kirkland, and Robert R. Lane.

Under the Order, FSGBank is required to develop and submit to the OCC for review a written strategic plan covering at least a three-year period. The strategic plan is required to, among other things, include objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, and reduction in the volume of nonperforming assets, together with strategies to achieve these objectives. The OCC did not accept our initial written strategic plan submitted during 2010. We have submitted a new five-year strategic plan developed by the current management team that we believe addresses all required items.

Within 120 days from the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. Within 90 days from the effective date of the Order, the Bank was required to develop and submit to the OCC for review a written capital plan covering at least a three-year period. The capital plan shall, among other things, included specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital and contingency plans for alternative sources of capital. The OCC has not accepted our capital plan. As of December 31, 2011, FSGBank’s total risk-based capital ratio was 10.9% and its leverage ratio was 5.6%. We are considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

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

FSGBank was also required to review and revise its program for the Allowance for Loan and Lease Losses (“ALLL”). The Board of Directors is required to review the adequacy of the ALLL quarterly, and any deficiency shall be remedied in the calendar quarter it is discovered. Within 90 days of the effective date of the Order, FSGBank was required to review and revise its existing program to protect the Bank’s interest in criticized assets. Beginning with the effective date of the Order, FSGBank may not extend any credit to, or for the benefit of, any borrower who has a loan that is criticized as “doubtful,” “substandard” or “special mention,” unless FSGBank documents that such extension of credit is in FSGBank’s best interest. We believe we have revised and implemented an ALLL program that complies with all regulatory and accounting guidance.

Within 90 days of the effective date of the Order, FSGBank was required to review and revise the Bank’s existing written concentration management program, and adopt plans to reduce the risk of exposure to any concentration deemed imprudent. Within 60 days of the effective date of the Order, FSGBank was required to review and revise its comprehensive liquidity risk management program, including the preparation of periodic liquidity reports and a contingency funding plan. We believe we have revised and implemented a concentration management program that complies with all regulatory guidance.

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

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2010 and 2011, the Bank was considered “adequately capitalized” for regulatory purposes.

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

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a formal agreement or another formal supervisory sanction. An undercapitalized bank is not only subject to the requirements placed on adequately capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

•	prohibit the acceptance of employee benefit plan deposits;

•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business; and

•	prohibit any material changes in accounting methods.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly undercapitalized institutions.

A “significantly undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%. In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks may, at the discretion of the bank’s primary federal regulator, become subject to the following additional restrictions, which:

•	require the sale of enough securities so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

•	restrict affiliate transactions;

•	restrict interest rates paid on deposits;

•	further restrict growth, including a requirement that the bank reduce its total assets;

•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

•	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

•	require prior approval of capital distributions by holding companies;

•	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer’s average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

A “critically undercapitalized” bank has a ratio of tangible equity to tangible assets that is equal to or less than 2%. In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

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

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and a “scorecard” calculation for large institutions. For institutions assigned to the lowest risk category, the annual assessment rate ranges between 2.5 and 9 cents per $100 of assessment base, defined as total assets less tangible equity. For institutions assigned to higher risk categories, assessment rates range from 9 to 45 cents per $100 of assessment base. These ranges reflect a possible downward adjustment for unsecured debt outstanding and in the case of institutions outside the lowest risk category, possible upward adjustments for brokered deposits.

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

The FDIC retains the flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC has adopted a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. If the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates are subject to adjustments for unsecured debt and brokered deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 0.68 cents to 1.00 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Transaction Account Guarantee Program. Under the Temporary Liquidity Guarantee Program (“TLGP”), the FDIC fully guaranteed funds in non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally scheduled to expire at the end of 2009, but was subsequently extended to December 31, 2010. Pursuant to the Dodd-Frank Act, beginning on the scheduled termination date for the Transaction Account Guarantee Program, or TAGP, and continuing through December 31, 2012, unlimited insurance coverage will be provided for funds held in non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts (IOLTAs). During the TAGP extension period, the FDIC imposed a surcharge between 15 and 25 basis points on the daily average balance in excess of $250,000 held in non-interest bearing transaction accounts. Pursuant to the Dodd-Frank Act, however, institutions are no longer separately assessed for the additional coverage, and the unlimited insurance is included in assessments for the overall insurance program. One distinction from this new insurance and the TAGP, is the exclusion of minimal interest-bearing NOW accounts, which were previously covered under the TAGP. FSGBank did not opt out of the original or extension periods of the Transaction Account Guarantee component of the TLGP, thus providing the maximum available insurance for our customers.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (“ALLL”) represents one of the most significant estimates in our financial statements and regulatory reports. Because of its significance, we have developed a system by which we develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The “Interagency Policy Statement on the Allowance for Loan and Lease Losses” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, we maintain our allowance at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as the estimation for probable incurred credit losses inherent in the remainder of the loan and lease portfolio. The allowance for loan and lease losses, and our methodology for calculating the allowance, are fully described in Note 1 to our consolidated financial statements under “Allowance for Loan and Lease Losses” and in the “Management’s Discussion and Analysis—Statement of Financial Condition—Allowance for Loan and Lease Losses” section.

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

As of December 31, 2011, our CRE concentrations were within the thresholds of the CRE guidance. Specifically, our ratio of total capital to construction, land development and other land loans was 75.3% and our total CRE concentration was 210.6%.

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

Other Regulations. Interest and other charges collected or contracted for by FSGBank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

•

Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•

Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

•

sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareholders and other insiders; and

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

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%. A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and managerial restrictions. A bank, however, that significantly exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized unless it is subject to a regulatory order requiring it to maintain specified capital levels, in which case it is considered adequately capitalized. The Consent Order requires FSGBank to maintain a total capital to risk-weighted assets ratio of greater than 13%.

Total capital consists of two components: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. FSGBank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 capital to risk-weighted assets were 10.9% and 9.7% at December 31, 2011, respectively, compared 12.2% and 10.9%, as of December 31, 2010.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, our leverage ratio was 5.6%, as compared to 7.1% on December 31, 2010. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. The Consent Order requires FSGBank to maintain a leverage ratio in excess of 9%.

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

FSGBank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Effective July 21, 2011, an insured depository institution is prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless (1) the transaction is on market terms and (2) if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of disinterested directors has approved the transaction.

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

Due to First Security’s participation in the CPP, First Security is also subject to additional executive compensation limitations. For example, First Security must:

•	ensure that its senior executive incentive compensation packages do not encourage excessive risk;

•	subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	prohibit any golden parachute payments to senior executive officers; and

•	agree not to deduct more than $500,000 from taxable income for a senior executive officer’s compensation.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We are currently operating under a Consent Order from the OCC and a Written Agreement from the Federal Reserve Bank, which may impact our operations and generally require significant management attention.

While we continue to make progress on compliance with our regulatory agreements, we are currently not in compliance with certain components of the agreements. Our compliance efforts require a significant amount of our management’s time and attention. Continuing non-compliance may result in additional restrictions and/or enforcement actions that may negatively impact our operations. Further risk factors address specific operational regulatory and market risks.

We have incurred operating losses and cannot assure you that we will be profitable in the future.

We incurred a net loss allocated to common stockholders of $25.1 million, or $15.79 per share, for the year ended December 31, 2011, due primarily to credit losses and associated costs, including a significant provision for loan losses. Although we have taken steps to reduce our credit exposure, we likely will continue to have a higher than normal level of non-performing assets and charge-offs into 2012, which would continue to adversely impact our overall financial condition and results of operations.

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

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan losses charged to expenses, that represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan and lease losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements under “Allowance for Loan and Lease Losses”, and in the “Management’s Discussion and Analysis—Statement of Financial Condition—Allowance for Loan and Lease Losses” section. In general, an increase in the allowance for loan and lease losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.

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

We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan and lease losses as part of FSGBank’s credit functions. Our allowance for loan and lease losses increased from 3.30% of total loans at December 31, 2010 to 3.35% at December 31, 2011. We recorded a provision for loan losses during the year ended December 31, 2011 of approximately $10.9 million, which was significantly lower than the $34.7 million and $25.4 million recognized for the years ending December 31, 2010 and 2009, respectively. We charged-off approximately $15.3 million in loans, net of recoveries, during the year ended December 31, 2011, which was significantly lower than in 2010 but higher than in previous periods. We will likely experience additional classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the current downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities. Further, there can be no assurance that our allowance for loan and lease losses at December 31, 2011 will be sufficient to cover future credit losses.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers, and as of December 31, 2011, we had $53.8 million in such loans outstanding, representing 75.3% of FSGBank’s total risk-based capital. These land acquisition and development, and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio are likely to increase during 2012, and these non-performing loans could result in a material level of charge-offs, which would negatively impact our capital and earnings.

If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2011, approximately 85.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

The amount of our OREO may result in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2011, we had a total of $25.1 million of OREO. This level of OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. The costs and expenses to maintain the real estate are proportionate to our level of OREO. Due to the on-going economic downturn, the amount of OREO may continue to remain elevated in the coming months. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

We have had significant turnover in our senior management team and this turnover could negatively impact our future results of operations.

Our success depends substantially on the skill and abilities of our executive officers and senior officers. The loss of key personnel has impacted our operations, and we have added several new senior officers during 2011 and 2012. During 2011, the Chief Executive Officer and the Chief Financial Officer each resigned from the Company, and the Company hired new individuals to serve as Chief Executive Officer, Chief Financial Officer, and Senior Lender. During 2012, the Company moved its Chief Risk Officer into a newly created position of Chief Administrative Officer and hired individuals to serve as Chief Credit Officer, Retail Banking Officer and Director of Wealth Management and Trust. The Company may be unable to retain some other employees based on turnover in the senior management team. While certain members of the management team have previously worked together, we cannot assure you that the collective new team will be successful in executing our strategy and improving our current results of operations.

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

We are subject to risks in the event of certain borrower defaults, which could have an adverse impact on our liquidity position and results of operations.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could adversely affect our liquidity position, results of operations, and financial condition. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. In the event of a breach of any of the representations and warranties related to a loan sold, we could be liable for damages to the investor up to and including a “make whole” demand that involves, at the investor’s option, either reimbursing the investor for actual losses incurred on the loan or repurchasing the loan in full. Our maximum exposure to credit loss in the event of make whole loan repurchase claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. While we have taken steps to enhance our underwriting policies and procedures, these steps might not be effective and might not lessen the risks associated with loans sold in the past. If repurchase demands increase, our liquidity position, results of operations, and financial condition could be adversely affected.

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

The soundness of our financial condition may also affect our competitiveness. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Customers may decide not to do business with us due to our financial condition. In addition, our ability to compete is impacted by the limitations on our activities imposed under the Order and the Agreement. We have faced and continue to face, additional regulatory restrictions that our competitors may not be subject to, including improving the overall risk profile of the Company and restrictions on the amount of interest we can pay on deposit accounts, which could adversely impact our ability to compete and attract and retain customers.

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

Electronic intrusion attempts could result in expenses being incurred.

We maintain many bank records in electronic formats. The data is stored on secure networks with appropriate security measures to protect that data from unauthorized retrieval or usage. Should the data controls be bypassed, additional expenses could be incurred associated with correction of manipulated data, restoration of systems, revising security controls, notification of affected customers, and addressing reputational damage.

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

While the Company has taken, and intends to continue to take, such actions as may be necessary to enable the Bank to comply with the requirements of the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or that efforts to comply with the Order, particularly the limitations on interest rates offered by the Bank, will not have adverse effects on the operations and financial condition of the Company and the Bank.

We are currently deemed not in compliance with certain provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Order will not have a material adverse effect on the operations and financial condition of FSGBank, or that further enforcement actions won’t be imposed on FSGBank.

We are not currently in compliance with the capital requirements contained in our Order and may need to raise capital to comply, but that capital may not be available when it is needed or it could be dilutive to our existing stockholders, which could adversely affect our financial condition and our results of operations.

The Order required the Bank to, within 120 days of the effective date of the Order, achieve and thereafter maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. As of December 31, 2011, the Bank’s total risk-based capital ratio was approximately 10.9% and its leverage ratio was approximately 5.6%. The Company is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

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

On September 7, 2010, First Security entered into an Agreement with the Federal Reserve Bank. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. Pursuant to the Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve Bank. In addition, pursuant to the Agreement, without the prior written consent of regulators, the Company is prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; incurring, increasing or guaranteeing any debt; or redeeming any shares of the Company’s common stock. The Company will also provide quarterly written progress reports to the Federal Reserve Bank. The Company was also required to submit to the Federal Reserve Bank a written plan designed to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.

We are currently deemed not in compliance with several provisions of the Agreement, including the submission of an acceptable capital plan. During March 2012, we submitted a revised five-year strategic and capital plan, developed by the current management team, that we believe addresses the requirements of the Agreement. Any material failure to comply with the provisions of the Agreement could result in further enforcement actions by the Federal Reserve Bank. While the Company intends to take such actions as may be necessary to comply with the requirements of the Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Agreement, or that efforts to comply with the Agreement, particularly the limitations on dividend payments, will not have adverse effects on the operations and financial condition of the Company and the value of our common stock.

Our inability to accept, renew or roll over brokered deposits without the prior approval of the FDIC could adversely affect our liquidity.

As of December 31, 2011, we had approximately $238.4 million in out of market deposits, including brokered certificates of deposit and CDARS®, which represented approximately 23.4% of our total deposits. Because the Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Order. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of December 31, 2011, brokered deposits maturing in the next 24 months totaled $150.8 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. As an adequately capitalized institution, the Bank also may not pay interest on deposits that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the applicable rate could adversely affect our liquidity.

A continuation of the current economic downturn in the housing market and the homebuilding industry and in our markets generally could adversely affect our financial condition, results of operations or cash flows.

Our long-term success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which FSGBank operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. The unpredictable economic conditions we have faced over the last 36 months have had an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Tennessee and Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.

Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and changed economic conditions. As a result, there has been substantial concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2011, our non-performing assets had decreased to $72.4 million, or 6.49% of our total assets, as compared to $79.2 million, or 6.78% as of December 31, 2010. However, the housing and the residential mortgage markets continue to experience a variety of difficulties and changed economic conditions.

The homebuilding and residential mortgage industry has experienced a significant and sustained decline in demand for new homes and a decrease in the absorption of new and existing homes available for sale in various markets. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when or to what extent the housing market will improve, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur. If market conditions continue to deteriorate, our non-performing assets may continue to increase and we may need to take additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

Negative developments in the financial industry, and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2012. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

The FDIC Deposit Insurance assessments that we are required to pay may continue to materially increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessments are required to ensure that FDIC deposit insurance reserve ratio meets or exceeds a specified minimum ratio. Under the Dodd-Frank Act, which was signed into law on July 21, 2010, the FDIC deposit insurance reserve ratio must be increased to at least 1.35% of insured deposits by September 30, 2020. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to at least the minimum, over a five-year period, when the reserve ratio falls below the minimum ratio. In addition, the Dodd-Frank Act grants to the FDIC greater authority to build up excess reserves when the deposit insurance fund has otherwise met its targets.

The recent failures of numerous financial institutions have significantly increased the deposit insurance fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC imposed special assessments on banks during 2009 to address this decline and also required the majority of insured institutions to prepay slightly over three years of estimated insurance assessments. Additional insured institution failures in the next few years could result in a continued decline in the reserve ratio. While institutions such as ours with less than $10 billion in assets will be exempt from increased premiums required specifically to support the increase in the reserve requirement, we may nonetheless be subject to increased premiums generally over future periods.

It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan. If the FDIC does impose additional special assessments, or otherwise further increases assessment rates, our earnings could be further adversely impacted.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, including those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard and (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets.

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

Our common stock is listed on the Nasdaq Global Select Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements. While we intend to maintain our listing on Nasdaq, if we fail to meet the requirements for continued listing or we are unable to cure any events of noncompliance in a timely or effective manner, our common stock could be delisted.

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

Although our common stock is traded on the Nasdaq Global Select Market, the trading volume of our common stock is less than that of other larger financial services companies. For the public trading market for our common stock to have the desired characteristics of depth, liquidity and orderliness requires the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall more than would otherwise be expected if the trading volume of our common stock were commensurate with the trading volumes of the common stock of larger financial services companies.

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

We have elected to defer the dividend payments on our Series A Preferred Stock during 2010 and 2011; as a result, we are unable to pay dividends on our common stock until we pay all dividends in arrears on the Series A Preferred Stock.

On January 9, 2009, we issued senior preferred stock (the “Series A Preferred Stock”) to the Treasury in an aggregate amount of $33 million, along with a warrant to purchase 82,363 shares of common stock (the “Warrant”). On January 27, 2010, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010; our Board of Directors similarly elected on a quarterly basis to defer the three other scheduled dividend payments on our Series A Preferred Stock during 2010, four in 2011 and the first scheduled dividend payment of 2012. We may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred these dividend payments, we are prohibited on paying any future dividends on our common stock until all dividends payable to the Treasury under the CPP have been paid in full.

Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay future cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal sources of funds to pay dividends are cash dividends and management fees that we receive from FSGBank, and the Order and the Agreement preclude the payment of dividends by FSGBank without prior regulatory consent.

The Series A Preferred Stock issued to the Treasury impacts net income available to our common stockholders and our earnings per share.

As long as shares of our Series A Preferred Stock issued under the CPP are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A Preferred Stock have been paid in full. Any dividends declared on shares of our Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share. Additionally, issuance of the Warrant, in conjunction with the issuance of the Series A Preferred Stock, may be dilutive to our earnings per share. The shares of First Security’s Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up.

We can provide no assurances as to when the Series A Preferred Stock can be redeemed and the Warrant can be repurchased.

Subject to consultation with our banking regulators, we intend to repurchase the Series A Preferred Stock and the Warrant issued to the Treasury when we believe the credit metrics in our loan portfolio have improved for the long-term and the overall economy has rebounded. However, there can be no assurance when the Series A Preferred Stock and the Warrant can be repurchased, if at all. Until such time as the Series A Preferred Stock and the Warrant are repurchased, we will remain subject to the terms and conditions of those instruments. Further, our continued participation in the CPP subjects us to increased regulatory and legislative oversight, including with respect to executive compensation. These oversight and legal requirements under the CPP, as well as any other requirement that the Treasury could adopt in the future, may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants such as ourselves.

Holders of the Series A Preferred Stock have limited voting rights.

Except in connection with the election of two directors to our Board of Directors and as otherwise required by law, holders of the Series A Preferred Stock have limited voting rights. In addition to any other vote or consent of stockholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A Preferred Stock; (2) any amendment to the rights of the Series A Preferred Stock that adversely affects the rights, preferences, privileges or voting power of the Series A Preferred Stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding or are converted into or exchanged for preference securities of the surviving entity other than us and have such rights, preferences, privileges and voting power as are not materially less favorable than those of the holders of the Series A Preferred Stock.

Item 1B.	Unresolved Staff Comments

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

Item 2.	Properties

During 2011, we conducted our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch

1237 North Glenwood Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch

761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch

1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch

4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch

835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch

4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch

820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch

1409 Cowart Street Chattanooga, Hamilton County, Tennessee	October 22, 2001	Building Owned Land Leased	1,000	Branch

9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch

2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch

2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch

715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch

35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch

167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch

705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch

215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch

155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch

307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch

1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing

1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch

307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch

340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch

376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch

301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch

3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch

531 Broad Street Chattanooga, Hamilton County, Tennessee	December 11, 2006	Owned	39,700	Branch & Headquarters

614 West Main Street Algood, Putnam County, Tennessee	April 10, 2007	Owned	1,936	Branch

52 Mouse Creek Road Cleveland, Bradley County, Tennessee	May 14, 2007	Owned	1,256	Branch

5188 Highway 153 Knoxville, Knox County, Tennessee	May 22, 2009	Owned	4,194	Branch

As of December 31, 2011, we owned one additional plot of land. The vacant lot is located at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). The lot is currently available for sale and is included in our other real estate owned portfolio. We originally purchased this site for bank purposes.

Subsequent to June 30, 2011, we closed two offices in Jackson County, two in Monroe County, and one in Loudon County. Since we own these branches, they are included in our other real estate owned portfolio and are currently available for sale.

Additionally, we closed a leased branch location in Union County, Tennessee on October 31, 2011.

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

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since August 10, 2005, our common stock has been traded on the Nasdaq Global Select Market under the symbol FSGI. On March 29, 2012, there were 635 registered holders of record of our common stock. The high and low prices per share were as follows:

Quarter	High	Low	Dividend
2011
4th Quarter	$3.34	$1.13	$—
3rd Quarter	5.70	1.81	—
2nd Quarter	9.10	4.61	—
1st Quarter	13.00	8.10	—
2010
4th Quarter	$16.90	$5.50	$—
3rd Quarter	20.60	10.00	—
2nd Quarter	34.30	19.00	—
1st Quarter	26.30	20.70	—

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

The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. On January 27, 2010, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. Over the balance of 2010 and 2011, the Board of Directors elected on a quarterly basis to continue to defer the dividend payments for the Series A Preferred Stock. In light of this action, we make no assurance that we will pay any dividends in the future. We may not pay dividends on our common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred the dividend payments scheduled for payment in 2010 and 2011, we are prohibited on paying any future dividends on our common stock until all dividends payable to the Treasury under the CPP have been paid in full.

On July 23, 2008, our Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12.7 million from First Security Group, Inc. to First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (the “401(k) and ESOP Plan”). The purpose of the loan is to purchase Company shares in open market transactions. The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan. As of December 31, 2011, the plan held 30,725 unallocated shares at a weighted average price of $106.69. The purchase program concluded on December 31, 2009.

As previously disclosed, on December 28, 2011, First Security awarded its CEO, Michael Kramer, 35,000 shares of First Security’s common stock as part of the company’s inducement for Mr. Kramer to join First Security. The shares are subject to a restricted stock agreement limiting the vesting and transferability of the shares in accordance with the TARP executive compensation requirements. In issuing the securities, First Security relied on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

Our selected financial data is presented below as of and for the years ended December 31, 2007 through 2011. The selected financial data presented below as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 47. The selected financial data as of December 31, 2009, 2008 and 2007 and for the two years ended December 31, 2008 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. All per share data and the number of shares outstanding has been retroactively adjusted for the one-for-ten reverse stock split effected on September 19, 2011. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” following the tables.

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts and full-time equivalent employees)
Earnings:
Net interest income	$27,779	$34,681	$42,209	$45,227	$48,922
Provision for loan and lease losses	$10,920	$33,589	$25,380	$15,729	$2,115
Non-interest income	$8,650	$9,503	$10,335	$11,682	$11,300
Non-interest expense	$48,178	$45,258	$68,871	$40,406	$41,481
Dividends and accretion on preferred stock	$2,053	$2,029	$1,954	$—	$—
Net (loss) income available to common stockholders	$(25,114)	$(46,371)	$(35,409)	$1,361	$11,356

Earnings—Normalized
Non-interest expense, excluding goodwill impairment	$48,178	$45,258	$41,715	$40,406	$41,481
Net (loss) income available to common stockholders, excluding goodwill impairment	$(25,114)	$(46,371)	$(10,647)	$1,361	$11,356

Per Share Data:
Net (loss) income, basic	$(15.79)	$(29.46)	$(22.77)	$0.85	$6.70
Net (loss) income, diluted	$(15.79)	$(29.46)	$(22.77)	$0.85	$6.60
Cash dividends declared on common shares	$—	$—	$0.80	$2.00	$2.00
Book value per common share	$21.44	$37.55	$66.90	$87.80	$88.00
Tangible book value per common share	$20.86	$36.70	$65.70	$69.80	$69.90

Per Share Data—Normalized:
Net (loss) income, excluding goodwill impairment, basic	$(15.79)	$(29.46)	$(6.80)	$0.85	$6.70
Net (loss) income excluding goodwill impairment, diluted	$(15.79)	$(29.46)	$(6.80)	$0.85	$6.60

Performance Ratios:
Return on average assets[1]	-2.25%	-3.55%	-2.81%	0.11%	0.97%
Return on average common equity[1]	-47.76%	-46.81%	-25.92%	0.92%	7.75%
Return on average tangible assets[1]	-2.25%	-3.55%	-2.86%	0.11%	1.00%
Return on average tangible common equity[1]	-48.91%	-47.62%	-31.00%	1.15%	9.81%
Net interest margin, taxable equivalent	2.77%	2.92%	3.75%	4.07%	4.79%
Efficiency ratio	132.25%	102.38%	131.03%	70.96%	68.81%
Non-interest income to net interest income and non-interest income	23.74%	21.51%	19.67%	20.53%	18.76%

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts and full-time equivalent employees)
Performance Ratios—Normalized:
Return on average assets, excluding goodwill impairment[1]	-2.25%	-3.55%	-0.85%	0.11%	0.97%
Return on average common equity, excluding goodwill impairment[1]	-47.76%	-46.81%	-7.79%	0.92%	7.75%
Return on average tangible assets, excluding goodwill impairment[1]	-2.25%	-3.55%	-0.86%	0.11%	1.00%
Return on average tangible common equity, excluding goodwill impairment[1]	-48.91%	-47.62%	-9.32%	1.15%	9.81%

Capital & Liquidity:
Total equity to total assets	6.12%	7.99%	10.43%	11.30%	12.19%
Tangible equity to tangible assets	6.04%	7.88%	10.30%	9.20%	9.93%
Tangible common equity to tangible assets	3.15%	5.16%	7.98%	9.20%	9.93%
Tier 1 risk-based capital ratio	9.70%	11.20%	12.68%	9.85%	10.76%
Total risk-based capital ratio	10.96%	12.47%	13.94%	11.10%	11.81%
Tier 1 leverage ratio	5.69%	7.27%	10.59%	8.74%	9.74%
Dividend payout ratio	nm	nm	nm	239.02%	30.06%
Total loans to total deposits	57.34%	69.33%	80.50%	93.99%	105.59%

Asset Quality:
Net charge-offs	$15,320	$36,081	$16,273	$9,300	$1,129
Net loans charged-off to average loans	2.36%	4.27%	1.66%	0.93%	0.12%
Non-accrual loans	$46,907	$54,082	$45,454	$18,453	$3,372
Other real estate owned	$25,141	$24,399	$15,312	$7,145	$2,452
Repossessed assets	$302	$763	$3,881	$1,680	$1,834
Non-performing assets (NPA)	$72,350	$79,244	$64,647	$27,278	$7,658
NPA to total assets	6.49%	6.78%	4.78%	2.14%	0.63%
Loans 90 days past due	$2,822	$4,838	$4,524	$2,706	$2,289
NPA + loans 90 days past due to total assets	6.74%	7.20%	5.11%	2.35%	0.82%
Non-performing loans (NPL)	$49,729	$58,920	$49,978	$21,159	$5,661
NPL to total loans	8.51%	8.10%	5.25%	2.09%	0.59%
Allowance for loan and lease losses to total loans	3.35%	3.30%	2.78%	1.72%	1.15%
Allowance for loan and lease losses to NPL	39.41%	40.73%	53.01%	82.16%	193.53%

Period End Balances:
Loans	$584,497	$727,091	$952,018	$1,011,584	$953,105
Allowance for loan and lease losses	$19,600	$24,000	$26,492	$17,385	$10,956
Intangible assets	$982	$1,461	$1,918	$29,560	$30,356
Assets	$1,114,901	$1,168,548	$1,353,399	$1,276,227	$1,211,955
Deposits	$1,019,422	$1,048,723	$1,182,673	$1,076,286	$902,629
Common stockholders’ equity	$36,111	$61,657	$109,825	$144,244	$147,693
Total stockholders’ equity	$68,232	$93,374	$141,164	$144,244	$147,693
Common stock market capitalization	$3,958	$14,776	$39,075	$75,860	$150,640
Full-time equivalent employees	303	311	347	361	371
Common shares outstanding	1,684	1,642	1,642	1,642	1,678

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts and full-time equivalent employees)

Average Balances:
Loans	$647,920	$845,945	$977,758	$997,371	$904,490
Intangible assets	$1,239	$1,691	$22,382	$29,948	$30,838
Earning assets	$1,028,654	$1,213,145	$1,150,337	$1,132,962	$1,041,078
Assets	$1,118,649	$1,306,831	$1,258,662	$1,258,469	$1,165,948
Deposits	$1,007,930	$1,147,724	$1,057,090	$956,994	$924,587
Common stockholders’ equity	$52,584	$99,067	$136,598	$148,655	$146,582
Total stockholders’ equity	$84,486	$130,579	$166,803	$148,655	$146,582
Common shares outstanding, basic—wtd	1,591	1,574	1,555	1,603	1,696
Common shares outstanding, diluted—wtd	1,591	1,574	1,555	1,615	1,730

[1]	Performance ratios are calculated using net (loss) income available to common shareholders, excluding the goodwill impairment.

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

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Return on average assets	-2.25%	-3.55%	-2.81%	0.11%	0.97%
Effect of intangible assets	—	—	-0.05%	—	0.03%

Return on average tangible assets	-2.25%	-3.55%	-2.86%	0.11%	1.00%

Return on average assets	-2.25%	-3.55%	-2.81%	0.11%	0.97%
Effect of goodwill impairment	—	—	1.96%	—	—

Return on average assets, excluding goodwill impairment	-2.25%	-3.55%	-0.85%	0.11%	0.97%
Effect of average intangible assets	—	—	-0.01%	—	0.03%

Return on average tangible assets, excluding goodwill impairment	-2.25%	-3.55%	-0.86%	0.11%	1.00%

Return on average common equity	-47.76%	-46.81%	-25.92%	0.92%	7.75%
Effect of goodwill impairment	—	—	18.13%	—	—

Return on average common equity, excluding goodwill impairment	-47.76%	-46.81%	-7.79%	0.92%	7.75%
Effect on average intangible assets	-1.15%	-0.81%	-1.53%	0.23%	2.06%

Return on average tangible common equity, excluding goodwill impairment	-48.91%	-47.62%	-9.32%	1.15%	9.81%

Total equity to total assets	6.12%	7.99%	10.43%	11.30%	12.19%
Effect of intangible assets	-0.08%	-0.11%	-0.13%	-2.10%	-2.26%

Tangible equity to tangible assets	6.04%	7.88%	10.30%	9.20%	9.93%

Effect of preferred stock	-2.89%	-2.72%	-2.32%	—	—

Tangible common equity to tangible assets	3.15%	5.16%	7.98%	9.20%	9.93%

Non-interest expense	$48,178	$45,258	$68,871	$40,382	$41,441
Effect of goodwill impairment	—	—	(27,156)	—	—

Non-interest expense, excluding goodwill impairment	$48,178	$45,258	$41,715	$40,382	$41,441

Net (loss) income available to common stockholders	$(25,114)	$(46,371)	$(35,409)	$1,361	$11,356
Effect of goodwill impairment, net of $2,394 tax effect	—	—	24,762	—	—

Net (loss) income available to common stockholders, excluding goodwill impairment	$(25,114)	$(46,371)	$(10,647)	$1,361	$11,356

Total stockholders’ equity	$68,232	$93,374	$141,164	$144,244	$147,693
Effect of preferred stock	(32,121)	(31,717)	(31,339)	—	—

Common stockholders’ equity	$36,111	$61,657	$109,825	$144,244	$147,693

Average assets	$1,118,646	$1,306,831	$1,258,662	$1,258,469	$1,165,948
Effect of average intangible assets	(1,239)	(1,691)	(22,382)	(29,948)	(30,838)

Average tangible assets	$1,117,407	$1,305,140	$1,236,280	$1,228,521	$1,135,110

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Average total stockholders’ equity	$84,486	$130,579	$166,803	$148,655	$146,582
Effect of average preferred stock	(31,902)	(31,512)	(30,205)	—	—

Average common stockholders’ equity	52,584	99,067	136,598	148,655	146,582

Effect of average intangible assets	(1,239)	(1,691)	(22,382)	(29,948)	(30,838)

Average tangible common stockholders’ equity	$51,345	$97,376	$114,216	$118,707	$115,744

Per Share Data
Book value per common share	$21.54	$37.55	$66.90	$87.80	$88.00
Effect of intangible assets	(0.58)	(0.85)	(1.20)	(18.00)	(18.10)

Tangible book value per common share	$20.86	$36.70	$65.70	$69.80	$69.90

Net (loss) income, basic	$(15.79)	$(29.46)	$(22.77)	$0.85	$6.70
Effect of goodwill impairment, net of tax	—	—	15.97	—	—

Net (loss) income, excluding goodwill impairment, basic	$(15.79)	$(29.46)	$(6.80)	$0.85	$6.70

Net (loss) income, diluted	$(15.79)	$(29.46)	$(22.77)	$0.85	$6.60
Effect of goodwill impairment, net of tax	—	—	15.97	—	—

Net (loss) income, excluding goodwill impairment, diluted	$(15.79)	$(29.46)	$(6.80)	$0.85	$6.60

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Year Ended December 31, 2011

The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2011 and 2010, and results of operations for the three years ended December 31, 2011 as reflected in the audited financial statements.

Strategic Initiatives for 2011

During 2011, we continued to execute certain strategic initiatives that began during 2009 and 2010. Additionally, we consolidated six branches while launching deposit and lending campaigns, as discussed in further detail below. We believe our strategic initiatives are positioning us appropriately for both short-term stability and long-term success. Executed initiatives include centralizing loan underwriting and approval, deepening senior management, improving our liquidity position and outsourcing the marketing and sales function for most of our foreclosed properties.

Strategic Initiative—Strengthening Management—Currently, we have completed the restructuring of our executive and senior management team. Michael Kramer was appointed as CEO and President in December 2011. This was followed by the appointment of three executive vice presidents in February 2012; Chief Credit Officer, Retail Banking Officer and Director of FSGBank’s Wealth Management and Trust Department. Additionally, a Chief Lending Officer joined the Bank in August 2011. We also promoted two tenured managers to the roles of Chief Administrative Officer in February 2012 and Chief Financial Officer in February 2011.

Strategic Initiative—Strengthening Board of Directors—During 2011, three additional directors were appointed to the Board. During 2012, two additional directors have been appointed with two additional candidates pending regulatory non-objection. We anticipate the completion of a restructured Board of Directors by mid-year 2012.

Strategic Initiative—Strengthening Capital—Management is pursuing various options to restore its capital to a satisfactory level, including, but not limited to, a private stock placement. Since December 2011, management has been in preliminary discussions with multiple potential investors. While no letters of intent or binding commitments have been executed, in management’s opinion, the reaction of potential investors has generally been positive and has led to continuing discussions.

Strategic Initiative—Improving Asset Quality— Management is evaluating various options to reduce the level of nonperforming assets, including, but not limited to, select asset divestitures of nonperforming assets. Additionally, management has implemented an incentive plan for the Special Assets department that rewards both reductions in nonperforming assets and achieving historical realization rates. We expect this to produces higher volumes of nonperforming asset resolutions during 2012 as compared to 2011, which, when combined with the expectation of lower inflows into nonperforming loans, should reduce the overall level of nonperforming assets.

Strategic Initiative—Triumph Investment Managers—As announced on May 4, 2011, we engaged Triumph Investment Managers, LLC (Triumph) to provide strategic advisory services and subsequently appointed Mr. Robert P. Keller, a managing director of Triumph, to our Board of Directors. The mutual goal of this engagement is to create and restore shareholder value through the realignment of the organizational structure and the installation of a philosophy that provides for greater accountability. Triumph and management will evaluate, monitor, and, as appropriate, refine, these existing initiatives, while also considering others.

Strategic Initiative—Branch Consolidation—During the third quarter of 2011, six branch locations were selected for consolidation. Five of those offices were consolidated on October 31, 2011 and the remaining branch was consolidated on December 30, 2011. The cost savings are estimated to be $1 million per year.

Strategic Initiative—Deposit and Lending Campaigns—During June 2011 and continuing into the third quarter, we launched two consecutive five-week deposit campaigns aimed to increase our customer base and core deposits. These campaigns generated strong response throughout our branch network and resulted in nearly $55 million of new deposits. We may run additional deposit campaigns in 2012. During September 2011 and continuing into the fourth quarter, we launched several lending campaigns that we believe will stabilize our loan portfolio and position us for loan growth for 2012.

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

Reverse Stock Split and NASDAQ Bid Price Compliance

On September 19, 2011 (the “Effective Date”), we completed a one-for-ten reverse stock split of our common stock. In connection with the reverse stock split, every ten shares of issued and outstanding First Security common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. Other than the number of authorized shares of common stock disclosed in the Consolidated Balance Sheets, all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional information related to the reverse stock split, see Notes 2 and 16 to our consolidated financial statements.

On October 3, 2011, NASDAQ notified us that we had regained compliance with the Bid Price Rule after our closing bid price was in excess of $1.00 for 10 consecutive business days.

Regulatory Matters

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

We are currently deemed not in compliance with some provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve Bank. We can provide no assurances that we will be able to comply fully with the Agreement, that efforts to comply with the Agreement will not have a material adverse effect on the operations and financial condition of First Security, or that further enforcement actions won’t be imposed on First Security.

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

We are currently deemed not in compliance with certain provisions of the Order, including the capital requirements. The Order required FSGBank to maintain certain capital ratios within 120 days of it execution. The December 31, 2011 Call Report was the sixth public financial statement related to a period subsequent to the 120 day requirement. As of December 31, 2011, the Bank’s total capital to risk-weighted assets was 10.9% and the Tier 1 capital to adjusted total assets was 5.6%. The Bank has notified the OCC of the non-compliance. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Order will not have a material adverse effect on the operations and financial condition of FSGBank, or that further enforcement actions won’t be imposed on FSGBank.

Prior to and following the OCC’s regularly scheduled exam in the fall of 2009, we developed and began implementing a number of strategic initiatives designed to improve both the operations and the financial performance of First Security. A primary change involved the centralization of key functions, including all aspects of credit administration. During 2011 and the first quarter of 2012, the management team underwent significant turnover and change. The Chief Executive Officer, Chief Financial Officer and Chief Credit Officer all resigned during the first two quarters of 2011. The Board of Directors appointed Michael Kramer as CEO and President in December 2011 and he subsequently hired a Chief Credit Officer and two additional senior management positions during the first quarter of 2012. With the changes in management, we began the process of developing a new strategic and capital plan to serve as the framework for the Company. This plan was submitted during the first quarter of 2012. We believe the successful execution of this strategic and capital plan will result in full compliance with the Order and Agreement and position us for long-term growth and a return to profitability.

Overview

Market Conditions

Most indicators point toward the overall U.S. economy continuing to improve during 2012. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.

Announced in 2010, Amazon.com opened two distribution centers in our markets in 2011. The $139 million investments created more than 2,000 full-time jobs in Hamilton and Bradley counties along with more than 2,000 seasonal jobs. Amazon is currently in the process of expanding its Chattanooga facility and anticipates the expansion will translates to additional hiring, with a peak of 5,000 positions in 2012.

Announced in 2008, the $1 billion Volkswagen automotive production facility has produced more than 50,000 2012 Passats since beginning production on May 24, 2011. As of February 16, 2012, Volkswagen employed approximately 2,500 direct hires, and has announced that an additional 200 jobs will be added. Volkswagen estimates an additional 9,500 supplier-related jobs have been or will be added to the region. Volkswagen is also reported to be considering Chattanooga for an expansion to include production of Audi vehicles.

Also announced in 2008, Wacker Chemical is building a $1.8 billion polysilicon production plant for the solar power industry near Cleveland, Tennessee. The plant is expected to create an additional 600 direct jobs for our market area. We believe the positive economic impact on Chattanooga and the surrounding region from Volkswagen and other recently announced large economic investments will be significant and it may stabilize and possibly increase real estate values and enhance economic activity within our market area.

While the national economy continues to struggle to recover from the recession, with higher unemployment across the country, our larger market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 7.3% and 6.4%, respectively, as of December 2011, than the Tennessee rate of 8.1%. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint, with the carpet industry in the Dalton area experiencing layoffs of approximately 600 jobs in the latter half of 2011 and early 2012. The unemployment rate in the Dalton MSA is 12.1% (as of December 2011) compared to the Georgia rate of 9.4%. All three MSAs have experienced a decrease in the number of unemployed workers since December 2010, with declines of 11.3% in Chattanooga and 14.7% in both Knoxville and Dalton since the peak in June 2009. We believe these positive employment trends will continue into 2012.

Our market area has also benefited from a relatively stable housing environment. According to the National Association of REALTORS, the median sales prices of existing single-family homes declined only modestly in 2011, with the Chattanooga MSA declining 2.3% and the Knoxville MSA down 1.9% year-over-year. The decline in the median sales price from 2009 to 2011 was 1.0% for the Chattanooga MSA and 0.3% for the Knoxville MSA compared to 3.4% decrease for the nation and a 3.7% decline for the census region identified as the South as of December 31, 2011. The National Association of REALTORS forecasts median home prices as increasing modestly in 2012 and 2013 for both new and existing homes.

CPP Investment

On January 9, 2009, as part of the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) of the United States Department of Treasury (“Treasury”), we agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock (Preferred Shares), Series A, having a liquidation preference of $1,000 per share and (2) a ten-year warrant to purchase up to 82,363 shares of our common stock, $0.01 par value, at an exercise price of $60.10 per share, for an aggregate purchase price of $33 million in cash. The Preferred Shares qualify as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

As previously reported, William F. Grant, III and Robert R. Lane were elected to the First Security Group, Inc. (“First Security”) Board of Directors, in 2012. Both were elected to the Board of Directors of First Security pursuant to the terms of First Security’s outstanding Series A Preferred Stock. Under the terms of the Series A Preferred Stock, Treasury has the right to appoint up to two directors to First Security’s Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of nine quarterly dividend periods. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends for all past dividend periods have been paid. Members of the Board of Directors elected by Treasury have the same fiduciary duties and obligations to all of the shareholders of First Security as any other member of the Board of Directors.

While Treasury’s contractual rights do not address service on First Security’s subsidiary FSGBank’s Board of Directors, First Security has reviewed the qualifications of Mr. Lane and Mr. Grant and believes their respective appointments to the FSGBank Board of Directors is in the best interests of First Security and its stockholders.

Financial Results

As of December 31, 2011, we had total consolidated assets of $1.1 billion, total loans of $584.5 million, total deposits of $1.0 billion and stockholders’ equity of $68.2 million. In 2011, our net loss allocated to common stockholders was $25.1 million, resulting in a net loss of $15.79 per share (basic and diluted). During 2011, we recognized $10.9 million in provision for loan and lease losses.

As of December 31, 2010, we had total consolidated assets of $1.2 billion, total loans of $727.1 million, total deposits of $1.0 billion and stockholders’ equity of $93.4 million. In 2010, our net loss allocated to common stockholders was $46.4 million, resulting in a net loss of $29.46 per share (basic and diluted). During 2010, we recognized $33.6 million in provision for loan and lease losses as well as a deferred tax asset valuation allowance of $24.6 million. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.

As of December 31, 2009, we had total consolidated assets of $1.4 billion, total loans of $952.0 million, total deposits of $1.2 billion and stockholders’ equity of $141.2 million. In 2009, our net loss allocated to common stockholders was $35.4 million, resulting in net loss of $22.77 per share (basic and diluted). During 2009, we recognized a goodwill impairment of $27.2 million, or $24.8 million after-tax. Excluding the goodwill impairment, our net loss allocated to common stockholders was $10.6 million, or $6.80 per share (basic and diluted). The goodwill impairment represents a one-time, non-cash accounting adjustment and had no impact on cash flows, liquidity, tangible capital or our ability to conduct business.

Net interest income for 2011 declined by $6.9 million compared to 2010 primarily as a result of the reduction in the loan portfolio as well as the negative spread created by the issuance of brokered deposits in 2010 and the associated increase in interest bearing cash. The provision for loan and lease losses decreased $22.7 million as a result of the decreased level of charge-offs. Noninterest income declined by $853 thousand primarily a result of lower deposit fees. Noninterest expense increased by $2.9 million. The increase was largely due to increases in write-downs and holding costs on OREO and repossessions, professional fees, and data processing expenses, partially offset by reductions in salary and benefit expense and FDIC insurance expense. Full-time equivalent employees were 303 at December 31, 2011, compared to 311 at December 31, 2010.

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

Our efficiency ratio, excluding the goodwill impairment, increased to 132.3% in 2011 versus 102.4% in 2010 and 79.3% in 2009. The efficiency ratio for 2011 increased as a result of the combined $7.8 million decline in net interest income and noninterest income and the $2.9 million increase in noninterest expense. The stabilization and improvement of our efficiency ratio to more historical levels is dependent on our ability to stabilize the loan portfolio and reduce expenses associated with nonperforming assets.

Net interest margin in 2011 was 2.77%, or 15 basis points lower, compared to the prior period of 2.92%. The net interest margin of our peer group (as reported on the December 31, 2011 Uniform Bank Performance Report) was 3.81% and 3.69% for 2011 and 2010, respectively. During the fourth quarter of 2009 and first quarter of 2010, we issued over $255 million in brokered deposits to build excess cash reserves to reduce liquidity risk resulting from deteriorating asset quality and the Consent Order. Average other earning assets increased to $219.3 million in 2011 from $217.4 million in 2010 and $30.6 million in 2009. The impact of the excess liquidity is estimated to have reduced our net interest margin by approximately 100 basis points. We anticipate that our margin will improve during 2012 as brokered deposits mature and the excess liquidity declines. Our expectations are dependent on our ability to raise core deposits, our loan and deposit pricing, and any possible actions by the Federal Reserve Board to the target federal funds rate.

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

Results of Operations

We reported a net loss allocated to common stockholders for 2011 of $25.1 million versus $46.4 million for 2010 and $35.4 million for 2009. In 2011, the net loss per share was $15.79 (basic and diluted) on approximately 1.6 million weighted average shares outstanding. In 2010, the net loss per share was $29.46 (basic and diluted) on approximately 1.6 million weighted average shares outstanding. Excluding the goodwill impairment of $24.8 million after-tax, or $27.2 million before-tax, our 2009 net loss was $10.6 million, or $6.80 per share (basic and diluted). As above, these figures reflect the effect of the one-for-ten reverse stock split.

The net loss allocated to common shareholders in 2011 was below the 2010 level predominately as a result of lower provision expense and interest expense. As of December 31, 2011, we had 30 banking offices, including the headquarters and 303 full time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2011	Change From Prior Year	Percent Change	2010	Change From Prior Year	Percent Change	2009	Change From Prior Year	Percent Change
	(in thousands, except percentages)
Interest income	$42,784	$(12,132)	(22.1)%	$54,916	$(9,091)	(14.2)%	$64,007	$(12,081)	(15.9)%
Interest expense	15,005	(5,230)	(25.8)%	20,235	(1,563)	(7.2)%	21,798	(9,063)	(29.4)%

Net interest income	27,779	(6,902)	(19.9)%	34,681	(7,528)	(17.8)%	42,209	(3,018)	(6.7)%
Provision for loan and lease losses	10,920	(22,669)	(67.5)%	33,589	8,209	32.3%	25,380	9,651	61.4%

Net interest income after provision for loan and lease losses	16,859	15,767	1443.9%	1,092	(15,737)	(93.6)%	16,829	(12,669)	(43.0)%
Noninterest income	8,650	(853)	(9.0)%	9,503	(832)	(8.1)%	10,335	(1,347)	(11.5)%
Noninterest expense	48,178	2,920	6.5%	45,258	(23,613)	(34.3)%	68,871	28,465	70.5%

Net loss before income taxes	(22,669)	11,994	(34.6)%	(34,663)	7,044	(16.9)%	(41,707)	(42,481)	(5,488.5)%
Income tax provision (benefit)	392	(9,287)	(95.9)%	9,679	17,931	217.3%	(8,252)	(7,665)	1,305.8%

Net loss	(23,061)	21,281	(48.0)%	(44,342)	(10,887)	(32.5)%	(33,455)	(34,816)	(2,558.1)%
Preferred stock dividends and discount accretion	2,053	24	1.2%	2,029	75	3.8%	1,954	1,954	100.0%

Net loss allocated to common stockholders	$(25,114)	$21,257	(45.8)%	$(46,371)	$(10,962)	(31.0)%	$(35,409)	$(36,770)	(2,701.7)%

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2011, net interest income was $27.8 million, or 19.9% less than the 2010 level of $34.7 million, which was 17.8% less than the 2009 level of $42.2 million.

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

The following table summarizes net interest income on a fully tax-equivalent basis and average yields and rates paid for the years ended December 31, 2011, 2010 and 2009.

Average Consolidated Balance Sheets and Net Interest Analysis

Fully Tax-Equivalent Basis

	For the Years Ended,
	2011			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
	(fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income[1,2]	$647,920	$37,521	5.79%	$845,945	$49,127	5.81%	$977,758	$57,784	5.91%
Debt securities—taxable	127,399	3,488	2.74%	111,526	3,919	3.51%	98,797	4,613	4.67%
Debt securities—non-taxable [2]	34,049	1,953	5.74%	38,232	2,156	5.64%	43,134	2,457	5.70%
Federal funds sold and other earning assets	219,286	543	0.25%	217,442	517	0.24%	30,648	72	0.23%

Total earning assets	1,028,654	43,505	4.23%	1,213,145	55,719	4.59%	1,150,337	64,926	5.64%

Allowance for loan losses	(23,311)			(26,698)			(20,582)
Intangible assets	1,239			1,691			22,382
Cash & due from banks	9,924			8,117			15,292
Premises & equipment	30,174			32,362			33,753
Other assets	71,966			78,214			57,480

Total assets	$1,118,646			$1,306,831			$1,258,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$60,733	$158	0.26%	$65,809	$186	0.28%	$61,501	$190	0.31%
Money market accounts	114,529	990	0.86%	133,298	1,315	0.99%	126,219	1,567	1.24%
Savings deposits	38,807	92	0.24%	38,582	102	0.26%	35,986	101	0.28%
Time deposits less than $100 thousand	207,570	2,940	1.42%	228,907	4,673	2.04%	244,912	7,183	2.93%
Time deposits > $100 thousand	153,803	2,517	1.64%	184,432	4,049	2.20%	203,052	6,265	3.09%
Brokered CDs and CDARS®	275,279	7,864	2.86%	335,416	9,372	2.79%	157,717	5,317	3.37%
Brokered money markets and NOWs	—	—	—%	6,561	57	0.87%	77,683	653	0.84%
Federal funds purchased	—	—	—%	—	—	—%	335	4	1.19%
Repurchase agreements	15,170	439	2.89%	18,435	475	2.58%	20,828	498	2.39%
Other borrowings	67	5	7.46%	85	6	7.06%	1,723	20	1.16%

Total interest bearing liabilities	865,958	15,005	1.73%	1,011,525	20,235	2.00%	929,956	21,798	2.34%

Net interest spread		$28,500	2.50%		$35,484	2.59%		$43,128	3.30%

Noninterest bearing demand deposits	157,209			154,719			150,020
Accrued expenses and other liabilities	10,993			10,018			11,883
Stockholders’ equity	80,478			124,825			160,375
Accumulated other comprehensive gain (loss)	4,008			5,744			6,428

Total liabilities and stockholders’ equity	$1,118,646			$1,306,831			$1,258,662

Impact of noninterest bearing sources and other changes in balance sheet composition			0.27%			0.33%			0.45%

Net interest margin			2.77%			2.92%			3.75%

[1]	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

[2]

Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $721 thousand, $803 thousand and $919 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Change in Interest Income and Expense on a Tax Equivalent Basis

	2011 compared to 2010 increase (decrease) in interest income and expense due to changes in:			2010 compared to 2009 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Loans, net of unearned income	$(11,500)	$(106)	$(11,606)	$(7,927)	$(730)	$(8,657)
Debt Securities—taxable	558	(989)	(431)	580	(1,274)	(694)
Debt Securities—non-taxable	(236)	33	(203)	(285)	(16)	(301)
Federal funds sold and other earning assets	4	22	26	437	8	445

Total earning assets	(11,174)	(1,040)	(12,214)	(7,195)	(2,012)	(9,207)

Interest bearing liabilities:
NOW accounts	(14)	(14)	(28)	13	(17)	(4)
Money market accounts	(185)	(141)	(326)	83	(335)	(252)
Savings deposits	1	(11)	(10)	7	(6)	1
Time deposits less than $100 thousand	(436)	(1,297)	(1,733)	(488)	(2,022)	(2,510)
Time deposits > $100	(672)	(860)	(1,532)	(590)	(1,626)	(2,216)
Brokered CDs and CDARS®	(1,680)	172	(1,508)	5,960	(1,905)	4,055
Brokered money market accounts	(57)	—	(57)	(598)	2	(596)
Federal funds purchased	—	—	—	(4)	—	(4)
Repurchase agreements	(84)	49	(35)	(58)	35	(23)
Other borrowings	(1)	—	(1)	(19)	5	(14)

Total interest bearing liabilities	(3,128)	(2,102)	(5,230)	4,306	(5,869)	(1,563)

Increase (decrease) in net interest income	$(8,046)	$1,062	$(6,984)	$(11,501)	$3,857	$(7,644)

Net Interest Income—Volume and Rate Changes

Interest income in 2011 was $42.8 million, a 22.1% decrease from the 2010 level of $54.9 million, which was a 14% decrease from the 2009 level of $64.0 million. For 2011, average loans declined by $198 million, or 23.4%. The decline in average loans was largely offset by a $140 million decrease in deposits. The net impact for changes in volumes of interest-earning assets in 2011 reduced interest income by $11.2 million. Decreased earnings from lower volumes of earning assets were partially offset by the decline in volume and yields on interest-bearing liabilities. Average loans decreased in 2011 by $198 million, or 23.4%, while average interest-bearing liabilities declined by 14.4% or $146 million, with average brokered deposits accounting for $67 million, a 19.5% reduction. The total impact on net interest income from changes in volume was a reduction of $8 million comparing 2011 to 2010. For 2010, average interest-earning assets increased 5.5% to $1.2 billion. However, the associated increase in earnings from the higher volumes was offset by the decline in the yields of earning assets and a shift to lower yielding earning assets. Average loans decreased $131.8 million, or 13%. This decline was fully offset by an increase in other earning assets, primarily cash held at the Federal Reserve Bank of Atlanta. Average other earning assets increased $186.8 million to $217.4 million. The total impact on interest income from changes in volume was a reduction of $7.2 million comparing 2010 to 2009.

The reduction in yield on average earning assets reduced interest income by $1.0 million in 2011. The tax-equivalent yield on average earning assets declined 36 basis points in 2011 to 4.23% from 4.59% in 2010. The reduction in yield on earning assets was primarily attributable to a decline in yield on taxable investment securities to 2.74% in 2011 from 3.51% in 2010. For 2010, the reduction in yield of average earning assets reduced interest income by $2.0 million. The tax equivalent yield on earning assets decreased 105 basis points in 2010 to 4.59% from 5.64% in 2009. The reduction in yield on earning assets was primarily related to the shifting of assets from high yielding loans to lower yielding investment securities and interest bearing cash. We continue to maintain an asset sensitive balance sheet, which means that earning assets reprice faster than interest bearing liabilities and thus interest income declines faster than interest expense in a declining rate environment and conversely, interest income will increase faster than interest expense in a rising rate environment.

Total interest expense was $15.0 million in 2011, compared to $20.2 million in 2010 and $21.8 million in 2009. Decreases in retail and jumbo CDs of $21.3 million and $30.6 million, respectively, reduced interest expense in 2011 by $1.1 million, while declining interest rates on those deposits reduced interest expense $2.2 million. During the fourth quarter of 2009 and first quarter of 2010, we issued over $255 million in brokered deposits to reduce the increasing liquidity risk associated with our declining asset quality. As we are restricted from renewing brokered deposits, our average balance of brokered deposits will decline as maturies occur. During 2011, brokered deposits decreased by $66.7 million, reducing interest expense by $1.7 million. Average brokered deposits increased by $106.6 million in 2010, adding $5.4 million in interest expense. For 2011, the net impact on changes in volume of interest bearing liabilities resulted in a $3.1 million decrease in interest expense. In 2010, the net impact on changes in volume of interest bearing liabilities resulted in a $4.3 million increase to interest expense over 2009 levels.

Deposit pricing, especially for time deposits, typically lags changes in the target federal funds rate, and therefore we realized a consistent but gradual reduction in our costs of deposits throughout 2010 and 2011. The reduction of costs on interest bearing liabilities reduced interest expense $2.1 million in 2011 and $5.9 million in 2010. The average rate paid on interest bearing liabilities for 2011 decreased by 27 basis points to 1.73% after having decreased by 34 basis points from 2.34% to 2.00% in 2010. The average rate paid on in-market retail CDs declined by 63 basis points and the average rate paid on jumbo CDs declined by 56 basis points, resulting in a savings of $2.2 million.

We expect average earning assets to stabilize in 2012 as loan volume improves and investment securities increase through the reallocation of our excess cash reserves into higher yielding assets. The average yield on loans in 2012 is anticipated to decline slightly compared to 2011 as we expect to operate in a more competitive environment during 2012. We expect average brokered deposits to decline during 2012 while all other interest bearing liabilities increase, with average interest bearing liabilities comparable to 2011 levels. Rates paid on deposits are expected to decline slightly compared to 2011 rates as higher rate brokered CDs are replaced with lower rate core deposits.

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

First Security’s net interest rate spread (on a tax equivalent basis) was 2.50% in 2011, 2.59% in 2010 and 3.30% in 2009, while the net interest margin (on a tax equivalent basis) was 2.77% in 2011, 2.92% in 2010 and 3.75% in 2009. The decrease in the net interest spread and net interest margin for 2011 and 2010 was primarily due to reductions in our loan portfolio as well as the negative spread created by the issuance of brokered deposits in late 2009 and early 2010 and the associated increase in our interest bearing cash account at the Federal Reserve Bank of Atlanta. Noninterest bearing deposits contributed 27 basis points to the margin during 2011 compared to 33 basis points in 2010 and 45 basis points in 2009.

In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into income over the remaining life of the originally hedged items. The swaps added $1.8 million, $2.0 million and $2.3 million in interest income for the years ended December 31, 2011, 2010 and 2009, respectively. For 2012, we estimate the terminated swaps will add approximately $1.3 million to interest income.

We anticipate our net interest spread and net interest margin to stabilize and improve during 2012. However, improvement is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operations during 2011 decreased $22.7 million to $10.9 million in 2011, compared to $33.6 million in 2010 and $25.4 million in 2009. Net charge-offs totaled $15.3 million for 2011, $36.1 million for 2010, and $16.3 million for 2009. Net charge-offs as a percentage of average loans were 2.36% in 2011, 4.27% in 2010 and 1.66% in 2009. Quarterly, we estimate the allowance for loan losses, as described in detail below. The allowance is funded through provision expense. For 2011, various factors contributed to a lower provision expense. Primarily, net charge-offs significantly declined in 2011 as compared to 2010. Additionally, while the allowance to total loans ratio increased during 2011, the required allowance declined as a result of the decrease in the loan portfolio. Collectively, these factors resulted in a provision expense of $10.9 million, or approximately 67% less than 2010.

The decrease in our provision for loan and lease losses in 2011 relative to 2010 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of impaired, past due, charged-off, classified and non-performing loans, as well as increased environmental risk factors due to the general economic conditions. During 2011, while we experienced lower charge-offs, we continued to have high levels of classified and non-performing loans, and thus, we increased the ratio of the allowance to total loans from 3.30% to 3.35%. In 2010, we significantly increased our allowance for loan and lease losses from 2.78% of total loans as of December 31, 2009 to 3.30% of total loans as of December 31, 2010. The provision expense associated with increasing our reserve as a percentage of loans was approximately $0.3 million in 2011 and $3.8 million in 2010. As of December 31, 2011, we determined our allowance of $19.6 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Loss section of MD&A.

We will continue to provide provision expense to maintain an allowance level adequate to absorb known and estimated losses inherent in our loan portfolio. As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for 2012. Furthermore, the provision expense could materially increase or decrease in 2012 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.

Noninterest Income

Total noninterest income for 2011 was $8.7 million compared to $9.5 million in 2010 and $10.3 million in 2009. The following table presents the components of noninterest income for years ended December 31, 2011, 2010 and 2009.

Noninterest Income

	For the Years Ended
	2011	Percent Change	2010	Percent Change	2009
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$2,337	(21.4)%	$2,973	(16.3)%	$3,550
Service charges on deposit accounts	785	(16.4)%	939	(14.0)%	1,092
Point-of-sale (POS) fees	1,348	6.1%	1,270	12.8%	1,126
Mortgage loan and related fees	737	(18.9)%	909	(11.3)%	1,025
Bank-owned life insurance income	1,007	(2.4)%	1,032	2.6%	1,006
Net gain (loss) on sales of available-for-sale securities	—	(100.0)%	57	100.0%	—
Other income	2,436	4.9%	2,323	(8.4)%	2,536

Total noninterest income	$8,650	(9.0)%	$9,503	(8.1)%	$10,335

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $3.1 million, or 36% of total noninterest income, compared with $3.9 million, or 41% of total noninterest income for 2010, and $4.6 million, or 45% of total noninterest income for 2009. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.

Point-of-sale fees increased 6.1% to $1.35 million in 2011 compared to 2010. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.

Mortgage loan and related fees for 2011 were $737 thousand, compared to $909 thousand in 2010 and $1.0 million in 2009.

Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgages originated for sale in the secondary markets totaled $30.0 million for 2011, $46.2 million for 2010 and $61.1 million for 2009. Mortgages sold in the secondary market totaled $30.4 million for 2011, $44.9 million for 2010 and $61.5 million for 2009. For 2012, we anticipate expanding the number of seasoned mortgage originators to increase loan and fee volumes.

Bank-owned life insurance income remained stable at $1.0 million for 2011 compared to 2010 and 2009. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. Additionally, the insurance death benefit will be a tax free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 5.7% during 2011.

During 2011, we did not sell any available-for-sale securities. During 2010, we sold approximately $14.8 million of investment securities for a net gain of $57 thousand. During 2009, we did not sell any available-for-sale securities.

Other income for 2011 was $2.4 million, compared to the 2010 level of $2.3 million and the 2009 level of $2.5 million. The components of other income primarily consist of ATM fee income, trust fee income, underwriting revenue, safe deposit box fee income and gains on sales of other real estate, repossessions, leased equipment and premises and equipment. Gains on sales declined $41 thousand and trust fees decreased $35 thousand in 2011 compared to 2010. We anticipate our other income to be consistent or to increase in 2012.

Noninterest Expense

Total noninterest expense for 2011 was $48.2 million, compared to $45.3 million in 2010 and $68.9 million in 2009. Noninterest expense for 2009 included a full impairment to goodwill of $27.2 million. Excluding this one-time, non-cash expense, noninterest expense for 2009 was $41.7 million. For 2011, higher costs associated with nonperforming assets fully offset the savings in salaries and benefits and decreases in FDIC insurance. The following table represents the components of noninterest expense for the years ended December 31, 2011, 2010 and 2009.

Noninterest Expense

	For the Years Ended
	2011	Percent Change	2010	Percent Change	2009
	(in thousands, except percentages)
Salaries and benefits	$17,571	(7.2)%	$18,926	(6.5)%	$20,246
Occupancy	3,286	(5.9)%	3,493	2.2%	3,418
Furniture and equipment	1,741	(14.3)%	2,032	(17.8)%	2,473
Professional fees	3,430	9.1%	3,144	47.8%	2,127
FDIC insurance	3,289	(13.5)%	3,803	103.8%	1,866
Data processing	1,669	14.2%	1,462	1.2%	1,445
Write-downs on other real estate owned and repossessions	6,788	91.8%	3,539	167.9%	1,321
Losses on other real estate owned, repossessions and fixed assets	1,384	19.1%	1,162	92.7%	603
OREO and repossession holding costs	2,322	41.8%	1,637	48.3%	1,104
Impairment of goodwill	—	—%	—	(100.0)%	27,156
Intangible asset amortization	479	4.8%	457	(5.8)%	485
Communications	565	(8.4)%	617	(13.8)%	716
Printing and supplies	308	(14.0)%	358	(10.3)%	399
Advertising	323	108.4%	155	(44.2)%	278
Other expense	5,023	12.9%	4,473	(14.5)%	5,234

Total noninterest expense	$48,178	6.5%	$45,258	(34.3)%	$68,871

Total salaries and benefits decreased $1.4 million, or 7.2% in 2011 compared to 2010. The decrease in salaries and benefits is primarily related to fewer full-time equivalent employees and cost savings in employee benefits including reducing the employer match on the 401(k) and ESOP Plan from 6% to 1% as of July 1, 2010. As of December 31, 2011, we had 30 full service banking offices with 303 full-time equivalent employees. As of December 31, 2010, we had 37 full service banking offices and one leasing/loan production facility with 311 full-time equivalent employees; as of December 31, 2009, we had 39 full service banking offices and one leasing/loan production facility with 347 full-time equivalent employees.

Total occupancy expense for 2011 decreased by 6% compared with 2010, which was 2% higher than total occupancy expense in 2009. The decrease in 2011 was primarily due to closing seven branches in 2011, while the increase in 2010 was primarily due to higher insurance expense and increases in lease expense for branch locations. As of December 31, 2011, we leased six facilities and the land for three branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Furniture and equipment, communication, and printing and supplies expense decreased both in 2011 and 2010 due to cost controls implemented. Advertising expenses increased in 2011 due to increased marketing, including the 2011 deposit and loan campaigns.

Professional fees increased by $286 thousand, or 9.1% from 2010 to 2011, and increased $1.0 million, or 48%, from 2009 to 2010. The increases were primarily due to additional legal costs associated with the higher levels of non-performing assets. Professional fees also include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters. We anticipate professional fees to be consistent or lower for 2012.

The premium paid for FDIC deposit insurance decreased $514 thousand in 2011 compared to 2010, compared to an increase of $1.9 million to $3.8 million in 2010 compared to 2009. The decrease in 2011 was the result of a change in the calculation of the FDIC insurance premium base as the result of the Dodd-Frank Act, more fully described above. The increase for 2010 is an indirect result of the items in the Consent Order, including the deterioration of our asset quality and its impact on our financial results, among other items.

Data processing expense was higher in 2011 compared to 2010 and 2009. The monthly fees associated with data processing are typically based on transaction volume.

Write-downs on OREO and repossessions increased $3.2 million, or 91.8%, from 2010 to 2011, and $2.2 million, or 167.9%, from 2009 to 2010. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if indications exist that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to our book value. As a result of this analysis, we recorded additional write-downs during 2011 to reduce each property to the historical realization rates. Write-downs for 2012 are dependent on real estate market conditions and our ability to liquidate properties.

Losses on OREO, repossessions and fixed assets increased $222 thousand, or 19.1% from 2010 to 2011, and $559 thousand, or 92.7% from 2009 to 2010. The majority of losses were related to sales of foreclosed properties. For 2012, we anticipate elevated levels in losses as we seek to liquidate existing properties in a more expeditious manner, including possible bulk sales.

OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs increased $685 thousand, or 41.8% from 2010 to 2011, and $533 thousand, or 48.3%, from 2009 to 2010. Historically, our holding costs have been commensurate with the level of nonperforming assets. For 2012, we anticipate comparable or lower holding costs depending on our ability to liquidate our OREO properties in a more expeditious manner.

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

Intangible asset amortization increased by $22 thousand, or 4.8%, in 2011 compared to 2010 and decreased by $28 thousand, or 5.8%, in 2010 as compared to 2009. The core deposit intangible assets amortize on an accelerated basis over an estimated useful life of ten years. The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2012	2013	2014	2015	2016
	(in thousands)
Core deposit intangible amortization expense	$382	$270	$196	$134	$—

Other expense increased by $574 thousand, or 12.9%, for 2011 compared to 2010, and decreased by $761 thousand, or 14.6%, for 2010 compared to 2009. The increase in 2011 is primarily the result of increased costs of insurance as well as higher shareholder expenses associated with the 10-for-1 reverse stock split. The decline in 2010 is primarily as a result of the $500 thousand arbitration settlement in 2009, described below, as well as decreased credit reporting fees and franchise tax expense.

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

Income Taxes

We recorded income tax expense of $392 thousand in 2011, compared to income tax expense of $9.7 million in 2010 and tax benefits of $8.3 million in 2009. During 2011, we recorded a $10.8 million deferred tax valuation allowance and in 2010 a $24.6 million deferred tax valuation allowance to reduce our net deferred tax assets to an amount that we consider realizable. The remaining deferred tax asset is anticipated to be realized through available carryback tax periods. A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years as well as current business trends. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit.

For 2009, our tax-exempt income from municipal securities and bank-owned life insurance was approximately $2.6 million. The goodwill impairment included $20.2 million that was not deductible for tax purposes. Excluding these non-taxable items, our pre-tax 2009 net loss would decrease to approximately $24.1 million, resulting in an effective tax rate of approximately 34%.

At December 31, 2011, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements. During 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. During 2010 and 2011, certain tax refunds were withheld and applied to the disputed uncertain tax position. As of December 31, 2011, the accrual for uncertain tax positions, including accumulated interest and penalties, totaled $1.0 million.

Statement of Financial Condition

Our total assets were $1.1 billion at December 31, 2011, a decrease of $53.6 million, or 4.6%, over 2010. The decline in assets was concentrated in our loan portfolio, which declined $142.6 million during 2011. The decline in loans was partially offset by increases in investment securities and interest-bearing deposits in banks, primarily our cash account at the Federal Reserve Bank of Atlanta. During 2012, we anticipate that our total assets will increase as loans grow in response to increased marketing and lender accountability measures. Additionally, we anticipate funding prudent investment opportunities through growth in core deposits and with our existing cash reserves.

Loans

The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances during 2011.

During 2011, total loans declined $142.6 million, or 20%, compared to year-end 2010. During 2011, we reduced our exposure to construction and land development loans by $30.4 million, or 36%, and commercial and industrial loans by $23.2 million, or 28%. Commercial real estate loans declined by $31.3 million, or 14%, and residential 1-4 family loans declined by $34.4 million, or 14%. All other loan categories declined as well with the exception of leases, which increased 9% on earned income.

During the fourth quarter of 2011, we launched an advertising campaign aimed at generating loan demand and attracting new credit-worthy customers. We anticipate our loans to stabilize during 2012. However, funding of future loans may be restricted by our ability to raise core deposits, although we may use our current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels, as well as adequate liquidity.

The following table presents a summary of the loan portfolio by category for the last five years.

Loans Outstanding

	As of December 31,
	2011	Percent Change	2010	Percent Change	2009	Percent Change	2008	Percent Change	2007
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$217,597	(13.7)%	$252,026	(10.4)%	$281,354	(5.1)%	$296,454	13.0%	$262,373
Commercial	195,062	(13.8)%	226,357	(12.9)%	259,819	10.7%	234,630	10.7%	211,931
Construction	53,807	(36.1)%	84,232	(45.0)%	153,144	(21.3)%	194,603	(10.1)%	216,583
Multi-family and farmland	31,668	(13.0)%	36,393	(4.1)%	37,960	10.8%	34,273	91.6%	17,887

	498,134	(16.8)%	599,008	(18.2)%	732,277	(3.6)%	759,960	7.2%	708,774
Commercial loans	59,623	(28.0)%	82,807	(43.3)%	146,016	(7.5)%	157,906	14.4%	138,015
Consumer loans	20,011	(40.9)%	33,860	(30.8)%	48,927	(16.1)%	58,296	(7.7)%	63,156
Leases, net of unearned income	2,920	(63.1)%	7,916	(59.9)%	19,730	(36.1)%	30,873	(25.8)%	41,587
Other	3,809	(8.8)%	3,500	(30.9)%	5,068	11.4%	4,549	189.2%	1,573

Total loans	584,497	(19.6)%	727,091	(23.6)%	952,018	(5.9)%	1,011,584	6.1%	953,105
Allowance for loan and lease losses	(19,600)	(18.3)%	(24,000)	(9.4)%	(26,492)	52.4%	(17,385)	58.7%	(10,956)

Net loans	$564,897	(19.7)%	$703,091	(24.0)%	$925,526	(6.9)%	$994,199	5.5%	$942,149

Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

Loans by Collateral Type

	As of December 31,
	2011	% of Loans	2010	% of Loans	2009	% of Loans	2008	% of Loans	2007	% of Loans
	(in thousands, expect percentages)
Secured by real estate:
Construction and land development	$53,807	9.2%	$84,232	11.6%	$153,144	16.1%	$194,603	19.2%	$216,583	22.7%
Farmland	9,729	1.7%	11,793	1.6%	12,077	1.3%	11,470	1.1%	6,870	0.7%
Home equity lines of credit	71,783	12.3%	81,742	11.2%	88,770	9.3%	88,708	8.8%	80,326	8.4%
Residential first liens	138,589	23.7%	161,622	22.2%	181,740	19.1%	196,734	19.4%	172,003	18.0%
Residential junior liens	7,275	1.2%	8,662	1.2%	10,844	1.1%	11,012	1.1%	10,044	1.1%
Multi-family residential	21,939	3.7%	24,600	3.4%	25,883	2.7%	22,803	2.3%	11,017	1.2%
Non-farm and non-residential	195,062	33.4%	226,357	31.1%	259,819	27.3%	234,630	23.2%	211,931	22.3%

Total Real Estate	498,134	85.2%	599,008	82.3%	732,277	76.9%	759,960	75.1%	708,774	74.4%

Other loans:
Commercial—leases, net of unearned	2,920	0.5%	7,916	1.1%	19,730	2.1%	30,873	3.1%	41,587	4.4%
Commercial and industrial	59,623	10.2%	82,807	11.4%	146,016	15.4%	157,906	15.6%	138,015	14.5%
Agricultural production	564	0.1%	1,165	0.2%	2,151	0.2%	1,945	0.1%	1,344	0.1%
Credit cards and other revolving credit	—	—%	—	—%	—	—%	—	—%	—	—%
Consumer installment loans	20,011	3.4%	33,860	4.7%	48,927	5.1%	58,296	5.8%	63,156	6.6%
Other	3,245	0.6%	2,335	0.3%	2,917	0.3%	2,604	0.3%	229	0.0%

Total other loans	86,363	14.8%	128,083	17.7%	219,741	23.1%	251,624	24.9%	244,331	25.6%

Total loans	$584,497	100.0%	$727,091	100.0%	$952,018	100.0%	$1,011,584	100.0%	$953,105	100.0%

The following table sets forth the maturity distribution of the loan portfolio as of December 31, 2011. Our loan policy does not permit automatic roll-over of matured loans.

	Less than three months	Over three months to twelve months	One year to five years	Over five years	Total
	(in thousands)
Construction and land development loans	$28,618	$12,533	$12,403	$253	$53,807
Commercial and industrial loans	17,254	15,056	27,126	187	59,623
All other loans	45,516	100,862	274,071	50,618	471,067

Total	$91,388	$128,451	$313,600	$51,058	$584,497

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared jointly by our accounting and credit administration departments and presented to our Board of Directors or the Directors’ Loan Committee on at least a quarterly basis. Based on our analysis, we may determine that our future provision expense needs to increase or decrease in order for us to remain adequately reserved for probable, incurred loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.

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

Allowance—Loan Pools

As indicated in the Allowance—Overview above, we analyze our allowance by segregating our portfolio into two primary categories: impaired loans and non-impaired loans. Impaired loans are individually evaluated, as further discussed below. Non-impaired loans are segregated first by loan risk rating and then into homogeneous pools based on loan type, collateral or purpose of proceeds. We believe our loan pools conform to regulatory and accounting guidelines.

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

For non-impaired loans, we first segregate special mention and non-impaired substandard loans into two distinct pools. All remaining loans are further segregated into homogeneous pools based on loan type, collateral or purpose of proceeds. Each of these pools is evaluated individually and is assigned a loss factor based on our best estimate of the loss that potentially could be realized in that pool of loans. The loss factor is the sum of an objectively calculated historical loss percentage and a subjectively calculated risk percentage. The actual annual historical loss factor is typically a weighted average of each period’s loss. For the historical loss factor, we utilize a migration loss analysis. Each period may be assigned a different weight depending on certain trends and circumstances. The subjectively calculated risk percentage is the sum of eight qualitative and environmental risk categories. These categories are evaluated separately for each pool. The eight risk categories are: (1) underlying collateral value, (2) lending practices and policies, (3) local and national economies, (4) portfolio volume and nature, (5) staff experience, (6) credit quality, (7) loan review and (8) competition, regulatory and legal issues.

Allowance—Loan Risk Ratings

A consistent and appropriate loan risk rating methodology is a critical component of the allowance. We classify loans as: pass, special mention, substandard/impaired, substandard/non-impaired, doubtful or loss. The following describes our loan classifications and the various risk indicators associated with each risk rating.

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

A substandard loan risk rating is characterized as having specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic, or managerial nature, and may warrant non-accrual status. Substandard loans have a greater likelihood of loss and may require a protracted work-out plan. Substandard/impaired loans are relationships in excess of $500 thousand and are individually reviewed. In addition to the factors listed for special mention loans, substandard loans may be characterized by the following risks and/or trends:

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

Allowance—Analysis and Discussion

The following table presents an analysis of the changes in the allowance for loan and lease losses for the past five years. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $24 thousand, $24 thousand, $24 thousand, $24 thousand and $40 thousand for 2011, 2010, 2009, 2008 and 2007, respectively. The reserve for unfunded commitments is included in other liabilities in our consolidated balance sheets and totaled $253 thousand and $229 thousand as of December 31, 2011 and 2010, respectively.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the Years Ending December 31,
	2011	2010	2009	2008	2007
	(in thousands, except percentages)
Allowance for loan and lease losses—
Beginning of period	$24,000	$26,492	$17,385	$10,956	$9,970
Provision for loan and lease losses	10,920	33,589	25,380	15,729	2,115

Sub-total	34,920	60,081	42,765	26,685	12,085

Charged-off loans:
Real estate—residential 1-4 family	2,180	2,572	1,778	1,492	216
Real estate—commercial	6,928	2,955	1,505	—	107
Real estate—construction	5,581	10,514	1,801	982	44
Real estate—multi-family and farmland	207	1,150	58	—	100
Commercial loans	3,235	16,420	8,109	3,468	133
Consumer installment loans and other	334	1,110	1,217	2,350	575
Leases, net of unearned income	929	2,050	2,214	1,227	692

Total charged-off	19,394	36,771	16,682	9,519	1,867

Recoveries of charged-off loans:
Real estate—residential 1-4 family	404	56	35	25	103
Real estate—commercial	222	160	9	—	91
Real estate—construction	744	7	23	1	2
Real estate—multi-family and farmland	384	—	3	6	7
Commercial loans	894	326	166	15	256
Consumer installment loans and other	954	141	167	172	222
Leases, net of unearned income	472	—	6	—	57

Total recoveries	4,074	690	409	219	738

Net charged-off loans	15,320	36,081	16,273	9,300	1,129

Allowance for loan and lease losses—end of period	$19,600	$24,000	$26,492	$17,385	$10,956

Total loans—end of period	$584,497	$727,091	$952,018	$1,011,584	$953,105
Average loans	$647,920	$845,945	$977,758	$997,371	$940,490
Net loans charged-off to average loans	2.36%	4.27%	1.66%	0.93%	0.12%
Provision for loan and lease losses to average loans	1.69%	3.97%	2.60%	1.58%	0.22%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.35%	3.30%	2.78%	1.72%	1.15%
Non-performing loans	39.41%	40.73%	53.01%	82.16%	193.53%

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

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate—residential 1-4 family	$6,368	37.2%	$7,346	34.7%	$5,037	29.6%	$3,760	29.3%	$2,183	27.5%
Real estate—commercial	6,227	33.4%	5,550	31.1%	4,525	27.3%	2,599	23.2%	1,350	22.2%
Real estate—construction	1,485	9.2%	2,905	11.6%	6,706	16.0%	3,919	19.2%	1,594	22.7%
Real estate—multi-family and farmland	728	5.4%	761	5.0%	766	4.0%	366	3.4%	163	1.9%
Commercial loans	3,649	10.2%	5,692	11.4%	6,953	15.4%	3,149	15.6%	2,638	14.5%
Consumer loans	405	3.4%	813	4.7%	1,107	5.1%	872	5.8%	778	6.6%
Leases, net of unearned income	718	0.5%	917	1.1%	1,386	2.1%	2,588	3.1%	2,134	4.4%
Other and unallocated	20	0.7%	16	0.4%	12	0.5%	132	0.4%	116	0.2%

Total	$19,600	100.0%	$24,000	100.0%	$26,492	100.0%	$17,385	100.0%	$10,956	100.0%

[1]	Represents the percentage of loans in each category to total loans.

Over the last two years, our allowance as a percentage of total loans significantly increased due to higher levels of non-performing loans and the elevated level of charge-offs during 2010. The allowance to total loans increased to 3.35% as of December 31, 2011, compared to 3.30% as of December 31, 2010 and 2.78% as of December 31, 2009. As of December 31, 2011, $18.1 million of the allowance was associated with general reserves and $1.5 million was associated with specific reserves.

The following table provides the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2011:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$185,464	$6,383	$21,641	$4,109	$217,597
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases, net of unearned income	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809

Total Loans	$459,283	$29,551	$62,174	$33,489	$584,497

As of December 31, 2011, the largest components of the allowance were associated with 1-4 family residential real estate loans, commercial loans and commercial real estate loans. These classifications have higher levels of substandard, non-impaired loans. These loans are subject to general allowance allocations based on historical loss and qualitative and environmental factors. The allowance allocation associated with construction and land development loans declined by $1.4 million during 2011. The allowance allocated to commercial and industrial loans declined by $2.1 million during 2011. Each is a result of significant charge-offs during 2011 as well as a declining level of substandard, impaired loans at year-end. The elevated level of charge-offs in 2011 will continue to impact the loss factors within the allowance during future periods.

We believe that the allowance for loan and lease losses at December 31, 2011 is sufficient to absorb probable, incurred losses inherent in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets

Asset Quality Strategic Initiatives for 2011 and Beyond

Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of December 31, 2011, our loan portfolio was 50.6% of total assets. Over the past two and half years, we’ve implemented a number of significant strategies to further address our asset quality. The implementation of these strategies has assisted our ability to reduce our total nonperforming loans in 2011 by $9.2 million, or approximately 15.6%, and to reduce our total nonperforming assets by $6.9 million, or approximately 8.7%. We believe our continued implementation of these, and related, strategies, will enable us to show further improvement in our asset quality in 2012.

During the fourth quarter of 2009, we began the process of restructuring our credit administration department to add additional depth and expertise and to fully centralize our credit underwriting process. With the additional depth and expertise of the restructured credit department, in 2010 we centralized our loan underwriting, document preparation and collections processes. This centralization has improved consistency, increased quality and provided higher levels of operational efficiencies. Collectively, we believe these changes will assist in reducing current and future non-performing assets.

In the fourth quarter of 2009, we engaged an outside firm to conduct an extensive loan review. The primary purpose of this loan review was to evaluate individual credits for compliance with credit and underwriting standards, and to assess the potential impairment of certain credits in which we might experience additional risks of loss. Subsequently, we have used third parties to supplement the coverage of our internal loan review department. Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. During 2011, we achieved the 60% to 70% review of our portfolio over a 12-month cycle, focusing on a risk-based approach. We anticipate similar coverage during 2012.

During the second half of 2010, we began outsourcing the marketing and sales process of our OREO properties to market leading real estate companies. We experienced higher volumes of OREO sales in 2011 and expect higher levels in 2012 as we are considering possible bulk sale transactions.

Throughout 2010 and 2011, we have hired multiple experienced special assets officers and centralized the handling of all classified loans by our special assets team.

During 2011, we hired Joseph E. Dell, Jr. as Executive Vice President and Chief Lending Officer. Prior to joining First Security, Mr. Dell spent 25 years with First Commonwealth Bank in Indiana, PA, a $6 billion community bank, where he served in various senior and executive roles, including Chief Lending Officer. With the assistance of others, Mr. Dell is seeking to instill a credit culture in our commercial lenders to improve asset quality going forward.

On February 9, 2012, we hired Christopher G. Tietz as Executive Vice President and Chief Credit Officer. Mr. Tietz has over 25 years of banking knowledge with extensive experience in credit administration. Mr. Tietz joined First Security from First Place Bank in Warren, Ohio, a $3 billion bank, where he served as EVP and Chief Credit Officer since May 2011. From 2005 to April 2011, Mr. Tietz worked for Monroe Bank in Bloomington, Indiana as Chief Credit Officer. Mr. Tietz began his career in Nashville, Tennessee with First American National Bank where he spent fifteen years, with the final five years serving as EVP and Regional Senior Credit Officer. Mr. Tietz is currently evaluating the credit administration department and is charged with establishing a strong credit culture. Based on his initial assessment, we believe the framework for a strong credit culture is now largely in place.

Asset Quality and Non-Performing Assets Analysis and Discussion

Our asset quality ratios were mixed in 2011 compared to 2010. As of December 31, 2011, our allowance for loan and lease losses as a percentage of total loans was 3.35% compared to 3.30% as of December 31, 2010. Net charge-offs were 2.36% of average loans for 2011 compared to 4.27% for 2010. Non-performing loans to total loans increased to 8.51% as of year-end 2011 from 8.10% as of year-end 2010, while non-performing assets as a percentage of total assets improved from 6.78% at year-end 2010 to 6.49% at year-end 2011. The allowance as a percentage of total non-performing loans was 39.41% as of year-end 2011 compared to 40.73% for 2010.

Non-performing assets include non-accrual loans, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns related to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.

Nonperforming Assets

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands, except percentages)
Nonaccrual loans	$46,907	$54,082	$45,454	$18,453	$3,372
Loans past due 90 days and still accruing	2,822	4,838	4,524	2,706	2,289

Total nonperforming loans	$49,729	$58,920	$49,978	$21,159	$5,661

Other real estate owned	$25,141	$24,399	$15,312	$7,145	$2,452
Repossessed assets	302	763	3,881	1,680	1,834
Nonaccrual loans	46,907	54,082	45,454	18,453	3,372

Total nonperforming assets	$72,350	$79,244	$64,647	$27,278	$7,658

Nonperforming loans as a percentage of total loans	8.51%	8.10%	5.25%	2.09%	0.59%
Nonperforming assets as a percentage of total assets	6.49%	6.78%	4.78%	2.14%	0.63%
Nonperforming assets and loans 90 days past due to total assets	6.73%	7.20%	5.11%	2.35%	0.82%

The following table provides further information, including classification, for nonaccrual loans and other real estate owned for the past three years.

Non-Performing Assets—Classification and Number of Units

	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	Units	Amount	Units	Amount	Units
	(in thousands, except units)
Nonaccrual loans
Construction/development loans	$14,683	30	$25,586	56	$13,706	36
Residential real estate loans	10,878	107	8,906	84	6,059	52
Commercial real estate loans	13,288	38	10,007	30	6,156	26
Commercial and industrial loans	3,087	32	4,228	26	15,397	38
Commercial leases	2,244	96	3,459	59	2,389	20
Consumer and other loans	2,727	24	1,896	18	1,747	15

Total	$46,907	327	$54,082	273	$45,454	187

Other real estate owned
Construction/development loans	$12,225	89	$10,821	67	$6,023	37
Residential real estate loans	6,579	63	8,266	63	4,647	34
Commercial real estate loans	6,337	26	5,312	20	4,642	14

Total	$25,141	178	$24,399	150	$15,312	85

Nonaccrual loans totaled $46.9 million, $54.1 million and $45.5 million as of December 31, 2011, 2010 and 2009, respectively. We place loans on nonaccrual when we have concerns relating to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As previously described, we have individually reviewed each nonaccrual relationship in excess of $500 thousand for possible impairment. We measure impairment by adjusting the loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices. As of December 31, 2011, the book value of impaired loans totaled $33.5 million, or 20% less than impaired loans as of December 31, 2010. The associated unpaid principal balances of the impaired loans totaled $42.8 million as of December 31, 2011. This represents an approximately 22% discount through previously recorded partial charge-offs and specific reserves currently in the allowance. As of December 31, 2010, the book value of impaired loans totaled $41.6 million with the unpaid principal balances totaling $59.4 million.

From year-end 2010 to year-end 2011, nonaccrual loans decreased by $7.2 million, or 13%. As shown above, construction and land development nonaccrual loans decreased by $10.9 million to $14.7 million comparing year-end 2010 to year-end 2011. This decrease is primarily attributable to additional writedowns taken in 2011 on six loans. Commercial real estate nonaccrual loans increased by $3.3 million from year-end 2010 to year-end 2011. The increase is primarily associated with one relationship. We are actively pursuing the appropriate strategies to reduce the current level of nonaccrual loans through longer-term reworks of the credits, charge-offs and/or foreclosure.

Other real estate owned increased to $25.1 million as of December 31, 2011 compared to $24.4 million as of December 31, 2010. During 2011, we sold 78 properties for $10.5 million, compared to 36 sold properties for $5.6 million in 2010. We anticipate continuing an aggressive sales approach during 2012 to dispose of our current properties, which may include select bulk sales.

Loans 90 days past due and still accruing were $2.8 million as of December 31, 2011 compared to $4.8 million as of December 31, 2010. Of these past due loans as of December 31, 2011, commercial real estate loans totaled $1.2 million, or 43% of the total past dues while commercial and industrial loans totaled $620 thousand, or 22% of the total.

As of December 31, 2011, we owned repossessed assets, which are carried at fair value less anticipated selling costs, in the amount of $302 thousand compared to $763 thousand as of December 31, 2010. The majority of our repossessions are related to our leasing portfolio that primarily includes trucking and construction equipment leases.

Our asset quality ratios are less favorable compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), consists of all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of December 31, 2011 compared to our UBPR peer group ratios.

Asset Quality Ratios

	First Security	UBPR Peer Group
Allowance for loan and lease losses to total loans	3.35%	2.04%
Non-performing loans[1] as a percentage of gross loans	8.51%	2.85%
Non-performing loans[1] as a percentage of the allowance	253.72%	137.37%
Non-performing loans[1] as a percentage of equity capital	71.60%	17.41%
Non-performing loans[1] plus OREO as a percentage of gross loans plus OREO	12.28%	4.08%

[1]	Non-performing loans consist of nonaccrual loans and loans 90 days past due that are still accruing.

We believe that overall asset quality has stabilized and will begin to improve in 2012. Our special asset department actively collects past due loans and develops action plans for classified and criticized loans and leases. For OREO properties, we are focused on achieving the proper level of balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs with a bias towards liquidation.

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of December 31, 2011, we had no plans to liquidate a significant amount of any securities; however, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.

Securities in our portfolio totaled $193.0 million at December 31, 2011, compared to $154.2 million at December 31, 2010. We believe our current level of investment securities provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio. As of December 31, 2011, the available-for-sale securities portfolio had unrealized gains of approximately $4.3 million as compared to unrealized gains of $2.8 million at December 31, 2010. Our securities portfolio at December 31, 2011 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs) and federal agency issued pools.

The following table provides the amortized cost of our securities, as of December 31, 2011, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of AFS Investment Securities—Amortized Cost

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal—tax exempt	$3,331	$14,352	$8,682	$3,838	$30,203
Municipal—taxable	—	—	250	—	250
Agency bonds	—	5,000	18,984	—	23,984
Agency issued REMICs	7,191	57,528	—	—	64,719
Agency issued mortgage pools	135	51,541	17,806	9	69,491
Other	—	—	—	127	127

Total	$10,657	$128,421	$45,722	$3,974	$188,774

Tax equivalent yield	4.64%	3.04%	3.29%	6.27%	3.27%

The following table details our investment portfolio by type of investment.

Investment Securities by Type—Amortized Cost

	As of December 31,
	2011	2010	2009
	(in thousands)
Securities available-for-sale
Debt securities—
Federal agencies	$23,984	$31,967	$17,226
Mortgage-backed	134,210	84,515	80,338
Municipals	30,453	34,700	41,216
Other	127	127	126

Total	$188,774	$151,309	$138,906

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for seven bonds, which are valued utilizing Level 3 inputs. The Level 3 securities include a $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. Two pooled trust preferred securities with a book value of $36 thousand are also valued using Level 3 inputs. Additionally, we have four municipal bonds that were transferred into Level 3 due to lack of comparable sales transactions during 2011. These four bonds total $1.1 million.

As of December 31, 2011, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2011
Federal agencies	$16,354	$67	$—	$—	$16,354	$67
Mortgage-backed	10,426	62	—	—	10,426	62
Municipals	—	—	—	—	—	—
Other	—	—	36	91	36	91

Totals	$26,780	$129	$36	$89	$26,818	$220

December 31, 2010
Federal agencies	$15,147	$339	$—	$—	$15,147	$339
Mortgage-backed	8,466	73	—	—	8,466	73
Municipals	4,030	110	364	37	4,394	147
Other	—	—	30	97	30	97

Totals	$27,643	$522	$394	$134	$28,037	$656

As of December 31, 2011, gross unrealized losses in the Company’s portfolio totaled $220 thousand, compared to $656 thousand as of December 31, 2010. The unrealized losses in federal agencies, mortgage-backed and municipal securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of the Company’s impairment assessment, the unrealized losses at December 31, 2011 are considered temporary.

As of December 31, 2011, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of December 31, 2011.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$64,771	$65,981
Federal Home Loan Mortgage Corporation	$68,072	$69,194
Ginnie Mae	$28,351	$29,015

At December 31, 2011 and 2010, our interest-bearing deposits in banks totaled $249.2 million and $200.6 million, respectively. We are holding our excess liquidity in our Federal Reserve cash account. The yield on the account is approximately 25 basis points.

At December 31, 2011 and 2010, we held $100 thousand in certificates of deposit at other FDIC insured financial institutions. At December 31, 2011 and 2010, we held $26.7 million and $25.8 million, respectively, in bank-owned life insurance.

Deposits and Other Borrowings

Deposits decreased by $29.3 million, or 2.8%, from year-end 2010 to year-end 2011, driven primarily by significant declines in brokered deposits, partially offset by increases in other categories. Retail and jumbo certificates of deposit increased by $49.5 million, or 13.8%, during that same period. Excluding brokered deposits, our deposits increased $47.1 million, or 6.4%, from year-end 2010 to year-end 2011. We define core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100 thousand. Core deposits increased $14.4 million, or 2.5%, from year-end 2010 to year-end 2011 We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.

As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement restricts the rates that we can offer on deposit products. We received a determination letter from the FDIC designating our market areas as “high rate” markets for 2011 and 2012. As such, we may offer rates up to 75 basis points above the prevailing local market rates.

Brokered deposits decreased $76.4 million, or 24.3%, from year-end 2010 to year-end 2011. The decrease is primarily due to maturities during the second half of 2011. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network. CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, as a member bank, we have the opportunity to sell one-way time deposits. At year-end 2011, our CDARS® balance consisted of $1.4 million in one-way buy deposits and no reciprocal accounts for our customers. Brokered deposits at December 31, 2011 and 2010, were as follows:

	2011	2010
	(in thousands)
Brokered certificates of deposits	$237,032	$302,584
CDARS®	1,405	12,292

	$238,437	$314,876

As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last fifteen months was in part to ensure we have adequate funding to meet our short-term contractual obligations. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2011.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 or more	$30,304	$17,358	$63,779	$74,463
Brokered certificates of deposit	—	32,605	26,753	177,674
CDARS®	—	—	1,034	371

	$30,304	$49,963	$91,566	$252,508

At December 31, 2011 and 2010, we had securities sold under repurchase agreements with commercial checking customers of $4.5 million and $5.9 million, respectively. We also had a structured repurchase agreement with another financial institution of $10.0 million at December 31, 2011 and December 31, 2010. This agreement has a five-year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement was callable on November 6, 2008, the first anniversary, and quarterly thereafter. The stated maturity is November 2012.

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

The terms of the other borrowing as of December 31, 2011 are as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2015	1/5/1995	Fixed rate mortgage	$58	240 months	7.50%	1/5/2015

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and federal funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2011, our cumulative one-year gap was a positive (or asset sensitive) $256.8 million, or 32% of total earning assets. At December 31, 2010, our cumulative one-year gap was a positive (or asset sensitive) $417.9 million, or 39% of total earning assets.

During the fourth quarter of 2009 and first quarter of 2010, we issued $255.6 million in brokered certificates of deposits with an average maturity of approximately 2.7 years at a weighted average all-in cost of 2.80%. The issuances established a strong liquidity position that will be used to fund prudent loans and pay for future contractual obligations. At December 31, 2011, we held $249.3 million in interest-bearing cash, which was primarily held at the Federal Reserve Bank of Atlanta. The issuance combined with the retention of the cash positions us to be asset-sensitive in preparation for future increases in interest rates. We anticipate rates to begin to increase in late 2012 or early 2013, depending on economic conditions.

The following “gap” analysis provides information based the next repricing date or the maturity date. The “Interest Rate Risk Income Sensitivity Summary” table located in Item 7A incorporates additional assumptions, including prepayments on loans and securities and reinvestments of paydowns and maturities of loans, investments, and deposits. We believe the Income Sensitivity Summary table located in Item 7A provides a more accurate analysis related to interest rate risk.

The following table reflects our rate sensitive assets and liabilities by maturity or the next repricing date as of December 31, 2011. Variable rate loans are shown in the category of due “Within Three Months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming all payments are made according to the loan’s contractual terms. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not entirely rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 33% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2011
	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years and Non-Rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$249,197	$100	$—	$—	$249,297
Federal funds sold	—	—	—	—	—
Securities	1,637	9,198	131,352	50,854	193,041
Mortgage loans held for sale	2,233	—	—	—	2,233
Loans	283,339	181,627	74,555	42,743	582,264

Total interest earning assets	536,406	190,925	205,907	93,597	1,026,835

Interest bearing liabilities:
Demand deposits	3,111	3,111	50,347	—	56,569
MMDA deposits	19,399	19,399	78,772	—	117,570
Savings deposits	3,883	3,883	31,068	—	38,834
Time deposits	81,731	174,881	153,068	—	409,680
Brokered certificates of deposits	—	59,358	175,698	1,976	237,032
CDARS®	—	1,034	371	—	1,405
Fed funds purchased/repos	15,054	—	—	—	15,054
Other borrowings	4	13	41	—	58

Total interest bearing liabilities	123,182	261,679	489,365	1,976	876,202
Noninterest bearing sources of funds	—	—	—	150,633	150,633

Interest sensitivity gap	$413,224	$(70,754)	$(283,458)	$(59,012)	$—

Cumulative sensitivity gap	$413,224	$342,470	$59,012	$—	$—

Liquidity

Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on management service fees from FSGBank to fund the liquidity needs of our daily operations.

Our cash balance on deposit with FSGBank, which totaled approximately $1.2 million as of December 31, 2011, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. As discussed in Note 2 to our consolidated financial statements, the Written Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. We anticipate seeking quarterly management fee authorizations for 2012. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.

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

As of December 31, 2011, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $249.2 million. This cash balance was primarily funded through the issuance of brokered deposits in the fourth quarter of 2009 and first quarter of 2010. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of December 31, 2011, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB was $1.7 million. The FHLB is requiring individual pledging of loans for future funding.

Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $6.0 million in loan participations sold. FSGBank may elect to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of December 31, 2011, FSGBank had $10.0 million in borrowings against investment securities, in addition to pledges for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business.

Historically, we have utilized brokered deposits to provide an additional source of funding. As of December 31, 2011, we had $237.0 million in brokered CDs outstanding with a weighted average remaining life of approximately 24 months, a weighted average coupon rate of 2.61% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.86%. Our CDARS® product had $1.4 million at December 31, 2011, with a weighted average coupon rate of 2.60% and a weighted average remaining life of approximately 19 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC. Based on our current cash position, we anticipate that maturing brokered deposits will be funded by our excess cash reserves.

We believe that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.

First Security also has contractual cash obligations and commitments, which included certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $108.3 million and $8.0 million at year-end, respectively. The following table illustrates our significant contractual obligations at December 31, 2011 by future payment period.

Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit[1]	$408,285	$255,588	$149,276	$3,421	$—
Brokered certificates of deposit[1]	237,032	59,358	149,846	25,852	1,976
CDARS®1	1,405	1,034	371	—	—
Federal funds purchased and securities sold under agreements to repurchase[2]	15,054	15,054	—	—	—
Operating lease obligations[3]	6,470	606	985	884	3,995
Commitment to fund affordable housing investments[4]	127	127	—	—	—
Note payable[5]	58	17	39	2	—
Loan purchase commitments[6]	13,130	13,130	—	—	—

Total	$681,561	$344,914	$300,517	$30,159	$5,971

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

[5]	This note payable is a mortgage on the land of our branch facility located at 2905 Maynardville Highway, Maynardville, Tennessee.

[6]	Agreements were made in December 2011 to purchase certain loans in January 2012.

Net cash used in operations in 2011 totaled $740 thousand, compared to net cash provided by operations of $1.7 million and $6.1 million in 2010 and 2009, respectively. Cash flows from operations in 2011 were reduced primarily due to a decline in net interest income. Net cash provided by investing activities totaled $80.7 million in 2011 compared to net cash provided by investing activities of $167.3 million in 2010 and net cash provided by investing activities of $34.7 million in 2009. For 2011, loan principal collections, net of loan originations, totaled $108.3 million, compared to $172.9 million in 2010 and $23.0 million in 2009. The reduction in the loan portfolio, which was partially offset by the increase in investment securities, was the primary reason for the year-over-year change in investing activities. Net cash used in financing activities totaled $30.7 million in 2011, compared to net cash used in financing activities of $135.9 million in 2010 and net cash provided by financing activities of $110.9 million in 2009. The year-over-year change in financing activities is primarily related to the decline in brokered CDs, which declined by $76.4 million from December 31, 2010 levels. During 2009, the cash provided by financing activities included the increase of $82.7 million in brokered deposits as well the proceeds of $33.0 million associated with the issuance of Preferred Stock and common stock warrants.

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

The following table compares the required capital ratios maintained by First Security and FSGBank.

Regulatory Capital Ratios

	FSGBank Consent Order(1)	Minimum to be Well Capitalized under Prompt Corrective Action Provisions		Minimum Capital Requirements	First Security	FSGBank
As of December 31, 2011
Tier 1 capital to risk weighted assets	n/a	6.0%		4.0%	9.7%	9.7	%(3)
Total capital to risk weighted assets	13.0%	10.0%		8.0%	11.0%	10.9	%(3)
Leverage ratio	9.0%	5.0	%(2)	4.0%	5.7%	5.6	%(3)

As of December 31, 2010
Tier 1 capital to risk weighted assets	n/a	6.0%		4.0%	11.2%	10.9	%(3)
Total capital to risk weighted assets	13.0%	10.0%		8.0%	12.5%	12.2	%(3)
Leverage ratio	9.0%	5.0	%(2)	4.0%	7.3%	7.1	%(3)

(1)	FSGBank must achieve and maintain the above capital ratios within 120 days from April 28, 2010.

(2)

The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

(3)	Due to the capital requirement within FSGBank’s Consent Order, FSGBank is considered to be adequately capitalized.

To further preserve our capital resources, our Board of Directors elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock for all four quarters of 2010 and 2011. As described in Note 2 to our consolidated financial statements, the Written Agreement between First Security and the Federal Reserve prohibits declaring or paying dividends without prior written consent. Under applicable banking regulations, we do not anticipate declaring or paying a dividend until we return to sustained profitability.

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

•

Deposit Insurance Modifications. The Act modified the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base is equal to our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Act also made permanent the increase in maximum federal deposit insurance limits from $100,000 to $250,000.

•

Creation of New Consumer Protection Bureau. The Act created a new Bureau of Consumer Financial Protection within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection will have broad rule-making authority for a wide range of consumer protection laws that apply to all insured depository institutions. The Bureau of Consumer Financial Protection has examination and enforcement authority over all depository institutions with more than $10 billion in assets. Depository institutions with $10 billion or less in assets, such as FSGBank, will be examined by their applicable bank regulators.

•

Executive Compensation and Corporate Governance Requirements. The Act included provisions that may impact our corporate governance, including a grant of authority to the SEC to issue rules that allow shareholders to nominate directors by using the company’s proxy solicitation materials. The Act further required the SEC to adopt rules that prohibit the listing of any equity security of a company that does not have an independent compensation committee and require all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Although many provisions of the Act were implemented through additional regulations in 2010 and 2011, numerous provisions of the Act have yet to be and will require our regulators to adopt additional rules in order to implement the mandates included in the Act. In addition, the Act requires multiple studies which could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2011 and 2010, was as follows:

Unfunded Loan Commitments

	2011	2010
	(in thousands)
Commitments to Extend Credit	$108,335	$127,377
Standby Letters of Credit	$7,983	$14,090

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

In December 2011, the FASB issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This update requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The update is effective for annual periods beginning on or after January 1, 2013. We do not believe this update will have a significant impact to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk, with respect to First Security, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to the risks inherent to foreign currency. Additionally, as of December 31, 2011, we had no trading assets that exposed us to the risks in market changes.

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

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down. Given this scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $3.7 million, or 22%, as a result of a 200 basis point decline in rates. The model also predicts a $5.4 million increase in net interest income, or 15%, as a result of a 200 basis point increase in rates. The forecasted results of the model for the 200 basis point increase are within the limits specified by our guidelines. The forecasted results for a decline in rates is not within our policy limit, however, a 200 basis point decline in rates is not anticipated. The following chart reflects First Security’s sensitivity to changes in interest rates as of December 31, 2011. The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in similar instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

Interest Rate Risk

Income Sensitivity Summary

	As of December 31, 2011
	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Net interest income	$20,922	$24,664	$30,023
$ change net interest income	(3,742)	—	5,359
% change net interest income	(15.17)%	0.00%	21.73%

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

Report of Independent Registered Public Accounting Firm

Audit Committee

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheet of First Security Group, Inc. (“Company”) as of December 31, 2011 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the consolidated financial statements, the Company has recently incurred substantial losses, largely as a result of declining net interest margins and increased provisions for loan losses. In addition, both the Company and its bank subsidiary, (FSGBank), are under regulatory enforcement orders issued by their primary regulators. FSGBank is not in compliance with its regulatory enforcement order which requires, among other things, increased minimum regulatory capital ratios. FSGBank’s continued non-compliance with its regulatory enforcement order may result in additional adverse regulatory action. Management’s plans with regard to these matters are also discussed in Note 2 to the consolidated financial statements.

Crowe Horwath LLP

/s/ Crowe Horwath LLP

Brentwood, Tennessee

March 30, 2012

Report of Independent Registered Public Accounting Firm

On the Consolidated Financial Statements

Board of Directors and Stockholders

First Security Group, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of First Security Group, Inc. and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recently incurred substantial losses. The Company is also operating under formal supervisory agreements (the Agreements) with the Federal Reserve Bank of Atlanta and the Office of the Comptroller of the Currency and is not in compliance with all provisions of the Agreements. Failure to achieve all of the Agreements’ requirements may lead to additional regulatory actions. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Joseph Decosimo and Company, PLLC

Chattanooga, Tennessee

April 15, 2011

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(in thousands, except share data)
ASSETS
Cash and Due from Banks	$8,884	$8,298
Interest Bearing Deposits in Banks	249,297	200,621

Cash and Cash Equivalents	258,181	208,919

Securities Available-for-Sale	193,041	154,165

Loans Held for Sale (at fair value)	2,233	2,556
Loans and Leases	582,264	724,535

Total Loans	584,497	727,091
Less: Allowance for Loan and Lease Losses	19,600	24,000

Net Loans	564,897	703,091

Premises and Equipment, net	28,671	30,814

Intangible Assets	982	1,461

Other Assets	69,129	70,098

TOTAL ASSETS	$1,114,901	$1,168,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits—
Noninterest Bearing Demand	$159,735	$149,323
Interest Bearing Demand	56,573	63,838
Savings and Money Market Accounts	156,402	161,873
Certificates of Deposit of less than $100 thousand	222,371	205,675
Certificates of Deposit of $100 thousand or more	185,904	153,138
Brokered Deposits	238,437	314,876

Total Deposits	1,019,422	1,048,723
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	14,520	15,933
Security Deposits	204	732
Other Borrowings	58	77
Other Liabilities	12,465	9,709

Total Liabilities	1,046,669	1,075,174

STOCKHOLDERS’ EQUITY
Preferred Stock—no par value—10,000,000 shares authorized; 33,000 issued as of December 31, 2011 and December 31, 2010; Liquidation value of $33,000 as of December 31, 2011 and December 31, 2010	32,121	31,718
Common Stock—$.01 par value—150,000,000 shares authorized as of December 31, 2011 and December 31, 2010; 1,684,342 shares issued as of December 31, 2011 and 1,641,833 shares issued as of December 31, 2010	114	114
Paid-In Surplus	109,525	111,344
Common Stock Warrants	2,006	2,006
Unallocated ESOP Shares	(3,290)	(5,218)
Accumulated Deficit	(75,743)	(50,629)
Accumulated Other Comprehensive Income	3,499	4,039

Total Stockholders’ Equity	68,232	93,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,114,901	$1,168,548

The accompanying notes are an integral part of the consolidated financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)

	2011	2010	2009
INTEREST INCOME
Loans, including fees	$37,519	$49,118	$57,772
Debt Securities—taxable	3,444	3,870	4,555
Debt Securities—non-taxable	1,278	1,411	1,608
Other	543	517	72

Total Interest Income	42,784	54,916	64,007

INTEREST EXPENSE
Interest Bearing Demand Deposits	158	186	190
Savings Deposits and Money Market Accounts	1,082	1,417	1,668
Certificates of Deposit of less than $100 thousand	2,940	4,673	7,183
Certificates of Deposit of $100 thousand or more	2,517	4,049	6,265
Brokered Deposits	7,864	9,429	5,970
Other	444	481	522

Total Interest Expense	15,005	20,235	21,798

NET INTEREST INCOME	27,779	34,681	42,209
Provision for Loan and Lease Losses	10,920	33,589	25,380

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,859	1,092	16,829

NONINTEREST INCOME
Service Charges on Deposit Accounts	3,122	3,912	4,642
Gain on Sales of Available-for-Sale Securities	—	57	—
Other	5,528	5,534	5,693

Total Noninterest Income	8,650	9,503	10,335

NONINTEREST EXPENSES
Salaries and Employee Benefits	17,571	18,926	20,246
Expense on Premises and Equipment, net of rental income	5,027	5,525	5,891
Impairment of Goodwill	—	—	27,156
Other	25,580	20,807	15,578

Total Noninterest Expenses	48,178	45,258	68,871

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(22,669)	(34,663)	(41,707)
Income Tax Provision (Benefit)	392	9,679	(8,252)

NET LOSS	(23,061)	(44,342)	(33,455)
Preferred Stock Dividends	1,650	1,650	1,609
Accretion of Preferred Stock Discount	403	379	345

NET LOSS ALLOCATED TO COMMON STOCKHOLDERS	$(25,114)	$(46,371)	$(35,409)

NET LOSS PER SHARE:
Net Loss Per Share—Basic	$(15.79)	$(29.46)	$(22.77)
Net Loss Per Share—Diluted	$(15.79)	$(29.46)	$(22.77)
Dividends Declared Per Common Share	$—	$—	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Preferred Stock	Common Stock		Paid-In Surplus	Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity
		Shares	Amount
BALANCE—December 31, 2008	$—	1,642	$114	$111,777	—	$32,387	$5,910	$(5,944)	$144,244
Issuance of Common Stock				—					—
Comprehensive loss—
Net Loss						(33,455)			(33,455)
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							1,575		1,575
Fair value of Derivatives, net of tax and reclassification adjustments							(1,293)		(1,293)

Total Comprehensive Loss									(33,173)
Issuance of Preferred Stock	30,994				2,006				33,000
Accretion of Discount associated with Preferred Stock	345					(345)			—
Preferred Stock Dividends						(1,609)			(1,609)
Common Stock Dividends						(1,236)			(1,236)
Stock-based Compensation				344					344
ESOP Allocation				(157)				774	617
ESOP Purchases of Common Stock								(1,023)	(1,023)

BALANCE—December 31, 2009	31,339	1,642	114	111,964	2,006	(4,258)	6,192	(6,193)	141,164
Issuance of Common Stock				—					—
Comprehensive loss—
Net Loss						(44,342)			(44,342)
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							(847)		(847)
Fair value of Derivatives, net of tax and reclassification adjustments							(1,306)		(1,306)

Total Comprehensive Loss									(46,495)
Accretion of Discount associated with Preferred Stock	379					(379)			—
Preferred Stock Dividends						(1,650)			(1,650)
Common Stock Dividends						—			—
Stock-based Compensation				24					24
ESOP Allocation				(644)				975	331

BALANCE—December 31, 2010	31,718	1,642	114	111,344	2,006	(50,629)	4,039	(5,218)	93,374

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Preferred Stock	Common Stock		Paid-In Surplus	Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity
		Shares	Amount
BALANCE—December 31, 2010	$31,718	1,642	$114	$111,344	$2,006	$(50,629)	$4,039	$(5,218)	$93,374
Issuance of Common Stock		42	—	3					3
Comprehensive loss—
Net Loss						(23,061)			(23,061)
Change in Net Unrealized Gain:
Securities Available-for-Sale, net of tax and reclassification adjustments							1,412		1,412
Fair value of Derivatives, net of tax and reclassification adjustments							(1,952)		(1,952)

Total Comprehensive Loss									(23,601)
Accretion of Discount associated with Preferred Stock	403					(403)			—
Preferred Stock Dividends						(1,650)			(1,650)
Stock-based Compensation			—	12					12
ESOP Allocation				(1,834)				1,928	94

BALANCE—December 31, 2011	$32,121	1,684	$114	$109,525	$2,006	$(75,743)	$3,499	$(3,290)	$68,232

The accompanying notes are an integral part of the consolidated financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,061)	$(44,342)	$(33,455)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities—
Provision for Loan and Lease Losses	10,920	33,589	25,380
Amortization, net	1,576	1,095	679
Impairment of Goodwill	—	—	27,156
Stock-Based Compensation	12	24	344
401(k) and ESOP Match Compensation	94	331	617
Depreciation	1,491	1,795	2,076
Loss (Gain) on Sale of Premises and Equipment, net	60	199	(6)
Loss on Sale of Other Real Estate and Repossessions and Leased Equipment, net	1,122	710	222
Write-down of Other Real Estate and Repossessions	6,788	3,539	1,334
Gain on the Sale of Available-for-Sale Securities	—	(57)	—
Accretion of Fair Value Adjustment, net	(9)	(89)	(175)
Accretion of Cash Flow Swaps	—	—	(528)
Accretion of Terminated Cash Flow Swaps	(1,219)	(2,022)	(1,783)
Deferred Income Taxes	—	12,457	(7,498)
Changes in Operating Assets and Liabilities—
Decrease (Increase) in—
Loans Held for Sale	323	(1,303)	357
Interest Receivable	571	1,084	284
Other Assets	495	(3,753)	(7,522)
(Decrease) Increase in—
Interest Payable	(816)	(1,462)	(2,836)
Other Liabilities	913	(115)	1,476

Net Cash From Operating Activities	(740)	1,680	6,122

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale Securities—
Maturities, Prepayments and Calls	60,066	61,794	31,368
Sales	—	14,762	—
Purchases	(98,627)	(89,540)	(32,915)
Loan Originations and Principal Collections, net	108,310	172,893	22,983
Proceeds from Interim Settlements of Cash Flow Swaps, net	—	—	938
Proceeds from Termination of Cash Flow Swaps	—	—	5,778
Proceeds from Sale of Premises and Equipment	45	25	16
Proceeds from Sale of Other Real Estate Owned and Repossessions	11,480	9,045	8,321
Additions to Premises and Equipment, net	(537)	(200)	(1,466)
Capital Improvements to Repossessions and Other Real Estate	(5)	(1,431)	(363)

Net Cash From Investing Activities	80,732	167,348	34,660

The accompanying notes are an integral part of the consolidated financial statements.

FIRST SECURITY GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(29,301)	(133,950)	106,383
Net Decrease in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(1,413)	(1,978)	(22,125)
Net Decrease of Other Borrowings	(19)	(17)	(2,683)
Proceeds from Issuance of Preferred Stock and Common Stock Warrants	—	—	33,000
Proceeds from Issuance of Common Stock	3	—	—
Purchase of ESOP Shares	—	—	(1,023)
Dividends Paid on Preferred Stock	—	—	(1,402)
Dividends Paid on Common Stock	—	—	(1,236)

Net Cash From Financing Activities	(30,730)	(135,945)	110,914

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,262	33,083	151,696
CASH AND CASH EQUIVALENTS—beginning of year	208,919	175,836	24,140

CASH AND CASH EQUIVALENTS—end of year	$258,181	$208,919	$175,836

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$20,569	$22,309	$24,759
Accrued and Deferred Cash Dividends	$1,650	$1,650	$206
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$15,822	$21,697	$24,634
Income Taxes Paid	$273	$128	$552

The accompanying notes are an integral part of the consolidated financial statements.

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

CASH AND CASH EQUIVALENTS—For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions as well as interest bearing deposits in banks that mature within one year and are carried at cost to be cash equivalents. The Bank is required to maintain average reserve balances with the Federal Reserve Bank of Atlanta.

INTEREST BEARING DEPOSITS IN BANKS—Interest bearing deposits in banks mature within one year and are carried at cost.

SECURITIES—Securities that management does not have the intent or ability to hold to maturity are classified as available-for-sale and recorded at fair value. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Gains and losses on sale of securities are recorded on the trade date and determined using the specific identification method.

The Company reviews available-for-sale securities for impairment on a quarterly basis or more frequently when economic conditions warrant such an evaluation. A security is reviewed for impairment if the fair value is less than its amortized cost basis at the measurement date. The Company determines whether a decline in fair value below the amortized cost is other-than-temporary. The Company determines whether it has the intent to sell the security or whether it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost. If either condition is met, the Company will recognize a full impairment and write the available-for-sale security down to fair value though the Consolidated Income Statement. For securities that the Company does not expect to recover the entire amortized cost and do not meet either of the above conditions, the Company records an other-than-temporary loss for the credit loss portion of the impairment through earnings and the temporary impairment related to all other factors through other comprehensive income.

LOANS—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

The Company also engages in direct lease financing through two wholly owned subsidiaries of the Bank. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is added to interest income over the term of the leases to produce a level yield.

All loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of renewal or collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At management’s discretion, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES—The allowance for loan and lease losses is the amount the Company considers adequate to absorb probable, incurred losses within the portfolio based on management’s evaluation of the size and risk characteristics of the loan portfolio. The Company’s methodology is based on authoritative accounting guidance and applicable guidance from regulatory agencies.

The allowance is increased by charges to income (provision for loan and lease losses) and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the allowance is based on the Company’s historical 5-year loan loss experience, known and inherent risks in the portfolio, strength of credit risk management systems, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

Troubled-debt restructurings (TDRs) are loans in which the borrower is experiencing financial difficulty at the time of restructure, and the Company has granted an economic concession to the borrower. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date and/or reductions in the original contractual interest rate. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Interest income recognition on impaired loans is dependent upon nonaccrual status, TDR designation, and loan type as discussed above.

The Company monitors concentrations of credit risk as defined by applicable accounting and regulatory guidelines.

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

Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. The Company tests intangible assets for impairment at year-end or earlier if events and circumstances warrant. For additional information, refer to Note 8, “Goodwill and Other Intangible Assets,” to the consolidated financial statements.

FORECLOSED PROPERTIES AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential and commercial real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. Ongoing operational expenses after acquisition are expensed as incurred and included in other expenses. At December 31, 2011 and 2010, the Company had $25,141 thousand and $24,399 thousand of foreclosed properties, respectively, and $302 thousand and $763 thousand of other repossessed items, respectively. These amounts are included in other assets in the consolidated balance sheet.

INCOME TAXES—The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period in which the change was enacted. Additionally, the Company does not recognize an income tax expense or benefit on permanent differences, such as tax-exempt income and tax credits. Tax years 2008 through 2010 remain open and subject to examination by taxing authorities for the Company’s federal tax returns. Tax years 2005 through 2010 remain open and subject to examinination by taxing authorities for the Company’s Tennessee tax returns.

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

ADVERTISING COSTS—Advertising costs are charged to expense when incurred. The Company expensed $323 thousand, $155 thousand and $278 thousand in 2011, 2010 and 2009, respectively.

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

RETIREMENT PLANS—Benefit expense associated with retirement plans includes the net periodic costs associated with supplemental retirement plans as well as contributions under the 401(k) and Employee Stock Ownership Plan (“ESOP”).

ESTIMATES AND UNCERTAINTIES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, deferred tax assets and the fair value of financial instruments are particularly subject to change.

PER SHARE DATA—Basic earnings per share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. In periods of a net loss, diluted EPS is calculated in the same manner as basic EPS.

The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain nonforfeitable rights to dividends. These restricted shares are considered participating securities. Accordingly, the Company calculates net income available to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses.

Net income allocated to common shareholders represents net income (loss) after preferred stock dividends, accretion of the discount on preferred stock issuances, and dividends and allocation of undistributed earnings to the participating securities.

COMPREHENSIVE INCOME—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and cash flow derivatives, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. For additional information, refer to Note 3 “Comprehensive Income (Loss)”.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2011, the Company has not entered into a transaction in a dealer capacity.

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

When a cash flow swap is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

ACCOUNTING POLICIES RECENTLY ADOPTED—In December 2011, the FASB issued Accounting Standards Update 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update amended Update 2011-05 to remove requirements that the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income be included on the face of the financial statements for all periods presented. The guidance, with the exception of the reclassification adjustments, is effective January 1, 2012 and must be applied retrospectively for all periods presented. The Company has adopted the standard as of January 1, 2012. The adoption did not have an impact on the Company’s financial position, results of operations or earnings per share.

In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during the interim and annual periods beginning after December 15, 2011. The Company has adopted the standard as of January 1, 2012. The adoption did not have an impact on the Company’s financial position, results of operations or earnings per share.

In April 2011, the FASB issued Accounting Standards Update 2011-02, “The Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update provides additional guidance in determining what is considered a troubled debt restructuring (“TDR”). The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. The disclosure requirements are shown in Note 6 to the consolidated financial statements.

NOTE 2—REGULATORY MATTERS AND MANAGEMENT’S PLANS

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

Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve Bank a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the Office of the Comptroller of the Currency (the “OCC”). Neither the Federal Reserve Bank nor the OCC have accepted that capital plan. A revised five-year strategic and capital plan was submitted to the Federal Reserve Bank and the OCC in March 2012.

The Company is currently deemed not in compliance with certain provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve Bank. Management believes the successful execution of the strategic initiatives discussed above will ultimately result in full compliance with the Agreement and position the Company for long-term growth and a return to profitability.

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

Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of December 31, 2011, the sixth financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 11.2 percent and the Tier 1 capital to adjusted total assets was 5.8 percent. The Bank has notified the OCC of the non-compliance.

During the third quarter of 2010, the OCC requested additional information and clarifications to the Bank’s submitted strategic and capital plans as well as the management assessments. A revised five-year strategic and capital plan was submitted to the Federal Reserve Bank and the OCC in March 2012.

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

The Bank is currently deemed not in compliance with some provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. Management believes the successful execution of the strategic initiatives discussed above will ultimately result in full compliance with the Order and position the Bank for long-term growth and a return to profitability.

On April 29, 2010, the Company filed a current report on Form 8-K describing the Order. The Form 8-K also provides the final, executed Order.

Management’s Plans

The Company continues to operate in a difficult environment and has been significantly impacted by the downturn in real estate values and the general recessionary economy. The Company has experienced significant net operating losses for the years ended December 31, 2011, 2010, and 2009, substantially resulting from declining net interest margins and elevated levels of provision for loan losses. Both of these financial trends were significantly impacted by significant levels of nonperforming assets and related deterioration in the economy.

During 2011, the Company underwent significant change within the Board of Directors and executive management. The changes were predicated on strengthening and deepening the Company’s leadership in order to successfully execute a strategic and capital plan to return the Company to profitable operations, satisfy the requirements of the regulatory actions detailed below, and lower the level of problem assets to an acceptable level.

In December 2011, the Company appointed Michael Kramer as President and Chief Executive Officer. Subsequently, the Company appointed a Chief Credit Officer, Retail Banking Officer and Director of FSGBank’s Wealth Management and Trust Department. During 2011, the Company added three additional directors to the Board and two additional directors in 2012.

The Company’s strategic plan addresses the actions necessary to restore profitability and achieve full compliance with all regulatory agreements, including, but not limited to, restoring capital to the prescribed regulatory levels of the Consent Order. Management is pursuing various options to restore the Company’s capital to a satisfactory level, including, but not limited to, a private stock placement and select asset divestitures of nonperforming assets. Since December 2011, the Company has been in preliminary discussions with multiple potential investors and asset disposition firms.

The Bank has successfully maintained elevated liquidity and has chosen to do so primarily by maintaining excess cash at the Federal Reserve. The Company’s cash position as of December 31, 2011 was $258,181 thousand, compared to $208,919 thousand and $175,836 thousand for December 31, 2010 and 2009, respectively.

The Company’s strategic plan includes maintaining adequate liquidity, reducing nonperforming assets, and appropriately increasing the Company’s capital ratios. Compliance with the capital ratios required in the Consent Order can be achieved by increasing capital and / or through asset sales. The Company’s revised strategic plan has been submitted to the regulatory agencies and the Company is currently implementing the strategic initiatives within the plan.

The Company’s failure to achieve compliance with its regulatory enforcement order may result in additional adverse regulatory action.

NOTE 3—COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity, not only reflecting net income but certain other changes as well. The following table presents the comprehensive income for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
	(in thousands)
Net loss	$(23,061)	$(44,342)	$(33,455)

Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized net (loss) gain on securities arising during the period	1,412	(1,226)	2,390
Tax benefit (expense) related to unrealized net gain	—	417	(815)
Reclassification adjustments for realized gain included in net income	—	(57)	—
Tax expense related to gain realized in net income	—	19	—

Unrealized (loss) gain on securities, net of tax	1,412	(847)	1,575

Derivative cash flow hedges:
Unrealized gain on derivatives arising during the period	(105)	42	353
Tax expense related to unrealized gain	—	(14)	(121)
Reclassification adjustments for realized gain included in net income	(1,847)	(2,022)	(2,310)
Tax expense related to gain realized in net income	—	687	785

Unrealized loss on derivatives, net of tax	(1,952)	(1,306)	(1,293)

Other comprehensive (loss) income, net of tax	(540)	(2,153)	282

Comprehensive loss, net of tax	$(23,601)	$(46,495)	$(33,173)

NOTE 4—EARNINGS PER SHARE

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options, restricted stock awards and common stock warrants using the treasury stock method. The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities. Accordingly, the Company calculated net income available to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. The computation of basic and diluted earnings per share is as follows:

	2011	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net loss	$(23,061)	$(44,342)	$(33,455)
Preferred stock dividends	1,650	1,650	1,609
Accretion of preferred stock discount	403	379	345
Dividends and undistributed earnings allocated on participating securities	—	—	—

Net loss allocated to common stockholders	$(25,114)	$(46,371)	$(35,409)

Denominator:
Weighted average common shares outstanding including participating securities	1,593	1,575	1,556
Less: Participating securities	2	1	1

Weighted average basic common shares outstanding	1,591	1,574	1,555

Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—	—

Weighted average diluted common shares outstanding	1,591	1,574	1,555

Net Loss per share:
Basic	$(15.79)	$(29.46)	$(22.77)
Diluted	$(15.79)	$(29.46)	$(22.77)

On January 9, 2009, as part of the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program (TARP), the Company issued a ten-year warrant to purchase up to 82,363 shares of the Company’s common stock, $0.01 par value, at an exercise price of $60.10 per share. Note 16 discusses the transaction in further detail. The common stock warrants are treated as outstanding options under the treasury stock method for calculating the weighted average diluted shares outstanding. For the years ended December 31, 2011 and 2010, the common stock warrants were anti-dilutive.

Due to the net loss allocated to common shareholders for all periods shown, all stock options, stock warrants, and restricted stock grants are considered anti-dilutive. As of December 31, 2011, a total of 90 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.

NOTE 5—SECURITIES

Investment Securities by Type

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
December 31, 2011
Debt securities—
US government-sponsored entities and agencies	$23,984	$251	$—	$24,235
Mortgage-backed—residential	134,210	2,817	129	136,898
Municipals	30,453	1,419	—	31,872
Other	127	—	91	36

	$188,774	$4,487	$220	$193,041

Securities available-for-sale
December 31, 2010
Debt securities—
US government-sponsored entities and agencies	$31,967	$199	$339	$31,827
Mortgage-backed—residential	84,515	2,366	73	86,808
Municipals	34,700	947	147	35,500
Other	127	—	97	30

	$151,309	$3,512	$656	$154,165

Proceeds from sales of securities available-for-sale totaled $14,762 thousand for the year ended December 31, 2010. There were no sales of securities during the years ended December 31, 2011 and 2009. Gross realized gains from sales of securities were $368 thousand for the year ended December 31, 2010. Gross realized losses were $311 thousand from sales of securities available-for-sale for the year ended December 31, 2010.

At December 31, 2011 and 2010, federal agencies, municipals and mortgage-backed securities with a carrying value of $22,449 thousand and $21,572 thousand, respectively, were pledged to secure public deposits. At December 31, 2011 and 2010, the carrying amount of securities pledged to secure repurchase agreements was $26,635 thousand and $30,254 thousand, respectively. At December 31, 2011 and 2010, securities of $5,678 thousand and $5,756 thousand, respectively, were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions.

Maturity of Securities

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2011, are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$3,331	$3,374
Over 1 year through 5 years	19,352	19,991
5 years to 10 years	27,916	28,651
Over 10 years	3,965	4,127

	54,564	56,143
Mortgage-backed securities-residential	134,210	136,898

	$188,774	$193,041

Impairment Analysis

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2011
US government-sponsored entities and agencies	$16,354	$67	$—	$—	$16,354	$67
Mortgage-backed—residential	10,426	62	—	—	10,426	62
Municipals	—	—	—	—	—	—
Other	—	—	36	91	36	91

Totals	$26,780	$129	$36	$91	$26,818	$220

December 31, 2010
US government-sponsored entities and agencies	$15,147	$339	$—	$—	$15,147	$339
Mortgage-backed—residential	8,466	73	—	—	8,466	73
Municipals	4,030	110	364	37	4,394	147
Other	—	—	30	97	30	97

Totals	$27,643	$522	$394	$134	$28,037	$656

As of December 31, 2011, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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

As of December 31, 2011, gross unrealized losses in the Company’s portfolio totaled $220 thousand, compared to $656 thousand as of December 31, 2010. The unrealized losses in federal agencies (consisting of five securities) and mortgage-backed (consisting of three securities) securities are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two trust preferred securities. The unrealized losses in the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at December 31, 2011 are considered temporary.

NOTE 6—LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans by type are summarized as follows:

	2011	2010
	(in thousands)
Loans secured by real estate—
Residential 1-4 family	$217,597	$252,026
Commercial	195,062	226,357
Construction	53,807	84,232
Multi-family and farmland	31,668	36,393

	498,134	599,008
Commercial loans	59,623	82,807
Consumer installment loans	20,011	33,860
Leases, net of unearned income	2,920	7,916
Other	3,809	3,500

Total loans	584,497	727,091
Allowance for loan and lease losses	(19,600)	(24,000)

Net loans	$564,897	$703,091

The loan portfolio includes lease financing receivables consisting of direct financing leases on equipment. The components of the investment in lease financing were as follows:

	2011	2010
	(in thousands)
Lease payments receivable	$3,334	$8,850
Estimated residual value of leased assets	68	188

Gross investment in lease financing	3,402	9,038
Unearned income	(482)	(1,122)

Net investment in lease financing	$2,920	$7,916

At December 31, 2011, the minimum future lease payments to be received were as follows:

Amount
(in thousands)
2012	$2,778
2013	500
2014	56
2015 and after	—

Total lease payments receivable	$3,334

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

The following table presents an analysis of the allowance for loan and lease losses for the year ended December 31, 2011. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $24 thousand, $24 thousand and $24 thousand as of December 31, 2011, 2010 and 2009, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $253 thousand and $229 thousand at December 31, 2011 and 2010, respectively.

Allowance for Loan and Lease Losses

For the Year Ended December 31, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000
Charge-offs	(2,180)	(6,928)	(5,581)	(207)	(3,235)	(330)	(929)	(4)	—	(19,394)
Recoveries	404	222	744	384	894	949	472	5	—	4,074
Provision	798	7,383	3,417	(210)	298	(1,027)	258	3	—	10,920

Ending balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$—	$19,600

Allowance for Loan and Lease Losses

For the Year Ended December 31, 2010

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi- family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2009	$5,037	$4,525	$6,706	$766	$6,953	$1,107	$1,386	$12	$—	$26,492
Charge-offs	(2,572)	(2,955)	(10,514)	(1,150)	(16,420)	(1,061)	(2,050)	(49)	—	(36,771)
Recoveries	56	160	7	—	326	138	—	3	—	690
Provision	4,825	3,820	6,706	1,145	14,833	629	1,581	50	—	33,589

Ending balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000

The following table presents an analysis of the allowance for loan and lease losses for individually and collectively evaluated loans as of December 31, 2011 and 2010, by classification.

As of December 31, 2011

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$4,109	$33	$10,904	$474	$13,377	$324	$1,471	$—	$29,861	$831
Collectively evaluated	213,488	6,335	184,063	5,753	40,430	1,161	30,197	728	407,401	13,977

Total evaluated	$217,597	$6,368	$195,062	$6,227	$53,807	$1,485	$31,668	$728	$498,134	$14,808

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,064	$150	$—	$—	$1,564	$495	$—	$—	$33,489	$1,476
Collectively evaluated	57,559	3,499	20,011	405	1,356	223	3,809	20	551,008	18,124

Total evaluated	$59,623	$3,649	$20,011	$405	$2,920	$718	$3,809	$20	$584,497	$19,600

As of December 31, 2010

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,944	$—	$8,232	$—	$23,909	$148	$415	$—	$34,500	$148
Collectively evaluated	250,082	7,346	218,125	5,550	60,323	2,757	35,978	761	564,508	16,414

Total evaluated	$252,026	$7,346	$226,357	$5,550	$84,232	$2,905	$36,393	$761	$599,008	$16,562

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,600	$309	$1,423	$—	$2,083	$—	$—	$—	$41,606	$457
Collectively evaluated	79,207	5,383	32,437	813	5,833	917	3,500	16	685,485	23,543

Total evaluated	$82,807	$5,692	$33,860	$813	$7,916	$917	$3,500	$16	$727,091	$24,000

The following table presents an analysis of the allowance for loan and lease losses for the years ended December 31, 2009.

2009
Allowance for loan and lease losses—beginning of year	$17,385
Provision expense for loan and lease losses	25,380
Loans charged off	(16,682)
Loan loss recoveries	409

Allowance for loan and lease losses—end of year	$26,492

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

For the allowance analysis, the Company’s primary categories are: pass, special mention, substandard—non-impaired, and substandard—impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2011:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$185,464	$6,383	$21,641	$4,109	$217,597
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809

Total Loans	$459,283	$29,551	$62,174	$33,489	$584,497

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2010:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$217,470	$7,378	$25,234	$1,944	$252,026
Real estate: Commercial	182,584	18,030	17,511	8,232	226,357
Real estate: Construction	46,305	3,970	10,048	23,909	84,232
Real estate: Multi-family and farmland	30,835	3,238	1,905	415	36,393
Commercial	54,456	4,338	20,316	3,600	82,807
Consumer	31,238	43	1,156	1,423	33,860
Leases, net of unearned income	—	2,036	3,797	2,083	7,916
Other	3,464	—	36	—	3,500

Total Loans	$566,352	$39,033	$80,003	$41,606	$727,091

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $33,489 thousand and $41,606 thousand at December 31, 2011 and 2010, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the years ended December 31, 2009, 2010 or 2011. The following table presents additional information on the Company’s impaired loans as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011				As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$3,510	$3,665	$—	$2,280	$1,944	$2,265	$—
Real estate: Commercial	9,512	15,555	—	10,601	8,232	9,210	—
Real estate: Construction	12,623	15,757	—	10,897	18,644	24,886	—
Real estate: Multi-family and farmland	1,471	1,471	—	1,189	415	415	—
Commercial	1,354	1,354	—	2,603	2,658	12,634	—
Consumer	—	—	—	899	1,423	1,423	—
Leases	574	574	—	1,029	2,083	2,198	—
Other	—	—	—	—	—	—	—

Total	$29,044	$38,376	$—	$34,288	$35,399	$53,031	$—

Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$599	$599	$33	$1,103	$—	$—	$—
Real estate: Commercial	1,392	1,392	474	2,376	—	—	—
Real estate: Construction	755	755	324	6,316	5,265	5,400	148
Real estate: Multi-family and farmland	—	—	—	294	—	—	—
Commercial	710	710	150	642	942	977	309
Consumer	—	—	—	—	—	—	—
Leases	989	989	494	115	—	—	—
Other	—	—	—	—	—	—	—

Total	$4,445	$8,085	$1,475	$5,926	$6,207	$6,377	$457

Impaired loans averaged $36,851 thousand in 2010 and $27,401 thousand in 2009.

Nonaccrual loans were $46,907 thousand and $54,082 thousand at December 31, 2011 and 2010, respectively. The following table provides nonaccrual loans by type:

	As of December 31, 2011	As of December 31, 2010
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$10,877	$8,906
Real estate: Commercial	13,288	9,181
Real estate: Construction	14,683	25,586
Real estate: Multi-family and farmland	2,272	826
Commercial	3,087	4,228
Consumer and other	456	1,896
Leases	2,244	3,459

Total Loans	$46,907	$54,082

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
Loans by Classification
Real estate: Residential 1-4 family	$4,857	$6,232	$11,089	$206,508	$217,597	$232
Real estate: Commercial	4,652	9,587	14,239	180,823	195,062	370
Real estate: Construction	2,262	10,393	12,655	41,152	53,807	70
Real estate: Multi-family and farmland	583	2,922	3,505	28,163	31,668	1,416

Subtotal of real estate secured loans	12,354	29,134	41,488	456,646	498,134	2,088
Commercial	690	3,454	4,144	55,479	59,623	620
Consumer	70	370	440	19,571	20,011	42
Leases	150	1,674	1,824	1,096	2,920	4
Other	5	68	73	3,736	3,809	68

Total Loans	$13,269	$34,700	$47,969	$536,528	$584,497	$2,822

The following table provides the past due status for all loans as of December 31, 2010. Nonaccrual loans are included in the applicable classification.

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

The Company has allocated $421 thousand of specific reserves against the principal balances of $824 thousand to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011, and no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company has not committed to lend additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 3 months to 1 year. There were no modifications during the year ending December 31, 2011 involving an extension of the maturity date.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
Troubled Debt Restructurings:
Commercial real estate Construction	1	3,300	3,300
Residential real estate	1	254	254

Total	2	$3,554	$3,554

The troubled debt restructurings described above did not increase the allowance for loan losses or result in charge offs during the year ending December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Commercial	1	430	430
Commercial	1	1,988	959

Total	2	$2,418	$1,389

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses and resulted in charge offs of $959 thousand during the year ending December 31, 2011.

At December 31, 2011 and 2010, the Company had $138,539 thousand and $161,622 thousand, respectively, of loans pledged to secure borrowings from the Federal Home Loan Bank of Cincinnati. The loans pledged included all residential first mortgage loans.

The Company has entered into transactions with certain directors, executive officers and significant stockholders and their affiliates. The aggregate amount of loans to such related parties at December 31, 2011 and 2010 was $518 thousand and $1,050 thousand, respectively. New loans made to such related parties amounted to $460 thousand and principal and interest payments amounted to $29 thousand for 2011. New loans made to such related parties amounted to $206 thousand and principal and interest payments amounted to $2,280 thousand for 2010. Additionally, new directors for 2010 had loans totaling $746 thousand as of their appointment dates and resigning directors during 2010 had loans totaling $1,426 thousand as of their resignation dates.

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	2011	2010
	(in thousands)
Land and improvements	$9,789	$10,188
Buildings and improvements	24,068	25,236
Equipment	14,268	14,193

Premises and equipment-gross	48,125	49,617
Accumulated depreciation	(19,454)	(18,803)

Premises and equipment-net	$28,671	$30,814

The amount charged to operating expenses for depreciation was $1,491 thousand for 2011, $1,795 thousand for 2010 and $2,076 thousand for 2009.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Related Impairment Analysis

The Company recorded a full impairment of $27,156 thousand on its goodwill during 2009. The Company’s policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount as required by authoritative accounting guidance. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The impairment testing is a two-step process. Step 1 compares the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, Step 2 is performed. Step 2 involves a process similar to business combination accounting in which fair value is assigned to all assets, liabilities and other (non-goodwill) intangibles. The result of Step 2 is the implied fair value of goodwill. If the implied fair value of goodwill is below the recorded goodwill amount, an impairment charge is recorded for the difference.

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

The Company’s goodwill was associated with six prior acquisitions. Three acquisitions were taxable asset purchases and three were non-taxable stock purchases. The 2009 goodwill impairment that was deductible for tax was $6,953 thousand, which added $2,394 thousand to the tax benefit recognized in the third quarter of 2009. The remaining $20,203 thousand goodwill impairment was not deductible for taxes and thus no tax benefit was recognized.

Other Intangible Assets

The Company has other intangible assets in the form of core deposit intangibles. The core deposit intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. A summary of other intangible assets is as follows:

	2011	2010
	(in thousands)
Gross carrying amount	$7,041	$7,041
Less: Accumulated amortization and impairment	6,059	5,580

Balance	$982	$1,461

Amortization expense on other intangible assets was $479 thousand for 2011, $457 thousand for 2010 and $485 thousand for 2009. Amortization expense for the Company’s core deposit intangibles for the next five years is as follows:

Year
(in thousands)
2012	$382
2013	270
2014	196
2015	134
2016	—

$982

NOTE 9—DEPOSITS

The aggregate amount of time deposits of $100 thousand or more was $185,904 thousand and $153,138 thousand at December 31, 2011 and 2010, respectively.

Brokered deposits were as follows:

	2011	2010
	(in thousands)
Brokered certificates of deposits	$237,032	$302,584
CDARS®	1,405	12,292

	$238,437	$314,876

Brokered certificates of deposits issued in denominations of $100 thousand or more are participated out by the deposit brokers in shares of $100 thousand or less. CDARS® includes $1,405 thousand one-way buy deposits and no First Security customers’ reciprocal accounts as of December 31, 2011.

Scheduled maturities of time deposits as of December 31, 2011, are as follows:

	Time Deposits	Brokered CDs	CDARS®	Totals
	(in thousands)
2012	$255,578	$59,358	$1,034	$315,970
2013	97,356	90,418	—	187,774
2014	51,920	59,428	371	111,719
2015	1,714	21,061	—	22,775
2016 and thereafter	1,707	6,767	—	8,474

	$408,275	$237,032	$1,405	$646,712

NOTE 10—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2011 and December 31, 2010, the Company had no lines of credit to purchase federal funds with correspondent banks.

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

At December 31, 2011 and 2010, the Company had securities sold under agreements to repurchase of $4,520 thousand and $5,933 thousand, respectively, by commercial checking customers. The Company had a structured repurchase agreement with another financial institution of $10,000 thousand at December 31, 2011 and 2010. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $26,635 thousand and $30,254 thousand at December 31, 2011 and 2010, respectively. These agreements averaged $15,169 thousand and $18,435 thousand during 2011 and 2010, respectively. The maximum amounts outstanding at any month end during 2011 and 2010 were $15,701 thousand and $20,507 thousand, respectively. Interest expense on repurchase agreements totaled $440 thousand, $474 thousand and $498 thousand for the years ended 2011, 2010 and 2009, respectively.

The structured repurchase agreement with another financial institution provides for a variable rate of three-month LIBOR minus 75 basis points for the first year ending November 6, 2008 and a fixed rate of 3.93% for the remaining term, and is callable on a quarterly basis after the first year. The maturity date is November 6, 2012.

NOTE 11—OTHER BORROWINGS

Other borrowings at December 31, 2011, consist of a mortgage note totaling $58 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2011. Other borrowings at December 31, 2010, consist of long-term fixed rate advances from the FHLB totaling $3 thousand and a mortgage note totaling $74 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2010.

Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of December 31, 2011 and 2010 are secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB. Advances for both years are also secured by the FHLB stock owned by the Company. As of December 31, 2011 and 2010, for additional borrowing capacity, the FHLB required the Company to pledge investment securities or individual, qualifying loans, subject to approval of the FHLB. As of December 31, 2011 and 2010, the Company had loans totaling $138,539 thousand and

$161,622 thousand, respectively, pledged as collateral at the FHLB. At December 31, 2011, the Company’s remaining available borrowing capacity with the FHLB was approximately $715 thousand.

As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At December 31, 2011 and 2010, the Company owned FHLB stock totaling $2,276 thousand and $2,276 thousand, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet.

The Company had no FHLB advances as of December 31, 2011. The terms of the other borrowing as of December 31, 2011 are as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2015	1/5/1995	Fixed rate mortgage	$58	240 months	7.50%	1/5/2015

NOTE 12—LEASES

The Company leases bank branches and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2011, are as follows:

Amount
(in thousands)
2012	$606
2013	529
2014	456
2015	447
2016	437
Thereafter	3,995

Total minimum lease commitments	$6,470

Rent expense totaled $883 thousand, $986 thousand and $954 thousand for the years ended 2011, 2010 and 2009, respectively.

NOTE 13—INCOME TAXES

The income tax (benefit) provision consists of the following:

	For the Years Ended
	2011	2010	2009
	(in thousands)
Current (benefit) provision	$392	$(2,778)	$(754)
Deferred provision (benefit)	—	12,457	(7,498)

Income tax provision (benefit)	$392	$9,679	$(8,252)

For 2011, the Company recognized an income tax expense of $392 thousand, compared to an income tax expense of $9,679 thousand for 2010 and income tax benefit of $8,252 thousand for 2009. The following reconciles the income tax provision (benefit) to statutory rates:

	For the Years Ended
	2011	2010	2009
	(in thousands)
Federal taxes at statutory tax rate	$(7,707)	$(11,785)	$(14,180)
Increase (decrease) resulting from:
Non-deductible goodwill impairment	—	—	6,869
Low income housing and historical tax credits	(389)	(895)	—
Tax exempt earnings from securities	(435)	(480)	(547)
Tax exempt earnings on bank owned life insurance	(342)	(351)	(342)
Increase in unrecognized tax benefits for prior year tax positions	—	—	1,096
Other, net	678	126	(270)
State tax (benefit) provision, net of federal effect	(923)	(1,486)	(878)
Changes in the deferred tax asset valuation allowance	9,510	24,550	—

Income tax provision (benefit)	$392	$9,679	$(8,252)

The increase in the deferred tax asset valuation allowance fully offset the income tax benefits recognized during 2011. The benefit recognized during 2011 before the valuation allowance primarily related to increases in deferred tax assets, including the year-to-date operating loss.

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	2011	2010
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$21,104	$12,553
Allowance for loan and lease losses	7,434	8,821
Federal tax credits	2,582	1,933
Other real estate owned	3,685	1,667
Goodwill and other intangible assets	896	1,125
Salary continuation plan	883	874
Acquisition fair value adjustments	22	78
Deferred loan fees	71	73
Other assets	805	979

Total deferred tax assets	37,482	28,103

Deferred tax liabilities
Premises and equipment	1,296	1,682
Core deposit intangibles	108	253
Leasing activities	15	223
Securities available-for-sale	1,451	971
FHLB stock	305	305
Gain on business combination	13	40
Other	50	79

Total deferred tax liabilities	3,238	3,553

Net deferred tax asset before valuation allowance	34,244	24,550
Deferred tax asset valuation allowance	(34,244)	(24,550)

Net deferred tax asset after valuation allowance	$—	$—

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

During 2010, the Company established a deferred tax asset valuation allowance of $24,550 thousand and increased the allowance by $9,694 thousand during 2011, after evaluating all available positive and negative evidence. Positive evidence included the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance.

During 2010, the Company entered into a net operating loss carryforward position for federal tax purposes. The net operating loss and federal tax credits as disclosed above can be carried forward for a 20 year period and if not utilized, will begin expiring in 2030.

The Company evaluated its material tax positions as of December 31, 2011. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements. The roll-forward of unrecognized tax benefits is as follows:

	2011	2010
	(in thousands)
Balance at beginning of period	$1,338	$1,146
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	142	192
Lapse of statute	—	—

Balance at end of period	$1,480	$1,338

Of this total, $977 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The uncertain tax position arises in a state tax position. The Company is currently in settlement negotiations with the respective state taxing authority covering the above uncertain tax positions and expects resolution during 2012. The estimate of the reasonably possible change is $977 thousand as of December 31, 2011.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2011, 2010 and 2009 were $66 thousand, $65 thousand and $131 thousand, respectively, and the amounts accrued for interest and penalties at December 31, 2011 and 2010 were $262 thousand and $196 thousand, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2005.

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

The Company recognized $99 thousand, $331 thousand and $617 thousand in expense under the Plan for 2011, 2010 and 2009, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.

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

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The number of unallocated, committed to be released and allocated shares are as follows:

	Unallocated shares	Committed to be released shares	Allocated shares	Compensation Expense
				(in thousands)
Shares as of December 31, 2008	71,016	—	24,171
Shares purchased by ESOP during 2009	24,880	—	—
Shares allocated for match during 2009	(19,018)	—	19,018	$617

Shares as of December 31, 2009	76,878	—	43,189
Shares allocated for match during 2010	(19,106)	—	19,106	$331

Shares as of December 31, 2010	57,772	—	62,295
Shares obtained as result of reverse stock split	7	—	—
Shares allocated for match during 2011	(27,054)	—	27,054	$99

Shares as of December 31, 2011	30,725	—	89,349

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2011, the market value of the 30,725 unallocated shares outstanding totaled $72 thousand. At December 31, 2010, the market value of the 57,772 unallocated shares outstanding totaled $520 thousand.

NOTE 15—LONG-TERM INCENTIVE PLAN

As of December 31, 2011, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (2002 LTIP) and the 1999 Long-Term Incentive Plan (1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

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

	2011	2010	2009
Expected dividend yield	—	—	0.98%
Expected volatility	—%	46%	36%
Risk-free interest rate	—%	2.42%	3.06%
Expected life of option	—	6.5 years	6.5 years
Grant date fair value	$—	$0.79	$1.44

There were no stock options exercised during 2011, 2010 or 2009. At December 31, 2011, there was $79 thousand unrecognized compensation expense related to share-based payments, which is expected to be recognized over a weighted average period of 36 months.

The following is a summary of the status of stock options as of December 31, 2011 and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding—December 31, 2010	102	$78.32	3.51	$2

Exercisable—December 31, 2010	95	$80.49	3.17	$2

Outstanding—January 1, 2011	102	$78.32
Granted	—	—
Exercised	—	—
Forfeited	(54)	74.49

Outstanding—December 31, 2011	48	$82.58	3.51	$—	[1]

Exercisable—December 31, 2011	46	$85.18	3.17	$—	[1]

[1]	At December 31, 2011, the strike price of all outstanding options exceeded the share price resulting in no intrinsic value.

The Company recorded compensation expense of $9 thousand, $14 thousand and $270 thousand related to stock options for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, shares available for future grants to employees and directors under existing plans were zero shares and 106 thousand shares for the 1999 LTIP and 2002 LTIP, respectively.

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

The Company recognized $3 thousand, $10 thousand and $74 thousand in stock-based compensation for 2011, 2010 and 2009, respectively, net of forfeitures related to restricted stock. As of December 31, 2011, unearned stock-based compensation of $79 thousand was associated with these awards. This cost is expected to be recognized over a weighted-average period of 27 months. The total fair value of shares vested during 2011 and 2010 was $1 thousand and $2 thousand, respectively.

The following table summarizes the restricted stock activity:

	2011
	Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested—beginning of period	1	$90.80
Granted	41	$1.87
Vested	(1)	$90.80
Exercised	1	$90.80
Forfeited	—	—

Nonvested—end of period	42	$1.87

The restricted stock awards granted during 2011 vest two-thirds on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant.

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

On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12,745 thousand from First Security Group, Inc. to the First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (401(k) and ESOP plan). The purpose of the loan was to purchase Company shares in open market transactions through December 31, 2009. The shares will be used for future Company matching contributions with the 401(k) and ESOP plan. From January 1, 2009 to December 31, 2009, the Company purchased 24,880 shares at an average cost of $41.10. As of December 31, 2009, the cumulative purchases total 70,068 shares at a total cost of $4,056 thousand, or an average of $57.90 per share. No shares were purchased by the 401(k) and ESOP plan during 2010 or 2011.

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

On January 9, 2009, as part of the Capital Purchase Program (CPP) administered by the U.S. Department of the Treasury (Treasury), the Company agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares (Preferred Stock) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (2) an immediately exercisable ten-year warrant to purchase up to 82,363 shares of the Company’s common stock, $0.01 par value, at an exercise price of $60.10 per share, for an aggregate purchase price of $33,000 thousand in cash. As a participant in the CPP, the Company is subject to limitations on the payments of dividends to common stockholders.

The Preferred Stock qualifies as tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year or the following business day. The Company recognized $1,650 thousand and $1,650 thousand for the Preferred Stock dividend for the years ended December 31, 2011 and 2010, respectively. Since the January 2010 dividend payment date, the Company has deferred the payment of the Preferred Dividend. As of December 31, 2011 and 2010, $3,506 thousand and $1,856 thousand, respectively, was accrued for the Preferred Stock dividends and is included in other liabilities in the Company’s consolidated balance sheet.

The total purchase price of $33,000 thousand was allocated between the Preferred Stock and the warrants based on the respective fair values of each. The warrants are valued at $2,006 thousand. The Preferred Stock original discount was $2,006 thousand. This discount is being accreted over the expected life of the Preferred Stock, or five years, utilizing the effective interest method. For the years ended December 31, 2011 and 2010, the Company recognized $403 thousand and $379 thousand, respectively, in Preferred Stock discount accretion.

As previously reported, William F. Grant, III and Robert R. Lane were elected to the First Security Board of Directors in 2012. Both were elected to the Board of Directors of First Security pursuant to the terms of First Security’s outstanding Series A Preferred Stock. Under the terms of the Series A Preferred Stock, Treasury has the right to appoint up to two directors to First Security’s Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of nine quarterly dividend periods. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends for all past dividend periods have been paid. Members of the Board of Directors elected by Treasury have the same fiduciary duties and obligations to all of the shareholders of First Security as any other member of the Board of Directors.

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

The following table provides the regulatory capital ratios as of December 31, 2011 and 2010:

	Actual		FSGBank Consent Order		Minimum to be Adequately Capitalized under Prompt Corrective Acton Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$72,061	11.0%	n/a	n/a	$52,579	8.0%
FSGBank, N.A.	$71,411	10.9%	$84,915	13.0%	$52,255	8.0%

Tier 1 capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$63,752	9.7%	n/a	n/a	$26,290	4.0%
FSGBank, N.A.	$63,102	9.7%	n/a	n/a	$26,128	4.0%
Tier 1 capital to average assets-
First Security Group, Inc. and subsidiary	$63,752	5.7%	n/a	n/a	$44,788	4.0%
FSGBank, N.A.	$63,102	5.6%	$100,770	9.0%	$44,787	4.0%

	Actual		FSGBank Consent Order		Minimum to be Adequately Capitalized under Prompt Corrective Acton Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$97,839	12.5%	n/a	n/a	$62,757	8.0%
FSGBank, N.A.	$95,339	12.2%	$101,783	13.0%	$62,636	8.0%

Tier 1 capital to risk-weighted assets-
First Security Group, Inc. and subsidiary	$87,874	11.2%	n/a	n/a	$31,378	4.0%
FSGBank, N.A.	$85,374	10.9%	n/a	n/a	$31,318	4.0%
Tier 1 capital to average assets-
First Security Group, Inc. and subsidiary	$87,874	7.3%	n/a	n/a	$48,356	4.0%
FSGBank, N.A.	$85,374	7.1%	$108,794	9.0%	$48,353	4.0%

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The classification of an asset or liability as Level 3 versus Level 2 involves judgment and is based on a variety of subjective factors in order to assess whether a market is inactive, resulting in the application of significant unobservable assumptions to value a financial instrument. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive are based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and include considerations of illiquidity in the current market environment.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$24,235	$—	$24,235	$—
Mortgage-backed—residential	136,898	—	136,898	—
Municipals	31,872	—	30,533	1,339
Other	36	—	—	36
Loans held for sale	2,233	—	2,233	—
Financial liabilities
Forward loan sales contracts	21	—	21	—

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$31,827	$—	$31,827	$—
Mortgage-backed—residential	86,808	—	86,808	—
Municipals	35,500	—	35,250	250
Other	30	—	—	30
Loans held for sale	2,556	—	2,556	—
Forward loan sales contracts	84	—	84	—
Financial liabilities
None

For the three years ended December 31, 2011, the Company did not recognize any realized or unrealized gains or losses on Level 3 fair value assets or liabilities. Additionally, the Company did not purchase or sell any assets into or out of the Level 3 classification. All securities held are historically traded in liquid markets, except for the bonds shown as Level 3 investments as of December 31, 2011. A $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. Two investments are pooled trust preferred securities with a book value of $38 thousand. Four municipals that are not rated by credit rating agencies are also shown as Level 3 investments, with a book value of $1,087 thousand. At December 31, 2011, the Company transferred the four municipal bonds into Level 3 due to a lack of comparable sales transactions. The Company did not transfer any assets between the Level 1 and Level 2 classifications.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Securities Available for Sale
	2011	2010
Balance of recurring Level 3 assets at January 1	$280	$332
Total gains or losses (realized/unrealized):
Included in other comprehensive income	8	(52)
Transfers in and/or out of Level 3	1,087	—

Balance of recurring Level 3 assets at December 31	$1,375	$280

At December 31, 2011, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), repossessions and collateral-dependent impaired loans. Such measurements were determined utilizing Level 2 and Level 3 inputs.

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

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of December 31, 2011.

	Balance as of December 31, 2010	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance as of December 31, 2011
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	$250	$—	$—	$1,089	$1,339
Other	30	6	—	—	36

The Company recognized a $6 thousand unrealized gain on its pooled trust preferred securities, which are classified as Level 3 fair value assets.

The Company records adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for loan and lease losses. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan and lease losses or the expense is recognized as a partial charge-off. The fair value of collateral-dependent loans is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the marketplace. These measurements have generally been classified as Level 3.

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis, for which impairment was recognized for the year ended December 31, 2011 and 2010.

	Carrying Value as of December 31, 2011	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2011
	(in thousands)
Other real estate owned—
Construction/development loans	$8,591	$—	$—	$8,591	$(4,351)
Residential real estate loans	5,007	—	—	5,007	(1,285)
Commercial real estate loans	3,481	—	—	3,481	(1,977)

Other real estate owned	17,079			17,079	(7,631)

Collateral-dependent loans—
Real Estate: Residential 1-4 family	12,919	—	—	12,919	(324)
Real Estate: Commercial	3,191	—	—	3,191	(33)
Real Estate: Construction	7,158	—	—	7,158	—
Real Estate: Multi-family and farmland	1,129	—	—	1,129	—
Commercial	989	—	—	989	(495)

Collateral-dependent loans	25,386	—	—	25,386	(852)

Totals	$42,466	$—	$—	$42,466	$(8,465)

	Carrying Value as of December 31, 2010	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2010
	(in thousands)
Other real estate owned	$16,533	$—	$16,533	$—	$(5,927)
Repossessions	$477	$—	$477	$—	$(579)
Collateral-dependent impaired loans	$30,865	$—	$30,865	$—	$(17,631)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$8,884	$8,884	$8,298	$8,298
Interest bearing deposits in banks	$249,297	$249,297	$200,621	$200,621
Securities available-for-sale	$193,041	$193,041	$154,165	$154,165
Loans held for sale	$2,233	$2,233	$2,556	$2,556
Loans	$582,264	$590,725	$724,535	$736,232
Allowance for loan and lease losses	$(19,600)	$(19,600)	$(24,000)	$(24,000)
Accrued Interest Receivable	$2,798	$2,798	$3,369	$3,369
FHLB stock	$2,276	n/a	$2,276	n/a

Financial liabilities
Deposits	$1,019,422	$1,021,731	$1,048,723	$1,052,784
Federal funds purchased and securities sold under agreements to repurchase	$14,520	$14,520	$15,933	$15,933
Accrued Interest Payable	$1,906	$1,906	$2,722	$2,722
Other borrowings	$58	$58	$77	$77

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

•

Securities—The Company’s securities are valued utilizing Level 2 inputs with the exception of certain bonds valued utilizing Level 3 inputs. Level 2 inputs are based on quoted prices for similar assets in active markets. Pricing matrices and cash flow modeling were used to value the Level 3 securities.

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

•

FHLB Stock—FHLB stock is redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for this instrument is available and it is carried at cost.

•	Accrued interest receivable—The carrying value of accrued interest receivable approximates fair value.

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

•	Accrued interest payable—The carrying value of accrued interest payable approximates fair value.

•	Other borrowings—Other borrowings carrying amount reported in the consolidated balance sheets approximates fair value.

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

As of December 31, 2011 and 2010, there were $2,233 thousand and $2,556 thousand, respectively, in loans held for sale recorded at fair value. For the years ended December 31, 2011 and 2010, approximately $737 thousand and $909 thousand, respectively, in loan origination and related fee income was recognized in noninterest income, and an insignificant amount of origination and related fee expense, respectively, was recognized in noninterest expense utilizing the fair value option.

For the year ended December 31, 2011 and 2010, the Company recognized a loss of $128 thousand and $47 thousand, respectively, due to changes in fair value for loans held-for-sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of non-interest income, and offset approximately $233 thousand in 2011 and $4 thousand in 2010 of the change in fair value of loans held for sale.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected as of December 31, 2011 and 2010.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance under FVO	Fair Value Carrying Amount Over / (Under) Unpaid Principal
	(in thousands)
Loans held for sale as of December 31, 2011	$2,233	$2,212	$21
Loans held for sale as of December 31, 2010	$2,556	$2,640	$(84)

NOTE 20—DERIVATIVE FINANCIAL INSTRUMENTS

The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2011, the Company had not entered into a transaction in a dealer capacity.

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

On August 28, 2007, the Company elected to terminate a series of seven interest rate swaps with a total notional value of $150 million. At termination, the swaps had a market value of $2.0 million. The gain is being accreted into interest income over the remaining expected terms of the hedged variable rate loans. The Company recognized $219 thousand, $394 thousand and $534 thousand in interest income for the years ended December 31, 2011, 2010 and 2009, respectively.

On March 26, 2009, the Company elected to terminate two interest rate swaps with a total notional value of $50 million. At termination, the swaps had a market value of $5.8 million. The Company terminated the swaps to eliminate increasing credit risk with the counterparty. The gain is being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $1,628 thousand in interest income each for the years ended December 31, 2011 and 2010.

The following table presents the accretion of the remaining gain for the terminated swaps.

	2012	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$62	$62
Accretion of gain from 2009 terminated swaps	$1,272	$1,272

The following are the cash flow hedges as of December 31, 2011:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,233	$—	$21	$(14)	various

Total	$2,233	$—	$21	$(14)

Terminated asset hedges
Cash flow hedges:[1]
Interest rate swap	$35,000	$—	$—	$41	June 28, 2012
Interest rate swap	25,000	—	—	420	October 11, 2012
Interest rate swap	25,000	—	—	420	October 11, 2012

Total	$85,000	$—	$—	$881

[1]

The $881 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of December 31, 2011 will be reclassified into earnings as interest income over the original life of the respective hedged items.

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

For the year ended December 31, 2011 and 2010, no significant amounts were recognized for hedge ineffectiveness.

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

The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2011 and 2010, was as follows:

	2011	2010
	(in thousands)
Commitments to extend credit	$108,335	$127,377
Standby letters of credit	$7,983	$14,090

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

NOTE 22—OTHER ASSETS AND OTHER LIABILITIES

Other assets and other liabilities consist of the following:

	2011	2010
	(in thousands)
Other assets:
Cash surrender value of bank-owned life insurance	$26,722	$25,806
Other real estate owned and repossessions	25,444	25,162
Equity securities	6,994	8,208
Interest receivable	2,798	3,369
Prepaid FDIC expense	—	2,389
Prepaid expenses	2,630	2,102
Federal income tax receivable	2,340	2,776
Security deposits	2,000	—
Other	201	286

Total other assets	$69,129	$70,098

Other liabilities:
Accrued interest payable	$1,906	$2,722
Accrued expenses	2,882	1,662
Accrued preferred stock dividend	3,506	1,856
Supplemental executive retirement plan accrual	2,078	2,048
Other	2,093	1,421

Total other liabilities	$12,465	$9,709

NOTE 23—SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	2011	2010	2009
	(in thousands)
Noninterest income—
Point-of-service fees	$1,348	$1,270	$1,126
Mortgage loan and related fees	737	909	1,025
Bank-owned life insurance income	1,007	1,032	1,006
Trust fees	736	771	—	[1]
All other items	1,700	1,552	2,536

Total other noninterest income	$5,528	$5,534	$5,693

Noninterest expense—
Professional fees	$3,430	$3,144	$2,127
FDIC insurance	3,289	3,803	1,866
Data processing	1,669	1,462	1,445
Losses on other real estate owned, repossessions and fixed assets	1,384	1,162	603
Write-downs on other real estate owned and repossessions	6,788	3,539	1,321
OREO and repossession holding costs	2,322	1,637	1,104
All other items	6,698	6,060	7,112

Total other noninterest expense	$25,580	$20,807	$15,578

[1]	Amounts less than 1% of the aggregate of total interest income plus noninterest income for each year shown are represented by a hyphen and included in “All Other Items” for the applicable year.

NOTE 24—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2011	2010
	(in thousands)
ASSETS
Cash and due from bank subsidiary	$1,161	$2,472
Investment in common stock of subsidiary	67,582	90,874
Other assets	3,301	2,110

TOTAL ASSETS	$72,044	$95,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$3,812	$2,082
STOCKHOLDERS’ EQUITY	68,232	93,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,044	$95,456

CONDENSED STATEMENT OF OPERATIONS

	2011	2010	2009
	(in thousands)
INCOME
Management fees	$6,772	$7,400	$7,800
Dividends from subsidiary	—	—	1,178
Interest income from loan to subsidiary	—	145	1,514
Other	—	—	18

Total income	6,772	7,545	10,510

EXPENSES
Salaries and employee benefits	5,380	5,828	5,652
Other	1,882	2,427	2,164

Total expenses	7,262	8,255	7,816

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(490)	(710)	2,694
Income tax (benefit) expense	(181)	(254)	584

(LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(309)	(456)	2,110
Equity in undistributed loss in subsidiary	(22,752)	(43,886)	—
Distributions in excess of earnings of subsidiary	—	—	(35,565)

NET LOSS	(23,061)	(44,342)	(33,455)
Preferred stock dividends	1,650	1,650	1,609
Accretion on preferred stock discount	403	379	345

NET LOSS ALLOCATED TO COMMON STOCKHOLDERS	$(25,114)	$(46,371)	$(35,409)

CONDENSED STATEMENT OF CASH FLOWS

	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,061)	$(44,342)	$(33,455)
Adjustments to reconcile net loss to net cash provided by operating activities—
Equity in undistributed loss of subsidiary	22,752	43,886	—
Distributions in excess of earnings of subsidiary	—	—	35,565
Amortization of deferred compensation	79	24	344
ESOP compensation	94	331	617
(Increase) decrease in other assets	(1,115)	1,404	531
(Decrease) increase in other liabilities	(63)	(207)	152

Net cash from operating activities	(1,314)	1,096	3,754

CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in subsidiary	—	(8,000)	(25,000)
Loan to subsidiary, net of payments	—	8,000	(8,000)

Net cash from investing activities	—	—	(33,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants	—	—	33,000
Proceeds from issuance of common stock	3	—	—
Purchase of ESOP shares	—	—	(1,023)
Dividends paid on preferred stock	—	—	(1,402)
Dividends paid on common stock	—	—	(1,236)

Net cash from financing activities	3	—	29,339

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,311)	1,096	93
CASH AND CASH EQUIVALENTS—beginning of year	2,472	1,376	1,283

CASH AND CASH EQUIVALENTS—end of year	$1,161	$2,472	$1,376

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income taxes paid	$273	$128	$552

NOTE 25—RELATED PARTY TRANSACTIONS

From January 1, 2010 to June 30, 2010 and the years ended December 31, 2009 and 2008, the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s former Chairman and Chief Executive Officer. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the management of OREO properties, for which it paid $23 thousand in 2010, $40 thousand in 2009 and $40 thousand in 2008. During 2009 and the first half of 2010, the use of a Company car was provided to assist in managing the increased OREO properties.

During 2010 and 2009, the Company entered into certain sale transactions with Ray Marler, a former director of the Company. The Company sold repossessed assets to companies owned by Mr. Marler. Gross proceeds to the Company during 2010 totaled $67 thousand. During 2009, companies owned by Mr. Marler purchased repossessed assets through a dealer. The proceeds for the 2009 purchases totaled $20 thousand. The Company also utilized Mr. Marler’s companies for certain services associated with other real estate owned. Payments for these services totaled $6 thousand and $7 thousand for the years ended December 31, 2010 and 2009, respectively.

In connection with the acquisition of Premier National Bank of Dalton in 2003, the Bank assumed a lease with First Plaza, L.L.C. J.C. Harold Anders, a former director of the Company through March 25, 2010, is a 14.3% owner of First Plaza. As a result of the agreement, the Bank leases property located at 715 S Thornton Avenue, Dalton, Georgia 30721. The Bank owns a full service branch facility located on this property. From January 1, 2010 through March 25, 2010, the Company recognized $13 thousand of lease expense. The Company recognized lease expense of $54 thousand and $51 thousand for 2009 and 2008, respectively.

Additionally, the Company has entered into loan transactions with certain directors, executive officers and significant stockholders and their affiliates.

NOTE 26—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
	(in thousands, except per share amounts)
Interest income	$11,502	$11,014	$10,338	$9,930
Interest expense	3,976	3,695	3,662	3,672

Net interest income	7,526	7,319	6,676	6,258
Provision for loan and lease losses	884	2,625	3,882	3,529

Net interest income (loss) after provision for loan and lease losses	6,642	4,694	2,794	2,729
Noninterest income	2,264	2,056	2,104	2,226
Noninterest expense	11,373	12,250	11,433	13,122

Income loss before income taxes	(2,467)	(5,500)	(6,535)	(8,167)
Income tax provision (benefit)	191	(105)	(54)	360

Net loss	(2,658)	(5,395)	(6,481)	(8,527)
Dividends and accretion on preferred stock	511	512	514	515

Net loss allocated to common stockholders	$(3,169)	$(5,907)	$(6,995)	$(9,042)

Net loss per share
Net loss per share—basic	$(2.00)	$(3.35)	$(4.40)	$(5.64)

Net loss per share—diluted	$(2.00)	$(3.35)	$(4.40)	$(5.64)

Shares outstanding
Basic[1]	1,584	1,587	1,591	1,602
Diluted[1]	1,584	1,587	1,591	1,602

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
	(in thousands, except per share amounts)
Interest income	$15,041	$14,290	$13,202	$12,383
Interest expense	5,366	5,329	5,067	4,473

Net interest income	9,675	8,961	8,135	7,910
Provision for loan and lease losses	4,369	3,628	18,409	7,183

Net interest income after provision for loan and lease losses	5,306	5,333	(10,274)	727
Noninterest income	2,304	2,558	2,404	2,237
Noninterest expense	9,878	11,786	12,518	11,076

Loss before income taxes	(2,268)	(3,895)	(20,388)	(8,112)
Income tax benefit	(1,154)	(1,769)	9,384	3,218

Net loss	(1,114)	(2,126)	(29,772)	(11,330)
Dividends and accretion on preferred stock	505	506	508	510

Net loss allocated to common stockholders	$(1,619)	$(2,632)	$(30,280)	$(11,840)

Net loss per share
Net loss per share—basic	$(1.03)	$(1.67)	$(19.18)	$(7.49)

Net loss per share—diluted	$(1.03)	$(1.67)	$(19.18)	$(7.49)

Shares outstanding
Basic	1,565	1,572	1,579	1,581
Diluted	1,565	1,572	1,579	1,581

[1]

The sum of the 2011 and 2010 quarterly net loss per share (basic and diluted) differs from the annual net loss per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

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

	2011	2010
	(in thousands)
Cash surrender value—beginning of year	$25,806	$24,896
Increase in cash surrender value, net of expenses	916	910

Cash surrender value—end of year	$26,722	$25,806

The cash surrender value of these policies is reported in other assets in the Company’s consolidated balance sheets. The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.

NOTE 28—CONCENTRATIONS OF CREDIT RISK

The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2011, the Company had approximately $279,459 thousand of interest-only loans, which primarily consist of construction and land development real estate loans (23%), commercial and industrial loans (18%) and home equity loans (29%). The loans have an average maturity of approximately eighteen months or less, with the exception of home equity lines-of-credit which have an average maturity of approximately six and a half years. The interest only loans are properly underwritten loans and are within the Company’s lending policies.

The Company has branch locations in Dalton, Georgia where the local economy is generally dependent upon the carpet industry. The Company’s loan portfolio within the Dalton market totals $64,619 thousand.

At December 31, 2011 and 2010, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

NOTE 29—SUBSEQUENT EVENTS

As previously reported on Form 8-K filed February 7, 2012 and on Form 8-K filed on March 28, 2012, Mr. Robert R. Lane and Mr. William Grant, respectively, were elected to the First Security Group, Inc. (“First Security”) Board of Directors. Mr. Lane and Mr. Grant were elected to the Board of Directors of First Security pursuant to the terms of First Security’s outstanding Series A Fixed Rate Perpetual Preferred Stock (“Series A Preferred Stock”) issued to the United States Department of Treasury (“Treasury”) on January 9, 2009 in connection with First Security’s participation in the TARP Capital Purchase Program. Under the terms of the Series A Preferred Stock, Treasury has the right to appoint up to two directors to First Security’s Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of nine quarterly dividend periods. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends for all past dividend periods have been paid. Members of the Board of Directors elected by Treasury have the same fiduciary duties and obligations to all of the shareholders of First Security as any other member of the Board of Directors. Mr. Lane and Mr. Grant were also elected to the Board of Directors for FSGBank, N.A., subject to regulatory non-objection.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As reported on Current Form 8-K filed with the Securities and Exchange Commission on July 14, 2011, First Security dismissed Joseph Decosimo and Company, PLLC as its independent registered public accounting firm and engaged Crowe Horwath LLP as its new independent registered public accounting firm for its 2011 fiscal year.

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

Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal controls over financial reporting as stated in their report which is included herein.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As previously disclosed in First Security’s 2010 Annual Report on Form 10-K, management identified a material weakness in the Company’s entity level controls and therefore concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010. As previously reported, the 2010 material weakness did not result in any audit adjustments to the 2010 annual consolidated financial statements.

During 2011, various changes occurred that materially affected our control environment and remediated the material weakness in entity level controls. Our remediation efforts included changes and additions to executive and senior management, additions to our Board of Directors, revisions to policies and additional training and education for our employees and Directors.

Collectively, the changes established effective entity level controls, including maintaining of an effective control environment. As disclosed above, management has concluded, and First Security’s independent auditors have concurred, that First Security maintained effective internal control over financial reporting as of December 31, 2011.

Item 9B.	Other Information

Amendment to Triumph Investment Managers Engagement Agreement

Following the successful completion of the previously reported management restructuring of First Security, First Security, FSGBank and Triumph Investment Managers, LLC (“Triumph”) have entered into an Amendment dated March 28, 2012 (the “Amendment”) to the Engagement Agreement dated April 28, 2011 among First Security, FSGBank and Triumph (the “Engagement Agreement”), a copy of which was filed as Exhibit 10.1 to First Security’s Current Report on Form 8-K on May 4, 2011.

The provisions of the Amendment are summarized below. All other provisions of the Engagement Agreement remain in full force and effect, and references to the “Agreement” refer to the Engagement Agreement, as amended by the Amendment. Defined terms used herein have the meanings ascribed to them in the Agreement.

Compensation. The Amendment provides that commencing as of February 1, 2012, Triumph will receive a $10,000 monthly retainer. Triumph is also entitled to reimbursement for up to $3,000 per month in reasonable expenses incurred, subject to a maximum of $72,000 for the term of the Agreement, which expires on April 28, 2013.

The Amendment further provides that upon the achievement of certain Strategic Milestones identified in the Agreement, including FSGBank’s compliance with the capital requirements set forth in its regulatory consent order, First Security will pay Triumph a Success Payment consisting of cash and warrants exercisable for shares of First Security common stock. The Success Payment will vary depending on whether and the extent to which First Security or FSGBank pays an investment banking commission in a sale of Securities prior to achieving the Strategic Milestones. Depending on the relative proportion of any capital raised for which such a commission is paid, the Success Payment will be equal to either: (i) $1.25 million in cash and warrants exercisable for 1.5% of the then-outstanding shares of First Security common stock; (ii) $1.0 million in cash and warrants, or (iii) $750,000 and warrants exercisable for 1.0% of the then-outstanding shares of First Security common stock. Consistent with the terms of the Engagement Agreement, the number of outstanding shares of First Security common stock will be calculated on a fully diluted basis and the exercise price will be equal to the lesser of: (i) the average closing price of the common stock for the 10 trading days immediately preceding the issuance of the warrants or (ii) the lowest common stock equivalent price at which First Security issued, during the 30 days immediately preceding the issuance of the warrants, Securities constituting 5% or more of its common stock equivalents outstanding immediately prior to the issuance of such Securities. Additional terms of the warrants are described in the Amendment and also remain unchanged from those set forth in the Engagement Agreement.

If First Security enters into an Alternative Transaction (as defined below) before the Strategic Milestones are achieved, then it will pay Triumph $500,000 in cash at the closing of the Alternative Transaction in lieu of any other Success Payment provided for in the Agreement. An “Alternative Transaction” is either: (i) a sale of substantially all of the common stock of First Security or FSGBank; (ii) a sale of substantially all of First Security’s assets; or (iii) a transaction in which any person or entity becomes a beneficial owner of securities of First Security or the Bank representing 25% or more of the votes that may be cast in the election of directors of the applicable issuer.

Board Representation. The Amendment provides that current director, Robert P. Keller, who is also a managing director of Triumph, will continue to be nominated to serve on the boards of each of First Security and FSGBank and will be entitled to receive the same board fees and other compensation that other directors receive.

Termination. The Amendment restates the termination provisions of the Agreement and clarifies certain provisions relating to the payment of fees depending on the basis for termination. Specifically, if Triumph terminates the Agreement for Good Reason or First Security or FSGBank terminates it without Cause, then Triumph will be entitled to the Success Payment if the Strategic Milestones are met or an Alternative Transaction is consummated within 12 months following termination of the Agreement If Triumph terminates the Agreement without Good Reason or First Security or FSGBank terminates it with Cause, then Triumph will not be entitled to any fees beyond those earned at the time of termination.

NASDAQ Market Value Compliance

On March 28, 2012, First Security received a notice from the NASDAQ Stock Market (“NASDAQ”) that its stock had not maintained a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000 for 30 consecutive business days and was therefore not in compliance with NASDAQ Marketplace Rule 5450(b)(1)(C) (the “MVPHS Rule”). The notification has no immediate effect on the listing or trading of the Company’s stock on NASDAQ.

In accordance with Marketplace Rule 5810(c)(3)(D), First Security may regain compliance with the MVPHS rule if its MVPHS closes at or above $5,000,000 for ten consecutive days by September 24, 2012. In the event First Security does not regain compliance with the MVPHS Rule prior to the expiration of the grace period, it will receive written notification from NASDAQ that its securities are subject to delisting from the NASDAQ Global Select Market. At that time, First Security may be permitted to transfer its common stock to NASDAQ Capital Market if its common stock otherwise satisfies all applicable criteria for listing.

First Security will actively monitor the MVPHS of its stock and will consider available options to resolve the deficiency and regain compliance with the NASDAQ requirements. First Security intends to maintain its listing on NASDAQ.

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

The information required in Part III, Item 10 is incorporated by reference to the registrant’s definitive proxy statement for the 2012 annual meeting of the shareholders.

Item 11.	Executive Compensation

The information required in Part III, Item 11 is incorporated by reference to the registrant’s definitive proxy statement for the 2012 annual meeting of the shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options and vesting of restricted awards	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	90,145	$82.58	162,762
Equity compensation plans not approved by security holders	—	—	—
Total	90,145	$82.58	162,762

The remaining information for this Item is incorporated by reference to the registrant’s definitive proxy statement for the 2012 annual meeting of the shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 is incorporated by reference to the registrant’s definitive proxy statement for the 2012 annual meeting of the shareholders.

Item 14.	Principal Accountant Fees and Services

The information required in Part III, Item 14 is incorporated by reference to the registrant’s definitive proxy statement for the 2012 annual meeting of the shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	The list of all financial statements is included at Item 8.

	(2)	The financial statement schedules are either included in the financial statements or are not applicable.

	(3)	Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.[1]

3.4	Bylaws.[2]

4.1	Form of Common Stock Certificate.[2]

4.2	Form of Series A Preferred Stock Certificate.[3]

4.3	Warrant to Purchase up to 823,627 shares of Common Stock, dated January 9, 2009.[4]

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[2]

10.2*	First Security’s Amended and Restated 2002 Long-Term Incentive Plan.[5]

10.3*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[6]

10.4*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[6]

10.5*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[6]

10.6*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[6]

10.7*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan with TARP restrictions. [7]

10.8*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Rodger B. Holley.[8]

10.9*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Rodger B. Holley.[9]

10.10*	Employment Agreement Dated as of September 20, 2010 and Executed November 24, 2010 by and between First Security and Ralph E. “Gene” Coffman, Jr.[10]

10.11*	Employment Agreement Dated as of May 16, 2003 by and between First Security and William L. Lusk, Jr.[8]

10.12*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and William L. Lusk, Jr.[9]

10.13*	First Security Group, Inc. Non-Employee Director Compensation Policy.[11]

10.14*	Form of First Amendment to Employment Agreements, Dated as of December 18, 2008 (executed by Messrs. Holley and Lusk).[11]

10.15*	Form of Senior Executive Officer Agreement, Dated as of January 9, 2009 (executed by Messrs. Holley and Lusk).[12]

10.16	Letter Agreement, Dated January 9, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[13]

Exhibit Number	Description
10.17*	Form of TARP Restricted Employee Agreement, Dated as of December 10, 2009 (executed by Messrs. Holley and Lusk).[14]

10.18	Consent Order, Dated April 28, 2010, between FSGBank and the Office of the Comptroller of the Currency.[15]

10.19	Stipulation and Consent to the Issuance of a Consent Order, Dated April 28, 2010, between FSGBank and the Office of the Comptroller of the Currency.[16]

10.20	Written Agreement, Dated September 7, 2010, between First Security Group, Inc. and the Federal Reserve Bank of Atlanta.[17]

10.21	Resignation Letter of Rodger B. Holley, dated April 21, 2011.[19]

10.22	Severance Agreement by and between Rodger B. Holley, First Security Group, Inc. and FSGBank, N.A., dated April 21, 2011.[20]

10.23	Engagement Agreement with First Security Group, Inc., FSGBank, N.A. and Triumph Investment Management, LLC, dated April 28, 2011.[21]

10.24	Amendment to Engagement Agreement with First Security Group, Inc., FSGBank, N.A. and Triumph Investment Management, LLC, dated March 28, 2012.

10.25	Employment Agreement by and between D. Michael Kramer, First Security Group, Inc. and FSGBank, N.A., dated December 28, 2011.[22]

21.1	Subsidiaries of the Registrant.[18]

23.1	Consent of Crowe Horwath LLP.

23.2	Consent of Joseph Decosimo and Company, PLLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to EESA.

99.2	Certification of Chief Financial Officer pursuant to EESA.

101	Interactive Data File

[1]	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
[2]	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.
[3]	Incorporated by reference to the Exhibit 4.1 to the Current Report on Form 8-K filed January 9, 2009.
[4]	Incorporated by reference to the Exhibit 4.2 to the Current Report on Form 8-K filed January 9, 2009.
[5]	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed April 30, 2007.
[6]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2004.
[7]	Incorporated by reference to the Exhibit 10.7 to First Security’s Annual Report on Form 10-K for the year ended December 31, 2010.

[8]	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
[9]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2005.
[10]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed December 1, 2010.
[11]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2008.
[12]	Incorporated by reference to the Exhibit 10.3 to the Current Report on Form 8-K filed January 9, 2009.
[13]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed January 9, 2009.
[14]	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2009.
[15]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed April 29, 2010.
[16]	Incorporated by reference to the Exhibit 10.2 to the Current Report on Form 8-K filed April 29, 2010.
[17]	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2010.
[18]	Incorporated by Reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2003.
[19]	Incorporated by Reference to the Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2011.
[20]	Incorporated by Reference to the Exhibit 10.2 to the Current Report on Form 8-K filed April 27, 2011.
[21]	Incorporated by Reference to the Exhibit 10.1 to the Current Report on Form 8-K filed April 29, 2011.
[22]	Incorporated by Reference to the Exhibit 10.1 to the Current Report on Form 8-K filed December 29, 2011.
*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

DATE: March 30, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

Signature	Title

/S/ D. MICHAEL KRAMER D. Michael Kramer (Principal Executive Officer)	Chief Executive Officer, President and Director

/S/ JOHN R. HADDOCK John R. Haddock (Principal Financial and Accounting Officer)	Chief Financial Officer, Executive Vice President and Secretary

William F. Grant, III	Director

/S/ WILLIAM C. HALL William C. Hall	Director

/S/ CAROL H. JACKSON Carol H. Jackson	Director

/S/ ROBERT P. KELLER Robert P. Keller	Director

/S/ RALPH L. KENDALL Ralph L. Kendall	Director

/S/ KELLY P. KIRKLAND Kelly P. Kirkland	Director

/S/ ROBERT R. LANE Robert R. Lane	Director