Form 10-K/A
period 2011-12-31
FIRST SECURITY GROUP INC/TN
filed 2012-05-15
CIK 1138817

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
Large accelerated filer  ☐          Accelerated filer  ☐         Non-accelerated filer  ☐          Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the registrant's outstanding common stock held by nonaffiliates of the registrant as of June 30, 2011, was approximately $10.7 million, based on the registrant's closing sales price as reported on the NASDAQ Global Select Market. There were 1,762,342 shares of the registrant's common stock outstanding as of May 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

Explanatory Note

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of First Security Group, Inc. (the “Registrant”) amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Form 10-K”).
This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10‑K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10‑K or incorporated by reference from the Registrant's definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10‑K. The Registrant's definitive Proxy Statement for the 2012 Annual Meeting of Shareholders was unexpectedly not filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011. Accordingly, the Registrant is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10‑K.
Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after March 30, 2012, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant's other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information About Directors

First Security Group, Inc. ("First Security") believes that its Board of Directors as a whole should encompass a range of talent, skill and expertise enabling it to provide sound guidance with respect to First Security's operations and interests. In addition to considering a candidate's background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business. First Security's nominating committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of First Security's business. Each director nominee identified below holds or has held senior executive positions in relevant organizations and has operating experience that meets this objective, as described below. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, corporate governance, risk management, and leadership development. Our nominating committee further believes that each of the director nominees has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; and the commitment to devote significant time and energy to service on the Board.

The following table shows for each director as of May 15, 2012: (1) his or her name; (2) his or her age at December 31, 2011; (3) how long he or she has been one of our directors; (4) his or her position(s) with us, other than as a director; (5) his or her principal occupation and business experience for the past five years; and (6) a brief discussion of the specific experience, qualifications, attributes or skills that the Board believes qualifies each director for service on First Security's Board. Except as otherwise indicated, each director has been engaged in his or her present principal occupation for more than five years. Each of the director nominees listed below is currently a director of First Security and its wholly owned subsidiary, FSGBank, N.A. ("FSGBank").

Name (Age)	Director Since	Position with First Security and Business Experience
William F. Grant, III (63)	2012
Director of FSGBank since March 2012; Founding Director and Chair of the Audit Committee for Square 1 Bank and Square 1 Financial, Inc. since July 2005. Retired from the Office of the Comptroller of the Currency, a division of the Treasury, in 2000 with 27 years of service in various positions, including National Bank Examiner, Director of Staffing and National Recruitment and Director for Banking Relations. We believe that Mr. Grant's extensive regulatory and banking experience well qualifies him to serve on our Board of Directors.

William C. Hall (60)	2010
Owner and Manager of Town and Country Restaurant (restaurant / hospitality, Chattanooga, TN) from 1976 to 2005; Managing Partner of T&C Holdings, GP (real estate investment), 2005 to present. We believe Mr. Hall's experience as a small business owner in Chattanooga, one of our primary market areas, well qualifies him to serve on our Board of Directors.

Carol H. Jackson (72)	2002
Retired as Vice President of Baker Street Rentals (property management, Knoxville, TN) in 2006 after serving in this role since 1991. Ms. Jackson has 17 years of property management experience and has served on various bank boards continuously over the last 21 years. We believe Ms. Jackson's experience in property management and her long service on the boards of financial institutions well qualifies her to serve on our Board of Directors.

Name (Age)	Director Since	Position with First Security and Business Experience
Robert P. Keller (74)	2011
Managing Director of Triumph Investment Managers, LLC (private equity) since October 2003; Director of Pennichuck Corporation, a publicly-traded water utility and land development company, since April 1983; Director of Homeland Renewable Energy, Inc. (energy industry) since August 2005; Director of First State Bank from November 2008 to October 2011 (elevated to Chairman in November 2010); Director of California Oaks State Bank from January 2005 to December 2010; Chairman of the Board of Directors at Security Business Bank of San Diego and Security Business Bancorp since September 2002 and April 2008, respectively; President and Chief Executive Officer of Eldorado Bancshares, Inc. from August 1995 to April 2001; Chairman and Chief Executive Officer of Eldorado Bank from August 1995 to April 2001; and Chairman and Chief Executive Officer of Antelope Valley Bank from July 1999 to April 2001. Mr. Keller is also a CPA. We believe that Mr. Keller's extensive experience in management and as a director of several community-based financial institutions well qualifies him for service on our Board of Directors.

Ralph L. Kendall (83)	1999
Retired as a partner with Ernst & Young LLP (international CPA firm, Chattanooga, TN) in 1986. Mr. Kendall has 35 years of accounting experience, with Ernst & Young LLP and its predecessors, and 25 years of service on bank boards. We believe Mr. Kendall's long and varied business career, including his extensive accounting experience and work with larger corporations, well qualifies him to serve on our Board of Directors.

Kelly P. Kirkland (54)	2011
Retired as a partner with Leitner, Williams, Dooley & Napolitan, PLLC, following 27 and a half years of practice in December 2010. Ms. Kirkland maintains membership with the State Bars of Florida, Georgia and Tennessee, and is a member of the Chattanooga Bar Association. We believe that Ms. Kirkland's varied legal practice, which included the representation of numerous complex public companies, well qualifies her to serve on our Board of Directors.

D. Michael Kramer (53)	2011
Chief Executive Officer and President of First Security since December 2011; Chief Executive Officer of FSGBank since December 2011; Managing Director of Ridley Capital Group from May 2010 to December 2011; Director, Chief Executive Officer and President of Ohio Legacy Corporation from January, 2006 to February, 2010; Chief Operating Officer and Chief Technology Officer, of Integra Bank Corporation from 1999 to 2004. We believe that Mr. Kramer's more than 20 years of executive leadership in financial organizations, including his service as First Security's Chief Executive Officer, well qualifies him to serve on our Board of Directors.

Robert R. Lane (63)	2012
Director of FSGBank since February 2012; Faculty Advisor for the Fisher College of Business at the Ohio State University since September 2011; Chief Executive Officer of Lane Leadership Group, LLC since August 2008; President of the Central Ohio District of KeyBank, N.A. from January 2008 to August 2010; Director for Crowe Horwath and Company, LLP from July 1997 to December 2006; Chairman and Chief Executive Officer of First Union National Bank of Tennessee from July 1987 to March 1993. We believe that Mr. Lane's more than 40 years of banking and financial service consulting experience well qualifies him to serve on our Board of Directors.

Larry D. Mauldin (66)	2012
Retired as Chairman, President and Chief Executive Officer of SunTrust Bank, East Tennessee, in 2007 after serving in this role since 2002; Owner and manager of Mauldin Properties, LLC since 1996; Chairman of the Board of Covenant Health, a Tennessee public benefit nonprofit corporation (hospital health care system), since 2008; and Chairman of the Board, Project GRAD Knoxville, Inc., a Tennessee public benefit nonprofit corporation, since 2004. We believe Mr. Mauldin's 40 years of banking experience, including executive roles, well qualifies him to serve on our Board of Directors.

Arrangements with Directors.
Mr. Keller was nominated to serve as a director pursuant to the terms of the Engagement Agreement by and between First Security, FSGBank and Triumph Investment Managers, LLC (“Triumph”), dated April 28, 2011 and amended by an amendment dated March 28, 2012 (the “Engagement Agreement”). Under the Engagement Agreement, Triumph provides a number of strategic services to First Security, including, but not limited to assistance in: the identification and retention of an outside loan review, the development of a comprehensive strategic plan, potential senior management candidates to enhance current management, regulatory relations and compliance, and evaluation of First Security's organizational chart. Pursuant to the terms of the Engagement Agreement, for as long as the Engagement Agreement is effective, Mr. Keller will continue to be nominated to serve on the boards of each of First Security and FSGBank and is entitled to receive the same board fees and other compensation that other directors receive for service as a director of First Security.

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the "Series A Preferred Stock"), the holder thereof, the U.S. Department of Treasury (the "Treasury") has the right to appoint up to two directors to First Security's Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods, and to appoint such directors at subsequent annual meetings until all accrued and unpaid dividends for all past dividend periods have been paid. In February and March of 2012, respectively, the Treasury, pursuant to the terms of the Series A Preferred Stock, elected Mr. Robert R. Lane and Mr. William F. Grant to our board of directors, as quarterly dividends on the Series A Preferred Stock have not been paid for more than six quarters. The directors elected by the Treasury will hold office until the next annual meeting and until their successors are elected and qualified, or until all dividends payable on all outstanding shares of the Series A Preferred Stock have been declared and paid in full.

Information About Executive Officers
Executive officers are appointed annually at the meetings of the respective Boards of Directors of First Security and FSGBank following the annual meetings of shareholders, to serve until the next annual meeting and until their successors or additional executive officers are chosen and qualified. The following table shows for each executive officer as of May 15, 2012: (1) his or her name; (2) his or her age at December 31, 2011; (3) how long he or she has been an officer of First Security; (4) his or her position with First Security; and (5) his or her principal occupation and business experience for the past five years.

Name (Age)	Officer Since	Position with First Security and Business Experience
Denise M. Cobb (37)	2010
Executive Vice President and Chief Administrative Officer of First Security and FSGBank since February 2012; Executive Vice President and Chief Risk Officer of First Security and FSGBank from May 2010 to February 2012; Senior Vice President and Chief Risk Officer of First Security and FSGBank from May 2009 to May 2010; Vice President, Director of Internal Audit for First Security and FSGBank from October 2007 to May 2009; Vice President, Project Manager of First Security and FSGBank from August 2006 to October 2007; and Vice President, Corporate Controller and Principal Accounting Officer of First Security and FSGBank from February 2005 to August 2006.

Joseph E. Dell (55)	2011	Executive Vice President and Chief Lending Officer of FSGBank since September 2011. Executive Vice President and Chief Lending Officer of First Commonwealth Bank from January 1998 to March 2010.
John R. Haddock (33)	2011
Executive Vice President, Chief Financial Officer, and Secretary of the Board of First Security and FSGBank since February 2011; Corporate Controller of First Security and FSGBank from 2006 to February 2011.

D. Michael Kramer (53)	2011
Chief Executive Officer and President of First Security since December 2011; Chief Executive Officer of FSGBank since December 2011; Managing Director of Ridley Capital Group from May 2010 to December 2011; Director, Chief Executive Officer and President of Ohio Legacy Corporation from January, 2006 to February, 2010; Chief Operating Officer and Chief Technology Officer, of Integra Bank Corporation from 1999 to 2004.

Chris Tietz (49)	2012
Executive Vice President and Chief Credit Officer of FSGBank since February 2012. Executive Vice President and Chief Credit Officer of First Place Bank from May 2011 to February 2012. Chief Credit Officer of Monroe Bank from 2005 to April 2011.

Ralph E. “Gene” Coffman resigned as President and as a director of each of First Security and FSGBank on December 28, 2011. Mr. Coffman remains employed by FSGBank and serves as Executive Vice President - Special Projects, reporting direction to Mr. Kramer. As Mr. Coffman served as First Security's principal executive officer during 2011, he is included in First Security's summary compensation tables below, and is deemed a “Named Executive Officer” for 2011.

Rodger B. Holley resigned as Chairman and Chief Executive Officer of First Security and FSGBank on April 21, 2011. Mr. Holley had served as Chairman and Chief Executive Officer of First Security since 1999 and FSGBank since 2000. As Mr. Holley served as First Security's principal executive officer during 2011, he is included in First Security's summary compensation tables below, and is deemed a “Named Executive Officer” for 2011.

Each of Robyn L. Thomas and Terry M. Todd served as executive officers during 2011 and are deemed “Named Executive Officers” for 2011. Both remain employed by FSGBank as Senior Vice Presidents.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires First Security's directors and executive officers, and persons who own more than 10% of First Security common stock, par value $0.01 per share ("Common Stock"), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of First Security. Directors, executive officers and greater than 10% shareholders are required by regulation to furnish First Security with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of these reports and certifications from our directors and officers, all of our directors and executive officers complied with all applicable Section 16(a) filing requirements during 2011. In regard to beneficial owners of more than 10% of outstanding shares of Common Stock, we are not aware that any person beneficially owns more than 10% of our Common Stock.

Shareholder Proposals

In accordance with our bylaws and subject to applicable laws and regulations promulgated by the SEC, a shareholder may nominate persons for election as directors. If the officer presiding at the annual meeting determines that a nomination was not made in accordance with the bylaws, the nomination may be disregarded. The bylaws require written notice to the Corporate Secretary of First Security of the nomination be received at our principal executive offices at least 60 days prior to the date of the annual meeting, assuming the meeting will be held the same date as the prior year's annual meeting, or at least 60 days prior to the date of the annual meeting for that year provided that we have publicly announced the annual meeting date at least 75 days in advance. The notice must set forth:

(1)	the name, age, business address and residence address of all individuals nominated;

(2)	the principal occupation or employment of all individuals nominated;

(3)	the class and number of shares of First Security that are beneficially owned by all individuals nominated;

(4)
any other information relating to all individuals nominated that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the SEC's rules and regulations thereunder and any other applicable laws or rules or regulations of any governmental authority or of any national securities exchange or similar body overseeing any trading market on which shares of First Security are traded;

(5)	the name and record address of the nominating shareholder; and

(6)	the class and number of shares of First Security which are beneficially owned by the nominating shareholder.

To be considered for inclusion in next year's proxy statement, all shareholder proposals must comply with applicable laws and regulations, including SEC Rule 14a-8, as well as First Security's bylaws, and must be delivered in writing to the Corporate Secretary of First Security at its principal executive offices at 531 Broad Street, Chattanooga, Tennessee 37402, no later than January 8, 2013, which is 120 days before the one-year anniversary date that First Security released this Proxy Statement to shareholders for the 2012 annual meeting of shareholders.

Audit Committee.

For 2011 and through April 25, 2012, First Security's audit committee matters were handled by the Audit/Corporate Governance Committee, which was comprised of Ralph L. Kendall (Chair), William C. Hall, and Carol H. Jackson, each of whom are independent directors under the independence standards of the NASDAQ Stock Market. Effective April 25, 2012, First Security's audit committee matters are handled by the Audit and Enterprise Risk Management Committee, which is comprised of William F. Grant, III (Chair), Ralph L. Kendall, Kelly P. Kirkland and Robert R. Lane, each of whom are independent directors under the independence standards of the NASDAQ Stock Market.

The Board of Directors has determined that Mr. Kendall and Mr. Grant each meet the criteria specified under applicable SEC regulations for an “audit committee financial expert.” In addition, the Board believes that all of the audit committee members have the financial knowledge, business experience and independent judgment necessary for service on First Security's audit committee. The audit committee held four meetings during 2011.

The audit committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, overseeing the audit of our fiduciary activities and determining that all audits and examinations required by law are performed. Our Board of Directors has adopted a written charter for the audit committee, a copy of which is available on our website, www.FSGBank.com. Our Board of Directors annually reviews and approves changes to the audit committee charter. Under the charter, the committee has the authority and is empowered to:
•appoint, approve compensation and oversee the work of the independent auditor;
•resolve disagreements between management and the auditors regarding financial reporting;
•pre-approve all auditing and appropriate non-auditing services performed by the independent auditor;
•retain independent counsel and accountants to assist the committee;
•seek information it requires from employees or external parties; and
•meet with our officers, independent auditors or outside counsel as necessary.

Item  11.    Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by First Security and its subsidiaries to or on behalf of the three individuals who served as First Security's principal executive officer during 2011, the other two most highly compensated executive officers of First Security serving as executive officers at the end of 2011 and two individuals who served First Security for a portion of fiscal 2011 as executive officers for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers as of December 31, 2011. Collectively, such individuals are referred to as First Security's “Named Executive Officers” for 2011.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)		Total
(a)	(b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (g)	($) (i)		($) (h)
D. Michael Kramer	2011	28,126	—	62,300	—	—	29,625	(7)	120,051
President and CEO

John R. Haddock	2011	176,967	—	—	—	—	7,514		184,481
Secretary, CFO and EVP

Denise M. Cobb	2011	167,500	—	—	—	—	9,462		176,962
Chief Administrative Officer and EVP	2010	153,438	—	—	—	—	10,762		164,200

Ralph E. Coffman, Jr.	2011	250,000	—	1,056	—	—	12,151		263,207
Former President and CEO

Rodger B. Holley	2011	125,695	—	—	—	—	4,104		129,799
Former Chairman and CEO	2010	358,800	—	—	—	—	553,037		911,837
	2009	358,800	—	—	—	—	471,830		830,630

Terry M. Todd	2011	194,500	—	—	—	—	13,692		208,192
Former Retail Banking President	2010	175,644	—	—	—	—	15,768		191,412

Robyn L. Thomas	2011	168,548	—	—	—	—	8,554		177,102
Former Commercial Banking President	2010	153,282	—	—	—	—	13,086		166,368

(1)	Represents base salary.
(2)	Represents discretionary bonus awards. First Security did not pay its Named Executive Officers any bonuses in 2011.
(3)
Represents the grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The grant to Mr. Kramer was made as an inducement in connection with his employment offer, while the grant to Mr. Coffman was made under the 2002 Long Term Incentive Plan in connection with compliance with the National Bank Act's requirement that directors own qualifying shares. Mr. Kramer was granted 35,000 shares at fair value of $1.78 per share. Mr. Coffman was granted 120 shares at a fair value of $8.80 per share. All grants are subject to three-year service vesting and TARP CPP transfer restrictions.

(4)
Represents the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. First Security did not issue any stock options to its Named Executive Officers in 2011.

(5)	Represents Non-Equity Incentive Plan Awards as defined by the SEC. First Security did not issue any Non-Equity Incentive Plan Awards to its Named Executive Officers in 2011.
(6)
Represents all other forms of compensation, including the First Security's 401(k) match and perquisites provided to the Named Executive Officers (consisting of automobile allowance or business and personal use of a company car for transportation for the executive, his customers, employees and directors; social and civic club dues for networking and entertaining; and business and personal use of a cell phone for accessibility to the executive). First Security provided 401(k) matches in 2010 as follows: Kramer-$0, Haddock-$1,770, Cobb-$1,735, Coffman-$0, Holley-$1,257, Todd-$1,945, and Thomas-$1,743. Also includes the aggregate change in the actuarial present value of the salary continuation agreement with Mr. Holley, as described below. First Security does not provide the Named Executive Officers with nonqualified deferred compensation opportunities.

(7)	Includes $29,625 paid for as an independent contractor for consulting services prior to Mr. Kramer's appointment as Chief Executive Officer.

Base Salaries for Executive Officers. The above table includes partial year base salaries for certain executives. Additionally, First Security appointed Christopher G. Tietz as EVP and Chief Credit Officer on February 9, 2012. The annual base salaries for the current executive officers are: Kramer - $325,000; Tietz - $235,000; Dell - $215,000; Haddock - $190,000; and Cobb - $167,000.

Agreements with Named Executive Officers. First Security has entered into separate employment agreements with Messrs. Kramer, Holley and Coffman, a salary continuation agreement with Mr. Holley, and a change in control benefit agreement with Ms. Thomas. The material terms of these arrangements are described below.

In connection with First Security's participation in the Capital Purchase Program of the Troubled Asset Relief Program (the "TARP CPP"), each of our Named Executive Officers has also entered into a separate letter agreement with First Security that sets forth each executive's acknowledgment and agreement that certain amounts otherwise payable to the executive under the employment agreements described below may be limited during the period that the Treasury holds an investment in First Security under the TARP CPP. First Security is prohibited, for so long as the Treasury holds an investment in First Security, from any payment to a Named Executive Officer upon departure from First Security for any reason, except for payments for services performed or benefits accrued.

Employment Agreement with Mr. Kramer. On December 28, 2011, First Security entered into an at-will employment agreement with D. Michael Kramer regarding Mr. Kramer's appointment as Chief Executive Officer of First Security. Pursuant to the agreement, Mr. Kramer receives an annual base salary of $325,000 and is eligible to participate in First Security's incentive and equity compensation programs, subject to any regulatory restrictions on such participation. As an inducement for Mr. Kramer to join First Security, the Compensation Committee of the Board of Directors awarded Mr. Kramer a restricted stock grant of 35,000 shares of First Security's common stock on December 28, 2011. Under the terms of the agreement, Mr. Kramer is also entitled to receive standard automobile and relocation allowances, and is eligible to participate in certain other benefits programs open to other similarly situated employees of First Security. In the event of Mr. Kramer's resignation or upon an involuntary termination of his employment with First Security for cause (as defined in the employment agreement), Mr. Kramer will be subject to certain non-compete provisions within FSGBank's current market area for a period of 12 months following such termination, and he will also be subject to non-solicitation and non-disparagement provisions for two years following his departure from First Security for any reason.

Agreements with Mr. Holley. First Security entered into a three-year employment agreement with Rodger B. Holley on May 16, 2003 regarding Mr. Holley's employment as Chairman and Chief Executive Officer. At the end of each year of the agreement, it renewed for an additional year, unless either of the parties gave notice of an intent not to renew the agreement at least 90 days prior to the renewal date. Under the terms of the agreement, First Security provided Mr. Holley with health and life insurance, membership fees to social and civic clubs and an automobile for business and personal use. If First Security had terminated Mr. Holley's employment without cause or Mr. Holley had terminated his employment for good reason, Mr. Holley would have been entitled to a Lump Sum Payment, a Pro Rata Incentive Payment and continuation of medical benefits for 12 months. The Lump Sum Payment would have been an amount equal to the sum of his current base salary plus the greater of (1) the highest of his last three years' incentive payments or (2) his target annual incentive. The Pro Rata Incentive Payment would have been an amount equal to the Pro Rata portion of the target annual incentive based on the number of days that have passed in the employment year before Mr. Holley's termination. Upon a change in control of First Security, Mr. Holley would have been entitled to three times the Lump Sum Payment, payment of a Pro Rata Incentive Payment, and continuation of medical benefits for 12 months. Mr. Holley resigned his employment with First Security on April 21, 2011.

Mr. Holley was subject to the non-competition and non-solicitation provisions of his agreement which generally provided that he would not compete with First Security in the banking business nor solicit First Security's customers or employees for a period of 12 months following his resignation.

The salary continuation agreement with Mr. Holley was intended to provide Mr. Holley with a fixed annual benefit for 15 years subsequent to retirement on or after the normal retirement age of 65. The salary continuation agreements supported the objective of maintaining a stable, committed, and qualified team of key executives through the inclusion of retention and non-competition provisions. In light of his respective resignation, Mr. Holley is entitled to monthly benefits for 15 years after reaching normal retirement age (65) based on the level of benefits accrued during his service to First Security. This annual benefit will be payable over 15 years in 12 equal monthly installments, commencing on the first day of the month following Mr. Holley's 65th birthday (retirement age). Under the terms of the salary continuation agreement and separation agreement, First Security had accrued approximately $2.0 million for Mr. Holley and commenced payments in March 2012. Mr. Holley's separation agreement entitled him to the benefit accrued as of December 31, 2010 and thus, no additional benefits accrued during 2011.

Employment Agreement with Mr. Coffman. First Security entered into an employment agreement with Ralph E. “Gene” Coffman, Jr. on September 20, 2010 regarding Mr. Coffman's employment. Under the terms of this agreement, Mr. Coffman serves as an at-will employee of First Security, meaning that the agreement is terminable by either Mr. Coffman or First Security for any reason upon 30 days written notice. As part of the agreement, First Security allows Mr. Coffman to participate in First Security's employee benefit plans, medical insurance plans, other benefit plans and perquisite programs that are in effect for all First Security employees, and grants him reimbursement for reasonable membership fees to social and civic clubs and an automobile for business and personal use. This agreement also provides for certain travel, rent reimbursement and relocation expenses related to Mr. Coffman's relocation to Chattanooga, Tennessee. The agreement also provides for the reimbursement of legal fees relating to the negotiation of the employment agreement. The agreement also generally provides that Mr. Coffman will not compete with First Security in the banking business nor solicit First Security's customers or employees for a period of 12 months following the termination of his employment. Mr. Coffman remains employed as EVP - Special Projects.

Change in Control Benefit Agreement with Ms. Thomas. First Security entered into a change in control benefit agreement with Robyn L. Thomas on June 23, 2004. Pursuant to this agreement, should Ms. Thomas' employment be involuntarily terminated by the Company within 12 months of a change in control of First Security (as otherwise defined in the agreement), Ms. Thomas is entitled to receive a payment equal to her current base salary plus a target annual incentive as set forth in the Company's Incentive Compensation Plan in the year in which the change in control occurs. In addition, Ms. Thomas is similarly entitled to receive the continuation of medical benefits for 12 months following the involuntary termination of her employment by the Company following a change in control; should the Company's insurance plans not permit her to retain coverage, the Company shall provide her with a cash payment equivalent to the cost of continuing coverage under First Security's relevant benefit plans. Finally, should Ms. Thomas' employment be involuntarily terminated by First Security following a change in control, all of Ms. Thomas' unvested stock options shall immediately become fully vested and exercisable, and all outstanding restricted stock awards shall become fully vested. The agreement also generally provides that Ms. Thomas will not compete with First Security in the banking business nor solicit First Security's customers or employees for a period of 12 months following the involuntary termination of her employment.

Long-Term Incentives. First Security has historically used long-term incentives to encourage its Named Executive Officers to focus on critical long-range objectives, to foster retention and to align the Named Executive Officers' interests with the long-term interests of our other shareholders. First Security's 2002 Long-Term Incentive Plan authorizes the granting of stock options (incentive stock options or non-qualified stock options), stock appreciation rights, and restricted stock.

Under the TARP CPP executive compensation limits, First Security is prohibited from paying or accruing any long-term incentive compensation, except for certain restricted stock awards, to the five most highly compensated employees, for so long as the Treasury holds an investment in First Security. First Security may provide incentive compensation in the form of restricted stock awards, so long as the value of the stock does not exceed one-third of the Named Executive Officer's total amount of annual compensation, the stock does not fully vest until Treasury no longer holds an investment in First Security, and any other conditions which the Treasury may specify have been satisfied.

In 2011, in light of economic conditions, company performance and the market value of the Common Stock, the Committee did not approve any new long-term incentives to the Named Executive Officers except in connection with the hiring of Mr. Kramer and in connection with complying with the National Bank Act's requirement that directors own qualifying shares, as noted above. For 2012, the Committee intends to continue to look at a broad range of factors, including progress toward key strategic initiatives, in determining whether to grant new long-term incentives.

401(k) and Employee Stock Ownership Plan. First Security sponsors the First Security Group 401(k) and Employee Stock Ownership Plan (the “401(k) and ESOP Plan”) pursuant to which First Security makes matching contributions. The purpose of the plan is to provide participating employees with an opportunity to obtain beneficial interests in the stock of First Security and to accumulate capital for their future economic security. The 401(k) and ESOP Plan owns shares of Common Stock and allocates the shares for the company-matching element of the 401(k). We may use the shares for ESOP profit sharing opportunities, but have not done so to date.

Effective July 1, 2010, First Security makes matching contributions of at least 100% of each participant's 401(k) contributions up to one percent (1%). The 401(k) and ESOP Plan provides for 100% vesting of all accounts.

Certain Limitations on Senior Executive Compensation. In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process.

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

As a result of First Security's participation in the TARP CPP, First Security became subject to certain restrictions on executive compensation set forth in Section 111 of the Emergency Economic Stabilization Act (“EESA”) and the Securities Purchase Agreement entered into by First Security and the Treasury on January 9, 2009. Subsequently, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009 and included a provision that amended Section 111 of EESA and directed the Treasury to establish specified standards on executive compensation and corporate governance. On June 15, 2009, the Treasury published its Interim Final Rule on TARP Standards for Compensation and Corporate Governance (sometimes referred to as the TARP Interim Final Rule) which established those standards (sometimes referred to as the TARP Compensation Standards). The TARP Compensation Standards generally apply to all TARP recipients in the programs under TARP, including specifically to First Security under the TARP CPP. For example, pursuant to the TARP Compensation Standards, First Security must:

•	ensure that its senior executive incentive compensation packages do not encourage excessive risk;

•	subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	prohibit any golden parachute payments to senior executive officers; and

•	agree not to deduct more than $500,000 from taxable income for a senior executive officer's compensation.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table sets forth information concerning outstanding awards previously granted to the Named Executive Officers that were held by the Named Executive Officers at December 31, 2011.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested(1) (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kramer	—	—	—	—	—	35,000	(2)	82,250	—	—
Haddock	200	—	—	95.00	12/21/2015	—		—	—	—
	500	—	—	113.50	12/27/2016	—		—	—	—
	105	—	—	90.80	2/27/2018	—		—	—	—
Cobb	550	—	—	100.00	8/29/2015	—		—	—	—
Coffman	—	—	—	—	—	120	(3)	282	—	—
Holley	—	—	—	—	—	—		—	—	—
Todd	1,800	—	—	69.40	4/22/2013	—		—	—	—
	360	—	—	83.30	1/28/2014	—		—	—	—
	900	—	—	95.00	12/21/2015	—		—	—	—
	900	—	—	113.50	12/27/2016	—		—	—	—
	220	—	—	90.80	2/27/2018	—		—	—	—
Thomas	600	—	—	83.30	1/28/2014	—		—	—	—
	350	—	—	95.00	12/21/2015	—		—	—	—
	400	—	—	113.50	12/27/2016	—		—	—	—
	190	—	—	90.80	2/27/2018	—		—	—	—

(1)	Based on the closing price of First Security's common stock (NASDAQ: FSGI) on December 30, 2011 ($2.35 per share).
(2)	Vesting schedule for stock: 11,550 shares on 12/28/2013 and 23,100 shares on 12/28/2014.
(3)	Vesting schedule for stock: 40 shares on 3/23/2013 and 80 shares on 3/23/2014.

2011 Options Exercise and Stock Vested

No options were exercised by the Named Executive Officers during 2011, but Mr. Holley did become vested in 42 shares, with a value realized upon vesting of $121. The shares vested on February 27, 2011 and the value realized is based on the closing price of First Security's common stock (NASDAQ: FSGI) on that date (i.e. $2.87 per share). The vesting was associated with the final 34% of the 125 share stock award, issued on February 27, 2008.

2011 Director Compensation Table

The following table shows the total fees paid to, or earned by, each of our non-employee directors for their service on the Board of Directors during 2011.

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
(a)	($) (b)	($) (c)		($) (d)	($) (e)	($) (g)		($) (h)
William C. Hall	$41,250	1,056	(1)	—	—	—		$42,306
Carol H. Jackson	$42,750	—		—	—	—		$42,750
Robert P. Keller	$—	—		—	—	142,000	(2)	$142,000
Ralph L. Kendall	$34,500	—		—	—	—		$34,500
Kelly P. Kirkland	$27,250	—		—	—	—		$27,250
D. Ray Marler (3)	$12,000	—		—	—	—		$12,000
Ralph E. Mathews, Jr. (4)	$11,500	—		—	—	—		$11,500
Tim T. Morris (5)	$3,250	—		—	—	—		$3,250
__________

(1)
Represents the grant date fair value of the restricted stock award computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. In connection with compliance with the National Bank Act's requirement that directors own qualifying shares, Mr. Hall was granted 120 shares at a fair value of $8.80 per share.

(2)	Represents consulting fees paid to Triumph, for whom Mr. Keller is a Managing Director. See "Related Party Transactions - Engagement of Triumph" on page 15 for more information.

(3)	Mr. Marler resigned from the Board of Directors on June 28, 2011.

(4)	Mr. Mathews resigned from the Board of Directors on April 27, 2011.

(5)	Mr. Morris resigned from the Board of Directors on February 9, 2011.

Cash Compensation

Each non-employee Director is entitled to a $19,500 annual retainer fee for the next year's service that is paid quarterly, in arrears. The Chairman of the Board receives an additional $10,000 annual retainer, unless the Chairman in an inside director. The Audit and Enterprise Risk, Compliance, and Compensation Committees meet as needed and the Chairperson of each shall receive an additional annual retainer of $5,000, paid semi-annually, in arrears, unless the Chairperson is an inside director. The Asset/Liability, Loan, Corporate Governance and Nominating, and Trust Committees will meet as needed and the Chairperson of each shall receive an additional annual retainer of $3,000, paid semi-annually, in arrears, unless the Chairperson is an inside director. Fees are pro rated for Directors who are elected to the Board of Directors following the annual meeting of shareholders.

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

Equity Compensation

Non-employee Directors are eligible for an annual grant of 5,000 stock options (or a pro-rated portion for directors that commence service during the year). For 2011, the Directors elected to forego the annual stock option grant. Any stock options granted to non-employee Directors are subject to the terms of one of First Security's shareholder-approved stock incentive plans, and are granted within 30 days of the commencement or renewal (if reelected) of service as a Director.

Compensation-Related Governance and Role of the Compensation Committee

Committee Charter and Members. For 2011 and through April 25, 2012, First Security's compensation committee matters were handled by the Compensation and Nominating Committee, which was comprised of Carol H. Jackson (Chair), William C. Hall and Kelly P. Kirkland, each of whom is an independent director under the standards of the NASDAQ Stock Market. Effective April 25, 2012, nominating committee matters are handled by the Compensation Committee, which is comprised of Carol H. Jackson (Chair), William C. Hall, Kelly P. Kirkland and Larry D. Mauldin. The compensation committee's primary responsibilities are to: (1) determine the compensation payable to executive officers; (2) evaluate the performance of the Chief Executive Officer and the relationship between performance and First Security's compensation policies for the Chief Executive Officer and other executive officers; (3) issue reports in accordance with SEC rules regarding compensation policies; and (4) approve and administer stock-based, profit-sharing and incentive compensation plans. The Charter of the compensation committee is available on our website, www.FSGBank.com, and in print upon request (submit request for copies of the Charter to First Security Group, Inc., Attn: Investor Relations, 531 Broad Street, Chattanooga, TN 37402).

As of December 31, 2011, the members of First Security's compensation committee were Carol H. Jackson (Chairman), William C. Hall and Kelly P. Kirkland, each of whom were “independent” within the meaning of the listing standards of the NASDAQ, a “nonemployee director” within the meaning of Rule 16b-3 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986.

Compensation Committee Activity. The Committee held three meetings during 2011. Activities included benchmarking each element of compensation for the Named Executive Officers, developing and enhancing incentive plans, analyzing the executive compensation limitations applicable to the Company as a result of the Company's participation in the TARP CPP, and determining recommended incentive awards and salary increases based on performance.

Interaction with Consultants. Historically, the Committee has retained the services of nationally recognized consulting firms to assist First Security in benchmarking compensation for the Named Executive Officers. The most recent compensation study focusing on executive officers was conducted by Amalfi Consulting LLC (now McLagan) in December 2008, who reported directly to the Committee. In light of economic circumstances and the restrictions on executive compensation related to First Security's participation in the TARP CPP, the Committee decided not to hire a consultant during 2009, 2010, or 2011 to review overall compensation levels. However, in 2011, the Committee directly engaged McLagan to assist in the development of a compensation package for the Chief Executive Officer position.

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

The Chief Executive Officer does not provide the recommendations for changes in his own compensation. The Committee discusses the Chief Executive Officer's compensation with him, but final deliberations and all votes regarding his compensation are made without the Chief Executive Officer present.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 27, 2012 by (1) each of our current directors and director nominees; (2) each of our named executive officers; (3) all of our present executive officers and directors as a group; and (4) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, based on the most recent Schedules 13G and 13D Reports filed with the SEC and the information contained in those filings. Unless otherwise indicated, the address for each person included in the table is 531 Broad Street, Chattanooga, Tennessee 37402. Fractional shares as a result of our dividend reinvestment plan have been rounded to the nearest share for presentation purposes.

For purposes of this table, “beneficial ownership” has been determined in accordance with the rules issued under the Exchange Act, pursuant to which a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days from April 30, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Shares Beneficially Owned (2)
Directors and Director Nominees:
William F. Grant, III	9,325	(3)	*
William C. Hall	219	(4)	*
Carol H. Jackson	11,801	(5)	*
Robert P. Keller	27,763	(6)	1.58%
Ralph L. Kendall	6,366	(7)	*
Kelly P. Kirkland	31	(8)	*
D. Michael Kramer	36,000	(9)	2.04%
Robert R. Lane	300	(10)	*
Larry D. Mauldin	9,000	(11)	*

Named Executive Officers, who are not also Directors:
Denise M. Cobb	11,796	(12)	*
Ralph E. Coffman, Jr.	1,030	(13)	*
John R. Haddock	12,233	(14)	*
Rodger B. Holley	15,808	(15)	*
Robyn L. Thomas	3,039	(16)	*
Terry M. Todd	6,195	(17)	*

All Current Directors and Executive Officers, as a Group ([12] persons):	170,361	(18)	9.62%

5% Shareholders:
First Security Group, Inc. 401(k) and Employee Stock Ownership Plan	105,761	(19)	5.97%
Wellington Management Company, LLP	127,960	(20)	7.23%

* Less than 1% of outstanding shares.

(1)	Some or all of the shares may be subject to margin accounts.

(2)
The percentage of our common stock beneficially owned was calculated based on 1,770,566 shares of common stock issued and outstanding as of April 30, 2012. The percentage assumes the exercise by the shareholder or group named in each row of all options for the purchase of our common stock held by such shareholder or group and exercisable within 60 days of April 30, 2012.

(3)	All shares directly owned by Mr. Grant.

(4)	Includes 120 shares subject to restricted stock awards and 99 shares that Mr. Hall has the right to acquire by exercising options that are exercisable within 60 days after April 30, 2012.

(5)
Includes 666 shares owned by Ms. Jackson's spouse and 509 shares owned by an IRA for the benefit of Ms. Jackson; also includes 3,385 shares that Ms. Jackson has the right to acquire by exercising options that are exercisable with 60 days after April 30, 2012.

(6)	Includes 226 shares owned by Triumph Investment Partners, LLC, 12,000 shares held by Triumph Investment Fund, LP, and 15,506 shares held by Triumph Investment Fund II, LP.

(7)
Includes 390 shares owned by Mr. Kendall's spouse's estate; also includes 3,385 shares that Mr. Kendall has the right to acquire by exercising options that are exercisable within 60 days after April 30, 2012.

(8)	All shares directly owned by Ms. Kirkland.

(9)	Includes 35,000 shares subject to restricted stock awards and all other shares directly owned.

(10)	All shares directly owned by Mr. Lane.

(11)	All shares directly owned by Mr. Mauldin.

(12)	Includes 1,246 shares held in First Security's 401(k) plan and also includes 10,000 shares subject to restricted stock awards. Additionally, Ms. Cobb has the right to acquire 550 shares by exercising options that are exercisable within 60 days after April 30, 2012. All other shares directly owned.

(13)	Includes 910 shares held in First Security's 401(k) plan and also includes 120 shares subject to restricted stock awards.

(14)
Includes 1,228 shares held in First Security's 401(k) plan and also includes 10,000 shares subject to restricted stock awards. Additionally, Mr. Haddock has the right to acquire 805 shares by exercising options that are exercisable within 60 days after April 30, 2012. All other shares directly owned.

(15)	Includes 8,650 shares owned by an IRA for the benefit of Mr. Holley and 34 shares owned by Mr. Holley's child.

(16)
Includes 400 shares owned by an IRA for the benefit of Ms. Thomas, 1,099 shares held in First Security's 401(k) plan and also includes 1,540 shares that Ms. Thomas has the right to acquire by exercising options that are exercisable within 60 days after April 30, 2012.

(17)
Includes 190 shares owned by an IRA for the benefit of Mr. Todd, 1,789 shares held in First Security's 401(k) plan, 36 shares owned by Mr. Todd's child, and also includes 4,180 shares that Mr. Todd has the right to acquire by exercising options that are exercisable within 60 days after April 30, 2012.

(18)	Includes 13,944 shares that the owner has the right to acquire by exercising options that are exercisable within 60 days after April 30, 2012.

(19)	Includes shares directly owned by 401(k) and ESOP Plan participants and unallocated shares owned by the Plan for future matching contributions.

(20)
Based on a Schedule 13G filed on February 14, 2012 reporting shares beneficially owned as of December 31, 2011. The address for Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.

Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us as of May 15, 2012 are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan and the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2011.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	90,415	82.58	162,762
Equity compensation plans not approved by security holders	—	—	—
Total	90,415	$82.58	162,762

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Policy

First Security recognizes that related party transactions may raise questions among shareholders as to whether those transactions are consistent with the best interests of First Security and our shareholders. It is First Security's policy to enter into or ratify related party transactions only when the Board of Directors, acting through the Audit/Corporate Governance Committee, determines that the related party transaction in question is in, or is not inconsistent with, the best interests of First Security and our shareholders, including but not limited to situations where First Security may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when First Security provides products or services to related parties on an arm's length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. Therefore, First Security has adopted a formal written policy, summarized below, for the review, approval or ratification of related party transactions.

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

Under the policy, any related party transaction must be reported to the Chief Financial Officer and the Audit/Corporate Governance Committee and may be consummated or may continue only (1) if the Audit/Corporate Governance approves or ratifies such transaction and the committee believes that the transaction is in the best interests of First Security and our shareholders, or (2) if the transaction involves compensation that has been approved by the Compensation and Nominating Committee and reported as required by the securities laws in the Proxy Statement to shareholders.

The current policy was formalized and approved by our Board of Directors in September 2011. The Board of Directors or the Committee will review and may amend this policy from time to time.

Loans and Other Banking Relationships

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

From time to time, FSGBank will extend loans to the directors and officers of First Security and their affiliates. None of these loans are currently nonaccrual, past due, restructured or potential problem loans. All such loans were: (i) made in the ordinary course of business; (ii) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Security, and did not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2011, the aggregate amount of loans to such related parties was $518 thousand. All related party loans are term loans and thus, there are no unused lines of credit.

Triumph Engagement

As noted above, on April 28, 2011, First Security engaged Triumph to provide strategic advisory services to First Security pursuant to the Engagement Agreement. Mr. Keller, a director of First Security, is also a Managing Director of Triumph, and, pursuant to the Engagement Agreement, will continue to be nominated to serve on the boards of each of First Security and FSGBank as long as the Engagement Agreement is effective.

Until February 1, 2012, the Engagement Agreement provided for First Security to pay Triumph $20,000 monthly in consideration for services rendered. As amended, the Engagement Agreement provides that commencing as of February 1, 2012, Triumph receives a $10,000 monthly retainer pursuant to the Agreement. Triumph is also entitled to reimbursement for up to $3,000 per month in reasonable expenses incurred, subject to a maximum of $72,000 for the term of the Engagement Agreement.

The Engagement Agreement further provides that upon the achievement of certain “Strategic Milestones” identified in the Engagement Agreement, including FSGBank's compliance with the capital requirements set forth in its regulatory consent order, First Security will pay Triumph a “Success Payment” consisting of cash and warrants exercisable for shares of Common Stock. The Success Payment will vary depending on whether and the extent to which First Security or FSGBank pays an investment banking commission in a sale of Securities prior to achieving the Strategic Milestones. Depending on the relative proportion of any capital raised for which such a commission is paid, the Success Payment will be equal to either: (i) $1.25 million in cash and warrants exercisable for 1.5% of the then-outstanding shares of Common Stock; (ii) $1.0 million in cash and warrants, or (iii) $750,000 and warrants exercisable for 1.0% of the then-outstanding shares of Common Stock. The number of outstanding shares of Common Stock will be calculated on a fully diluted basis and the exercise price will be equal to the lesser of: (i) the average closing price of the common stock for the 10 trading days immediately preceding the issuance of the warrants or (ii) the lowest common stock equivalent price at which First Security issued, during the 30 days immediately preceding the issuance of the warrants, securities constituting 5% or more of its common stock equivalents outstanding immediately prior to the issuance of such securities.

If First Security enters into an Alternative Transaction (as defined below) before the Strategic Milestones are achieved, then it will pay Triumph $500,000 in cash at the closing of the Alternative Transaction in lieu of any other Success Payment provided for in the Agreement. An “Alternative Transaction” is either: (i) a sale of substantially all of the common stock of First Security or FSGBank; (ii) a sale of substantially all of First Security's assets; or (iii) a transaction in which any person or entity becomes a beneficial owner of securities of First Security or FSGBank representing 25% or more of the votes that may be cast in the election of directors of the applicable issuer.

The Engagement Agreement expires on April 28, 2013. Either party may terminate the Engagement Agreement at any time with or without cause, immediately upon 30 days' written notice to that effect to the other party. If Triumph terminates the Engagement Agreement for “Good Reason” or First Security or FSGBank terminates it without “Cause” (each as defined in the Engagement Agreement), then Triumph will be entitled to the Success Payment if the Strategic Milestones are met or an Alternative Transaction is consummated within 12 months following termination of the Agreement. If Triumph terminates the Agreement without Good Reason or First Security or FSGBank terminates it with Cause, then Triumph will not be entitled to any fees beyond those earned at the time of termination.

Other Related Party Transactions

Under SEC regulations, First Security is required to disclose any transaction that was completed since the beginning of 2011, in which First Security was a participant, the amount involved exceeds the lesser of $120,000 or one percent of the average of First Security's total assets at year end for the last two completed fiscal years, and any related person of First Security had a direct or indirect material interest. First Security did not engage in any other transactions that satisfied that threshold.

Director Independence

The Board of Directors has determined that the following current directors are independent pursuant to the independence standards of the NASDAQ Stock Market:

•	William C. Hall

•	William F. Grant, III

•	Carol H. Jackson

•	Ralph L. Kendall

•	Kelly P. Kirkland

•	Robert R. Lane

•	Larry D. Mauldin

The Board considered any transaction, relationship or arrangement between First Security and the directors named above (and his or her family) and concluded each of these directors could exercise independent judgment in carrying out his or her responsibilities.

Item  14.    Principal Accountant Fees and Services

Audit Fees

Crowe Horwath LLP's services as First Security's principal registered accountant commenced on July 11, 2011. Prior to that date, Decosimo served as First Security's principal registered accountant. The following table sets forth fees for professional audit and quarterly review services rendered by Crowe Horwath LLP, for the years ended December 31, 2011 and 2010, as well as fees billed for other services rendered by Crowe Horwath LLP during those periods:

	2011	2010
Audit Fees (1)	$158,760	$—
Audit-Related Fees (2)	1,775	28,374
Tax Fees - Preparation and Compliance (3)	—	—
Sub total	160,535	28,374
Tax Fees - Other	—	—
All Other Fees (4)	12,500	138,431
Sub total	12,500	138,431
Total Fees	$173,035	$166,805

(1)
Audit fees consist of fees billed for professional services rendered in connection with the audit of the company's consolidated financial statements, review of periodic reports and other documents filed with the SEC, including quarterly financial statements included in Forms 10-Q and services normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of assurance and other services that are related to the performance of the audit or quarterly review of the company's consolidated financial statements. For 2010, the audit-related fees primarily relate to the audit of the company's financial statements related to its employee benefit plan. Such fees include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees - Preparation and Compliance consist of the aggregate fees billed for professional services rendered for tax return preparation and compliance.
(4)
All Other Fees consist of the aggregate fees for professional services related to a one-time information technology project and other SOX-404 testings during 2010 and prior to the audit engagement in 2011.

The following table sets forth fees for professional audit and quarterly review services rendered by Joseph Decosimo and Company, PLLC ("Decosimo"), for the years ended December 31, 2011 and 2010, as well as fees billed for other services rendered by Decosimo, during those periods:

	2011	2010
Audit Fees (1)	$152,409	$220,710
Audit-Related Fees (2)	2,570	—
Tax Fees - Preparation and Compliance (3)	63,400	86,575
Sub total	218,379	307,285
Tax Fees - Other	9,850	—
All Other Fees (4)	—	—
Sub total	9,850	—
Total Fees	$228,229	$307,285

(1)
Audit fees consist of fees billed for professional services rendered in connection with the audit of the company's consolidated financial statements, review of periodic reports and other documents filed with the SEC, including quarterly financial statements included in Forms 10-Q and services normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of assurance and other services that are related to the performance of the audit or quarterly review of the company's consolidated financial statements. Such fees include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees - Preparation and Compliance consist of the aggregate fees billed for professional services rendered for tax return preparation and compliance.
(4)	Tax Fees - Other consist primarily of tax research and consultation, as well as tax planning and other tax advice.

The Board of Directors of First Security has considered whether the provision of services during 2011 by Crowe Horwath LLP that were unrelated to its audit of First Security's financial statements or its reviews of First Security's interim financial statements during 2011 is compatible with maintaining Crowe Horwath LLP's independence. The services provided by the independent auditors were pre-approved by the Audit/Corporate Governance Committee to the extent required under applicable law and in accordance with the provisions of the committee's charter. The Committee requires pre-approval of all audit and allowable non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.

By: /s/ John R. Haddock
John R. Haddock
Chief Financial Officer

Date: May 15, 2012