Form 10-Q
period 2012-03-31
FIRST SECURITY GROUP INC/TN
filed 2012-05-15
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from              to             .
COMMISSION FILE NO. 000-49747
_________________________________________________
FIRST SECURITY GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________

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
Common Stock, $0.01 par value:
1,762,342 shares outstanding and issued as of May 9, 2012

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011	March 31, 2011
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$8,244	$8,884	$12,139
Interest Bearing Deposits in Banks	217,142	249,297	185,603
Cash and Cash Equivalents	225,386	258,181	197,742
Securities Available-for-Sale	223,155	193,041	154,317
Loans Held for Sale	2,136	2,233	1,145
Loans	601,779	582,264	681,503
Total Loans	603,915	584,497	682,648
Less: Allowance for Loan and Lease Losses	18,990	19,600	22,500
Net Loans	584,925	564,897	660,148
Premises and Equipment, net	29,076	28,671	30,519
Intangible Assets	863	982	1,348
Other Assets	66,717	69,129	72,630
TOTAL ASSETS	$1,130,122	$1,114,901	$1,116,704

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011	March 31, 2011
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$168,809	$159,735	$161,658
Interest Bearing Demand	59,840	56,573	63,735
Savings and Money Market Accounts	167,308	156,402	155,178
Certificates of Deposit less than $100 thousand	231,686	222,371	197,077
Certificates of Deposit of $100 thousand or more	197,221	185,904	145,740
Brokered Deposits	213,682	238,437	277,852
Total Deposits	1,038,546	1,019,422	1,001,240
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	16,629	14,520	14,951
Security Deposits	187	204	658
Other Borrowings	—	58	72
Other Liabilities	12,928	12,465	9,636
Total Liabilities	1,068,290	1,046,669	1,026,557
STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of March 31, 2012, December 31, 2011 and March 31, 2011; Liquidation value of $36,919 as of March 31, 2012, $36,506 as of December 31, 2011 and $35,269 as of March 31, 2011	32,225	32,121	31,816
Common Stock – $.01 par value – 150,000,000 shares authorized; 1,762,342 shares issued as of March 31, 2012, 1,684,342 issued as of December 31, 2011, and 1,641,814 issued as of March 31, 2011	115	114	114
Paid-In Surplus	109,027	109,525	111,198
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(2,746)	(3,290)	(5,039)
Accumulated Deficit	(82,087)	(75,743)	(53,798)
Accumulated Other Comprehensive Income	3,292	3,499	3,850
Total Stockholders’ Equity	61,832	68,232	90,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,130,122	$1,114,901	$1,116,704

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2012	2011
INTEREST INCOME
Loans, including fees	$8,332	$10,186
Debt Securities – taxable	931	864
Debt Securities – non-taxable	283	328
Other	143	124
Total Interest Income	9,689	11,502
INTEREST EXPENSE
Interest Bearing Demand Deposits	37	41
Savings Deposits and Money Market Accounts	286	278
Certificates of Deposit of less than $100 thousand	705	812
Certificates of Deposit of $100 thousand or more	651	669
Brokered Deposits	1,659	2,063
Other	116	113
Total Interest Expense	3,454	3,976
NET INTEREST INCOME	6,235	7,526
Provision for Loan and Lease Losses	1,801	884
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	4,434	6,642
NONINTEREST INCOME
Service Charges on Deposit Accounts	717	782
Other	1,266	1,482
Total Noninterest Income	1,983	2,264
NONINTEREST EXPENSES
Salaries and Employee Benefits	4,633	4,476
Expense on Premises and Fixed Assets, net of rental income	1,243	1,333
Other	6,259	5,564
Total Noninterest Expenses	12,135	11,373
LOSS BEFORE INCOME TAX PROVISION	(5,718)	(2,467)
Income Tax Provision	109	191
NET LOSS	(5,827)	(2,658)
Preferred Stock Dividends	413	413
Accretion on Preferred Stock Discount	104	98
NET LOSS ALLOCATED TO COMMON STOCKHOLDERS	$(6,344)	$(3,169)
OTHER COMPREHENSIVE INCOME (LOSS)
Net loss	(5,827)	(2,658)
Change in unrealized gains (losses) on securities, net of reclassifications and taxes	148	182
Unrealized loss on cash flow swaps, net	(355)	(371)
COMPREHENSIVE LOSS	(6,034)	(2,847)
NET LOSS PER SHARE:
Net Loss Per Share – Basic	$(3.94)	$(2.00)
Net Loss Per Share – Diluted	$(3.94)	$(2.00)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
(unaudited)

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance - December 31, 2011	$32,121	1,684	$114	$109,525	$2,006	$(75,743)	$3,499	$(3,290)	$68,232
Issuance of Common Stock		78	—	—					—
Comprehensive Loss:
Net Loss						(5,827)			(5,827)
Change Unrealized Gain:
Securities Available-for-Sale							148		148
Fair Value of Derivatives, net of reclassification adjustments							(355)		(355)
Total Comprehensive Loss									(6,034)
Accretion of Discount Associated with Preferred Stock	104					(104)			—
Preferred Stock Dividend						(413)			(413)
Stock-based Compensation, net of forfeitures		—	1	22					23
ESOP Allocation				(520)				544	24
Balance - March 31, 2012	$32,225	1,762	$115	$109,027	$2,006	$(82,087)	$3,292	$(2,746)	$61,832

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,827)	$(2,658)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities -
Provision for Loan and Lease Losses	1,801	884
Amortization, net	770	314
Stock-Based Compensation	23	5
ESOP Compensation	24	28
Depreciation	341	386
Gain on Sale of Premises and Equipment	—	(5)
Loss on Sale of Other Real Estate and Repossessions, net	531	176
Write-down of Other Real Estate and Repossessions	2,297	797
Deferred Tax Expense Net of Valuation Allowance	—	—
Accretion of Fair Value Adjustment, net	(24)	(8)
Accretion of Terminated Cash Flow Swaps	(289)	(481)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	179	1,411
Interest Receivable	(238)	172
Other Assets	2,041	516
Interest Payable	127	(840)
Other Liabilities	(145)	345
Net Cash From Operating Activities	1,611	1,042
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	13,537	13,317
Purchases	(44,154)	(13,395)
Loan Originations and Principal Collections, net	(27,895)	34,295
Proceeds from Sale of Premises and Equipment	—	5
Proceeds from Sales of Other Real Estate and Repossessions	3,677	2,132
Additions to Premises and Equipment	(746)	(91)
Capital Improvements to Other Real Estate and Repossessions	—	(12)
Net Cash From Investing Activities	(55,581)	36,251
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	19,124	(47,483)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	2,109	(982)
Net Decrease of Other Borrowings	(58)	(5)
Net Cash From Financing Activities	21,175	(48,470)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,795)	(11,177)
CASH AND CASH EQUIVALENTS – beginning of period	258,181	208,919
CASH AND CASH EQUIVALENTS – end of period	$225,386	$197,742
SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended
	March 31,
(in thousands)	2012	2011
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed Properties and Repossessions	$5,766	$6,555
Accrued and Deferred Cash Dividends	$413	$413
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$3,327	$4,816
Income Taxes Paid	$70	$167

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
On September 19, 2011 (the Effective Date), First Security completed a one-for-ten reverse stock split of its common stock. In connection with the reverse stock split, every ten shares of issued and outstanding First Security common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. Other than the number of authorized shares of common stock disclosed in the Consolidated Balance Sheets, which did not change as a result of the reverse stock split, all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional information related to the reverse stock split, see Note 9, Stockholders’ Equity.
Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT'S PLANS
Regulatory Matters
First Security Group, Inc.
On September 7, 2010, the Company entered into a Written Agreement (the Agreement) with the Federal Reserve Bank of Atlanta (the Federal Reserve), the Company’s primary regulator. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Company's wholly owned subsidiary, FSGBank, National Association (FSGBank or the Bank).
The Agreement prohibits the Company from declaring or paying dividends without prior written consent of the Federal Reserve. The Company is also prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank without prior written consent.
Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve Bank a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the Bank’s primary regulator, the Office of the Comptroller of the Currency (OCC). Neither the Federal Reserve Bank nor the OCC accepted the initially submitted capital plan. A revised five-year strategic and capital plan is currently being reviewed by the OCC.
The Company is currently deemed not in compliance with certain provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve. Management believes the successful execution of the strategic initiatives discussed above will ultimately result in full compliance with the Agreement and position the Company for long-term growth and a return to profitability.
On September 14, 2010, the Company filed a current report on Form 8-K describing the Agreement. A copy of the Agreement is filed as Exhibit 10.1 to such Form 8-K. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Agreement.
FSGBank, N.A.
On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (Order), FSGBank consented and agreed to the issuance of a Consent Order by the OCC.

The Bank and the OCC agreed as to the areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Board of Directors is required to ensure that competent management is in place in all executive officer positions to manage the Bank in a safe and sound manner. The Bank is also required to review and revise various policies and procedures, including those associated with credit concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit. The Bank is continuing to work with the OCC to ensure the policies and procedures are both appropriate and fully implemented.
Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of March 31, 2012, the seventh financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 9.8 percent and the Tier 1 capital to adjusted total assets was 5.2 percent. The Bank has notified the OCC of its non-compliance with the requirements of the Order.
During the third quarter of 2010, the OCC requested additional information and clarifications to the Bank's submitted strategic and capital plans as well as the management assessments. Subsequent to the resignation of the CEO in April 2011, the Bank requested an extension on the submission date for the strategic and capital plans until a new CEO was appointed and had sufficient time to modify the strategic plan.
Because the Order established specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Order. As an adequately capitalized institution, the Bank may not pay interest on deposits that are more than 0.75% above the rate applicable to the applicable market of the Bank as determined by the FDIC. Additionally, the Bank may not accept, renew or roll over brokered deposits without prior approval of the Federal Deposit Insurance Corporation (FDIC).
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
On April 29, 2010, the Company filed a current report on Form 8-K describing the Order. A copy of the Order is filed as Exhibit 10.1 to such Form 8-K. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Order.
Management's Plans

The Company continues to operate in a difficult environment and has been significantly impacted by the downturn in real estate values and the general recessionary economy. The Company has experienced significant net operating losses for the quarter ended March 31, 2012 and years ended December 31, 2011, 2010, and 2009, substantially resulting from declining net interest margins and elevated levels of provision for loan losses. Losses on other real estate owned have also significantly impacted net income. Each of these financial trends was significantly impacted by significant levels of nonperforming assets and related deterioration in the economy.

During 2011 and through the first quarter of 2012, the Company underwent significant change within the Board of Directors and executive management. The changes were predicated on strengthening and deepening the Company’s leadership in order to successfully execute a strategic and capital plan to return the Company to profitable operations, satisfy the requirements of the regulatory actions detailed below, and lower the level of problem assets to an acceptable level.

In December 2011, the Company appointed Michael Kramer as President and Chief Executive Officer. Subsequently, the Company appointed a Chief Credit Officer, Retail Banking Officer and Director of FSGBank’s Wealth Management and Trust Department. The Company added three additional directors to the Board in 2011 and has added three additional directors in 2012, including a new independent Chairman of the Board, Larry D. Mauldin.

The Company’s strategic plan addresses the actions necessary to restore profitability and achieve full compliance with all regulatory agreements, including, but not limited to, restoring capital to the prescribed regulatory levels of the Order. Management is pursuing various options to restore the Company’s capital to a satisfactory level, including, but not limited to, a private stock placement and select asset divestitures of nonperforming assets. Since December 2011, the Company has been in preliminary discussions with multiple potential investors and asset disposition firms but can give no assurances as to the terms on which any such transactions may take place if at all.

The Bank has successfully maintained elevated liquidity and has chosen to do so primarily by maintaining excess cash at the Federal Reserve. The Company’s cash position as of March 31, 2012 was $225,386 thousand compared to $258,181 thousand and $197,742 thousand at December 31, 2011 and March 31, 2011, respectively.

The Company’s strategic plan includes maintaining adequate liquidity, reducing nonperforming assets, and appropriately increasing the Company’s capital ratios. Compliance with the capital ratios required in the Order can be achieved by increasing capital and / or through asset sales. The Company is currently implementing the strategic initiatives within the applicable plan.

Any failure by the Company or the Bank to achieve compliance with the applicable regulatory enforcement order may result in additional adverse regulatory action.
Regulatory Capital Ratios
Banks and bank holding companies, as regulated institutions, must maintain required levels of capital. OCC and the Federal Reserve, the primary federal regulators for FSGBank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As described above, the Order requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios. FSGBank is currently not in compliance with the capital requirements.
The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

March 31, 2012	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	4.0%	8.6%	8.6%
Total capital to risk adjusted assets	13.0%	8.0%	9.8%	9.8%
Leverage ratio	9.0%	4.0%	5.2%	5.2%

December 31, 2011
Tier I capital to risk adjusted assets	n/a	4.0%	9.7%	9.7%
Total capital to risk adjusted assets	13.0%	8.0%	11.0%	10.9%
Leverage ratio	9.0%	4.0%	5.7%	5.6%

March 31, 2011
Tier I capital to risk adjusted assets	n/a	4.0%	11.3%	11.1%
Total capital to risk adjusted assets	13.0%	8.0%	12.6%	12.4%
Leverage ratio	9.0%	4.0%	7.5%	7.3%
__________________

[1]	FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.

NOTE 3 – STOCK-BASED COMPENSATION
As of March 31, 2012, the Company has two stock-based compensation plans, the 2002 Long-Term Incentive Plan (the 2002 LTIP) and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 10-for-1 reverse stock split in 2011, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a 10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As a result of the Company's participation in TARP CPP, the terms of awards are also subject to compliance with applicable TARP compensation regulations.

Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2011, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As a result of the Company's participation in TARP CPP, the terms of awards are also subject to compliance with applicable TARP compensation regulations.
Stock Options
The following table illustrates the effect on operating results for stock-based compensation for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	2012	2011
	(in thousands)
Stock option compensation expense	$2	$5
Stock option compensation expense, net of tax [1]	$1	$3
[1] Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the three months ended March 31, 2012 and 2011, no options were exercised.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the following assumptions: expected dividend yield, expected volatility, risk-free interest rate, expected life of the option and the grant date fair value. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
During the three months ended March 31, 2012 and 2011, no options were granted.

The following table represents stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	48,205	$82.58
Granted	—
Exercised	—
Forfeited	100
Outstanding, March 31, 2012	48,105	$82.58	3.15	—	[1]
Exercisable, March 31, 2012	46,120	$85.19	2.94	—	[1]
1 As of March 31, 2012, the exercise price of all outstanding options exceeded the closing price of the Company's common stock of $3.40, resulting in no intrinsic value.
As of March 31, 2012, shares available for future option grants to employees and directors under existing plans were 48,183 and 94,579 shares for the 1999 LTIP and 2002 LTIP, respectively.
As of March 31, 2012, there was $4 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of less than one year.
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

As of March 31, 2012, unearned stock-based compensation associated with these awards totaled $323 thousand. The Company recognized $23 thousand and less than $1 thousand of compensation expense, net of forfeitures, in the first quarter of 2012 and 2011, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 2.80 years.
The following table represents restricted stock activity for the period ended March 31, 2012:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2012	41,940	[1]	$1.83
Granted	78,000	[2]
Vested	(39)
Forfeited	—
Nonvested, March 31, 2012	119,901	[3]	$2.87

[1] Includes 35,000 shares issued as an inducement grant from available and unissued shares and not from the 1999 or 2002 LTIPs.
[2] Includes 58,000 shares issued as inducement grants from available and unissued shares and not from the 1999 or 2002 LTIPs.
[3] Includes 93,000 shares issued as inducement grants from available and unissued shares and not from the 1999 or 2002 LTIPs.
The restricted stock awards granted during 2012 vest according to the TARP CPP compensation regulations such that 66%

vest after two years and the remainder vest after the third year. Additional transferability restrictions also apply.

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

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net loss	$(5,827)	$(2,658)
Preferred stock dividends	413	413
Accretion of preferred stock discount	104	98
Dividends and undistributed earnings allocated on participating securities	—	—
Net loss allocated to common stockholders	$(6,344)	$(3,169)
Denominator:
Weighted average common shares outstanding including participating securities	1,702	1,585
Less: Participating securities	90	1
Weighted average basic common shares outstanding	1,612	1,584
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—
Weighted average diluted common shares outstanding	1,612	1,584
Net loss per share:
Basic	$(3.94)	$(2.00)
Diluted	$(3.94)	$(2.00)

Due to the net loss allocated to common shareholders for all periods shown, all stock options, stock warrants, and restricted stock grants are considered anti-dilutive and are not included in the computation of diluted earnings per share. As of March 31, 2012, a total of 250 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
March 31, 2012
Debt securities—
Federal agencies	$21,989	$155	$2	$22,142
Mortgage-backed—residential	167,115	3,253	181	170,187
Municipals	29,507	1,287	14	30,780
Other	128	—	82	46
Total	$218,739	$4,695	$279	$223,155
Securities available-for-sale
December 31, 2011
Debt securities—
Federal agencies	$23,984	$251	$—	$24,235
Mortgage-backed—residential	134,210	2,817	129	136,898
Municipals	30,453	1,419	—	31,872
Other	127	—	91	36
Total	$188,774	$4,487	$220	$193,041
Securities available-for-sale
March 31, 2011
Debt securities—
Federal agencies	$29,969	$237	$169	$30,037
Mortgage-backed—residential	86,713	2,278	110	88,881
Municipals	34,377	1,062	73	35,366
Other	127	—	94	33
Total	$151,186	$3,577	$446	$154,317

There were no sales of securities for the three months ended March 31, 2012, nor were there sales for the three months ended March 31, 2011.
At March 31, 2012, December 31, 2011 and March 31, 2011, federal agencies, municipals and mortgage-backed securities with a carrying value of $31,975 thousand, $22,449 thousand and $22,823 thousand, respectively, were pledged to secure public deposits. At March 31, 2012, December 31, 2011 and March 31, 2011, the carrying amount of securities pledged to secure repurchase agreements was $19,523 thousand, $26,635 thousand and $18,581 thousand, respectively. At March 31, 2012, December 31, 2011 and March 31, 2011, securities of $5,945 thousand, $5,678 thousand and $5,762 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At March 31, 2012, the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $10,119 thousand. At March 31, 2012, pledged and unpledged securities totaled $67,562 thousand and $155,593 thousand, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2012.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$3,534	$3,579
Over 1 year through 5 years	20,546	21,166
5 years to 10 years	24,342	24,920
Over 10 years	3,202	3,303
	51,624	52,968
Mortgage-backed residential securities	167,115	170,187
Total	$218,739	$223,155

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012, December 31, 2011 and March 31, 2011.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2012
Federal agencies	$2,994	$2	$—	$—	$2,994	$2
Mortgage-backed—residential	35,384	181	—	—	35,384	181
Municipals	200	14	—	—	200	14
Other	—	—	45	82	45	82
Totals	$38,578	$197	$45	$82	$38,623	$279
December 31, 2011
Mortgage-backed—residential	$26,780	$129	$—	$—	$26,780	$129
Municipals	—	—	—	—	—	—
Other	—	—	36	91	36	91
Totals	$26,780	$129	$36	$91	$26,816	$220
March 31, 2011
Federal agencies	$6,823	$169	$—	$—	$6,823	$169
Mortgage-backed—residential	13,409	110	—	—	13,409	110
Municipals	1,808	46	375	27	2,183	73
Other	—	—	33	94	33	94
Totals	$22,040	$325	$408	$121	$22,448	$446

As of March 31, 2012, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of March 31, 2012, gross unrealized losses in the Company’s portfolio totaled $279 thousand, compared to $220 thousand as of December 31, 2011 and $446 thousand as of March 31, 2011. The unrealized losses in mortgage-backed securities (consisting of eleven securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses in the pooled trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at March 31, 2012 are considered temporary.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$212,693	$217,597	$240,906
Commercial	226,367	195,062	215,831
Construction	49,442	53,807	74,672
Multi-family and farmland	31,532	31,668	35,556
	520,034	498,134	566,965
Commercial loans	60,835	59,623	77,087
Consumer installment loans	16,450	20,011	29,468
Leases, net of unearned income	2,072	2,920	5,467
Other	4,524	3,809	3,661
Total loans	603,915	584,497	682,648
Allowance for loan and lease losses	(18,990)	(19,600)	(22,500)
Net loans	$584,925	$564,897	$660,148

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
The following table presents an analysis of the activity in the allowance for loan and lease losses for the three months ended March 31, 2012 and March 31, 2011. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $6 thousand for the three month periods ended March 31, 2012 and March 31, 2011, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $255 thousand and $253 thousand at March 31, 2012 and 2011, respectively.

Allowance for Loan and Lease Losses
For the Three Months Ended March 31, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$—	$19,600
Charge-offs	(1,147)	(537)	(638)	(15)	(231)	(89)	(494)	—	—	(3,151)
Recoveries	19	23	486	4	112	55	36	5	—	740
Provision	1,016	(414)	(265)	787	446	(17)	251	(3)	—	1,801
Ending balance, March 31, 2012	$6,256	$5,299	$1,068	$1,504	$3,976	$354	$511	$22	$—	$18,990

Allowance for Loan and Lease Losses
For the Three Months Ended March 31, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000
Charge-offs	(270)	(662)	(700)	—	(352)	(122)	(919)	—	—	(3,025)
Recoveries	6	1	38	6	253	36	301	—	—	641
Provision	(402)	492	1,136	(82)	(908)	(129)	783	(6)	—	884
Ending balance, March 31, 2011	$6,680	$5,381	$3,379	$685	$4,685	$598	$1,082	$10	$—	$22,500

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of March 31, 2012.
As of March 31, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,804	$33	$9,022	$55	$12,265	$—	$860	$—	$25,951	$88
Collectively evaluated	208,889	6,223	217,345	5,244	37,177	1,068	30,672	1,504	494,083	14,039
Total evaluated	$212,693	$6,256	$226,367	$5,299	$49,442	$1,068	$31,532	$1,504	$520,034	$14,127

	Commercial		Consumer		Leases		Other and Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,709	$1,490	$—	$—	$1,036	$271	$—	$—	$30,696	$1,849
Collectively evaluated	57,126	2,486	16,450	354	1,036	240	4,524	22	573,219	17,141
Total evaluated	$60,835	$3,976	$16,450	$354	$2,072	$511	$4,524	$22	$603,915	$18,990

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2011.
As of December 31, 2011

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$4,109	$33	$10,904	$474	$13,377	$324	$1,471	$—	$29,861	$831
Collectively evaluated	213,488	6,335	184,158	5,753	40,430	1,161	30,197	728	468,273	13,977
Total evaluated	$217,597	$6,368	$195,062	$6,227	$53,807	$1,485	$31,668	$728	$498,134	$14,808

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,064	$150	$—	$—	$1,564	$495	$—	$—	$33,489	$1,476
Collectively evaluated	57,559	3,499	20,011	405	1,356	223	3,809	20	551,008	18,124
Total evaluated	$59,623	$3,649	$20,011	$405	$2,920	$718	$3,809	$20	$584,497	$19,600

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
For the allowance analysis, the Company’s primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2012:
As of March 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$179,334	$7,417	$22,138	$3,804	$212,693
Real estate: Commercial	188,893	9,900	18,552	9,022	226,367
Real estate: Construction	33,243	803	3,131	12,265	49,442
Real estate: Multi-family and farmland	21,633	2,035	7,004	860	31,532
Commercial	40,685	7,040	9,401	3,709	60,835
Consumer	15,905	37	508	—	16,450
Leases	—	359	677	1,036	2,072
Other	4,419	—	105	—	4,524
Total Loans	$484,112	$27,591	$61,516	$30,696	$603,915

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2011:
As of December 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$185,464	$6,383	$21,641	$4,109	$217,597
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809
Total Loans	$459,283	$29,551	$62,174	$33,489	$584,497

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $30,696 thousand, $33,489 thousand and $43,140 thousand at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the three month periods ended March 31, 2012 and 2011.

The following table presents additional information on the Company’s impaired loans as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012				As of December 31, 2011			As of March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$3,205	$3,337	$—	$2,786	$3,510	$3,665	$—	$2,155
Real estate: Commercial	8,465	12,127	—	11,120	9,512	15,555	—	11,003
Real estate: Construction	12,265	14,982	—	13,125	12,623	15,757	—	19,426
Real estate: Multi-family and farmland	860	860	—	965	1,471	1,471	—	742
Commercial	1,070	1,070	—	2,045	1,354	1,354	—	2,839
Consumer	—	—	—	837	—	—	—	1,548
Leases	494	494	—	792	574	574	—	1,586
Total	$26,359	$32,870	$—	$31,670	$29,044	$38,376	$—	39,299
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$599	$599	$33	$300	$599	$599	$33	—
Real estate: Commercial	557	557	55	279	1,392	1,392	474	—
Real estate: Construction	—	—	—	2,618	755	755	324	2,663
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	—
Commercial	2,640	2,640	1,490	1,784	710	710	150	1,242
Consumer	—	—	—	—	—	—	—	—
Leases	541	541	271	271	989	989	495	—
Total	$4,337	$4,337	$1,849	$5,252	$4,445	$4,445	$1,476	3,905
Total impaired loans	$30,696	$37,207	$1,849	$36,922	$33,489	$42,821	$1,476	43,204

Nonaccrual loans were $43,137 thousand, $46,907 thousand and $52,539 thousand at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The following table provides nonaccrual loans by type:

	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$10,812	$10,877	$7,648
Real estate: Commercial	10,716	13,288	14,705
Real estate: Construction	13,353	14,683	19,944
Real estate: Multi-family and farmland	1,644	2,272	1,320
Commercial	4,586	3,087	4,818
Consumer and other	455	456	1,862
Leases	1,571	2,244	2,242
Total Loans	$43,137	$46,907	$52,539

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.
As of March 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,932	$6,121	$9,053	$203,640	$212,693	$450
Real estate: Commercial	3,535	9,549	13,084	213,283	226,367	2,322
Real estate: Construction	2,035	10,391	12,426	37,016	49,442	223
Real estate: Multi-family and farmland	—	1,366	1,366	30,166	31,532	466
Subtotal of real estate secured loans	8,502	27,427	35,929	484,105	520,034	3,461
Commercial	1,518	4,576	6,094	54,741	60,835	194
Consumer	26	251	277	16,173	16,450	1
Leases	137	580	717	1,355	2,072	44
Other	3	—	3	4,521	4,524	—
Total Loans	$10,186	$32,834	$43,020	$560,895	$603,915	$3,700

As of December 31, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$4,857	$6,232	$11,089	$206,508	$217,597	$232
Real estate: Commercial	4,652	9,587	14,239	180,823	195,062	370
Real estate: Construction	2,262	10,393	12,655	41,152	53,807	70
Real estate: Multi-family and farmland	583	2,922	3,505	28,163	31,668	1,416
Subtotal of real estate secured loans	12,354	29,134	41,488	456,646	498,134	2,088
Commercial	690	3,454	4,144	55,479	59,623	620
Consumer	70	370	440	19,571	20,011	42
Leases	150	1,674	1,824	1,096	2,920	4
Other	5	68	73	3,736	3,809	68
Total Loans	$13,269	$34,700	$47,969	$536,528	$584,497	$2,822

As of March 31, 2012, the Company had two loans, not on non-accrual, that were considered troubled debt restructurings. Two commercial loans, totaling $1,455 thousand, have been restructured to an extended term to assist the borrower by reducing the monthly payments. As of March 31, 2012, these loans are performing under the modified terms.

The Company had $4.8 million and $4.0 million in troubled restructured debts outstanding as of March 31, 2012 and 2011. The Company has allocated $55 thousand and no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and 2011. The Company has not committed to lend additional amounts as of March 31, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed no modifications that would qualify as troubled debt restructurings during the three months ended March 31, 2012.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012:

	As of March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Residential	1	$254	$235
Commercial	2	1,262	432
Total	3	$1,516	$667

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The trouble debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in $395 thousand in charge offs during the three months ended March 31, 2012.

NOTE 7 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended
	March 31,
	2012	2011
Noninterest income—	(in thousands)
Point-of-service fees	342	317
Mortgage loan and related fees	175	205
Bank-owned life insurance income	204	257
Trust fees	145	228
Gain on sale of assets	125	21
All other items	275	454
Total noninterest income	$1,266	$1,482
Noninterest expense—
Professional fees	$726	$1,065
FDIC insurance	650	1,048
Data processing	367	396
Write-downs on other real estate owned and repossessions	2,297	797
Losses on other real estate owned, repossessions and fixed assets	328	192
OREO and repossession holding costs	530	370
Communications	131	163
ATM/Debit Card fees	102	133
Insurance	217	287
OCC Assessments	124	141
Intangible asset amortization	119	113
All other items	668	859
Total noninterest expense	$6,259	$5,564

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2012, December 31, 2011, and March 31, 2011 was as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Commitments to extend credit	$92,298	$108,335	$120,464
Standby letters of credit	$7,916	$7,983	$13,798

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
Preferred Stock
The Series A Preferred Stock qualifies as tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 33,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the Series A Preferred Stock), were issued to the United States Department of Treasury (Treasury) as part of as part of the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP). Since the first quarter of 2010, the Board of Directors has elected on a quarterly basis to defer dividend payments for the Series A Preferred Stock. Under the terms of the Preferred Stock, Treasury has the right to appoint up to two directors to the Company's Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods. As previously reported, William F. Grant, III and Robert R. Lane were elected to the Company's Board of Directors in 2012 pursuant to the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends on the Series A Preferred Stock for all past dividend periods have been paid.
On September 7, 2010, the Company entered into the Agreement with the Federal Reserve. Pursuant to the Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. See Note 2 for additional information regarding the Agreement.
The Company recognized $413 thousand in dividends for the Series A Preferred Stock for the three months ended March 31, 2012 compared to $413 thousand for the three months ended March 31, 2011. As of March 31, 2012, aggregate unpaid, accrued dividend on the Series A Preferred Stock is $3,919 thousand and is included in other liabilities in the Company’s consolidated balance sheet. For the three months ended March 31, 2012 and 2011, the Company recognized $104 thousand and $98 thousand, respectively, in discount accretion on the Series A Preferred Stock.
ESOP Activity
On March 31, 2012, the Company released shares from the Employee Stock Ownership Plan (the ESOP) for the matching contribution of 100% of the employee’s contribution up to 1% of the employee’s compensation for the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense
	(in thousands)
Shares as of December 31, 2011	31	—	89
Shares allocated during 2012	(7)	—	7	$24
Shares as of March 31, 2012	24	—	96

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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company re-evaluated the valuation allowance quarterly through 2011 and as of March 31, 2012. Positive evidence included the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of March 31, 2012, the valuation allowance totals $36.8 million.
For the three months ended March 31, 2012, the Company recognized an income tax provision of $109 thousand. For the three months ended March 31, 2011, the Company recognized an income tax provision of $191 thousand. The following reconciles the income tax provision to statutory rates:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Federal taxes at statutory tax rate	$(1,944)	$(840)
Tax exempt earnings on loans and securities	(96)	(112)
Tax exempt earnings on bank owned life insurance	(59)	(70)
Low-income housing tax credits	(91)	(97)
Other, net	14	12
State tax provision, net of federal effect	(242)	(123)
Changes in the deferred tax asset valuation allowance	2,527	1,421
Income tax provision	$109	$191

The increases in the deferred tax valuation allowance offset the income tax benefits recognized for the three months ended March 31, 2012. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.
The Company evaluated its material tax positions as of March 31, 2012. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements. The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2012	$1,480
Increases related to prior year tax positions	—
Increases related to current year tax positions	34
Lapse of statute	—
Balance at March 31, 2012	$1,514

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

There are three levels of inputs that may be used to measure fair values:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The Company used the following methods and significant assumptions to estimate fair value:
Cash and cash equivalents: The carrying value of cash and cash equivalents approximates fair value.
Interest bearing deposits in banks: The carrying amounts of interest bearing deposits in banks approximate fair value.
Federal Home Loan Bank Stock and Federal Reserve Bank Stock: It is not practical to determine the fair value of FHLB stock or FRB Stock due to restrictions placed on their transferability. As such, these instruments are carried at cost.
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
Loans: For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans and other consumer loans are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers of similar credit ratings quality. Fair value for impaired loans and leases are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value may not approximate the exit price.
Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Appraisals for both collateral-dependent impaired loans and other real estate owned are performed annually by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 15% should be applied.
Loans Held For Sale: Fair value for loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).
Accrued interest receivable: The carrying value of accrued interest receivable approximates fair value.
Deposit liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected maturities on time deposits.
Federal funds purchased and securities sold under agreements to repurchase: These borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the consolidated balance sheets approximates fair value.
Accrued interest payable: The carrying value of accrued interest payable approximates fair value.
Other borrowings: Other borrowings carrying amount reported in the consolidated balance sheets approximates fair value.
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$22,142	$—	$22,142
Mortgage-backed—residential	—	170,187	—	170,187
Municipals	—	29,443	1,337	30,780
Other	—	—	46	46
Total securities available-for-sale	$—	$221,772	$1,383	$223,155
Loans held for sale	$—	$2,136	$—	$2,136
Forward loan sales contracts	$—	$61	$—	$61
Financial liabilities
None

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$24,235	$—	$24,235
Mortgage-backed—residential	—	136,898	—	136,898
Municipals	—	30,533	1,339	31,872
Other	—	—	36	36
Total securities available-for-sale	$—	$191,666	$1,375	$193,041
Loans held for sale	$—	$2,233	$—	$2,233
Financial liabilities
Forward loan sales contracts	$—	$21	$—	$21

	Fair Value Measurements at
	March 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$30,037	$—	$30,037
Mortgage-backed—residential	—	88,881	—	88,881
Municipals	—	35,116	250	35,366
Other	—	33	—	33
Total securities available-for-sale	$—	$154,067	$250	$154,317
Loans held for sale	$—	$1,145	$—	$1,145
Forward Loan Sales Contracts	$—	$1	$—	$1
Financial liabilities
None

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of March 31, 2012.

	Balance as of December 31, 2011	Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance as of March 31, 2012
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	$1,339	$(2)	$—	$—	$1,337
Other	36	10	—	—	46

At March 31, 2012, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.
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
The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the three months ended March 31, 2012.

	Carrying Value as of March 31, 2012	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2012
	(in thousands)
Other real estate owned –
Construction/development loans	$7,946	$—	$—	$7,946	$(5,593)
Residential real estate loans	2,860	—	—	2,860	(1,627)
Multi-family and farmland	429	—	—	429	(112)
Commercial real estate loans	3,555	—	—	3,555	(3,244)
Other real estate owned	14,790	—	—	14,790	(10,576)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	2,906	—	—	2,906	(33)
Real Estate: Commercial	6,059	—	—	6,059	—
Real Estate: Construction	12,265	—	—	12,265	—
Real Estate: Multi-family and farmland	369	—	—	369	—
Commercial	1,564	—	—	1,564	—
Collateral-dependent loans	23,163	—	—	23,163	(33)
Totals	$37,953	$—	$—	$37,953	$(10,609)

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the twelve months ended December 31, 2011.

	Carrying Value as of December 31, 2011	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2011
	(in thousands)
Other real estate owned –
Construction/development loans	$8,591	$—	$—	$8,591	$(4,351)
Residential real estate loans	5,007	—	—	5,007	(1,285)
Commercial real estate loans	3,481	—	—	3,481	(1,977)
Other real estate owned	17,079	—	—	17,079	(7,613)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	3,191	—	—	3,191	(33)
Real Estate: Commercial	6,778	—	—	6,778	(324)
Real Estate: Construction	12,919	—	—	12,919	—
Real Estate: Multi-family and farmland	380	—	—	380	—
Commercial	2,118	—	—	2,118	(495)
Collateral-dependent loans	25,386	—	—	25,386	(852)
Totals	$42,465	$—	$—	$42,465	$(8,465)
For the three month period ended March 31, 2012, the Company established or increased its valuation allowance on $8.8 million of other real estate owned. The Company recorded write-downs on other real estate of $2,236 thousand during the three months ended March 31, 2012. For collateral-dependent loans, $519 thousand of provision for loan loss was recorded to establish or increase its valuation allowance during the three months ended March 31, 2012 as compared to $752 thousand for the same period in the prior year. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
During 2011, the Company determined that the Level 3 fair value methodology was more consistent with the Company’s valuation approach to other real estate owned, repossessions and collateral-dependent loans. As such, the Company transferred all applicable balances into the Level 3 category. There have been no transfers into or out of Level 3 during 2012. There were no transfers between Level 1 and Level 2 during 2012 or 2011.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property range from (61.4%) to 126.1% with a weighted average adjustment of 6.7%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provide a range of capitalization rates between 8.5% to 12.0% with a weighted average of 10.1%. The Company's current third-party appraisals provide a range of adjustments to net operating income expectations of (10.0)% to 100.0% with a weighted average of 12.5%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 15% as of March 31, 2012.
The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at March 31, 2012.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$6,059	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0)%	60.0%	1.9%
		Income Approach	Adjustment for differences in net operating income expectations	(10.0)%	10.0%	(4.7)%
			Capitalization rate	9.0%	9.5%	9.4%
Impaired Loans - Residential	2,906	Sales Approach	Adjustment for differences between the comparable sales	(15.1)%	36.1%	1.1%
		Income Approach	Adjustment for differences in net operating income expectations	—%	6.0%	6.0%
			Capitalization rate	—%	10.0%	10.0%
Impaired Loans - Construction	12,265	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0)%	10.8%	(7.7)%
		Income Approach	Adjustment for differences in net operating income expectations	—%	12.0%	9.4%
		Development Loans	Absorption Rate	3.0%	33.3%	20.8%
		Development Loans	Discount Rate	18.0%	24.0%	22.3%
			Capitalization rate	—%	12.0%	12.0%
OREO-Residential	2,860	Sales comparison approach	Adjustment for differences between the comparable sales	(10.7)%	44.8%	8.4%
OREO-Commercial	3,555	Sales comparison approach	Adjustment for differences between the comparable sales	(61.4)%	126.1%	0.8%
		Income Approach	Adjustment for differences in net operating income expectations	2.9%	100.0%	23.5%
			Capitalization rate	8.5%	11.5%	9.4%
OREO-Construction	7,946	Sales comparison approach	Adjustment for differences between the comparable sales	(50.0)%	90.3%	22.6%
			Capitalization rate	—%	12.0%	12.0%
The following table presents the estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

		Fair Value Measurements at
		March 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$8,244	$8,244	$—	$—	$8,244
Interest bearing deposits in banks	$217,142	$217,142	$—	$—	$217,142
Securities available-for-sale	$223,155	$—	$221,772	$1,383	$223,155
Federal Home Loan Bank stock	$2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	$2,310	N/A	N/A	N/A	N/A
Loans held for sale	$2,136	$—	$2,136	$—	$2,136
Loans	$601,779	$—	$—	$604,071	$604,071
Allowance for loan and lease losses	$(18,990)	$—	$—	$(18,990)	$(18,990)
Accrued interest receivable	$3,036	$—	$998	$2,038	$3,036
Financial liabilities
Deposits	$1,038,546	$395,957	$646,236	$—	$1,042,193
Federal funds purchased and securities sold under agreements to repurchase	$16,629	$16,629	$—	$—	$16,629
Accrued interest payable	$2,033	$66	$1,967	$—	$2,033

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	8,884	8,884	—	—	8,884
Interest bearing deposits in banks	249,297	249,297	—	—	249,297
Securities available-for-sale	193,041	—	191,666	1,375	193,041
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,310	N/A	N/A	N/A	N/A
Loans held for sale	2,233	—	2,233	—	2,233
Loans	582,264	—	—	582,264	582,264
Allowance for loan and lease losses	(19,600)	—	—	(19,600)	(19,600)
Accrued interest receivable	2,798	—	821	1,977	2,798
Financial liabilities
Deposits	1,019,422	372,710	649,021	—	1,021,731
Federal funds purchased and securities sold under agreements to repurchase	14,520	14,520	—	—	14,520
Other borrowings	58	58	—	—	58
Accrued interest payable	1,906	62	1,844	—	1,906

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
As of March 31, 2012, December 31, 2011 and March 31, 2011, there were $2,136 thousand, $2,233 thousand and $1,145 thousand in loans held for sale recorded at fair value, respectively. For the three months ended March 31, 2012, approximately $175 thousand in loan origination and related fee income was recognized in noninterest income. For the three months ended March 31, 2011, approximately $205 thousand in loan origination and related fee income was recognized in noninterest income. An insignificant amount of origination and related fee expense was recognized in the three months ended March 31, 2012 and 2011 in noninterest expense utilizing the fair value option.
For the three months ended March 31, 2012, the Company recognized a loss of $43 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the three months ended March 31, 2011, the Company recognized a loss of $213 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and reduced income by $39 thousand for the three months ended March 31, 2012. The changes in the fair value of the hedges provided $296 thousand of income for the three months ended March 31, 2011.
The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$2,136	$2,197	$(61)

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of March 31, 2012, the Company has not entered into a transaction in a dealer capacity.
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
On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2,010 thousand and $5,778 thousand, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $437 thousand for the three months ended March 31, 2012, and $480 thousand for the three months ended March 31, 2011.
The following table presents the accretion of the remaining gain for the terminated swaps.

	2012 (1)	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$30	$30
Accretion of gain from 2009 terminated swaps	$866	$866
__________________

(1)	Represents the gain accretion for April 1, 2012 to December 31, 2012. Excludes the amounts recognized in the first three months of 2012.

The following table presents the cash flow hedges as of March 31, 2012.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,136	$61	$—	$33	Various
	$2,136	$61	$—	$33
Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$35,000	$—	$—	$20	June 28, 2012
Interest rate swap	25,000	—	—	286	October 11, 2012
Interest rate swap	25,000	—	—	286	October 11, 2012
	$85,000	$—	$—	$592
__________________

1.
The $592 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2012, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of March 31, 2012.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$2,136	Other assets	$61	Other liabilities	N/A	Noninterest income – other	$82
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$2,136	N/A	N/A	Noninterest income – other	N/A

For the three months ended March 31, 2012, no significant amounts were recognized for hedge ineffectiveness.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (FASB) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 11.
In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder's equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to one continuous statement instead of presented as part of the consolidated statement of shareholder's equity.

NOTE 15 – SUBSEQUENT EVENTS
On April 16, 2012, the Board of Directors of the Company increased its size to nine directors and elected Larry D. Mauldin to join the Board. The Board also elected Mr. Mauldin as Chairman of the Board. On April 18, 2012, Mr. Mauldin was elected to join the Board of the Bank as Chairman of the Board of FSGBank. Mr. Mauldin completed a 40-year banking career by retiring in March 2007 as Chairman, President and CEO of SunTrust Bank of East Tennessee, N.A., a subsidiary of SunTrust Banks, Inc., in Knoxville, Tennessee. Mr. Mauldin is currently the Chairman of the Board of Covenant Health in Knoxville, TN, a nonprofit corporation that is the parent company for an eight hospital health care system, and Project GRAD, also in Knoxville, TN, a nonprofit corporation located in Knoxville. Mr. Mauldin's election was previously announced on the Company's Form 8-K filed April 17, 2012.
On April 30, 2012, the Company entered into a compromise and settlement of its uncertain tax position. The settlement provided for payment by the Company of approximately $185 thousand on its $1,514 thousand uncertain tax position. The Company had accrued $1,000 thousand, resulting in a recovery of approximately $815 thousand recorded as a tax benefit. A subsequent event impacting an uncertain tax position is recorded in the period of the event. Accordingly, the tax benefit will be recognized during the second quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Security to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future.
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

FIRST QUARTER 2012 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three month periods ended March 31, 2012 and 2011. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of March 31, 2012. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. (FSGBank), currently has 30 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 311 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and internet banking (www.FSGBank.com) services.
Strategic Initiatives for 2012
During 2012, we continue to execute certain strategic initiatives that began during 2009 and 2010 and continued through 2011. We believe our strategic initiatives are positioning us appropriately for both short-term stability and long-term success. Executed initiatives include centralizing loan underwriting and approval, consolidating six branches, deepening senior management, improving our liquidity position and outsourcing the marketing and sales function for most of our foreclosed properties.
From 2009 through 2011, we focused our attention on evaluating and addressing operational areas of the Bank that required improvement. Historically, the credit function was decentralized with lending authority and underwriting conducted regionally. During 2009, we began the process to centralize all credit functions, including underwriting and approval, document preparation, and collections. We also executed a liquidity strategy to maintain an elevated level of cash reserves to provide stability and the ability to fund multiple years of obligations without relying on deposit growth or additional borrowings. During the last twelve months, the executive management team has been restructured and our Board has increased in size and strength. For 2012, we intend to implement the business plan within our strategic plan, as discussed below. We believe our strategic initiatives within our business plan are positioning us appropriately for both short-term stability and long-term success.

Strategic Initiative - Strengthening Management
We have completed the restructuring of our executive and senior management team. Michael Kramer was appointed as CEO and President in December 2011. This was followed by the appointment of three executive vice presidents in February 2012: Chief Credit Officer, Retail Banking Officer and Director of FSGBank's Wealth Management and Trust Department. Additionally, a Chief Lending Officer joined the FSGBank in August 2011. We also promoted two tenured managers to the roles of Chief Administrative Officer in February 2012 and Chief Financial Officer in February 2011.
Strategic Initiative - Strengthening Board of Directors
During 2011, three additional directors were appointed to the Board. During the first quarter of 2012, an additional three directors were appointed. Mr. William F. Grant, III and Mr. Robert R. Lane were appointed pursuant to the terms of the Series A Preferred Stock, as elected by the Treasury. The third director, Larry D. Mauldin, was appointed as the new independent Chairman of the Board.
We believe our current Board embodies the level of banking, small business and leadership background to provide a strong level of oversight to our management team while also ensuring our overall business strategy supports our fundamental objectives of creating long-term shareholder value.
Strategic Initiative - Strengthening Capital
Management is pursuing various options to restore First Security's capital to a satisfactory level, including, but not limited to, a private stock placement. Since December 2011, management has been in preliminary discussions with multiple potential investors. While no letters of intent or binding commitments have been executed, in management's opinion, the reaction of potential investors has generally been positive and has led to continuing discussions. However, management can give no assurances as to the terms on which any such transaction may take place, if at all.
Strategic Initiative - Improving Asset Quality
Management is evaluating various options to reduce the level of nonperforming assets, including, but not limited to, select asset divestitures of nonperforming assets. Additionally, management has implemented an incentive plan for the Special Assets department that rewards both reductions in nonperforming assets and achieving historical realization rates. We expect this to produce higher volumes of nonperforming asset resolutions during 2012 as compared to 2011, which, when combined with the expectation of lower inflows into nonperforming loans, should reduce the overall level of nonperforming assets.
Strategic Initiative - Growing Deposit Market Share
The Retail Banking Officer is primarily responsible for managing the branch operations, including the implementation of a sales culture for growing core deposits. With significant brokered deposits maturing over the next 18 to 24 months, we have the opportunity to replace these high-cost deposits with traditional low-cost deposits. Clearly defined objectives have been established for each of our 30 branch locations. Leveraging our branches to grow market share with core deposits will reduce our cost of funds, increase our margin and assisting us in achieving overall profitability.
Strategic Initiative – Investing Excess Liquidity in Loans and Securities
As of March 31, 2012, our total interest-bearing cash was $217.1 million. During 2012, we anticipate prudently reducing our excess cash position by investing in higher yielding assets, primarily loans or investment securities. Effective January 1, 2012, we implemented a lender incentive plan that included clearly defined goals by lending position as well as strong asset quality expectations. We believe this renewed focus on loan growth will result in our loan portfolio stabilizing and growing during 2012. During the first quarter of 2012, our loans grew by 3.3% (13.2% on an annualized basis). We anticipate additional loan growth during 2012, although at a slower growth rate than the first quarter. The additional excess liquidity will be invested in our investment security portfolio. We anticipate purchasing short duration investment to minimize future interest rate risk. Collectively, we anticipate reducing our cash position by approximately $100 million during 2012. We believe a disciplined approach to allocating our excess liquidity into higher yielding assets will improve our yield on earning assets, increase our margin and assist us in achieving overall profitability.
Regulatory Matters
Effective September 7, 2010, First Security entered into a Written Agreement (the Agreement) with the Federal Reserve Bank of Atlanta (the Federal Reserve). The Agreement is designed to enhance First Security's ability to act as a source of strength to the Company's wholly owned subsidiary, FSGBank, National Association (FSGBank or the Bank). Substantially all of the requirements of the Agreement are similar to those already in effect for FSGBank pursuant to the Consent Order that is described below. On September 14, 2010, we filed a current report on Form 8-K describing the Agreement. A copy of the Agreement is filed as Exhibit 10.1 to such Form 8-K.
We are currently deemed not in compliance with certain provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve Bank. We can provide no assurances that we will be able to comply fully with the Agreement, that efforts to comply with the Agreement will not have a material adverse effect on the operations and financial condition of First Security, or that further enforcement actions won't be imposed on First Security.
Effective April 28, 2010, FSGBank reached an agreement with its primary regulator, the OCC, regarding the issuance of a Consent Order. The Order is a result of the OCC's regular examination of FSGBank in the fall of 2009 and directs FSGBank to take actions intended to strengthen its overall condition. All customer deposits remain fully insured by the FDIC to the maximum extent allowed by law; the Order does not impact this coverage in any manner. On April 29, 2010, First Security filed a current report on Form 8-K describing the Order and the related actions taken by the Bank to date. The Form 8-K also provides a copy of the fully executed Order.
We are currently deemed not in compliance with certain provisions of the Order, including the capital requirements. The Order required FSGBank to maintain certain capital ratios within 120 days of it execution. As of March 31, 2012, the Bank's total capital to risk-weighted assets was 9.8% and the Tier 1 capital to adjusted total assets was 5.2%. The Bank has notified the OCC of the non-compliance. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate.
We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Agreement or the Order will not have a material adverse effect on the operations and financial condition of the Company or FSGBank, or that further enforcement actions will not be imposed on the Company or FSGBank.
Prior to and following the OCC's regularly scheduled exam in the fall of 2009, we developed and began implementing a number of strategic initiatives designed to improve both the operations and the financial performance of First Security. A primary change involved the centralization of key functions, including all aspects of credit administration. During 2011 and the first quarter of 2012, the management team underwent significant turnover and change. The Board of Directors appointed Michael Kramer as CEO and President in December 2011 and he subsequently hired a Chief Credit Officer and two additional senior management positions during the first quarter of 2012. With the changes in management, we began the process of developing a new strategic and capital plan to serve as the framework for the Company. We believe the successful execution of this strategic and capital plan will result in full compliance with the Order and the Agreement and position us for long-term growth and a return to profitability.
Overview
Market Conditions
Most indicators point toward the overall U.S. economy continuing to gradually improve during 2012. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.
Announced in 2010, Amazon.com opened two distribution centers in our markets in 2011. The $139 million investments created more than 2,000 full-time jobs in Hamilton and Bradley counties along with more than 2,000 seasonal jobs. Amazon is currently in the process of expanding its Chattanooga facility and anticipates the expansion will translate to additional hiring, with a peak of 5,000 positions in 2012.
Announced in 2008, the $1 billion Volkswagen automotive production facility has produced more than 50,000 Passats since beginning production on May 24, 2011. As of February 16, 2012, Volkswagen employed approximately 2,500 direct hires, and has announced that an additional 200 jobs will be added. Volkswagen estimates an additional 9,500 supplier-related jobs have been or will be added to the region.
Also announced in 2008, Wacker Chemical is building a $1.8 billion polysilicon production plant for the solar power industry near Cleveland, Tennessee. The plant is expected to create an additional 600 direct jobs for our market area. We believe the positive economic impact on Chattanooga and the surrounding region from Amazon, Volkswagen and other recently announced large economic investments will be significant and that it may stabilize and possibly increase real estate values and enhance economic activity within our market area.
While the national economy continues to struggle to recover from the recession, with higher unemployment across the country, our larger market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have lower unemployment rates of 7.3% and 6.3%, respectively, as of March 2012, than the Tennessee rate of 8.1%. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint, with the carpet industry in the Dalton area experiencing layoffs of approximately 600 jobs in the latter half of 2011 and early 2012. The unemployment rate in the Dalton MSA is 11.6% (as of March 2012) compared to the Georgia rate of 8.9%. The number of unemployed workers has declined 24.2% in Chattanooga, 29.1% in Knoxville, and 15.9% in Dalton since the peak in June 2009. We believe these positive employment trends will continue through the remainder of 2012.
Financial Results
As of March 31, 2012, we had total consolidated assets of $1.1 billion, total loans of $603.9 million, total deposits of $1.0 billion and stockholders’ equity of $61.8 million. For the three months ended March 31, 2012, our net loss allocated to common shareholders was $6.3 million, resulting in basic net loss of $3.94 per share and diluted net loss of $3.94 per share for the quarter.
As of March 31, 2011, we had total consolidated assets of $1.1 billion, total loans of $682.6 million, total deposits of $1.0 billion and stockholders’ equity of $90.1 million. For the three months ended March 31, 2011, our net loss allocated to common shareholders was $3.2 million, resulting in basic net loss of $2.00 per share and diluted net loss of $2.00 per share for the quarter. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.
For the three month period ended March 31, 2012, net interest income decreased by $1.3 million and noninterest income decreased by $281 thousand compared to the same period in 2011. For the quarter ended March 31, 2012, noninterest expense increased by $762 thousand compared to the same period in 2011. The decline in net interest income is primarily attributable to a reduction in our average loan portfolio. Noninterest income decreased primarily due to lower deposit fees and trust fees, while noninterest expense increased for the quarter primarily due to higher expenses associated with nonperforming assets, including write-downs, losses and holding costs, partially offset by lower professional fees. Full-time equivalent employees were 311 at March 31, 2012, compared to 314 at March 31, 2011.
The provision for loan and lease losses increased $917 thousand for the three month period ended March 31, 2012 compared to the same period in 2011.
Our efficiency ratio increased in the first quarter of 2012 to 104.0% compared to 82.6% in the same period of 2011 primarily due to reductions in net interest income and noninterest income that combined with an increase in noninterest expense. We anticipate our efficiency ratio to begin to improve during the second quarter of 2012 as we focus on enhancing revenue while continuing to reduce certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio over the balance of 2012 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.
Net interest margin in the first quarter of 2012 was 2.52%, or 0.44% lower than the prior year period of 2.96%. We anticipate that our margin will improve during the remainder of 2012 as brokered deposits mature and our excess liquidity is invested in higher-yielding assets. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board to the target federal funds rate.
Since the first quarter of 2010, to further preserve our capital resources, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference of $1,000 per share (the Series A Preferred Stock), issued to the United States Department of Treasury (Treasury) as part of as part of the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP). Pursuant to the Agreement, the Company is prohibited from declaring or paying dividends without the prior written consent of the Federal Reserve. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. Our ability to distribute cash dividends in the future may be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.
As previously reported, William F. Grant, III and Robert R. Lane were elected to the Board of Directors during the first quarter of 2012 pursuant to the terms of the Series A Preferred Stock as a result of First Security's deferral of dividends payable thereon since January 2010. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends on the Series A Preferred Stock for all past dividend periods have been paid.

RESULTS OF OPERATIONS
We reported a net loss allocated to common stockholders for the three month period ended March 31, 2012 of $6.3 million compared to a net loss allocated to common stockholders for the same period in 2011 of $3.2 million. In the first quarter of 2012, basic net loss per share was $3.94 and diluted net loss per share was $3.94 on approximately 1.6 million weighted average shares outstanding. As above, these amounts reflect the effect of the one-for-ten reverse stock split.
Net loss on a quarterly basis in 2012 was above the comparable amount in 2011 as a result of the increase in our provision for loan loss and writedowns on the OREO portfolio. As of March 31, 2012, we had 30 banking offices, including the headquarters, and 311 full-time equivalent employees.
The following table summarizes the components of income and expense and the changes in those components for the three month period ended March 31, 2012 compared to the same period in 2011.
CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year
	March 31, 2012	Amount	Percentage
	(in thousands, except percentages)
Interest income	$9,689	$(1,813)	(15.8)%
Interest expense	3,454	(522)	(13.1)%
Net interest income	6,235	(1,291)	(17.2)%
Provision for loan and lease losses	1,801	917	103.7%
Net interest income after provision for loan and lease losses	4,434	(2,208)	(33.2)%
Noninterest income	1,983	(281)	(12.4)%
Noninterest expense	12,135	762	6.7%
Net loss before income taxes	(5,718)	(3,251)	131.8%
Income tax (benefit) provision	109	(82)	(42.9)%
Net loss	(5,827)	(3,169)	119.2%
Preferred stock dividends and discount accretion	517	6	1.2%
Net loss allocated to common stockholders	$(6,344)	$(3,175)	100.2%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended March 31, 2012, net interest income decreased by $1.3 million, or 17.2%, to $6.2 million compared to $7.5 million for the same period in 2011.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended March 31, 2012 and 2011.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	March 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$594,579	$8,332	5.64%	$707,034	$10,188	5.78%
Debt securities – taxable	182,556	943	2.08%	118,100	875	2.97%
Debt securities – non-taxable (2)	30,880	432	5.63%	35,340	501	5.69%
Other earning assets	214,219	143	0.27%	184,986	124	0.27%
Total earning assets	1,022,234	9,850	3.88%	1,045,460	11,688	4.48%
Allowance for loan and lease losses	(20,294)			(24,891)
Intangible assets	934			1,417
Cash & due from banks	12,329			10,938
Premises & equipment	28,720			30,706
Other assets	69,684			72,365
TOTAL ASSETS	$1,113,607			$1,135,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$57,396	37	0.26%	$62,606	41	0.26%
Money market accounts	122,384	264	0.87%	118,256	255	0.86%
Savings deposits	39,336	22	0.22%	38,525	23	0.24%
Time deposits of less than $100 thousand	227,872	705	1.24%	201,535	812	1.62%
Time deposits of $100 thousand or more	191,288	651	1.37%	149,742	669	1.79%
Brokered CDs and CDARS®	219,560	1,659	3.04%	295,137	2,063	2.80%
Repurchase agreements	15,214	115	3.04%	16,041	112	2.80%
Other borrowings	50	1	8.04%	74	1	5.42%
Total interest bearing liabilities	873,100	3,454	1.59%	881,916	3,976	1.81%
Net interest spread		$6,396	2.29%		$7,712	2.67%
Noninterest bearing demand deposits	159,319			152,054
Accrued expenses and other liabilities	14,734			10,239
Stockholders’ equity	62,889			88,049
Accumulated other comprehensive income	3,565			3,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,113,607			$1,135,995
Impact of noninterest bearing sources and other changes in balance sheet composition			0.23%			0.29%
Net interest margin			2.52%			2.96%

__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $161 thousand and $186 thousand for the quarter ended March 31, 2012 and 2011, respectively.

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
CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO 2011

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(1,644)	$(212)	$(1,856)
Debt securities – taxable	474	(406)	68
Debt securities – non-taxable	(64)	(5)	(69)
Other earning assets	19	—	19
Total earning assets	(1,215)	(623)	(1,838)
Interest bearing liabilities:
Interest bearing demand deposits	(4)	—	(4)
Money market accounts	8	1	9
Savings deposits	—	(1)	(1)
Time deposits of less than $100 thousand	104	(211)	(107)
Time deposits of $100 thousand or more	183	(201)	(18)
Brokered CDs and CDARS®	(532)	128	(404)
Repurchase agreements	(6)	9	3
Total interest bearing liabilities	(247)	(275)	(522)
Increase (decrease) in net interest income	$(968)	$(348)	$(1,316)

Net Interest Income – Volume and Rate Changes
Interest income for the first quarter of 2012 was $9.7 million, a 15.8% decrease compared to the same period in 2011. Average earning assets decreased $23.2 million, or 2.2%, in the first quarter of 2012 compared to the same period in 2011. Average loans declined in the first quarter of 2012 by $112.5 million, offset by a $60.0 million increase in investment securities and a $29.2 million increase in other earning assets. The change in mix and volume of earning assets decreased interest income by $1.8 million, comparing the first quarter of 2012 to the same period in 2011. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged approximately $214 million for the first quarter of 2012. The yield on this account is approximately 0.25%. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk, which we describe more fully below in the Liquidity section, resulting from deteriorating asset quality and the Order. We anticipate average loans to remain stable over the next six to twelve months. We anticipate average earning assets to decline as brokered deposits mature and/or are called, and are funded with existing cash reserves.
The tax equivalent yield on earning assets decreased by 0.60% for the three month period ended March 31, 2012, compared to the same period in 2011. Comparing the first quarter of 2012 to 2011, the yield on loans declined by 0.14% to

5.64%. We anticipate the yield on loans to remain consistent or improve over the balance of 2012 as we have instituted higher loan pricing floors on new and renewing loans, but remain below the yield on loans in 2011 as we expect to operate in a more competitive environment for the remainder of the year. During the first quarter of 2010, we conducted a bond swap by selling approximately $14.8 million of investment securities with an average tax-equivalent yield of 5.20% and replacing with $14.6 million of bonds with an average tax-equivalent yield of 3.17%. The transactions eliminated the credit risk associated with our private-label CMO securities, as well as certain municipal securities. We anticipate the yield on investment securities for the second quarter of 2012 will be consistent with the yield for first quarter 2012 and lower than the comparable 2011 period. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of March 31, 2012, approximately 36% of our loan portfolio is either variable or adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.
Total interest expense was $3.5 million in the first quarter of 2012, or 13.1% lower than the same period in 2011. Average interest bearing liabilities decreased by $8.8 million for the three month period ended March 31, 2012 compared to the same period in 2011. Comparing the first quarter of 2012 to the same period in 2011, average brokered deposits declined by $75.6 million while retail and jumbo certificates of deposits increased by $26.3 million and $41.5 million, respectively. The reductions in volume reduced interest expense by $195 thousand for the three month period ended March 31, 2012. Further reducing interest expense $326 thousand for the three month period ended March 31, 2012 was the decline in rates paid on deposits, primarily in retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
We expect average earning assets to stabilize through the remainder of 2012 as loan volume improves and investment securities increase through the reallocation of our excess cash reserves into higher yielding assets. We expect average brokered deposits to decline through the remainder of 2012 while all other interest bearing liabilities to increase, compared to 2011 levels. Rates paid on deposits are expected to continue to decline compared to 2011 rates as higher rate brokered CDs mature and are replaced with lower rate core deposits or funded from our excess liquidity.
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
Our net interest rate spread (on a tax equivalent basis) was 2.29% for the three months ended March 31, 2012 compared to 2.67% for the same period in 2011. Our net interest margin (on a tax equivalent basis) was 2.52% for the three months ended March 31, 2012 compared to 2.96% for the same period in 2011. Our net interest spread and margin results declined comparing 2012 to 2011. During December of 2009 and the first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A portion of these funds was utilized to pay off our variable-rate brokered money market account during the first quarter of 2010. The remaining funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. As of March 31, 2012, our balance at the Federal Reserve Bank was approximately $217.0 million. The negative spread associated between the interest bearing cash and the brokered deposits will continue to negatively impact our net interest spread and margin.
Average interest bearing liabilities as a percentage of average earning assets was consistent for all periods. Noninterest bearing funding sources were also consistent, contributing between 0.23% and 0.29% to each period shown.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. For the three months ended March 31, 2012, the accretion of the swaps added approximately $437 thousand to interest income compared to $480 thousand for the same period in 2011. The accretion for the remainder of 2012 will be $896 thousand.
We anticipate our net interest margin will remain consistent or improve during the remainder of 2012. However, improvement is dependent on multiple factors including our ability to raise core deposits, maturities of brokered deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses
The provision for loan and lease losses charged to operations during the three month period ended March 31, 2012 was $1.8 million compared to $884 thousand for the same period in 2011. Net charge-offs for the three months ended March 31, 2012 were $2.4 million compared to net charge-offs of $2.4 million for the same period in 2011. Annualized net charge-offs as a percentage of average loans were 1.62% for the three months ended March 31, 2012 compared to 1.35% for the same period in 2011. Our peer group’s average annualized net charge-offs (as reported in the March 31, 2012 Uniform Bank Performance Report) were 0.48%.
The increase in our provision for loan and lease losses for the first three months of 2012 compared to the same period in 2011 resulted from our analysis of inherent risks in the loan portfolio in relation to the reduction of our portfolio, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. In the first quarter of 2011, our total allowance for loan and lease losses was at 3.30% of total loans to require lower provisions for the quarter, while the ending allowance at the first quarter of 2012 had been impacted by chargeoffs and required higher provision to replenish the allowance to a level of 3.14% of total loans.
As of March 31, 2012, management determined our allowance of $19.0 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at June 30, 2012, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.
We will continue to provide provision expense to maintain an allowance level adequate to absorb probable incurred losses inherent in our loan portfolio. As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for the remainder of 2012. Furthermore, the provision expense could materially increase or decrease in 2012 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.
Noninterest Income
Noninterest income totaled $2.0 million for the first quarter of this year, a decrease of $281 thousand, or 12.4%, from the same period in 2011. The quarterly decline is primarily a result of lower trust fees, deposit fees, and earnings on bank-owned life insurance.

The following table presents the components of noninterest income for the three month periods ended March 31, 2012 and 2011.
NONINTEREST INCOME

	Three Months Ended
	March 31,
	2012	Percent Change	2011
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$538	(8.0)%	$585
Service charges on deposit accounts	179	(9.1)%	197
Point-of-sale (POS) fees	342	7.9%	317
Bank-owned life insurance income	204	(20.6)%	257
Mortgage loan and related fees	175	(14.6)%	205
Trust fees	145	(36.3)%	228
Gain on sale of assets	125	503.1%	21
Other income	275	(39.3)%	454
Total noninterest income	$1,983	(12.4)%	$2,264

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $538 thousand for the first quarter of 2012, a decrease of $47 thousand, or 8.0%, from the same period in 2011. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees (POS fees) increased 7.9% to $342 thousand for the three months ended March 31, 2012 compared to the same period in 2011. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank Act will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $204 thousand for the three month period ended March 31, 2012, a decline of $53 thousand or 20.6% from 2011 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 5.0% through March 31, 2012.
Mortgage loan and related fees for the first quarter of 2012 decreased $30 thousand, or 14.6%, to $175 thousand compared to $205 thousand in the same period of 2011. As discussed in the notes to our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.
Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $13.1 million for the three months ended March 31, 2012. Mortgages sold in the secondary market for the three months ended March 31, 2012 totaled $13.1 million. Mortgages originated for sale in the secondary markets totaled $6.6 million for the three months ended March 31, 2011. Mortgages sold in the secondary market totaled $8.1 million for the three months of 2011. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.

Trust fees decreased $83 thousand thousand for the three months ended March 31, 2012 compared to 2011. As of March 31, 2012, our trust and wealth management department had 340 accounts with assets held under management of $153.9 million compared to 459 accounts with assets held under management of $210.9 million as of March 31, 2011. In February 2012, we appointed a new Director of FSGBank's Wealth Management and Trust Department. Subsequently, we hired two additional trust officers and a trust specialist. Collectively, we anticipate this team to grow assets under management during 2012. Additionally, the focus of such growth is within managed accounts that provide higher levels of revenue than custodian and other services. However, this growth is dependent on our ability to maintain our existing clients while adding new clients as well as the general performance of the stock market.
Other income for the first quarter of 2012 was $275 thousand compared to $454 thousand for the same period in 2011. The components of other income primarily consist of ATM fee income, gains on sales of other real estate owned (OREO) and repossessions, underwriting revenue, and safe deposit box fee income.
Noninterest Expense
Noninterest expense for the first quarter of 2012 increased $762 thousand, or 6.7%, to $12.1 million compared to $11.4 million for the same period in 2011. The increase in the first quarter is primarily due to higher nonperforming asset costs, including write-downs, losses and holding costs associated with other real estate owned and repossessions and increased salaries and benefits costs, partially offset by lower FDIC insurance expense and professional fees.
The following table represents the components of noninterest expense for the three month periods ended March 31, 2012 and 2011.
NONINTEREST EXPENSE

	Three Months Ended
	March 31,
	2012	Percent Change	2011
	(in thousands, except percentages)
Salaries & benefits	$4,633	3.5%	$4,476
Occupancy	798	(10.2)%	889
Furniture and equipment	445	0.2%	444
Professional fees	726	(31.8)%	1,065
FDIC insurance	650	(38.0)%	1,048
Write-downs on other real estate owned and repossessions	2,297	188.2%	797
Losses on other real estate owned, repossessions and fixed assets	328	70.8%	192
OREO and repossession holding costs	530	43.2%	370
Data processing	367	(7.3)%	396
Communications	131	(19.6)%	163
ATM/Debit Card fees	102	(23.3)%	133
Intangible asset amortization	119	5.3%	113
Printing & supplies	86	(12.2)%	98
Advertising	54	(11.5)%	61
Insurance	217	(24.4)%	287
OCC Assessments	124	(12.1)%	141
Other expense	528	(24.6)%	700
Total noninterest expense	$12,135	6.7%	$11,373

Salaries and benefits for the first quarter of 2012 increased $157 thousand, or 3.5%, compared to the same period in 2011. The increase in salaries and benefits is primarily related to filling certain vacant executive positions. As of March 31, 2012, we had 30 full-service banking offices with 311 full-time equivalent employees. As of March 31, 2011, we had 37 full service banking offices with 314 full-time equivalent employees.
Occupancy expense for the first quarter of 2012 decreased $91 thousand, or 10.2%, compared to the same period in 2011.

As of March 31, 2012, First Security leased six facilities and the land for three branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.
Professional fees decreased $339 thousand for the first quarter of 2012 compared to the same period in 2011. The decrease in the first quarter is primarily due to lower incremental legal costs associated with new nonperforming assets for the quarter. Legal fees associated with the resignation of the former CEO also contributed to higher costs in 2011. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.
FDIC deposit premium insurance decreased $398 thousand to $650 thousand for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was the result of a change in the calculation of the FDIC insurance premium base as the result of the Dodd-Frank Act.
Write-downs on OREO and repossessions increased $1.5 million for the three month period ended March 31, 2012 compared to the same period in 2011. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs of $2.3 million in the first quarter of 2012 included $1.2 million due to the sale of 65 properties with a pre-sale carrying value of approximately $2.1 million through an auction to reduce inventory levels. The auction occurred in April 2012, after the balance sheet date but prior to the issuance of our financial statements. As such, the auction results were utilized to mark the auctioned properties down to the proceeds received as of March 31, 2012. Write-downs for the remainder of 2012 are dependent on real estate market conditions and our ability to liquidate properties.
Losses on OREO, repossessions and fixed assets increased $136 thousand to $328 thousand, or 70.8%, for the three month period ended March 31, 2012, compared to the same period in 2011. The increased losses are primarily a result of higher levels of OREO properties and repossessions. As we seek to liquidate existing properties and repossessions in a timely manner, we may continue to experience losses, depending on real estate market conditions and our ability to liquidate properties.
OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs increased $160 thousand, or 43.2%, for the three months ended March 31, 2012 compared to the same period in 2011. We anticipate the level of holding costs to remain directionally consistent with the level of OREO for 2012.
Data processing fees declined 7.3% for the first quarter of 2012 compared to the same period in 2011. The monthly fees associated with data processing are typically based on transaction volume.
Intangible asset amortization expense remained consistent for the first quarter of 2012 compared to the same period in 2011. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2012.
ATM and debit card fees decreased 23.3% for the first quarter of 2012 compared to the same period in 2011. The monthly fees associated with ATM and debit card processing are typically based on transaction volume.
Insurance expense declined 24.4% due to lower premiums on real estate holdings and leases associated with branches closed in 2011.
We anticipate furniture, equipment, communications and printing and supplies expenses to remain stable or decline for the remainder of 2012 as we continue to reduce discretionary expenses.
Other expense decreased $172 thousand for the quarter ended March 31, 2012, respectively, compared to the same period in 2011.
Income Taxes
We recorded income tax expense of $109 thousand for the three month period ended March 31, 2012 compared to $191 thousand for the same period in 2011. For the three months ended March 31, 2012, we recorded $2.5 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first quarter of 2012. For the three months ended March 31, 2012, our tax-exempt income from municipal securities and loans as well as bank-owned life insurance was approximately $496 thousand. We also recorded low-income housing tax credits of $91 thousand.

At March 31, 2012, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements. During the fourth quarter of 2009, we accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. During 2010 and 2011, certain tax refunds were withheld and applied to the disputed uncertain tax position. As of March 31, 2012, the total uncertain tax position was $1.5 million and our total accrual for uncertain tax positions was approximately $1.0 million. As discussed in Note 15, Subsequent Events, we have entered into a settlement agreement for those uncertain tax positions that will result in a gain of approximately $815 thousand to be recognized during the second quarter of 2012.
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

STATEMENT OF FINANCIAL CONDITION
Our total assets were $1.1 billion at March 31, 2012, $1.1 billion at December 31, 2011 and $1.1 billion at March 31, 2011.
Loans
The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances during 2011. Certain strategic initiatives, as discussed in the Strategic Initiatives for 2012 section of MD&A above including the appointment of Michael Kramer as Chief Executive Officer and Mr. Joseph Dell as EVP and Chief Lending Officer, have contributed to growth in loan balances for the first three months in 2012. As of March 31, 2012, total loans increased by $19.4 million, or 3.3% (13.3% annualized), from December 31, 2011 and decreased by $78.7 million, or 11.5%, from March 31, 2011.
The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$212,693	$217,597	$240,906	(2.3)%	(11.7)%
Commercial	226,367	195,062	215,831	16.0%	4.9%
Construction	49,442	53,807	74,672	(8.1)%	(33.8)%
Multi-family and farmland	31,532	31,668	35,556	(0.4)%	(11.3)%
	520,034	498,134	566,965	4.4%	(8.3)%
Commercial loans	60,835	59,623	77,087	2.0%	(21.1)%
Consumer installment loans	16,450	20,011	29,468	(17.8)%	(44.2)%
Leases, net of unearned income	2,072	2,920	5,467	(29.0)%	(62.1)%
Other	4,524	3,809	3,661	18.8%	23.6%
Total loans	603,915	584,497	682,648	3.3%	(11.5)%
Allowance for loan and lease losses	(18,990)	(19,600)	(22,500)	(3.1)%	(15.6)%
Net loans	$584,925	$564,897	$660,148	3.5%	(11.4)%

Year-to-date, the increase in loan balances has been primarily in commercial real estate (CRE) loans of $31.3 million, or 16.0%, primarily due to purchases of U.S. government-guaranteed loans during the quarter, while the largest declining loan balances were 1-4 family residential real estate loans of $4.9 million, or 2.3%, construction and land development (C&D) loans of $4.4 million, or 8.1%, and consumer installment loans of $3.6 million, or 17.8%. Comparing March 31, 2012 to March 31, 2011, commercial real estate (CRE) loans loans had increased $10.5 million, or 4.9%, while the largest declining loan balances were residential 1-4 family loans of $28.2 million, a decrease of 11.7%, C&D loans of $25.2 million, a decrease of 33.8%, commercial loans of $16.3 million, a decrease of 21.1%, and consumer installment loans of $13.0 million, a decrease of 44.2%.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate our loans to remain stable or grow during 2012. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels.
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
The following loan portfolio segments have been identified: (1) Real estate: Residential 1-4 family, (2) Real estate: Commercial, (3) Real estate: Construction, (4) Real estate: Multi-family and farmland, (5) Commercial, (6) Consumer, (7) Leases and (8) Other. We evaluate the risks associated with these segments based upon specific characteristics associated with the loan segments. The risk associated with the Real estate: Construction portfolio is most directly tied to the probability of declines in value of the residential and commercial real estate in our market area and secondarily to the financial capacity of the borrower. The risk associated with the Real estate: Commercial portfolio is most directly tied to the lease rates and occupancy rates for commercial real estate in our market area and secondarily to the financial capacity of the borrower. The other portfolio segments have various risk characteristics, including, but not limited to, the borrower’s cash flow, the value of the underlying collateral, and the capacity of guarantors.
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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $6 thousand and $6 thousand for the three month periods ended March 31, 2012 and 2011, respectively. The reserve for unfunded commitments totaled $255 thousand and $235 thousand as of March 31, 2012 and 2011, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Three Months Ended
	March 31,
	2012	2011
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$19,600	$24,000
Provision for loan and lease losses	1,801	884
Sub-total	21,401	24,884
Charged-off loans:
Real estate – residential 1-4 family	1,147	270
Real estate – commercial	537	662
Real estate – construction	638	700
Real estate – multi-family and farmland	15	—
Commercial loans	231	352
Consumer installment and Other loans	89	122
Leases, net of unearned income	494	919
Total charged-off	3,151	3,025
Recoveries of charged-off loans:
Real estate – residential 1-4 family	19	6
Real estate – commercial	23	1
Real estate – construction	486	38
Real estate – multi-family and farmland	4	6
Commercial loans	112	253
Consumer installment and Other loans	60	36
Leases, net of unearned income	36	301
Total recoveries	740	641
Net charged-off loans	2,411	2,384
Allowance for loan and lease losses – end of period	$18,990	$22,500
Total loans – end of period	$603,915	$682,648
Average loans	$594,576	$707,035
Net loans charged-off to average loans, annualized	1.62%	1.35%
Provision for loan and lease losses to average loans, annualized	1.22%	0.50%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.14%	3.30%
Nonperforming loans	40.54%	39.60%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of March 31, 2012		As of December 31, 2011		As of March 31, 2011
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$6,256	35.2%	$6,368	37.2%	$6,680	35.3%
Real estate – commercial	5,299	37.6%	6,227	33.4%	5,381	31.6%
Real estate – construction	1,068	8.2%	1,485	9.2%	3,379	10.9%
Real estate – multi-family and farmland	1,504	5.2%	728	5.4%	685	5.3%
Commercial loans	3,976	10.1%	3,649	10.2%	4,685	11.3%
Consumer installment loans	354	2.7%	405	3.4%	598	4.3%
Leases, net of unearned income	511	0.3%	718	0.5%	1,082	0.8%
Other	22	0.7%	20	0.7%	10	0.5%
Total	$18,990	100.0%	$19,600	100.0%	$22,500	100.0%
__________________

1.	Represents the percentage of loans in each category to total loans.
Throughout the duration of this economic cycle, the ratio of the allowance to total loans was significantly increased and has remained elevated largely because of the level of nonperforming loans and the associated decline in real estate values. These two factors have contributed to a significant increase in classified loans, which is a driving component of the allowance.
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

For the allowance analysis, the primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents our internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2012 and December 31, 2011:
As of March 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$179,334	$7,417	$22,138	$3,804	$212,693
Real estate: Commercial	188,893	9,900	18,552	9,022	226,367
Real estate: Construction	33,243	803	3,131	12,265	49,442
Real estate: Multi-family and farmland	21,633	2,035	7,004	860	31,532
Commercial	40,685	7,040	9,401	3,709	60,835
Consumer	15,905	37	508	—	16,450
Leases	—	359	677	1,036	2,072
Other	4,419	—	105	—	4,524
Total Loans	$484,112	$27,591	$61,516	$30,696	$603,915

As of December 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$185,464	$6,383	$21,641	$4,109	$217,597
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809
Total Loans	$459,283	$29,551	$62,174	$33,489	$584,497

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $30,696 thousand and $33,489 thousand at March 31, 2012 and December 31, 2011, respectively. For impaired loans, any payments made by the borrower are generally applied directly to principal.
We believe that the allowance for loan and lease losses as of March 31, 2012 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives
Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of

March 31, 2012, our loan portfolio was 53.4% of total assets. Over the past two and half years, we have implemented a number of significant strategies to further address our asset quality. We believe our continued implementation of these, and related, strategies, will enable us to show further improvement in our asset quality in 2012.
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
Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. To achieve such coverage, we have continued to use third parties to supplement the coverage of our internal loan review department. During 2011, we achieved the 60% to 70% review of our portfolio over a 12-month cycle, focusing on a risk-based approach. We anticipate similar coverage during the remainder of 2012.
During the second half of 2010, we began outsourcing the marketing and sales process of our OREO properties to market leading real estate companies. We experienced higher volumes of OREO sales in 2011 and the first quarter of 2012, and we expect higher levels of sales in 2012 as we continue efforts to liquidate the OREO portfolio.
During April 2012, we conducted an auction on approximately 65 properties with a pre-sale carrying value of approximately $2.1 million. The auction's intent was to address the low-dollar properties, mostly 1-4 single family lots and houses. As the auction occurred after the balance sheet date but prior to the issuance of our financial statements, we utilized the auction results to mark down the impacted assets as of March 31, 2012. Approximately $1.2 million of the $2.3 million in OREO write-downs in the first quarter were associated with the auction. While we currently have no plans or intentions to auction additional OREO properties, we may consider additional auctions during the remainder of 2012.
Throughout 2010 and 2011, we hired multiple experienced special assets officers and centralized the handling of all classified loans by our special assets team.
During 2011, we hired Joseph E. Dell, Jr. as Executive Vice President and Chief Lending Officer. Prior to joining First Security, Mr. Dell spent 25 years with First Commonwealth Bank in Indiana, PA, a $6 billion community bank, where he served in various senior and executive roles, including Chief Lending Officer.
On February 9, 2012, we hired Christopher G. Tietz as Executive Vice President and Chief Credit Officer. Mr. Tietz has over 25 years of banking knowledge with extensive experience in credit administration. Mr. Tietz joined First Security from First Place Bank in Warren, Ohio, a $3 billion bank, where he served as EVP and Chief Credit Officer since May 2011. From 2005 to April 2011, Mr. Tietz worked for Monroe Bank in Bloomington, Indiana as Chief Credit Officer. Mr. Tietz began his career in Nashville, Tennessee with First American National Bank where he spent fifteen years, with the final five years serving as EVP and Regional Senior Credit Officer. Mr. Tietz is currently evaluating the credit administration department and based on his initial assessment, believes the framework for a strong credit culture is largely in place.
Collectively, Mr. Dell and Mr. Tietz, along with all officers, are responsible for building and maintaining a credit culture that is discipled, defined, discerning and diligent. Discipled in focusing on credit-worthy opportunities; defined as to optimal loan mix and concentrations; officers who are discerning in early and throughout the underwriting process to achieve an efficient approval process; and diligent in its monitoring of existing loans and concentrations.
Asset Quality and Non-Performing Assets Analysis and Discussion
As of March 31, 2012, our allowance for loan and lease losses as a percentage of total loans was 3.14%, which is a decrease from the 3.35% as of December 31, 2011 and a decrease from the 3.30% as of March 31, 2011. The decline in the allowance percentage is directly related to a lower historical loss factor for certain loan pools combined with reductions in classified loans as well as migration to OREO. Net charge-offs as a percentage of average loans (annualized) increased to 1.62% for the three months ended March 31, 2012 compared to 1.35% for the same period in 2011. As of March 31, 2012, non-performing assets decreased to $68.1 million, or 6.02% of total assets, from $72.4 million, or 6.49% of total assets as of December 31, 2011 and decreased from $80.9 million, or 7.25% as of March 31, 2011.
We believe that overall asset quality has stabilized and will continue to improve in the following quarters. Our special assets department actively collects past due loans and develops action plans for classified and criticized loans and leases. For OREO properties, we are focused on achieving the proper level of balance between maximizing the realized value upon sale and minimizing the holding period and carrying costs with a bias towards liquidation.

Nonperforming assets include nonaccrual loans, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table presents our non-performing assets and related ratios.
NON-PERFORMING ASSETS BY TYPE

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands, except percentages)
Nonaccrual loans	$43,137	$46,907	$52,539
Loans past due 90 days and still accruing	3,700	2,822	4,279
Total nonperforming loans, including loans 90 days and still accruing	$46,837	$49,729	$56,818

Other real estate owned	$24,716	$25,141	$28,065
Repossessed assets	216	302	311
Nonaccrual loans	43,137	46,907	52,539
Total nonperforming assets	$68,069	$72,350	$80,915

Nonperforming loans as a percentage of total loans	7.76%	8.51%	8.32%
Nonperforming assets as a percentage of total assets	6.02%	6.49%	7.25%
Nonperforming assets plus loans past due 90 days and still accruing as a percentage of total assets	6.35%	6.74%	7.63%

The following table provides the classifications for nonaccrual loans and other real estate owned as of March 31, 2012, December 31, 2011 and March 31, 2011.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$13,353	13	$14,683	30	$19,944	35
Residential real estate loans	12,456	98	10,878	107	7,648	77
Commercial real estate loans	10,716	19	13,288	38	16,025	36
Commercial and industrial loans	4,586	24	3,087	32	4,818	34
Commercial leases	1,571	61	2,244	96	2,242	63
Consumer and other loans	455	10	2,727	24	1,862	21
Total	$43,137	225	$46,907	327	$52,539	266
Other real estate owned
Construction/development loans	$11,032	59	$12,225	89	$13,604	77
Residential real estate loans	5,146	73	6,579	63	9,414	76
Multi-family and farmland	1,003	3	—	—	—	—
Commercial real estate loans	7,535	33	6,337	26	5,047	20
Total	$24,716	168	$25,141	178	$28,065	173

Nonaccrual loans totaled $43.1 million, $46.9 million and $52.5 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of March 31, 2012, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of March 31, 2012, nonaccrual loans decreased by $3.8 million, or 8.0%, compared to year-end 2011. Comparing March 31, 2012 to December 31, 2011, nonaccrual commercial real estate loans decreased by $2.6 million and nonaccrual construction and development loans decreased by $1.3 million. The decrease in both categories was primarily due to migration to OREO as well as charge-offs and principal payments. We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.
Other real estate decreased $425 thousand from December 31, 2011 to March 31, 2012. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. We anticipate increased sales volume during 2012 as a result of this outsourcing. The March 31, 2012 OREO holdings listed above include 310 individual properties in 21 developments with a carrying value of $5.7 million.
Loans 90 days past due and still accruing increased $878 thousand for the quarter due to two commercial real estate loans. As of March 31, 2012, the $3.7 million in past due loans was composed of $2.3 million in commercial real estate loans, $466 thousand in multi-family and farmland loans, $450 thousand in residential real estate loans and the remainder in other categories.
Total non-performing assets for the first quarter of 2012 were $68.1 million compared to $72.4 million at December 31, 2011 and $80.9 million at March 31, 2011.
Our asset ratios were generally less favorable as compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios and our UBPR peer group ratios as of March 31, 2012, which is the latest available information.
NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	7.76%	2.79%
Nonperforming loans[1] as a percentage of the allowance	246.64%	136.77%
Nonperforming loans[1] as a percentage of equity capital	75.75%	17.06%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	11.38%	4.02%
__________________

1.	Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of March 31, 2012, we have no plans to liquidate a significant amount of any available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.
Available-for-sale securities totaled $223.2 million at March 31, 2012, $193.0 million at December 31, 2011 and $154.3 million at March 31, 2011. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The increase in the first quarter represented a decision that liquidity was sufficient to warrant the shifting of additional cash into investment securities, and further purchases throughout 2012 may be warranted. At March 31, 2012, the available-for-sale securities portfolio had unrealized net gains of approximately $2.9 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at March 31, 2012 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and pooled trust preferred securities.

The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$3,534	$14,046	$8,602	$2,861	$29,043
Municipal - taxable	—	250	214	—	464
Agency bonds	—	6,500	15,489	—	21,989
Agency issued REMICs	6,870	73,408	5,250	—	85,528
Agency issued mortgage pools	107	58,404	23,067	9	81,587
Other	—	—	—	128	128
Total	$10,511	$152,608	$52,622	$2,998	$218,739
Tax Equivalent Yield	4.64%	3.04%	3.29%	6.27%	3.27%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for seven bonds, which are valued utilizing Level 3 inputs. The Level 3 securities include a $250 thousand investment is a Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee. Two pooled trust preferred securities with a book value of $46 thousand are also valued using Level 3 inputs. Additionally, we have four municipal bonds that were transferred into Level 3 due to lack of comparable sales transactions during 2011. These four bonds total $1.1 million.
As of March 31, 2012, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of March 31, 2012, gross unrealized losses in our portfolio totaled $279 thousand, compared to $220 thousand and $446 thousand as of December 31, 2011 and March 31, 2011, respectively. The unrealized losses in mortgage-based residential securities are primarily a result of widening credit spreads subsequent to purchase. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses associated with the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The remaining unrealized losses in our portfolio are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Based on results of our impairment assessment, the unrealized losses at March 31, 2012 are considered temporary.
As of March 31, 2012, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of March 31, 2012

	Book Value	Market Value
	(in thousands)
Fannie Mae	$58,287	$59,450
FHLMC*	$59,635	$60,780
Ginnie Mae	$49,191	$49,952
__________________

*	Federal Home Loan Mortgage Corporation
We held no federal funds sold as of March 31, 2012, December 31, 2011 or March 31, 2011. As of March 31, 2012, we held $217.1 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $249.3 million at December 31, 2011 and $185.6 million as of March 31, 2011. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
As of March 31, 2012, we held $100 thousand in certificates of deposit at another FDIC insured financial institution. At March 31, 2012, we held $26.8 million in bank-owned life insurance, compared to $26.3 million at December 31, 2011 and $25.6 million at March 31, 2011.
Deposits and Other Borrowings
As of March 31, 2012, deposits increased by 1.9% from December 31, 2011 and increased by 3.7% from March 31, 2011. Excluding the changes in brokered deposits, our deposits increased by 5.6% from December 31, 2011 and increased 14.0% from March 31, 2011. In the first three months of 2012, the fastest growing sectors of our core deposit base were noninterest bearing demand deposits which grew 5.7%, or 22.8% annualized. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Brokered certificates of deposits decreased $58.3 million from March 31, 2011 to March 31, 2012 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of March 31, 2012, our CDARS balance consists of $6.6 million in purchased time deposits and $705 thousand in our customers’ reciprocal accounts.
Brokered deposits at March 31, 2012, December 31, 2011 and March 31, 2011 were as follows:

BROKERED DEPOSITS

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Brokered certificates of deposits	$212,274	$237,032	$270,559
CDARS®	1,408	1,405	7,293
Total	$213,682	$238,437	$277,852

The table below is a maturity scheduled for our brokered deposits.

BROKERED DEPOSITS – BY MATURITY

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$—	$20,400	$52,516	$75,058	$64,300
CDARS®	—	—	1,037	—	371
Total	$—	$20,400	$53,553	$75,058	$64,671

As of March 31, 2012, December 31, 2011 and March 31, 2011, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $6.6 million as of March 31, 2012, compared to $4.5 million and $5.0 million as of December 31, 2011 and March 31, 2011, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012. For the three months ended March 31, 2012 and 2010, we paid a fixed rate of 3.93% for the structured repurchase agreement. The agreement is callable by the issuer on a quarterly basis.
Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $2.8 million as of March 31, 2012, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds as additional capital into FSGBank.
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
As of March 31, 2012, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $217.0 million. This excess liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of March 31, 2012, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging of loans.
Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter-end, we had $5.8 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $67.6 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of March 31, 2012, our unpledged investment securities totaled $155.6 million.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of March 31, 2012, we had $212.3 million in brokered CDs outstanding with a weighted average remaining life of approximately 24 months, a weighted average coupon rate of 2.61% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.86%. Our CDARS product had $1.4 million at March 31, 2012, with a weighted average coupon rate of 2.60% and a weighted average remaining life of approximately 19 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window.

We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $100.2 million at March 31, 2012. The following table illustrates our significant contractual obligations at March 31, 2012 by future payment period.
CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$265,252	$160,444	$3,211	$—	$428,907
Brokered certificates of deposit	(1)	72,916	126,583	12,775	—	212,274
CDARS®	(1)	1,037	371	—	—	1,408
Federal funds purchased and securities sold under agreements to repurchase	(2)	16,629	—	—	—	16,629
Operating lease obligations	(3)	542	966	877	3,886	6,271
Commitments to fund affordable housing investments	(4)	127	—	—	—	127
Total		$356,503	$288,364	$16,863	$3,886	$665,616
 __________________

1.
Certificates of deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposit, see “Deposits and Other Borrowings.”

2.	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.

3.	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

4.
We have commitments to certain investments in affordable housing and historic building rehabilitation projects within our market area. The investments entitle us to receive historic tax credits and low-income housing tax credits.

Net cash provided by operations during the three months of 2012 totaled $1.6 million compared to net cash provided by operations of $1.0 million for the same period in 2011. The increase in net cash provided is primarily due to lower levels of loans held for sale, partially offset by higher provision for loan and lease losses. Net cash used in investing activities totaled $55.6 million compared to net cash provided by investing activities of $36.3 million for the same period in 2011. The increase is primarily associated with purchases of investment securities. Net cash provided by financing activities was $21.2 million for the first three months of 2012 compared to net cash used in financing activities of $48.5 million in the comparable 2011 period. The decrease in cash used in financing activities is primarily related to an increase in deposits.
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
Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. We recognized a total of $437 thousand in interest income for the three months ended March 31, 2012.
The following table presents the accretion of the remaining gain for the terminated swaps.

	2012 (1)	Total
	(in thousands)
Accretion of gain from 2007 terminated swaps	$30	$30
Accretion of gain from 2009 terminated swaps	$866	$866
__________________

(1)	Represents the gain accretion for April 1, 2012 to December 31, 2012. Excludes the amounts recognized in the first three months of 2012.
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
The following table presents the cash flow hedges as of March 31, 2012.
CASH FLOW HEDGES

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,136	$61	$—	$33	Various
	$2,136	$61	$—	$33
Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$35,000	$—	$—	$20	June 28, 2012
Interest rate swap	25,000	—	—	286	October 11, 2012
Interest rate swap	25,000	—	—	286	October 11, 2012
	$85,000	$—	$—	$592
 __________________

1.
The $592 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of March 31, 2012, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of March 31, 2012.

	Notional	Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
		Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$2,136	Other assets	$61	Other liabilities	N/A	Noninterest income – other	$82
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$2,136	N/A	N/A	Noninterest income – other	N/A

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2012 and 2011.

	As of
	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Commitments to extend credit	$92,298	$108,335	$120,464
Standby letters of credit	$7,916	$7,983	$13,798

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties. All commitments and standby letters of credit were fixed rate as of March 31, 2012, December 31, 2011, and March 31, 2011.
Capital Resources
Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As described in Note 2 to our consolidated financial statements, the Order requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios. As shown below, FSGBank is not currently in compliance with the capital requirements.

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

March 31, 2012	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier I capital to risk adjusted assets	n/a	4.0%	8.6%	8.6%
Total capital to risk adjusted assets	13.0%	8.0%	9.8%	9.8%
Leverage ratio	9.0%	4.0%	5.2%	5.2%
December 31, 2010
Tier I capital to risk adjusted assets	n/a	4.0%	9.7%	9.7%
Total capital to risk adjusted assets	13.0%	8.0%	11.0%	10.9%
Leverage ratio	9.0%	4.0%	5.7%	5.6%
September 30, 2010
Tier I capital to risk adjusted assets	n/a	4.0%	11.3%	11.1%
Total capital to risk adjusted assets	13.0%	8.0%	12.6%	12.4%
Leverage ratio	9.0%	4.0%	7.5%	7.3%
__________________

1.	Pursuant to the Order, FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.

Since the first quarter of 2010, to further preserve our capital resources, our Board of Directors has elected to suspend our common stock dividend and to defer the dividend on the Series A Preferred Stock. Pursuant to the Agreement, the Company is prohibited from declaring or paying dividends without the prior written consent of the Federal Reserve. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. Our ability to distribute cash dividends in the future may be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.

Management is pursuing various options to restore First Security's capital to a satisfactory level, including, but not limited to, a private placement. Since December 2011, management has been in preliminary discussions with multiple potential investors. While no letters of intent or binding commitments have been executed, in management's opinion, the reaction of potential investors has generally been positive and has led to continuing discussions. However, management can give no assurances as to the terms under which any such transaction may take place, if at all.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act. Since its passage in July 2012, the Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.
Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations, including ours, is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

RECENT ACCOUNTING PRONOUNCEMENTS
In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 11 to the consolidated financial statements.
In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder's equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to one continuous statement instead of presented as part of the consolidated statement of shareholder's equity. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risk inherent to foreign currency. Additionally, as of March 31, 2012, we had no trading assets that exposed us to the risks in market changes.
Oversight of our interest rate risk management is the responsibility of the Asset/Liability Committee (ALCO). ALCO has established policies and limits to monitor, measure and coordinate our sources, uses and pricing of funds. In addition, as a result of the changes in executive management, an executive risk committee consisting of the Chief Executive Officer, Chief Financial Officer, Chief Credit Officer and Chief Administrative Officer has been established to monitor the various risks of First Security, including interest rate risk, and will report directly to the Audit and Enterprise Risk Management Committee of the Board of Directors.
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
Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of March 31, 2012, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $4.1 million, or 16.4%, as a result of a 200 basis point decline in rates based on annualizing our financial results through March 31, 2012. The model also predicts a $3.7 million increase in net interest income, or 14.7%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as of March 31, 2012. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$20,964	$25,077	$28,758
Dollar change net interest income	(4,113)	—	3,681
Percentage change net interest income	(16.40)%	0.00%	14.68%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and other assumptions. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.
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
Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of March 31, 2012.

Changes in Internal Controls
There have been no changes in our internal controls over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
As previously disclosed, on February 8, 2012, First Security awarded an aggregate of 68,000 shares of First Security’s common stock as part of the company’s inducement for certain individuals to join the senior management of First Security. The shares are subject to a restricted stock agreement limiting the vesting and transferability of the shares in accordance with the TARP executive compensation requirements. In issuing the securities, First Security relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
As previously disclosed, since January 2010, First Security has elected to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At March 31, 2012, First Security had unpaid preferred stock dividends in arrears of $3.9 million. (This suspension of dividends does not constitute a default under the terms of the Series A Preferred Stock.)

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

10.1	Amendment to Engagement Agreement with First Security Group, Inc., FSGBank, N.A. and Triumph Investment Management, LLC, dated March 28, 2012. [1]

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

1 Incorporated by reference to the Exhibit 10.24 to First Security's Annual Report on Form 10-K for the year ended December 31, 2011.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 15, 2012	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

May 15, 2012	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer