Form 10-Q
period 2012-06-30
FIRST SECURITY GROUP INC/TN
filed 2012-08-10
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Common Stock, $0.01 par value:
1,772,342 shares outstanding and issued as of August 10, 2012

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011	June 30, 2011
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$8,768	$8,884	$9,713
Interest Bearing Deposits in Banks	182,944	249,297	213,678
Cash and Cash Equivalents	191,712	258,181	223,391
Securities Available-for-Sale	256,950	193,041	158,653
Loans Held for Sale	1,927	2,233	1,227
Loans	589,511	582,264	644,117
Total Loans	591,438	584,497	645,344
Less: Allowance for Loan and Lease Losses	19,600	19,600	22,485
Net Loans	571,838	564,897	622,859
Premises and Equipment, net	29,323	28,671	30,254
Intangible Assets	770	982	1,231
Other Real Estate Owned	20,280	25,141	27,486
Other Assets	41,675	43,988	44,547
TOTAL ASSETS	$1,112,548	$1,114,901	$1,108,421

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011	June 30, 2011
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$164,130	$159,735	$160,390
Interest Bearing Demand	57,268	56,573	61,381
Savings and Money Market Accounts	179,111	156,402	150,182
Certificates of Deposit less than $100 thousand	234,721	222,371	197,804
Certificates of Deposit of $100 thousand or more	201,762	185,904	149,796
Brokered Deposits	193,245	238,437	277,827
Total Deposits	1,030,237	1,019,422	997,380
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	15,458	14,520	15,239
Security Deposits	103	204	538
Other Borrowings	—	58	68
Other Liabilities	12,759	12,465	10,416
Total Liabilities	1,058,557	1,046,669	1,023,641
STOCKHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of June 30, 2012, December 31, 2011 and June 30, 2011; Liquidation value of $37,331 as of June 30, 2012, $36,506 as of December 31, 2011 and $35,681 as of June 30, 2011	32,331	32,121	31,916
Common Stock – $.01 par value – 150,000,000 shares authorized; 1,762,342 shares issued as of June 30, 2012, 1,684,342 issued as of December 31, 2011, and 1,642,054 issued as of June 30, 2011	115	114	114
Paid-In Surplus	108,241	109,525	110,967
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(1,906)	(3,290)	(4,781)
Accumulated Deficit	(89,882)	(75,743)	(59,706)
Accumulated Other Comprehensive Income	3,086	3,499	4,264
Total Stockholders’ Equity	53,991	68,232	84,780
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,112,548	$1,114,901	$1,108,421

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$8,235	$9,708	$16,567	$19,894
Debt Securities – taxable	953	882	1,884	1,746
Debt Securities – non-taxable	270	321	553	649
Other	123	103	266	227
Total Interest Income	9,581	11,014	19,270	22,516
INTEREST EXPENSE
Interest Bearing Demand Deposits	39	40	76	81
Savings Deposits and Money Market Accounts	298	272	584	550
Certificates of Deposit of less than $100 thousand	701	726	1,406	1,538
Certificates of Deposit of $100 thousand or more	666	593	1,317	1,262
Brokered Deposits	1,459	1,956	3,118	4,019
Other	113	108	229	221
Total Interest Expense	3,276	3,695	6,730	7,671
NET INTEREST INCOME	6,305	7,319	12,540	14,845
Provision for Loan and Lease Losses	4,149	2,625	5,950	3,509
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	2,156	4,694	6,590	11,336
NONINTEREST INCOME
Service Charges on Deposit Accounts	718	778	1,435	1,560
Gain on Sales of Available-for-Sale Securities	1	—	1	—
Other	1,593	1,278	2,859	2,760
Total Noninterest Income	2,312	2,056	4,295	4,320
NONINTEREST EXPENSES
Salaries and Employee Benefits	5,003	4,051	9,636	8,527
Expense on Premises and Fixed Assets, net of rental income	1,639	1,214	2,882	2,547
Other	5,722	6,985	11,981	12,549
Total Noninterest Expenses	12,364	12,250	24,499	23,623
LOSS BEFORE INCOME TAX PROVISION	(7,896)	(5,500)	(13,614)	(7,967)
Income Tax Provision (Benefit)	(619)	(105)	(510)	86
NET LOSS	(7,277)	(5,395)	(13,104)	(8,053)
Preferred Stock Dividends	412	413	825	826
Accretion on Preferred Stock Discount	106	100	210	198
NET LOSS ALLOCATED TO COMMON STOCKHOLDERS	$(7,795)	$(5,908)	$(14,139)	$(9,077)
OTHER COMPREHENSIVE INCOME (LOSS)
Net loss	(7,277)	(5,395)	(13,104)	(8,053)
Change in unrealized gains (losses) on securities, net of reclassifications and taxes	310	726	458	908
Unrealized loss on cash flow swaps, net	(516)	(311)	(871)	(683)
COMPREHENSIVE LOSS	(7,483)	(4,980)	(13,517)	(7,828)
NET LOSS PER SHARE:
Net Loss Per Share – Basic	$(4.82)	$(3.72)	$(8.75)	$(5.73)
Net Loss Per Share – Diluted	$(4.82)	$(3.72)	$(8.75)	$(5.73)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
(unaudited)

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance - December 31, 2011	$32,121	1,684	$114	$109,525	$2,006	$(75,743)	$3,499	$(3,290)	$68,232
Issuance of Common Stock		78	—	—					—
Comprehensive Loss:
Net Loss						(13,104)			(13,104)
Change Unrealized Gain:
Securities Available-for-Sale							458		458
Fair Value of Derivatives, net of reclassification adjustments							(871)		(871)
Total Comprehensive Loss									(13,517)
Accretion of Discount Associated with Preferred Stock	210					(210)			—
Preferred Stock Dividend						(825)			(825)
Stock-based Compensation, net of forfeitures		—	1	55					56
ESOP Allocation				(1,339)				1,384	45
Balance - June 30, 2012	$32,331	1,762	$115	$108,241	$2,006	$(89,882)	$3,086	$(1,906)	$53,991

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,104)	$(8,053)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities -
Provision for Loan and Lease Losses	5,950	3,509
Amortization, net	1,632	616
Stock-Based Compensation	56	9
ESOP Compensation	45	49
Depreciation	676	755
Gain on Sale of Premises and Equipment	—	(6)
Loss on Sale of Other Real Estate and Repossessions, net	327	585
Write-down of Other Real Estate and Repossessions	3,187	2,601
Deferred Tax Expense Net of Valuation Allowance	—	—
Accretion of Fair Value Adjustment, net	(8)	(16)
Accretion of Terminated Cash Flow Swaps	(577)	(1,272)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	306	1,329
Interest Receivable	(292)	385
Other Assets	1,839	319
Interest Payable	45	(816)
Other Liabilities	(834)	685
Net Cash From Operating Activities	(752)	679
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Available-for-Sale-Securities -
Maturities, Prepayments, and Calls	31,849	27,932
Sales	250	—
Purchases	(96,966)	(31,431)
Proceeds from sales of FRB Stock	454	—
Gain on Sale of Available-for-Sale Securities	(1)	—
Loan Originations and Principal Collections, net	(18,238)	64,283
Proceeds from Sale of Premises and Equipment	—	6
Proceeds from Sales of Other Real Estate and Repossessions	6,567	5,253
Additions to Premises and Equipment	(1,327)	(192)
Capital Improvements to Other Real Estate and Repossessions	—	(12)
Net Cash From Investing Activities	(77,412)	65,839
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	10,815	(51,343)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	938	(694)
Net Decrease of Other Borrowings	(58)	(9)
Net Cash From Financing Activities	11,695	(52,046)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(66,469)	14,472
CASH AND CASH EQUIVALENTS – beginning of period	258,181	208,919
CASH AND CASH EQUIVALENTS – end of period	$191,712	$223,391
SUPPLEMENTAL CASH FLOW DISCLOSURES

(See Accompanying Notes to Consolidated Financial Statements)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and Leases Transfered to Foreclosed Properties and Repossessions	$7,029	$11,647
First Security Group, Inc. Financing of Sales of Foreclosed Properties and Repossessions	$1,809	$354
Accrued and Deferred Cash Dividends	$825	$826
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest Paid	$6,685	$8,487
Income Taxes Paid	$70	$245

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
The consolidated financial statements include the accounts of First Security Group, Inc. (First Security or the Company)and its subsidiary bank, which is wholly-owned. All significant intercompany balances and transactions have been eliminated.
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
Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the Bank’s primary regulator, the Office of the Comptroller of the Currency (OCC). Neither the Federal Reserve nor the OCC accepted the initially submitted capital plan. A revised five-year strategic and capital plan is currently being reviewed by the Federal Reserve.
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
FSGBank, N.A.
On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC (the Order).

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
Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of June 30, 2012, the eighth financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 9.3 percent and the Tier 1 capital to adjusted total assets was 4.5 percent. The Bank has notified the OCC of its non-compliance with the requirements of the Order.
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
Management's Plans

The Company continues to operate in a difficult environment and has been significantly impacted by the downturn in real estate values and the general recessionary economy. The Company has experienced significant net operating losses for the three and six months ended June 30, 2012 and years ended December 31, 2011, 2010, and 2009, substantially resulting from declining net interest margins and elevated levels of provision for loan losses. Losses on other real estate owned have also significantly impacted operating results of the company. Each of these financial trends was impacted by significant levels of nonperforming assets and related deterioration in the economy.

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

The Bank has successfully maintained elevated liquidity and has chosen to do so primarily by maintaining excess cash at the Federal Reserve. The Company’s cash position as of June 30, 2012 was $191,712 thousand compared to $258,181 thousand and $223,391 thousand at December 31, 2011 and June 30, 2011, respectively.

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
The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

June 30, 2012	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	7.9%	8.1%
Total capital to risk adjusted assets	13.0%	8.0%	9.2%	9.3%
Leverage ratio	9.0%	4.0%	4.5%	4.5%

December 31, 2011
Tier 1 capital to risk adjusted assets	n/a	4.0%	9.7%	9.7%
Total capital to risk adjusted assets	13.0%	8.0%	11.0%	10.9%
Leverage ratio	9.0%	4.0%	5.7%	5.6%

June 30, 2011
Tier 1 capital to risk adjusted assets	n/a	4.0%	11.2%	11.0%
Total capital to risk adjusted assets	13.0%	8.0%	12.5%	12.3%
Leverage ratio	9.0%	4.0%	7.2%	7.1%
__________________

[1]	FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.

NOTE 3 – STOCK-BASED COMPENSATION
As of June 30, 2012, the Company has three stock-based compensation plans, the 2012 Long-Term Incentive Plan (the 2012 LTIP), the 2002 Long-Term Incentive Plan (the 2002 LTIP) and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
The 2012 LTIP was approved by the shareholders of the Company at the 2012 annual meeting as previously reported on Form 8-K filed June 26, 2012. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other stock-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock (Awards). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. The number of shares available under the 2012 LTIP is 175 thousand.
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
Stock Options
The following table illustrates the effect on operating results for stock-based compensation for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Stock option compensation expense	$1	$5	$3	$10
Stock option compensation expense, net of tax [1]	$1	$3	$2	$7
__________________
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.

During the six months ended June 30, 2012 and 2011, no options were exercised.
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
The fair value of options granted was determined using the following weighted-average assumptions as of the grant date. No options were granted during the six months ended June 30, 2011.

As of
June 30,
2012
Risk‑free interest rate	1.29%
Expected term, in years	6.5
Expected stock price volatility	67.89%
Dividend yield	—%
The following table represents stock option activity for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	48,205	$82.58
Granted	77,000	$3.06
Exercised	—
Forfeited	1,645
Outstanding, June 30, 2012	123,560	$32.89	7.28	$1,800
Exercisable, June 30, 2012	45,245	$84.09	2.83	—	[1]
__________________
1 As of June 30, 2012, the exercise price of all exercisable options exceeded the closing price of the Company's common stock of $3.00, resulting in no intrinsic value.
As of June 30, 2012, shares available for future option grants to employees and directors under existing plans were zero, 18,984, and 175,000 shares for the 1999 LTIP, 2002 LTIP, and 2012 LTIP respectively.
As of June 30, 2012, there was $139 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.91 years.
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

As of June 30, 2012, unearned stock-based compensation associated with these awards totaled $272 thousand. The Company recognized $31 thousand and $53 thousand for the three and six months ended June 30, 2012, respectively, and less than $1 thousand of compensation expense, net of forfeitures, in the three and six months ended June 30, 2011, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 1.89 years.
The following table represents restricted stock activity for the period ended June 30, 2012:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2012	41,940	[1]	$1.83
Granted	78,000	[2]
Vested	(39)
Forfeited	(120)
Nonvested, June 30, 2012	119,781	[3]	$2.88
__________________
1 Includes 35,000 shares issued as an inducement grant from available and unissued shares and not from the Plans.
2 Includes 58,000 shares issued as inducement grants from available and unissued shares and not from the Plans.
3 Includes 93,000 shares issued as inducement grants from available and unissued shares and not from the Plans.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net loss	$(7,277)	$(5,395)	$(13,104)	$(8,053)
Preferred stock dividends	412	413	$825	$826
Accretion of preferred stock discount	106	100	$210	$198
Dividends and undistributed earnings allocated on participating securities	—	—	$—	$—
Net loss allocated to common stockholders	$(7,795)	$(5,908)	$(14,139)	$(9,077)
Denominator:
Weighted average common shares outstanding including participating securities	1,738	1,587	1,720	1,585
Less: Participating securities	120	—	105	—
Weighted average basic common shares outstanding	1,618	1,587	1,615	1,585
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—	—	—
Weighted average diluted common shares outstanding	1,618	1,587	1,615	1,585
Net loss per share:
Basic	$(4.82)	$(3.72)	$(8.75)	$(5.73)
Diluted	$(4.82)	$(3.72)	$(8.75)	$(5.73)

Due to the net loss allocated to common shareholders for all periods shown, all stock options, stock warrants, and restricted stock grants are considered anti-dilutive and are not included in the computation of diluted earnings per share. As of June 30, 2012, a total of 327 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
June 30, 2012
Debt securities—
Federal agencies	$25,788	$183	$6	$25,965
Mortgage-backed—residential	198,118	3,558	215	201,461
Municipals	28,206	1,276	23	29,459
Other	113	—	48	65
Total	$252,225	$5,017	$292	$256,950
Securities available-for-sale
December 31, 2011
Debt securities—
Federal agencies	$23,984	$251	$—	$24,235
Mortgage-backed—residential	134,210	2,817	129	136,898
Municipals	30,453	1,419	—	31,872
Other	127	—	91	36
Total	$188,774	$4,487	$220	$193,041
Securities available-for-sale
June 30, 2011
Debt securities—
Federal agencies	$30,854	$242	$54	$31,042
Mortgage-backed—residential	90,840	2,903	—	93,743
Municipals	32,601	1,245	17	33,829
Other	127	—	88	39
Total	$154,422	$4,390	$159	$158,653

The company sold one security in the three and six months ended June 30, 2012. A Qualified Zone Academy Bond (within the meaning of Section 1379E of the Internal Revenue Code of 1986, as amended) issued by the Health, Educational and Housing Facility Board of the County of Knox under the authority from the State of Tennessee was sold for $251 thousand, generating a gross gain of $1 thousand. The tax provision related to this net realized gain was less than $1 thousand.
There were no sales of securities for the three and six months ended June 30, 2011.
At June 30, 2012, December 31, 2011 and June 30, 2011, federal agencies, municipals and mortgage-backed securities with a carrying value of $32,538 thousand, $22,449 thousand and $22,273 thousand, respectively, were pledged to secure public deposits. At June 30, 2012, December 31, 2011 and June 30, 2011, the carrying amount of securities pledged to secure repurchase agreements was $23,096 thousand, $26,635 thousand and $18,969 thousand, respectively. At June 30, 2012, December 31, 2011 and June 30, 2011, securities of $6,333 thousand, $5,678 thousand and $5,972 thousand were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At June 30, 2012, the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $10,095 thousand. At June 30, 2012, pledged and unpledged securities totaled $72,062 thousand and $184,888 thousand, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2012.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$2,838	$2,871
Over 1 year through 5 years	20,423	21,042
5 years to 10 years	27,805	28,410
Over 10 years	3,042	3,166
	54,108	55,489
Mortgage-backed residential securities	198,117	201,461
Total	$252,225	$256,950

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012, December 31, 2011 and June 30, 2011.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2012
Federal agencies	$4,794	$6	$—	$—	$4,794	$6
Mortgage-backed—residential	41,246	215	—	—	41,246	215
Municipals	1,604	23	—	—	1,604	23
Other	—	—	65	46	65	46
Totals	$47,644	$244	$65	$46	$47,709	$290
December 31, 2011
Mortgage-backed—residential	$26,780	$129	$—	$—	$26,780	$129
Other	—	—	36	91	36	91
Totals	$26,780	$129	$36	$91	$26,816	$220
June 30, 2011
Federal agencies	$8,940	$54	$—	$—	$8,940	$54
Municipals	447	7	391	10	838	17
Other	—	—	39	88	39	88
Totals	$9,387	$61	$430	$98	$9,817	$159

As of June 30, 2012, the Company performed an impairment assessment of the securities in its portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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
As of June 30, 2012, gross unrealized losses in the Company’s portfolio totaled $290 thousand, compared to $220 thousand as of December 31, 2011 and $159 thousand as of June 30, 2011. The unrealized losses in mortgage-backed securities (consisting of fourteen securities), municipals (consisting of six securities) and federal agencies (consisting of four securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses in the pooled trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at June 30, 2012 are considered temporary.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$204,600	$217,597	$232,417
Commercial	229,663	195,062	209,871
Construction	46,453	53,807	68,887
Multi-family and farmland	26,932	31,668	33,347
	507,648	498,134	544,522
Commercial loans	62,515	59,623	68,300
Consumer installment loans	15,683	20,011	24,606
Leases, net of unearned income	926	2,920	4,429
Other	4,666	3,809	3,487
Total loans	591,438	584,497	645,344
Allowance for loan and lease losses	(19,600)	(19,600)	(22,485)
Net loans	$571,838	$564,897	$622,859

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
The following table presents an analysis of the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2012 and June 30, 2011. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $12 thousand for both the three and six months ended June 30, 2012 and June 30, 2011, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $261 thousand, $253 thousand and $241 thousand at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

Allowance for Loan and Lease Losses
For the Three Months Ended June 30, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, March 31, 2012	$6,256	$5,299	$1,068	$1,504	$3,976	$354	$511	$22	$—	$18,990
Charge-offs	(741)	(593)	(2,274)	—	(40)	(49)	(369)	(3)	—	(4,069)
Recoveries	73	85	38	2	119	39	173	1	—	530
Provision	476	346	2,836	86	578	15	(190)	2	—	4,149
Ending balance, June 30, 2012	$6,064	$5,137	$1,668	$1,592	$4,633	$359	$125	$22	$—	$19,600

Allowance for Loan and Lease Losses
For the Six Months Ended June 30, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$—	$19,600
Charge-offs	(1,888)	(1,130)	(2,912)	(15)	(271)	(138)	(863)	(3)	—	(7,220)
Recoveries	92	108	524	6	231	94	209	6	—	1,270
Provision	1,492	(68)	2,571	873	1,024	(2)	61	(1)	—	5,950
Ending balance, June 30, 2012	$6,064	$5,137	$1,668	$1,592	$4,633	$359	$125	$22	$—	$19,600

Allowance for Loan and Lease Losses
For the Three Months Ended June 30, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, March 31, 2011	$6,680	$5,381	$3,379	$685	$4,685	$598	$1,082	$10	$—	$22,500
Charge-offs	(257)	(2,412)	(731)	—	(1,085)	(61)	—	—	—	(4,546)
Recoveries	175	199	267	376	147	649	89	4	—	1,906
Provision	277	2,540	1,174	(520)	182	(669)	(355)	(4)	—	2,625
Ending balance, June 30, 2011	$6,875	$5,708	$4,089	$541	$3,929	$517	$816	$10	$—	$22,485

Allowance for Loan and Lease Losses
For the Six Months Ended June 30, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses:
Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000
Charge-offs	(527)	(3,074)	(1,431)	—	(1,437)	(183)	(919)	—	—	(7,571)
Recoveries	181	200	305	382	400	685	390	4	—	2,547
Provision	(125)	3,032	2,310	(602)	(726)	(798)	428	(10)	—	3,509
Ending balance, June 30, 2011	$6,875	$5,708	$4,089	$541	$3,929	$517	$816	$10	$—	$22,485

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of June 30, 2012.
As of June 30, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$5,168	$206	$12,100	$19	$9,734	$614	$1,058	$17	$28,060	$856
Collectively evaluated	199,432	5,858	217,563	5,118	36,719	1,054	25,874	1,575	479,588	13,605
Total evaluated	$204,600	$6,064	$229,663	$5,137	$46,453	$1,668	$26,932	$1,592	$507,648	$14,461

	Commercial		Consumer		Leases		Other and Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,153	$1,564	$—	$—	$456	$—	$—	$—	$31,669	$2,420
Collectively evaluated	59,362	3,069	15,683	359	470	125	4,666	22	559,769	17,180
Total evaluated	$62,515	$4,633	$15,683	$359	$926	$125	$4,666	$22	$591,438	$19,600

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2011.
As of December 31, 2011

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$4,109	$33	$10,904	$474	$13,377	$324	$1,471	$—	$29,861	$831
Collectively evaluated	213,488	6,335	184,158	5,753	40,430	1,161	30,197	728	468,273	13,977
Total evaluated	$217,597	$6,368	$195,062	$6,227	$53,807	$1,485	$31,668	$728	$498,134	$14,808

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,064	$150	$—	$—	$1,564	$495	$—	$—	$33,489	$1,476
Collectively evaluated	57,559	3,499	20,011	405	1,356	223	3,809	20	551,008	18,124
Total evaluated	$59,623	$3,649	$20,011	$405	$2,920	$718	$3,809	$20	$584,497	$19,600

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
For the allowance analysis, the Company’s primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2012:
As of June 30, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$172,348	$8,112	$18,972	$5,168	$204,600
Real estate: Commercial	196,152	2,762	18,649	12,100	229,663
Real estate: Construction	33,535	415	2,769	9,734	46,453
Real estate: Multi-family and farmland	17,164	809	7,901	1,058	26,932
Commercial	44,182	1,909	13,271	3,153	62,515
Consumer	15,085	54	544	—	15,683
Leases	—	267	203	456	926
Other	4,563	—	103	—	4,666
Total Loans	$483,029	$14,328	$62,412	$31,669	$591,438

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2011:
As of December 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$185,464	$6,383	$21,641	$4,109	$217,597
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809
Total Loans	$459,283	$29,551	$62,174	$33,489	$584,497

The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $31,669 thousand, $33,489 thousand and $41,194 thousand at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the three and six month periods ended June 30, 2012 and 2011.

The following table presents additional information on the Company’s impaired loans as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012				As of December 31, 2011			As of June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$4,634	$4,799	$—	$3,402	$3,510	$3,665	$—	$2,211
Real estate: Commercial	11,616	15,790	—	11,285	9,512	15,555	—	11,235
Real estate: Construction	7,190	10,401	—	11,147	12,623	15,757	—	15,327
Real estate: Multi-family and farmland	702	702	—	877	1,471	1,471	—	1,154
Commercial	1,403	1,403	—	1,831	1,354	1,354	—	2,965
Consumer	—	—	—	558	—	—	—	1,115
Leases	456	456	—	680	574	574	—	1,387
Total	$26,001	$33,551	$—	$29,780	$29,044	$38,376	$—	35,394
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$534	$534	$206	$378	$599	$599	$33	337
Real estate: Commercial	484	484	19	347	1,392	1,392	474	395
Real estate: Construction	2,544	2,544	614	2,593	755	755	324	5,231
Real estate: Multi-family and farmland	356	356	17	119	—	—	—	—
Commercial	1,750	1,750	1,564	1,773	710	710	150	623
Consumer	—	—	—	—	—	—	—	—
Leases	—	—	—	180	989	989	495	—
Total	$5,668	$5,668	$2,420	$5,390	$4,445	$4,445	$1,476	6,586
Total impaired loans	$31,669	$39,219	$2,420	$35,170	$33,489	$42,821	$1,476	41,980

Nonaccrual loans were $42,110 thousand, $46,907 thousand and $51,161 thousand at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The following table provides nonaccrual loans by type:

	As of June 30, 2012	As of December 31, 2011	As of June 30, 2011
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$10,871	$10,877	$9,812
Real estate: Commercial	13,890	13,288	13,786
Real estate: Construction	10,817	14,683	19,230
Real estate: Multi-family and farmland	1,541	2,272	2,011
Commercial	4,000	3,087	3,895
Consumer and other	442	456	424
Leases	549	2,244	2,003
Total Loans	$42,110	$46,907	$51,161

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.
As of June 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,857	$5,611	$9,468	$195,132	$204,600	$364
Real estate: Commercial	5,240	10,068	15,308	214,355	229,663	1,154
Real estate: Construction	1,200	8,920	10,120	36,333	46,453	459
Real estate: Multi-family and farmland	459	816	1,275	25,657	26,932	—
Subtotal of real estate secured loans	10,756	25,415	36,171	471,477	507,648	1,977
Commercial	2,831	4,606	7,437	55,078	62,515	657
Consumer	118	251	369	15,314	15,683	1
Leases	95	91	186	740	926	—
Other	11	1	12	4,654	4,666	1
Total Loans	$13,811	$30,364	$44,175	$547,263	$591,438	$2,636

As of December 31, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$4,857	$6,232	$11,089	$206,508	$217,597	$232
Real estate: Commercial	4,652	9,587	14,239	180,823	195,062	370
Real estate: Construction	2,262	10,393	12,655	41,152	53,807	70
Real estate: Multi-family and farmland	583	2,922	3,505	28,163	31,668	1,416
Subtotal of real estate secured loans	12,354	29,134	41,488	456,646	498,134	2,088
Commercial	690	3,454	4,144	55,479	59,623	620
Consumer	70	370	440	19,571	20,011	42
Leases	150	1,674	1,824	1,096	2,920	4
Other	5	68	73	3,736	3,809	68
Total Loans	$13,269	$34,700	$47,969	$536,528	$584,497	$2,822

As of June 30, 2012, the Company had two loans, not on non-accrual, that were considered troubled debt restructurings. Two commercial loans, totaling $1,431 thousand, have been restructured to an extended term to assist the borrower by reducing the monthly payments. As of June 30, 2012, these loans are performing under the modified terms.

The Company had $4.4 million and $6.9 million in troubled restructured debts outstanding as of June 30, 2012 and 2011, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and no specific reserves as of June 30, 2011. The Company has not committed to lend additional amounts as of June 30, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed no modifications that would qualify as troubled debt restructurings during the three months and no modifications that would qualify as troubled debt restructurings during the six months ended June 30, 2012.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended June 30, 2012:

	As of June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Residential	1	$235	$—
Commercial	2	1,352	794
Total	3	$1,587	$794

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The trouble debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in $828 thousand in charge offs during the six months ended June 30, 2012.

NOTE 7 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Other noninterest income—	(in thousands)
Point-of-service fees	353	347	695	664
Mortgage loan and related fees	294	96	469	301
Bank-owned life insurance income	222	261	426	518
Trust fees	125	187	270	415
Gain on sale of assets	176	35	301	55
All other items	423	352	698	807
Total other noninterest income	$1,593	$1,278	$2,859	$2,760
Other noninterest expense—
Professional fees	$1,125	$1,048	$1,851	$2,113
FDIC insurance	677	1,024	1,327	2,072
Data processing	476	562	843	958
Write-downs on other real estate owned and repossessions	890	1,804	3,187	2,601
Losses on other real estate owned, repossessions and fixed assets	300	448	628	640
OREO and repossession holding costs	483	494	1,013	864
Communications	115	120	246	283
ATM/Debit Card fees	136	141	238	274
Insurance	394	302	611	589
OCC Assessments	126	129	250	270
Intangible asset amortization	93	117	212	230
All other items	907	796	1,575	1,655
Total other noninterest expense	$5,722	$6,985	$11,981	$12,549

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2012, December 31, 2011, and June 30, 2011 was as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Commitments to extend credit	$94,789	$108,335	$109,249
Standby letters of credit	$4,867	$7,983	$8,669

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
The Company recognized $412 thousand and $825 thousand in dividends for the Series A Preferred Stock for the three and six months ended June 30, 2012, respectively, compared to $413 thousand and $826 thousand for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, aggregate unpaid, accrued dividend on the Series A Preferred Stock is $4,331 thousand and is included in other liabilities in the Company’s consolidated balance sheet. For the six months ended June 30, 2012 and 2011, the Company recognized $210 thousand and $198 thousand, respectively, in discount accretion on the Series A Preferred Stock.
ESOP Activity
On June 30, 2012, the Company released shares from the Employee Stock Ownership Plan (the ESOP) for the matching contribution of 100% of the employee’s contribution up to 1% of the employee’s compensation for the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense
	(in thousands)
Shares as of December 31, 2011	31	—	89
Shares allocated during 2012	(14)	—	14	$45
Shares as of June 30, 2012	17	—	103

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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company re-evaluated the valuation allowance quarterly through 2011 and as of June 30, 2012. Positive evidence included the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of June 30, 2012, the valuation allowance totals $37.6 million.
For the three and six months ended June 30, 2012, the Company recognized an income tax benefit of $619 thousand and $510 thousand, respectively. For the three and six months ended June 30, 2011, the Company recognized an income tax benefit of $105 thousand and an income tax provision of $86 thousand, respectively. The following reconciles the income tax provision to statutory rates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Federal taxes at statutory tax rate	$(2,685)	$(1,870)	$(4,629)	$(2,709)
Tax exempt earnings on loans and securities	(92)	(109)	(188)	(222)
Tax exempt earnings on bank owned life insurance	(68)	(89)	(135)	(176)
Low-income housing tax credits	(91)	(97)	(181)	(195)
Other, net	25	8	46	38
State tax provision, net of federal effect	(329)	(226)	(571)	(349)
Change in reserve for uncertain tax positions	(727)	—	(727)	—
Changes in the deferred tax asset valuation allowance	3,348	2,278	5,875	3,699
Income tax provision (benefit)	$(619)	$(105)	$(510)	$86

The increases in the deferred tax valuation allowance offset the income tax benefits recognized for the three and six months ended June 30, 2012. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.
The Company evaluated its material tax positions as of June 30, 2012. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.
On April 30, 2012, the Company entered into a compromise and settlement of its uncertain tax position for tax years through December 31, 2011. The settlement provided for payment by the Company of approximately $273 thousand on its $1,000 thousand uncertain tax position. The settlement resulted in a recovery of approximately $727 thousand and $727 thousand, respectively, recorded as a tax benefit during the three and six months ended June 30, 2012.
The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2012	$1,480
Decreases related to prior year tax positions	(1,480)
Increases related to current year tax positions	66
Lapse of statute	—
Balance at June 30, 2012	$66

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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations. Our municipal securities valuations are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs.
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
Appraisals for both collateral-dependent impaired loans and other real estate owned are performed annually by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of approximately 17% should be applied.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$25,965	$—	$25,965
Mortgage-backed—residential	—	201,461	—	201,461
Municipals	—	28,368	1,091	29,459
Other	—	—	65	65
Total securities available-for-sale	$—	$255,794	$1,156	$256,950
Loans held for sale	$—	$1,927	$—	$1,927
Financial liabilities
Forward loan sales contracts	$—	$19	$—	$19

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$24,235	$—	$24,235
Mortgage-backed—residential	—	136,898	—	136,898
Municipals	—	30,533	1,339	31,872
Other	—	—	36	36
Total securities available-for-sale	$—	$191,666	$1,375	$193,041
Loans held for sale	$—	$2,233	$—	$2,233
Financial liabilities
Forward loan sales contracts	$—	$21	$—	$21

	Fair Value Measurements at
	June 30, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$31,042	$—	$31,042
Mortgage-backed—residential	—	93,743	—	93,743
Municipals	—	33,579	250	33,829
Other	—	—	39	39
Total securities available-for-sale	$—	$158,364	$289	$158,653
Loans held for sale	$—	$1,227	$—	$1,227
Forward Loan Sales Contracts	$—	$14	$—	$14
Financial liabilities
None

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of June 30, 2012.

	Balance as of December 31, 2011	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of June 30, 2012
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	$1,339	$2	$(250)	$—	$1,091
Other	36	29	—	—	65

At June 30, 2012, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.
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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the six months ended June 30, 2012.

	Carrying Value as of June 30, 2012	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2012
	(in thousands)
Other real estate owned –
Construction/development loans	$5,760	$—	$—	$5,760	$(897)
Residential real estate loans	2,973	—	—	2,973	(281)
Multi-family and farmland	979	—	—	979	(124)
Commercial real estate loans	4,920	—	—	4,920	(555)
Other real estate owned	14,632	—	—	14,632	(1,857)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	4,290	—	—	4,290	(206)
Real Estate: Commercial	9,851	—	—	9,851	(19)
Real Estate: Construction	9,734	—	—	9,734	(614)
Real Estate: Multi-family and farmland	580	—	—	580	(17)
Commercial	1,859	—	—	1,859	(458)
Collateral-dependent loans	26,314	—	—	26,314	(1,314)
Totals	$40,946	$—	$—	$40,946	$(3,171)

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

	Carrying Value as of June 30, 2011	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2011
	(in thousands)
Other real estate owned -
Construction/development loans	$7,454	$—	$—	$7,454	$(2,706)
Residential real estate loans	3,515	—	—	3,515	(813)
Commercial real estate loans	3,088	—	—	3,088	(2,188)
Other real estate owned	14,057	—	—	14,057	(5,707)
Repossessions	26	—	—	26	(20)
Collateral-dependent loans -
Real Estate: Residential 1-4 family	1,257	—	—	1,257	(21)
Real Estate: Commercial	6,582	—	—	6,582	(585)
Real Estate: Construction	8,286	—	—	8,286	(2,600)
Real Estate: Multi-family and farmland	412	—	—	412	—
Commercial	1,568	—	—	1,568	—
Collateral-dependent loans	18,105	—	—	18,105	(3,206)
Totals	$32,188	$—	$—	$32,188	$(8,933)
For the six month period ended June 30, 2012, the Company established or increased its valuation allowance on $14.6 million of other real estate owned. The Company recorded write-downs on other real estate of $890 thousand and $3,187 thousand during the three and six months ended June 30, 2012, respectively, and $1,804 thousand and $2,601 thousand during the three and six months ended June 30, 2011, respectively. For collateral-dependent loans, $4,563 thousand of provision for loan loss was recorded to establish or increase its valuation allowance during the six months ended June 30, 2012 as compared to $3,206 thousand for the same period in the prior year. The Company charged off collateral-dependent loans of $2,413 thousand and $3,158 thousand for the three and six months ended June 30, 2012, respectively. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
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
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property range from (61.4)% to 126.1% with a weighted average adjustment of 6.7%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provide a range of capitalization rates between 8.5% to 12.0% with a weighted average of 10.1%. The Company's current third-party appraisals provide a range of adjustments to net operating income expectations of (10.0)% to 100.0% with a weighted average of 12.5%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17% as of June 30, 2012.
The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$9,851	Sales comparison approach	Adjustment for differences between the comparable sales	(34.4)%	60.0%	1.6%
		Income Approach	Adjustment for differences in net operating income expectations	(10.0)%	15.0%	2.9%
			Capitalization rate	9.0%	14.8%	11.0%
Impaired Loans - Residential	4,290	Sales Approach	Adjustment for differences between the comparable sales	(17.6)%	42.4%	3.2%
		Income Approach	Adjustment for differences in net operating income expectations	6.0%	6.0%	6.0%
			Capitalization rate	10.0%	10.0%	10.0%
Impaired Loans - Construction	9,734	Sales comparison approach	Adjustment for differences between the comparable sales	(33.1)%	36.6%	4.6%
		Income Approach	Adjustment for differences in net operating income expectations	(44.0)%	22.0%	(9.0)%
		Development Loans	Absorption Rate	3.0%	33.3%	20.8%
		Development Loans	Discount Rate	18.0%	24.0%	22.3%
			Capitalization rate	12.0%	12.0%	12.0%
OREO-Residential	2,973	Sales comparison approach	Adjustment for differences between the comparable sales	(27.3)%	58.4%	9.7%
OREO-Commercial	4,920	Sales comparison approach	Adjustment for differences between the comparable sales	(77.5)%	129.1%	(4.4)%
		Income Approach	Adjustment for differences in net operating income expectations	(60.0)%	100.0%	19.0%
			Capitalization rate	8.5%	18.0%	10.4%
OREO-Construction	5,760	Sales comparison approach	Adjustment for differences between the comparable sales	(70.2)%	131.8%	18.4%
		Income Approach	Adjustment for differences in net operating income expectations	5.0%	10.0%	5.7%
			Capitalization rate	—%	12.0%	12.0%
		Development Loans	Discount Rate	12.0%	25.0%	20.9%
The following table presents the estimated fair values of the Company’s financial instruments at June 30, 2012, December 31, 2011 and June 30, 2011.

		Fair Value Measurements at
		June 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$8,768	$8,768	$—	$—	$8,768
Interest bearing deposits in banks	$182,944	$182,944	$—	$—	$182,944
Securities available-for-sale	$256,950	$—	$255,794	$1,156	$256,950
Federal Home Loan Bank stock	$2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	$1,856	N/A	N/A	N/A	N/A
Loans held for sale	$1,927	$—	$1,927	$—	$1,927
Loans	$569,911	$—	$—	$573,160	$573,160
Accrued interest receivable	$3,090	$—	$978	$2,112	$3,090
Financial liabilities
Deposits	$1,030,237	$400,509	$633,121	$—	$1,033,630
Federal funds purchased and securities sold under agreements to repurchase	$15,458	$15,458	$—	$—	$15,458
Accrued interest payable	$1,951	$66	$1,885	$—	$1,951

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	8,884	8,884	—	—	8,884
Interest bearing deposits in banks	249,297	249,297	—	—	249,297
Securities available-for-sale	193,041	—	191,666	1,375	193,041
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,310	N/A	N/A	N/A	N/A
Loans held for sale	2,233	—	2,233	—	2,233
Loans	562,664	—	—	571,125	571,125
Accrued interest receivable	2,798	—	821	1,977	2,798
Financial liabilities
Deposits	1,019,422	372,710	649,021	—	1,021,731
Federal funds purchased and securities sold under agreements to repurchase	14,520	14,520	—	—	14,520
Other borrowings	58	58	—	—	58
Accrued interest payable	1,906	62	1,844	—	1,906

		Fair Value Measurements at
		June 30, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	9,713	9,713	—	—	9,713
Interest bearing deposits in banks	213,678	213,678	—	—	213,678
Securities available-for-sale	158,653	—	158,364	289	158,653
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,726	N/A	N/A	N/A	N/A
Loans held for sale	1,227	—	1,227	—	1,227
Loans	621,632	—	—	634,919	634,919
Accrued interest receivable	2,984	—	781	2,203	2,984
Financial liabilities
Deposits	997,380	371,953	625,660	—	997,613
Federal funds purchased and securities sold under agreements to repurchase	15,239	15,239	—	—	15,239
Other borrowings	68	68	—	—	68
Accrued interest payable	1,906	63	1,843	—	1,906

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
As of June 30, 2012, December 31, 2011 and June 30, 2011, there were $1,927 thousand, $2,233 thousand and $1,227 thousand in loans held for sale recorded at fair value, respectively. For the three and six months ended June 30, 2012, approximately $294 thousand and $469 thousand, respectively, in loan origination and related fee income was recognized in noninterest income. For the three and six months ended June 30, 2011, approximately $96 thousand and $301 thousand, respectively, in loan origination and related fee income was recognized in noninterest income. An insignificant amount of origination and related fee expense was recognized in the three and six months ended June 30, 2012 and 2011 in noninterest expense utilizing the fair value option.
For the six months ended June 30, 2012, the Company recognized a gain of $118 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the six months ended June 30, 2011, the Company recognized a loss of $219 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in the mortgage loan and related fee component of noninterest income, and reduced income by $121 thousand for the six months ended June 30, 2012. The changes in the fair value of the hedges provided $290 thousand of income for the six months ended June 30, 2011.
The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$1,927	$1,908	$19

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of June 30, 2012, the Company has not entered into a transaction in a dealer capacity.
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
On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2,010 thousand and $5,778 thousand, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. The Company recognized $436 thousand and $874 thousand, respectively, for the three and six months ended June 30, 2012, and $483 thousand and $963 thousand, respectively, for the three and six months ended June 30, 2011.
The following table presents the accretion of the remaining gain for the terminated swaps.

	2012 (1)	Total
	(in thousands)
Accretion of gain from 2009 terminated swaps	$460	$460
__________________

(1)	Represents the gain accretion for July 1, 2012 to December 31, 2012. Excludes the amounts recognized in the first six months of 2012.

The following table presents the cash flow hedges as of June 30, 2012.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$1,927	$1	$(20)	$(47)	Various
	$1,927	$1	$(20)	$(47)
Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	—	—	$152	October 11, 2012
Interest rate swap	25,000	—	—	152	October 11, 2012
	$50,000	$—	$—	$304
__________________

1.
The $304 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2012, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of June 30, 2012.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$1,927	Other assets	N/A	Other liabilities	$19	Noninterest income – other	$2
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$1,927	N/A	N/A	Noninterest income – other	N/A

For the three and six months ended June 30, 2012, no significant amounts were recognized for hedge ineffectiveness.

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

SECOND QUARTER 2012 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and six month periods ended June 30, 2012 and 2011. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of June 30, 2012. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. (FSGBank), currently has 30 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 325 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and internet banking (www.FSGBank.com) services.
Strategic Initiatives for 2012
During 2012, we continue to execute certain strategic initiatives that began during 2009 and 2010 with a focus on implementing our business plan. Executed initiatives include centralizing loan underwriting and approval, consolidating six branches, deepening senior management, improving our liquidity position and outsourcing the marketing and sales function for most of our foreclosed properties.
From 2009 through 2011, we focused our attention on evaluating and addressing operational areas of the Bank that required improvement. Historically, the credit function was decentralized with lending authority and underwriting conducted regionally. During 2009, we began the process to centralize all credit functions, including underwriting and approval, document preparation, and collections. We also executed a liquidity strategy to maintain an elevated level of cash reserves to provide stability and the ability to fund multiple years of obligations without relying on deposit growth or additional borrowings. During the last twelve months, the executive management team has been restructured and our Board has increased in size and strength. For 2012, we are implementing the business plan within our strategic plan, as discussed below. We believe our business plan is positioning us appropriately for both short-term stability and long-term success.
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
Strategic Initiative - Strengthening Board of Directors
During 2011, three new directors were appointed to the Board. During the first quarter of 2012, an additional three directors were appointed. Mr. William F. Grant, III and Mr. Robert R. Lane were appointed pursuant to the terms of the Series A Preferred Stock, as elected by the Treasury. The third director, Larry D. Mauldin, was appointed as the new independent Chairman of the Board.
We believe our current Board possesses the level of banking, small business and leadership backgrounds which allow it to provide a strong level of oversight to our management team. The Board is focused on establishing an overall business strategy that supports our fundamental objectives of creating long-term shareholder value.
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
Strategic Initiative - Improving Asset Quality
Management is evaluating various options to reduce the level of nonperforming assets, including, but not limited to, select asset divestitures of nonperforming assets. Additionally, management has implemented an incentive plan for the Special Assets department that rewards both reductions in nonperforming assets and achieving historical realization rates. We expect a continuation of the higher volume of nonperforming asset resolutions for the remainder of 2012, which, when combined with the expectation of lower inflows into nonperforming loans, should reduce the overall level of nonperforming assets.
From December 31, 2011 to June 30, 2012, we have seen positive results in improving our asset quality. Special mention loans, generally regarded as the gateway or leading indicator of future non-performing loans, decreased $15.2 million, or 51.5%, from $29.6 million as of December 31, 2011 to $14.3 million as of June 30, 2012. Other real estate owned improved by $4.9 million, or 19.3%, from $25.1 million as of December 31, 2011 to $20.3 million as of June 30, 2012.
Strategic Initiative - Growing Deposit Market Share
The Retail Banking Officer is primarily responsible for managing the branch operations, including the implementation of a sales culture for growing core deposits. With significant brokered deposits maturing over the next 18 to 24 months, we have the opportunity to replace these high-cost deposits with traditional low-cost deposits. Clearly defined growth objectives were established for each of our 30 branch locations. The objectives supported the assumptions in the 2012 budget as well as certain aspects of various incentive plans. Leveraging our branches to grow market share with core deposits will reduce our cost of funds, increase our margin and assisting us in achieving overall profitability.
Through the first six months of 2012, we have achieved positive results. From December 31, 2011 to June 30, 2012, $45.2 million of brokered deposits have matured with an average rate of approximately 2.57%. We have successfully replaced these high-cost deposits with core deposits. Pure deposits, defined as all transaction accounts, increased $27.8 million, or 7.46% (14.92% annualized), and core deposits increased $40.2 million, or 6.75% (13.50% annualized). In total, our customer deposits, defined as total deposits less brokered deposits, increased $56.0 million, fully offsetting the brokered maturities. As the average cost of our customer deposits was approximately 83 basis points for the three months ended June 30, 2012, we achieved annualized cost savings of approximately $786 thousand through restructuring our deposit mix. With over $83.4 million in brokered deposits maturing in the next 12 months, we have the opportunity for additional annual cost savings of approximately $1.5 million, assuming we achieve our objective of replacing the brokered deposits with core deposits.
We expect to continue to aggressively grow pure and core deposits by increasing our deposit products per household as well as acquiring new customer relationships.
Strategic Initiative – Investing Excess Liquidity in Loans and Securities

As of June 30, 2012, our total interest-bearing cash was $182.9 million compared to $258.2 million at December 31, 2011. During 2012, we have prudently reducing our excess cash position by investing in higher yielding assets, primarily investment securities and loans. Effective January 1, 2012, we implemented a lender incentive plan that included clearly defined goals by lending position as well as strong asset quality expectations. We believe this renewed focus on loan growth will result in our loan portfolio stabilizing and growing during the remainder of 2012. During the first two quarters of 2012, our loans grew by 1.2% (2.4% on an annualized basis). The year-to-date loan growth is below our expectations, but we believe that this is largely attributable to the hiring of a new Chief Credit Officer and the associated changes in the credit culture and changes in the underwriting process. The lenders have adopted to the new expectations and the loan pipeline has continued to increase. Additionally, we have hired multiple new lenders from large regional institutions within our footprint and we are realizing further growth in the loan pipeline. Generally, we do not place a loan on the pipeline unless there is a greater than 50% likelihood of that loan being approved within the next 90 days. Based on the new lenders and the process changes now fully implemented, we anticipate stronger loan growth for the remainder of 2012.
Since December 31, 2011, we have had net growth of approximately $63.9 million in our investment securities portfolio as we have actively invested our excess liquidity. We have purchased short duration investments to minimize future interest rate risk.
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
We are currently deemed not in compliance with certain provisions of the Order, including the capital requirements. The Order required FSGBank to maintain certain capital ratios within 120 days of its execution. As of June 30, 2012, the Bank's total capital to risk-weighted assets was 9.3% and the Tier 1 capital to adjusted total assets was 4.5%. The Bank has notified the OCC of the non-compliance. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate.
We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Agreement or the Order will not have a material adverse effect on the operations and financial condition of the Company or FSGBank, or that further enforcement actions will not be imposed on the Company or FSGBank.
Prior to and following the OCC's regularly scheduled exam in the fall of 2009, we developed and began implementing a number of strategic initiatives designed to improve both the operations and the financial performance of First Security. A primary change involved the centralization of key functions, including all aspects of credit administration. During 2011 and the first quarter of 2012, the management team underwent significant turnover and change. The Board of Directors appointed Michael Kramer as CEO and President in December 2011 and he subsequently hired a Chief Credit Officer and two additional officers to serve in senior management positions during the first quarter of 2012. With the changes in management, we finalized and began implementing a new strategic and capital plan to serve as the framework for the Company. We believe the successful execution of this strategic and capital plan will result in full compliance with the Order and the Agreement and position us for long-term growth and a return to profitability. Through the first six months of 2012, we have achieved solid results in implementing the strategic plan, including the growth in customer deposits and investment of excess liquidity.

Overview
Market Conditions
Most indicators point toward the overall U.S. economy continuing to gradually improve during 2012. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.
Announced in 2010, Amazon.com opened two distribution centers in our markets in 2011. The $139 million investments created more than 2,000 full-time jobs and an additional 2,000 seasonal jobs in Hamilton and Bradley counties. Amazon is currently in the process of expanding its Chattanooga facility and anticipates the expansion will translate to additional hiring, with a peak of 5,000 positions in 2012.
Announced in 2008, the $1 billion Volkswagen automotive production facility has produced more than 50,000 Passats since beginning production on May 24, 2011. As of February 16, 2012, Volkswagen employed approximately 2,700 direct hires, and has announced that an additional 800 jobs will be added. Automotive suppliers have announced hiring plans as well, with approximately 500 positions announced in June 2012.
Also announced in 2008, Wacker Chemical is building a $1.8 billion polysilicon production plant for the solar power industry near Cleveland, Tennessee. The plant is expected to create an additional 600 direct jobs for our market area, with more than 100 job offers being made in the second quarter of 2012. We believe the positive economic impact on Chattanooga and the surrounding region from Amazon, Volkswagen and other recently announced large economic investments will be significant and that it may stabilize and possibly increase real estate values and enhance economic activity within our market area.
While the national economy continues to struggle to recover from the recession, with higher unemployment across the country, our larger market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have unemployment rates of 8.2% and 7.0%, respectively, as of June 2012, lower than the Tennessee rate of 8.7%. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint, with the carpet industry in the Dalton area experiencing additional layoffs of approximately 600 jobs in the latter half of 2011 and early 2012. The unemployment rate in the Dalton MSA is 12.3% as of June 2012, compared to the Georgia rate of 9.6%. The number of unemployed workers has declined 17.3% in Chattanooga, 22.9% in Knoxville, and 17.8% in Dalton since the peak in June 2009. We believe these positive employment trends will continue through the remainder of 2012.
Financial Results
As of June 30, 2012, we had total consolidated assets of $1.1 billion, total loans of $591.4 million, total deposits of $1.0 billion and stockholders’ equity of $54.0 million. For the three and six months ended June 30, 2012, our net loss allocated to common shareholders was $7.8 million and $14.1 million, respectively, resulting in basic net loss of $4.82 per share and diluted net loss of $4.82 per share for the quarter and basic net loss of $8.75 per share and diluted net loss of $8.75 per share for the year-to-date period.
As of June 30, 2011, we had total consolidated assets of $1.1 billion, total loans of $645.3 million, total deposits of $997.4 million and stockholders’ equity of $84.8 million. For the three and six months ended June 30, 2011, our net loss allocated to common shareholders was $5.9 million and $9.1 million, respectively, resulting in basic net loss of $3.72 per share and diluted net loss of $3.72 per share for the quarter and basic net loss of $5.73 per share and diluted net loss of $5.73 per share for the year-to-date period. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.
For the three and six month periods ended June 30, 2012, net interest income decreased by $1.0 million and $2.3 million, respectively, and noninterest income increased by $256 thousand and decreased by $25 thousand, respectively, compared to the same periods in 2011. For the three and six months ended June 30, 2012, noninterest expense increased by $114 thousand and $876 thousand, respectively, compared to the same periods in 2011. The decline in net interest income is primarily attributable to a reduction in our average loan portfolio. Noninterest income increased primarily due to higher fees related to origination of loans held for sale and gains on sale or other real estate owned (OREO), while noninterest expense increased for the quarter primarily due to higher salary and benefit expenses, largely attributable to filling vacant executive positions. The increase in the year-to-date period is associated with higher salary and benefit expense and higher costs associated with nonperforming assets, including write-downs, losses and holding costs, partially offset by lower professional fees. Full-time equivalent employees were 325 at June 30, 2012, compared to 319 at June 30, 2011.
The provision for loan and lease losses increased $1,524 thousand and $2,441 thousand for the three and six month periods ended June 30, 2012 compared to the same period in 2011. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.

Our efficiency ratio increased in the second quarter of 2012 to 143.5% compared to 130.7% in the same period of 2011 primarily due to reductions in net interest income and noninterest income that combined with an increase in noninterest expense. We anticipate our efficiency ratio to begin to improve during the third quarter of 2012 as we focus on enhancing revenue while continuing to reduce certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio over the balance of 2012 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.
Net interest margin in the second quarter of 2012 was 2.51%, or 0.45% lower than the prior year period of 2.96%. Net interest margin for the six months ended June 30, 2012 was 2.51%, or 0.47% lower than the same period in 2011. We anticipate that our margin will improve during the remainder of 2012 as higher cost brokered deposits mature and are replaced with lower cost core deposits as well as anticipated loan growth. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.
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

RESULTS OF OPERATIONS
We reported a net loss allocated to common stockholders for the three and six month periods ended June 30, 2012 of $7.8 million and $14.1 million, respectively, compared to a net loss allocated to common stockholders for the same periods in 2011 of $5.9 million and $9.1 million, respectively. For the three and six months ended June 30, 2012, basic net loss per share was $4.82 and $8.75, respectively, and diluted net loss per share was $4.82 and $8.75, respectively, on approximately 1.6 million weighted average shares outstanding and 1.6 million weighted average shares outstanding, respectively. As stated above, these amounts reflect the effect of the one-for-ten reverse stock split.
Net loss on a quarterly basis in 2012 was above the comparable amount in 2011 as a result of the increase in our provision for loan loss combined with lower net interest income. As of June 30, 2012, we had 30 banking offices, including the headquarters, and 325 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and six month period ended June 30, 2012 compared to the same period in 2011.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year		For the Six Months Ended	Change from Prior Year
	June 30, 2012	Amount	Percentage	June 30, 2012	Amount	Percentage
	(in thousands, except percentages)
Interest income	$9,581	$(1,433)	(13.0)%	$19,270	$(3,246)	(14.4)%
Interest expense	3,276	(419)	(11.3)%	6,730	(941)	(12.3)%
Net interest income	6,305	(1,014)	(13.9)%	12,540	(2,305)	(15.5)%
Provision for loan and lease losses	4,149	1,524	58.1%	5,950	2,441	69.6%
Net interest income after provision for loan and lease losses	2,156	(2,538)	(54.1)%	6,590	(4,746)	(41.9)%
Noninterest income	2,312	256	12.5%	4,295	(25)	(0.6)%
Noninterest expense	12,364	114	0.9%	24,499	876	3.7%
Net loss before income taxes	(7,896)	(2,396)	43.6%	(13,614)	(5,647)	70.9%
Income tax (benefit) provision	(619)	(514)	489.5%	(510)	(596)	693.0%
Net loss	(7,277)	(1,882)	34.9%	(13,104)	(5,051)	62.7%
Preferred stock dividends and discount accretion	518	5	1.0%	1,035	11	1.1%
Net loss allocated to common stockholders	$(7,795)	$(1,887)	31.9%	$(14,139)	$(5,062)	55.8%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended June 30, 2012, net interest income decreased by $1.0 million, or 13.9%, to $6.3 million compared to $7.3 million for the same period in 2011. For the six months ended June 30, 2012 , net interest income decreased 2.3 million, or 15.5%, to $12.5 million compared to $14.8 million for the same period in 2011 .
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2012 and 2011.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$598,264	$8,235	5.54%	$666,832	$9,708	5.84%
Debt securities – taxable	203,968	965	1.90%	120,233	893	2.98%
Debt securities – non-taxable (2)	29,016	413	5.72%	34,736	490	5.66%
Other earning assets	203,782	123	0.24%	192,699	103	0.21%
Total earning assets	1,035,030	9,736	3.78%	1,014,500	11,194	4.43%
Allowance for loan and lease losses	(19,527)			(24,155)
Intangible assets	817			1,303
Cash & due from banks	12,509			9,447
Premises & equipment	29,225			30,401
Other assets	64,688			71,850
TOTAL ASSETS	$1,122,742			$1,103,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$59,923	39	0.26%	$62,716	40	0.26%
Money market accounts	131,752	275	0.84%	114,053	248	0.87%
Savings deposits	40,644	23	0.23%	39,481	24	0.24%
Time deposits of less than $100 thousand	234,571	701	1.20%	194,608	726	1.50%
Time deposits of $100 thousand or more	201,201	666	1.33%	142,444	593	1.67%
Brokered CDs and CDARS®	202,409	1,459	2.90%	277,832	1,956	2.82%
Repurchase agreements	16,228	113	2.80%	15,278	107	2.81%
Other borrowings	—	—	—%	69	1	5.81%
Total interest bearing liabilities	886,728	3,276	1.49%	846,481	3,695	1.75%
Net interest spread		$6,460	2.29%		$7,499	2.68%
Noninterest bearing demand deposits	162,016			157,954
Accrued expenses and other liabilities	13,005			10,786
Stockholders’ equity	57,451			84,147
Accumulated other comprehensive income	3,542			3,978
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,122,742			$1,103,346
Impact of noninterest bearing sources and other changes in balance sheet composition			0.22%			0.28%
Net interest margin			2.51%			2.96%

__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $155 thousand and $180 thousand for the quarter ended June 30, 2012 and 2011, respectively.

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
CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO 2011

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(1,022)	$(451)	$(1,473)
Debt securities – taxable	618	(546)	72
Debt securities – non-taxable	(82)	5	(77)
Other earning assets	6	14	20
Total earning assets	(480)	(978)	(1,458)
Interest bearing liabilities:
Interest bearing demand deposits	(2)	1	(1)
Money market accounts	38	(11)	27
Savings deposits	1	(2)	(1)
Time deposits of less than $100 thousand	147	(172)	(25)
Time deposits of $100 thousand or more	242	(169)	73
Brokered CDs and CDARS®	(535)	38	(497)
Repurchase agreements	6	—	6
Other borrowings	(1)	—	(1)
Total interest bearing liabilities	(104)	(315)	(419)
Decrease in net interest income	$(376)	$(663)	$(1,039)

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended June 30, 2012 and 2011.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Six Months Ended
	June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$596,421	$16,567	5.59%	$686,823	$19,896	5.84%
Debt securities – taxable	193,226	1,908	1.99%	119,166	1,768	2.99%
Debt securities – non-taxable (2)	29,951	845	5.67%	35,037	992	5.71%
Other earning assets	209,001	266	0.26%	188,869	227	0.24%
Total earning assets	1,028,599	19,586	3.83%	1,029,895	22,883	4.48%
Allowance for loan and lease losses	(19,912)			(24,521)
Intangible assets	876			1,359
Cash & due from banks	12,423			10,193
Premises & equipment	28,972			30,553
Other assets	67,173			72,107
TOTAL ASSETS	$1,118,131			$1,119,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$58,660	76	0.26%	$62,661	81	0.26%
Money market accounts	127,068	538	0.85%	116,143	502	0.87%
Savings deposits	39,990	46	0.23%	39,005	48	0.25%
Time deposits of less than $100 thousand	231,222	1,406	1.22%	198,052	1,538	1.57%
Time deposits of $100 thousand or more	196,244	1,317	1.35%	146,073	1,262	1.74%
Brokered CDs and CDARS®	210,984	3,118	2.97%	286,437	4,019	2.83%
Repurchase agreements	15,721	228	2.92%	15,657	219	2.82%
Other borrowings	25	1	8.04%	72	2	5.60%
Total interest bearing liabilities	879,914	6,730	1.54%	864,100	7,671	1.79%
Net interest spread		$12,856	2.29%		$15,212	2.69%
Noninterest bearing demand deposits	160,162			155,026
Accrued expenses and other liabilities	13,871			10,514
Stockholders’ equity	60,629			86,088
Accumulated other comprehensive income	3,555			3,858
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,118,131			$1,119,586
Impact of noninterest bearing sources and other changes in balance sheet composition			0.22%			0.29%
Net interest margin			2.51%			2.98%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $316 thousand and $367 thousand for the six months ended June 30, 2012 and 2011, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO 2011

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(2,571)	$(758)	$(3,329)
Debt securities – taxable	1,107	(967)	140
Debt securities – non-taxable	(142)	(5)	(147)
Other earning assets	25	14	39
Total earning assets	(1,581)	(1,716)	(3,297)
Interest bearing liabilities:
Interest bearing demand deposits	(5)	—	(5)
Money market accounts	49	(14)	35
Savings deposits	1	(3)	(2)
Time deposits of less than $100 thousand	263	(395)	(132)
Time deposits of $100 thousand or more	438	(382)	56
Brokered CDs and CDARS®	(1,050)	149	(901)
Repurchase agreements	2	7	9
Other borrowings	(1)	—	(1)
Total interest bearing liabilities	(303)	(638)	(941)
Increase (decrease) in net interest income	$(1,278)	$(1,078)	$(2,356)

Net Interest Income – Volume and Rate Changes
Interest income for the three and six months ended June 30, 2012 was $9.6 million and $19.3 million, respectively, a 13.0% decrease and 14.4% decrease, respectively, compared to the same periods in 2011. Average earning assets increased $20.5 million, or 2.0%, in the second quarter of 2012 compared to the same period in 2011, and decreased $1.3 million, or 0.1%, for the six months ended June 30, 2012. Average loans declined in the second quarter of 2012 by $68.6 million, offset by a $78.0 million increase in investment securities and a $11.1 million increase in other earning assets. The change in mix and volume of earning assets decreased interest income by $480 thousand and decreased interest income by $1,581 thousand, respectively, comparing the three and six months of 2012 to the same periods in 2011. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged approximately $204 million and $209 million, respectively, for the three and six months ended June 30, 2012. The yield on this account is approximately 0.25%. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk, which we describe more fully below in the Liquidity section, resulting from deteriorating asset quality and the Order. We anticipate average loans to grow over the next six to twelve months as previously discussed in the strategic initiatives section. We anticipate average earning assets to remain consistent for the remainder of 2012.
The tax equivalent yield on earning assets decreased by 0.65% and 0.65% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The yield on loans declined by 0.30% to 5.54% and declined 0.25% to 5.59% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. We anticipate the yield on loans to remain consistent or decline slightly over the balance of 2012 as we continue to operate in a competitive lending environment and we have invested in approximately $34.7 million government guaranteed loans during the first six months of 2012. We anticipate that the yield on investment securities for the third quarter of 2012 will be consistent with the yield for second quarter 2012 and lower than the comparable 2011 period due to the changes in bond prices year-over-year. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of June 30, 2012, approximately 34% of our loan portfolio is either variable or adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.
Total interest expense was $3.3 million and $6.7 million for the three and six months ended June 30, 2012, respectively, or 11.3% lower and 12.3% lower, respectively, than the same periods in 2011. Average interest bearing liabilities increased by $40.2 million and increased by $15.8 million for the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. Comparing the second quarter of 2012 to the same period in 2011, average brokered deposits declined by $75.4 million while retail and jumbo certificates of deposits increased by $40.0 million and $58.8 million, respectively. Comparing the six months ended June 30, 2012 to the same period in 2011, average brokered deposits declined by$75.5 million while retail and jumbo certificates of deposits increased by $33.2 million and $50.2 million, respectively. The reductions in volume reduced interest expense by $104 thousand and $303 thousand for the three and six month periods ended June 30, 2012, respectively. Further reducing interest expense $315 thousand and $638 thousand for the three and six month periods ended June 30, 2012, respectively, was the decline in rates paid on deposits, primarily in retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
We expect average earning assets to stabilize through the remainder of 2012 as loan volume improves and investment securities increase through the reallocation of our excess cash reserves into higher yielding assets. We expect average brokered deposits to decline through the remainder of 2012 while all other interest bearing liabilities to increase, compared to 2011 levels. Rates paid on deposits are expected to continue to decline compared to 2011 rates as higher cost brokered CDs mature and are replaced with lower rate core deposits or funded from our excess liquidity.
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
Our net interest rate spread (on a tax equivalent basis) was 2.29% and 2.29%, respectively, for the three and six months ended June 30, 2012 compared to 2.68% and 2.69%, respectively, for the same periods in 2011. Our net interest margin (on a tax equivalent basis) was 2.51% and 2.51%, respectively, for the three and six months ended June 30, 2012 compared to 2.96% and 2.98%, respectively, for the same periods in 2011. Our net interest spread and margin results declined comparing 2012 to 2011. During December of 2009 and the first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A portion of these funds was utilized to pay off our variable-rate brokered money market account during the first quarter of 2010. The remaining funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. As of June 30, 2012, our balance at the Federal Reserve Bank was approximately $182.8 million. The negative spread associated between the interest bearing cash and the brokered deposits will continue to negatively impact our net interest spread and margin.
Average interest bearing liabilities as a percentage of average earning assets was consistent for all periods. Noninterest bearing funding sources were also consistent, contributing between 0.22% and 0.28% to each period shown.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. For the three and six months ended June 30, 2012, the accretion of the swaps added approximately $436 thousand and $874 thousand, respectively, to interest income compared to $483 thousand and $963 thousand for the same periods in 2011. The accretion for the remainder of 2012 will be $460 thousand.
We anticipate our net interest margin will remain consistent or improve during the remainder of 2012. However, improvement is dependent on multiple factors including our ability to raise core deposits, maturities of brokered deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses
The provision for loan and lease losses charged to operations during the three and six month period ended June 30, 2012 were $4.1 million and $6.0 million, respectively, compared to $2.6 million and $3.5 million, respectively, for the same periods in 2011. Net charge-offs for the three and six months ended June 30, 2012 were $3.5 million and $6.0 million, respectively, compared to net charge-offs of $2.6 million and $5.0 million, respectively, for the same periods in 2011. Annualized net charge-offs as a percentage of average loans were 2.00% for the six months ended June 30, 2012 compared to 1.46% for the same period in 2011. Our peer group’s average annualized net charge-offs (as reported in the June 30, 2012 Uniform Bank Performance Report) were 0.59%.
The increase in our provision for loan and lease losses for the first three and six months of 2012 compared to the same period in 2011 resulted from our analysis of probable incurred losses in the loan portfolio in relation to the reduction of our portfolio, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. As of June 30, 2012, specific reserves for impaired loans totaled $2.4 million compared to $1.5 million as of December 31, 2011 and $1.8 million as of March 31, 2012. The increase in specific reverses and higher levels of charge-offs resulted in elevated provision expense for the three and six month periods in 2012.
As of June 30, 2012, management determined our allowance of $19.6 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at September 30, 2012, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.
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
Noninterest Income
Noninterest income totaled $2.3 million and $4.3 million for the three and six months ended June 30, 2012, a increase of $256 thousand and a decrease of $25 thousand, respectively, or 12.5% and 0.58%, respectively, from the same periods in 2011. The quarterly and year over year increase is primarily a result of higher fees from mortgage loans and gains on sales of assets, primarily other real estate owned (OREO) properties.
The following table presents the components of noninterest income for the three and six month periods ended June 30, 2012 and 2011.
NONINTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	Percent Change	2011	2012	Percent Change	2011
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$533	(7.5)%	$576	$1,071	(7.8)%	$1,161
Service charges on deposit accounts	185	(8.4)%	202	364	(8.8)%	399
Point-of-sale (POS) fees	353	1.7%	347	695	4.7%	664
Bank-owned life insurance income	222	(14.9)%	261	426	(17.8)%	518
Mortgage loan and related fees	294	206.3%	96	469	55.8%	301
Trust fees	125	(33.2)%	187	270	(34.9)%	415
Net gain on sale of available-for-sale securities	1	100.0%	—	1	100.0%	—
Gain on sale of assets	176	402.9%	35	301	447.3%	55
Other income	423	20.2%	352	698	(13.5)%	807
Total noninterest income	$2,312	12.5%	$2,056	$4,295	(0.6)%	$4,320

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $718 thousand and $1,435 thousand, respectively, for the three and six months ended June 30, 2012, a decrease of $60 thousand, or 7.7%, and a decrease of $125 thousand, or 8.01%, respectively, from the same periods in 2011. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees (POS fees) increased 1.7% to $353 thousand and increased 4.7% to $695 thousand, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank Act will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $222 thousand and $426 thousand, respectively, for the three and six month period ended June 30, 2012, a decline of $39 thousand or 14.9% and a decline of $92 thousand or 17.8%, respectively, from 2011 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 5.2% through June 30, 2012.
Mortgage loan and related fees for the three and six months ended June 30, 2012 increased $198 thousand, or 206.3%, and increased $168 thousand, or 55.8%, respectively, to $294 thousand and $469 thousand, respectively, compared to $96 thousand and $301 thousand, respectively, in the same periods of 2011. As discussed in the notes to our consolidated financial statements, we elect the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.
Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $10.2 million and $23.2 million, respectively, for the three and six months ended June 30, 2012. Mortgages sold in the secondary market for the three and six months ended June 30, 2012 totaled $10.5 million and $23.5 million, respectively. Mortgages originated for sale in the secondary markets totaled $4.3 million and $10.9 million, respectively, for the three and six months ended June 30, 2011. Mortgages sold in the secondary market totaled $4.2 million and $12.3 million, respectively, for the three and six month periods of 2011. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.
Trust fees decreased $62 thousand and $145 thousand, respectively, for the three and six months ended June 30, 2012 compared to 2011. As of June 30, 2012, our trust and wealth management department had 332 accounts with assets held under management of $139.0 million compared to 456 accounts with assets held under management of $204.6 million as of June 30, 2011. In February 2012, we appointed a new Director of FSGBank's Wealth Management and Trust Department. Subsequently, we hired two additional trust officers and two trust specialists. Collectively, we anticipate this team to grow assets under management during 2012. Additionally, the focus of such growth is within managed accounts that provide higher levels of revenue than custodian and other services. However, this growth is dependent on our ability to maintain our existing clients while adding new clients as well as the general performance of the stock market.
Other income for the three and six months ended June 30, 2012 was $423 thousand and $698 thousand, respectively, compared to $352 thousand and $807 thousand, respectively, for the same periods in 2011. The components of other income primarily consist of ATM fee income, income from OREO, underwriting revenue, and safe deposit box fee income.
Noninterest Expense
Noninterest expense increased $114 thousand and $876 thousand, or 0.9% and 3.7%, to $12.4 million and $24.5 million for the three and six months ended June 30, 2012, respectively, compared to $12.2 million and $23.6 million for the same periods in 2011. Total noninterest expense for the second quarter of 2012 was consistent with the same period in 2011, with increases in salary and benefit cost partially offset by lower asset quality charges. The increase in noninterest expense comparing the year-to-date periods is primarily due to higher salary and benefits costs and higher asset quality charges.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2012 and 2011.
NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	Percent Change	2011	2012	Percent Change	2011
	(in thousands, except percentages)
Salaries & benefits	$5,003	23.5%	$4,051	$9,636	13.0%	$8,527
Occupancy	990	22.8%	806	1,788	5.5%	1,695
Furniture and equipment	649	59.1%	408	1,094	28.4%	852
Professional fees	1,125	7.3%	1,048	1,851	(12.4)%	2,113
FDIC insurance	677	(33.9)%	1,024	1,327	(36.0)%	2,072
Write-downs on other real estate owned and repossessions	890	(50.7)%	1,804	3,187	22.5%	2,601
Losses on other real estate owned, repossessions and fixed assets	300	(33.0)%	448	628	(1.9)%	640
OREO and repossession holding costs	483	(2.2)%	494	1,013	17.2%	864
Data processing	476	(15.3)%	562	843	(12.0)%	958
Communications	115	(4.2)%	120	246	(13.1)%	283
ATM/Debit Card fees	136	(3.5)%	141	238	(13.1)%	274
Intangible asset amortization	93	(20.5)%	117	212	(7.8)%	230
Printing & supplies	98	50.8%	65	184	12.9%	163
Advertising	71	(20.2)%	89	125	(16.7)%	150
Insurance	394	30.5%	302	611	3.7%	589
OCC Assessments	126	(2.3)%	129	250	(7.4)%	270
Other expense	738	15.1%	641	1,266	(5.7)%	1,342
Total noninterest expense	$12,364	0.9%	$12,249	$24,499	3.7%	$23,623

Salaries and benefits for the three and six months ended June 30, 2012 increased $952 thousand and $1,109 thousand, respectively, or 23.5% and 13.0%, respectively, compared to the same periods in 2011. The increase in salaries and benefits is primarily related to filling certain vacant executive positions. As of June 30, 2012, we had 30 full-service banking offices with 325 full-time equivalent employees. As of June 30, 2011, we had 36 full service banking offices with 319 full-time equivalent employees.
Occupancy expense increased $184 thousand and $93 thousand, or 22.8% and 5.5%, for the three and six months ended three and six months ended compared to the same periods in 2011, primarily the result of adjustments to lease expenses. As of June 30, 2012, First Security leased six facilities and the land for three branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.
Professional fees increased $77 thousand and decreased $262 thousand, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase in the second quarter is primarily due to incremental consultant fees associated with a third-party loan review on our nonperforming loans, partially offset by lower legal costs associated with nonperforming assets for the quarter. Legal fees associated with the resignation of the former CEO also contributed to higher costs in 2011. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.
FDIC deposit premium insurance decreased $348 thousand to $677 thousand and decreased $745 thousand to $1,327 thousand, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The decrease was the result of a change in the calculation of the FDIC insurance premium base as the result of the Dodd-Frank Act.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. The fair value is generally determined based the valuation of a third-party appraisal, discounted by our historical realization rate as well as a cost to sell factor. The discount and cost to sell factor are monitored and re-assessed, if necessary, on a quarterly basis. An increase to the discount factor may result in additional write-downs to some or all of our properties. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs on OREO and repossessions decreased $914 thousand and increased $586 thousand, respectively, for the three and six month period ended June 30, 2012 compared to the same period in 2011. Write-downs for the remainder of 2012 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, as quantified in Note 11 "Fair Value Measurements," the discount rate applied to the appraised value, general market conditions, and our ability to liquidate properties.
Losses on OREO, repossessions and fixed assets decreased $148 thousand to $300 thousand, or 33.0%, and decreased $12 thousand to $628 thousand, or 1.9%, respectively, for the three and six month periods ended June 30, 2012, compared to the same periods in 2011. As discussed above, we continuing monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our fair value assumptions applied to OREO, as discussed above.
OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs decreased $11 thousand, or 2.2%, and increased $149 thousand, or 17.2%, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. We anticipate the level of holding costs to remain directionally consistent with the level of OREO for 2012.
Data processing fees declined 15.3% and 12.0%, respectively, for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. The monthly fees associated with data processing are typically based on transaction volume.
Intangible asset amortization expense declined 20.5% and 7.8%, respectively, for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2012.
ATM and debit card fees decreased 3.5% and 13.1%, respectively, for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. The monthly fees associated with ATM and debit card processing are typically based on transaction volume.
Insurance expense increased 30.5% and 3.7%, respectively, for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. We anticipate insurance expense for the second half of 2012 to be comparable to the current year-to-date amount.
Furniture and equipment costs, as well as printing and supplies expenses, increased in the three and six month periods ended June 30, 2012 due to costs associated with establishing two training centers and a call center. We anticipate those costs to return to prior levels for the remainder of 2012.
We anticipate communications expense to decline for the remainder of 2012, primarily as a result of implementing a VoIP phone system in 2012.
Other expense increased $96 thousand and decreased $76 thousand for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.
Income Taxes
We recorded income tax benefit of $619 thousand and $510 thousand, respectively, for the three and six month periods ended June 30, 2012 compared to income tax benefit of $105 thousand and income tax expense of $86 thousand, respectively, for the same periods in 2011. For the six months ended June 30, 2012, we recorded $5.9 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first two quarters of 2012. The benefit recorded in the second quarter of 2012 is primarily a result of a settlement of an uncertain tax position, as discussed below.
On April 30, 2012, we entered into a compromise and settlement agreement on one of our uncertain tax positions for the tax years through December 31, 2011. The settlement resulted in a payment of $273 thousand as compared to the existing accrual of approximately $1.0 million, and thus resulting in a recovery of approximately $727 thousand that was recorded as a tax benefit during the second quarter of 2012.
At June 30, 2012, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements. With the resolution of our primary uncertain tax position, as described above, we have not identified any additional significant uncertain tax positions.
A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years as well as current business trends. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit. As business and economic conditions change, we will re-evaluate the valuation allowance. As of June 30, 2012, the valuation allowance totals $37.6 million.

STATEMENT OF FINANCIAL CONDITION

As of June 30, 2012, we had total consolidated assets of $1.1 billion, total loans of $591.4 million, total deposits of $1.0 billion and stockholders’ equity of $54.0 million. As of December 31, 2011, we had total consolidated assets of $1.1 billion, total loans of $584.5 million, total deposits of $1.0 billion and stockholders' equity of $68.2 million. As of June 30, 2011, we had total assets of $1.1 billion, total loans of $645.3 million, total deposits of $997.4 million and stockholders' equity of $84.8 million.
Loans
The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances since June 30, 2011. Certain strategic initiatives, as discussed in the Strategic Initiatives for 2012 section of MD&A above, have contributed to growth in loan balances for the first six months in 2012. As of June 30, 2012, total loans increased by $6.9 million, or 1.2% (2.4% annualized), from December 31, 2011 and decreased by $53.9 million, or 8.4%, from June 30, 2011.
The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2011
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$204,600	$217,597	$232,417	(6.0)%	(12.0)%
Commercial	229,663	195,062	209,871	17.7%	9.4%
Construction	46,453	53,807	68,887	(13.7)%	(32.6)%
Multi-family and farmland	26,932	31,668	33,347	(15.0)%	(19.2)%
	507,648	498,134	544,522	1.9%	(6.8)%
Commercial loans	62,515	59,623	68,300	4.9%	(8.5)%
Consumer installment loans	15,683	20,011	24,606	(21.6)%	(36.3)%
Leases, net of unearned income	926	2,920	4,429	(68.3)%	(79.1)%
Other	4,666	3,809	3,487	22.5%	33.8%
Total loans	591,438	584,497	645,344	1.2%	(8.4)%
Allowance for loan and lease losses	(19,600)	(19,600)	(22,485)	—%	(12.8)%
Net loans	$571,838	$564,897	$622,859	1.2%	(8.2)%

The year-to-date increase in loan balances is primarily associated with an increase in commercial real estate (CRE) loans, partially offset by declines in residential 1-4 family and construction and land development (C&D) loans. CRE loans increased $34.6 million, or 17.7%, primarily due to purchases of U.S. government-guaranteed loans during the first two quarters of 2012. The purchases of the guaranteed portion of U.S. government-guaranteed loans provided a higher rate of return for our excess liquidity as well as lower our overall credit risk of our loan portfolio. The largest declining loan balances were 1-4 family residential real estate loans of $13.0 million, or 6.0%, C&D loans of $7.4 million, or 13.7%, multi-family and farmland loans of $4.7 million, or 15.0%, and consumer installment loans of $4.3 million, or 21.6%.

Comparing June 30, 2012 to June 30, 2011, CRE loans loans increased $19.8 million, or 9.4%, while the largest declining loan balances were residential 1-4 family loans of $27.8 million, a decrease of 12.0%, C&D loans of $22.4 million, a decrease of 32.6%, and consumer installment loans of $8.9 million, a decrease of 36.3%.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate our loans to remain grow during the second half of 2012. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels.

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
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared jointly by our accounting and credit administration departments and presented to our Board of Directorson at least a quarterly basis. Based on our analysis, we may determine that our future provision expense needs to increase or decrease in order for us to remain adequately reserved for probable loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.
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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2012 and 2011. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $12 thousand and $12 thousand for the six month periods ended June 30, 2012 and 2011, respectively. The reserve for unfunded commitments totaled $261 thousand and $241 thousand as of June 30, 2012 and 2011, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Six Months Ended
	June 30,
	2012	2011
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$19,600	$24,000
Provision for loan and lease losses	5,950	3,509
Sub-total	25,550	27,509
Charged-off loans:
Real estate – residential 1-4 family	1,888	527
Real estate – commercial	1,130	3,074
Real estate – construction	2,912	1,431
Real estate – multi-family and farmland	15	—
Commercial loans	271	1,437
Consumer installment and Other loans	141	183
Leases, net of unearned income	863	919
Total charged-off	7,220	7,571
Recoveries of charged-off loans:
Real estate – residential 1-4 family	92	181
Real estate – commercial	108	200
Real estate – construction	524	305
Real estate – multi-family and farmland	6	382
Commercial loans	231	400
Consumer installment and Other loans	100	689
Leases, net of unearned income	209	390
Total recoveries	1,270	2,547
Net charged-off loans	5,950	5,024
Allowance for loan and lease losses – end of period	$19,600	$22,485
Total loans – end of period	$591,438	$645,344
Average loans	$596,421	$686,823
Net loans charged-off to average loans, annualized	2.00%	1.46%
Provision for loan and lease losses to average loans, annualized	2.00%	1.02%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.31%	3.48%
Nonperforming loans	43.80%	40.36%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of June 30, 2012		As of December 31, 2011		As of June 30, 2011
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$6,064	34.5%	$6,368	37.2%	$6,875	36.0%
Real estate – commercial	5,137	38.7%	6,227	33.4%	5,708	32.5%
Real estate – construction	1,668	7.9%	1,485	9.2%	4,089	10.7%
Real estate – multi-family and farmland	1,592	4.6%	728	5.4%	541	5.2%
Commercial loans	4,633	10.6%	3,649	10.2%	3,929	10.6%
Consumer installment loans	359	2.7%	405	3.4%	517	3.8%
Leases, net of unearned income	125	0.2%	718	0.5%	816	0.7%
Other	22	0.8%	20	0.7%	10	0.5%
Total	$19,600	100.0%	$19,600	100.0%	$22,485	100.0%
__________________
1 Represents the percentage of loans in each category to total loans.
Throughout the duration of this economic cycle, the ratio of the allowance to total loans was significantly increased and has remained elevated largely because of the level of nonperforming loans and the associated decline in real estate values. These two factors have contributed to elevated levels of classified loans, which is a driving component of the allowance.
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

The following table presents our internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2012, December 31, 2011 and June 30, 2011:
As of June 30, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$172,348	$8,112	$18,972	$5,168	$204,600
Real estate: Commercial	196,152	2,762	18,649	12,100	229,663
Real estate: Construction	33,535	415	2,769	9,734	46,453
Real estate: Multi-family and farmland	17,164	809	7,901	1,058	26,932
Commercial	44,182	1,909	13,271	3,153	62,515
Consumer	15,085	54	544	—	15,683
Leases	—	267	203	456	926
Other	4,563	—	103	—	4,666
Total Loans	$483,029	$14,328	$62,412	$31,669	$591,438

As of December 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$185,464	$6,383	$21,641	$4,109	$217,597
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809
Total Loans	$459,283	$29,551	$62,174	$33,489	$584,497

As of June 30, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$196,816	$7,166	$25,101	$3,334	$232,417
Real estate: Commercial	164,058	16,596	16,335	12,882	209,871
Real estate: Construction	41,751	3,560	5,031	18,545	68,887
Real estate: Multi-family and farmland	28,238	1,904	1,228	1,977	33,347
Commercial	43,237	5,881	15,965	3,217	68,300
Consumer	23,910	78	368	250	24,606
Leases	—	1,242	2,198	989	4,429
Other	3,466	—	21	—	3,487
Total Loans	$501,476	$36,427	$66,247	$41,194	$645,344

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $31.7 million at June 30, 2012, $33.5 million at December 31, 2011 and $41.2 million at June 30, 2011. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with impaired loans totaled $2.4 million as of June 30, 2012, compared to $1.5 million as of December 31, 2011. General reserves totaled $17.2 million as of June 30, 2012, compared to $18.1 million as of December 31, 2011. The increase in specific reserves is based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. A contributing factor to the decline in the general reserves, as compared to the increase in the applicable loan balances, is the purchase of government-guaranteed loans during 2012. As we are only purchasing the guaranteed portion in the secondary markets, there is no allowance allocation to these loans, thus the ratio of the general reserves to the applicable loan pools has declined from 3.39% as of December 31, 2011 to 3.07% as of June 30, 2012.

We believe that the allowance for loan and lease losses as of June 30, 2012 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives
Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of June 30, 2012, our loan portfolio was 53.2% of total assets. Over the past two and a half years, we have implemented a number of significant strategies to further address our asset quality. We believe our continued implementation of these, and related, strategies, will enable us to show further improvement in our asset quality in 2012.
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
During the second half of 2010, we began outsourcing the marketing and sales process of our OREO properties to market leading real estate companies. We experienced higher volumes of OREO sales in 2011 and the first two quarters of 2012, and we expect higher levels of sales through the remainder of 2012 as we continue efforts to liquidate the OREO portfolio.
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
Collectively, our Chief Credit and Chief Lending Officers, along with all officers, are responsible for building and maintaining a credit culture that is discipled, defined, discerning and diligent. Discipled in focusing on credit-worthy opportunities; defined as to optimal loan mix and concentrations; officers who are discerning in early and throughout the underwriting process to achieve an efficient approval process; and diligent in its monitoring of existing loans and concentrations.

Asset Quality and Non-Performing Assets Analysis and Discussion
As of June 30, 2012, our allowance for loan and lease losses as a percentage of total loans was 3.31%, which is a decrease from the 3.35% as of December 31, 2011 and a decrease from the 3.48% as of June 30, 2011. The decline in the allowance percentage is directly related to a lower historical loss factor for certain loan pools combined with reductions in classified loans as well as migration to OREO. Net charge-offs as a percentage of average loans (annualized) increased to 2.00% for the six months ended June 30, 2012 compared to 1.46% for the same period in 2011. As of June 30, 2012, non-performing assets decreased to $62.5 million, or 5.62% of total assets, from $72.4 million, or 6.49% of total assets as of December 31, 2011 and decreased from $79.0 million, or 7.12% as of June 30, 2011.
We believe that overall asset quality has stabilized and will continue to improve in the following quarters. From December 31, 2011 to June 30, 2012, we have seen positive results in improving our asset quality. Special mention loans, generally regarded as the gateway or leading indicator of future non-performing loans, decreased $15.2 million, or 51.5%, from $29.6 million as of December 31, 2011 to $14.3 million as of June 30, 2012. Comparing June 30, 2012 to June 30, 2011, special mention loans declined by $22.1 million, or 60.7%. Based on the trends in special mention loans, we believe there is minimal additional migration to nonperforming loans from the performing loans. We have also achieved steady reductions in other real estate owned. OREO declined by $4.9 million, or 19.3%, from $25.1 million as of December 31, 2011 to $20.3 million as of June 30, 2012.
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
NON-PERFORMING ASSETS BY TYPE

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands, except percentages)
Nonaccrual loans	$42,110	$46,907	$51,161
Loans past due 90 days and still accruing	2,636	2,822	4,556
Total nonperforming loans, including loans 90 days and still accruing	$44,746	$49,729	$55,717

Other real estate owned	$20,280	$25,141	$27,486
Repossessed assets	131	302	315
Nonaccrual loans	42,110	46,907	51,161
Total nonperforming assets	$62,521	$72,350	$78,962

Nonperforming loans as a percentage of total loans	7.57%	8.51%	8.63%
Nonperforming assets as a percentage of total assets	5.62%	6.49%	7.12%
Nonperforming assets plus loans past due 90 days and still accruing as a percentage of total assets	5.86%	6.74%	7.53%

The following table provides the classifications for nonaccrual loans and other real estate owned as of June 30, 2012, December 31, 2011 and June 30, 2011.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$10,817	14	$14,683	30	$19,230	16
Residential real estate loans	10,871	107	10,877	107	9,812	75
Commercial real estate loans	15,431	27	15,560	38	15,797	16
Commercial and industrial loans	4,000	17	3,087	32	3,895	28
Commercial leases	549	24	2,244	96	2,003	61
Consumer and other loans	442	10	456	24	424	18
Total	$42,110	199	$46,907	327	$51,161	214
Other real estate owned
Construction/development loans	$8,891	14	$12,225	89	$15,225	82
Residential real estate loans	3,911	31	6,579	63	7,720	66
Multi-family and farmland	979	2	—	—	—	—
Commercial real estate loans	6,499	23	6,337	26	4,541	20
Total	$20,280	70	$25,141	178	$27,486	168

Nonaccrual loans totaled $42.1 million, $46.9 million and $51.2 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of June 30, 2012, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of June 30, 2012, nonaccrual loans decreased by $4.8 million, or 10.2%, compared to year-end 2011. Comparing June 30, 2012 to December 31, 2011, nonaccrual construction and development loans decreased by $3.9 million and commercial leases decreased by $1.7 million. The decrease in both categories was primarily due to migration to OREO and repossessions as well as charge-offs and principal payments. We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.
Other real estate decreased $4.9 million from December 31, 2011 to June 30, 2012. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. During the first six months of 2012, we sold approximately $8.4 million of OREO compared to $5.2 million in 2011. During April 2012, we conducted a bulk auction on approximately 90 properties consisting of smaller balance 1-4 family residential and lot properties. This auction resulted in an approximate 50% decline in the number of properties, thus allowing our special assets department to focus on the larger value properties. We expect continued OREO resolutions at levels above those of 2011. The June 30, 2012 OREO holdings listed above include 222 individual properties in 15 developments with a carrying value of $4.4 million.
Loans 90 days past due and still accruing decreased $1.1 million for the quarter due to two commercial real estate loans. As of June 30, 2012, the $2.6 million in past due loans was composed of $1.2 million in commercial real estate loans, $657 thousand in commercial loans, $364 thousand in residential real estate loans and the remainder in other categories.
Total non-performing assets for the second quarter of 2012 were $62.5 million compared to $72.4 million at December 31, 2011 and $79.0 million at June 30, 2011.
Our asset ratios were generally less favorable as compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios and our UBPR peer group ratios as of June 30, 2012, which is the latest available information.
NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	7.57%	2.46%
Nonperforming loans[1] as a percentage of the allowance	228.30%	124.34%
Nonperforming loans[1] as a percentage of equity capital	82.88%	14.92%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	10.63%	3.62%
__________________
1 Nonperforming loans are: Nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of June 30, 2012, we have no plans to liquidate a significant amount of any available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.
Available-for-sale securities totaled $256.9 million at June 30, 2012, $193.0 million at December 31, 2011 and $158.7 million at June 30, 2011. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The increase in the first two quarters represented a decision that liquidity was sufficient to warrant the shifting of additional cash into investment securities, and further purchases throughout 2012 may be warranted. At June 30, 2012, the available-for-sale securities portfolio had unrealized net gains of approximately $3.1 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2012 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and pooled trust preferred securities.
The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$2,838	$12,924	$8,216	$2,210	$26,188
Municipal - taxable	—	—	1,301	717	2,018
Agency bonds	—	7,500	18,288	—	25,788
Agency issued REMICs	4,823	92,035	—	—	96,858
Agency issued mortgage pools	157	67,762	19,773	13,568	101,260
Other	—	—	—	113	113
Total	$7,818	$180,221	$47,578	$16,608	$252,225
Tax Equivalent Yield	4.32%	2.61%	2.88%	3.47%	2.77%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for seven bonds, which are valued utilizing Level 3 inputs. Two pooled trust preferred securities with a book value of $65 thousand are valued using Level 3 inputs. Additionally, we have four municipal bonds that were transferred into Level 3 during 2011 due to lack of comparable sales transactions. These four bonds total $1.1 million.
As of June 30, 2012, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of June 30, 2012, gross unrealized losses in our portfolio totaled $290 thousand, compared to $220 thousand and $159 thousand as of December 31, 2011 and June 30, 2011, respectively. The unrealized losses in mortgage-based residential, municipal, and federal agency securities are primarily a result of widening credit spreads subsequent to purchase. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses associated with the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The remaining unrealized losses in our portfolio are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Based on results of our impairment assessment, the unrealized losses at June 30, 2012 are considered temporary.
As of June 30, 2012, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of June 30, 2012.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$66,123	$67,604
FHLMC*	$68,169	$69,181
Ginnie Mae	$57,864	$58,718
__________________

*	Federal Home Loan Mortgage Corporation
We held no federal funds sold as of June 30, 2012, December 31, 2011 or June 30, 2011. As of June 30, 2012, we held $182.9 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $249.3 million at December 31, 2011 and $213.7 million as of June 30, 2011. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
As of June 30, 2012, we held $100 thousand in certificates of deposit at another FDIC insured financial institution. At June 30, 2012, we held $27.1 million in bank-owned life insurance, compared to $26.7 million at December 31, 2011 and $26.3 million at June 30, 2011.

Deposits and Other Borrowings
As of June 30, 2012, deposits increased by 1.1% (2.1% annualized) from December 31, 2011 and increased by 3.3% from June 30, 2011. Excluding the changes in brokered deposits, our deposits increased by 7.2% (14.3% annualized) from December 31, 2011 and increased 16.3% from June 30, 2011. In the first six months of 2012, the fastest growing sectors of our core deposit base were retail certificates of deposit with denominations less than $100,000, which grew 7.7% (15.5% annualized). We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Brokered certificates of deposits decreased $78.7 million from June 30, 2011 to June 30, 2012 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of June 30, 2012, our CDARS balance consists of $1.4 million in purchased time deposits and no reciprocal customer accounts.
Brokered deposits at June 30, 2012, December 31, 2011 and June 30, 2011 were as follows:

BROKERED DEPOSITS

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Brokered certificates of deposits	$191,834	$237,032	$270,524
CDARS®	1,411	1,405	7,303
Total	$193,245	$238,437	$277,827

The table below is a maturity scheduled for our brokered deposits.

BROKERED DEPOSITS – BY MATURITY

	Less than 3 months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$—	$26,753	$55,596	$56,726	$52,759
CDARS®	—	1,040	—	—	371
Total	$—	$27,793	$55,596	$56,726	$53,130

As of June 30, 2012, December 31, 2011 and June 30, 2011, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $5.5 million as of June 30, 2012, compared to $4.5 million and $5.2 million as of December 31, 2011 and June 30, 2011, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012. For the six months ended June 30, 2012 and 2010, we paid a fixed rate of 3.93% for the structured repurchase agreement.

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $2.4 million as of June 30, 2012, is available for funding activities for which FSGBank would not receive direct benefit, such as acquisition due diligence, shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds as additional capital into FSGBank.
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

As of June 30, 2012, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $182.8 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of June 30, 2012, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging of loans.
Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter-end, we had $5.5 million in loan participations sold. FSGBank may continue to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $72.1 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of June 30, 2012, our unpledged investment securities totaled $184.9 million.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of June 30, 2012, we had $191.8 million in brokered CDs outstanding with a weighted average remaining life of approximately 24 months, a weighted average coupon rate of 2.61% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.86%. Our CDARS product had $1.4 million at June 30, 2012, with a weighted average coupon rate of 2.60% and a weighted average remaining life of approximately 19 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $99.7 million at June 30, 2012. The following table illustrates our significant contractual obligations at June 30, 2012 by future payment period.
CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$281,003	$152,406	$3,074	$—	$436,483
Brokered certificates of deposit	(1)	82,349	96,710	12,775	—	191,834
CDARS®	(1)	1,040	371	—	—	1,411
Federal funds purchased and securities sold under agreements to repurchase	(2)	15,458	—	—	—	15,458
Operating lease obligations	(3)	776	1,346	1,231	3,908	7,261
Loan purchase commitments		10,340	—	—	—	10,340
Total		$390,966	$250,833	$17,080	$3,908	$662,787
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
Net cash used in operations during the six months of 2012 totaled $752 thousand compared to net cash provided by operations of $679 thousand for the same period in 2011. The decrease in net cash provided is primarily due to lower levels of loans held for sale, partially offset by higher provision for loan and lease losses. Net cash used in investing activities totaled $77.4 million compared to net cash provided by investing activities of $65.8 million for the same period in 2011. The increase in cash used is primarily associated with purchases of investment securities. Net cash provided by financing activities was $11.7 million for the first six months of 2012 compared to net cash used in financing activities of $52.0 million in the comparable 2011 period. The decrease in cash used in financing activities is primarily related to an increase in deposits.

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
Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. We recognized a total of $436 thousand in interest income for the six months ended June 30, 2012.
The following table presents the accretion of the remaining gain for the terminated swaps.

	2012 (1)	Total
	(in thousands)
Accretion of gain from 2009 terminated swaps	$460	$460
__________________

(1)	Represents the gain accretion for July 1, 2012 to December 31, 2012. Excludes the amounts recognized in the first six months of 2012.
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
The following table presents the cash flow hedges as of June 30, 2012.
CASH FLOW HEDGES

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$1,927	$1	$(20)	$(47)	Various
	$1,927	$1	$(20)	$(47)
Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	—	—	$152	October 11, 2012
Interest rate swap	25,000	—	—	152	October 11, 2012
	$50,000	$—	$—	$304
 __________________

1.
The $304 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of June 30, 2012, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of June 30, 2012.

	Notional	Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
		Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$1,927	Other assets	N/A	Other liabilities	$19	Noninterest income – other	$2
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$1,927	N/A	N/A	Noninterest income – other	N/A

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2012 and 2011.

	As of
	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Commitments to extend credit	$94,789	$108,335	$109,249
Standby letters of credit	$4,867	$7,983	$8,669

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties. All commitments and standby letters of credit were fixed rate as of June 30, 2012, December 31, 2011, and June 30, 2011.
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

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

June 30, 2012	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	7.9%	8.1%
Total capital to risk adjusted assets	13.0%	8.0%	9.2%	9.3%
Leverage ratio	9.0%	4.0%	4.5%	4.5%
December 31, 2010
Tier 1 capital to risk adjusted assets	n/a	4.0%	9.7%	9.7%
Total capital to risk adjusted assets	13.0%	8.0%	11.0%	10.9%
Leverage ratio	9.0%	4.0%	5.7%	5.6%
September 30, 2010
Tier 1 capital to risk adjusted assets	n/a	4.0%	11.2%	11.0%
Total capital to risk adjusted assets	13.0%	8.0%	12.5%	12.3%
Leverage ratio	9.0%	4.0%	7.2%	7.1%
__________________

1.	Pursuant to the Order, FSGBank was required to achieve and maintain the above capital ratios within 120 days from April 28, 2010.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act. Since its passage in July 2010, the Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 11 to the consolidated financial statements.
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
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risk inherent to foreign currency. Additionally, as of June 30, 2012, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, we had, as of June 30, 2012, an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $2.8 million, or 10.9%, as a result of a 200 basis point decline in rates based on annualizing our financial results through June 30, 2012. The model also predicts a $7.0 million increase in net interest income, or 27.6%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as of June 30, 2012. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 200 BP	Current	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$22,457	$25,216	$32,181
Dollar change net interest income	(2,759)	—	6,965
Percentage change net interest income	(10.94)%	0.00%	27.62%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of June 30, 2012.

Changes in Internal Controls
There have been no changes in our internal controls over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
As previously disclosed, since January 2010, First Security has elected to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At June 30, 2012, First Security had unpaid preferred stock dividends in arrears of $4.3 million. (This suspension of dividends does not constitute a default under the terms of the Series A Preferred Stock.)

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
Exhibits:

EXHIBIT NUMBER	DESCRIPTION

10.1	First Security Group, Inc. 2012 Long-Term Incentive Plan[1]

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

1 Incorporated by reference to Appendix A of First Security's Proxy Statement filed May 1, 2012.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 10, 2012	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

August 10, 2012	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer