Form 10-Q
period 2012-09-30
FIRST SECURITY GROUP INC/TN
filed 2012-11-19
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Common Stock, $0.01 par value:
1,772,342 shares outstanding and issued as of November 14, 2012

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011	September 30, 2011
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$10,204	$8,884	$9,595
Interest Bearing Deposits in Banks	201,631	249,297	267,184
Cash and Cash Equivalents	211,835	258,181	276,779
Securities Available-for-Sale	257,263	193,041	158,788
Loans Held for Sale	3,857	2,233	2,284
Loans	573,365	582,264	602,140
Total Loans	577,222	584,497	604,424
Less: Allowance for Loan and Lease Losses	17,490	19,600	18,750
Net Loans	559,732	564,897	585,674
Premises and Equipment, net	29,540	28,671	30,050
Bank Owned Life Insurance	27,364	26,722	26,504
Intangible Assets	677	982	1,116
Other Real Estate Owned	15,803	25,141	26,628
Other Assets	15,256	17,266	17,974
TOTAL ASSETS	$1,117,470	$1,114,901	$1,123,513

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011	September 30, 2011
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$158,967	$159,735	$162,166
Interest Bearing Demand	68,387	56,573	60,761
Savings and Money Market Accounts	186,182	156,402	150,463
Certificates of Deposit less than $100 thousand	232,558	222,371	208,986
Certificates of Deposit of $100 thousand or more	204,789	185,904	171,256
Brokered Deposits	193,248	238,437	265,378
Total Deposits	1,044,131	1,019,422	1,019,010
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	14,691	14,520	15,054
Security Deposits	88	204	242
Other Borrowings	—	58	63
Other Liabilities	13,838	12,465	11,098
Total Liabilities	1,072,748	1,046,669	1,045,467
SHAREHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of September 30, 2012, December 31, 2011 and September 30, 2011; Liquidation value of $37,744 as of September 30, 2012, $36,506 as of December 31, 2011 and $36,094 as of September 30, 2011	32,439	32,121	32,018
Common Stock – $.01 par value – 150,000,000 shares authorized; 1,772,342 shares issued as of September 30, 2012, 1,684,342 issued as of December 31, 2011, and 1,649,249 issued as of September 30, 2011	115	114	114
Paid-In Surplus	107,146	109,525	110,231
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	(759)	(3,290)	(4,019)
Accumulated Deficit	(99,291)	(75,743)	(66,701)
Accumulated Other Comprehensive Income	3,066	3,499	4,397
Total Shareholders’ Equity	44,722	68,232	78,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,117,470	$1,114,901	$1,123,513

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$7,722	$9,020	$24,289	$28,914
Investment Securities – taxable	904	858	2,788	2,604
Investment Securities – non-taxable	227	316	780	965
Other	121	144	387	371
Total Interest Income	8,974	10,338	28,244	32,854
INTEREST EXPENSE
Interest Bearing Demand Deposits	52	39	128	120
Savings Deposits and Money Market Accounts	247	261	831	811
Certificates of Deposit of less than $100 thousand	657	692	2,063	2,230
Certificates of Deposit of $100 thousand or more	631	606	1,948	1,868
Brokered Deposits	1,420	1,951	4,538	5,970
Other	118	113	347	334
Total Interest Expense	3,125	3,662	9,855	11,333
NET INTEREST INCOME	5,849	6,676	18,389	21,521
Provision for Loan and Lease Losses	4,543	3,882	10,492	7,391
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	1,306	2,794	7,897	14,130
NONINTEREST INCOME
Service Charges on Deposit Accounts	725	791	2,160	2,351
Mortgage Banking Income	249	169	718	470
Gain on Sales of Securities Available-for-Sale	143	—	144	—
Other	1,577	1,144	3,967	3,603
Total Noninterest Income	2,694	2,104	6,989	6,424
NONINTEREST EXPENSES
Salaries and Employee Benefits	5,275	4,265	14,911	12,792
Expense on Premises and Fixed Assets, net of rental income	1,450	1,266	4,332	3,813
Other	6,056	5,902	18,037	18,451
Total Noninterest Expenses	12,781	11,433	37,280	35,056
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(8,781)	(6,535)	(22,394)	(14,502)
Income Tax Provision (Benefit)	108	(54)	(402)	32
NET LOSS	(8,889)	(6,481)	(21,992)	(14,534)
Preferred Stock Dividends	413	412	1,238	1,238
Accretion on Preferred Stock Discount	108	102	318	300
NET LOSS ALLOCATED TO COMMON SHAREHOLDERS	$(9,410)	$(6,995)	$(23,548)	$(16,072)
OTHER COMPREHENSIVE LOSS
Net loss	(8,889)	(6,481)	(21,992)	(14,534)
Change in unrealized gains on securities, net of reclassifications and taxes	431	418	889	1,326
Unrealized loss on cash flow swaps, net	(451)	(286)	(1,322)	(968)
COMPREHENSIVE LOSS	(8,909)	(6,349)	(22,425)	(14,176)
NET LOSS PER SHARE:
Net Loss Per Share – Basic	$(5.79)	$(4.40)	$(14.54)	$(10.13)
Net Loss Per Share – Diluted	$(5.79)	$(4.40)	$(14.54)	$(10.13)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance - December 31, 2011	$32,121	1,684	$114	$109,525	$2,006	$(75,743)	$3,499	$(3,290)	$68,232
Restricted Stock Grants		88	1	(1)					—
Net Loss						(21,992)			(21,992)
Other Comprehensive Loss							(433)		(433)
Accretion of Discount Associated with Preferred Stock	318					(318)			—
Preferred Stock Dividend						(1,238)			(1,238)
Share-based Compensation, net of forfeitures		—		84					84
ESOP Allocation				(2,462)				2,531	69
Balance - September 30, 2012	$32,439	1,772	$115	$107,146	$2,006	$(99,291)	$3,066	$(759)	$44,722

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,992)	$(14,534)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities -
Provision for Loan and Lease Losses	10,492	7,391
Amortization, net	2,685	974
Share-Based Compensation	84	14
ESOP Compensation	69	70
Depreciation	1,056	1,126
Income from Bank Owned Life Insurance	(778)	(765)
Gain on Sales of Available-for-Sale Securities	(144)	—
(Gain) Loss on Sales of Premises and Equipment, net	(14)	24
(Gain) Loss on Sales of Other Real Estate Owned and Repossessions, net	(36)	979
Write-down of Other Real Estate Owned and Repossessions	4,500	4,139
Accretion of Fair Value Adjustment, net	(39)	(34)
Accretion of Terminated Cash Flow Swaps	(1,285)	(1,856)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(514)	272
Interest Receivable	(404)	437
Other Assets	2,081	1,113
Interest Payable	45	(1,009)
Other Liabilities	(25)	916
Net Cash From Operating Activities	(4,219)	(743)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments, and Calls	48,175	46,462
Sales	6,952	—
Purchases	(120,696)	(49,705)
Proceeds from sales of FRB Stock	454	—
Loan Originations and Principal Collections, net	(10,047)	94,794
Proceeds from Sales of Premises and Equipment	113	45
Proceeds from Sales of Other Real Estate and Repossessions	10,340	8,049
Additions to Premises and Equipment	(2,047)	(436)
Capital Improvements to Other Real Estate and Repossessions	(193)	—
Net Cash From Investing Activities	(66,949)	99,209
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	24,709	(29,713)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	171	(879)
Net Decrease of Other Borrowings	(58)	(14)
Net Cash From Financing Activities	24,822	(30,606)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(46,346)	67,860
CASH AND CASH EQUIVALENTS – beginning of period	258,181	208,919
CASH AND CASH EQUIVALENTS – end of period	$211,835	$276,779

(See Accompanying Notes to Consolidated Financial Statements)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transfered to OREO and repossessions	$7,082	$15,728
Transfers of loans to loans held for sale at fair value	$1,110	$—
Financed sales of OREO and repossessions	$1,809	$—
Accrued and deferred cash dividends on preferred stock	$1,238	$1,238
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$10,003	$12,342
Income taxes paid	$70	$304

(See Accompanying Notes to Consolidated Financial Statements)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net loss or shareholders’ equity.
The consolidated financial statements include the accounts of First Security Group, Inc. (First Security or the Company)and its subsidiary bank, which is wholly-owned. All significant intercompany balances and transactions have been eliminated.
On September 19, 2011 (the Effective Date), First Security completed a one-for-ten reverse stock split of its common stock. In connection with the reverse stock split, every ten shares of issued and outstanding First Security common stock at the Effective Date were exchanged for one share of newly issued common stock. Fractional shares were rounded up to the next whole share. Other than the number of authorized shares of common stock disclosed in the Consolidated Balance Sheets, which did not change as a result of the reverse stock split, all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional information related to the reverse stock split, see Note 9, Shareholders’ Equity.
Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – REGULATORY MATTERS, GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS
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
The Company is currently deemed not in compliance with certain provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve. Management believes the successful execution of the strategic initiatives discussed below will ultimately result in full compliance with the Agreement and position the Company for long-term growth and a return to profitability.
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

The Bank and the OCC agreed to the areas of the Bank’s operations that warrant improvement and on a plan for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Board of Directors is required to ensure that competent management is in place in all executive officer positions to manage the Bank in a safe and sound manner. The Bank is also required to review and revise various policies and procedures, including those associated with credit concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit. The Bank is continuing to work with the OCC to ensure the policies and procedures are both appropriate and fully implemented.
Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of September 30, 2012, the ninth financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 8.3 percent and the Tier 1 capital to adjusted total assets was 3.8 percent. The Bank has notified the OCC of its non-compliance with the requirements of the Order.
During the third quarter of 2010, the OCC requested additional information and clarifications to the Bank's submitted strategic and capital plans as well as the management assessments. Subsequent to the resignation of the CEO in April 2011, the Bank requested an extension on the submission date for the strategic and capital plans until a new CEO was appointed and had sufficient time to modify the strategic plan. A revised five-year strategic plan has been submitted and is currently being reviewed by the OCC.
Effective with the Order, the Bank has been restricted from paying interest on deposits that is more than 0.75% above the rate applicable to the applicable market of the Bank as determined by the Federal Deposit Insurance Corporation (FDIC). Additionally, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.
The Bank is currently deemed not in compliance with some provisions of the Order, including the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. Management believes the successful execution of the strategic initiatives discussed below will ultimately result in full compliance with the Order and position the Bank for long-term growth and a return to profitability.
On April 29, 2010, the Company filed a Current Report on Form 8-K describing the Order. A copy of the Order is filed as Exhibit 10.1 to such Form 8-K. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Order.
As of September 30, 2012, the Bank's Tier I leverage ratio fell below the minimum level for an "adequately capitalized" bank of 4%. Accordingly, the Bank is currently operating under additional Prompt Corrective Actions, as described below.
Prompt Corrective Action
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
The Bank had been deemed "adequately capitalized" for regulatory purposes since issuance of the Order in April 2010. As of October 30, 2012, based on the Bank's September 30, 2012 Report of Condition and Income, the Bank was deemed "undercapitalized" for regulatory purposes.
As a bank's capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

A “well capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

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
An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a formal agreement or another formal supervisory sanction. An undercapitalized bank is not only subject to the requirements placed on adequately capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

•	prohibit the acceptance of employee benefit plan deposits;

•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business;

•	prohibit any material changes in accounting methods; and

•	other operating restrictions at the discretion of the bank's primary federal regulator.
The above requirements are generally consistent with the requirements under the Consent Order, with the primary exception of asset growth restriction. The Company has evaluated and determined that scheduled maturities of brokered deposits in the fourth quarter of 2012, as well as a maturing commercial repurchase agreement, will allow the Company to continue to seek growth in loans and customer deposits.
Going Concern Considerations
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this Note create substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern. Management believes the successful execution of the strategic initiatives discussed below should provide sufficient capital to alleviate any substantial doubt about the Company's ability to continue as a going concern.
The Company has experienced significant net operating losses for the three and nine months ended September 30, 2012 and years ended December 31, 2011, 2010, and 2009, substantially resulting from declining net interest margins and elevated levels of provision for loan losses. Losses on other real estate owned have also significantly impacted operating results of the company. Each of these financial trends was impacted by significant levels of nonperforming assets and related deterioration in the economy. As of September 30, 2012, the Bank's Tier 1 leverage ratio fell below 4%, which is the threshold for adequate capitalization, and thus triggering additional prompt corrective action restrictions, as described above.
The Company's ability to continue as a going concern is largely dependent on the ability of management to effectuate the strategic initiatives described below.

Management's Plans

The Company’s strategic initiatives address the actions necessary to restore profitability and achieve full compliance with all regulatory agreements, including, but not limited to, restoring capital to the prescribed regulatory levels of the Order. Management is pursuing various options to restore the Company’s capital to a satisfactory level, including, but not limited to, a private placement of common stock. Since December 2011, the Company has been in preliminary discussions with multiple potential investors. Currently, the Company has received non-binding indications with potential investors for a recapitalization that would provide sufficient capital to gain compliance with the capital requirements of the Order while ensuring the recapitalization transaction would not trigger an ownership change under applicable tax regulations. The Company can give no assurances as to the terms on which any such transaction may take place, if at all.

During 2011 and through the first quarter of 2012, the Company underwent significant change within the Board of Directors and executive management. The changes were predicated on strengthening and deepening the Company’s leadership in order to successfully execute a strategic and capital plan to return the Company to profitable operations, satisfy the requirements of the regulatory actions detailed above, and lower the level of problem assets to an acceptable level.

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

The Bank has successfully maintained elevated liquidity and has chosen to do so primarily by maintaining excess cash at the Federal Reserve. The Company’s cash position as of September 30, 2012 was $211.8 million compared to $258.2 million and $276.8 million at December 31, 2011 and September 30, 2011, respectively.

The Company's contemplated recapitalization would enable the full implementation of the Company's strategic plan and should enable the Company to restore profitability and achieve full compliance with all regulatory agreements, including, but not limited to, restoring capital to the prescribed regulatory levels of the Order. The Company’s strategic plan includes maintaining adequate liquidity, reducing nonperforming assets, and appropriately increasing the Company’s capital ratios.
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

The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

September 30, 2012	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	6.8%	7.0%
Total capital to risk adjusted assets	13.0%	8.0%	8.1%	8.3%
Leverage ratio	9.0%	4.0%	3.7%	3.8%

December 31, 2011
Tier 1 capital to risk adjusted assets	n/a	4.0%	9.7%	9.7%
Total capital to risk adjusted assets	13.0%	8.0%	11.0%	10.9%
Leverage ratio	9.0%	4.0%	5.7%	5.6%

September 30, 2011
Tier 1 capital to risk adjusted assets	n/a	4.0%	10.8%	10.6%
Total capital to risk adjusted assets	13.0%	8.0%	12.0%	11.9%
Leverage ratio	9.0%	4.0%	6.5%	6.4%
_____________
1 FSGBank was required to achieve and maintain these capital ratios within 120 days from April 28, 2010.

NOTE 3 –SHARE-BASED COMPENSATION
As of September 30, 2012, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the 2012 LTIP), the 2002 Long-Term Incentive Plan (the 2002 LTIP) and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
The 2012 LTIP was approved by the shareholders of the Company at the 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock (Awards). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. The number of shares available under the 2012 LTIP is 159,000.
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
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Stock option compensation expense	$1	$5	$3	$15
Stock option compensation expense, net of tax [1]	$1	$3	$2	$10
__________________
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.

During the nine months ended September 30, 2012 and 2011, no options were exercised.
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
The fair value of options granted was determined using the following weighted-average assumptions as of the grant date. No options were granted during the nine months ended September 30, 2011.

As of
September 30,
2012
Risk‑free interest rate	1.27%
Expected term, in years	6.5
Expected stock price volatility	67.89%
Dividend yield	—%
The following table represents stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	48,205	$82.58
Granted	83,000	$3.03
Exercised	—
Forfeited	2,119
Outstanding, September 30, 2012	123,560	$31.49	7.28	$1,800
Exercisable, September 30, 2012	45,056	$83.83	2.83	—	[1]
__________________
1 As of September 30, 2012, the exercise price of all exercisable options exceeded the closing price of the Company's common stock of $2.25, resulting in no intrinsic value.
As of September 30, 2012, shares available for future option grants to employees and directors under existing plans were zero, zero, and 159,000 for the 1999 LTIP, 2002 LTIP, and 2012 LTIP, respectively.
As of September 30, 2012, there was $146 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.56 years.
Restricted Stock

The Plans described above allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse. The share-based expense for these awards was determined based on the market price of the Company’s stock at the grant date applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.

As of September 30, 2012, unearned share-based compensation associated with these awards totaled $278 thousand. The Company recognized $29 thousand and $82 thousand for the three and nine months ended September 30, 2012, respectively, and less than $1 thousand of compensation expense, net of forfeitures, in the three and nine months ended September 30, 2011, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 2.26 years.
The following table represents restricted stock activity for the period ended September 30, 2012:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2012	41,940	[1]	$1.83
Granted	88,000	[2]
Vested	(39)
Forfeited	(120)
Nonvested, September 30, 2012	129,781	[3]	$2.84
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

NOTE 4 – LOSS PER SHARE
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net loss	$(8,889)	$(6,481)	$(21,992)	$(14,534)
Preferred stock dividends	413	412	1,238	1,238
Accretion of preferred stock discount	108	102	318	300
Net loss allocated to common shareholders	$(9,410)	$(6,995)	$(23,548)	$(16,072)
Denominator:
Weighted average common shares outstanding including participating securities	1,753	1,591	1,731	1,587
Less: Participating securities	127	—	112	—
Weighted average basic common shares outstanding	1,626	1,591	1,619	1,587
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—	—	—
Weighted average diluted common shares outstanding	1,626	1,591	1,619	1,587
Net loss per share:
Basic	$(5.79)	$(4.40)	$(14.54)	$(10.13)
Diluted	$(5.79)	$(4.40)	$(14.54)	$(10.13)

Due to the net loss allocated to common shareholders for all periods shown, all stock options, stock warrants, and restricted stock grants are considered anti-dilutive and are not included in the computation of diluted earnings per share. As of September 30, 2012 and September 30, 2011 a total of 327 thousand and 145 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive, respectively.

NOTE 5 – SECURITIES AVAILABLE-FOR-SALE
Investment Securities by Type
The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012
Debt securities—
Federal agencies	$32,286	$163	$2	$32,447
Mortgage-backed—residential	190,702	4,130	167	194,665
Municipals	29,057	1,158	106	30,109
Other	61	—	19	42
Total	$252,106	$5,451	$294	$257,263

December 31, 2011
Debt securities—
Federal agencies	$23,984	$251	$—	$24,235
Mortgage-backed—residential	134,210	2,817	129	136,898
Municipals	30,453	1,419	—	31,872
Other	127	—	91	36
Total	$188,774	$4,487	$220	$193,041

September 30, 2011
Debt securities—
Federal agencies	$21,987	$311	$—	$22,298
Mortgage-backed—residential	100,056	3,206	15	103,247
Municipals	31,752	1,455	—	33,207
Other	127	—	91	36
Total	$153,922	$4,972	$106	$158,788

During the three months ended September 30, 2012, the Company sold 21 municipal securities and one mortgage-backed security resulting in proceeds of $6.7 million and gross gains of $143 thousand. During the nine months ended September 30, 2012, the Company sold 22 municipal securities and one mortgage-backed security for $7.0 million, generating a gross gain of $144 thousand.
There were no sales of securities for the three and nine months ended September 30, 2011.
At September 30, 2012, December 31, 2011 and September 30, 2011, securities with a carrying value of $28.7 million, $22.4 million and $21.3 million, respectively, were pledged to secure public deposits. At September 30, 2012, December 31, 2011 and September 30, 2011, the carrying amount of securities pledged to secure repurchase agreements was $18.6 million, $26.6 million and $18.4 million, respectively. At September 30, 2012, December 31, 2011 and September 30, 2011, securities of $6.6 million, $5.7 million and $6.0 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At September 30, 2012, December 31, 2011, and September 30, 2011 the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $10.8 million, $10.1 million and $10.2 million, respectively. At September 30, 2012, pledged and unpledged securities totaled $64.6 million and $192.6 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2012.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$484	$485
Over 1 year through 5 years	17,900	18,493
5 years to 10 years	37,372	37,844
Over 10 years	5,648	5,776
	61,404	62,598
Mortgage-backed residential securities	190,702	194,665
Total	$252,106	$257,263
Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012, December 31, 2011 and September 30, 2011.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2012
Federal agencies	$998	$2	$—	$—	$998	$2
Mortgage-backed—residential	29,165	167	—	—	29,165	167
Municipals	5,796	106	—	—	5,796	106
Other	—	—	42	19	42	19
Totals	$35,959	$275	$42	$19	$36,001	$294
December 31, 2011
Mortgage-backed—residential	$26,780	$129	$—	$—	$26,780	$129
Other	—	—	36	91	36	91
Totals	$26,780	$129	$36	$91	$26,816	$220
September 30, 2011
Federal agencies	$9,482	$15	$—	$—	$9,482	$15
Other	—	—	36	91	36	91
Totals	$9,482	$15	$36	$91	$9,518	$106

As of September 30, 2012, the Company performed an impairment assessment of the securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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
As of September 30, 2012, gross unrealized losses in the Company’s portfolio totaled $294 thousand, compared to $220 thousand as of December 31, 2011 and $106 thousand as of September 30, 2011. As of September 30, 2012, the unrealized losses in mortgage-backed securities (consisting of ten securities), municipals (consisting of seventeen securities) and federal agencies (consisting of one security) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized loss in other securities relates to one pooled trust preferred security. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at September 30, 2012 are considered temporary.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans, including loans held for sale, by type are summarized in the following table. Loans held for sale are included in the residential and commercial real estate categories.

	September 30, 2012	December 31, 2011	September 30, 2011
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$204,423	$217,597	$221,886
Commercial	232,470	195,062	200,228
Construction	37,744	53,807	54,793
Multi-family and farmland	24,075	31,668	32,914
	498,712	498,134	509,821
Commercial loans	58,045	59,623	64,864
Consumer installment loans	14,757	20,011	22,632
Leases, net of unearned income	771	2,920	3,425
Other	4,937	3,809	3,682
Total loans	577,222	584,497	604,424
Allowance for loan and lease losses	(17,490)	(19,600)	(18,750)
Net loans	$559,732	$564,897	$585,674

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
The following table presents an analysis of the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2012 and September 30, 2011. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $18 thousand for both the three and nine months ended September 30, 2012 and September 30, 2011, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $252 thousand, $253 thousand and $247 thousand at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Allowance for Loan and Lease Losses
For the Three Months Ended September 30, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, June 30, 2012	$6,064	$5,137	$1,668	$1,592	$4,633	$359	$125	$22	$19,600
Charge-offs	(644)	(2,801)	(2,334)	(13)	(2,388)	(166)	(1)	—	(8,347)
Recoveries	53	8	467	3	109	385	668	1	1,694
Provision	1,321	2,319	1,256	58	473	(181)	(705)	2	4,543
Ending balance, September 30, 2012	$6,794	$4,663	$1,057	$1,640	$2,827	$397	$87	$25	$17,490

Allowance for Loan and Lease Losses
For the Nine Months Ended September 30, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600
Charge-offs	(2,532)	(3,930)	(5,246)	(28)	(2,659)	(304)	(864)	(3)	(15,566)
Recoveries	145	116	991	9	340	479	877	7	2,964
Provision	2,813	2,250	3,827	931	1,497	(183)	(644)	1	10,492
Ending balance, September 30, 2012	$6,794	$4,663	$1,057	$1,640	$2,827	$397	$87	$25	$17,490

Allowance for Loan and Lease Losses
For the Three Months Ended September 30, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Beginning balance, June 30, 2011	$6,875	$5,708	$4,089	$541	$3,929	$517	$816	$10	$—	$22,485
Charge-offs	(924)	(2,706)	(3,631)	(82)	(899)	(92)	(10)	—	—	(8,344)
Recoveries	177	15	260	1	126	68	80	—	—	727
Provision	37	2,354	197	242	994	53	(32)	7	30	3,882
Ending balance, September 30, 2011	$6,165	$5,371	$915	$702	$4,150	$546	$854	$17	$30	$18,750

Allowance for Loan and Lease Losses
For the Nine Months Ended September 30, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$—	$24,000
Charge-offs	(1,451)	(5,780)	(5,062)	(82)	(2,336)	(275)	(929)	—	—	(15,915)
Recoveries	358	215	565	383	526	753	470	4	—	3,274
Provision	(88)	5,386	2,507	(360)	268	(745)	396	(3)	30	7,391
Ending balance, September 30, 2011	$6,165	$5,371	$915	$702	$4,150	$546	$854	$17	$30	$18,750

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of September 30, 2012.
As of September 30, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$4,214	$82	$9,183	$16	$4,091	$—	$805	$—	$18,293	$98
Collectively evaluated	200,209	6,712	223,287	4,647	33,653	1,057	23,270	1,640	480,419	14,056
Total evaluated	$204,423	$6,794	$232,470	$4,663	$37,744	$1,057	$24,075	$1,640	$498,712	$14,154

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,297	$—	$—	$—	$422	$—	$—	$—	$20,012	$98
Collectively evaluated	56,748	2,827	14,757	397	349	87	4,937	25	557,210	17,392
Total evaluated	$58,045	$2,827	$14,757	$397	$771	$87	$4,937	$25	$577,222	$17,490

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2011.
As of December 31, 2011

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$4,109	$33	$10,904	$474	$13,377	$324	$1,471	$—	$29,861	$831
Collectively evaluated	213,488	6,335	184,158	5,753	40,430	1,161	30,197	728	468,273	13,977
Total evaluated	$217,597	$6,368	$195,062	$6,227	$53,807	$1,485	$31,668	$728	$498,134	$14,808

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,064	$150	$—	$—	$1,564	$495	$—	$—	$33,489	$1,476
Collectively evaluated	57,559	3,499	20,011	405	1,356	223	3,809	20	551,008	18,124
Total evaluated	$59,623	$3,649	$20,011	$405	$2,920	$718	$3,809	$20	$584,497	$19,600

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
For the allowance analysis, the Company’s primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans. The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2012:
As of September 30, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$173,821	$7,355	$19,033	$4,214	$204,423
Real estate: Commercial	205,863	3,319	14,105	9,183	232,470
Real estate: Construction	30,750	108	2,795	4,091	37,744
Real estate: Multi-family and farmland	14,233	2,180	6,857	805	24,075
Commercial	43,690	857	12,201	1,297	58,045
Consumer	14,136	80	541	—	14,757
Leases	—	196	153	422	771
Other	4,828	—	109	—	4,937
Total Loans	$487,321	$14,095	$55,794	$20,012	$577,222

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2011:
As of December 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$185,464	$6,383	$21,641	$4,109	$217,597
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809
Total Loans	$459,283	$29,551	$62,174	$33,489	$584,497

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2011:

As of September 30, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$189,766	$7,648	$19,730	$4,742	$221,886
Real estate: Commercial	156,152	13,849	16,674	13,553	200,228
Real estate: Construction	33,866	2,901	2,329	15,697	54,793
Real estate: Multi-family and farmland	26,256	2,954	1,875	1,829	32,914
Commercial	40,833	3,984	16,999	3,048	64,864
Consumer	22,086	89	207	250	22,632
Leases	—	1,611	825	989	3,425
Other	3,605	19	58	—	3,682
Total Loans	$472,564	$33,055	$58,697	$40,108	$604,424
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $20.0 million, $33.5 million and $40.1 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the three and nine month periods ended September 30, 2012 and 2011.
The following table presents additional information on the Company’s impaired loans as of September 30, 2012, December 31, 2011 and September 30, 2011:

	As of September 30, 2012				As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$3,910	$4,355	$—	$3,529	$3,510	$3,665	$—
Real estate: Commercial	8,699	14,167	—	10,639	9,512	15,555	—
Real estate: Construction	4,091	9,761	—	9,383	12,623	15,757	—
Real estate: Multi-family and farmland	805	909	—	859	1,471	1,471	—
Commercial	1,297	2,523	—	1,975	1,354	1,354	—
Consumer	—	—	—	418	—	—	—
Leases	422	422	—	616	574	574	—
Total	$19,224	$32,137	$—	$27,419	$29,044	$38,376	$—
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$304	$332	$82	$359	$599	$599	$33
Real estate: Commercial	484	484	16	381	1,392	1,392	474
Real estate: Construction	—	—	—	1,945	755	755	324
Real estate: Multi-family and farmland	—	—	—	89	—	—	—
Commercial	—	—	—	1,330	710	710	150
Consumer	—	—	—	—	—	—	—
Leases	—	—	—	135	989	989	495
Total	788	816	98	4,239	4,445	4,445	1,476
Total impaired loans	$20,012	$32,953	$98	$31,658	$33,489	$42,821	$1,476

	As of September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$3,748	$3,933	$—	$2,701
Real estate: Commercial	12,369	17,733	—	12,904
Real estate: Construction	12,406	15,357	—	13,432
Real estate: Multi-family and farmland	1,829	2,417	—	1,486
Commercial	3,048	4,965	—	3,076
Consumer	250	250	—	962
Leases	989	989	—	1,039
Other	—	—	—	—
Total	$34,639	$45,644	$—	$35,600
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$994	$1,024	$—	$502
Real estate: Commercial	1,184	1,661	41	592
Real estate: Construction	3,291	5,400	489	4,739
Real estate: Multi-family and farmland	—	—	—	—
Commercial	—	—	—	464
Consumer	—	—	—	—
Leases	—	—	—	—
Total	5,469	8,085	530	6,297
Total impaired loans	$40,108	$53,729	$530	$41,897

Nonaccrual loans were $32.3 million, $46.9 million and $48.6 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The following table provides nonaccrual loans by type:

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2011
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$10,269	$10,877	$9,941
Real estate: Commercial	11,513	13,288	14,775
Real estate: Construction	5,579	14,683	16,074
Real estate: Multi-family and farmland	1,314	2,272	1,929
Commercial	2,654	3,087	3,718
Consumer and other	429	456	391
Leases	496	2,244	1,814
Total Loans	$32,254	$46,907	$48,642

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.
As of September 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,462	$8,356	$11,818	$192,605	$204,423	$1,592
Real estate: Commercial	4,451	9,321	13,772	218,698	232,470	577
Real estate: Construction	49	5,584	5,633	32,111	37,744	182
Real estate: Multi-family and farmland	1,266	798	2,064	22,011	24,075	187
Subtotal of real estate secured loans	9,228	24,059	33,287	465,425	498,712	2,538
Commercial	962	2,644	3,606	54,439	58,045	34
Consumer	28	294	322	14,435	14,757	—
Leases	87	481	568	203	771	—
Other	—	—	—	4,937	4,937	—
Total Loans	$10,305	$27,478	$37,783	$539,439	$577,222	$2,572

As of December 31, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$4,857	$6,232	$11,089	$206,508	$217,597	$232
Real estate: Commercial	4,652	9,587	14,239	180,823	195,062	370
Real estate: Construction	2,262	10,393	12,655	41,152	53,807	70
Real estate: Multi-family and farmland	583	2,922	3,505	28,163	31,668	1,416
Subtotal of real estate secured loans	12,354	29,134	41,488	456,646	498,134	2,088
Commercial	690	3,454	4,144	55,479	59,623	620
Consumer	70	370	440	19,571	20,011	42
Leases	150	1,674	1,824	1,096	2,920	4
Other	5	68	73	3,736	3,809	68
Total Loans	$13,269	$34,700	$47,969	$536,528	$584,497	$2,822

As of September 30, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,843	$6,133	$9,976	$211,910	$221,886	$140
Real estate: Commercial	4,994	11,845	16,839	183,389	200,228	855
Real estate: Construction	1,166	13,055	14,221	40,572	54,793	259
Real estate: Multi-family and farmland	221	1,830	2,051	30,863	32,914	—
Subtotal of real estate secured loans	10,224	32,863	43,087	466,734	509,821	1,254
Commercial	3,114	3,933	7,047	57,817	64,864	373
Consumer	209	312	521	22,111	22,632	42
Leases	592	1,814	2,406	1,019	3,425	—
Other	—	14	14	3,668	3,682	14
Total Loans	$14,139	$38,936	$53,075	$551,349	$604,424	$1,683

As of September 30, 2012, the Company had two loans, not on non-accrual, that were considered troubled debt restructurings. One commercial loan of $723 thousand was restructured to an extended term to assist the borrower by reducing the monthly payments. One residential loan of $224 thousand was restructured with a lower interest rate and payments. As of September 30, 2012, these loans are performing under the modified terms.
The Company had $1.8 million and $6.9 million in troubled debt restructurings outstanding as of September 30, 2012 and 2011, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and no specific reserves as of September 30, 2011. The Company has not committed to lend additional amounts as of September 30, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed two modifications totaling $227 thousand that would qualify as troubled debt restructurings during the three months and the nine months ended September 30, 2012.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2012:

	As of September 30, 2012
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
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in zero and $828 thousand in charge offs during the three and nine months ended September 30, 2012.

NOTE 7 – SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Other noninterest income—	(in thousands)
Point-of-service fees	339	343	1,033	1,007
Bank-owned life insurance income	352	247	778	765
Trust fees	122	181	392	596
Gain on sale of assets	497	5	798	60
All other items	267	368	966	1,175
Total other noninterest income	$1,577	$1,144	$3,967	$3,603
Other noninterest expense—
Professional fees	$796	$552	$2,641	$2,646
FDIC insurance	750	1,017	2,077	3,090
Data processing	728	327	1,571	1,285
Write-downs on other real estate owned and repossessions	1,314	1,538	4,500	4,139
Losses on other real estate owned, repossessions and fixed assets	120	407	749	1,047
OREO and repossession holding costs	503	585	1,516	1,449
Communications	129	137	375	419
ATM/Debit Card fees	138	185	376	459
Insurance	426	307	1,038	943
OCC Assessments	127	129	377	398
Intangible asset amortization	93	118	305	353
All other items	932	600	2,512	2,223
Total other noninterest expense	$6,056	$5,902	$18,037	$18,451

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2012, December 31, 2011, and September 30, 2011 was as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Commitments to extend credit	$102,152	$108,335	$103,108
Standby letters of credit	$4,867	$7,983	$8,103

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

NOTE 9 – SHAREHOLDERS’ EQUITY
Common Stock
On September 13, 2011, shareholders at the Company’s annual meeting approved a proposal to amend the Company’s Articles of Incorporation that effected a one-for-ten (1-for-10) reverse stock split of the Company’s common stock. The reverse stock split was effective at the opening of business on September 19, 2011. Any fractional shares resulting from the reverse stock split were eliminated by rounding up to the next whole share. The Company issued 495 additional common shares as a result of eliminating fractional shares. The number of authorized shares of common stock following the reverse stock split remained at 150,000,000 shares. All prior periods have been restated to give retroactive effect to the one-for-ten reverse stock split that took effect on September 19, 2011.
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

The Company recognized $413 thousand and $1.2 million in dividends for the Series A Preferred Stock for the three and nine months ended September 30, 2012, respectively, and recognized $412 thousand and $1.2 million in dividends for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, aggregate unpaid, accrued dividends on the Series A Preferred Stock are $4.7 million which is included in other liabilities in the Company’s consolidated balance sheet. For the nine months ended September 30, 2012 and 2011, the Company recognized $318 thousand and $300 thousand, respectively, in discount accretion on the Series A Preferred Stock.
ESOP Activity
On September 30, 2012, the Company released shares from the Employee Stock Ownership Plan (the ESOP) for the matching contribution of 100% of the employee’s contribution up to 1% of the employee’s compensation for the Plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in the following table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense
	(in thousands)
Shares as of December 31, 2011	31	—	89
Shares allocated during 2012	(24)	—	24	$69
Shares as of September 30, 2012	7	—	113

NOTE 10 – INCOME TAXES
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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company evaluates the valuation allowance quarterly. Positive evidence includes the existence of taxes paid in available carryback years. Negative evidence includes a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of September 30, 2012, the valuation allowance totals $44.3 million resulting in a net deferred tax asset of zero.
On October 24, 2012, the Board of Directors of the Company authorized the adoption by the Company of a Tax Benefits Preservation Plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock, payable to holders of record as of the close of business on November 12, 2012. The purpose of the Plan is to help preserve the value of the Company's deferred tax assets, such as its net operating losses, for U.S. federal income tax purposes. For additional information regarding the Plan, see Note 15, Subsequent Events.
For the three and nine months ended September 30, 2012, the Company recognized an income tax provision of $108 thousand and an income tax benefit of $402 thousand, respectively. For the three and nine months ended September 30, 2011, the Company recognized an income tax benefit of $54 thousand and an income tax provision of $32 thousand, respectively. The following reconciles the income tax provision to statutory rates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Federal taxes at statutory tax rate	$(2,985)	$(2,222)	$(7,614)	$(4,931)
Tax exempt earnings on loans and securities	(77)	(107)	(265)	(329)
Tax exempt earnings on bank owned life insurance	(120)	(84)	(265)	(260)
Low-income housing tax credits	(91)	(97)	(272)	(292)
Other, net	68	60	124	98
State tax provision, net of federal effect	(366)	(320)	(937)	(669)
Change in reserve for uncertain tax positions	—	—	(727)	—
Changes in the deferred tax asset valuation allowance	3,679	2,716	9,554	6,415
Income tax provision (benefit)	$108	$(54)	$(402)	$32

The increases in the deferred tax valuation allowance offset the income tax benefits recognized for the three and nine months ended September 30, 2012. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.
The Company evaluated its material tax positions as of September 30, 2012. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.
On April 30, 2012, the Company entered into a compromise and settlement of its uncertain tax position for tax years through December 31, 2011. The settlement provided for payment by the Company of approximately $273 thousand on its $1.0 million uncertain tax position. The settlement resulted in a recovery of approximately $727 thousand, recorded as a tax benefit during the second quarter of 2012.
The roll-forward of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2012	$1,480
Decreases related to prior year tax positions	(1,480)
Increases related to current year tax positions	98
Lapse of statute	—
Balance at September 30, 2012	$98

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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$32,447	$—	$32,447
Mortgage-backed—residential	—	194,665	—	194,665
Municipals	—	29,523	586	30,109
Other	—	—	42	42
Total securities available-for-sale	$—	$256,635	$628	$257,263
Loans held for sale	$—	$3,857	$—	$3,857
Financial liabilities
Forward loan sales contracts	$—	$139	$—	$139

	Fair Value Measurements at
	December 31, 2011 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$24,235	$—	$24,235
Mortgage-backed—residential	—	136,898	—	136,898
Municipals	—	30,533	1,339	31,872
Other	—	—	36	36
Total securities available-for-sale	$—	$191,666	$1,375	$193,041
Loans held for sale	$—	$2,233	$—	$2,233
Financial liabilities
Forward loan sales contracts	$—	$21	$—	$21

	Fair Value Measurements at
	September 30, 2011 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$22,298	$—	$22,298
Mortgage-backed—residential	—	103,247	—	103,247
Municipals	—	32,957	250	33,207
Other	—	—	36	36
Total securities available-for-sale	$—	$158,502	$286	$158,788
Loans held for sale	$—	$2,284	$—	$2,284
Forward loan sales contracts	$—	$22	$—	$22
Financial liabilities
None

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of September 30, 2012.

	Balance as of December 31, 2011	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of September 30, 2012
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	$1,339	$(18)	$(735)	$—	$586
Other	36	33	(27)	—	42

At September 30, 2012, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.
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
The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the nine months ended September 30, 2012.

	Carrying Value as of September 30, 2012	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2012
	(in thousands)
Other real estate owned –
Construction/development loans	$5,644	$—	$—	$5,644	$(1,374)
Residential real estate loans	2,104	—	—	2,104	(266)
Multi-family and farmland	972	—	—	972	(131)
Commercial real estate loans	4,539	—	—	4,539	(1,124)
Other real estate owned	13,259	—	—	13,259	(2,895)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	3,496	—	—	3,496	(74)
Real Estate: Commercial	8,109	—	—	8,109	(16)
Real Estate: Construction	2,774	—	—	2,774	—
Real Estate: Multi-family and farmland	339	—	—	339	—
Commercial	2,829	—	—	2,829	—
Collateral-dependent loans	17,547	—	—	17,547	(90)
Totals	$30,806	$—	$—	$30,806	$(2,985)

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

	Carrying Value as of September 30, 2011	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2011
	(in thousands)
Other real estate owned -
Construction/development loans	$11,443	$—	$—	$11,443	$(4,056)
Residential real estate loans	6,887	—	—	6,887	(1,999)
Commercial real estate loans	3,523	—	—	3,523	(2,325)
Other real estate owned	21,853	—	—	21,853	(8,380)

Collateral-dependent loans -
Real Estate: Residential 1-4 family	1,915	—	—	1,915	—
Real Estate: Commercial	3,366	—	—	3,366	—
Real Estate: Construction	9,344	—	—	9,344	—
Real Estate: Multi-family and farmland	1,111	—	—	1,111	(9)
Commercial	1,416	—	—	1,416	(489)
Collateral-dependent loans	17,152	—	—	17,152	(498)
Totals	$39,005	$—	$—	$39,005	$(8,878)
For the nine month period ended September 30, 2012, the Company established or increased its valuation allowance on $13.3 million of other real estate owned. The Company recorded write-downs on other real estate of $1.3 million and $4.5 million during the three and nine months ended September 30, 2012, respectively, and $1.5 million and $4.1 million during the three and nine months ended September 30, 2011, respectively. For collateral-dependent loans, $4.9 million of provision for loan loss was recorded to establish or increase its valuation allowance during the nine months ended September 30, 2012 as compared to $7.2 million for the same period in the prior year. The Company charged off collateral-dependent loans of $5.0 million and $8.2 million for the three and nine months ended September 30, 2012, respectively. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.

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
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property range from (85.0)% to 131.8% with a weighted average adjustment of 4.62%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provide a range of capitalization rates between 8.5% to 18.0% with a weighted average of 10.63%. The Company's current third-party appraisals provide a range of adjustments to net operating income expectations of (60.0)%% to 100.0% with a weighted average of 18.75%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17% as of September 30, 2012.
The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at September 30, 2012.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$8,109	Sales comparison approach	Adjustment for differences between the comparable sales	(34.4)%	60.0%	2.8%
		Income Approach	Adjustment for differences in net operating income expectations	(10.0)%	100.0%	24.0%
			Capitalization rate	9.0%	14.8%	10.3%
Impaired Loans - Residential	3,496	Sales Approach	Adjustment for differences between the comparable sales	(27.5)%	42.4%	2.9%
		Income Approach	Adjustment for differences in net operating income expectations	6.0%	6.0%	6.0%
			Capitalization rate	10.0%	10.0%	10.0%
Impaired Loans - Construction	2,774	Sales comparison approach	Adjustment for differences between the comparable sales	(33.1)%	36.6%	4.6%
		Income Approach	Adjustment for differences in net operating income expectations	(44.0)%	22.0%	(9.0)%
		Development Loans	Absorption Rate	3.0%	33.3%	20.8%
		Development Loans	Discount Rate	18.0%	24.0%	22.3%
			Capitalization rate	12.0%	12.0%	12.0%
OREO-Residential	2,104	Sales comparison approach	Adjustment for differences between the comparable sales	(41.6)%	58.4%	9.0%
OREO-Commercial	4,539	Sales comparison approach	Adjustment for differences between the comparable sales	(85.0)%	129.1%	(5.5)%
		Income Approach	Adjustment for differences in net operating income expectations	(60.0)%	100.0%	30.2%
			Capitalization rate	8.5%	18.0%	7.4%
OREO-Construction	5,644	Sales comparison approach	Adjustment for differences between the comparable sales	(79.0)%	131.8%	16.3%
		Income Approach	Adjustment for differences in net operating income expectations	5.0%	10.0%	5.7%
			Capitalization rate	12.0%	12.0%	12.0%
OREO- Multifamily and Farmland	972	Sales comparison approach	Adjustment for differences between the comparable sales	(10.8)%	20.8%	1.0%
		Income Approach	Adjustment for differences in net operating income expectations	8.0%	11.6%	8.5%
			Capitalization rate	10.0%	10.7%	10.1%

The following table presents the estimated fair values of the Company’s financial instruments at September 30, 2012, December 31, 2011 and September 30, 2011.

		Fair Value Measurements at
		September 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,204	$10,204	$—	$—	$10,204
Interest bearing deposits in banks	201,631	201,631	—	—	201,631
Securities available-for-sale	257,263	—	256,635	628	257,263
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,856	N/A	N/A	N/A	N/A
Loans held for sale	3,857	—	3,857	—	3,857
Loans, net	555,875	—	—	564,930	564,930
Accrued interest receivable	3,202	—	1,014	2,188	3,202
Financial liabilities
Deposits	1,044,131	413,536	636,160	—	1,049,696
Federal funds purchased and securities sold under agreements to repurchase	14,691	14,691	—	—	14,691
Accrued interest payable	1,758	84	1,674	—	1,758

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$8,884	$8,884	$—	$—	$8,884
Interest bearing deposits in banks	249,297	249,297	—	—	249,297
Securities available-for-sale	193,041	—	191,666	1,375	193,041
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,310	N/A	N/A	N/A	N/A
Loans held for sale	2,233	—	2,233	—	2,233
Loans, net	562,664	—	—	571,125	571,125
Accrued interest receivable	2,798	—	821	1,977	2,798
Financial liabilities
Deposits	1,019,422	372,710	649,021	—	1,021,731
Federal funds purchased and securities sold under agreements to repurchase	14,520	14,520	—	—	14,520
Other borrowings	58	58	—	—	58
Accrued interest payable	1,906	62	1,844	—	1,906

		Fair Value Measurements at
		September 30, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$9,595	$9,595	$—	$—	$9,595
Interest bearing deposits in banks	267,184	267,184	—	—	267,184
Securities available-for-sale	158,788	—	158,502	286	158,788
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,726	N/A	N/A	N/A	N/A
Loans held for sale	2,284	—	2,284	—	2,284
Loans, net	583,390	—	—	594,336	594,336
Accrued interest receivable	2,891	—	827	2,064	2,891
Financial liabilities
Deposits	1,019,010	373,390	645,290	—	1,018,680
Federal funds purchased and securities sold under agreements to repurchase	15,054	15,054	—	—	15,054
Other borrowings	63	63	—	—	63
Accrued interest payable	1,713	60	1,653	—	1,713

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
The Company records all newly-originated loans held for sale under the fair value option. Origination fees and costs are recognized in earnings at the time of origination. The servicing value is included in the fair value of the loan and recognized at origination of the loan. The Company uses derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage banking income.
As of September 30, 2012, December 31, 2011 and September 30, 2011, there were $3.9 million, $2.2 million and $2.3 million in loans held for sale recorded at fair value, respectively. For the three and nine months ended September 30, 2012, approximately $249 thousand and $718 thousand, respectively, in mortgage banking income was recognized. For the three and nine months ended September 30, 2011, approximately $169 thousand and $470 thousand, respectively, in mortgage banking income was recognized.
For the nine months ended September 30, 2012, the Company recognized a gain of $219 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the nine months ended September 30, 2011, the Company recognized a loss of $186 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in mortgage banking income, and reduced income by $181 thousand for the nine months ended September 30, 2012. The changes in the fair value of the hedges provided $248 thousand of income for the nine months ended September 30, 2011.
The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$3,857	$3,719	$139

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of September 30, 2012, the Company has not entered into a transaction in a dealer capacity.
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
On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had market values of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining lives of the originally hedged items. The Company recognized $410 thousand and $1.3 million, respectively, for the three and nine months ended September 30, 2012, and $442 thousand and $1.4 million, respectively, for the three and nine months ended September 30, 2011. As of September 30, 2012, the remaining unaccreted gain totals $49 thousand and will be accreted during the quarter ending December 31, 2012.

The following table presents the cash flow hedges as of September 30, 2012.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,747	$—	$(59)	$87	Various
	$2,747	$—	$(59)	$87
Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	—	—	$16	October 11, 2012
Interest rate swap	25,000	—	—	16	October 11, 2012
	$50,000	$—	$—	$32
__________________

1.
The $32 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2012, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of September 30, 2012.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$2,747	Other assets	N/A	Other liabilities	$139	Noninterest income – other	$(38)
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,857	N/A	N/A	Noninterest income – other	N/A

For the three and nine months ended September 30, 2012, no significant amounts were recognized for hedge ineffectiveness.

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

NOTE 15 – SUBSEQUENT EVENTS

Tax Benefits Preservation Plan
On October 24, 2012, the Board of Directors (the “Board”) of the Company authorized the adoption by the Company of a Tax Benefits Preservation Plan (the “Plan”) and declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) for each outstanding share of the Company's common stock, par value $0.01 per share (the “Common Stock”), payable to holders of record as of the close of business on November 12, 2012 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series B Participating Preferred Stock, no par value, of the Company (the “Preferred Stock”), at a purchase price equal to $20.00 per one one-thousandth of a share, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are set forth in the Plan, dated October 30, 2012, as the same may be amended from time to time, between the Company and Registrar and Transfer Company, as Rights Agent.
Purpose of the Plan
The Company has previously experienced substantial net operating losses, which it may carryforward in certain circumstances to offset current and future taxable income and thus reduce its federal income tax liability, subject to certain requirements and restrictions. The purpose of the Plan is to help preserve the value of the Company's deferred tax assets, such as its net operating losses (“Tax Benefits”), for U.S. federal income tax purposes.
These Tax Benefits can be valuable to the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder, its ability to use the Tax Benefits could be substantially limited and/or delayed, which would significantly impair the value of the Tax Benefits. Generally, the Company would experience an “ownership change” under Section 382 if one or more “5 percent shareholders” increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by such shareholders over the preceding three-year period. As a result, the Company has utilized a 5% “trigger” threshold in the Plan that is intended to act as a deterrent to any person or entity seeking to acquire 5% or more of the outstanding Common Stock without the prior approval of the Board.
On October 30, 2012, in connection with the adoption of the Plan, the Company filed Articles of Amendment to the Charter of Incorporation (the “Articles Amendment”) with the Secretary of State of the State of Tennessee. Further details about the Plan and the Articles Amendment can be found in Exhibits 3.1 and 4.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the Company's plans for raising capital, the Company's future growth and market position, and the execution of its business plans. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors. There can be no assurance that the results, performance or achievements of the Company will not differ materially from those expressed or implied by forward-looking statements. Factors that could cause actual events or results to differ significantly from those described in the forward-looking statements include, but are not limited to, the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and, the failure of assumptions underlying the establishment of reserves for possible loan losses. For details on these and other factors that could affect expectations, see the cautionary language included under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and other filings with the SEC.
Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements. First Security does not intend to update or reissue any forward-looking statements contained in this release as a result of new information or other circumstances that may become known to First Security, and undertakes no obligation to provide any such updates.
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Note. Our actual results and condition may differ significantly from those we discuss in these forward-looking statements.

THIRD QUARTER 2012 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and nine month periods ended September 30, 2012 and 2011. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.

Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of September 30, 2012. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. (FSGBank), currently has 30 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 328 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.
Strategic Initiatives for 2012
During the last twelve months, the executive management team has been restructured and our Board has increased in size and strength. Our focus has largely been two-fold: implementing our business strategy and addressing the capital needs of the Bank. We believe our capital and business plans are positioning us appropriately for both short-term and long-term success.
Strategic Initiative - Strengthening Capital
Since December 2011, management has been in preliminary discussions with multiple potential investors. We have received non-binding indications from potential investors which contemplate a recapitalization that would provide sufficient capital to gain compliance with the capital requirements of the Order without triggering an ownership change under applicable tax regulations. Management can give no assurances as to the terms on which any such transaction may take place if at all.
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
Strategic Initiative - Improving Asset Quality
Historically, the credit function was decentralized with lending authority and underwriting conducted regionally. During 2009, we began the process to centralize all credit functions, including underwriting and approval, document preparation, and collections. In February 2012, we hired a new Chief Credit Officer who has provided strong oversight in reducing the amount of non-performing assets and revising our loan policy.
For 2012, management implemented an incentive plan for the Special Assets department that rewards both reductions in nonperforming assets and achieving historical realization rates. We expect a continuation of the higher volume of nonperforming asset resolutions for the remainder of 2012, which, when combined with the expectation of lower inflows into nonperforming loans, should reduce the overall level of nonperforming assets.
From December 31, 2011 to September 30, 2012, although our charge-offs and provision expense have remained consistent and increased over the linked first nine months of 2012 and 2011 respectively, we have seen some positive results in improving our asset quality. Special mention loans, generally regarded as the gateway or leading indicator of future non-performing loans, decreased $15.5 million, or 52.3%, from $29.6 million as of December 31, 2011 to $14.1 million as of September 30, 2012. Other real estate owned improved by $9.3 million, or 37.1%, from $25.1 million as of December 31, 2011 to $15.8 million as of September 30, 2012.

For 2013, conditional upon and after the closing of the capital, we anticipate selling approximately $43 million of under- and non-performing loans. The combination of continued organic reductions and the anticipated sale should produce asset quality levels at or better than our peer group.
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
Through the first nine months of 2012, we have achieved positive results in implementing our retail deposit strategy. From December 31, 2011 to September 30, 2012, $45.2 million of brokered deposits have matured with an average rate of approximately 2.57%. We have successfully replaced these high-cost deposits with core deposits. Pure deposits, defined as all transaction accounts, increased $40.8 million, or 11.0% (14.6% annualized), and core deposits increased $51.0 million, or 8.6% (11.4% annualized). In total, our customer deposits, defined as total deposits less brokered deposits, increased $69.9 million, fully offsetting the brokered maturities. As the average cost of our customer deposits was approximately 83 basis points for the three months ended September 30, 2012, we achieved annualized cost savings of approximately $786 thousand through restructuring our deposit mix. With over $104.3 million in brokered deposits maturing in the next 12 months, we have the opportunity for additional annual cost savings of approximately $1.8 million, assuming we achieve our objective of replacing the brokered deposits with core deposits.
We expect to continue to aggressively grow pure and core deposits by increasing our deposit products per household as well as acquiring new customer relationships.
Strategic Initiative – Investing Excess Liquidity in Loans and Securities

Between December of 2009 and the first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A majority of these funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. We executed this liquidity strategy to provide stability and the ability to fund multiple years of obligations without relying on deposit growth or additional borrowings. Our success in growing customer deposits has allowed us to reduce our liquidity reserves during 2012.

As of September 30, 2012, our total interest-bearing cash was $201.6 million compared to $249.3 million at December 31, 2011. During 2012, we have prudently reduced our excess cash position by investing in higher yielding assets, primarily investment securities and loans. Effective January 1, 2012, we implemented a lender incentive plan that included clearly defined goals by lending position as well as strong asset quality expectations. We believe this renewed focus on loan growth will result in our loan portfolio stabilizing and growing during the remainder of 2012. During the first three quarters of 2012, our loans declined by 1.2% (1.7% on an annualized basis). The year-to-date change is below our expectations, but we believe that this is largely attributable to approximately $17.0 million in loan sales and resolution of problem assets and net charge-offs that improved our asset quality over the first nine months of 2012. The Company has hired a new Chief Credit Officer which is resulting in changes in our credit culture and changes in our underwriting process. Our lenders have adapted to the new expectations and the loan pipeline has continued to increase. Additionally, we have hired multiple new lenders from large regional institutions within our footprint and we are realizing further growth in the loan pipeline. Generally, we do not place a loan on the pipeline unless there is a greater than 50% likelihood of that loan being approved within the next 90 days. Based on the new lenders and the process changes now fully implemented, we anticipate loan growth for the remainder of 2012.
Since December 31, 2011, we have had net growth of approximately $64.2 million in our investment securities portfolio as we have actively invested our excess liquidity. We have purchased short duration investments to minimize future interest rate risk.
We believe a disciplined approach to allocating our excess liquidity into higher yielding assets will improve our yield on earning assets, increase our margin and assist us in achieving overall profitability.

Going Concern Considerations
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the continuation of losses and declining capital levels create substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result should we be unable to continue as a going concern. Management believes the successful execution of the strategic initiatives discussed below should provide sufficient capital and reduce costly problem assets to alleviate the substantial doubt about our ability to continue as a going concern.
We have experienced significant net operating losses for the three and nine months ended September 30, 2012 and years ended December 31, 2011, 2010, and 2009, substantially resulting from declining net interest margins and elevated levels of provision for loan losses. Losses on other real estate owned have also significantly impacted our operating results. Each of these financial trends was impacted by significant levels of nonperforming assets and related deterioration in the economy. As of September 30, 2012, the Bank's Tier 1 leverage ratio fell below 4%, which is the threshold for adequate capitalization, and thus triggering prompt corrective actions restrictions, as described below.
The Company's ability to continue as a going concern is largely dependent on the ability of management to effectuate the strategic initiatives described within this section.
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
We are currently deemed not in compliance with certain provisions of the Order, including the capital requirements. The Order required FSGBank to maintain certain capital ratios within 120 days of its execution. As of September 30, 2012, the Bank's total capital to risk-weighted assets was 8.3% and the Tier 1 capital to adjusted total assets was 3.8%. The Bank has notified the OCC of the non-compliance. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate.
We can provide no assurances that we will be able to comply fully with the Order, that efforts to comply with the Agreement or the Order will not have a material adverse effect on the operations and financial condition of the Company or FSGBank, or that further enforcement actions will not be imposed on the Company or FSGBank.
As of September 30, 2012, the Bank's Tier 1 leverage ratio fell below the minimum level for an "adequately capitalized" bank of 4%. Accordingly, the Bank is currently operating under additional Prompt Corrective Actions, as described below.

Prompt Corrective Action
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
As a bank's capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

A “well capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

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
An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a formal agreement or another formal supervisory sanction. An undercapitalized bank is not only subject to the requirements placed on adequately capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

•	prohibit the acceptance of employee benefit plan deposits;

•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business;

•	prohibit any material changes in accounting methods; and

•	other operating restrictions at the discretion of the bank's primary federal regulator.
The above requirements are generally consistent with the requirements under the Consent Order, with the primary exception of asset growth restriction. We have evaluated and determined that scheduled maturities of brokered deposits in the fourth quarter of 2012, as well as a maturing commercial repurchase agreement, will allow us to continue to seek growth in loans and customer deposits.

Overview
Market Conditions
Most indicators point toward the overall U.S. economy continuing to improve gradually during 2012. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.
Amazon.com opened two distribution centers in our markets in 2011. The $139 million investments created more than 2,000 full-time jobs and an additional 2,000 seasonal jobs in Hamilton and Bradley counties. Amazon is currently in the process of expanding its Chattanooga facility and anticipates the expansion will translate to additional hiring, with a peak of 5,000 positions in 2012.
The $1 billion Volkswagen automotive production facility has produced more than 100,000 Passats since production began on May 24, 2011. Volkswagen has invested $1 billion in the local economy for the Chattanooga plant and created more than 2,200 direct jobs in the region.According to independent studies, the Volkswagen plant is expected to generate $12 billion in income growth and an additional 9,500 jobs related to the project.
Wacker Chemical is building a $1.8 billion polysilicon production plant for the solar power industry near Cleveland, Tennessee. The plant is expected to create an additional 600 direct jobs for our market area, with the current staffing level of approximately 280. We believe the positive economic impact on Chattanooga and the surrounding region from Amazon, Volkswagen and other recently announced large economic investments will be significant and that it may stabilize and possibly increase real estate values and enhance economic activity within our market area.
While the national economy continues to struggle to recover from the recession, with higher unemployment across the country, our larger market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have unemployment rates of 7.3% (down from 8.2% at June 30, 2012) and 6.9% (down from 7.0% at June 30, 2012), respectively, as of September 2012, lower than the Tennessee rate of 8.3% (down from 8.7% at June 30, 2012). The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint, with the carpet industry in the Dalton area experiencing additional layoffs of approximately 600 jobs in the latter half of 2011 and early 2012. The unemployment rate in the Dalton MSA is 11.2% as of September 30, 2012 (down from 12.3% at June 2012), compared to the Georgia rate of 9.0% (down from 9.6% at June 2012). We believe these positive employment trends will continue through the remainder of 2012.
Financial Results
As of September 30, 2012, we had total consolidated assets of $1.1 billion, total loans of $577.2 million, total deposits of $1.0 billion and shareholders’ equity of $44.7 million. For the three and nine months ended September 30, 2012, our net loss allocated to common shareholders was $9.4 million and $23.5 million, respectively, resulting in basic net loss of $5.79 per share and diluted net loss of $5.79 per share for the quarter and basic net loss of $14.54 per share and diluted net loss of $14.54 per share for the year-to-date period.
As of September 30, 2011, we had total consolidated assets of $1.1 billion, total loans of $604.4 million, total deposits of $1.0 billion and shareholders’ equity of $78.0 million. For the three and nine months ended September 30, 2011, our net loss allocated to common shareholders was $7.0 million and $16.1 million, respectively, resulting in basic net loss of $4.40 per share and diluted net loss of $4.40 per share for the quarter and basic net loss of $10.13 per share and diluted net loss of $10.13 per share for the year-to-date period.
For the three and nine month periods ended September 30, 2012, net interest income decreased by $826 thousand and $3.1 million, respectively, and noninterest income increased by $590 thousand and $565 thousand, respectively, compared to the same periods in 2011. For the three and nine months ended September 30, 2012, noninterest expense increased by $1.3 million and $2.2 million, respectively, compared to the same periods in 2011. The decline in net interest income is primarily attributable to a reduction in our average loan portfolio. Noninterest income increased primarily due to higher fees related to origination of loans held for sale and gains on sale or other real estate owned (OREO), while noninterest expense increased for the quarter primarily due to higher salary and benefit expenses, largely attributable to filling vacant executive positions. The increase in the year-to-date period is associated with higher salary and benefit expense and higher costs associated with nonperforming assets, including write-downs, losses, holding costs, and professional fees. Full-time equivalent employees were 328 at September 30, 2012, compared to 318 at September 30, 2011.
The provision for loan and lease losses increased $661 thousand and $3.1 million for the three and nine month periods ended September 30, 2012 compared to the same period in 2011. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.

Our efficiency ratio increased in the third quarter of 2012 to 149.6% compared to 130.2% in the same period of 2011 primarily due to a reduction in net interest income combined with an increase in noninterest expense. We anticipate our efficiency ratio to begin to improve during the fourth quarter of 2012 as we focus on enhancing revenue while continuing to reduce certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio over the balance of 2012 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.
Net interest margin in the third quarter of 2012 was 2.30%, or 0.35% lower than the prior year period of 2.65%. Net interest margin for the nine months ended September 30, 2012 was 2.44%, or 0.43% lower than the same period in 2011. We anticipate that our margin will improve during the remainder of 2012 as higher cost brokered deposits mature and are replaced with lower cost core deposits as well as anticipated loan growth. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.
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

RESULTS OF OPERATIONS
We reported a net loss allocated to common shareholders for the three and nine month periods ended September 30, 2012 of $9.4 million and $23.5 million, respectively, compared to a net loss allocated to common shareholders for the same periods in 2011 of $7.0 million and $16.1 million, respectively. For the three and nine months ended September 30, 2012, basic net loss per share was $5.79 and $14.54, respectively, and diluted net loss per share was $5.79 and $14.54, respectively, on approximately 1.6 million weighted average shares outstanding for both basic and diluted.
Net loss on a quarterly basis in 2012 was above the comparable amount in 2011 as a result of the increase in our provision for loan loss combined with lower net interest income. As of September 30, 2012, we had 30 banking offices, including the headquarters, and 328 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year		For the Nine Months Ended	Change from Prior Year
	September 30, 2012	Amount	Percentage	September 30, 2012	Amount	Percentage
	(in thousands, except percentages)
Interest income	$8,974	$(1,364)	(13.2)%	$28,244	$(4,610)	(14.0)%
Interest expense	3,125	(537)	(14.7)%	9,855	(1,478)	(13.0)%
Net interest income	5,849	(827)	(12.4)%	18,389	(3,132)	(14.6)%
Provision for loan and lease losses	4,543	661	17.0%	10,492	3,101	42.0%
Net interest income after provision for loan and lease losses	1,306	(1,488)	(53.3)%	7,897	(6,233)	(44.1)%
Noninterest income	2,694	590	28.0%	6,989	565	8.8%
Noninterest expense	12,781	1,348	11.8%	37,280	2,224	6.3%
Net loss before income taxes	(8,781)	(2,246)	34.4%	(22,394)	(7,892)	54.4%
Income tax (benefit) provision	108	162	(300.0)%	(402)	(434)	NM [1]
Net loss	(8,889)	(2,408)	37.2%	(21,992)	(7,458)	51.3%
Preferred stock dividends and discount accretion	521	7	1.4%	1,556	18	1.2%
Net loss allocated to common shareholders	$(9,410)	$(2,415)	34.5%	$(23,548)	$(7,476)	46.5%

(1) NM: not meaningful.

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended September 30, 2012, net interest income decreased by $0.8 million, or 12.4%, to $5.8 million compared to $6.7 million for the same period in 2011. For the nine months ended September 30, 2012, net interest income decreased $3.1 million, or 14.6%, to $18.4 million compared to $21.5 million for the same period in 2011.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended September 30, 2012 and 2011.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$593,164	$7,722	5.18%	$628,358	$9,020	5.70%
Securities – taxable	230,159	912	1.58%	123,521	869	2.79%
Securities – non-taxable (2)	24,203	346	5.69%	33,729	482	5.67%
Other earning assets	187,248	121	0.26%	241,023	144	0.24%
Total earning assets	1,034,774	9,101	3.50%	1,026,631	10,515	4.06%
Allowance for loan and lease losses	(21,421)			(23,993)
Intangible assets	726			1,185
Cash & due from banks	13,162			9,518
Premises & equipment	29,525			30,208
Other assets	60,728			71,269
TOTAL ASSETS	$1,117,494			$1,114,818
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$63,611	52	0.33%	$60,267	39	0.26%
Money market accounts	143,478	228	0.63%	110,693	238	0.85%
Savings deposits	40,383	19	0.19%	38,648	23	0.24%
Time deposits of less than $100 thousand	232,616	657	1.12%	218,000	692	1.26%
Time deposits of $100 thousand or more	200,891	631	1.25%	142,435	606	1.69%
Brokered CDs and CDARS®	193,245	1,420	2.92%	273,536	1,951	2.83%
Repurchase agreements	15,089	118	3.11%	15,030	112	2.96%
Other borrowings	—	—	—%	65	1	6.10%
Total interest bearing liabilities	889,313	3,125	1.40%	858,674	3,662	1.69%
Net interest spread		$5,976	2.10%		$6,853	2.37%
Noninterest bearing demand deposits	162,338			161,858
Accrued expenses and other liabilities	13,662			11,187
Shareholders’ equity	52,181			83,099
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,117,494			$1,114,818
Impact of noninterest bearing sources and other changes in balance sheet composition			0.20%			0.28%
Net interest margin			2.30%			2.65%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $127 thousand and $180 thousand for the quarters ended September 30, 2012 and 2011, respectively.

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
CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED September 30, 2012 COMPARED TO 2011

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(531)	$(766)	$(1,297)
Securities – taxable	529	(486)	43
Securities – non-taxable	(137)	1	(136)
Other earning assets	(34)	11	(23)
Total earning assets	(173)	(1,240)	(1,413)
Interest bearing liabilities:
Interest bearing demand deposits	2	11	13
Money market accounts	61	(71)	(10)
Savings deposits	1	(5)	(4)
Time deposits of less than $100 thousand	44	(79)	(35)
Time deposits of $100 thousand or more	207	(182)	25
Brokered CDs and CDARS®	(594)	63	(531)
Repurchase agreements	—	6	6
Other borrowings	(1)	—	(1)
Total interest bearing liabilities	(280)	(257)	(537)
Increase (decrease) in net interest income	$107	$(983)	$(876)

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended September 30, 2012 and 2011.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Nine Months Ended
	September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$595,278	$24,289	5.45%	$667,124	$28,916	5.80%
Securities – taxable	205,651	2,813	1.83%	120,134	2,637	2.93%
Securities – non-taxable (2)	28,019	1,189	5.67%	34,600	1,474	5.70%
Other earning assets	201,663	387	0.26%	206,451	371	0.24%
Total earning assets	1,030,611	28,678	3.72%	1,028,309	33,398	4.34%
Allowance for loan and lease losses	(20,440)			(24,344)
Intangible assets	825			1,301
Cash & due from banks	12,701			9,963
Premises & equipment	29,158			30,437
Other assets	64,976			72,295
TOTAL ASSETS	$1,117,831			$1,117,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$60,322	128	0.28%	$61,854	120	0.26%
Money market accounts	132,578	767	0.77%	114,307	741	0.87%
Savings deposits	40,122	64	0.21%	38,885	70	0.24%
Time deposits of less than $100 thousand	231,690	2,063	1.19%	204,775	2,230	1.46%
Time deposits of $100 thousand or more	197,804	1,948	1.32%	144,847	1,868	1.72%
Brokered CDs and CDARS®	205,028	4,538	2.96%	282,089	5,970	2.83%
Repurchase agreements	15,509	346	2.98%	15,446	330	2.86%
Other borrowings	17	1	7.86%	69	4	7.75%
Total interest bearing liabilities	883,070	9,855	1.49%	862,272	11,333	1.76%
Net interest spread		$18,823	2.23%		$22,065	2.58%
Noninterest bearing demand deposits	161,079			157,329
Accrued expenses and other liabilities	13,772			10,740
Stockholders’ equity	59,910			87,620
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,117,831			$1,117,961
Impact of noninterest bearing sources and other changes in balance sheet composition			0.21%			0.29%
Net interest margin			2.44%			2.87%

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $434 thousand and $367 thousand for the nine months ended September 30, 2012 and 2011, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE NINE MONTHS ENDED September 30, 2012 COMPARED TO 2011

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(2,980)	$(1,647)	$(4,627)
Securities – taxable	375	(199)	176
Securities – non-taxable	(278)	(7)	(285)
Other earning assets	(9)	25	16
Total earning assets	(2,892)	(1,828)	(4,720)
Interest bearing liabilities:
Interest bearing demand deposits	(3)	11	8
Money market accounts	81	(55)	26
Savings deposits	2	(8)	(6)
Time deposits of less than $100 thousand	423	(590)	(167)
Time deposits of $100 thousand or more	228	(148)	80
Brokered CDs and CDARS®	(1,714)	282	(1,432)
Repurchase agreements	1	15	16
Other borrowings	(3)	—	(3)
Total interest bearing liabilities	(985)	(493)	(1,478)
Increase (decrease) in net interest income	$(1,907)	$(1,335)	$(3,242)

Net Interest Income – Volume and Rate Changes

Interest income for the three and nine months ended September 30, 2012 was $9.0 million and $28.2 million, respectively, a 13.2% decrease and 14.0% decrease, respectively, compared to the same periods in 2011. Average earning assets increased $8.1 million, or 0.8%, in the third quarter of 2012 compared to the same period in 2011, and increased $2.3 million, or 0.2%, for the nine months ended September 30, 2012. Average loans declined in the third quarter of 2012 by $35.2 million, offset by a $97.1 million increase in investment securities and a $53.8 million decrease in other earning assets. The change in mix and volume of earning assets decreased interest income by $173 thousand and decreased interest income by $2.9 million, respectively, comparing the three and nine months of 2012 to the same periods in 2011. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged approximately $187.1 million and $201.5 million, respectively, for the three and nine months ended September 30, 2012. The yield on this account is approximately 0.25%. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk resulting from deteriorating asset quality and the Order. Additional details relating to liquidity risk is provided below in "Liquidity".We anticipate average loans to grow over the next six to twelve months as previously discussed in the strategic initiatives section. We anticipate average earning assets to remain consistent for the remainder of 2012.
The tax equivalent yield on earning assets decreased by 0.56% and 0.62% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The yield on loans declined by 0.52% to 5.18% and declined 0.35% to 5.45% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. We anticipate the yield on loans to remain consistent or decline slightly over the balance of 2012 as we continue to operate in a competitive lending environment and we have invested in approximately $47.2 million government guaranteed loans during the first nine months of 2012. We anticipate that the yield on investment securities for the fourth quarter of 2012 will be consistent with the yield for third quarter 2012 and lower than the comparable 2011 period due to the changes in bond prices year-over-year. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of September 30, 2012, approximately 34% of our loan portfolio is either variable or adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Total interest expense was $3.1 million and $9.9 million for the three and nine months ended September 30, 2012, respectively, or 14.7% lower and 13.0% lower, respectively, than the same periods in 2011. Average interest bearing liabilities increased by $30.6 million and increased by $20.8 million for the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011. Comparing the third quarter of 2012 to the same period in 2011, average brokered deposits declined by $80.3 million while retail and jumbo certificates of deposits increased by $14.6 million and $58.5 million, respectively. Comparing the nine months ended September 30, 2012 to the same period in 2011, average brokered deposits declined by $77.1 million while retail and jumbo certificates of deposits increased by $26.9 million and $53.0 million, respectively. The reductions in volume reduced interest expense by $280 thousand and $985 thousand for the three and nine month periods ended September 30, 2012, respectively. Further reducing interest expense $257 thousand and $493 thousand for the three and nine month periods ended September 30, 2012, respectively, was the decline in rates paid on deposits, primarily in retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
We expect average earning assets to stabilize through the remainder of 2012 as loan volume improves and investment securities increase through the reallocation of our excess cash reserves into higher yielding assets. We expect average brokered deposits to decline through the remainder of 2012 while all other interest bearing liabilities are expected to increase compared to 2011 levels. Rates paid on deposits are expected to continue to decline compared to 2011 rates as higher cost brokered CDs mature and are replaced with lower rate core deposits or funded from our excess liquidity.
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
Our net interest rate spread (on a tax equivalent basis) was 2.10% and 2.23%, respectively, for the three and nine months ended September 30, 2012 compared to 2.37% and 2.58%, respectively, for the same periods in 2011. Our net interest margin (on a tax equivalent basis) was 2.30% and 2.44%, respectively, for the three and nine months ended September 30, 2012 compared to 2.65% and 2.87%, respectively, for the same periods in 2011. Our net interest spread and margin results declined comparing 2012 to 2011. During December of 2009 and the first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A portion of these funds was utilized to pay off our variable-rate brokered money market account during the first quarter of 2010. The remaining funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. As of September 30, 2012, our balance at the Federal Reserve Bank was approximately $201.5 million. The negative spread associated between the interest bearing cash and the brokered deposits will continue to impact our net interest spread and margin negatively.
Average interest bearing liabilities as a percentage of average earning assets was consistent for all periods. Noninterest bearing funding sources were also consistent, contributing between 0.20% and 0.28% to each period shown.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. For the three and nine months ended September 30, 2012, the accretion of the swaps added approximately $410 thousand and $1,284 thousand, respectively, to interest income compared to $442 thousand and $1.4 million for the same periods in 2011. The accretion for the remainder of 2012 will be $49 thousand.
We currently anticipate our net interest margin will decline during the remainder of 2012 due primarily to the reduction in accretion from terminated swaps (these become fully accreted in early fourth quarter). The decrease in this accretion is partially offset by maturing brokered deposits and a maturing repurchase agreement. However, the amount of any change is dependent on multiple factors including our ability to raise core deposits, maturities of brokered deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible further action by the Federal Reserve Board.

Provision for Loan and Lease Losses
The provision for loan and lease losses charged to operations during the three and nine month periods ended September 30, 2012 were $4.5 million and $10.5 million, respectively, compared to $3.9 million and $7.4 million, respectively, for the same periods in 2011. Net charge-offs for the three and nine months ended September 30, 2012 were $6.7 million and $12.6 million, respectively, compared to net charge-offs of $7.6 million and $12.6 million, respectively, for the same periods in 2011. Annualized net charge-offs as a percentage of average loans were 2.82% for the nine months ended September 30, 2012 compared to 2.53% for the same period in 2011. Our peer group’s average annualized net charge-offs (as reported in the September 30, 2012 Uniform Bank Performance Report) were 0.58%.
The increase in our provision for loan and lease losses for the first nine months of 2012 compared to the same period in 2011 resulted from our analysis of probable incurred losses in the loan portfolio in relation to the reduction of our portfolio, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. As of September 30, 2012, specific reserves for impaired loans totaled $0.1 million compared to $1.5 million as of December 31, 2011 and $0.5 million as of September 30, 2011. The increase in net charge-offs contributed to the elevated provision expense for the three and nine month periods in 2012.
As of September 30, 2012, management determined our allowance of $17.5 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at December 31, 2012, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.
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
Noninterest Income
Noninterest income totaled $2.7 million and $7.0 million for the three and nine months ended September 30, 2012, an increase of $590 thousand and $565 thousand, respectively, or 28.0% and 8.8%, respectively, from the same periods in 2011. The quarterly and year over year increase is primarily a result of higher mortgage banking income and gains on sales of assets, primarily other real estate owned (OREO) properties.
The following table presents the components of noninterest income for the three and nine month periods ended September 30, 2012 and 2011.
NONINTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	Percent Change	2011	2012	Percent Change	2011
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$558	(6.2)%	$595	$1,629	(7.2)%	$1,756
Service charges on deposit accounts	167	(14.8)%	196	531	(10.8)%	595
Point-of-sale (POS) fees	339	(1.2)%	343	1,033	2.6%	1,007
Bank-owned life insurance income	352	42.5%	247	778	1.7%	765
Mortgage banking income	249	47.3%	169	718	52.8%	470
Trust fees	122	(32.6)%	181	392	(34.2)%	596
Net gains on sales of securities available-for-sale	143	NM 1	—	144	100.0%	—
Gains on sales of assets	497	NM [1]	5	798	NM [1]	60
Other income	267	(27.4)%	368	966	(17.8)%	1,175
Total noninterest income	$2,694	28.0%	$2,104	$6,989	8.8%	$6,424

(1) NM: not meaningful

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including NSF fees, were $725 thousand and $2.2 million, respectively, for the three and nine months ended September 30, 2012, a decrease of $66 thousand, or 8.3%, and a decrease of $191 thousand, or 8.1%, respectively, from the same periods in 2011. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
POS fees decreased 1.2% to $339 thousand and increased 2.6% to $1.0 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank Act will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $352 thousand and $778 thousand, respectively, for the three and nine month period ended September 30, 2012, an increase of $105 thousand or 42.5% and an increase of $13 thousand or 1.7%, respectively, from 2011 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 5.2% through September 30, 2012.
Mortgage banking income for the three and nine months ended September 30, 2012 increased $80 thousand, or 47.3%, and increased $248 thousand, or 52.8%, respectively, to $249 thousand and $718 thousand, respectively, compared to $169 thousand and $470 thousand, respectively, in the same periods of 2011. As discussed in the notes to our consolidated financial statements, we elected the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.
Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $10.6 million and $33.8 million, respectively, for the three and nine months ended September 30, 2012. Mortgages sold in the secondary market for the three and nine months ended September 30, 2012 totaled $9.9 million and $33.4 million, respectively. Mortgages originated for sale in the secondary markets totaled $8.4 million and $19.3 million, respectively, for the three and nine months ended September 30, 2011. Mortgages sold in the secondary market totaled $7.3 million and $19.6 million, respectively, for the three and nine month periods of 2011. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.
Trust fees decreased $59 thousand and $204 thousand, respectively, for the three and nine months ended September 30, 2012 compared to 2011. As of September 30, 2012, our trust and wealth management department had 332 accounts with assets held under management of $139.0 million compared to 440 accounts with assets held under management of $153.4 million as of September 30, 2011. In February 2012, we appointed a new Director of FSGBank's Wealth Management and Trust Department. Subsequently, we hired two additional trust officers and two trust specialists. Collectively, we anticipate this team to grow assets under management during 2013. Additionally, the focus of such growth is within managed accounts that provide higher levels of revenue than custodian and other services. However, this growth is dependent on our ability to maintain our existing clients while adding new clients as well as the general performance of the stock market.
Other income for the three and nine months ended September 30, 2012 was $267 thousand and $966 thousand, respectively, compared to $368 thousand and $1.2 million, respectively, for the same periods in 2011. The components of other income primarily consist of ATM fee income, income from OREO, underwriting revenue, and safe deposit box fee income.

Noninterest Expense
Noninterest expense increased $1.3 million and $2.2 million, or 11.8% and 6.3%, to $12.8 million and $37.3 million for the three and nine months ended September 30, 2012, respectively, compared to $11.4 million and $35.1 million for the same periods in 2011. Total noninterest expense for the third quarter of 2012 increased by 11.8% over the same period in 2011, with increases in salary and benefit cost partially offset by lower asset quality charges and lower FDIC insurance premiums. The increase in noninterest expense comparing the year-to-date periods is primarily due to higher salary and benefits costs and higher asset quality related charges.
The following table represents the components of noninterest expense for the three and nine month periods ended September 30, 2012 and 2011.

NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	Percent Change	2011	2012	Percent Change	2011
	(in thousands, except percentages)
Salaries & benefits	$5,275	23.7%	$4,265	$14,911	16.6%	$12,792
Occupancy	835	1.1%	826	2,623	4.0%	2,521
Furniture and equipment	615	39.8%	440	1,709	32.3%	1,292
Professional fees	796	44.2%	552	2,641	(0.2)%	2,646
FDIC insurance	750	(26.3)%	1,017	2,077	(32.8)%	3,090
Write-downs on OREO and repossessions	1,314	(14.6)%	1,538	4,500	8.7%	4,139
Losses on other real estate owned, repossessions and fixed assets	120	(70.5)%	407	749	(28.5)%	1,047
OREO and repossession holding costs	503	(14.0)%	585	1,516	4.6%	1,449
Data processing	728	122.6%	327	1,571	22.3%	1,285
Communications	129	(5.8)%	137	375	(10.5)%	419
ATM/Debit Card fees	138	(25.4)%	185	376	(18.1)%	459
Intangible asset amortization	93	(21.2)%	118	305	(13.6)%	353
Printing & supplies	114	103.6%	56	374	74.8%	214
Advertising	92	114.0%	43	217	12.4%	193
Insurance	426	38.8%	307	1,038	10.1%	943
OCC Assessments	127	(1.6)%	129	377	(5.3)%	398
Other expense	726	44.9%	501	1,921	5.8%	1,816
Total noninterest expense	$12,781	11.8%	$11,433	$37,280	6.3%	$35,056

Salaries and benefits for the three and nine months ended September 30, 2012 increased $1.0 million and $2.1 million, respectively, or 23.7% and 16.6%, respectively, compared to the same periods in 2011. The increase in salaries and benefits is primarily related to filling certain vacant executive positions. As of September 30, 2012, we had 30 full-service banking offices with 328 full-time equivalent employees. As of September 30, 2011, we had 36 full-service banking offices with 318 full-time equivalent employees.
Occupancy expense increased $9 thousand and $102 thousand, or 1.1% and 4.0%, for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily the result of adjustments to lease expenses. As of September 30, 2012, First Security leased six facilities and the land for three branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but due to market conditions, property availability and favorable lease terms, we leased these locations to execute our growth strategy. Furthermore, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Professional fees increased $244 thousand and decreased $5 thousand, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The increase in the third quarter is primarily due to incremental consultant fees associated with a third-party loan review on our nonperforming loans, partially offset by lower legal costs associated with nonperforming assets for the quarter. Legal fees associated with the resignation of the former CEO also contributed to higher costs in 2011. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.
FDIC deposit premium insurance decreased $267 thousand to $750 thousand and decreased $1.0 million to $2.1 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The decrease was the result of a change in the calculation of the FDIC insurance premium base as the result of the Dodd-Frank Act.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. The fair value is generally determined based the valuation of a third-party appraisal, discounted by our historical realization rate as well as a cost to sell factor. The discount and cost to sell factor are monitored and re-assessed, if necessary, on a quarterly basis. An increase to the discount factor may result in additional write-downs to some or all of our properties. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs on OREO and repossessions decreased $225 thousand and increased $361 thousand, respectively, for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. Write-downs for the remainder of 2012 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, as quantified in Note 11 "Fair Value Measurements," the discount rate applied to the appraised value, general market conditions, and our ability to liquidate properties.
Losses on OREO, repossessions and fixed assets decreased $287 thousand to $120 thousand, or 70.5%, and decreased $298 thousand to $749 thousand, or 28.5%, respectively, for the three and nine month periods ended September 30, 2012, compared to the same periods in 2011. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our fair value assumptions applied to OREO, as discussed above.
OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs decreased $82 thousand, or 14.0%, and increased $67 thousand, or 4.6%, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. We anticipate the level of holding costs to remain directionally consistent with the level of OREO for 2012.
Data processing fees increased 122.6% and 22.3%, respectively, for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. During the third quarter of 2012, we completed a core systems conversion to a more robust system.
Intangible asset amortization expense declined 21.2% and 13.6%, respectively, for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2012.
ATM and debit card fees decreased 25.4% and 18.1%, respectively, for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. The monthly fees associated with ATM and debit card processing are typically based on transaction volume.
Insurance expense increased 38.8% and 10.1%, respectively, for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. We anticipate insurance expense for the last quarter of 2012 to be comparable to the third quarter amount.
Furniture and equipment costs increased in the three and nine month periods ended September 30, 2012 due to costs associated with establishing two training centers and a call center. We anticipate those costs to return to prior levels for the remainder of 2012.
We anticipate communications expense to decline for the remainder of 2012, primarily as a result of implementing a voice over Internet Protocol (VoIP) phone system in 2012.

Other expense increased $225 thousand and $105 thousand for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.
Income Taxes
We recorded income tax provision of $108 thousand and a benefit of $402 thousand, respectively, for the three and nine month periods ended September 30, 2012 compared to income tax benefit of $54 thousand and income tax expense of $32 thousand, respectively, for the same periods in 2011. For the nine months ended September 30, 2012, we recorded $9.6 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first three quarters of 2012.
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
At September 30, 2012, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements. With the resolution of our primary uncertain tax position, as described above, we have not identified any additional significant uncertain tax positions.
A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years as well as current business trends. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit. As business and economic conditions change, we will re-evaluate the valuation allowance. As of September 30, 2012, the valuation allowance totals $44.3 million which results in a net deferred tax asset of zero.

FINANCIAL CONDITION

As of September 30, 2012, we had total consolidated assets of $1.1 billion, total loans of $577.2 million, total deposits of $1.0 billion and shareholders’ equity of $44.7 million. As of December 31, 2011, we had total consolidated assets of $1.1 billion, total loans of $584.5 million, total deposits of $1.0 billion and shareholders' equity of $68.2 million. As of September 30, 2011, we had total assets of $1.1 billion, total loans of $604.4 million, total deposits of $1.0 billion and shareholders' equity of $78.0 million.
Loans
The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances since September 30, 2011. Certain strategic initiatives, as discussed in the Strategic Initiatives for 2012 section of MD&A above, have partially mitigated the decrease in loans for the first nine months in 2012. As of September 30, 2012, total loans decreased by $7.3 million, or 1.2% (1.7% annualized), from December 31, 2011 and decreased by $27.2 million, or 4.5%, from September 30, 2011.
The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$204,423	$217,597	$221,886	(6.1)%	(7.9)%
Commercial	232,470	195,062	200,228	19.2%	16.1%
Construction	37,744	53,807	54,793	(29.9)%	(31.1)%
Multi-family and farmland	24,075	31,668	32,914	(24.0)%	(26.9)%
	498,712	498,134	509,821	0.1%	(2.2)%
Commercial loans	58,045	59,623	64,864	(2.6)%	(10.5)%
Consumer installment loans	14,757	20,011	22,632	(26.3)%	(34.8)%
Leases, net of unearned income	771	2,920	3,425	(73.6)%	(77.5)%
Other	4,937	3,809	3,682	29.6%	34.1%
Total loans	577,222	584,497	604,424	(1.2)%	(4.5)%
Allowance for loan and lease losses	(17,490)	(19,600)	(18,750)	(10.8)%	(6.7)%
Net loans	$559,732	$564,897	$585,674	(0.9)%	(4.4)%

The year-to-date decrease in loan balances is primarily associated with declines in residential 1-4 family and construction and land development (C&D) loans, partially offset by an increase in commercial real estate (CRE) loans. CRE loans increased $37.4 million, or 19.2%, primarily due to purchases of U.S. government-guaranteed loans during 2012. The purchases of the guaranteed portion of U.S. government-guaranteed loans provided a higher rate of return for our excess liquidity as well as lowered our overall credit risk of our loan portfolio. The largest declining loan balances were 1-4 family residential real estate loans of $13.2 million, or 6.1%, C&D loans of $16.1 million, or 29.9%, multi-family and farmland loans of $7.6 million, or 24.0%, and consumer installment loans of $5.3 million, or 26.3%.

Comparing September 30, 2012 to September 30, 2011, CRE loans loans increased $32.2 million, or 16.1%, while the largest declining loan balances were residential 1-4 family loans of $17.5 million, a decrease of 7.9%, C&D loans of $17.0 million, a decrease of 31.1%, and consumer installment loans of $7.9 million, a decrease of 34.8%.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate our loans to grow during the last quarter of 2012. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels.

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
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan and lease losses is prepared jointly by our accounting and credit administration departments and presented to our Board of Directors on at least a quarterly basis. Based on our analysis, we may determine that our future provision expense needs to increase or decrease in order for us to remain adequately reserved for probable loan losses. As stated earlier, we make this determination after considering both quantitative and qualitative factors under appropriate regulatory and accounting guidelines.
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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2012 and 2011. The provision for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $18 thousand and $18 thousand for the nine month periods ended September 30, 2012 and 2011, respectively. The reserve for unfunded commitments totaled $252 thousand and $247 thousand as of September 30, 2012 and 2011, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Nine Months Ended
	September 30,
	2012	2011
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$19,600	$24,000
Provision for loan and lease losses	10,492	7,391
Sub-total	30,092	31,391
Charged-off loans:
Real estate – residential 1-4 family	2,532	1,451
Real estate – commercial	3,930	5,780
Real estate – construction	5,246	5,062
Real estate – multi-family and farmland	28	82
Commercial loans	2,659	2,336
Consumer installment and other loans	307	275
Leases, net of unearned income	864	929
Total charged-off	15,566	15,915
Recoveries of charged-off loans:
Real estate – residential 1-4 family	145	358
Real estate – commercial	116	215
Real estate – construction	991	565
Real estate – multi-family and farmland	9	383
Commercial loans	340	526
Consumer installment and other loans	486	757
Leases, net of unearned income	877	470
Total recoveries	2,964	3,274
Net charged-off loans	12,602	12,641
Allowance for loan and lease losses – end of period	$17,490	$18,750
Total loans – end of period	$577,222	$604,424
Average loans	$595,278	$667,124
Net loans charged-off to average loans, annualized	2.83%	2.53%
Provision for loan and lease losses to average loans, annualized	2.35%	1.48%
Allowance for loan and lease losses as a percentage of:
Period end loans	3.03%	3.10%
Nonperforming loans	50.22%	37.26%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of September 30, 2012		As of December 31, 2011		As of September 30, 2011
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$6,794	35.4%	$6,368	37.2%	$6,190	33.0%
Real estate – commercial	4,663	40.3%	6,227	33.4%	5,352	28.5%
Real estate – construction	1,057	6.5%	1,485	9.2%	921	4.9%
Real estate – multi-family and farmland	1,640	4.2%	728	5.4%	706	3.8%
Commercial loans	2,827	10.1%	3,649	10.2%	4,167	22.2%
Consumer installment loans	397	2.6%	405	3.4%	538	2.9%
Leases, net of unearned income	87	0.1%	718	0.5%	859	4.6%
Other	25	0.8%	20	0.7%	17	0.1%
Total	$17,490	100.0%	$19,600	100.0%	$18,750	100.0%
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

The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2012, December 31, 2011 and September 30, 2011:
As of September 30, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$173,821	$7,355	$19,033	$4,214	$204,423
Real estate: Commercial	205,863	3,319	14,105	9,183	232,470
Real estate: Construction	30,750	108	2,795	4,091	37,744
Real estate: Multi-family and farmland	14,233	2,180	6,857	805	24,075
Commercial	43,690	857	12,201	1,297	58,045
Consumer	14,136	80	541	—	14,757
Leases	—	196	153	422	771
Other	4,828	—	109	—	4,937
Total Loans	$487,321	$14,095	$55,794	$20,012	$577,222

As of December 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$185,464	$6,383	$21,641	$4,109	$217,597
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809
Total Loans	$459,283	$29,551	$62,174	$33,489	$584,497

As of September 30, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$189,766	$7,648	$19,730	$4,742	$221,886
Real estate: Commercial	156,152	13,849	16,674	13,553	200,228
Real estate: Construction	33,866	2,901	2,329	15,697	54,793
Real estate: Multi-family and farmland	26,256	2,954	1,875	1,829	32,914
Commercial	40,833	3,984	16,999	3,048	64,864
Consumer	22,086	89	207	250	22,632
Leases	—	1,611	825	989	3,425
Other	3,605	19	58	—	3,682
Total Loans	$472,564	$33,055	$58,697	$40,108	$604,424

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $20.0 million at September 30, 2012, $33.5 million at December 31, 2011 and $40.1 million at September 30, 2011. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with impaired loans totaled $98 thousand as of September 30, 2012, compared to $1.5 million as of December 31, 2011. General reserves totaled $17.4 million as of September 30, 2012, compared to $18.1 million as of December 31, 2011. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. A contributing factor to the decline in the general reserves, as compared to the increase in the applicable loan balances, is the purchase of government-guaranteed loans during 2012. As we are only purchasing the guaranteed portion in the secondary markets, there is no allowance allocation to these loans, thus the ratio of the general reserves to the applicable loan pools has declined from 3.29% as of December 31, 2011 to 3.12% as of September 30, 2012.

We believe that the allowance for loan and lease losses as of September 30, 2012 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives
Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of September 30, 2012, our loan portfolio was 51.7% of total assets. Over the past two and a half years, we have implemented a number of significant strategies to further address our asset quality. We believe our continued implementation of these and related strategies will enable us to show further improvement in our asset quality in 2012.
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
During the second half of 2010, we began outsourcing the marketing and sales process of our OREO properties to market leading real estate companies. We experienced higher volumes of OREO sales in 2011 and the first three quarters of 2012, and we expect higher levels of sales through the remainder of 2012 as we continue efforts to liquidate the OREO portfolio.
Throughout 2010 and 2011, we hired multiple experienced special assets officers and centralized the handling of all classified loans by our special assets team.
During 2011, we hired Joseph E. Dell, Jr. as Executive Vice President and Chief Lending Officer. Prior to joining First Security, Mr. Dell spent 25 years with First Commonwealth Bank in Indiana, Pennsylvania, a $6 billion community bank, where he served in various senior and executive roles, including Chief Lending Officer.
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

Asset Quality and Non-Performing Assets Analysis and Discussion
As of September 30, 2012, our allowance for loan and lease losses as a percentage of total loans was 3.03%, which is a decrease from the 3.35% as of December 31, 2011 and a decrease from the 3.10% as of September 30, 2011. The allowance associated with non-impaired loans as a percentage of non-impaired loans was 3.11%, 3.23% and 3.23% as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The decline in the allowance percentage is directly related to a lower historical loss factor for certain loan pools combined with reductions in classified loans as well as migration to OREO. Net charge-offs as a percentage of average loans (annualized) increased to 2.83% for the nine months ended September 30, 2012 compared to 2.53% for the same period in 2011. As of September 30, 2012, non-performing assets decreased to $48.1 million, or 4.31% of total assets, from $72.4 million, or 6.49% of total assets as of December 31, 2011 and decreased from $75.6 million, or 6.73% as of September 30, 2011.
We believe that overall asset quality has stabilized and will continue to improve in the following quarters. From December 31, 2011 to September 30, 2012, we have seen positive results in improving our asset quality. Special mention loans, generally regarded as the gateway or leading indicator of future non-performing loans, decreased $15.5 million, or 52.3%, from $29.6 million as of December 31, 2011 to $14.1 million as of September 30, 2012. Comparing September 30, 2012 to September 30, 2011, special mention loans declined by $19.0 million, or 57.4%. Based on the trends in special mention loans, we believe there is minimal additional migration to nonperforming loans from the performing loans. We have also achieved steady reductions in other real estate owned. OREO declined by $9.3 million, or 37.1%, from $25.1 million as of December 31, 2011 to $15.8 million as of September 30, 2012.
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
NON-PERFORMING ASSETS BY TYPE

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands, except percentages)
Nonaccrual loans	$32,254	$46,907	$48,642
Loans past due 90 days and still accruing	2,572	2,822	1,683
Total nonperforming loans, including loans 90 days and still accruing	$34,826	$49,729	$50,325

Other real estate owned	$15,803	$25,141	$26,628
Repossessed assets	51	302	310
Nonaccrual loans	32,254	46,907	48,642
Total nonperforming assets	$48,108	$72,350	$75,580

Nonperforming loans as a percentage of total loans	6.03%	8.51%	8.33%
Nonperforming assets as a percentage of total assets	4.31%	6.49%	6.73%
Nonperforming assets plus loans past due 90 days and still accruing as a percentage of total assets	4.54%	6.74%	6.88%

The following table provides the classifications for nonaccrual loans and other real estate owned as of September 30, 2012, December 31, 2011 and September 30, 2011.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$5,579	26	$14,683	30	$16,074	11
Residential real estate loans	10,269	123	10,877	107	9,941	77
Commercial real estate loans	12,827	37	15,560	38	16,704	18
Commercial and industrial loans	2,654	33	3,087	32	3,718	24
Commercial leases	496	42	2,244	96	1,814	53
Consumer and other loans	429	14	456	24	391	12
Total	$32,254	275	$46,907	327	$48,642	195
Other real estate owned
Construction/development loans	$7,154	86	$12,225	89	$14,462	81
Residential real estate loans	2,696	51	6,579	63	7,997	74
Multi-family and farmland	972	2	—	—	525	2
Commercial real estate loans	4,981	25	6,337	26	3,644	16
Total	$15,803	164	$25,141	178	$26,628	173

Nonaccrual loans totaled $32.3 million, $46.9 million and $48.6 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of September 30, 2012, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of September 30, 2012, nonaccrual loans decreased by $14.7 million, or 31.2%, compared to year-end 2011. Comparing September 30, 2012 to December 31, 2011, nonaccrual construction and development loans decreased by $9.1 million and commercial leases decreased by $1.7 million. The decrease in both categories was primarily due to migration to OREO and repossessions as well as charge-offs and principal payments. We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.
OREO decreased $9.3 million from December 31, 2011 to September 30, 2012. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. During the first nine months of 2012, we sold approximately $12.4 million of OREO compared to $6.7 million in 2011. During April 2012, we conducted a bulk auction on approximately 90 properties consisting of smaller balance 1-4 family residential and lot properties. This auction resulted in an approximate 50% decline in the number of properties, thus allowing our special assets department to focus on the larger value properties remaining in our portfolio. We expect continued OREO resolutions at levels above those of 2011 due to our new approach to marketing these properties and general stabilization in the real estate markets in our footprint. The September 30, 2012 OREO holdings listed above include 216 individual properties in 14 developments with a carrying value of $3.4 million.
Loans 90 days past due and still accruing decreased $64 thousand for the quarter. As of September 30, 2012, the $2.6 million in past due loans was composed of $0.6 million in commercial real estate loans, $34 thousand in commercial loans, $1.6 million in residential real estate loans and the remainder in other categories.
Total non-performing assets as of the third quarter of 2012 were $48.1 million compared to $72.4 million at December 31, 2011 and $75.6 million at September 30, 2011.

Our asset ratios are generally less favorable as compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios and our UBPR peer group ratios as of September 30, 2012, which is the latest available information.
NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	6.03%	2.31%
Nonperforming loans[1] as a percentage of the allowance	199.12%	121.16%
Nonperforming loans[1] as a percentage of equity capital	77.87%	13.72%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	8.54%	3.43%
__________________
1 Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of September 30, 2012, we have no plans to liquidate a significant amount of available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.
Available-for-sale securities totaled $257.3 million at September 30, 2012, $193.0 million at December 31, 2011 and $158.8 million at September 30, 2011. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The increase in the first three quarters represented a decision that liquidity was sufficient to warrant the shifting of additional cash into investment securities, and further purchases throughout 2012 may be warranted. At September 30, 2012, the available-for-sale securities portfolio had unrealized net gains of approximately $3.4 million, net of tax. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at September 30, 2012 consisted of tax-exempt municipal securities, federal agency mortgage bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools and pooled trust preferred securities.
The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$484	$11,900	$6,660	$2,210	$21,254
Municipal - taxable	—	—	4,426	3,377	7,803
Agency bonds	—	6,000	26,286	—	32,286
Agency issued REMICs	6,797	87,713	—	—	94,510
Agency issued mortgage pools	114	66,236	21,470	8,372	96,192
Other	—	—	—	61	61
Total	$7,395	$171,849	$58,842	$14,020	$252,106
Tax Equivalent Yield	3.06%	2.50%	2.58%	3.20%	2.58%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for seven bonds, which are valued utilizing Level 3 inputs. One pooled trust preferred security with a book value of $42 thousand is valued using Level 3 inputs. Additionally, we have four municipal bonds that were transferred into Level 3 during 2011 due to lack of comparable sales transactions. These four bonds total $1.1 million.
As of September 30, 2012, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of September 30, 2012, gross unrealized losses in our portfolio totaled $294 thousand, compared to $220 thousand and $106 thousand as of December 31, 2011 and September 30, 2011, respectively. The unrealized losses in mortgage-based residential, municipal, and federal agency securities are primarily a result of widening credit spreads subsequent to purchase. The unrealized losses in other securities are two pooled trust preferred securities. The unrealized losses associated with the trust preferred securities are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The remaining unrealized losses in our portfolio are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Based on results of our impairment assessment, the unrealized losses at September 30, 2012 are considered temporary.
As of September 30, 2012, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 10% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of September 30, 2012.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$80,976	$78,877
Federal Home Loan Mortgage Corporation (FHLMC)	$60,030	$61,151
Government National Mortgage Association (GNMA)	$61,755	$62,743

We held no federal funds sold as of September 30, 2012, December 31, 2011 or September 30, 2011. As of September 30, 2012, we held $201.6 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $249.3 million at December 31, 2011 and $267.2 million as of September 30, 2011. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
As of September 30, 2012, we held $100 thousand in certificates of deposit at another FDIC insured financial institution. At September 30, 2012, we held $27.4 million in bank-owned life insurance, compared to $26.7 million at December 31, 2011 and $26.5 million at September 30, 2011.

Deposits and Other Borrowings
As of September 30, 2012, deposits increased by 2.4% (3.2% annualized) from December 31, 2011 and increased by 2.5% from September 30, 2011. Excluding the changes in brokered deposits, our deposits increased by 9.0% (11.9% annualized) from December 31, 2011 and increased 12.9% from September 30, 2011. In the first nine months of 2012, the fastest growing sectors of our core deposit base were retail certificates of deposit with denominations less than $100,000, which grew 4.6% (6.1% annualized). We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Brokered certificates of deposits decreased $66.2 million from September 30, 2011 to September 30, 2012 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of September 30, 2012, our CDARS balance consists of $1.4 million in purchased time deposits and no reciprocal customer accounts.
Brokered deposits at September 30, 2012, December 31, 2011 and September 30, 2011 were as follows:

BROKERED DEPOSITS

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Brokered certificates of deposits	$191,834	$237,032	$258,065
CDARS®	1,414	1,405	7,313
Total	$193,248	$238,437	$265,378

The table below is a maturity schedule for our brokered deposits.

BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$26,753	$25,763	$50,729	$54,175	$34,414
CDARS®	1,043	—	—	—	371
Total	$27,796	$25,763	$50,729	$54,175	$34,785

As of September 30, 2012, December 31, 2011 and September 30, 2011, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $4.7 million as of September 30, 2012, compared to $4.5 million and $5.1 million as of December 31, 2011 and September 30, 2011, respectively. In November 2007, we entered into a five-year structured repurchase agreement with another financial institution for $10.0 million, with a stated maturity in November 2012. For the nine months ended September 30, 2012 and 2011, we paid a fixed rate of 3.93% for the structured repurchase agreement.

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $1.0 million as of September 30, 2012, is available for funding activities for which FSGBank would not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds as additional capital into FSGBank.

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
As of September 30, 2012, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $201.5 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of September 30, 2012, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging of loans.
Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of quarter-end, we had $1.9 million in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $64.6 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of September 30, 2012, our unpledged investment securities totaled $192.6 million.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of September 30, 2012, we had $191.8 million in brokered CDs outstanding with a weighted average remaining life of approximately 15 months, a weighted average coupon rate of 2.67% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.92%. Our CDARS product had $1.4 million at September 30, 2012, with a weighted average coupon rate of 2.60% and a weighted average remaining life of approximately 16 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments totaled $107.0 million at September 30, 2012. The following table illustrates our significant contractual obligations at September 30, 2012 by future payment period.
CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$249,463	$184,527	$3,312	$45	$437,347
Brokered certificates of deposit	(1)	103,245	81,822	6,767	—	191,834
CDARS®	(1)	1,043	371	—	—	1,414
Federal funds purchased and securities sold under agreements to repurchase	(2)	14,691	—	—	—	14,691
Operating lease obligations	(3)	753	1,324	1,182	3,799	7,058
Total		$369,195	$268,044	$11,261	$3,844	$652,344
 __________________

1.
Certificates of deposits give customers rights to early withdrawal which may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposit, see “Deposits and Other Borrowings.”

2.	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.

3.	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

Net cash used in operations during the nine months of 2012 totaled $4.2 million compared to net cash used in operations of $743 thousand for the same period in 2011. The increase in net cash used is primarily due to the higher net loss in 2012 partially offset by the higher provision for loan and lease losses. Net cash used in investing activities totaled $66.9 million compared to net cash provided by investing activities of $99.2 million for the same period in 2011. The increase in cash used is primarily associated with purchases of investment securities. Net cash provided by financing activities was $24.8 million for the first nine months of 2012 compared to net cash used in financing activities of $30.6 million in the comparable 2011 period. The increase in cash provided by financing activities is primarily related to an increase in deposits.

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
Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. We recognized a total of $410 thousand and $1.2 million in interest income for the three and nine months ended September 30, 2012.
The following table presents the accretion of the remaining gain for the terminated swaps.

	2012 (1)	Total
	(in thousands)
Accretion of gain from 2009 terminated swaps	$49	$49
__________________

(1)	Represents the gain accretion for October 1, 2012 to December 31, 2012. Excludes the amounts recognized in the first nine months of 2012.
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
The following table presents the cash flow hedges as of September 30, 2012.

CASH FLOW HEDGES

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,747	$—	$(59)	$87	Various
	$2,747	$—	$(59)	$87
Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$25,000	—	—	$16	October 11, 2012
Interest rate swap	25,000	—	—	16	October 11, 2012
	$50,000	$—	$—	$32
 __________________

1.
The $32 thousand of gains, net of taxes, recorded in accumulated other comprehensive income as of September 30, 2012, will be reclassified into earnings as interest income over the remaining life of the respective hedged items.

The following table presents additional information on the active derivative positions as of September 30, 2012.

	Notional	Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
		Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$2,747	Other assets	N/A	Other liabilities	$139	Noninterest income – other	$(38)
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,857	N/A	N/A	Noninterest income – other	N/A

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Commitments to extend credit	$102,152	$108,335	$103,108
Standby letters of credit	$4,867	$7,983	$8,103

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties. All commitments and standby letters of credit were fixed rate as of September 30, 2012, December 31, 2011, and September 30, 2011.
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
The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

September 30, 2012	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	6.8%	7.0%
Total capital to risk adjusted assets	13.0%	8.0%	8.1%	8.3%
Leverage ratio	9.0%	4.0%	3.7%	3.8%
December 31, 2011
Tier 1 capital to risk adjusted assets	n/a	4.0%	9.7%	9.7%
Total capital to risk adjusted assets	13.0%	8.0%	11.0%	10.9%
Leverage ratio	9.0%	4.0%	5.7%	5.6%
September 30, 2011
Tier 1 capital to risk adjusted assets	n/a	4.0%	10.8%	10.6%
Total capital to risk adjusted assets	13.0%	8.0%	12.0%	11.9%
Leverage ratio	9.0%	4.0%	6.5%	6.4%
As of September 30, 2012, the Bank's Tier 1 leverage ratio fell below the minimum level for an "adequately capitalized" bank of 4%. Accordingly, the Bank is currently operating under additional Prompt Corrective Actions, as described in Note 2 of our consolidated financial statements.

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
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of September 30, 2012, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points and 200 basis points (1.00% and 2.00%, respectively) over a twelve-month period. Given this scenario, as of September 30, 2012, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $3.1 million, or 12.5%, as a result of a 100 basis point decline in rates based on annualizing our financial results through September 30, 2012. The model predicts a $4.1 million increase in net interest income resulting from a 100 basis point increase in rates. Finally, the model also forecasts an $8.0 million increase in net interest income, or 32.5%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of September 30, 2012. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates,.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$21,505	$24,564	$28,683	$32,542
Dollar change net interest income	(3,059)	—	4,119	7,978
Percentage change net interest income	(12.46)%	0.00%	16.77%	32.48%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of September 30, 2012.
Changes in Internal Controls
During the third quarter of 2012, we conducted a core system conversion. Approximately nine months of planning were devoted by a select group of consultants and employees to ensure data integrity and minimal customer impact during the conversion. With a complete system upgrade, various internal control processes and procedures required revisions to reflect the new processes. While acknowledging the system changes, there have been no changes in our internal controls over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
As previously disclosed, since January 2010, First Security has elected to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At September 30, 2012, First Security had unpaid preferred stock dividends in arrears of $4.7 million. (This suspension of dividends does not constitute a default under the terms of the Series A Preferred Stock.)

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1
Articles of Amendment to the Charter of Incorporation, incorporated by reference to Exhibit 3.1 of First Security's Current Report on Form 8-K dated October 30, 2012, as filed with the SEC on October 30, 2012.

4.1
Tax Benefits Preservation Plan, dated as of October 30, 2012, between First Security Group, Inc. and Registrar and Transfer Company, as Rights Agent, which includes the Form of Articles of Amendment as Exhibit A, Summary of Terms as Exhibit B and Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of First Security's Current Report on Form 8-K dated October 30, 2012, as filed with the SEC on October 30, 2012.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 19, 2012	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

November 19, 2012	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer