Form 10-K
period 2012-12-31
FIRST SECURITY GROUP INC/TN
filed 2013-04-15
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2012, was approximately $5.9 million, based on the registrant’s closing sales price as reported on the NASDAQ Global Capital Market. There were 62,423,367 shares of the registrant’s common stock outstanding as of April 15, 2013.

First Security Group, Inc. and Subsidiary
Form 10-K

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
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors. There can be no assurance that the results, performance or achievements of the Company will not differ materially from those expressed or implied by forward-looking statements. Factors that could cause actual events or results to differ significantly from those described in the forward-looking statements include, but are not limited to the following:

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

•	First Security’s ability to comply with any requirements imposed on it or FSGBank by their respective regulators, and the potential negative consequences that result;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	the impacts of renewed regulatory scrutiny on consumer protection and compliance led by the newly created Consumer Finance Protection Bureau;

•	changes in capital standards and asset risk-weighting included in proposed Federal Reserve rules to implement the so-called “Basel III” accords;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•
governmental monetary and fiscal policies including the undetermined effects of the Federal Reserves "Quantitative Easing" program, as well as legislative and regulatory changes, including, but not limited to, implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

•
First Security’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the Capital Purchase Program (the “CPP”) administered under the Troubled Asset Relief Program (“TARP”), and the impact of such programs and related regulations on First Security and on international, national, and local economic and financial markets and conditions;

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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results and conditions may differ significantly from those we discuss in these forward-looking statements.
For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 20.
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
Through FSGBank, we offer a range of lending services that are primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we focus on serving the needs of small-to medium-sized businesses, by offering a range of lending, deposit and wealth management services to these businesses and their owners. Our principal source of funds for loans and securities is core deposits gathered through our branch network. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit, and obtain most of our deposits from individuals and businesses in our market areas, including the vast majority of our loan customers. Our wealth management division offers private client services, financial planning, trust administration, investment management and estate planning services. We also provide mortgage banking and electronic banking services, such as Internet banking, on-line bill payment, cash management, ACH originations, and remote deposit capture. We actively pursue business relationships by utilizing the business contacts of our Board of Directors, senior management and local bankers, thereby capitalizing on our extensive knowledge of the local marketplace.
First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As of December 31, 2012, we had total assets of approximately $1.1 billion, total deposits of approximately $1.0 billion and stockholders’ equity of approximately $29.1 million.
FSGBank, National Association
FSGBank currently operates 30 full-service banking-offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor in Tennessee. FSGBank also provides trust and investment management, mortgage banking, financial planning and electronic banking services, such as Internet banking (www.FSGBank.com), online bill payment, cash management, ACH originations, and remote deposit capture.
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

(See Accompanying Notes to Consolidated Financial Statements)

Since the mergers in 2003, FSGBank has continued the commercial banking business of its predecessors. In addition, in December of 2003, FSGBank acquired certain assets and assumed substantially all of the deposits and other liabilities of National Bank of Commerce’s three branch offices located in Madisonville, Sweetwater and Tellico Plains, Tennessee.
In October 2004, FSGBank acquired 100% of the capital stock of Kenesaw Leasing, Inc ("Kenesaw Leasing") and J&S Leasing Inc ("J&S Leasing"), both Tennessee corporations, from National Bank of Commerce for $13.0 million in cash. Both companies continue to operate as wholly-owned subsidiaries of FSGBank. Kenesaw Leasing leases new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leases forklifts, heavy equipment and other machinery primarily to companies in the trucking and construction industries.
In August 2005, we acquired Jackson Bank & Trust (“Jackson Bank”) for an aggregate purchase price of $33.3 million in cash. Jackson Bank was a state commercial bank headquartered in Gainesboro, Tennessee. Jackson Bank was merged into FSGBank, but we continue to operate our banking operations in Jackson and Putnam Counties, Tennessee under the name of “Jackson Bank & Trust.”
FSGBank is a member of the Federal Reserve Bank of Atlanta (the "Federal Reserve Bank") and a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). FSGBank’s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). FSGBank operates 24 full-service banking offices in eastern and middle Tennessee and six offices in northern Georgia.
Market Area and Competition
We currently conduct business principally through 30 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available from the FDIC as of June 30, 2012, FSGBank’s total deposits ranked 6th among financial institutions in our market area, representing approximately 4.0% of the total deposits in our market area.
The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2012.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	2	$31	$1,404	8	2.2%
Hamilton County[1]	8	359	6,711	5	5.3%
Jackson County	1	59	117	1	50.4%
Jefferson County	2	108	555	2	19.5%
Knox County	3	67	10,081	13	0.7%
Loudon County	1	26	736	8	3.5%
McMinn County	1	29	873	8	3.3%
Monroe County	2	66	642	5	10.3%
Putnam County	3	81	1,489	7	5.4%
Union County	1	49	131	2	37.4%
Georgia
Catoosa County	1	8	786	9	1.0%
Whitfield County	5	150	1,721	4	8.7%
FSGBank	30	$1,033	$25,246	6	4.1%

1	Our brokered deposits, totaling $193.2 million at June 30, 2012, are included in the totals for Hamilton County.

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
Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 69 other commercial or savings institutions.
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
Our loan portfolio at December 31, 2012 was comprised as follows:

	Amount	Percentage of Portfolio
	(in thousands, except percentages)
Loans secured by real estate—
Residential 1-4 family	$188,191	34.8%
Commercial	221,655	41.0%
Construction	33,407	6.2%
Multi-family and farmland	17,051	3.2%
	460,304	85.2%
Commercial loans	61,398	11.3%
Consumer installment loans	13,387	2.5%
Leases, net of unearned income	568	0.1%
Other	5,473	0.9%
Total loans	$541,130	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $111.2 million and $5.0 million, respectively, in credit as of December 31, 2012. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2012, our contractual obligations to extend credit were comprised as follow:

	Amount	Percentage of Contractual Obligations
	(in thousands, except percentages)
Contractual obligations secured by real estate—
Residential 1-4 family	$48,184	41.5%
Commercial	1,648	1.4%
Construction	8,716	7.5%
Multi-family and farmland	1,166	1.0%
	59,714	51.4%
Commercial loans	31,789	27.4%
Consumer installment loans	774	0.7%
Leases, net of unearned income	—	—%
Other	23,880	20.5%
Total contractual obligations	$116,157	100.0%
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
Real Estate—Commercial, Multi-Family and Farmland. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the business located in the owner-occupied building provides adequate debt service coverage and the guarantor’s net worth is primarily based on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 10 to 20-year period with balloon payments due at the end of one to five years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market.
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
Commercial. Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals and often mortgages on the principals’ personal residences. Our commercial loans are primarily made within our market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential and commercial mortgage loans, but less risk than consumer loans. The increased risk in commercial loans is generally due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.
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
Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans among our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier 1 capital. At December 31, 2012, our legal lending limit was approximately $4.1 million. In addition, we have established a tiered “house” limit based on the rating of the loan. However, these limits may not exceed our legal lending limit for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.
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

The federal banking regulators have issued guidance regarding the risks posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and non-farm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines to help identify institutions that are potentially exposed to significant CRE risk:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

As of December 31, 2012, our concentrations were within the thresholds of the CRE guidance.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2012, approximately 85.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized.
We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2012, we had approximately $113.8 million of interest-only loans, which primarily consist of commercial real estate loans (45%) and commercial and industrial loans (26%). The loans have an average maturity of approximately eighteen months or less. The interest-only loans are fully underwritten and within our lending policies.
We do not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).
Deposits
Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. We have also chosen to obtain a portion of our deposits from outside our market through brokered deposits. Our brokered deposits represented 16.4% of total deposits as of December 31, 2012. Other sources of funding include advances from the FHLB, subordinated debt and other borrowings. These other sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. During the fourth quarter of 2009 and first quarter of 2010, we enhanced our liquidity by issuing over $255 million in brokered certificates of deposits and placing the excess funds in our interest bearing deposit account at the Federal Reserve Bank. As a result of the Consent Order, discussed below, we may not accept, renew or roll over brokered deposits without prior approval of the FDIC. Accordingly, principal sources of funds are currently limited to non-brokered deposits, other borrowings and our existing cash reserves. At December 31, 2012, our cash balance at the Federal Reserve Bank was approximately $157 million. This excess cash is available to fund our contractual obligations and prudent investment opportunities.
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
Employees
On December 31, 2012, we had 322 full-time employees and 11 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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

SUPERVISION AND REGULATION
Both First Security and FSGBank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors, not stockholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	which product or service market we may enter;

•	how we must manage our assets or liabilities; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.
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
Written Agreement. Effective September 7, 2010, First Security entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank. The Agreement is designed to enhance our ability to act as a source of strength to FSGBank. Substantially all of the requirements of the Agreement are similar to those already in effect for FSGBank pursuant to the Consent Order entered into with the OCC on April 28, 2010, and discussed below. On September 14, 2010, we filed a Current Report on Form 8-K describing the Agreement. A copy of the Agreement is filed as Exhibit 10.1 to such Form 8-K.

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
FSGBank is not in compliance with the capital requirements contained in the consent order. Under the terms of the Agreement, the Company is required to submit to the Federal Reserve a written plan designed to maintain sufficient capital at the Company and the Bank. The Company has submitted a five-year strategic and capital plans to the Federal Reserve and the Bank’s primary regulator, the OCC. As of March 15, 2013, the Federal Reserve has not accepted the submitted strategic or capital plans, however, the Federal Reserve is currently reviewing the latest plans.
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
Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any such transaction if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.
Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we, or any other bank holding company located within Tennessee or Georgia, may purchase a bank located outside of Tennessee or Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee or Georgia may purchase a bank located inside Tennessee or Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years, and Tennessee law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because FSGBank has been chartered for more than five years, this restriction would not limit our ability to be acquired.
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
Support of FSGBank. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for FSGBank and to commit resources to support FSGBank. In addition, pursuant to the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”), this longstanding policy has been given the force of law and the Federal Reserve Board may promulgate additional regulations to further implement the intent of the new statute. As in the past, such financial support from the Company may be required at times when, without this legal requirement, we might not be inclined to provided it. In addition, any capital loans made by us to FSGBank will be repaid only after FSGBank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of FSGBank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
We are currently deemed not in compliance with several provisions of the Order, including the capital requirements. Within 120 days from the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. Within 90 days from the effective date of the Order, the Bank was required to develop and submit to the OCC for review a written capital plan covering at least a three-year period. The capital plan shall, among other things, included specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital and contingency plans for alternative sources of capital. The OCC has not accepted our capital plan. As of December 31, 2012, FSGBank’s total risk-based capital ratio was 5.8% and its leverage ratio was 2.5%. As discussed in Note 2 to our consolidated financial statements, we have focused on operating under our strategic plan and executing on our capital plan. The execution of the capital plan, which is an approximately $90 million recapitalization, combined with the ongoing performance of the strategic plan should restore profitability and achieve compliance with all aspects of the regulatory agreements over the next twelve months. In addition to the recapitalization noted above, we have strengthened our management team and board of directors.
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
Pursuant to the Order, FSGBank was required to appoint a compliance committee to oversee FSGBank’s compliance with the Order. FSGBank’s compliance committee currently consists of the Bank’s independent directors: William F. Grant, III, William C. Hall, Carol H. Jackson, Robert P. Keller, Kelly P. Kirkland, Robert R. Lane, Michael Kramer and Larry Mauldin.
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
Because the Order establishes specific capital amounts to be maintained by FSGBank, FSGBank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if FSGBank exceeds the levels of capital set forth in the Order. An adequately capitalized institution may not accept, renew or roll over brokered deposits without prior approval of the FDIC.
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
As of December 31, 2012, the Bank's Tier 1 leverage ratio fell below the minimum level for an "adequately capitalized" bank of 4%. Accordingly, the Bank is currently operating under additional Prompt Corrective Actions, as described below.
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
The above requirements are generally consistent with the requirements under the Consent Order, with the primary exception of asset growth restriction. We have evaluated and determined that scheduled maturities of brokered deposits, as well as a maturing commercial repurchase agreement, will allow us to continue to seek growth in loan and customer deposits.
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
The FDIC retains the flexibility to, without further notice-and-comment rule-making, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC has adopted a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. If the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates are subject to adjustments for unsecured debt and brokered deposits.
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2012 was 0.66 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.
The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.
FDIC Transaction Account Guarantee Program. Under the Temporary Liquidity Guarantee Program (“TLGP”), the FDIC fully guaranteed funds in non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally scheduled to expire at the end of 2009, but was subsequently extended to December 31, 2010. Pursuant to the Dodd-Frank Act, beginning on the scheduled termination date for the Transaction Account Guarantee Program, or TAGP, and continuing through December 31, 2012, unlimited insurance coverage was provided for funds held in non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts (IOLTAs). During the TAGP extension period, the FDIC imposed a surcharge between 15 and 25 basis points on the daily average balance in excess of $250,000 held in non-interest bearing transaction accounts. Pursuant to the Dodd-Frank Act, however, institutions are no longer separately assessed for the additional coverage, and the unlimited insurance is included in assessments for the overall insurance program. One distinction from this new insurance and the TAGP, is the exclusion of minimal interest-bearing NOW accounts, which were previously covered under the TAGP. FSGBank did not opt out of the original or extension periods of the Transaction Account Guarantee component of the TLGP, thus providing the maximum available insurance for our customers.
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

As of December 31, 2012, our CRE concentrations were not within the thresholds of the CRE guidance. Specifically, our ratio of total capital to construction, land development and other land loans was 96.6% and our total CRE concentration was 762.5%. Based on the pro-forma information from the execution of our capital plan, as discussed in Note 2 of our Consolidated Financial Statements, the updated CRE concentrations would be 33.5% and 264.8%, respectively, both of which are within the thresholds of the CRE guidance.
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
Total capital consists of two components: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. FSGBank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 capital to risk-weighted assets were 5.8% and 4.5% at December 31, 2012, respectively, compared 10.9% and 9.7%, as of December 31, 2011.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2012, FSGBank's ratio was 2.5%, as compared to 5.6% on December 31, 2011. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. The Consent Order requires FSGBank to maintain a leverage ratio in excess of 9%.
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
When First Security received a capital investment from the Treasury under the CPP on January 9, 2009, we became subject to additional limitations on the payment of dividends, which will remain in place until we redeem the securities held by Treasury. These limitations require, among other things, that (i) all dividends for the securities purchased under the CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in quarterly common dividends above five cents per share for three years following the Treasury’s investment.
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

Due to First Security’s participation in the CPP, First Security is also subject to additional executive compensation limitations which applied to the Company for so long as Treasury holds our securities. For example, First Security must:

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
Dodd-Frank Act.
The bank regulatory landscape was dramatically changed by the Dodd-Frank Act, which was enacted on July 21, 2010 and which implements far-reaching regulatory reform. Among its many significant provisions, the Dodd-Frank Act

•
established the Financial Stability Oversight Counsel made up of the heads of the various bank regulatory and other agencies to identify and respond to risks to U.S. financial stability arising from ongoing activities of large financial companies

•
established centralized responsibility for consumer financial protection by creating a new Consumer Financial Protection Bureau which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws with respect to financial institutions with over $10 billion in assets

•
required that banking agencies establish for most bank holding companies the same leverage and risk-based capital requirements as apply to insured depository institutions, and that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home states

•
prohibits bank holding companies from including new trust preferred securities in their Tier 1 capital and, beginning with a three-year phase-in period on January 1, 2013, requires bank holding companies with assets over $15 billion to deduct existing trust preferred securities from their Tier 1 capital;

•
required the FDIC to set a minimum DIF reserve ratio of 1.35% and that the DIF reserve ratio be increased to that level by September 30, 2020; that FDIC off-set the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion; and that FDIC change the assessment base used for calculating insurance assessments from the amount of insured deposits to average consolidated total assets minus average tangible equity;

•
established a permanent $250,000 limit for federal deposit insurance; provided separate, unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts; and repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts

•
amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that those fees be reasonable and proportional to the actual cost of a transaction to the issuer; an

•
required implementation of various corporate governance processes affecting areas such as executive compensation and proxy access by shareholders. Many provisions of the Dodd-Frank Act are subject to rulemaking by bank regulatory agencies and the SEC and will take effect over time, making it difficult to anticipate the overall financial impact on financial institutions and consumers. However, many provisions in the Dodd-Frank Act (including those permitting the payment of interest on demand deposits and restricting interchange fees) are likely to increase expenses and reduce revenues for all financial institutions.

Consumer Financial Protection Bureau (“CFPB”).
The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes
The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Although FSGBank has less than $10 billion in assets, the impact of the formation of the CFPB has caused a ripple effect across all bank regulatory agencies, and placed a renewed focus on consumer protection and compliance efforts. For examples of this new authority, the CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank

Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. During 2012, the CFPB issued three proposed rulemakings covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages. The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, are scheduled to become effective in January 2014. The escrow and loan originator compensation rules are scheduled to become effective in June 2013. A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act is expected later this year. We continue to analyze the impact that such rules may have on our business model, particularly with respect to our mortgage banking business.
Basel III Capital Proposals.
In June 2012, federal regulators issued proposed rules to implement the capital adequacy recommendations of the Basel Committee on Bank Supervision first proposed in December 2010. These proposals, which are known as “Basel III,” propose significant changes to the minimum capital levels and asset risk-weights for all banks, regardless of size, and bank holding companies with greater than $500 million in assets. Among the many changes in these proposed rules, banks would be required to hold higher levels of capital, a significantly higher portion of which would be required to be Tier 1 capital. Further, beginning in 2016, the ability of a bank or bank holding company to declare and pay dividends or pay discretionary bonuses to certain executive officers would become limited should the bank or bank holding company fail to maintain a “capital conservation buffer” composed of Tier 1 common equity that is 2.5% greater than applicable minimum capital requirements. The proposed Basel III rules would also impose significant changes on the risk-weighting of many assets, including home mortgages with high loan to value ratios, certain acquisition, development and construction loans, and certain past due assets. Finally, the proposed rules would also prevent trust preferred securities from counting as Tier 1 capital for the issuer following a ten-year phase out ending in 2022. The comment period for the proposed rules closed in late October 2012, and federal regulators have indicated that implementation of the proposed Base III rules will be delayed.
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
Effect of Governmental Monetary Policies
Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board, including its ongoing "Quantitative Easing" program, affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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
We incurred a net loss allocated to common stockholders of $39.6 million, or $24.58 per share, for the year ended December 31, 2012, due primarily to credit losses and associated costs, including a significant provision for loan losses. Although we have taken steps to reduce our credit exposure, we likely will continue to have a higher than normal level of non-performing assets and charge-offs into 2013, which would continue to adversely impact our overall financial condition and results of operations.
We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.
Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Elevated levels of delinquencies and bankruptcies in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.
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
We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan and lease losses as part of FSGBank’s credit functions. Our allowance for loan and lease losses decreased from 3.37% of total loans at December 31, 2011 to 2.55% at December 31, 2012. We recorded a provision for loan losses during the year ended December 31, 2012 of approximately $20.9 million, which was significantly higher than the $10.9 million recognized for the year ended December 31, 2011 but significantly lower than the $33.6 million recognized for the year ending December 31, 2010. We charged-off approximately $26.7 million in loans, net of recoveries, during the year ended December 31, 2012, which was significantly higher than in 2011 as well as previous periods with the exception of 2010. The large increase in the provision was, in part, due to the markdowns relating to the sale of certain under-and non-performing loans as discussed in Note 29 to the Consolidated Financial Statements. We expect to incur additional charge-offs in 2013 but not at the levels recorded during 2012. While our charge-offs increased during 2012, we had lower levels of classified and non-performing loans. We expect this trend to continue into 2013. However, any significant amount of additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities. Further, there can be no assurance that our allowance for loan and lease losses at December 31, 2012 will be sufficient to cover future credit losses.
We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.
We offer land acquisition and development, and construction loans for builders and developers, and as of December 31, 2012, we had $33.4 million in such loans outstanding, representing 96.6% of FSGBank’s total risk-based capital. These land acquisition and development, and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio could increase during 2013, and these non-performing loans could result in a material level of charge-offs, which would negatively impact our capital and earnings.
If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2012, approximately 85.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
The amount of our OREO may result in additional losses, and costs and expenses that will negatively affect our operations.
At December 31, 2012, we had a total of $13.4 million of OREO. This level of OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. The costs and expenses to maintain the real estate are proportionate to our level of OREO. Due to the on-going economic downturn, the amount of OREO may continue to remain elevated in the coming months. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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
We are generally prohibited from entering into, amending, or renewing any agreement that provides for golden parachute payments to an institution-affiliated party or from making such golden parachute payments, absent approval from the federal banking regulators. As a participant in the CPP, we are subject to specified limits on the compensation we can pay to certain senior executive officers for so long as Treasury holds our securities. The limitations, which include restrictions on bonus and other incentive compensation payable to First Security’s senior executive officers, a prohibition on any “golden parachute” payments and a “clawback” of any bonus that was based on materially inaccurate financial data or other performance metric, could limit our ability to retain, attract and motivate the best executive officers because other competing employers may not be subject to these limitations.
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
In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer re-financings and purchase money mortgage originations.
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
Under the CPP, which is applicable so long as Treasury holds our securities, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law. We cannot predict the effects of any of these changes and of the associated amendments. It is possible, however, that any such amendment could have a material impact on us or our operations.
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
On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank by and through its Board of Directors consented and agreed to the issuance of a Consent Order by the OCC, the Bank’s primary regulator. The Bank and the OCC agreed as to the areas of the Bank’s operations that warranted improvement and to a plan for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Bank is required to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized asset, loan review and credit.
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
We are not currently in compliance with the capital requirements contained in our Order , which could adversely affect our financial condition and our results of operations.
The Order required the Bank to, within 120 days of the effective date of the Order, achieve and thereafter maintain total capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. As of December 31, 2012, the Bank’s total risk-based capital ratio was approximately 5.8% and its leverage ratio was approximately 2.5%. The Company is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios as discussed in Note 2 to the Consolidated Financial Statements.
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
The Company has submitted a five-year strategic and capital plans to the Federal Reserve and the Bank’s primary regulator, OCC. As of April 15, 2013, the Federal Reserve has not accepted the submitted strategic or capital plans, however, the Federal Reserve is currently reviewing the latest plans.

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
As of December 31, 2012, we had approximately $165.5 million million in out of market deposits, including brokered certificates of deposit and CDARS®, which represented approximately 16.4% of our total deposits. Because the Order establishes specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Order. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of December 31, 2012, brokered deposits maturing in the next 24 months totaled $142.3 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. As an adequately capitalized institution, the Bank also may not pay interest on deposits that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the applicable rate could adversely affect our liquidity.
A continuation of the current economic downturn in the housing market and the homebuilding industry and in our markets generally could adversely affect our financial condition, results of operations or cash flows.
Our long-term success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which FSGBank operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. The unpredictable economic conditions we have faced over the last 48 months have had an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Tennessee and Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.
Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and changed economic conditions. As a result, there has been substantial concern and publicity over asset quality among financial institutions due in large part to issues related to sub-prime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2012, our non-performing assets had decreased to $40.2 million, or 3.78% of our total assets, as compared to $75.2 million, or 6.74% as of December 31, 2011. However, the housing and the residential mortgage markets continue to experience a variety of difficulties and changed economic conditions.
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
Negative developments during 2008 in the global credit and derivative markets resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2013. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.
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
Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs related to originating and servicing mortgages and may adversely affect our results of operations.
The CFPB recently has finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.”
While the rules generally affect banks our size somewhat less than larger financial institutions, our compliance with the new rule, and its accompanying enforcement by our federal and state regulators, will create operational and strategic challenges for us, as we originate a significant volume of mortgages. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules will be effective in June 2013, while others will be effective in January 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. Achieving full compliance in the relatively short timeframe provided for certain of the new rules will result in increased regulatory and compliance costs.
We may be required to raise additional capital in the future, including through new increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing stockholders, which could adversely affect our financial condition and results of operations.
In addition to the capital requirements imposed by the Written Agreement and Consent Order, we are required by regulatory authorities to maintain adequate levels of capital to support our operations, and, at present, our federal and state regulators are considering new regulations that could have the net effect of requiring the Company and the Bank to maintain higher levels of Tier 1 Capital. As such, in, including, but not limited to, a proposal rulemaking by the Federal Reserve to implement Basel III capital and risk-weighting standards. This proposal, if implemented, would require financial institutions to maintain higher minimum capital ratios, and place a greater emphasis on common equity as a component of Tier 1 capital. Further, the proposed rules require higher risk-weights associated with many types of loans, including residential mortgages and construction loans. In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.
Accordingly, we cannot assure you of our ability to raise capital, if needed, on terms acceptable to us. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interest of our stockholders could be diluted.
RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK
If we fail to meet all applicable continued listing requirements of the Nasdaq Capital Market and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.
Our common stock began trading on the Nasdaq Capital Market on March 26, 2013. To maintain our listing on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements. In addition, the transfer of our listing to the Nasdaq Capital Market is subject to certain conditions described in the Current Report on Form 8-K filed March 22, 2013. While we intend to maintain our listing on Nasdaq, if we fail to meet the requirements for continued listing or we are unable to cure any events of noncompliance in a timely or effective manner, our common stock could be delisted.
Prior to March 26, 2013, our common stock was traded on the Nasdaq Global Select Market. As disclosed on Current Reports on Form 8-K filed on September 28, 2012 and December 3, 2012, we received notice that our common stock was subject to delisting from the Nasdaq Global Select Market on March 25, 2013 for failure to meet the continued listing requirements of the Nasdaq Global Select Market. As a result, we voluntarily applied to transfer our listing to the Nasdaq Capital Market.
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
Although our common stock is traded on the Nasdaq Capital Market, the trading volume of our common stock is less than that of other larger financial services companies. For the public trading market for our common stock to have the desired characteristics of depth, liquidity and orderliness requires the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall more than would otherwise be expected if the trading volume of our common stock were commensurate with the trading volumes of the common stock of larger financial services companies.
Provisions in our amended and restated Articles of Incorporation, our amended and restated Bylaws, Tennessee law and our Tax Benefits Preservation Plan limit the ability of others to acquire us and may, therefore, adversely affect our the price of our common stock.
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
On October 24, 2012, our Board of Directors adopted a Tax Benefits Preservation Plan, which is intended to prevent certain transactions that would constitute an ownership change under Section 382 of the Internal Revenue Code in order to protect the ability of the Company to realize the benefits of the Company's net operating losses. The Tax Benefits Preservation Plan is designed to prevent transfers of our common stock that would result in any stockholder owning 4.9% or more of our common stock or to prevent any existing 4.9% stockholder from acquiring additional shares by substantially diluting the ownership interest of any such stockholder, subject to certain exceptions. In addition, on March 20, 2013 the Company adopted an amendment to its Bylaws, applicable to shares issued after that date, that makes such attempted transfers void. Because the Tax Benefit Preservation Plan may restrict a stockholder's ability to acquire our common stock, it could discourage a tender offer or make it more difficult for a third party to acquire a controlling position in our stock without our approval, and the market value of the Company's common stock may be adversely affected while the Tax Benefit Preservation Plan is in effect.
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

During 2012, we conducted our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee.
We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch
1237 North Glenwood Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch
761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch
1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch
4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch
835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch
4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch
820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch
1301 Cowart Street Chattanooga, Hamilton County, Tennessee	March 28, 2011	Leased	1,000	Branch
9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch
2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch
2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch
715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch
35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch
167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch
705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch
215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch
155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch
307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch
1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing
1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch
307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch
340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch
376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch
301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch
3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch
531 Broad Street Chattanooga, Hamilton County, Tennessee	December 11, 2006	Owned	39,700	Branch & Headquarters
614 West Main Street Algood, Putnam County, Tennessee	April 10, 2007	Owned	1,936	Branch
52 Mouse Creek Road Cleveland, Bradley County, Tennessee	May 14, 2007	Owned	1,256	Branch
5188 Highway 153 Knoxville, Knox County, Tennessee	May 22, 2009	Owned	4,194	Branch
As of December 31, 2012, we owned one additional plot of land. The vacant lot is located at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). The lot is currently available for sale and is included in our other real estate owned portfolio. We originally purchased this site for bank purposes.
During the last six months of 2011, we closed two offices in Jackson County, two in Monroe County, and one in Loudon County. Since we owned these branches, three of them remain in our other real estate owned portfolio and are currently available for sale.
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

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

From August 10, 2005 to March 26, 2013, our common stock traded on the Nasdaq Global Select Market under the symbol FSGI. As disclosed previously on Current Reports on Form 8-K filed with the SEC on September 28, 2012 and December 3, 2012, we were not in compliance with the continued listing requirements of the NASDAQ Global Select Market and were subject to delisting after March 25, 2013. As a result, we applied to transfer our listing to the NASDAQ Capital Market. Our application was granted effective March 26, 2013, subject to certain conditions described in the Current Report on Form 8-K filed March 22, 2013. On April 15, 2013, there were 686 registered holders of record of our common stock. The high and low prices per share were as follows:

Quarter	High	Low	Dividend
2012
4th Quarter	$3.04	$1.30	$—
3rd Quarter	3.30	2.15	—
2nd Quarter	3.35	1.98	—
1st Quarter	3.68	2.35	—
2011
4th Quarter	$3.34	$1.13	$—
3rd Quarter	5.70	1.81	—
2nd Quarter	9.10	4.61	—
1st Quarter	13.00	8.10	—

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
The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. On January 27, 2010, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock for the first quarter of 2010. Over the balance of 2010, 2011 and 2012, the Board of Directors elected on a quarterly basis to continue to defer the dividend payments for the Series A Preferred Stock. In light of this action, we make no assurance that we will pay any dividends in the future. We may not pay dividends on our common stock unless all dividends have been paid on the securities issued to the Treasury under the CPP; having deferred the dividend payments scheduled for payment in 2010, 2011 and 2012, we are prohibited on paying any future dividends on our common stock until all dividends payable to the Treasury under the CPP have been paid in full or until Treasury no longer holds any of our securities.
On July 23, 2008, our Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12.7 million from First Security Group, Inc. to First Security Group, Inc. 401(k) and Employee Stock Ownership Plan (the “401(k) and ESOP Plan”). The purpose of the loan is to purchase Company shares in open market transactions. The shares will be used for future Company matching contributions within the 401(k) and ESOP Plan. The purchase program concluded on December 31, 2009. As of December 31, 2012, there were no unallocated shares.
As previously disclosed, on February 8, 2012, First Security awarded an aggregate of 58,000 shares of First Security’s common stock as part of the company’s inducement for new employees to join First Security. The shares are subject to restricted stock agreements limiting the vesting and transferability of the shares in accordance with the TARP executive compensation requirements. In issuing the securities, First Security relied on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.	Selected Financial Data
Our selected financial data is presented below as of and for the years ended December 31, 2008 through 2012. The selected financial data presented below as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 42. The selected financial data as of December 31, 2010, 2009 and 2008 and for the two years ended December 31, 2009 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. All per share data and the number of shares outstanding has been retroactively adjusted for the one-for-ten reverse stock split effected on September 19, 2011. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” following the tables.

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts and full-time equivalent employees)
Earnings:
Net interest income	$23,580	$27,779	$34,681	$42,209	$45,227
Provision for loan and lease losses	$20,866	$10,920	$33,589	$25,380	$15,729
Non-interest income	$9,295	$8,650	$9,503	$10,335	$11,682
Non-interest expense	$48,808	$48,178	$45,258	$68,871	$40,406
Dividends and accretion on preferred stock	$2,078	$2,053	$2,029	$1,954	$—
Net (loss) income available to common stockholders	$(39,648)	$(25,114)	$(46,371)	$(35,409)	$1,361
Earnings—Normalized
Non-interest expense, excluding goodwill impairment	$48,808	$48,178	$45,258	$41,715	$40,406
Net (loss) income available to common stockholders, excluding goodwill impairment	$(39,648)	$(25,114)	$(46,371)	$(10,647)	$1,361
Per Share Data:
Net (loss) income, basic	$(24.58)	$(15.79)	$(29.46)	$(22.77)	$0.85
Net (loss) income, diluted	$(24.58)	$(15.79)	$(29.46)	$(22.77)	$0.85
Cash dividends declared on common shares	$—	$—	$—	$0.80	$2.00
Book value per common share	$(1.94)	$21.44	$37.55	$66.90	$87.80
Tangible book value per common share	$(2.28)	$20.86	$36.70	$65.70	$69.80
Per Share Data—Normalized:
Net (loss) income, excluding goodwill impairment, basic	$(24.58)	$(15.79)	$(29.46)	$(6.80)	$0.85
Net (loss) income excluding goodwill impairment, diluted	$(24.58)	$(15.79)	$(29.46)	$(6.80)	$0.85
Performance Ratios:
Return on average assets[1]	(3.57)%	(2.25)%	(3.55)%	(2.81)%	0.11%
Return on average common equity[1]	(170.65)%	(47.76)%	(46.81)%	(25.92)%	0.92%
Return on average tangible assets[1]	(3.57)%	(2.25)%	(3.55)%	(2.86)%	0.11%
Return on average tangible common equity[1]	(176.59)%	(48.91)%	(47.62)%	(31.00)%	1.15%
Net interest margin, taxable equivalent	2.45%	2.77%	2.92%	3.75%	4.07%
Efficiency ratio	148.47%	132.25%	102.38%	131.03%	70.96%
Non-interest income to net interest income and non-interest income	28.27%	23.74%	21.51%	19.67%	20.53%

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts and full-time equivalent employees)
Performance Ratios—Normalized:
Return on average assets, excluding goodwill impairment[1]	(3.57)%	(2.25)%	(3.55)%	(0.85)%	0.11%
Return on average common equity, excluding goodwill impairment[1]	(170.65)%	(47.76)%	(46.81)%	(7.79)%	0.92%
Return on average tangible assets, excluding goodwill impairment[1]	(3.57)%	(2.25)%	(3.55)%	(0.86)%	0.11%
Return on average tangible common equity, excluding goodwill impairment[1]	(176.59)%	(48.91)%	(47.62)%	(9.32)%	1.15%
Capital & Liquidity:
Total equity to total assets	2.74%	6.12%	7.99%	10.43%	11.30%
Tangible equity to tangible assets	2.68%	6.04%	7.88%	10.30%	9.20%
Tangible common equity to tangible assets	(0.38)%	3.15%	5.16%	7.98%	9.20%
Tier 1 risk-based capital ratio	4.23%	9.70%	11.20%	12.68%	9.85%
Total risk-based capital ratio	5.49%	10.96%	12.47%	13.94%	11.10%
Tier 1 leverage ratio	2.31%	5.69%	7.27%	10.59%	8.74%
Dividend payout ratio	nm	nm	nm	nm	239.02%
Total loans to total deposits	53.68%	57.34%	69.33%	80.50%	93.99%
Asset Quality:
Net charge-offs	$26,666	$15,320	$36,081	$16,273	$9,300
Net loans charged-off to average loans	4.52%	2.36%	4.27%	1.66%	0.93%
Non-accrual loans	$25,071	$46,907	$54,082	$45,454	$18,453
Other real estate owned	$13,441	$25,141	$24,399	$15,312	$7,145
Repossessed assets	$8	$302	$763	$3,881	$1,680
Non-performing assets (NPA)	$40,176	$75,172	$84,082	$69,171	$29,984
NPA to total assets	3.78%	6.74%	7.20%	5.11%	2.35%
Loans 90 days past due	$1,656	$2,822	$4,838	$4,524	$2,706
Non-performing loans (NPL)	$26,727	$49,729	$58,920	$49,978	$21,159
NPL to total loans	4.94%	8.54%	8.10%	5.25%	2.09%
Allowance for loan and lease losses to total loans	2.55%	3.35%	3.30%	2.78%	1.72%
Allowance for loan and lease losses to NPL	51.63%	39.41%	40.73%	53.01%	82.16%
Period End Balances:
Loans	$541,130	$582,264	$727,091	$952,018	$1,011,584
Allowance for loan and lease losses	$13,800	$19,600	$24,000	$26,492	$17,385
Intangible assets	$600	$982	$1,461	$1,918	$29,560
Assets	$1,063,555	$1,114,901	$1,168,548	$1,353,399	$1,276,227
Deposits	$1,008,066	$1,019,422	$1,048,723	$1,182,673	$1,076,286
Common stockholders’ equity	$(3,439)	$36,111	$61,657	$109,825	$144,244
Total stockholders’ equity	$29,110	$68,232	$93,374	$141,164	$144,244
Common stock market capitalization	$3,952	$3,958	$14,776	$39,075	$75,860
Full-time equivalent employees	329	303	311	347	361
Common shares outstanding	1,772	1,684	1,642	1,642	1,642

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts and full-time equivalent employees)
Average Balances:
Loans	$590,109	$647,920	$845,945	$977,758	$997,371
Intangible assets	$781	$1,239	$1,691	$22,382	$29,948
Earning assets	$1,024,471	$1,028,654	$1,213,145	$1,150,337	$1,132,962
Assets	$1,110,794	$1,118,649	$1,306,831	$1,258,662	$1,258,469
Deposits	$1,027,520	$1,007,930	$1,147,724	$1,057,090	$956,994
Common stockholders’ equity	$23,233	$52,584	$99,067	$136,598	$148,655
Total stockholders’ equity	$55,549	$84,486	$130,579	$166,803	$148,655
Common shares outstanding, basic—wtd	1,613	1,591	1,574	1,555	1,603
Common shares outstanding, diluted—wtd	1,613	1,591	1,574	1,555	1,615

1	Performance ratios are calculated using net (loss) income available to common shareholders, excluding the goodwill impairment.

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

•
“Non-interest expense, excluding goodwill impairment” is defined as non-interest expense reduced by the effect of goodwill impairment. “Net (loss) income available to common stockholders, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax. “Net (loss) income, excluding goodwill impairment per share” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by total common shares outstanding. Our management includes these measures because it believes that they are important when measuring First Security’s performance exclusive of the effects of impairment of goodwill. As of September 30, 2009, the annual assessment of goodwill indicated a full impairment of goodwill; accordingly, no further goodwill remains on the books of First Security. The goodwill impairment is a one-time, non-cash accounting adjustment that has no effect on First Security's cash flows, liquidity, tangible capital, or ability to conduct business and as such, management believes excluding this charge is appropriate to properly measure First Security's performance. These three non-GAAP financial measures exclude the effect of the goodwill impairment on the most comparable GAAP measures: non-interest expense (to measure the overall level of First Security's recurring non-interest related expenses); net (loss) income available to common stockholders (to reflect the recurring overall net income available to stockholders collectively); and net (loss) income per share (to reflect the recurring overall net income available to stockholders on a per share basis).

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

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Return on average assets	(3.57)%	(2.25)%	(3.55)%	(2.81)%	0.11%
Effect of intangible assets	—	—	—	(0.05)%	—
Return on average tangible assets	(3.57)%	(2.25)%	(3.55)%	(2.86)%	0.11%
Return on average assets	(3.57)%	(2.25)%	(3.55)%	(2.81)%	0.11%
Effect of goodwill impairment	—	—	—	1.96%	—
Return on average assets, excluding goodwill impairment	(3.57)%	(2.25)%	(3.55)%	(0.85)%	0.11%
Effect of average intangible assets	—	—	—	(0.01)%	—
Return on average tangible assets, excluding goodwill impairment	(3.57)%	(2.25)%	(3.55)%	(0.86)%	0.11%
Return on average common equity	(170.65)%	(47.76)%	(46.81)%	(25.92)%	0.92%
Effect of goodwill impairment	—	—	—	18.13%	—
Return on average common equity, excluding goodwill impairment	(170.65)%	(47.76)%	(46.81)%	(7.79)%	0.92%
Effect on average intangible assets	(5.94)%	(1.15)%	(0.81)%	(1.53)%	0.23%
Return on average tangible common equity, excluding goodwill impairment	(176.59)%	(48.91)%	(47.62)%	(9.32)%	1.15%
Total equity to total assets	2.74%	6.12%	7.99%	10.43%	11.30%
Effect of intangible assets	(0.06)%	(0.08)%	(0.11)%	(0.13)%	(2.10)%
Tangible equity to tangible assets	2.68%	6.04%	7.88%	10.30%	9.20%
Effect of preferred stock	(3.06)%	(2.89)%	(2.72)%	(2.32)%	—
Tangible common equity to tangible assets	(0.38)%	3.15%	5.16%	7.98%	9.20%
Non-interest expense	$48,808	$48,178	$45,258	$68,871	$40,382
Effect of goodwill impairment	—	—	—	(27,156)	—
Non-interest expense, excluding goodwill impairment	$48,808	$48,178	$45,258	$41,715	$40,382
Net (loss) income available to common stockholders	$(39,648)	$(25,114)	$(46,371)	$(35,409)	$1,361
Effect of goodwill impairment, net of $2,394 tax effect	—	—	—	24,762	—
Net (loss) income available to common stockholders, excluding goodwill impairment	$(39,648)	$(25,114)	$(46,371)	$(10,647)	$1,361
Total stockholders’ equity	$29,110	$68,232	$93,374	$141,164	$144,244
Effect of preferred stock	(32,549)	(32,121)	(31,717)	(31,339)	—
Common stockholders’ equity	$(3,439)	$36,111	$61,657	$109,825	$144,244
Average assets	$1,110,794	$1,118,646	$1,306,831	$1,258,662	$1,258,469
Effect of average intangible assets	(781)	(1,239)	(1,691)	(22,382)	(29,948)
Average tangible assets	$1,110,013	$1,117,407	$1,305,140	$1,236,280	$1,228,521

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Average total stockholders’ equity	$55,549	$84,486	$130,579	$166,803	$148,655
Effect of average preferred stock	(32,316)	(31,902)	(31,512)	(30,205)	—
Average common stockholders’ equity	23,233	52,584	99,067	136,598	148,655
Effect of average intangible assets	(781)	(1,239)	(1,691)	(22,382)	(29,948)
Average tangible common stockholders’ equity	$22,452	$51,345	$97,376	$114,216	$118,707
Per Share Data
Book value per common share	$(1.94)	$21.54	$37.55	$66.90	$87.80
Effect of intangible assets	(0.34)	(0.58)	(0.85)	(1.20)	(18.00)
Tangible book value per common share	$(2.28)	$20.86	$36.70	$65.70	$69.80
Net (loss) income, basic	$(24.58)	$(15.79)	$(29.46)	$(22.77)	$0.85
Effect of goodwill impairment, net of tax	—	—	—	15.97	—
Net (loss) income, excluding goodwill impairment, basic	$(24.58)	$(15.79)	$(29.46)	$(6.80)	$0.85
Net (loss) income, diluted	$(24.58)	$(15.79)	$(29.46)	$(22.77)	$0.85
Effect of goodwill impairment, net of tax	—	—	—	15.97	—
Net (loss) income, excluding goodwill impairment, diluted	$(24.58)	$(15.79)	$(29.46)	$(6.80)	$0.85

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation
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
Year Ended December 31, 2012
The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2012 and 2011, and results of operations for the three years ended December 31, 2012 as reflected in the audited financial statements.
Strategic Initiatives for 2012
During the last 18 months, the executive management team has been restructured and our Board has increased in size and strength. Our focus has largely been two-fold: implementing our business strategy and addressing the capital needs of the Bank. We believe our capital and business plans are positioning us appropriately for both short-term and long-term success.
Strategic Initiative—Strengthening Capital—On April 12, 2013, we announced the completion of our recapitalization. The recapitalization included a conversion of the TARP CPP Preferred Stock to common stock as well as an additional issuance of common stock to institutional and other accredited investors. On April 11, 2013, we issued approximately 9.9 million shares of our common stock to the U.S. Treasury ("Treasury") for full satisfaction of the Treasury TARP CPP investment, including all associated dividends and warrants. The Treasury immediately sold the common stock to institutional and other accredited investors previously identified by First Security for $1.50 per share. On April 12, 2013, we issued an additional approximately 50.8 million shares of common stock at 41.50 per share to institutional and other accredited investors. In aggregate, investors purchased 60,735,000 shares for $91.1 million, or $1.50 per share. On April 12, 2013, we downstreamed $65.0 million to FSGBank to improve FSGBank's regulatory capital ratios and to support future balance sheet growth. See Note 2 to our Consolidated Financial Statements for additional discussion.
Strategic Initiative—Strengthening Management—We have completed the restructuring of our executive and senior management team. Michael Kramer was appointed as CEO and President in December 2011. This was followed by the appointment of three executive vice presidents in February 2012; Chief Credit Officer, Retail Banking Officer and Director of FSGBank’s Wealth Management and Trust Department. We also promoted two tenured managers to the roles of Chief Administrative Officer in February 2012 and Chief Financial Officer in February 2011.
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
We believe our current Board possesses the level of banking, small business and leadership backgrounds which will allow it to provide a strong level of oversight to our management team. The Board is focused on establishing an overall business strategy that supports out fundamental objectives of creating long-term stockholder value.
Strategic Initiative—Improving Asset Quality— On December 10, 2012, we entered into an asset purchase agreement with a third party to sell certain loans. During the fourth quarter of 2012, we identified $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million loss to reduce the loan balance to the expected net proceeds. In February 2013, we sold these under- and non-performing loans.
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
For 2012, management implemented an incentive plan for the Special Assets department that rewards both reductions in nonperforming assets and achieving historical realization rates. We expect a continuation of the higher volume of nonperforming asset resolutions in 2013, which, when combined with the expectation of lower inflows into nonperforming loans, should reduce the overall level of nonperforming assets.

Strategic Initiative—Growing Deposit Market Share —The Retail Banking Officer is primarily responsible for managing the branch operations, including the implementation of a sales culture for growing core deposits. With significant brokered deposits maturing over the next 18 to 24 months, we have the opportunity to replace these high-cost deposits with traditional low-cost deposits. Clearly defined growth objectives were established for each of our 30 branch locations. The objectives supported the assumptions in the 2012 budget as well as certain aspects of various incentive plans. Leveraging our branches to grow market share with core deposits will reduce our cost of funds, increase our margin and assisting us in achieving overall profitability.
During 2012, we have achieved positive results in implementing our retail deposit strategy. From December 31, 2011 to December 31, 2012, $73 million of brokered deposits matured and we successfully replaced a majority of these high-cost deposits with core deposits. Pure deposits, defined as all transaction accounts, increased $39.9 million, or 10.7%, and core deposits increased $45.6 million, or 7.7%. In total, our customer deposits, defined as total deposits less brokered deposits, increased $61.6 million, which nearly offsets the brokered deposit maturities.
We expect to continue to grow pure and core deposit products per household as well as acquiring new customer relationships.
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
As of December 31, 2012, our total interest-bearing cash was $159.7 million compared to $249.3 million at December 31, 2011. During 2012, we have prudently reduced our excess cash position by investing in higher yielding assets, primarily investment securities and loans. Effective January 1, 2012, we implemented a lender incentive plan that included clearly defined goals by lending position as well as strong asset quality expectations. We believe this renewed focus on loan growth will result in our loan portfolio stabilizing and growing during 2013. During 2012, our loans declined by 7.1%. The year-to-date change is below our expectations, but we believe that this is largely attributable to loan sales and resolution of problem assets and net charge-offs that improved our asset quality during 2012. The Company has hired a new Chief Credit Officer which is resulting in changes in our credit culture and changes in our underwriting process. Our lenders have adapted to the new expectations and the loan pipeline has continued to increase. Additionally, we have hired multiple new lenders from large regional institutions within our footprint and we are realizing further growth in the loan pipeline. Generally, we do not place a loan on the pipeline unless there is a greater than 50% likelihood of that loan being approved within the next 90 days. Based on the new lenders and the process changes now fully implemented, we anticipate loan growth for 2013.
Since December 31, 2011, we have had net growth of approximately $61 million in our investment securities portfolio as we have actively invested our excess liquidity. We have purchased short duration investments to minimize future interest rate risk.
We believe a disciplined approach to allocating our excess liquidity into higher yielding assets will improve our yield on earning assets, increase our margin and assist us in achieving overall profitability.
Reverse Stock Split
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
Regulatory Matters
Effective September 7, 2010, First Security entered into the Agreement with the Federal Reserve Bank. The Agreement is designed to ensure that First Security is a source of strength to FSGBank. Substantially all of the requirements of the Agreement are similar to those already in effect for FSGBank pursuant to the Consent Order that is described below. On September 14, 2010, we filed a Current Report on Form 8-K describing the Agreement. The Form 8-K also provides a copy of the fully executed Agreement.

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
We are currently deemed not in compliance with certain provisions of the Order, including the capital requirements. The Order required FSGBank to maintain certain capital ratios within 120 days of it execution. The December 31, 2012 Call Report was the tenth public financial statement related to a period subsequent to the 120 day requirement. As of December 31, 2012, the Bank’s total capital to risk-weighted assets was 5.8% and the Tier 1 capital to adjusted total assets was 2.5%. The Bank has notified the OCC of the non-compliance with the requirements of the Order. As of April 15, 2013, the OCC has not accepted the submitted strategic or capital plans, as discussed in Note 2 to our consolidated financial statements, however, the OCC is currently reviewing the latest plans.
Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. Management believes the successful execution of the strategic initiatives discussed below will ultimately result in full compliance with the Order and position the Bank for long-term growth and a return to profitability.
Overview
Market Conditions
Most indicators point toward the overall U.S. economy continuing to improve during 2013. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.
Amazon.com opened two distribution centers in our markets in 2011. The $139 million investments created more than 2,000 full-time jobs and an additional 2,000 seasonal jobs in Hamilton and Bradley counties. Amazon is currently in the process of expanding its Chattanooga facility and anticipates the expansion will translate to additional hiring, with a peak of 5,000 positions in 2012.
The $1 billion Volkswagen automotive production facility has produced more than 100,000 Passats since beginning production on May 24, 2011. Volkswagen has invested $1 billion in the local economy for the Chattanooga plant and created more than 2,200 direct jobs in the region. According to independent studies, the Volkswagen plant is expected to generate $12 billion in income growth and an additional 9,500 jobs related to the project.
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
While the national economy continues to struggle to recover from the recession, with higher unemployment across the country, our larger market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have a lower unemployment rate of 7.2% and 6.0%, respectively, as of December 2012, than the Tennessee rate of 7.6%. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint, with the Dalton, Georgia MSA experiencing layoffs of approximately 4,600 jobs from June 2011 to June 2012. The unemployment rate in the Dalton MSA is 11.3% (as of December 2012) compared to the Georgia rate of 8.7%. All three MSAs have experienced a decrease in the number of unemployed workers since December 2011, with declines of 23.9% in Chattanooga, 29.2% in Knoxville and 21.3% in Dalton since the peak in June 2009. We believe these positive employment trends will continue into 2013.

Our market area has also benefited from an increasingly stable housing environment. According to the National Association of REALTORS, the median sales prices of existing single-family homes increased significantly in 2012, with the Chattanooga MSA increasing 11.5% and the Knoxville MSA increasing 4.1% year-over-year. The increase in the median sales price from 2010 to 2012 was 6.34% for the Chattanooga MSA and 0.3% for the Knoxville MSA compared to 2.2% increase for the nation and a 2.8% increase for the census region identified as the South as of December 31, 2012. The National Association of REALTORS forecasts median home prices to continue increasing in 2013 for both new and existing homes.
CPP Investment
On January 9, 2009, as part of the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) of the United States Department of Treasury (“Treasury”), we agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock"), having a liquidation preference of $1,000 per share and (2) a ten-year warrant to purchase up to 82,363 shares of our common stock, $0.01 par value, at an exercise price of $60.10 per share (the 'Warrant"), for an aggregate purchase price of $33 million in cash. The Preferred Shares qualify as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.
On April 11, 2013, as part of the recapitalization, Treasury will exchange the Series A Preferred Stock and the Warrant for shares of our common stock; Treasury will immediately sell such shares of common stock to investors.
As previously reported, William F. Grant, III and Robert R. Lane were elected to the First Security Board of Directors, in 2012. Both were elected to the pursuant to the terms of First Security’s outstanding Series A Preferred Stock. Under the terms of the Series A Preferred Stock, Treasury has the right to appoint up to two directors to First Security’s Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of nine quarterly dividend periods. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends for all past dividend periods have been paid or until Treasury no longer holds our securities. Members of the Board of Directors elected by Treasury have the same fiduciary duties and obligations to all of the shareholders of First Security as any other member of the Board of Directors.
While Treasury’s contractual rights do not address service on First Security’s subsidiary FSGBank’s Board of Directors, First Security has reviewed the qualifications of Mr. Lane and Mr. Grant and believes their respective appointments to the FSGBank Board of Directors is in the best interests of First Security and its stockholders.
Following the redemption of the securities held by Treasury on April 11, 2013, Treasury no longer has a contractual right to appoint directors to the Board of Directors. However, the Board of Directors requested that Mr. Grant and Mr. Lane continue their service on the Boards of both First Security and FSGBank, and each agreed to continue to serve.
Financial Results
As of December 31, 2012, we had total consolidated assets of $1.1 billion, total loans of $541.1 million, total deposits of $1.0 billion and stockholders’ equity of $29.1 million. In 2012, our net loss allocated to common stockholders was $39.6 million, resulting in a net loss of $24.58 per share (basic and diluted). During 2012, we recognized $20.9 million in provision for loan and lease losses.
As of December 31, 2011, we had total consolidated assets of $1.1 billion, total loans of $582.3 million, total deposits of $1.0 billion and stockholders’ equity of $68.2 million. In 2011, our net loss allocated to common stockholders was $25.1 million, resulting in a net loss of $15.79 per share (basic and diluted). During 2011, we recognized $10.9 million in provision for loan and lease losses.
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
Net interest income for 2012 declined by $4.2 million compared to 2011 primarily as a result of the reduction in the loan portfolio as well as the negative spread caused by brokered deposits issued in 2010. The provision for loan and lease losses increased $9.9 million, mostly as a result of the write-down on loans identified to be included as part of the loan sale described in note 29 to our consolidated financial statements. Noninterest income increased by $645 thousand primarily as a result of increased mortgage loan service fees and the gain on the sale of OREO. Noninterest expense increased by $630 thousand. The increase was largely due to increases in salary and benefit expense, partially offset by reduced write-downs and holding costs on OREO. Full-time equivalent employees were 322 at December 31, 2012 compared to 303 at December 31, 2011.

Net interest income for 2011 declined by $6.9 million compared to 2010 primarily as a result of the reduction in the loan portfolio as well as the negative spread caused by brokered deposits issued in 2010 and the associated increase in interest bearing cash. The provision for loan and lease losses decreased $22.7 million as a result of the decreased level of charge-offs. Noninterest income declined by $853 thousand primarily a result of lower deposit fees. Noninterest expense increased by $2.9 million. The increase was largely due to increases in write-downs and holding costs on OREO and repossessions, professional fees, and data processing expenses, partially offset by reductions in salary and benefit expense and FDIC insurance expense. Full-time equivalent employees were 303 at December 31, 2011, compared to 311 at December 31, 2010.
Our efficiency ratio increased to 148.5% in 2012 versus 132.3% in 2011 and 102.4% in 2010. The efficiency ratio for 2012 increased as a result of the combined $3.6 million decline in net interest income and noninterest income and the $630 thousand increase in noninterest expense. The stabilization and improvement of our efficiency ratio to more historical levels is dependent on our ability to stabilize the loan portfolio and reduce expenses associated with nonperforming assets.
Net interest margin in 2012 was 2.45%, or 32 basis points lower, compared to the prior period of 2.77%. The net interest margin of our peer group (as reported on the December 31, 2012 Uniform Bank Performance Report) was 3.75% and 3.81% for 2012 and 2011, respectively. During the fourth quarter of 2009 and first quarter of 2010, we issued over $255 million in brokered deposits to build excess cash reserves to reduce liquidity risk resulting from deteriorating asset quality and the Consent Order. Average other earning assets decreased to $196.0 million in 2012 from $219.3 million in 2011 and $217.4 million in 2010. The impact of the excess liquidity is estimated to have reduced our net interest margin by approximately 100 basis points. We anticipate that our margin will improve during 2013 as brokered deposits mature and the excess liquidity declines. Our expectations are dependent on our ability to raise core deposits, our loan and deposit pricing, and any possible actions by the Federal Reserve Board to the target federal funds rate.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in Note 1 under, “Accounting Policies, to the consolidated financial statements" and are integral to understanding this MD&A. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that we reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The following is a description of our critical accounting policies.
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
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value in accordance with applicable accounting guidance requires that we make a number of significant judgments. Accounting guidance provides three levels of fair value. Level 1 fair value refers to observable market prices for identical assets or liabilities. Level 2 fair value refers to similar assets or liabilities with observable market data. Level 3 fair value refers to assets and liabilities where market prices are unavailable or impracticable to obtain for similar assets or liabilities. Level 3 valuations require modeling techniques, such as discounted cash flow analysis. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability.
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
Results of Operations
We reported a net loss allocated to common stockholders for 2012 of $39.6 million versus $25.1 million for 2011 and $46.4 million for 2010. In 2012, the net loss per share was $24.58 (basic and diluted) on approximately 1.6 million weighted average shares outstanding. In 2011, the net loss per share was $15.79 (basic and diluted) on approximately 1.6 million weighted average shares outstanding. In 2010, the net loss per share was $29.46 (basic and diluted) on approximately 1.6 million weighted average shares outstanding. As above, these figures reflect the effect of the one-for-ten reverse stock split.
The net loss allocated to common shareholders in 2012 was above the 2011 level predominately as a result of higher provision expense and lower interest income. As of December 31, 2012, we had 30 banking offices, including the headquarters and 322 full time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2012	Change From Prior Year	Percent Change	2011	Change From Prior Year	Percent Change	2010	Change From Prior Year	Percent Change
	(in thousands, except percentages)
Interest income	$36,310	$(6,474)	(15.1)%	$42,784	$(12,132)	(22.1)%	$54,916	$(9,091)	(14.2)%
Interest expense	12,730	(2,275)	(15.2)%	15,005	(5,230)	(25.8)%	20,235	(1,563)	(7.2)%
Net interest income	23,580	(4,199)	(15.1)%	27,779	(6,902)	(19.9)%	34,681	(7,528)	(17.8)%
Provision for loan and lease losses	20,866	9,946	91.1%	10,920	(22,669)	(67.5)%	33,589	8,209	32.3%
Net interest income after provision for loan and lease losses	2,714	(14,145)	(83.9)%	16,859	15,767	1,443.9%	1,092	(15,737)	(93.6)%
Noninterest income	9,295	645	7.5%	8,650	(853)	(9.0)%	9,503	(832)	(8.1)%
Noninterest expense	48,808	630	1.3%	48,178	2,920	6.5%	45,258	(23,613)	(34.3)%
Net loss before income taxes	(36,799)	(14,130)	62.3%	(22,669)	11,994	(34.6)%	(34,663)	7,044	(16.9)%
Income tax provision (benefit)	771	379	96.7%	392	(9,287)	(95.9)%	9,679	17,931	217.3%
Net loss	(37,570)	(14,509)	62.9%	(23,061)	21,281	(48.0)%	(44,342)	(10,887)	(32.5)%
Preferred stock dividends and discount accretion	2,078	25	1.2%	2,053	24	1.2%	2,029	75	3.8%
Net loss allocated to common stockholders	$(39,648)	$(14,534)	57.9%	$(25,114)	$21,257	(45.8)%	$(46,371)	$(10,962)	(31.0)%
Further explanation, with year-to-year comparisons of the income and expense, is provided below.
Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2012, net interest income was $23.6 million, or 15.1% less than the 2011 level of $27.8 million, which was 19.9% less than the 2010 level of $34.7 million.
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

The following table summarizes net interest income on a fully tax-equivalent basis and average yields and rates paid for the years ended December 31, 2012, 2011 and 2010.
Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Years Ended,
	2012			2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages) (fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income[1,2]	$590,109	$31,264	5.30%	$647,920	$37,521	5.79%	$845,945	$49,127	5.81%
Debt securities—taxable	211,771	3,557	1.68%	127,399	3,488	2.74%	111,526	3,919	3.51%
Debt securities—non-taxable [2]	26,596	2,538	9.54%	34,049	1,953	5.74%	38,232	2,156	5.64%
Federal funds sold and other earning assets	195,996	512	0.26%	219,286	543	0.25%	217,442	517	0.24%
Total earning assets	1,024,472	$37,871	3.70%	1,028,654	$43,505	4.23%	1,213,145	$55,719	4.59%
Allowance for loan losses	(19,941)			(23,311)			(26,698)
Intangible assets	781			1,239			1,691
Cash & due from banks	13,416			9,924			8,117
Premises & equipment	29,248			30,174			32,362
Other assets	62,818			71,966			78,214
Total assets	$1,110,794			$1,118,646			$1,306,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$63,269	$191	0.30%	$60,733	$158	0.26%	$65,809	$186	0.28%
Money market accounts	135,688	966	0.71%	114,529	990	0.86%	133,298	1,315	0.99%
Savings deposits	40,078	79	0.20%	38,807	92	0.24%	38,582	102	0.26%
Time deposits less than $100 thousand	231,648	2,681	1.16%	207,570	2,940	1.42%	228,907	4,673	2.04%
Time deposits > $100 thousand	199,618	2,554	1.28%	153,803	2,517	1.64%	184,432	4,049	2.20%
Brokered CDs and CDARS®	198,454	5,862	2.95%	275,279	7,864	2.86%	335,416	9,372	2.79%
Brokered money markets and NOWs	—	—	—	—	—	—%	6,561	57	0.87%
Repurchase agreements	14,083	396	2.81%	15,170	439	2.89%	18,435	475	2.58%
Other borrowings	13	1	7.31%	67	5	7.46%	85	6	7.06%
Total interest bearing liabilities	882,851	12,730	1.44%	865,958	15,005	1.73%	1,011,525	20,235	2.00%
Net interest spread		$25,141	2.26%		$28,500	2.50%		$35,484	2.59%
Noninterest bearing demand deposits	158,765			157,209			154,719
Accrued expenses and other liabilities	13,629			10,993			10,018
Stockholders’ equity	52,243			80,478			124,825
Accumulated other comprehensive gain (loss)	3,306			4,008			5,744
Total liabilities and stockholders’ equity	$1,110,794			$1,118,646			$1,306,831
Impact of noninterest bearing sources and other changes in balance sheet composition			0.19%			0.27%			0.33%
Net interest margin			2.45%			2.77%			2.92%

1	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

2
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $1.6 million, $721 thousand and $803 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Change in Interest Income and Expense on a Tax Equivalent Basis

	2012 compared to 2011 increase (decrease) in interest income and expense due to changes in:			2011 compared to 2010 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Loans, net of unearned income	$(3,354)	$(2,903)	$(6,257)	$(11,500)	$(106)	$(11,606)
Debt Securities—taxable	2,315	(2,246)	69	558	(989)	(431)
Debt Securities—non-taxable	(426)	1,011	585	(236)	33	(203)
Federal funds sold and other earning assets	(53)	22	(31)	4	22	26
Total earning assets	(1,518)	(4,116)	(5,634)	(11,174)	(1,040)	(12,214)
Interest bearing liabilities:
NOW accounts	6	27	33	(14)	(14)	(28)
Money market accounts	178	(202)	(24)	(185)	(141)	(326)
Savings deposits	4	(17)	(13)	1	(11)	(10)
Time deposits less than $100 thousand	348	(607)	(259)	(436)	(1,297)	(1,733)
Time deposits > $100 thousand	750	(713)	37	(672)	(860)	(1,532)
Brokered CDs and CDARS®	(2,188)	187	(2,001)	(1,680)	172	(1,508)
Brokered money market accounts	—	—	—	(57)	—	(57)
Federal funds purchased	—	—	—	—	—	—
Repurchase agreements	(32)	(11)	(43)	(84)	49	(35)
Other borrowings	(4)	—	(4)	(1)	—	(1)
Total interest bearing liabilities	(938)	(1,336)	(2,274)	(3,128)	(2,102)	(5,230)
Increase (decrease) in net interest income	$(580)	$(2,780)	$(3,360)	$(8,046)	$1,062	$(6,984)
Net Interest Income—Volume and Rate Changes
Interest income in 2012 was $36.3 million, a 15.1% decrease from the 2011 level of $42.8 million, which was a 22.1% decrease from the 2010 level of $54.9 million. For 2012, average loans declined by $58 million, or 8.9%. The decline in average loans was largely offset by an increase of $84 million in taxable debt securities, partially offset by a $18 million increase in deposits. The net impact for changes in volumes of interest-earning assets in 2012 reduced interest income by $1.5 million. Decreased earnings from lower volumes of earning assets were partially offset by the decline in volume and yields on interest-bearing liabilities. Average loans decreased in 2012 by $58 million, or 8.9%, while average interest-bearing liabilities increased by 2.0% or $17 million, with average time deposits accounting for an increase of $18 million, a 2.1% increase and average money market accounts increasing by $21 million, an 18.5% increase, offset by average brokered deposits accounting for a reduction of $77 million, or 27.9%. The total impact on net interest income from changes in volume was a reduction of $600 thousand comparing 2012 to 2011. For 2011, average loans declined by $198 million, or 23.4%. The decline in average loans was largely offset by a $140 million decrease in deposits. The net impact for changes in volumes of interest-earning assets in 2011 reduced interest income by $11.2 million. Decreased earnings from lower volumes of earning assets were partially offset by the decline in volume and yields on interest-bearing liabilities. Average loans decreased in 2011 by $198 million, or 23.4%, while average interest-bearing liabilities declined by 14.4% or $146 million, with average brokered deposits accounting for $67 million, a 19.5% reduction. The total impact on net interest income from changes in volume was a reduction of $8 million comparing 2011 to 2010.
The reduction in yield on average earning assets reduced interest income by $4.1 million in 2012. The tax-equivalent yield on average earning assets declined 53 basis points in 2012 to 3.70% from 4.23% in 2011. The reduction in yield on earning assets was primarily attributable to a decline in yield on taxable investment securities to 1.68% in 2012 from 2.74% in 2011. The reduction in yield on average earning assets reduced interest income by $1.0 million in 2011. The tax-equivalent yield on average earning assets declined 36 basis points in 2011 to 4.23% from 4.59% in 2010. The reduction in yield on earning assets was primarily attributable to a decline in yield on taxable investment securities to 2.74% in 2011 from 3.51% in 2010. We continue to maintain an asset sensitive balance sheet, which means that earning assets reprice faster than interest bearing liabilities and thus interest income declines faster than interest expense in a declining rate environment and conversely, interest income will increase faster than interest expense in a rising rate environment.
Total interest expense was $12.7 million in 2012, compared to $15.0 million in 2011 and $20.2 million in 2010. Increases in retail and jumbo CDs of $24.1 million and $45.8 million, respectively, increased interest expense in 2012 by $1.1 million, while declining interest rates on those deposits reduced interest expense $1.3 million. During the fourth quarter of 2009 and first quarter of 2010, we issued over $255 million in brokered deposits to reduce the increasing liquidity risk associated with our declining asset quality. As we are restricted from renewing brokered deposits, our average balance of brokered deposits will decline as maturities occur. During 2012, brokered deposits decreased by $76.8 million, reducing interest expense by $2.2 million. Average brokered deposits decreased by $66.7 million in 2011, reducing interest expense by $1.7 million. For 2012, the net impact on changes in volume of interest bearing liabilities resulted in a $1.0 million decrease in interest expense. In 2011, the net impact on changes in volume of interest bearing liabilities resulted in a $3.1 million decrease to interest expense over 2010 levels.
Deposit pricing, especially for time deposits, typically lags changes in the target federal funds rate, and therefore we realized a consistent but gradual reduction in our costs of deposits throughout 2011 and 2012. The reduction of costs on interest bearing liabilities reduced interest expense $1.3 million in 2012 and $2.1 million in 2011. The average rate paid on interest bearing liabilities for 2012 decreased by 29 basis points to 1.44% after having decreased by 27 basis points from 2.00% to 1.73% in 2011. The average rate paid on in-market retail CDs declined by 26 basis points and the average rate paid on jumbo CDs declined by 36 basis points, resulting in a savings of $1.3 million.
We expect average earning assets to stabilize in 2013 as loan volume improves and investment securities increase through the reallocation of our excess cash reserves into higher yielding assets. The average yield on loans in 2013 is anticipated to decline slightly compared to 2012 as we expect to operate in a more competitive environment during 2013. We expect average brokered deposits to decline during 2013 while all other interest bearing liabilities increase, with average interest bearing liabilities comparable to 2011 levels. Rates paid on deposits are expected to decline slightly compared to 2012 rates as higher rate brokered CDs are replaced with lower rate core deposits or funded from our excess liquidity.
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
Our net interest rate spread (on a tax equivalent basis) was 2.26% in 2012, 2.50% in 2011 and 2.59% in 2010, while the net interest margin (on a tax equivalent basis) was 2.45% in 2012, 2.77% in 2011 and 2.92% in 2010. The decrease in the net interest spread and net interest margin for 2012 and 2011 was primarily due to reductions in our loan portfolio as well as the negative spread created by the issuance of brokered deposits in late 2009 and early 2010. Noninterest bearing deposits contributed 19 basis points to the margin during 2012 compared to 27 basis points in 2011 and 33 basis points in 2010.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into income over the remaining life of the originally hedged items. The swaps added $1.3 million, $1.8 million and $2.0 million in interest income for the years ended December 31, 2012, 2011 and 2010, respectively.

We anticipate our net interest spread and net interest margin to stabilize and improve during 2013. However, improvement is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.
Provision for Loan and Lease Losses
The provision for loan and lease losses charged to operations during 2012 increased $10.0 million to $20.9 million in 2012, compared to $10.9 million in 2011 and $33.6 million in 2010. Net charge-offs totaled $26.7 million for 2012, $15.3 million for 2011, and $36.1 million for 2010. Net charge-offs as a percentage of average loans were 4.52% in 2012, 2.36% in 2011 and 4.27% in 2010. We estimate the allowance for loan losses quarterly, as described in detail below. The allowance is funded through provision expense. For 2012, various factors contributed to a higher provision expense. Primarily, net charge-offs significantly increased in 2012 as compared to 2011. This was, in part, due to the markdowns relating to the sale of certain under-and non-performing loans, as discussed in Note 29 to the Consolidated Financial Statements. Additionally, the allowance to total loans ratio and the required allowance decreased during 2012 mostly as a result of the decrease in the loan portfolio. Collectively, these factors resulted in a provision expense of $20.9 million, or approximately 91% more than 2011.
The increase in our provision for loan and lease losses in 2012 relative to 2011 was mostly due to increased net charge-offs, in particular, charge-offs related to the purchase agreement to sell certain under-and nonperforming loans. In addition, our analysis of probable incurred losses in the loan portfolio in relation to the reduction of our portfolio, the level of impaired, past due, charged-off, classified and non-performing loans, as well as general economic conditions. During 2012, while we experienced higher charge-offs, we had lower levels of classified and non-performing loans, and thus, we decreased the ratio of the allowance to total loans to 2.55% from 3.37%. In 2011, we increased our allowance for loan and lease losses from 3.30% of total loans as of December 31, 2010 to 3.37% of total loans as of December 31, 2011. The provision expense associated with decreasing our reserve as a percentage of loans was approximately $4.7 million in 2012 and $0.3 million in 2011. As of December 31, 2012, we determined our allowance of $13.8 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Loss section of MD&A.
We will continue to provide provision expense to maintain an allowance level adequate to absorb known and probable incurred losses inherent in our loan portfolio. As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for 2013. Furthermore, the provision expense could materially increase or decrease in 2013 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.
Noninterest Income
Total noninterest income for 2012 was $9.3 million compared to $8.7 million in 2011 and $9.5 million in 2010. The following table presents the components of noninterest income for years ended December 31, 2012, 2011 and 2010.
Noninterest Income

	For the Years Ended
	2012	Percent Change	2011	Percent Change	2010
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$2,227	(4.7)%	$2,337	(21.4)%	$2,973
Service charges on deposit accounts	805	2.5%	785	(16.4)%	939
Point-of-sale (POS) fees	1,367	1.4%	1,348	6.1%	1,270
Mortgage loan and related fees	974	32.2%	737	(18.9)%	909
Bank-owned life insurance income	995	(1.2)%	1,007	(2.4)%	1,032
Net gain (loss) on sales of available-for-sale securities	154	100.0%	—	(100.0)%	57
Other income	2,773	13.8%	2,436	4.9%	2,323
Total noninterest income	$9,295	7.5%	$8,650	(9.0)%	$9,503

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $3.0 million, or 33% of total noninterest income, compared with $3.1 million, or 36% of total noninterest income for 2011, and $3.9 million, or 41% of total noninterest income for 2010. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees increased 1.4% to $1.4 million in 2012 compared to 2011. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Mortgage loan and related fees for 2012 were $974 thousand, compared to $737 thousand in 2011 and $909 thousand in 2010.
Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgages originated for sale in the secondary markets totaled $45.3 million for 2012, $30.0 million for 2011 and $46.2 million for 2010. Mortgages sold in the secondary market totaled $43.9 million for 2012, $30.4 million for 2011 and $44.9 million for 2010. For 2013, due to an increased number of seasoned mortgage originators and improved market conditions, we plan to increase loan and fee volumes.
Bank-owned life insurance income decreased slightly to $995 thousand for 2012 compared to a consistent $1.0 million for 2011 and 2010. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. Additionally, the insurance death benefit will be a tax free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 5.5% during 2012.
During 2012, we sold approximately $20.6 million of available-for-sale securities for a net gain of $154 thousand. During 2011, we did not sell any available-for-sale securities. During 2010, we sold approximately $14.8 million of investment securities for a net gain of $57 thousand.
Other income for 2012 was $2.8 million, compared to the 2011 level of $2.4 million and the 2010 level of $2.3 million. The components of other income primarily consist of ATM fee income, trust fee income, underwriting revenue, safe deposit box fee income and gains on sales of other real estate, repossessions, leased equipment and premises and equipment. Gains on sales increased $758 thousand and trust fees decreased $213 thousand in 2012 compared to 2011. We anticipate our other income to be consistent or to increase in 2013.

Noninterest Expense
Total noninterest expense for 2012 was $48.8 million, compared to $48.2 million in 2011 and $45.3 million in 2010. For 2012, increased salaries and benefits and furniture and equipment expenses fully offset the savings from decreased costs associated with nonperforming assets. The following table represents the components of noninterest expense for the years ended December 31, 2012, 2011 and 2010.
Noninterest Expense

	For the Years Ended
	2012	Percent Change	2011	Percent Change	2010
	(in thousands, except percentages)
Salaries and benefits	$20,446	16.4%	$17,571	(7.2)%	$18,926
Occupancy	3,403	3.6%	3,286	(5.9)%	3,493
Furniture and equipment	2,412	38.5%	1,741	(14.3)%	2,032
Professional fees	3,382	(1.4)%	3,430	9.1%	3,144
FDIC insurance	3,352	1.9%	3,289	(13.5)%	3,803
Data processing	1,983	18.8%	1,669	14.2%	1,462
Write-downs on other real estate owned and repossessions	5,051	(25.6)%	6,788	91.8%	3,539
Losses on other real estate owned, repossessions and fixed assets	782	(43.5)%	1,384	19.1%	1,162
OREO and repossession holding costs	1,591	(31.5)%	2,322	41.8%	1,637
Intangible asset amortization	382	(20.3)%	479	4.8%	457
Communications	523	(7.4)%	565	(8.4)%	617
Printing and supplies	391	26.9%	308	(14.0)%	358
Advertising	297	(8.0)%	323	108.4%	155
Other expense	4,813	(4.2)%	5,023	12.3%	4,473
Total noninterest expense	$48,808	1.3%	$48,178	6.5%	$45,258
Total salaries and benefits increased $2.9 million, or 16.4% in 2012 compared to 2011. The increase in salaries and benefits is primarily related to 26 additional full-time equivalent employees as of December 31, 2012 compared to December 31, 2011. As of December 31, 2012, we had 30 full service banking offices with 329 full-time equivalent employees. As of December 31, 2011, we had 30 full service banking offices with 303 full-time equivalent employees. As of December 31, 2010, we had 37 full service banking offices and one leasing/loan production facility with 311 full-time equivalent employees.
Total occupancy expense for 2012 increased by 3.6% compared with 2011, which was 5.9% lower than total occupancy expense in 2010. The increase in 2012 was mainly due to increases in lease expense for branch locations, while the decrease in 2011 was primarily due to closing seven branches in 2011. As of December 31, 2012, we leased six facilities and the land for three branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.
Furniture and equipment increased due to to software licenses and electronic banking fees related to the core conversion during 2012. Communication expense decreased both in 2012 and 2011 due to cost controls implemented. Printing and supplies expense decreased in 2011 due to cost controls implemented but increased in 2012 due to increased check activity and additional full-time equivalent employees. Advertising expenses decreased in 2012 but have increased from 2010 due to increased marketing.
Professional fees decreased by $48 thousand, or 1.4% from 2011 to 2012 , and increased $286 thousand, or 9.1%, from 2010 to 2011. The decreased amount of professional fees is primarily due to legal cost savings associated with the lower levels of non-performing assets during the last six months of 2012. Professional fees also include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters. We anticipate professional fees to be consistent or lower for 2013.

The premium paid for FDIC deposit insurance increased $63 thousand in 2012 compared to 2011, compared to a decrease of $514 thousand to $3.3 million in 2011 compared to 2010 . The increase for 2012 is an indirect result of the items in the Consent Order, including the deterioration of our asset quality and its impact on our financial results, among other items. The decrease in 2011 was the result of a change in the calculation of the FDIC insurance premium base as the result of the Dodd-Frank Act, more fully described above. We anticipate professional fees to be consistent or lower for 2013.
Data processing expense was higher in 2012 compared to 2011 and 2010. The increase for 2012 was partially driven by one-time charges as a result of our core conversion. The monthly fees associated with data processing are typically based on transaction volume.
Write-downs on OREO and repossessions decreased $1.7 million, or 25.6%, from 2011 to 2012, and increased $3.2 million, or 91.8%, from 2012 to 2011. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if indications exist that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to our book value. As a result of this analysis, write-downs decreased during 2012 as a result of a decreased rate of foreclosure in 2012 and additional write-downs during 2011 to reduce each property to the historical realization rates. Write-downs for 2013 are dependent on real estate market conditions and our ability to liquidate properties.
Losses on OREO, repossessions and fixed assets decreased $602 thousand, or 43.5% from 2011 to 2012, and increased $222 thousand, or 19.1% from 2010 to 2011. The majority of losses were related to sales of foreclosed properties. For 2013, we anticipate consistent or lower levels in losses as we liquidate existing properties with the continued market recovery.
OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs decreased $731 thousand, or 31.5% from 2011 to 2012, and increased $685 thousand, or 41.8% from 2010 to 2011. Historically, our holding costs have been commensurate with the level of nonperforming assets. For 2013, we anticipate comparable or lower holding costs depending on our ability to maintain our OREO portfolio at decreased levels.
Intangible asset amortization decreased by $97 thousand, or 20.3%, in 2012 compared to 2011 and increased by $22 thousand, or 4.8%, in 2011 as compared to 2010. The core deposit intangible assets amortize on an accelerated basis over an estimated useful life of ten years. The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2013	2014	2015	2016	2017
	(in thousands)
Core deposit intangible amortization expense	$270	$196	$134	$—	$—
Other expense decreased by $210 thousand, or 4.2%, for 2012 compared to 2011, and increased by $550 thousand, or 12.3%, for 2011 compared to 2010. The decrease in 2012 is primarily the result of decreased franchise tax expense and 2011 shareholder expenses being inflated due to the 10-for-1 reverse stock split. The increase in 2011 is primarily the result of increased costs of insurance as well as higher shareholder expenses associated with the 10-for-1 reverse stock split.
Income Taxes
We recorded income tax expense of $771 thousand in 2012, compared to income tax expense of $392 thousand in 2011 and income tax expense of $9.7 million in 2010. We recorded a deferred tax valuation allowance of $16.0 million, $9.5 million and $24.6 million for the years 2012, 2011 and 2010, respectively. The deferred tax valuation allowance reduces our net deferred tax assets to an amount that we consider realizable, which is zero. A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the forecasts of future income based on our recapitalization of the Company. Negative evidence included cumulative losses in recent years. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit.
At December 31, 2012, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalties and interest will be accrued in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements. At January 1, 2010, we had accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. During 2010 and 2011, certain tax refunds were withheld and applied to the disputed uncertain tax position.On April 30, 2012, the Company entered into a compromise and settlement of its uncertain tax position for tax years through December 31, 2011. The settlement provided for payment by the Company of approximately $273 thousand on its $1.0 million uncertain tax position. The settlement resulted in a recovery of approximately $727 thousand, recorded as a tax benefit during the second quarter of 2012.
On October 30, 2012, the Company adopted a Tax Benefits Preservation Plan (the "NOL Rights Plan") and declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) for each outstanding share of the Company's common stock, par value $0.01 per share (the “Common Stock”), payable to holders of record as of the close of business on November 12, 2012 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series B Participating Preferred Stock, no par value, of the Company (the “Series B Preferred Stock”), at a purchase price equal to $20.00 per one one-thousandth of a share, subject to adjustment (the “Rights or Series B Purchase Price”). The description and terms of the Rights are set forth in the Plan, dated October 30, 2012, as the same may be amended from time to time, between the Company and Registrar and Transfer Company, as Rights Agent.
Purpose of the NOL Rights Plan
The Company has previously experienced substantial net operating losses, which it may carryforward in certain circumstances to offset current and future taxable income and thus reduce its federal income tax liability, subject to certain requirements and restrictions. The purpose of the NOL Rights Plan is to help preserve the value of the Company's deferred tax assets, such as its net operating losses (“Tax Benefits”), for U.S. federal income tax purposes.
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
On October 30, 2012, in connection with the adoption of the NOL Rights Plan, the Company filed Articles of Amendment to the Charter of Incorporation (the “Articles Amendment”) with the Secretary of State of the State of Tennessee. Further details about the Plan and the Articles Amendment can be found in Exhibits 3.1 and 4.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2012.
Statement of Financial Condition
Our total assets were $1.1 billion at December 31, 2012, a decrease of $51.3 million, or 4.6%, over 2011. The decline in assets was concentrated in our interest bearing deposits in banks, the loan portfolio and other real estate owned, which declined $89.6 million, $41.1 million and $11.7 million during 2012, respectively. The decline in interest bearing deposits in banks, loans and other real estate owned was partially offset by increases in investment securities and loans held for sale by $61.0 million and $23.7 million, respectively. During 2013, we anticipate that our total assets will increase as loans grow in response to increased marketing and lender accountability measures. Additionally, we anticipate funding prudent investment opportunities through growth in core deposits and with our existing cash reserves.
Loans
The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances during 2012.
During 2012, total loans declined $41.1 million, or 7.1%, compared to year-end 2011. The decrease in loan balances is primarily associated with declines in our exposure to construction and land development loans of $20.4 million, or 38%, and residential 1-4 family real estate loans of 27.2 million, or 13%. Multi-family and farmland real estate loans, consumer installment loans and leases all declined as well. A large portion of the decline in total loans was due to the transfer of loans originally held-for-investment to loans held-for-sale. Commercial real estate loans increased by $26.6 million, or 14%, primarily due to purchases of U.S. government-guaranteed loans during the year. The purchases of the guaranteed portion of the U.S. government-guaranteed loans provide a higher rate of return for our excess liquidity and reduces the overall credit risk of our loan portfolio. Commercial and industrial loans also saw a small increase.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate our loans to grow during 2013. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity to maintain appropriate capital levels.
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
The following table presents a summary of the loan portfolio by category for the last five years.
Loans Outstanding

	As of December 31,
	2012	Percent Change	2011	Percent Change	2010	Percent Change	2009	Percent Change	2008
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$188,191	(12.6)%	$215,364	(13.7)%	$252,026	(10.4)%	$281,354	(5.1)%	$296,454
Commercial	221,655	13.6%	195,062	(13.8)%	226,357	(12.9)%	259,819	10.7%	234,630
Construction	33,407	(37.9)%	53,807	(36.1)%	84,232	(45.0)%	153,144	(21.3)%	194,603
Multi-family and farmland	17,051	(46.2)%	31,668	(13.0)%	36,393	(4.1)%	37,960	10.8%	34,273
	460,304	(7.2)%	495,901	(16.8)%	599,008	(18.2)%	732,277	(3.6)%	759,960
Commercial loans	61,398	3.0%	59,623	(28.0)%	82,807	(43.3)%	146,016	(7.5)%	157,906
Consumer loans	13,387	(33.1)%	20,011	(40.9)%	33,860	(30.8)%	48,927	(16.1)%	58,296
Leases, net of unearned income	568	(80.5)%	2,920	(63.1)%	7,916	(59.9)%	19,730	(36.1)%	30,873
Other	5,473	43.7%	3,809	(8.8)%	3,500	(30.9)%	5,068	11.4%	4,549
Total loans	541,130	(7.1)%	582,264	(19.6)%	727,091	(23.6)%	952,018	(5.9)%	1,011,584
Allowance for loan and lease losses	(13,800)	(29.6)%	(19,600)	(18.3)%	(24,000)	(9.4)%	(26,492)	52.4%	(17,385)
Net loans	$527,330	(6.3)%	$562,664	(19.7)%	$703,091	(24.0)%	$925,526	(6.9)%	$994,199
Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.

Loans by Collateral Type

	As of December 31,
	2012	% of Loans	2011	% of Loans	2010	% of Loans	2009	% of Loans	2008	% of Loans
	(in thousands, expect percentages)
Secured by real estate:
Construction and land development	$33,407	6.2%	$53,807	9.2%	$84,232	11.6%	$153,144	16.1%	$194,603	19.2%
Farmland	8,373	1.5%	9,729	1.7%	11,793	1.6%	12,077	1.3%	11,470	1.1%
Home equity lines of credit	63,370	11.7%	71,783	12.3%	81,742	11.2%	88,770	9.3%	88,708	8.8%
Residential first liens	119,094	22.0%	136,306	23.7%	161,622	22.2%	181,740	19.1%	196,734	19.4%
Residential junior liens	5,727	1.1%	7,275	1.2%	8,662	1.2%	10,844	1.1%	11,012	1.1%
Multi-family residential	8,678	1.6%	21,939	3.7%	24,600	3.4%	25,883	2.7%	22,803	2.3%
Non-farm and non-residential	221,655	41.0%	195,062	33.4%	226,357	31.1%	259,819	27.3%	234,630	23.2%
Total Real Estate	460,304	85.1%	495,901	85.2%	599,008	82.3%	732,277	76.9%	759,960	75.1%
Other loans:
Commercial—leases, net of unearned	568	0.1%	2,920	0.5%	7,916	1.1%	19,730	2.1%	30,873	3.1%
Commercial and industrial	61,398	11.3%	59,623	10.2%	82,807	11.4%	146,016	15.4%	157,906	15.6%
Agricultural production	458	0.1%	564	0.1%	1,165	0.2%	2,151	0.2%	1,945	0.1%
Consumer installment loans	13,387	2.5%	20,011	3.4%	33,860	4.7%	48,927	5.1%	58,296	5.8%
Other	5,015	0.9%	3,245	0.6%	2,335	0.3%	2,917	0.3%	2,604	0.3%
Total other loans	80,826	14.9%	86,363	14.8%	128,083	17.7%	219,741	23.1%	251,624	24.9%
Total loans	$541,130	100.0%	$582,264	100.0%	$727,091	100.0%	$952,018	100.0%	$1,011,584	100.0%

The following schedule illustrates the contractual maturity of portions of First Security's loan portfolio at December 31, 2012.  Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  Demand loans, or loans with no stated maturity date, are shown as maturing in less than one year. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Our loan policy does not permit automatic roll-over of matured loans.

Maturity	Construction and land development loans			Commercial and industrial loans			All loans
(in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Less than three months	$3,790	$2,020	$5,810	$5,816	$5,414	$11,230	$30,438	$22,508	$52,946
Over three to twelve months	4,409	7,476	11,885	6,595	18,270	24,865	75,726	36,379	112,105
One year to five years	11,900	228	12,128	17,685	4,039	21,724	249,746	5,756	255,502
Over five years	$3,012	$572	$3,584	$3,579	$—	$3,579	$71,455	$49,122	$120,577
Total	$23,111	$10,296	$33,407	$33,675	$27,723	$61,398	$427,365	$113,765	$541,130

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
Our allowance for loan and lease losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance compared to a group of peer banks. During their routine examinations of banks, the regulators may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, their credit evaluations and allowance methodology differ materially from the bank’s methodology. We believe our allowance methodology is in compliance with regulatory inter-agency guidance as well as applicable GAAP guidance.
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
Allowance—Analysis and Discussion
The following table presents an analysis of the changes in the allowance for loan and lease losses for the past five years. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $24 thousand for each of 2012, 2011, 2010, 2009 and 2008. The reserve for unfunded commitments is included in other liabilities in our consolidated balance sheets and totaled $258 thousand and $253 thousand as of December 31, 2012 and 2011, respectively.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the Years Ending December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentages)
Allowance for loan and lease losses—
Beginning of period	$19,600	$24,000	$26,492	$17,385	$10,956
Provision for loan and lease losses	20,866	10,920	33,589	25,380	15,729
Sub-total	40,466	34,920	60,081	42,765	26,685
Charged-off loans:
Real estate—residential 1-4 family	8,153	2,180	2,572	1,778	1,492
Real estate—commercial	8,316	6,928	2,955	1,505	—
Real estate—construction	6,897	5,581	10,514	1,801	982
Real estate—multi-family and farmland	2,511	207	1,150	58	—
Commercial loans	3,095	3,235	16,420	8,109	3,468
Consumer installment loans and other	476	334	1,110	1,217	2,350
Leases, net of unearned income	894	929	2,050	2,214	1,227
Total charged-off	30,342	19,394	36,771	16,682	9,519
Recoveries of charged-off loans:
Real estate—residential 1-4 family	229	404	56	35	25
Real estate—commercial	366	222	160	9	—
Real estate—construction	1,013	744	7	23	1
Real estate—multi-family and farmland	12	384	—	3	6
Commercial loans	406	894	326	166	15
Consumer installment loans and other	662	954	141	167	172
Leases, net of unearned income	988	472	—	6	—
Total recoveries	3,676	4,074	690	409	219
Net charged-off loans	26,666	15,320	36,081	16,273	9,300
Allowance for loan and lease losses—end of period	$13,800	$19,600	$24,000	$26,492	$17,385
Total loans—end of period	$541,130	$582,264	$727,091	$952,018	$1,011,584
Average loans	$590,109	$647,920	$845,945	$977,758	$997,371
Net loans charged-off to average loans	4.52%	2.36%	4.27%	1.66%	0.93%
Provision for loan and lease losses to average loans	3.54%	1.69%	3.97%	2.60%	1.58%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.55%	3.37%	3.30%	2.78%	1.72%
Non-performing loans	51.63%	39.41%	40.73%	53.01%	82.16%
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

Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate—residential 1-4 family	$6,207	34.8%	$6,368	37.0%	$7,346	34.7%	$5,037	29.6%	$3,760	29.3%
Real estate—commercial	3,736	41.0%	6,227	33.5%	5,550	31.1%	4,525	27.3%	2,599	23.2%
Real estate—construction	667	6.2%	1,485	9.2%	2,905	11.6%	6,706	16.0%	3,919	19.2%
Real estate—multi-family and farmland	741	3.1%	728	5.4%	761	5.0%	766	4.0%	366	3.4%
Commercial loans	2,103	11.3%	3,649	10.2%	5,692	11.4%	6,953	15.4%	3,149	15.6%
Consumer loans	272	2.5%	405	3.4%	813	4.7%	1,107	5.1%	872	5.8%
Leases, net of unearned income	47	0.1%	718	0.5%	917	1.1%	1,386	2.1%	2,588	3.1%
Other and unallocated	27	1.0%	20	0.8%	16	0.4%	12	0.5%	132	0.4%
Total	$13,800	100.0%	$19,600	100.0%	$24,000	100.0%	$26,492	100.0%	$17,385	100.0%

1	Represents the percentage of loans in each category to total loans.
Over the last year, our allowance as a percentage of total loans has significantly decreased mostly due to a decrease in the loan portfolio caused by charge-offs of non-performing loans. The allowance to total loans decreased to 2.55% as of December 31, 2012, compared to 3.37% as of December 31, 2011 and 3.30% as of December 31, 2010. As of December 31, 2012, $13.7 million of the allowance was associated with general reserves and $50 thousand was associated with specific reserves.
The following table provides the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2012:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases, net of unearned income	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130

As of December 31, 2012, the largest components of the allowance were associated with 1-4 family residential real estate loans, commercial loans and commercial real estate loans. These classifications have higher levels of substandard, non-impaired loans. These loans are subject to general allowance allocations based on historical loss and qualitative and environmental factors. The allowance allocation associated with commercial real estate loans declined by $2.6 million during 2012. The allowance allocated to commercial and industrial loans declined by $1.6 million during 2012. Each is a result of significant charge-offs during 2012 as well as a declining level of substandard, impaired loans at year-end. In addition, we have approximately $50.0 million in government guaranteed loans that drive the required allowance for loan and lease losses down. The elevated level of charge-offs in 2012 will continue to impact the loss factors within the allowance during future periods.
We believe that the allowance for loan and lease losses at December 31, 2012 is sufficient to absorb probable, incurred losses inherent in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Asset section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives for 2012 and Beyond
Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of December 31, 2012, our loan portfolio was 50.9% of total assets. Over the past three and half years, we’ve implemented a number of significant strategies to further address our asset quality. The implementation of these strategies has assisted our ability to reduce our total nonperforming loans in 2012 by $23.0 million, or approximately 46.3%, and to reduce our total nonperforming assets by $35.0 million, or approximately 46.6%. We believe our continued implementation of these, and related, strategies, will enable us to show further improvement in our asset quality in 2013.
During the fourth quarter of 2009, we began the process of restructuring our credit administration department to add additional depth and expertise and to fully centralize our credit underwriting process. With the additional depth and expertise of the restructured credit department, in 2010 we centralized our loan underwriting, document preparation and collections processes. This centralization has improved consistency, increased quality and provided higher levels of operational efficiencies. Collectively, we believe these changes will assist in reducing current and future non-performing assets
Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. To achieve such coverage, we have continued to use third parties to supplement the coverage of our internal loan review department. During 2012, we achieved the 60% to 70% review of our portfolio over a 12-month cycle, focusing on a risk-based approach. We anticipate similar coverage for 2013.
During the second half of 2010, we began outsourcing the marketing and sales process of our OREO properties to market leading real estate companies. We experienced higher volumes of OREO sales in 2011 and 2012, and we expect to continue seeing high levels of sales into 2013.
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
Asset Quality and Non-Performing Assets Analysis and Discussion
Our asset quality ratios were mixed in 2012 compared to 2011. As of December 31, 2012, our allowance for loan and lease losses as a percentage of total loans was 2.55% compared to 3.37% as of December 31, 2011. Net charge-offs were 4.52% of average loans for 2012 compared to 2.36% for 2011. Non-performing loans to total loans decreased to 4.94% as of year-end 2012 from 8.54% as of year-end 2011, while non-performing assets as a percentage of total assets improved from 6.74% at year-end 2011 to 3.78% at year-end 2012. The allowance as a percentage of total non-performing loans was 51.63% as of year-end 2012 compared to 39.41% for 2011.

Non-performing assets include non-accrual loans, loans past due over ninety days and still accruing, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns related to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table, which includes both loans held-for-sale and loans held-for-investment, presents our non-performing assets and related ratios.
Nonperforming Assets

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentages)
Nonaccrual loans	$25,071	$46,907	$54,082	$45,454	$18,453
Loans past due 90 days and still accruing	1,656	2,822	4,838	4,524	2,706
Total nonperforming loans	$26,727	$49,729	$58,920	$49,978	$21,159
Other real estate owned	$13,441	$25,141	$24,399	$15,312	$7,145
Repossessed assets	8	302	763	3,881	1,680
Total nonperforming assets	$40,176	$75,172	$84,082	$69,171	$29,984
Nonperforming loans as a percentage of total loans	4.94%	8.54%	8.10%	5.25%	2.09%
Nonperforming assets as a percentage of total assets	3.78%	6.74%	7.20%	5.11%	2.35%
The following table provides further information, including classification, for nonaccrual loans and other real estate owned for the past three years.
Non-Performing Assets—Classification and Number of Units

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Units	Amount	Units	Amount	Units
	(in thousands, except units)
Nonaccrual loans
Construction/development loans	$4,516	41	$14,683	30	$25,586	56
Residential real estate loans	9,217	217	10,877	107	8,906	84
Commercial real estate loans	6,150	69	13,288	38	10,007	30
Commercial and industrial loans	3,104	56	3,087	32	4,228	26
Commercial leases	436	42	2,244	96	3,459	59
Consumer and other loans	1,648	34	2,728	24	1,896	18
Total	$25,071	459	$46,907	327	$54,082	273
Other real estate owned
Construction/development loans	$6,163	351	$12,225	89	$10,821	67
Residential real estate loans	1,921	86	6,579	63	8,266	63
Commercial real estate loans	4,211	39	5,380	22	5,312	20
Multi-family and farmland loans	873	3	541	2	—	—
Commercial and industrial loans	273	2	416	2	—	—
Total	$13,441	481	$25,141	178	$24,399	150
Nonaccrual loans, including loans held-for-sale and loans held-for-investment, totaled $25.1 million, $46.9 million and $54.1 million as of December 31, 2012, 2011 and 2010, respectively. Of the nonaccrual loans as of December 31, 2012, $11.7 million relate to loans held for investment and $13.4 million relate to loans transferred into the held-for-sale category. Loans past due ninety days and still accruing include $718 thousand from loans held for investment and $938 thousand of loans transferred into loans held-for-sale. See Notes 5 and 6 of our consolidated financial statements for further discussion. We place loans on nonaccrual when we have concerns relating to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As previously described, we have individually reviewed each nonaccrual relationship in excess of $500 thousand for possible impairment. We measure impairment by adjusting the loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices. As of December 31, 2012, the book value of impaired loans totaled $5.4 million, or 84% less than impaired loans as of December 31, 2011. The associated unpaid principal balances of the impaired loans totaled $11.0 million as of December 31, 2012. This represents an approximately 51% discount through previously recorded partial charge-offs and specific reserves currently in the allowance. As of December 31, 2011, the book value of impaired loans totaled $33.5 million with the unpaid principal balances totaling $42.8 million.
From year-end 2011 to year-end 2012, nonaccrual loans decreased by $21.8 million, or 46.6%. As shown above, construction and land development nonaccrual loans decreased by $10.2 million to $4.5 million and commercial real estate nonaccrual loans decreased by $7.1 million to $6.1 million comparing year-end 2011 to year-end 2012. These decreases were primarily due to migration to OREO and repossessions, as well as charge-offs and principal payments. We are actively pursuing the appropriate strategies to reduce the current level of nonaccrual loans.
Other real estate owned decreased to $13.4 million as of December 31, 2012 compared to $25.1 million as of December 31, 2011. We have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. During 2012, we sold 205 properties for $15.1 million, compared to 78 sold properties for $10.5 million in 2011. During April 2012, we conducted a bulk auction on approximately 90 properties consisting of smaller balance 1-4 family residential and lot properties. The results of this auction allowed our special assets department to focus on the larger value properties remaining in our portfolio. We expect continued OREO resolutions during 2013 due to our new approach to marketing these properties and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing were $1.7 million as of December 31, 2012 compared to $2.8 million as of December 31, 2011. Of these past due loans as of December 31, 2012, residential 1-4 family real estate loans totaled $1,009 thousand, or 61% of the total past dues while commercial and industrial loans totaled $484 thousand, or 29% of the total.
As of December 31, 2012, we owned repossessed assets, which are carried at fair value less anticipated selling costs, in the amount of $8 thousand compared to $302 thousand as of December 31, 2011. The majority of our repossessions are related to our leasing portfolio that primarily includes trucking and construction equipment leases.
Our asset quality ratios are less favorable compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), consists of all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios as of December 31, 2012 compared to our UBPR peer group ratios.
Asset Quality Ratios

	First Security	UBPR Peer Group
Allowance for loan and lease losses to total loans	2.55%	1.80%
Non-performing loans[1] as a percentage of gross loans	4.94%	2.02%
Non-performing loans[1] as a percentage of the allowance	193.67%	114.63%
Non-performing loans[1] as a percentage of equity capital	91.81%	11.96%
Non-performing loans[1] plus OREO as a percentage of gross loans plus OREO	7.24%	3.06%

1	Non-performing loans consist of nonaccrual loans and loans 90 days past due that are still accruing.
Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of December 31, 2012, we had no plans to liquidate a significant amount of any securities. However, the securities classified as available-for-sale may be used for liquidity purposes should management deem it to be in our best interest.
Securities in our portfolio totaled $254.1 million at December 31, 2012, compared to $193.0 million at December 31, 2011. We believe our current level of investment securities provides an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio. The increase in securities of $61.1 million represented a decision that liquidity was sufficient to warrant the shifting of additional cash into investment securities. As of December 31, 2012, the available-for-sale securities portfolio had gross unrealized gains of approximately $4.7 million as compared to unrealized gains of $4.5 million at December 31, 2011. Our securities portfolio at December 31, 2012 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs) and federal agency issued pools.

The following table provides the amortized cost of our securities, as of December 31, 2012, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of AFS Investment Securities—Amortized Cost

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal—tax exempt	$880	$12,234	$5,701	$2,210	$21,025
Municipal—taxable	—	—	14,063	—	14,063
Agency bonds	—	3,000	45,030	9,363	57,393
Agency issued REMICs	4,488	77,988	—	—	82,476
Agency issued mortgage pools	138	51,769	20,207	2,601	74,715
Other	—	—	—	61	61
Total	$5,506	$144,991	$85,001	$14,235	$249,733
Tax equivalent yield	3.71%	2.56%	2.16%	2.84%	2.48%
The following table details our investment portfolio by type of investment. We do not currently hold any trading or held-to-maturity securities.
Investment Securities by Type—Amortized Cost

	As of December 31,
	2012	2011	2010
	(in thousands)
Securities available-for-sale
Debt securities—
Federal agencies	$57,393	$23,984	$31,967
Mortgage-backed	157,191	134,210	84,515
Municipals	35,088	30,453	34,700
Other	61	127	127
Total	$249,733	$188,774	$151,309

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for one bond, which is valued utilizing Level 3 inputs. The Level 3 security was a pooled trust preferred security with a book value of $41 thousand.
As of December 31, 2012, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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
The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2012
Federal agencies	$20,199	$104	$—	$—	$20,199	$104
Mortgage-backed	15,509	138	—	—	15,509	138
Municipals	8,012	122	—	—	8,012	122
Other	—	—	41	20	41	20
Totals	$43,720	$364	$41	$20	$43,761	$384
December 31, 2011
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	26,780	129	—	—	26,780	129
Municipals	—	—	—	—	—	—
Other	—	—	36	91	36	91
Totals	$26,780	$129	$36	$91	$26,816	$220
As of December 31, 2012, gross unrealized losses in the Company’s portfolio totaled $384,000 thousand, compared to $220 thousand as of December 31, 2011. As of December 31, 2012, the unrealized losses in mortgage-backed securities (consisting of six securities), municipals (consisting of twenty securities) and federal agencies (consisting of ten securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized loss in other securities relates to one pooled trust preferred security. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. We do not intend to sell the investments with unrealized losses and it is not more likely-than-not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the our impairment assessment, the unrealized losses at December 31, 2012 are considered temporary.
As of December 31, 2012, we owned securities from issuers in which the aggregate book value from such issuers exceeded 5% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of December 31, 2012.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$44,767	$46,211
Federal Home Loan Mortgage Corporation	$14,895	$15,542
Ginnie Mae	$15,052	$15,381
We held no federal funds sold as of December 31, 2012 and 2011. As of December 31, 2012, we held $159.7 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $249.3 million at December 31, 2011. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
At December 31, 2012, we held $2.8 million in certificates of deposit at other FDIC insured financial institutions, compared to $100 thousand at December 31, 2011. At December 31, 2012 and 2011, we held $27.6 million and $26.7 million, respectively, in bank-owned life insurance.

Deposits and Other Borrowings
Deposits decreased by $11.4 million, or 1.1%, from year-end 2011 to year-end 2012, driven primarily by significant declines in brokered deposits and declines in noninterest bearing demand deposits, partially offset by increases in other categories. Retail and jumbo certificates of deposit increased by $21.7 million, or 5.3%, during that same period. Excluding brokered deposits, our deposits increased $61.6 million, or 7.9%, from year-end 2011 to year-end 2012. We define core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100 thousand. Core deposits increased $45.6 million, or 7.7%, from year-end 2011 to year-end 2012. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement restricts the rates that we can offer on deposit products. We received a determination letter from the FDIC designating our market areas as “high rate” markets for 2011 and 2012. As such, we may offer rates up to 75 basis points above the prevailing local market rates.
Brokered deposits decreased $73.0 million, or 30.6%, from year-end 2011 to year-end 2012. The decrease is primarily due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network. CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, as a member bank, we have the opportunity to purchase or sell one-way time deposits. At year-end 2012, our CDARS® balance consisted of $371 thousand in purchased time deposits and no reciprocal customer accounts. Brokered deposits at December 31, 2012 and 2011, were as follows:

	2012	2011
	(in thousands)
Brokered certificates of deposits	$165,106	$237,032
CDARS®	371	1,405
	$165,477	$238,437
As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last two years was in part to ensure we have adequate funding to meet our short-term contractual obligations. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2012.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 thousand or more	$35,409	$27,903	$57,921	$80,640
Brokered certificates of deposit	25,763	29,833	34,822	74,688
CDARS®	—	—	—	371
	$61,172	$57,736	$92,743	$155,699
At December 31, 2012 and 2011 we had securities sold under repurchase agreements with commercial checking customers of $12.5 million and $4.5 million, respectively. We also had a structured repurchase agreement with another financial institution of $10.0 million at December 31, 2011. This agreement had a five-year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement was callable on November 6, 2008, the first anniversary, and quarterly thereafter. The agreement matured in November 2012.
As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. Due to the Consent Order, we are currently not allowed to receive advances through the FHLB.

The following note was paid off during 2012. The terms of the other borrowing as of December 31, 2011 were as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2015	1/5/1995	Fixed rate mortgage	$58	240 months	7.50%	1/5/2015
Interest Rate Sensitivity
Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and federal funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2012, our cumulative one-year gap was a positive (or asset sensitive) $146 million, or 25% of total earning assets. At December 31, 2011, our cumulative one-year gap was a positive (or asset sensitive) $342.5 million, or 47% of total earning assets.
During the fourth quarter of 2009 and first quarter of 2010, we issued $255.6 million in brokered certificates of deposits with an average maturity of approximately 2.7 years at a weighted average all-in cost of 2.80%. The issuances established a strong liquidity position used to fund prudent loans and to pay for future contractual obligations. At December 31, 2012, we held $159.7 million in interest-bearing cash, which was primarily held at the Federal Reserve Bank of Atlanta. The issuance combined with the retention of the cash positions us to be asset-sensitive in preparation for future increases in interest rates. We anticipate rates to begin to increase in 2013, depending on economic conditions.
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
The following table reflects our rate sensitive assets and liabilities by maturity or the next repricing date as of December 31, 2012. Variable rate loans are shown in the category of due “Within Three Months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming all payments are made according to the loan’s contractual terms. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not entirely rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 33% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2012
	Within Three Months	After Three Months but Within One Year		After One Year but Within Five Years	After Five Years and Non-Rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$156,870	$2,795		$—	$—	$159,665
Federal funds sold	—	—		—	—	—
Securities	104	5,468		148,424	100,061	254,057
Loans originated for held for sale	3,624	—		—	—	3,624
Loans transferred to held for sale	22,296
Loans	225,146	167,943		77,467	70,574	541,130
Total interest earning assets	408,040	176,206		225,891	170,635	958,476
Interest bearing liabilities:
Demand deposits	4,762	4,762		77,051	—	86,575
MMDA deposits	23,976	23,976		97,358	—	145,310
Savings deposits	3,929	3,929		31,429	—	39,287
Time deposits	76,111	193,910		159,996	—	430,017
Brokered certificates of deposits	25,763	64,655		74,688	—	165,106
CDARS®	—	—		371	—	371
Fed funds purchased/repos	12,481	—		—	—	12,481
Other borrowings	—	—	—	—	—	—
Total interest bearing liabilities	147,022	291,232		440,893	—	879,147
Noninterest bearing sources of funds	—	—		—	101,625	101,625
Interest sensitivity gap	$261,018	$(115,026)		$(215,002)	$69,010	$(22,296)
Cumulative sensitivity gap	$261,018	$145,992		$(69,010)	$—	$—

Liquidity
Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on the operations and cash balance of FSGBank to fund the liquidity needs of our daily operations.
Our cash balance on deposit with FSGBank, which totaled approximately $841 thousand as of December 31, 2012, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Written Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. If necessary, we will seek quarterly management fee authorizations for 2012. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
Since January 2010, to further preserve our capital resources, our Board of Directors elected to suspend the dividend on our common stock and elected to defer the dividend payment on our Series A Preferred Stock starting with the first quarter of 2010. As the payment of future dividends requires prior written consent by the Federal Reserve, we anticipate continuing to defer the dividend payments on the Preferred Stock until conditions improve.

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
As of December 31, 2012, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $156.8 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $329 thousand in loan participations sold. FSGBank may elect to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of December 31, 2012, FSGBank had $58.6 million in borrowings against investment securities pledge for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of December 31, 2012, our unpledged securities totaled 195.4 million.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of December 31, 2012, we had $165.1 million in brokered CDs outstanding with a weighted average remaining life of approximately 12 months, a weighted average coupon rate of 2.71% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.95%. Our CDARS® product had $371 thousand at December 31, 2012, with a weighted average coupon rate of 2.70% and a weighted average remaining life of approximately 22 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. During 2009, we were approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
We believe that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $111.1 million and $5.0 million at year-end, respectively. The following table illustrates our significant contractual obligations at December 31, 2012 by future payment period.
Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit[1]	$430,017	$270,021	$158,946	$1,050	$—
Brokered certificates of deposit[1]	165,106	90,418	72,712	1,976	—
CDARS®1	371	—	371	—	—
Federal funds purchased and securities sold under agreements to repurchase[2]	12,481	12,481	—	—	—
Operating lease obligations[3]	6,910	824	1,441	1,221	3,424
Total	$614,885	$373,744	$233,470	$4,247	$3,424

1
Time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposits, see “Deposits and Other Borrowings.”

2	We expect securities repurchase agreements to be re-issued and, as such, they do not necessarily represent an immediate need for cash.

3	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

Net cash used in operations in 2012 totaled $4.9 million, compared to net cash used in operations of $740 thousand in 2011 and net cash provided by operations of $1.7 million in 2010. Cash flows from operations in 2012 were reduced primarily due to changes in our loans held-for-sale and a decline in net interest income. Net cash used by investing activities totaled $67.3 million in 2012 compared to net cash provided by investing activities of $80.7 million in 2011 and net cash provided by investing activities of $167.3 million in 2010. For 2012, loan principal collections, net of loan originations, totaled ($17.7) million, compared to $108.3 million in 2011 and $172.9 million in 2010. Also for 2012, purchases of available-for-sale securities were $161.1 million, compared to $98.6 million in 2011 and $89.5 million in 2010. The increase in the securities portfolio, which was partially offset by the reduction in the loan portfolio, was the primary reason for the year-over-year change in investing activities. Net cash used in financing activities totaled $13.5 million in 2012, compared to net cash used in financing activities of $30.7 million in 2011 and net cash used by financing activities of $135.9 million in 2010. The year-over-year change in financing activities is primarily related to the decline in brokered CDs, which declined by $73.0 million at December 31, 2012 from December 31, 2011 levels and declined by $76.4 million at December 31, 2011 from December 31, 2010 levels.
Capital Resources
Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. The Consent Order (the "Order"), as described in Note 2 to our consolidated financial statements, requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios. As shown below, FSGBank is not currently in compliance with the capital requirements. Any material noncompliance may result in further enforcement actions by the OCC, including the OCC requiring that FSGBank develop a plan to sell, merge or liquidate. As brokered deposits mature and are funded by available cash, we anticipate our total assets to decline. A decline in assets may cause both capital ratios to increase; however, continued losses may outpace the benefit to our capital, resulting in a reduction in assets.
As discussed in Note 2 of our Consolidated Financial Statements, we have executed our capital plan resulting in an approximately $90 million recapitalization. We believe the successful execution of the strategic initiatives discussed in Note 2 of our Consolidated Financial Statements will ultimately result in full compliance with the Agreement and position us for long-term growth and a return to profitability.
The following table compares the required capital ratios maintained by First Security and FSGBank.
Regulatory Capital Ratios

	FSGBank Consent Order(1)	Minimum to be Well Capitalized under Prompt Corrective Action Provisions		Minimum Capital Requirements	First Security	FSGBank
As of December 31, 2012
Tier 1 capital to risk weighted assets	n/a	6.0%	%	4.0%	4.2%	4.5	%(3)
Total capital to risk weighted assets	13.0%	10.0%	%	8.0%	5.5%	5.8	%(3)
Leverage ratio	9.0%	5.0	%(2)	4.0%	2.3%	2.5	%(3)
As of December 31, 2011
Tier 1 capital to risk weighted assets	n/a	6.0%	%	4.0%	9.7%	9.7	%(3)
Total capital to risk weighted assets	13.0%	10.0%	%	8.0%	11.0%	10.9	%(3)
Leverage ratio	9.0%	5.0	%(2)	4.0%	5.7%	5.6	%(3)

(1)	The Consent order required FSGBank to achieve and maintain the above capital ratios within 120 days from April 28, 2010.

(2)
The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

(3)	Due to the capital requirement within FSGBank’s Consent Order, FSGBank may not be considered well capitalized.

To further preserve our capital resources, during the first quarter of 2010, our Board of Directors elected to suspend our common stock dividend and defer the dividend on the Series A Preferred Stock. As described in Note 2 to our consolidated financial statements, the Written Agreement between First Security and the Federal Reserve prohibits us from declaring or paying dividends without prior written consent. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. Our ability to distribute cash dividends in the future may be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act. Since its passage in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.
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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2012 and 2011, was as follows:
Unfunded Loan Commitments

	2012	2011
	(in thousands)
Commitments to Extend Credit	$111,134	$108,335
Standby Letters of Credit	$5,023	$7,983
Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties. All commitments and standby letters of credit were fixed rate as of December 31, 2012 and 2011.
Recent Accounting Developments
The following items represent accounting changes that have been issued but are not currently effective. Refer to the Notes to our consolidated financial statements for accounting changes that became effective during the current periods.
In January 2013, the FASB issued Accounting Standards Update 2013-01, “Disclosures about Offsetting Assets and Liabilities.” This update requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). The update is effective for annual periods beginning on or after January 1, 2013. We do not believe this update will have a significant impact to our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of December 31, 2012, we had no trading assets that exposed us to the risks in market changes.
Oversight of our interest rate risk management is the responsibility of the Asset/Liability Committee ("ALCO"). ALCO has established policies and limits to monitor, measure and coordinate our sources, uses and pricing of funds. In addition, as a result of the changes in executive management, an executive risk committee consisting of the Chief Executive Officer, Chief Financial Officer, Chief Credit Officer and Chief Administrative Officer has been established to monitor the various risks of First Security, including interest rate risk, and will report directly to the Audit and Enterprise Risk Management Committee of the Board of Directors.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points and 200 basis points (1.00% and 2.00%, respectively) over a twelve-month period. Given this scenario, as of December 31, 2012, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $2.0 million, or 8.51%, as a result of a 100 basis point decline in rates at December 31, 2012. The model predicts a $3.3 million increase in net interest income resulting from a 100 basis point increase in rates. Finally, the model also forecasts a $6.3 million increase in net interest income, or 26.8%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of December 31, 2012. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates,.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(in thousands, except percentages)
Net interest income	21,573	$23,580	$26,921	$29,892
Dollar change net interest income	(2,007)	—	3,341	6,312
Percentage change net interest income	(8.51)%	—%	14.17%	26.77%
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

Report of Independent Registered Public Accounting Firm
Audit Committee
First Security Group, Inc.
Chattanooga, Tennessee
We have audited the accompanying consolidated balance sheets of First Security Group, Inc. (“Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the consolidated financial statements, the Company raised substantial capital subsequent to December 31, 2012. However, the Company has incurred significant recurring net losses, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of nonperforming assets.  In addition, both the Company and its bank subsidiary, (FSG Bank), are under regulatory enforcement orders issued by their primary regulators.   FSG Bank is not in compliance with its regulatory enforcement order which requires, among other things, increased minimum regulatory capital ratios. FSG Bank's continued non-compliance with its regulatory enforcement order may result in additional adverse regulatory action.  Management's plans with regard to these matters are also discussed in Note 2 to the consolidated financial statements.

Crowe Horwath LLP
/s/ Crowe Horwath LLP
Brentwood, Tennessee
April 15, 2013

Report of Independent Registered Public Accounting Firm
On the Consolidated Financial Statements
Board of Directors and Stockholders
First Security Group, Inc.
Chattanooga, Tennessee
We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows First Security Group, Inc. and subsidiary as of December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Security Group, Inc. and subsidiary for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Joseph Decosimo and Company, PLLC
Chattanooga, Tennessee
April 15, 2011

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2012 and 2011

(in thousands, except share and per share data)	2012	2011
ASSETS
Cash and Due from Banks	$12,806	$8,884
Interest Bearing Deposits in Banks	159,665	249,297
Cash and Cash Equivalents	172,471	258,181
Securities Available-for-Sale	254,057	193,041
Loans Held for Sale	25,920	2,233
Loans	541,130	582,264
Less: Allowance for Loan and Lease Losses	13,800	19,600
Net Loans	527,330	562,664
Premises and Equipment, net	29,304	28,671
Bank Owned Life Insurance	27,576	26,722
Intangible Assets	600	982
Other Real Estate Owned	13,441	25,141
Other Assets	12,856	17,266
TOTAL ASSETS	$1,063,555	$1,114,901

(See Accompanying Notes to Consolidated Financial Statements)

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$141,400	$159,735
Interest Bearing Demand	86,575	56,573
Savings and Money Market Accounts	184,597	156,402
Certificates of Deposit less than $100 thousand	228,144	222,371
Certificates of Deposit of $100 thousand or more	201,873	185,904
Brokered Deposits	165,477	238,437
Total Deposits	1,008,066	1,019,422
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	12,481	14,520
Security Deposits	58	204
Other Borrowings	—	58
Other Liabilities	13,840	12,465
Total Liabilities	1,034,445	1,046,669
SHAREHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of December 31, 2012 and December 31, 2011; Liquidation value of $38,156 as of December 31, 2012 and $36,506 as of December 31, 2011	32,549	32,121
Common Stock – $.01 par value – 150,000,000 shares authorized; 1,772,342 shares issued as of December 31, 2012, 1,684,342 issued as of December 31, 2011	115	114
Paid-In Surplus	106,531	109,525
Common Stock Warrants	2,006	2,006
Unallocated ESOP Shares	—	(3,290)
Accumulated Deficit	(115,391)	(75,743)
Accumulated Other Comprehensive Income	3,300	3,499
Total Shareholders’ Equity	29,110	68,232
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,063,555	$1,114,901

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share data)	2012	2011	2010
INTEREST INCOME
Loans, including fees	$31,264	$37,519	$49,118
Investment Securities – taxable	3,528	3,444	3,870
Investment Securities – non-taxable	1,006	1,278	1,411
Other	512	543	517
Total Interest Income	36,310	42,784	54,916
INTEREST EXPENSE
Interest Bearing Demand Deposits	191	158	186
Savings Deposits and Money Market Accounts	1,045	1,082	1,417
Certificates of Deposit of less than $100 thousand	2,681	2,940	4,673
Certificates of Deposit of $100 thousand or more	2,554	2,517	4,049
Brokered Deposits	5,863	7,864	9,429
Other	396	444	481
Total Interest Expense	12,730	15,005	20,235
NET INTEREST INCOME	23,580	27,779	34,681
Provision for Loan and Lease Losses	20,866	10,920	33,589
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	2,714	16,859	1,092
NONINTEREST INCOME
Service Charges on Deposit Accounts	3,032	3,122	3,912
Mortgage Banking Income	974	737	909
Gain on Sales of Securities Available-for-Sale	154	—	57
Other	5,135	4,791	4,625
Total Noninterest Income	9,295	8,650	9,503
NONINTEREST EXPENSES
Salaries and Employee Benefits	20,446	17,571	18,926
Expense on Premises and Fixed Assets, net of rental income	5,815	5,027	5,525
Other	22,547	25,580	20,807
Total Noninterest Expenses	48,808	48,178	45,258
LOSS BEFORE INCOME TAX PROVISION	(36,799)	(22,669)	(34,663)
Income Tax Provision	771	392	9,679
NET LOSS	(37,570)	(23,061)	(44,342)
Preferred Stock Dividends	1,650	1,650	1,650
Accretion on Preferred Stock Discount	428	403	379
NET LOSS ALLOCATED TO COMMON SHAREHOLDERS	$(39,648)	$(25,114)	$(46,371)
OTHER COMPREHENSIVE LOSS
Net loss	(37,570)	(23,061)	(44,342)
Unrealized net gain (loss) on securities	212	1,412	(809)
Reclassification adjustment for realized gain on securities included in net loss	(154)	—	(57)
Tax expense related to realized gain from securities realized in net loss	—	—	19
Unrealized net gain (loss) on cash flow swaps	(1,255)	(105)	29
Reclassification for realized gain on cash flow swaps included in net loss	(67)	(1,847)	(2,022)
Tax expense related to realized gain on cash flow swaps included in net loss	1,065	—	687
COMPREHENSIVE LOSS	(37,769)	(23,601)	(46,495)
NET LOSS PER COMMON SHARE:
Net Loss Per Share – Basic	$(24.58)	$(15.79)	$(29.46)
Net Loss Per Share – Diluted	$(24.58)	$(15.79)	$(29.46)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
Years Ended December 31, 2012, 2011 and 2010

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
BALANCE - December 31, 2009	$31,339	$1,642	$114	$111,964	$2,006	$(4,258)	$6,192	$(6,193)	$141,164
Issuance of Common Stock	—	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(44,342)	—	—	(44,342)
Other Comprehensive Loss	—	—	—	—	—	—	(2,153)	—	(2,153)
Accretion of Discount associated with Preferred Stock	379	—	—	—	—	(379)	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(1,650)	—	—	(1,650)
Common Stock Dividends	—	—	—	—	—	—	—	—	—
Stock-based Compensation	—	—	—	24	—	—	—	—	24
ESOP Allocation	—	—	—	(644)	—	—	—	975	331
BALANCE - December 31, 2010	$31,718	$1,642	$114	$111,344	$2,006	$(50,629)	$4,039	$(5,218)	$93,374
Issuance of Common Stock	—	42	—	3	—	—	—	—	3
Net Loss	—	—	—	—	—	(23,061)	—	—	(23,061)
Other Comprehensive Loss	—	—	—	—	—	—	(540)	—	(540)
Accretion of Discount associated with Preferred Stock	403	—	—	—	—	(403)	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(1,650)	—	—	(1,650)
Common Stock Dividends	—	—	—	—	—	—	—	—	—
Stock-based Compensation	—	—	—	12	—	—	—	—	12
ESOP Allocation	—	—	—	(1,834)	—	—	—	1,928	94
Balance - December 31, 2011	$32,121	$1,684	$114	$109,525	$2,006	$(75,743)	$3,499	$(3,290)	$68,232
Restricted Stock Grants	—	88	1	(1)	—	—	—	—	—
Net Loss	—	—	—	—	—	(37,570)	—	—	(37,570)
Other Comprehensive Loss	—	—	—	—	—	—	(199)	—	(199)
Accretion of Discount Associated with Preferred Stock	428	—	—	—	—	(428)	—	—	—
Preferred Stock Dividend	—	—	—	—	—	(1,650)	—	—	(1,650)
Share-based Compensation, net of forfeitures	—	—	—	215	—	—	—	—	215
ESOP Allocation	—	—	—	(3,208)	—	—	—	3,290	82
Balance - December 31, 2012	$32,549	$1,772	$115	$106,531	$2,006	$(115,391)	$3,300	$—	$29,110

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
Years Ended December 31, 2012, 2011 and 2010

(in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,570)	$(23,061)	$(44,342)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities
Provision for Loan and Lease Losses	20,866	10,920	33,589
Amortization, net	3,807	1,576	1,095
Share-Based Compensation	215	12	24
ESOP Compensation	82	94	331
Depreciation	1,496	1,491	1,795
Gain on Sales of Available-for-Sale Securities	(154)	—	(57)
Loss on Sales of Premises and Equipment, net	16	60	199
(Gain) Loss on Sales of Other Real Estate Owned and Repossessions, net	(148)	1,122	710
Write-down of Other Real Estate Owned and Repossessions	5,288	6,788	3,539
Accretion of Fair Value Adjustment, net	(40)	(9)	(89)
Accretion of Terminated Cash Flow Swaps	(881)	(1,219)	(2,022)
Deferred Income Tax	—	—	12,457
Changes in Operating Assets and Liabilities
Loans Held for Sale	(1,395)	323	(1,303)
Interest Receivable	(175)	571	1,084
Other Assets	4,067	495	(3,753)
Interest Payable	(341)	(816)	(1,462)
Other Liabilities	(80)	913	(115)
Net Cash From Operating Activities	(4,947)	(740)	1,680
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Securities Available-for-Sale
Maturities, Prepayments, and Calls	75,449	60,066	61,794
Sales	21,395	—	14,762
Purchases	(161,074)	(98,627)	(89,540)
Loan Originations and Principal Collections, net	(17,692)	108,310	172,893
Proceeds from sale of loans	3,954	—	—
Proceeds from Sales of Premises and Equipment	—	45	25
Proceeds from Sales of Other Real Estate and Repossessions	12,968	11,480	9,045
Additions to Premises and Equipment	(2,145)	(537)	(200)
Capital Improvements to Other Real Estate and Repossessions	(165)	(5)	(1,431)
Net Cash From Investing Activities	(67,310)	80,732	167,348
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	(11,356)	(29,301)	(133,950)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(2,039)	(1,413)	(1,978)
Net Decrease of Other Borrowings	(58)	(19)	(17)
Proceeds from Issuance of Common Stock	—	3	—
Net Cash From Financing Activities	(13,453)	(30,730)	(135,945)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(85,710)	49,262	33,083
CASH AND CASH EQUIVALENTS – beginning of period	258,181	208,919	175,836
CASH AND CASH EQUIVALENTS – end of period	$172,471	$258,181	$208,919

(See Accompanying Notes to Consolidated Financial Statements)

(in thousands)	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transfered to OREO and repossessions	$8,008	$20,569	$22,309
Transfers of loans to loans held for sale at fair value	$22,296	$—	$—
Financed sales of OREO and repossessions	$2,058	$—	$—
Accrued and deferred cash dividends on preferred stock	$1,650	$1,650	$1,650
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$13,071	$15,822	$21,697
Income taxes paid	$70	$273	$128

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
NONMARKETABLE EQUITY SECURITIES—Nonmarketable equity securities include the Company's investment in the stock of the Federal Home Loan Bank of $2.3 million at December 31, 2012 and 2011, and Federal Reserve Bank of $1.4 million and $2.3 million at December 31, 2012 and 2011, respectively. This stock is carried at cost because they have no quoted market value and no ready market exists. The Company also had low income housing taxes credits of approximately $2.0 million and $2.3 million at December 31, 2012 and 2011, respectively. These tax credits are amortized using the effective yield method. Also included as of December 31, 2012 and 2011 is approximately an $81 thousand investment in a private financial institution. Dividends received are included in income. The Company also has two joint ventures totaling approximately $101 thousand at December 31, 2012 and 2011. All of the nonmarketable equity securities are included in other assets on the Consolidated Balance Sheets.
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
LOANS HELD FOR SALE—Loans held for sale include residential mortgage loans originated for sale into the secondary market. Loans held for sale are carried at fair value. Fair value is determined from observable current market prices. Held for investment loans that have been transferred to held for sale are carried at lower of cost or fair value. The credit component of any write down upon transfer to held for sale is reflected in charge-offs to the allowance for loan losses.
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
Depreciation is provided using the straight-line method over the estimated lives of the depreciable assets. Buildings are depreciated over a period of forty years. Land and building improvements are depreciated over a ten years period. Leasehold improvements are depreciated over the lesser of the term of the related lease or the estimated useful life of the improvement. Furniture, fixtures and equipment and autos are depreciated over an estimated life of three to seven years. Deferred income taxes are provided for differences in the computation of depreciation for book and tax purposes.
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
OTHER REAL ESTATE OWNED AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential and commercial real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. Ongoing operational expenses after acquisition are expensed as incurred and included in other expenses. At December 31, 2012 and 2011, the Company had $13,441 thousand and $25,141 thousand of other real estate owned, respectively, and $8 thousand and $302 thousand of other repossessed items, respectively. Repossessed items are included in other assets in the consolidated balance sheet. Loans transferred to other real estate owned at December 31, 2012 and 2011 were $8.0 million and $20.1 million, respectively. At December 31, 2012, 2011 and 2010, the Company had $165 thousand, $5 thousand and $1.4 million of capitalized expenditures, respectively, and direct write-downs of $5.3 million, $6.8 million and $3.5 million, respectively. For the years ended December 31, 2012, 2011 and 2010 the Company had sales of $15.0 million, $11.5 million and $9.0 million, respectively.

INCOME TAXES—The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period in which the change was enacted. Additionally, the Company does not recognize an income tax expense or benefit on permanent differences, such as tax-exempt income and tax credits. Tax years 2009 through 2011 remain open and subject to examination by taxing authorities for the Company’s federal tax returns. Tax years 2006 through 2011 remain open and subject to examinination by taxing authorities for the Company’s Tennessee tax returns.
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
ADVERTISING COSTS—Advertising costs are charged to expense when incurred. The Company expensed $297 thousand, $323 thousand and $155 thousand in 2012, 2011 and 2010, respectively.
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
PER SHARE DATA—Basic earnings per common share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. In periods of a net loss, diluted EPS is calculated in the same manner as basic EPS.
The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain non-forfeitable rights to dividends. These restricted shares are considered participating securities. Accordingly, the Company calculates net income available to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2012, the Company has not entered into transactions in a dealer capacity.
When any derivative is intended to be a qualifying hedged instrument, the Company prepares written hedge documentation that designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).
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

ACCOUNTING POLICIES RECENTLY ADOPTED—In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments in this Update supersede the presentation requirements for reclassification out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. The amendments require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective during the interim and annual periods beginning after December 15, 2012. The Company has adopted the standard as of January 1, 2013. The adoption did not have an impact on the Company's financial position, results of operations or earnings per share.
In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update amended Update No. 2011-05 to remove requirements that the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income be included on the face of the financial statements for all periods presented. The guidance, with the exception of the reclassification adjustments, is effective January 1, 2012 and must be applied retrospectively for all periods presented. The Company has adopted the standard as of January 1, 2012. The adoption did not have an impact on the Company’s financial position, results of operations or earnings per share.
In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU No. 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during the interim and annual periods beginning after December 15, 2011. The Company has adopted the standard as of January 1, 2012. The adoption did not have an impact on the Company’s financial position, results of operations or earnings per share.
In April 2011, the FASB issued ASU No. 2011-02, “The Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update provides additional guidance in determining what is considered a troubled debt restructuring (“TDR”). The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. The disclosure requirements are shown in Note 6 to the consolidated financial statements.

NOTE 2 – MANAGEMENT'S PLANS AND REGULATORY MATTERS
Management's Plans
During 2012, the Company has focused on operating under its strategic plan and executing on its capital plan. The execution of the capital plan, as described below, combined with the ongoing performance of the strategic plan should restore profitability and achieve compliance with all aspects of the regulatory agreements over the next twelve months.
On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the U.S. Treasury ("Treasury") by issuing $14.4 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the exchange agreement ("Exchange Agreement"), as previously included in a Current Report on Form 8-K filed on February 26, 2013, the Company restructured the Company's Preferred Stock issued under the Capital Purchase Program ("CPP") by issuing new shares of common stock equal to 26.75% of the $33 million par value of the Preferred Stock, 100% of the accrued but unpaid dividends and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.

On April 12, 2013, the Company completed the issuance of an additional $76.7 million of new common stock in a private placement to accredited investors. The private placement was previously announced on a Current Report on Form 8-K filed on February 26, 2013, in which the Company announced the execution of definitive stock purchase agreements with institutional investors as part of an approximately $90 million recapitalization ("Recapitalization"). In total, the Company issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million. The following chart presents pro-forma stockholders' equity based on the Recapitalization.

Pro-Forma Stockholders' Equity
	December 31, 2012	Estimated Impact of CPP Restructuring [1]	Estimated Impact of Recapitalization	Pro-Forma
	(amount in thousands)
Preferred Stock - no par value - 10,000,000 shares authorized; 33,000 issued as of December 31, 2012; Liquidation value of $38,156	$32,549	$(32,549)	$—	$—
Common Stock - $0.01 par value - 150,000,000 shared authorized; 1,772,342 shares issued as of December 31, 2012	115	99	508	722
Paid-In Surplus	106,531	14,813	70,592	191,936
Common Stock Warrants	2,006	(2,006)	—	—
Accumulated Deficit	(115,391)	25,728	—	(89,663)
Accumulated Other Comprehensive Income	3,300	—	—	3,300
Total Shareholders' Equity	$29,110	6,085	71,100	106,295

[1]
CPP Restructuring – The Company issued common stock equal to 26.75% of the $33 million par value of the Preferred Stock plus 100% of the accrued but unpaid dividends on April 11, 2013. The net increase of $6,085 thousand represents the conversion of the accrued dividends from a liability into capital. The above is based on the accrued but unpaid dividends as of the transaction date.

[2]
Recapitalization – The Company issued $91.1 million of aggregate new shares of common stock, inclusive of the shares issued to the U.S. Treasury as part of the CPP restructuring. The Company has deducted $5.1 million as the estimated transaction expenses that will reduce the net proceeds to the Company. The transaction expenses are an estimate and subject to change.

The following chart presents pro-forma regulatory capital ratios based upon the Recapitalization:

Pro-Forma Regulatory Capital Ratios
	December 31, 2012	Estimated Impact of Transaction	Pro-Forma	Minimum to be Well Capitalized under Prompt Corrective Action Provisions [1]
	(amounts in thousands)
Company Capital Levels
Tier 1 capital	$25,210	$77,185	$102,395
Total risk-based capital	$32,743	$77,185	$109,928
Tier leverage ratio	2.3%		9.4%	n/a
Total risk-based capital	5.5%		18.4%	n/a

FSGBank Capital Levels
Tier 1 capital	$27,058	$65,000	$92,058
Total risk-based capital	$34,588	$65,000	$99,588
Tier leverage ratio	2.5%		8.5%	5.0%
Total risk-based capital	5.8%		16.7%	10.0%

1 FSGBank continues to operate under a Consent Order with capital adequacy requirements. Accordingly, FSGBank would be considered “adequately capitalized” based on the estimated pro-forma capital levels.

In addition to the Recapitalization described above, the Company has strengthened its management team and board of directors as well as maintained evaluated levels of liquidity.
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
The Bank has successfully maintained elevated liquidity and has chosen to do so primarily by maintaining excess cash at the Federal Reserve. The Company’s cash position as of December 31, 2012 was $172.5 million compared to $258.2 million and $208.9 million at December 31, 2011 and December 31, 2010, respectively. With the completion of the Recapitalization, the Company will begin deploying the excess liquidity into higher-earning assets.
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
The Bank and the OCC agreed to the areas of the Bank’s operations that warrant improvement and on a plan for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least a three years period. The Board of Directors is required to ensure that competent management is in place in all executive officer positions to manage the Bank in a safe and sound manner. The Bank is also required to review and revise various policies and procedures, including those associated with credit concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit. The Bank is continuing to work with the OCC to ensure the policies and procedures are both appropriate and fully implemented.
Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets. As of December 31, 2012, the tenth financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 5.8 percent and the Tier 1 capital to adjusted total assets was 2.5 percent. The Bank has notified the OCC of its non-compliance with the requirements of the Order.
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
As of September 30, 2012, the Bank's Tier I leverage ratio fell below the minimum level for an "adequately capitalized" bank of 4%. As described below, there are three classifications for banks that are below "adequately capitalized," as follows: "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of September 30, 2012, the Bank was considered "undercapitalized."
As of December 31, 2012, the Bank's Tier I leverage ratio fell below 3%. Accordingly, the Bank was reclassified from "undercapitalized" to "significantly undercapitalized" upon the filing of the Call Report on January 30, 2013. The Bank is currently operating under additional Prompt Corrective Actions, as described below.

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
The Bank had been deemed "adequately capitalized" for regulatory purposes since issuance of the Order in April 2010. As of January 30, 2013, based on the Bank's December 31, 2012 Report of Condition and Income ("Call Report"), the Bank was deemed "significantly undercapitalized" for regulatory purposes.
As a bank's capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is "critically undercapitalized".
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
Banks that fail to meet the required minimum levels for either “undercapitalized” and "significantly undercapitalized" are subject to various additional operating and managerial restrictions. These restrictions are fully described in the Supervision and Regulation section of Part 1 of this Form 10-K. As of April 15, 2013, the OCC has not imposed any of these additional restrictions on the Bank.

NOTE 3 – LOSS PER COMMON SHARE
The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options, restricted stock awards and common stock warrants using the treasury stock method. The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities. Accordingly, the Company calculated net income available to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. The computation of basic and diluted earnings per common share is as follows:

	2012	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net loss	$(37,570)	$(23,061)	$(44,342)
Preferred stock dividends	1,650	1,650	1,650
Accretion of preferred stock discount	428	403	379
Net loss allocated to common shareholders	$(39,648)	$(25,114)	$(46,371)
Denominator:
Weighted average common shares outstanding including participating securities	1,730	1,593	1,575
Less: Participating securities	117	2	1
Weighted average basic common shares outstanding	1,613	1,591	1,574
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—	—
Weighted average diluted common shares outstanding	1,613	1,591	1,574
Net loss per common share:
Basic	$(24.58)	$(15.79)	$(29.46)
Diluted	$(24.58)	$(15.79)	$(29.46)
Due to the net loss allocated to common shareholders for all periods shown, all stock options, stock warrants, and restricted stock grants are considered anti-dilutive and are not included in the computation of diluted earnings per common share. As of December 31, 2012 and December 31, 2011 a total of 343 thousand and 90 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive, respectively.

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE
Investment Securities by Type
The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
Debt securities—
Federal agencies	$57,393	256	104	$57,545
Mortgage-backed—residential	157,191	3,424	138	160,477
Municipals	35,088	1,028	122	35,994
Other	61	—	20	41
Total	$249,733	4,708	$384	$254,057

December 31, 2011
Debt securities—
Federal agencies	$23,984	$251	$—	$24,235
Mortgage-backed—residential	134,210	2,817	129	136,898
Municipals	30,453	1,419	—	31,872
Other	127	—	91	36
Total	$188,774	$4,487	$220	$193,041

During the year ended December 31, 2012, the Company sold eight mortgage-backed securities and 22 municipal securities resulting in proceeds of $21.4 million, generating gross gains of $256 thousand and gross losses of $102 thousand. There were no sales of securities for the year ended December 31, 2011. During the year ended December 31, 2010, the Company sold securities available-for-sale resulting in proceeds of $14.8 million, generating a gross gain of $368 thousand and a gross loss of $311 thousand.
At December 31, 2012 and December 31, 2011, securities with a carrying value of $28.1 million and $22.4 million, respectively, were pledged to secure public deposits. At December 31, 2012 and December 31, 2011, the carrying amount of securities pledged to secure repurchase agreements was $18.5 million and $26.6 million, respectively. At December 31, 2012 and December 31, 2011, securities of $6.5 million and $5.7 million, respectively, were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At December 31, 2012 and December 31, 2011, the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $5.5 million and $10.1 million, respectively. At December 31, 2012, pledged and unpledged securities totaled $58.6 million and $195.4 million, respectively.
Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at December 31, 2012.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$880	$889
Over 1 year through 5 years	15,234	15,745
5 years to 10 years	59,999	60,281
Over 10 years	16,429	16,665
	92,542	93,580
Mortgage-backed residential securities	157,191	160,477
Total	$249,733	$254,057

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and December 31, 2011.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2012
Federal agencies	$20,199	$104	$—	$—	$20,199	$104
Mortgage-backed—residential	15,509	138	—	—	15,509	138
Municipals	8,012	122	—	—	8,012	122
Other	—	—	41	20	41	20
Totals	$43,720	$364	$41	$20	$43,761	$384
December 31, 2011
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed—residential	26,780	129	—	—	26,780	129
Municipals	—	—	—	—	—	—
Other	—	—	36	91	36	91
Totals	$26,780	$129	$36	$91	$26,816	$220

As of December 31, 2012, the Company performed an impairment assessment of the securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of December 31, 2012, gross unrealized losses in the Company’s portfolio totaled $384 thousand , compared to $220 thousand as of December 31, 2011. As of December 31, 2012, the unrealized losses in mortgage-backed securities (consisting of six securities), municipals (consisting of twenty securities) and federal agencies (consisting of ten securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized loss in other securities relates to one pooled trust preferred security. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at December 31, 2012 are considered temporary.

NOTE 5 – LOANS HELD FOR SALE
On December 10, 2012, the Company entered into an asset purchase agreement with a third party to sell certain loans. During the fourth quarter of 2012, the Company identified $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million loss to reduce the loan balance to the expected net proceeds. Loans held-for-sale due to the asset purchase agreement totaled approximately $22.3 million at December 31, 2012.
Other loans held-for-sale consisted of residential 1-4 family loans and totaled $3.6 million and $2.2 million at December 31, 2012 and 2011, respectively. In the tables below, the residential 1-4 family real estate loans have been split out between loan originated to be held-for-sale and those loans that were transferred into the loans held-for-sale category. Amounts listed in all other loan categories are from loans transferred to loans held-for-sale.

Loans held for sale by type are summarized as follows:

	2012	2011
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$3,624	$2,233
Residential 1-4 family transferred to held-for-sale	7,964	$—
Commercial	6,906	—
Construction	2,537	—
Multi-family and farmland	3,962	—
Total Real Estate	24,993	2,233
Commercial loans	895	—
Consumer installment loans	32	—
Total loans held for sale	$25,920	$2,233

The following table presents the Company’s internal risk rating by loan classification for loans held for sale as of December 31, 2012:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family originated to be held-for-sale	$3,624	$—	$—	$—	$3,624
Real estate: Residential 1-4 family transferred to held-for-sale	264	511	4,229	2,960	7,964
Real estate: Commercial	—	438	2,922	3,546	6,906
Real estate: Construction	23	16	754	1,744	2,537
Real estate: Multi-family and farmland	281	—	2,788	893	3,962
Commercial	21	—	372	502	895
Consumer	22	—	2	8	32
Total Loans	$4,235	$965	$11,067	$9,653	$25,920
Loans held-for-sale at December 31, 2011 of $2.2 million were all rated as pass.

Nonaccrual loans were $13.4 million at December 31, 2012. There were no non-accrual loans at December 31, 2011. The following table provides nonaccrual loans by type:

As of December 31, 2012
(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$5,311
Real estate: Commercial	4,336
Real estate: Construction	1,967
Real estate: Multi-family and farmland	1,152
Commercial	580
Consumer and other	27
Total Loans	$13,373
All nonaccrual loans in the held-for-sale category are from loans transferred to loans held-for-sale and not from loans that were originated to be sold.
The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.
As of December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due		Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Residential 1-4 family originated to be held-for-sale	$—	$—		$—	$3,624	$3,624	$—
Residential 1-4 family transferred to held-for-sale	436	697		1,133	6,831	7,964	697
Real estate: Commercial	63	—		63	6,843	6,906	—
Real estate: Construction	16	—		16	2,521	2,537	—
Real estate: Multi-family and farmland	1,428	—		1,428	2,534	3,962	—
Subtotal of real estate secured loans	1,943	697	—	2,640	22,353	24,993	697
Commercial	292	21		313	582	895	21
Consumer	—	—		—	32	32	—
Leases	—	—		—	—	—	—
Other	—	—		—	—	—	—
Total Loans	$2,235	$718	—	$2,953	$22,967	$25,920	$718

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	2012	2011
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$188,191	$215,364
Commercial	221,655	195,062
Construction	33,407	53,807
Multi-family and farmland	17,051	31,668
	460,304	495,901
Commercial loans	61,398	59,623
Consumer installment loans	13,387	20,011
Leases, net of unearned income	568	2,920
Other	5,473	3,809
Total loans	541,130	582,264
Allowance for loan and lease losses	(13,800)	(19,600)
Net loans	$527,330	$562,664

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
The following table presents an analysis of the activity in the allowance for loan and lease losses for the years ended December 31, 2012 and December 31, 2011. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $24 thousand as of December 31, 2012, 2011 and 2010. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $258 thousand and $253 thousand at December 31, 2012 and December 31, 2011, respectively.
Allowance for Loan and Lease Losses
For the Year Ended December 31, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600
Charge-offs	(8,153)	(8,316)	(6,897)	(2,511)	(3,095)	(473)	(894)	(3)	(30,342)
Recoveries	229	366	1,013	12	406	654	988	8	3,676
Provision	7,763	5,459	5,066	2,512	1,143	(314)	(765)	2	20,866
Ending balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800

Allowance for Loan and Lease Losses
For the Year Ended December 31, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$24,000
Charge-offs	(2,180)	(6,928)	(5,581)	(207)	(3,235)	(330)	(929)	(4)	(19,394)
Recoveries	404	222	744	384	894	949	472	5	4,074
Provision	798	7,383	3,417	(210)	298	(1,027)	258	3	10,920
Ending balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600

Allowance for Loan and Lease Losses
For the Year Ended December 31, 2010

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, December 31, 2009	$5,037	$4,525	$6,706	$766	$6,953	$1,107	$1,386	$12	$26,492
Charge-offs	(2,572)	(2,955)	(10,514)	(1,150)	(16,420)	(1,061)	(2,050)	(49)	(36,771)
Recoveries	56	160	7	—	326	138	—	3	690
Provision	4,825	3,820	6,706	1,145	14,833	629	1,581	50	33,589
Ending balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$24,000

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2012.
As of December 31, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$457	$—	$727	$—	$1,783	$—	$—	$—	$2,967	$—
Collectively evaluated	187,734	6,207	220,928	3,736	31,624	667	17,051	741	457,337	11,351
Total evaluated	$188,191	$6,207	$221,655	$3,736	$33,407	$667	$17,051	$741	$460,304	$11,351

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,077	$50	$—	$—	$392	$—	$—	$—	$5,436	$50
Collectively evaluated	59,321	2,053	13,387	272	176	47	5,473	27	535,694	13,750
Total evaluated	$61,398	$2,103	$13,387	$272	$568	$47	$5,473	$27	$541,130	$13,800

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2011.
As of December 31, 2011

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$4,109	$33	$10,904	$474	$13,377	$324	$1,471	$—	$29,861	$831
Collectively evaluated	211,255	6,335	184,158	5,753	40,430	1,161	30,197	728	466,040	13,977
Total evaluated	$215,364	$6,368	$195,062	$6,227	$53,807	$1,485	$31,668	$728	$495,901	$14,808

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,064	$150	$—	$—	$1,564	$495	$—	$—	$33,489	$1,476
Collectively evaluated	57,559	3,499	20,011	405	1,356	223	3,809	20	548,775	18,124
Total evaluated	$59,623	$3,649	$20,011	$405	$2,920	$718	$3,809	$20	$582,264	$19,600
The Company utilizes a risk rating system to evaluate the credit risk of its loan portfolio. The Company classifies loans as: pass, special mention, substandard/non-impaired, substandard/impaired, doubtful or loss. The following describes the Company's classifications and the various risk indicators associated with each rating.
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
The Company segregates substandard loans into two classifications based on the Company’s allowance methodology for impaired loans. The Company defines a substandard/impaired loan as a substandard loan relationship in excess of $500 thousand that is individually reviewed. Substandard loans have a greater likelihood of loss and may require a protracted work-out plan. In addition to the factors listed for special mention loans, substandard loans may be characterized by the following risks and/or trends:
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
Loans with a risk rating of doubtful are individually analyzed to determine the Company's best estimate of the loss based on the most recent assessment of all available sources of repayment. Doubtful loans are considered impaired and placed on nonaccrual. For doubtful loans, the collection or liquidation in full of principal and/or interest is highly questionable or improbable. The Company estimates the specific potential loss based upon an individual analysis of the relationship risks, the borrower’s cash flow, the borrower’s management and any underlying secondary sources of repayment. The amount of the estimated loss, if any, is then either specifically reserved in a separate component of the allowance or charged-off. In addition to the characteristics listed for substandard loans, the following characteristics apply to doubtful loans:
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

The consistent application of the above loan risk rating methodology ensures that the Company has the ability to track historical losses and appropriately estimate potential future losses in our allowance. Additionally, appropriate loan risk ratings assist the Company in allocating credit and special asset personnel in the most effective manner. Significant changes in loan risk ratings can have a material impact on the allowance and thus a material impact on the Company's financial results by requiring significant increases or decreases in provision expense. The Company individually reviews these relationships on a quarterly basis to determine the required allowance or loss, as applicable.
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2012:
As of December 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2011:
As of December 31, 2011

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$183,231	$6,383	$21,641	$4,109	$215,364
Real estate: Commercial	151,671	12,743	19,744	10,904	195,062
Real estate: Construction	34,289	3,082	3,059	13,377	53,807
Real estate: Multi-family and farmland	25,163	2,804	2,230	1,471	31,668
Commercial	39,577	3,750	14,232	2,064	59,623
Consumer	19,380	111	520	—	20,011
Leases	—	678	678	1,564	2,920
Other	3,739	—	70	—	3,809
Total Loans	$457,050	$29,551	$62,174	$33,489	$582,264
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $5,436 thousand and $33,489 thousand at December 31, 2012 and December 31, 2011, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the years ended December 31, 2012, 2011 and 2010.

The following table presents additional information on the Company’s impaired loans as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012				As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$457	$529	$—	$3,474	$3,510	$3,665	$—	2,280
Real estate: Commercial	727	4,438	—	10,099	9,512	15,555	—	10,601
Real estate: Construction	1,783	2,512	—	9,875	12,623	15,757	—	10,897
Real estate: Multi-family and farmland	—	—	—	1,071	1,471	1,471	—	1,189
Commercial	2,027	3,062	—	2,214	1,354	1,354	—	2,603
Consumer	—	—	—	385	—	—	—	899
Leases	392	392	—	684	574	574	—	1,029
Total	$5,386	$10,933	$—	$27,802	$29,044	$38,376	$—	29,498
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$425	$599	$599	$33	1,103
Real estate: Commercial	—	—	—	445	1,392	1,392	474	2,376
Real estate: Construction	—	—	—	2,214	755	755	324	6,316
Real estate: Multi-family and farmland	—	—	—	71	—	—	—	294
Commercial	50	95	50	1,074	710	710	150	642
Consumer	—	—	—	96	—	—	—	—
Leases	—	—	—	108	989	989	495	115
Total	50	95	50	4,433	4,445	4,445	1,476	10,846
Total impaired loans	$5,436	$11,028	$50	$32,235	$33,489	$42,821	$1,476	40,344

Impaired loans averaged $36,851 thousand at December 31, 2010.

Nonaccrual loans were $11.7 million and $46.9 million at December 31, 2012 and December 31, 2011, respectively. The following table provides nonaccrual loans by type:

	As of December 31, 2012	As of December 31, 2011
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$3,906	$10,877
Real estate: Commercial	1,814	13,288
Real estate: Construction	2,549	14,683
Real estate: Multi-family and farmland	94	2,272
Commercial	2,524	3,087
Consumer and other	375	456
Leases	436	2,244
Total Loans	$11,698	$46,907

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.
As of December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,189	$3,066	$6,255	$181,936	$188,191	$312
Real estate: Commercial	885	1,973	2,858	218,797	221,655	159
Real estate: Construction	626	1,653	2,279	31,128	33,407	—
Real estate: Multi-family and farmland	255	89	344	16,707	17,051	—
Subtotal of real estate secured loans	4,955	6,781	11,736	448,568	460,304	471
Commercial	1,223	2,360	3,583	57,815	61,398	463
Consumer	107	270	377	13,010	13,387	—
Leases	28	435	463	105	568	4
Other	—	—	—	5,473	5,473	—
Total Loans	$6,313	$9,846	$16,159	$524,971	$541,130	$938

As of December 31, 2011

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$4,857	$6,232	$11,089	$204,275	$215,364	$232
Real estate: Commercial	4,652	9,587	14,239	180,823	195,062	370
Real estate: Construction	2,262	10,393	12,655	41,152	53,807	70
Real estate: Multi-family and farmland	583	2,922	3,505	28,163	31,668	1,416
Subtotal of real estate secured loans	12,354	29,134	41,488	454,413	495,901	2,088
Commercial	690	3,454	4,144	55,479	59,623	620
Consumer	70	370	440	19,571	20,011	42
Leases	150	1,674	1,824	1,096	2,920	4
Other	5	68	73	3,736	3,809	68
Total Loans	$13,269	$34,700	$47,969	$534,295	$582,264	$2,822

As of December 31, 2012, the Company had three loans, not on non-accrual, that were considered troubled debt restructurings. Two commercial loans of $700 thousand and $71 thousand, respectively, were restructured to an extended term to assist the borrower by reducing the monthly payments. One residential loan of $224 thousand was restructured with a lower interest rate and payments. As of December 31, 2012, these loans are performing under the modified terms.
The Company had $1.5 million and $4.3 million in troubled debt restructurings outstanding as of December 31, 2012 and 2011, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and $421 thousand of specific reserves as of December 31, 2011. The Company has not committed to lend additional amounts as of December 31, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed six modifications totaling $1,691 thousand and two modifications totaling $3,554 thousand that qualified as troubled debt restructurings during the years ended December 31, 2012 and 2011, respectively.
The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings:
Residential real estate	1	$224	$224	1	$254	$254
Commercial real estate	1	557	557	1	3,300	3,300
Commercial loan	3	907	907	—	—	—
Consumer loan	1	3	3	—	—	—
Total	6	$1,691	$1,691	2	$3,554	$3,554

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2012 and 2011:

	As of December 31, 2012				As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	1	$254		$254	$—	$—	$—
Commercial real estate	2	1,370		1,370	1	430	430
Construction & land development	1	3,300		3,300	—	—	—
Consumer loan	1	3	3,000	3	1	1,988	959
Commercial loan	2	769		698	—	—	—
Total	7	$5,696		$5,625	$2	$2,418	$1,389

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in $964 thousand and $959 thousand in charge offs during the years ended December 31, 2012 and 2011, respectively.
At December 31, 2011, the Company had $138,539 thousand of loans pledged to secure borrowings from the Federal Home Loan Bank of Cincinnati. All of the loans pledged were residential first mortgage loans. At December 31, 2012, the Company did not have any borrowings from the Federal Home Loan Bank of Cincinnati, and therefore, no loans were pledged as collateral.
The Company has entered into transactions with certain directors, executive officers and significant stockholders and their affiliates. The aggregate amounts of loans to such related parties at December 31, 2012 and 2011 were $16 thousand and $518 thousand, respectively. There were no new loans made to such related parties and principal payments amounted to $502 thousand for 2012. New loans made to such related parties amounted to $460 thousand and principal payments amounted to $29 thousand for 2011.

NOTE 7—PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	2012	2011
	(in thousands)
Land and improvements	$9,789	$9,789
Buildings and improvements	24,314	24,068
Equipment	16,148	14,268
Premises and equipment-gross	50,251	48,125
Accumulated depreciation	(20,947)	(19,454)
Premises and equipment-net	$29,304	$28,671

The amount charged to operating expenses for depreciation was $1.5 million for 2012, $1.5 million for 2011 and $1.8 million for 2010.

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
Other Intangible Assets
The Company has other intangible assets in the form of core deposit intangibles. The core deposit intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. A summary of other intangible assets is as follows:

	2012	2011
	(in thousands)
Gross carrying amount	$7,041	$7,041
Less: Accumulated amortization and impairment	6,441	6,059
Balance	$600	$982
Amortization expense on other intangible assets was $382 thousand for 2012, $479 thousand for 2011 and $457 thousand for 2010. Amortization expense for the Company’s core deposit intangibles for the next three years, after which the core deposit intangible will be fully amortized, is as follows:

Year	(in thousands)
2013	$270
2014	196
2015	134
$600

NOTE 9—DEPOSITS
The aggregate amount of time deposits of $100 thousand or more was $201,873 thousand and $185,904 thousand at December 31, 2012 and 2011, respectively.
Brokered deposits were as follows:

	2012	2011
	(in thousands)
Brokered certificates of deposits	$165,106	$237,032
CDARS®	371	1,405
	$165,477	$238,437
Brokered certificates of deposits issued in denominations of $100 thousand or more are participated out by the deposit brokers in shares of $100 thousand or less. CDARS® includes $371 thousand one-way buy deposits and no First Security customers’ reciprocal accounts as of December 31, 2012.
Scheduled maturities of time deposits as of December 31, 2012, are as follows:

	Time Deposits	Brokered CDs	CDARS®	Totals
	(in thousands)
2013	$270,022	$90,418	$—	$360,440
2014	151,701	51,867	371	203,939
2015	4,903	16,054	—	20,957
2016	2,342	4,791	—	7,133
2017 and thereafter	1,049	1,976	—	3,025
	$430,017	$165,106	$371	$595,494

NOTE 10—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At December 31, 2012 and December 31, 2011, the Company had no lines of credit to purchase federal funds with correspondent banks.
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
At December 31, 2012 and 2011, the Company had securities sold under agreements to repurchase of $12,481 thousand and $4,520 thousand, respectively, by commercial checking customers. The Company had a structured repurchase agreement with another financial institution of $10,000 thousand at December 31, 2011. The structured repurchase agreement matured during 2012 and was not renewed. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $18,508 thousand and $26,635 thousand at December 31, 2012 and 2011, respectively. These agreements averaged $14,082 thousand and $15,169 thousand during 2012 and 2011, respectively. The maximum amounts outstanding at any month end during 2012 and 2011 were $16,984 thousand and $15,701 thousand, respectively. Interest expense on repurchase agreements totaled $396 thousand, $440 thousand and $474 thousand for the years ended 2012, 2011 and 2010, respectively.
The structured repurchase agreement with another financial institution provided for a variable rate of three-month LIBOR minus 75 basis points for the first year ending November 6, 2008 and a fixed rate of 3.93% for the remaining term, and was callable on a quarterly basis after the first year. The structured repurchase agreement matured on November 6, 2012.

NOTE 11—OTHER BORROWINGS
The Company had no other borrowings as of December 31, 2012. Other borrowings at December 31, 2011, consisted of a mortgage note totaling $58 thousand. Additionally, the Company had an FHLB letter of credit totaling $9,000 thousand which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2011.
Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of December 31, 2011 were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB. Advances for 2011 were also secured by the FHLB stock owned by the Company. As of December 31, 2011, for additional borrowing capacity, the FHLB required the Company to pledge investment securities or individual, qualifying loans, subject to approval of the FHLB. As of December 31, 2011, the Company had loans totaling $138,539 thousand pledged as collateral at the FHLB. At December 31, 2012, the Company, due to the Consent Order, did not have any borrowing capacity at the FHLB and therefore did not have a line of credit. Additionally, at December 31, 2012, the Company had no investment securities or individual, qualifying loans pledged as collateral.
As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At December 31, 2012 and 2011, the Company owned FHLB stock totaling $2,276 thousand and $2,276 thousand, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet.
The Company had no FHLB advances as of December 31, 2012 or 2011. The terms of the other borrowing as of December 31, 2011 were as follows:

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2015	January 5, 1995	Fixed Rate Mortgage	$58	240 months	7.50%	January 5, 2015

NOTE 12—LEASES
The Company leases bank branches, the loan and lending office and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2012, are as follows:

Amount
(in thousands)
2013	$824
2014	731
2015	710
2016	688
2017	533
Thereafter	3,424
Total minimum lease commitments	$6,910
Rent expense totaled $989 thousand, $883 thousand and $986 thousand for the years ended 2012, 2011 and 2010, respectively.

NOTE 13 – INCOME TAXES
The income tax (benefit) provision consists of the following:

	For the Years Ended
	2012	2011	2010
	(in thousands)
Current (benefit) provision	$771	$392	$(2,778)
Deferred provision (benefit)	—	—	12,457
Income tax provision (benefit)	$771	$392	$9,679
For the year ended December 31, 2012, the Company recognized income tax expense of $771 thousand, compared to income tax expense of $392 thousand and $9,679 thousand for the years ended December 31, 2011 and 2010, respectively. The following reconciles the income tax provision to statutory rates:

	For the Years Ended
	2012	2011	2010
	(in thousands)
Federal taxes at statutory tax rate	$(12,512)	$(7,707)	$(11,785)
Tax exempt earnings on loans and securities	(342)	(435)	(480)
Tax exempt earnings on bank owned life insurance	(338)	(342)	(351)
Low-income housing tax credits	(363)	(389)	(895)
Other, net	(418)	678	126
State tax provision, net of federal effect	(1,595)	(923)	(1,486)
Change in reserve for uncertain tax positions	(727)	—	—
Reversal of disproportionate tax effect relative to cash flow swap termination	1,065	—	—
Changes in the deferred tax asset valuation allowance	16,001	9,510	24,550
Income tax provision (benefit)	$771	$392	$9,679
The increases in the deferred tax valuation allowance offset the income tax benefits recognized for the year ended December 31, 2012. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss. There was a $418 thousand increase in the valuation allowance during 2012 related to items of other comprehensive income which is not a component of income tax expense.

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	2012	2011
	(in thousands)
Deferred Tax Assets
Net operating loss carryforward	$40,800	$21,104
Allowance for loan and lease losses	5,500	7,434
Federal tax credits	3,230	2,582
Other real estate owned	2,439	3,685
Goodwill and other intangible assets	669	896
Salary continuation plan	846	883
Acquisition fair value adjustments	5	22
Deferred loan fees	99	71
Other assets	303	805
Total deferred tax assets	53,891	37,482
Deferred Tax Liabilities
Premises and equipment	1,325	1,296
Core deposit intangibles	1	108
Leasing activities	7	15
Securities available-for-sale	1,471	1,451
FHLB stock	305	305
Gain on business combination	2	13
Other	116	50
Total deferred tax liabilities	3,227	3,238
Net deferred tax asset before valuation allowance	50,664	34,244
Deferred tax asset valuation allowance	(50,664)	(34,244)
Net deferred tax asset after valuation allowance	$—	$—
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
At December 31, 2012, the Company had federal and state net operating loss carryforwards of $107.2 million and $118.2 million, respectively, which are available to offset future taxable income.  The federal loss carryforward will begin to expire in 2030. The state loss carryforward will begin to expire in 2024.  The Company also had federal and state tax credit carryforwards of $3.5 million and $100 thousand, respectively, which are available to offset future tax liability.  The federal tax credit carryforward will begin to expire in 2030. The state tax credit carryforward will begin to expire in 2013.
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company evaluates the valuation allowance quarterly. Positive evidence includes the existence of taxes paid in available carryback years. Negative evidence includes a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of December 31, 2012, the valuation allowance totals $50.7 million resulting in a net deferred tax asset of zero.
The Company evaluated its material tax positions as of December 31, 2012. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

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
The roll-forward of unrecognized tax benefits is as follows:

	2012	2011
	(in thousands)
Balance at beginning of period	$1,480	$1,338
Decreases related to prior year tax positions	(1,480)	—
Increases related to current year tax positions	—	142
Lapse of statute	—	—
Balance at end of period	$—	$1,480
The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2012 was a benefit of $190 thousand and an expense of $66 thousand and $65 thousand for 2011 and 2010, respectively. The amounts accrued for interest and penalties at December 31, 2012 and 2011 were $0 and $262 thousand, respectively. During 2012, the Company settled its uncertain tax position for tax years through December 31, 2011, reducing amounts accrued for interest and penalties as of December 31, 2012 to zero.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2008.

NOTE 14—RETIREMENT PLANS
401(k) and ESOP Plan
The Company has a 401(k) and employee stock ownership plan (the "Plan") covering employees meeting certain age and service requirements. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. From January 1, 2008 to June 30, 2010, the Company made matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Effective July 1, 2010, the Company’s matching contribution was reduced to 1% of the employee’s compensation. The employer contribution is made in the form of Company common stock on a quarterly basis. The employee and employer contributions and earnings thereon are vested immediately. In its sole discretion at the end of the Plan year, the Company may make supplemental matching contributions or profit sharing contributions.
The Company recognized $92 thousand, $99 thousand and $331 thousand in expense under the Plan for 2012, 2011 and 2010, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.
The employee stock ownership ("ESOP") portion of the Plan purchased shares of common stock with proceeds from advances of a loan from the Company. The loan between the Company and the Plan enabled the Plan to borrow up to $12,745 thousand until December 31, 2009, as amended on January 28, 2009. The loan has a term of 30 years, bears interest at 6.25% and requires annual payments. The loan is secured by the stock purchased by the Plan that has not been allocated to participant accounts. The Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution will first be used to repay the loan. As the loan is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares are allocated to the ESOP accounts of participants on a quarterly or annual basis. Cash dividends on financed shares will first be used to repay the acquisition loan. As of December 31, 2012, the loan has been repaid to the Company. Cash dividends on allocated shares are payable to the participants in cash or reinvested in Company stock no later than 90 days from the end of the Plan year.

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The number of unallocated, committed to be released and allocated shares are as follows:

	Unallocated shares	Committed to be released shares	Allocated shares	Compensation Expense
				(in thousands)
Shares as of December 31, 2009	76,878	—	43,189
Shares allocated for match during 2010	(19,106)	—	19,106	$331
Shares as of December 31, 2010	57,772	—	62,295
Shares obtained as result of reverse stock split	7	—	—
Shares allocated for match during 2011	(27,054)	—	27,054	$99
Shares as of December 31, 2011	30,725	—	89,349
Shares allocated for match during 2012	(30,725)	—	30,725	$92
Shares as of December 31, 2012	—	—	120,074

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2012 there were no unallocated shares outstanding. At December 31, 2011, the market value of the 30,725 unallocated shares outstanding totaled $72 thousand.

NOTE 15 –SHARE-BASED COMPENSATION
As of December 31, 2012, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the "2012 LTIP"), the 2002 Long-Term Incentive Plan (the "2002 LTIP") and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
The 2012 LTIP was approved by the shareholders of the Company at the 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012. The 2012 LTIP permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock ("Awards"). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. The number of shares available under the 2012 LTIP is 149,000.
The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 1-for-10 reverse stock split was 1.5 million. As a result of the 1-for-10 reverse stock split in 2011, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a "10% Owner"). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% Owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As a result of the Company's participation in TARP CPP, the terms of awards are also subject to compliance with applicable TARP compensation regulations.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 1-for-10 reverse stock split was 936 thousand. As a result of the 1-for-10 reverse stock split in 2011, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As a result of the Company's participation in TARP CPP, the terms of awards are also subject to compliance with applicable TARP compensation regulations.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(in thousands)
Stock option compensation expense	$64	$9	$14
Stock option compensation expense, net of tax [1]	$42	$6	$9
__________________
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the years ended December 31, 2012 and 2011, no options were exercised.
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
The fair value of options granted was determined using the following weighted-average assumptions as of the grant date. No options were granted during the year ending December 31, 2011.

	As of
	December 31,
	2012	2010
Risk‑free interest rate	1.29%	2.42%
Expected term, in years	6.5	6.5
Expected stock price volatility	67.89%	46.00%
Dividend yield	—%	—%
Fair value per option granted	$1.51	$0.79
The following table represents stock option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	48,205	$82.58
Granted	98,000	$3.00
Exercised	—
Forfeited	11,029
Outstanding, December 31, 2012	135,176	$25.54	7.65	$—	[1]
Exercisable, December 31, 2012	36,462	$86.34	2.89	—	[1]
__________________
1 As of December 31, 2012, the exercise price of all exercisable options exceeded the closing price of the Company's common stock of $2.23, resulting in no intrinsic value.

As of December 31, 2012, shares available for future option grants to employees and directors under existing plans were zero, zero, and 149,000 for the 1999 LTIP, 2002 LTIP, and 2012 LTIP, respectively.
As of December 31, 2012, there was $236 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.43 years.
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
As of December 31, 2012, unearned share-based compensation associated with these awards totaled $208 thousand. The Company recognized $152 thousand, $3 thousand and $10 thousand of compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining cost is expected to be recognized over a weighted-average period of 2.15 years. The total value of shares vested during 2012 and 2011 was immaterial.
The following table represents restricted stock activity for the period ended December 31, 2012:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2012	41,940	[1]	$1.87
Granted	88,000	[2]	3.32
Vested	(39)		8.80
Forfeited	(120)		8.80
Nonvested, December 31, 2012	129,781	[3]	$2.85
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

NOTE 16 – SHAREHOLDERS’ EQUITY
Common Stock
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

Preferred Stock
The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 33,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the "Series A Preferred Stock"), were issued to the United States Department of Treasury ("Treasury") as part of as part of the Capital Purchase Program ("CPP") under the Troubled Asset Relief Program ("TARP"). Since the first quarter of 2010, the Board of Directors has elected on a quarterly basis to defer dividend payments for the Series A Preferred Stock. Under the terms of the Series A Preferred Stock, Treasury has the right to appoint up to two directors to the Company's Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods. As previously reported, William F. Grant, III and Robert R. Lane were elected to the Company's Board of Directors in 2012 pursuant to the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends on the Series A Preferred Stock for all past dividend periods have been paid. Members of the Board of Directors elected by Treasury have the same fiduciary duties and obligations to all of the shareholders of First Security as any other member of the Board of Directors.
The Company recognized $1,650 thousand in dividends for the Series A Preferred Stock for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, aggregate unpaid, accrued dividends on the Series A Preferred Stock are $5.2 million which is included in other liabilities in the Company’s consolidated balance sheet. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $428 thousand, $403 thousand and $379 thousand, respectively, in discount accretion on the Series A Preferred Stock.
ESOP Activity
On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12,745 thousand from First Security Group, Inc. to the Plan. The purpose of the loan was to purchase Company shares in open market transactions through December 31, 2009. The shares will be used for future Company matching contributions with the 401(k) and ESOP plan. From January 1, 2009 to December 31, 2009, the Company purchased 24,880 shares at an average cost of $41.10. As of December 31, 2009, the cumulative purchases totaled 70,068 shares at a total cost of $4,056 thousand, or an average of $57.90 per share. No shares were purchased by the 401(k) and ESOP plan during 2011 or 2012.

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
The Consent Order, as described in Note 2, requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Order provided 120 days from the effective date of April 28, 2010 to achieve these ratios. As of December 31, 2012, the Bank's Tier 1 leverage ratio fell below the minimum level for an "undercapitalized " bank. Accordingly, the Bank is operating under additional Prompt Corrective Actions as Described in Note 2, "Regulatory Matters and Management's Plans". As shown below, FSGBank is currently not in compliance with the capital requirements.

The following table provides the regulatory capital ratios as of December 31, 2012 and 2011:

	Actual		FSGBank Consent Order		Minimum to be Adequately Capitalized under Prompt Corrective Acton Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$32,743	5.5%	N/A	N/A	$47,688	8.0%
FSGBank, N.A.	$34,588	5.8%	$77,466	13.0%	$47,671	8.0%
Tier 1 capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$25,210	4.2%	N/A	N/A	$23,844	4.0%
FSGBank, N.A.	$27,058	4.5%	N/A	N/A	$23,836	4.0%
Tier 1 capital to average assets
First Security Group, Inc. and subsidiary	$25,210	2.3%	N/A	N/A	$43,570	4.0%
FSGBank, N.A.	$27,058	2.5%	$98,011	9.0%	$43,561	4.0%

	Actual		FSGBank Consent Order		Minimum to be Adequately Capitalized under Prompt Corrective Acton Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$72,061	11.0%	N/A	N/A	$52,579	8.0%
FSGBank, N.A.	$71,411	10.9%	$84,915	13.0%	$52,255	8.0%
Tier 1 capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$63,752	9.7%	N/A	N/A	$26,290	4.0%
FSGBank, N.A.	$63,102	9.7%	N/A	N/A	$26,128	4.0%
Tier 1 capital to average assets
First Security Group, Inc. and subsidiary	$63,752	5.7%	N/A	N/A	$44,788	4.0%
FSGBank, N.A.	$63,102	5.6%	$100,770	9.0%	$44,787	4.0%

NOTE 18 – FAIR VALUE MEASUREMENTS
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
There are three levels of inputs that may be used to measure fair values
Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations. At December 31, 2011, our municipal securities valuations were supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities were not rated by the rating agencies and trading volumes were thin, it was determined that these were valued using Level 3 inputs.
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
Appraisals for both collateral-dependent impaired loans and other real estate owned are performed annually by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of approximately 7.82% should be applied.
Loans Held For Sale: Fair value for loans originated to be held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2). Fair value of loans transferred to held for sale is determined using the sales price of the loans which has no observable market, resulting in a Level 3 fair value classification.
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
Other borrowings: Other borrowings carrying amounts reported in the consolidated balance sheets approximate fair value.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$57,545	$—	$57,545
Mortgage-backed—residential	—	160,477	—	160,477
Municipals	—	35,994	—	35,994
Other	—	—	41	41
Total securities available-for-sale	$—	$254,016	$41	$254,057
Loans held for sale	$—	$3,624	$—	$3,624
Financial liabilities
Forward loan sales contracts	$—	$25	$—	$25

	Fair Value Measurements at
	December 31, 2011 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$24,235	$—	$24,235
Mortgage-backed—residential	—	136,898	—	136,898
Municipals	—	30,533	1,339	31,872
Other	—	—	36	36
Total securities available-for-sale	$—	$191,666	$1,375	$193,041
Loans held for sale	$—	$2,233	$—	$2,233
Financial liabilities
Forward loan sales contracts	$—	$21	$—	$21

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of December 31, 2012.

	Balance as of December 31, 2011	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of December 31, 2012
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	$1,339	$(605)	$(734)	$—	$—
Other	$36	30	(27)	—	$41

At December 31, 2012, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include OREO, and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.
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
The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the twelve months ended December 31, 2012.

	Carrying Value as of December 31, 2012	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2012
	(in thousands)
Loans transferred to held for sale	$22,296	$—	$—	$22,296	$—
Other real estate owned –
Construction/development loans	5,279	—	—	5,279	(2,921)
Residential real estate loans	1,489	—	—	1,489	(450)
Commercial real estate loans	2,901	—	—	2,901	(1,081)
Multi-family and farmland loans	873	—	—	873	(229)
Commercial and industrial loans	273	—	—	273	(150)
Other real estate owned	10,815	—	—	10,815	(4,831)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	457	—	—	457	—
Real Estate: Commercial	727	—	—	727	—
Real Estate: Construction	1,783	—	—	1,783	—
Real Estate: Multi-family and farmland	—	—	—	—	—
Commercial	436	—	—	436	—
Collateral-dependent loans	3,403	—	—	3,403	—
Totals	$14,218	$—	$—	$14,218	$(4,831)

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the twelve months ended December 31, 2011.

	Carrying Value as of December 31, 2011	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2011
	(in thousands)
Other real estate owned –
Construction/development loans	$8,591	$—	$—	$8,591	$(4,351)
Residential real estate loans	5,007	—	—	5,007	(1,285)
Commercial real estate loans	3,064	—	—	3,064	(1,696)
Commercial and industrial loans	417	—	—	417	—
Other real estate owned	17,079	—	—	17,079	(7,613)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	12,919	—	—	12,919	(324)
Real Estate: Commercial	3,191	—	—	3,191	(33)
Real Estate: Construction	7,158	—	—	7,158	—
Real Estate: Multi-family and farmland	1,129	—	—	1,129	—
Commercial	989	—	—	989	(495)
Collateral-dependent loans	25,386	—	—	25,386	(852)
Totals	$42,465	$—	$—	$42,465	$(8,465)

For the year ended December 31, 2012, the Company decreased its valuation allowance on $10.8 million of other real estate owned. The Company recorded write-downs on other real estate of $4.9 million and $6.8 million during the years ended December 31, 2012 and 2011, respectively. For collateral-dependent loans, $5.0 million of provision for loan loss was recorded to establish or increase its valuation allowance during the year ended December 31, 2012 as compared to $7.2 million for the same period in the prior year. The Company charged off collateral-dependent loans of $5.0 million for the year ended December 31, 2012. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
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
For loans transferred to held for sale, the Company entered into an asset purchase agreement with a third party to sell certain loans. The sale price determined by the third party, which is also the unobservable input, was approximately $0.54 on the dollar of the loans identified. Based on the sale price, the Company calculated the approximate amount of funds to be received and the amount of loss on the pool of loans. The loss was allocated to each loan in the pool to arrive at the fair value of loans transferred to held for sale as of December 31, 2012.

For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property range from (85.0)% to 131.8% with a weighted average adjustment of 6.00%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provide a range of capitalization rates between 8.5% to 18.0% with a weighted average of 7.77%. The Company's current third-party appraisals provide a range of adjustments to net operating income expectations of (60.0)% to 100.0% with a weighted average of 26.92%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 7.82% as of December 31, 2012.
The following table presents quantitative information about Level 3 fair value measurements for significant items measured at fair value on a non-recurring basis at December 31, 2012.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$727	Sales comparison approach	Adjustment for differences between the comparable sales	(47.5)%	60.0%	4.8%
		Income Approach	Adjustment for differences in net operating income expectations	(10.0)%	15.0%	1.3%
			Capitalization rate	8.0%	14.8%	8.0%
Impaired Loans - Residential	457	Sales Approach	Adjustment for differences between the comparable sales	(51.9)%	74.0%	1.1%
		Income Approach	Adjustment for differences in net operating income expectations	6.0%	6.0%	6.0%
			Capitalization rate	8.8%	10.0%	9.7%
Impaired Loans - Construction	1,783	Sales comparison approach	Adjustment for differences between the comparable sales	(35.0)%	40.0%	3.9%
		Income Approach	Adjustment for differences in net operating income expectations	(44.0)%	22.0%	(9.0)%
		Development Loans	Absorption Rate	3.0%	33.3%	20.8%
		Development Loans	Discount Rate	18.0%	24.0%	22.5%
			Capitalization rate	10.0%	12.0%	11.8%

Impaired Loans - Commercial and Industrial	436	Sales comparison approach	Adjustment for differences between the comparable sales	(74.5)%	43.5%	17.0%
		Income Approach	Adjustment for differences in net operating income expectations	—%	29.2%	15.3%
			Capitalization rate	—%	22.0%	10.3%

OREO-Residential	1,489	Sales comparison approach	Adjustment for differences between the comparable sales	(41.6)%	58.4%	8.8%
OREO-Commercial	2,901	Sales comparison approach	Adjustment for differences between the comparable sales	(85.0)%	129.1%	(5.6)%
		Income Approach	Adjustment for differences in net operating income expectations	(60.0)%	100.0%	31.3%
			Capitalization rate	8.5%	18.0%	7.2%
OREO-Construction	5,279	Sales comparison approach	Adjustment for differences between the comparable sales	(79.0)%	131.8%	10.1%
		Income Approach	Adjustment for differences in net operating income expectations	5.0%	10.0%	5.7%
			Capitalization rate	12.0%	12.0%	12.0%
OREO- Multifamily and Farmland	873	Sales comparison approach	Adjustment for differences between the comparable sales	(10.8)%	20.8%	1.0%
		Income Approach	Adjustment for differences in net operating income expectations	8.0%	11.6%	8.5%
			Capitalization rate	10.0%	11.0%	10.8%

The following table presents the estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011.

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$12,806	$12,806	$—	$—	$12,806
Interest bearing deposits in banks	159,665	159,665	—	—	159,665
Securities available-for-sale	254,057	—	254,016	41	254,057
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	25,920	—	3,624	22,296	25,920
Loans, net	527,330	—	—	545,076	545,076
Accrued interest receivable	2,973	—	947	2,026	2,973
Financial liabilities
Deposits	1,008,066	412,573	600,226	—	1,012,799
Federal funds purchased and securities sold under agreements to repurchase	12,481	12,481	—	—	12,481
Accrued interest payable	1,565	12	1,553	—	1,565

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$8,884	$8,884	$—	$—	$8,884
Interest bearing deposits in banks	249,297	249,297	—	—	249,297
Securities available-for-sale	193,041	—	191,666	1,375	193,041
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,310	N/A	N/A	N/A	N/A
Loans held for sale	2,233	—	2,233	—	2,233
Loans, net	562,664	—	—	571,125	571,125
Accrued interest receivable	2,798	—	821	1,977	2,798
Financial liabilities
Deposits	1,019,422	372,710	649,021	—	1,021,731
Federal funds purchased and securities sold under agreements to repurchase	14,520	14,520	—	—	14,520
Other borrowings	58	58	—	—	58
Accrued interest payable	1,906	62	1,844	—	1,906

NOTE 19 – FAIR VALUE OPTION
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
As of December 31, 2012 and 2011, there were 3.6 million and $2.2 million in loans held for sale recorded at fair value, respectively. These amounts do not include loans moved from loans held for investment to the loans held for sale category. For the years ended December 31, 2012 and 2011, approximately $974 thousand and $737 thousand, respectively, in mortgage banking income was recognized.
For the year ended December 31, 2012, the Company recognized a gain of $249 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the year ended December 31, 2011, the Company recognized a loss of $128 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in mortgage banking income, and reduced income by $245 thousand for the year ended December 31, 2012. The changes in the fair value of the hedges provided $233 thousand of income for the year ended December 31, 2011.
The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$3,624	$3,599	$25

NOTE 20 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2012, the Company has not entered into a transaction in a dealer capacity.
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
On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had market values of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining lives of the originally hedged items. The Company recognized $1.3 million, $1.8 million and $1.6 million, respectively, for the years ended December 31, 2012, 2011 and 2010.
The following table presents the cash flow hedges as of December 31, 2012.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$3,624	$—	$25	$54	Various
	$3,624	$—	$25	$54
Terminated asset hedges
Cash flow hedges: [1]
Interest rate swap	$35,000	—	—	$—	June 28, 2012
Interest rate swap	$25,000	—	—	$16	October 11, 2012
Interest rate swap	$25,000	—	—	$16	October 11, 2012
	$85,000	$—	$—	$32
__________________

1.	$32 thousand in gains, net of taxes, was reclassified from accumulated other comprehensive income into earnings as interest income as of December 31, 2012.

The following are the cash flow hedges as of December 31, 2011:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$2,233	$—	$21	$(14)	various
Total	$2,233	$—	$21	$(14)
Terminated asset hedges
Cash flow hedges:[1]
Interest rate swap	$35,000	$—	$—	$41	June 28, 2012
Interest rate swap	25,000	—	—	420	October 11, 2012
Interest rate swap	25,000	—	—	420	October 11, 2012
Total	$85,000	$—	$—	$881
__________________

1.	$881 thousand in gains, net of taxes, was reclassified from accumulated other comprehensive income into earnings as interest income as of December 31, 2011.

The following table presents additional information on the active derivative positions as of December 31, 2012.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$3,624	Other assets	N/A	Other liabilities	$—	Noninterest income – other	$(4)
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,624	N/A	N/A	Noninterest income – other	N/A

For the year ended December 31, 2012, no significant amounts were recognized for hedge ineffectiveness.

NOTE 21 – COMMITMENTS AND CONTINGENCIES
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

The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2012 and December 31, 2011 was as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit - fixed rate	$16,312	$10,825
Commitments to extend credit - variable rate	94,822	97,510
Total commitments to extend credit	$111,134	$108,335

Standby letters of credit	$5,023	$7,983

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

NOTE 22—OTHER ASSETS AND OTHER LIABILITIES
Other assets and other liabilities consist of the following:

	2012	2011
	(in thousands)
Other assets:
Equity securities	$5,862	$7,063
Interest receivable	2,973	2,798
Prepaid expenses	1,252	2,630
Federal income tax receivable	204	2,340
Security deposits	2,000	2,000
Other	565	435
Total other assets	$12,856	$17,266
Other liabilities:
Accrued interest payable	$1,565	$1,906
Accrued expenses	2,489	2,882
Accrued preferred stock dividend	5,156	3,506
Supplemental executive retirement plan accrual	1,996	2,078
Other	2,634	2,093
Total other liabilities	$13,840	$12,465

NOTE 23 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	2012	2011	2010
	(in thousands)
Other noninterest income—
Point-of-service fees	$1,367	$1,348	$1,270
Bank-owned life insurance income	995	1,007	1,032
Trust fees	523	736	771
Gain on sale of OREO	913	180	92
All other items	1,337	1,520	1,460
Total other noninterest income	$5,135	$4,791	$4,625
Other noninterest expense—
Professional fees	$3,382	$3,430	$3,144
FDIC insurance	3,352	3,289	3,803
Data processing	1,983	1,669	1,462
Write-downs on other real estate owned and repossessions	5,051	6,788	3,539
Losses on other real estate owned, repossessions and fixed assets	782	1,384	1,162
OREO and repossession holding costs	1,591	2,322	1,637
Communications	523	565	617
ATM/debit card fees	511	514	529
Insurance	1,341	1,251	452
OCC Assessments	504	546	325
All other items	3,527	3,822	4,137
Total other noninterest expense	$22,547	$25,580	$20,807
Amounts less than 1% of the aggregate of total interest income plus noninterest income for each year shown are represented by a hyphen and included in "All other items" for the applicable year.

NOTE 24—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2012	2011
	(in thousands)
ASSETS
Cash and due from bank subsidiary	$841	$1,161
Investment in common stock of subsidiary	30,958	67,582
Other assets	2,980	3,301
TOTAL ASSETS	$34,779	$72,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$5,669	$3,812
STOCKHOLDERS’ EQUITY	29,110	68,232
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,779	$72,044

CONDENSED STATEMENT OF OPERATIONS

	2012	2011	2010
	(in thousands)
INCOME
Management fees	$—	$6,772	$7,400
Interest income from loan to subsidiary	—	—	145
Total income	—	6,772	7,545
EXPENSES
Salaries and employee benefits	987	5,380	5,828
Other	848	1,882	2,427
Total expenses	1,835	7,262	8,255
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(1,835)	(490)	(710)
Income tax (benefit) expense	(690)	(181)	(254)
(LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(1,145)	(309)	(456)
Equity in undistributed loss in subsidiary	(36,425)	(22,752)	(43,886)
NET LOSS	(37,570)	(23,061)	(44,342)
Preferred stock dividends	1,650	1,650	1,650
Accretion on preferred stock discount	428	403	379
NET LOSS ALLOCATED TO COMMON STOCKHOLDERS	$(39,648)	$(25,114)	$(46,371)

CONDENSED STATEMENT OF CASH FLOWS

	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,570)	$(23,061)	$(44,342)
Adjustments to reconcile net loss to net cash provided by operating activities—
Equity in undistributed loss of subsidiary	36,425	22,752	43,886
Amortization of deferred compensation	208	79	24
ESOP compensation	82	94	331
(Increase) decrease in other assets	347	(1,115)	1,404
(Decrease) increase in other liabilities	188	(63)	(207)
Net cash from operating activities	(320)	(1,314)	1,096
CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in subsidiary	—	—	(8,000)
Loan to subsidiary, net of payments	—	—	8,000
Net cash from investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred and common stock	—	3	—
Net cash from financing activities	—	3	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(320)	(1,311)	1,096
CASH AND CASH EQUIVALENTS—beginning of year	1,161	2,472	1,376
CASH AND CASH EQUIVALENTS—end of year	$841	$1,161	$2,472
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income taxes paid	$70	$273	$128

NOTE 25—RELATED PARTY TRANSACTIONS
From January 1, 2010 to June 30, 2010 and for the years ended December 31, 2009 and 2008, the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s former Chairman and Chief Executive Officer. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the management of OREO properties, for which it paid $23 thousand in 2010. In addition, during the first half of 2010, the use of a Company car was provided to assist in managing the increased OREO properties.
During 2010 and 2009, the Company entered into certain sale transactions with Ray Marler, a former director of the Company. The Company sold repossessed assets to companies owned by Mr. Marler. Gross proceeds to the Company during 2010 totaled $67 thousand. The Company also utilized Mr. Marler’s companies for certain services associated with other real estate owned. Payments for these services totaled $6 thousand for the year ended December 31, 2010.
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

NOTE 26—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
	(in thousands, except per share amounts)
Interest income	$9,689	$9,581	$8,974	$8,066
Interest expense	3,454	3,276	3,125	2,875
Net interest income	6,235	6,305	5,849	5,191
Provision for loan and lease losses	1,801	4,149	4,543	10,373
Net interest income (loss) after provision for loan and lease losses	4,434	2,156	1,306	(5,182)
Noninterest income	1,983	2,312	2,694	2,306
Noninterest expense	12,135	12,364	12,781	11,528
Income loss before income taxes	(5,718)	(7,896)	(8,781)	(14,404)
Income tax provision (benefit)	109	(619)	108	1,173
Net loss	(5,827)	(7,277)	(8,889)	(15,577)
Dividends and accretion on preferred stock	517	518	521	522
Net loss allocated to common stockholders	$(6,344)	$(7,795)	$(9,410)	$(16,099)
Net loss per share
Net loss per share—basic	$(3.94)	$(4.82)	$(5.79)	$(9.90)
Net loss per share—diluted	$(3.94)	$(4.82)	$(5.79)	$(9.90)
Shares outstanding
Basic[1]	1,612	1,618	1,626	1,626
Diluted[1]	1,612	1,618	1,626	1,626

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
	(in thousands, except per share amounts)
Interest income	$11,502	$11,014	$10,338	$9,930
Interest expense	3,976	3,695	3,662	3,672
Net interest income	7,526	7,319	6,676	6,258
Provision for loan and lease losses	884	2,625	3,882	3,529
Net interest income after provision for loan and lease losses	6,642	4,694	2,794	2,729
Noninterest income	2,264	2,056	2,104	2,226
Noninterest expense	11,373	12,250	11,433	13,122
Loss before income taxes	(2,467)	(5,500)	(6,535)	(8,167)
Income tax benefit	191	(105)	(54)	360
Net loss	(2,658)	(5,395)	(6,481)	(8,527)
Dividends and accretion on preferred stock	511	512	514	515
Net loss allocated to common stockholders	$(3,169)	$(5,907)	$(6,995)	$(9,042)
Net loss per share
Net loss per share—basic	$(2.00)	$(3.35)	$(4.40)	$(5.64)
Net loss per share—diluted	$(2.00)	$(3.35)	$(4.40)	$(5.64)
Shares outstanding
Basic	1,584	1,587	1,591	1,602
Diluted	1,584	1,587	1,591	1,602

[1]
The sum of the quarterly net loss per share (basic and diluted) differs from the annual net loss per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

NOTE 27—BANK-OWNED LIFE INSURANCE
The Company’s Board of Directors approved the purchase of bank-owned life insurance ("BOLI") on January 26, 2005. The Company is the owner and beneficiary of these life insurance contracts. The Company invested a total of $17,250 thousand in nine bank-owned life insurance policies during the first half of 2005. In conjunction with the acquisitions of First State Bank and Jackson Bank, the Company assumed $362 thousand and $3,348 thousand, respectively, in bank-owned life insurance. The Company’s investment in bank-owned life insurance is as follows:

	2012	2011
	(in thousands)
Cash surrender value—beginning of year	$26,722	$25,806
Increase in cash surrender value, net of expenses	854	916
Cash surrender value—end of year	$27,576	$26,722
The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.

NOTE 28—CONCENTRATIONS OF CREDIT RISK
The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2012, the Company had approximately $113.8 million of interest-only loans, which primarily consist of commercial real estate loans (45%) and commercial and industrial loans (26%). The loans have an average maturity of approximately eighteen months or less. The interest only loans are properly underwritten loans and are within the Company’s lending policies.
The Company has branch locations in Dalton, Georgia where the local economy is generally dependent upon the carpet industry. The Company’s loan portfolio within the Dalton market totals $45.1 million.
At December 31, 2012 and 2011, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

NOTE 29 – SUBSEQUENT EVENTS
On December 10, 2012, the Company entered into an asset purchase agreement with a third party to sell certain loans. During the fourth quarter of 2012, the Company identified $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million loss to reduce the loan balance to the expected net proceeds. The Company completed the loan sale during February 2013.
On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the U.S. Treasury ("Treasury") by issuing $14.4 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the exchange agreement ("Exchange Agreement"), as previously included in a Current Report on Form 8-K filed on February 26, 2013, the Company restructured the Company's Preferred Stock issued under the Capital Purchase Program ("CPP") by issuing new shares of common stock equal to 26.75% of the $33 million par value of the Preferred Stock, 100% of the accrued but unpaid dividends and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.
On April 12, 2013, the Company completed the issuance of an additional $76.7 million of new common stock in a private placement to accredited investors. The private placement was previously announced on a Current Report on Form 8-K filed on February 26, 2013, in which the Company announced the execution of definitive stock purchase agreements with institutional investors as part of an approximately $90 million recapitalization ("Recapitalization"). In total, the Company issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million.

Pursuant to a request by the Company, NASDAQ transferred the listing of the Company's common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market on March 26, 2013. The Company's common stock will continue to be listed on the Nasdaq Capital Market subject to certain conditions described in the Company's Current Report on Form 8-K filed on March 22, 2013.
Effective March 19, 2013, Ralph E. Kendall submitted his resignation as a Director of the Company's Board of Directors. The resignation is discussed further in the Company's Current Report on Form 8-K filed on March 22, 2013.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
As reported on Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011, First Security dismissed Joseph Decosimo and Company, PLLC as its independent registered public accounting firm and engaged Crowe Horwath LLP as its new independent registered public accounting firm for its 2011 fiscal year.

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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of December 31, 2012.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.
Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal controls over financial reporting as stated in their report which is included herein.
Changes in Internal Controls
During the third quarter of 2012, we conducted a core system conversion. Approximately nine months of planning were devoted by a select group of consultants and employees to ensure data integrity and minimal customer impact during the conversion. With a complete system upgrade, various internal control processes and procedures required revisions to reflect the new processes. While acknowledging the system changes, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information
Not applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information About Directors
First Security believes that its Board of Directors as a whole should encompass a range of talent, skill and expertise enabling it to provide sound guidance with respect to First Security's operations and interests. In addition to considering a candidate's background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business. First Security's nominating committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of First Security's business. Each director identified below holds or has held senior executive positions in relevant organizations and has operating experience that meets this objective, as described below. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, corporate governance, risk management, and leadership development. Our nominating committee further believes that each of the directors has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; and the commitment to devote significant time and energy to service on the Board.
The following table shows for each director as of April 15, 2013: (1) his or her name; (2) his or her age at December 31, 2012; (3) how long he or she has been one of our directors; (4) his or her position(s) with us, other than as a director; (5) his or her principal occupation and business experience for the past five years; and (6) a brief discussion of the specific experience, qualifications, attributes or skills that the Board believes qualifies each director for service on First Security's Board. Except as otherwise indicated, each director has been engaged in his or her present principal occupation for more than five years. Each of the directors listed below is currently a director of First Security and FSGBank.

Name (Age)	Director Since	Position with First Security and Business Experience
William F. Grant, III (64)	2012
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

William C. Hall (61)	2010
Owner and Manager of Town and Country Restaurant (restaurant / hospitality, Chattanooga, TN) from 1976 to 2005; Managing Partner of T&C Holdings, GP (real estate investment), 2005 to present. We believe Mr. Hall's experience as a small business owner in Chattanooga, one of our primary market areas, well qualifies him to serve on our Board of Directors.

Carol H. Jackson (73)	2002
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

D. Michael Kramer (54)	2011
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

Robert R. Lane (64)	2012
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

Larry D. Mauldin (67)	2012
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

On March 19, 2013, Mr. Ralph L. Kendall resigned from the boards of directors of First Security and FSGBank.

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

Under the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the "Series A Preferred Stock"), the holder thereof, the U.S. Department of Treasury (the "Treasury") has the right to appoint up to two directors to First Security's Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods, and to appoint such directors at subsequent annual meetings until all accrued and unpaid dividends for all past dividend periods have been paid. In February and March of 2012, respectively, the Treasury, pursuant to the terms of the Series A Preferred Stock, elected Mr. Robert R. Lane and Mr. William F. Grant to our board of directors, as quarterly dividends on the Series A Preferred Stock have not been paid for more than six quarters. The directors elected by the Treasury will hold office until the next annual meeting and until their successors are elected and qualified, or until all dividends payable on all outstanding shares of the Series A Preferred Stock have been declared and paid in full. Following the redemption of the securities held by Treasury on April 11, 2013, Treasury no longer has a right to appoint directors to the Board of Directors. However, the Board of Directors requested that Mr. Grant and Mr. Lane continue their service on the Boards of both First Security and FSGBank, and each agreed to continue to serve.

Information About Executive Officers
Executive officers are appointed annually at the meetings of the respective Boards of Directors of First Security and FSGBank following the annual meetings of shareholders, to serve until the next annual meeting and until their successors or additional executive officers are chosen and qualified. The following table shows for each executive officer as of April 15, 2013: (1) his or her name; (2) his or her age at December 31, 2012; (3) how long he or she has been an officer of First Security; (4) his or her position with First Security; and (5) his or her principal occupation and business experience for the past five years.

Name (Age)	Officer Since	Position with First Security and Business Experience
Denise M. Cobb (38)	2010
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

John R. Haddock (34)	2011
Executive Vice President, Chief Financial Officer, and Secretary of the Board of First Security and FSGBank since February 2011; Corporate Controller of First Security and FSGBank from 2006 to February 2011.

D. Michael Kramer (54)	2011
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

Joseph E. Dell resigned as Executive Vice President and Chief Lending Officer on January 28, 2013. As Mr. Dell served as one of First Security's executive officer as of December 31, 2012, he is included in First Security's summary compensation tables below, and is deemed a “Named Executive Officer” for 2012.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires First Security's directors and executive officers, and persons who own more than 10% of First Security Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of First Security. Directors, executive officers and greater than 10% shareholders are required by regulation to furnish First Security with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of these reports and certifications from our directors and officers, all of our directors and executive officers complied with all applicable Section 16(a) filing requirements during 2012. In regard to beneficial owners of more than 10% of outstanding shares of Common Stock, we are not aware that any person beneficially owns more than 10% of our Common Stock.

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

To be considered for inclusion in next year's proxy statement, all shareholder proposals must comply with applicable laws and regulations, including SEC Rule 14a-8, as well as First Security's bylaws, and must be delivered in writing to the Corporate Secretary of First Security at its principal executive offices at 531 Broad Street, Chattanooga, Tennessee 37402, no later than 120 days before the one-year anniversary date that First Security releases a proxy statement to shareholders for the 2013 annual meeting of shareholders.

Audit Committee.
Through April 25, 2012, First Security's audit committee matters were handled by the Audit/Corporate Governance Committee, which was comprised of Ralph L. Kendall (Chair), William C. Hall, Larry D. Mauldin and Carol H. Jackson, each of whom are independent directors under the independence standards of the NASDAQ Stock Market. Effective April 25, 2012, First Security's audit committee matters are handled by the Audit and Enterprise Risk Management Committee, which is comprised of William F. Grant, III (Chair), Ralph L. Kendall, Kelly P. Kirkland and Robert R. Lane, each of whom are independent directors under the independence standards of the NASDAQ Stock Market.
The Board of Directors has determined that Mr. Kendall and Mr. Grant each meet the criteria specified under applicable SEC regulations for an “audit committee financial expert.” In addition, the Board believes that all of the audit committee members have the financial knowledge, business experience and independent judgment necessary for service on First Security's audit committee. The audit committee held five meetings during 2012.
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
Summary Compensation Table
The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by First Security and its subsidiaries to or on behalf of First Security's executive officers at the end of 2012, collectively, the “Named Executive Officers” for 2012.

Name and Principal Position		Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)		Total
(a)		(b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (g)	($) (i)		($) (h)
D. Michael Kramer		2012	311,458	—	—	—	—	40,782		352,240
President and CEO		2011	28,126	—	62,300	—	—	29,625	(7)	120,051

John R. Haddock		2012	185,448	—	36,000	—	—	6,153		227,601
Secretary, CFO and EVP		2011	176,967	—	—	—	—	7,514		184,481

Denise M. Cobb		2012	167,047	—	36,000	—	—	9,780		212,827
Chief Administrative Officer and EVP		2011	167,500	—	—	—	—	9,462		176,962

Christopher G. Tietz		2012	206,529	—	101,100	—	—	9,763		317,392
Chief Credit Officer and EVP

Joseph E. Dell, Jr	(8)	2012	206,042	—	—	—	—	20,359		226,401
Chief Lending Officer and EVP

(1)	Represents base salary.
(2)	Represents discretionary bonus awards. First Security did not pay its Named Executive Officers any bonuses in 2012.
(3)
Represents the grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2012. The grant to Mr. Kramer was made as an inducement in connection with his employment offer. Mr. Kramer was granted 35,000 shares during 2011 at fair value of $1.78 per share. Mr. Haddock and Ms. Cobb were granted 10,000 shares, respectively, during 2012, at fair value of $3.60 per share. The grants were made under the 1999 and 2002 Long Term Incentive Plans. The grant to Mr. Tietz was made as an inducement in connection with his employment offer. Mr. Tietz was granted 30,000 shares during 2012 at a fair value of $3.37 per share. All remaining grants are subject to three-year service vesting and TARP CPP transfer restrictions. Based on the terms of the TARP Exchange, the NEOs forfeited 75% of the restricted stock awards during April 2013.

(4)
Represents the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2012. First Security did not issue any stock options to its Named Executive Officers in 2012.

(5)	Represents Non-Equity Incentive Plan Awards as defined by the SEC. First Security did not issue any Non-Equity Incentive Plan Awards to its Named Executive Officers in 2012.
(6)
Represents all other forms of compensation, including the First Security's 401(k) match and perquisites provided to the Named Executive Officers (consisting of automobile allowance or business and personal use of a company car for transportation for the executive, his customers, employees and directors; social and civic club dues for networking and entertaining; and business and personal use of a cell phone for accessibility to the executive). First Security provided 401(k) matches in 2012 as follows: Kramer-$2,370, Haddock-$1,855, Cobb-$1,730, Tietz-$0 and Dell-$1,932. First Security does not provide the Named Executive Officers with nonqualified deferred compensation opportunities.

(7)	Includes $29,625 paid for as an independent contractor for consulting services prior to Mr. Kramer's appointment as Chief Executive Officer in December 2012.
(8)	Mr. Dell resigned on January 28, 2013.

Base Salaries for Executive Officers. The above table includes partial year base salaries for certain executives. First Security appointed Christopher G. Tietz as EVP and Chief Credit Officer on February 9, 2012. The annual base salaries for the current executive officers are: Kramer - $325,000; Tietz - $235,000; Haddock - $194,750; and Cobb - $176,713.
Agreements with Named Executive Officers. First Security has entered into an employment agreements with Mr. Kramer. The material terms of these arrangements are described below.
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
Long-Term Incentives. First Security uses long-term incentives to encourage its Named Executive Officers to focus on critical long-range objectives, to foster retention and to align the Named Executive Officers' interests with the long-term interests of our other shareholders. First Security's 2012 Long-Term Incentive Plan authorizes the granting of stock options (incentive stock options or non-qualified stock options), stock appreciation rights, and restricted stock. First Security's 2002 Long-Term Incentive Plan authorizes the granting of restricted stock.
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
In 2012, the Committee approved restricted stock awards to Mr. Haddock and Ms. Cobb in connection with individual performance and progress towards key strategic initiatives. The Committee also approved a restricted stock award in connection with the the hiring of Mr. Tietz. For 2013, the Committee intends to continue to look at a broad range of factors, including progress toward key strategic initiatives, in determining whether to grant additional long-term incentives.
401(k) and Employee Stock Ownership Plan. First Security sponsors the First Security Group 401(k) and Employee Stock Ownership Plan (the “401(k) and ESOP Plan”) pursuant to which First Security makes matching contributions. The purpose of the plan is to provide participating employees with an opportunity to obtain beneficial interests in the stock of First Security and to accumulate capital for their future economic security. The 401(k) and ESOP Plan owned shares of Common Stock and allocated the shares for the company-matching element of the 401(k) through September 30, 2012. The company-matching element of the 401(k) for the quarter ended December 31, 2012 consisted of all remaining shares of First Security stock and cash.
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
Outstanding Equity Awards at 2012 Fiscal Year End
The following table sets forth information concerning outstanding awards previously granted to the Named Executive Officers that were held by the Named Executive Officers at December 31, 2012.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested(1) (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kramer	—	—	—	—	—	35,000	(2)	78,050	—	—
Haddock	—	—	—	—	—	10,000	(3)	22,300	—	—
	200	—	—	95.00	12/21/2015	—		—	—	—
	500	—	—	113.50	12/27/2016	—		—	—	—
	105	—	—	90.80	2/27/2018	—		—	—	—
Cobb	—	—	—	—	—	10,000	(3)	22,300	—	—
	550	—	—	100.00	8/29/2015	—		—	—	—
Tietz	—	—	—	—	—	30,000	(4)	66,900	—	—
Dell	—	—	—	—	—	6,700	(5)	14,941	—	—

(1)	Based on the closing price of First Security's common stock (NASDAQ: FSGI) on December 30, 2012 ($2.23 per share).
(2)	Vesting schedule for stock: 11,550 shares on 12/28/2013 and 23,100 shares on 12/28/2014.
(3)	Vesting schedule for stock: 3,300 shares on 1/25/2014 and 6,700 shares on 1/25/2015.
(4)	Vesting schedule for stock: 9,900 shares on 2/8/2014 and 20,100 shares on 2/2/2015.
(5)	On January 28, 2013, Mr. Dell resigned and forfeited his award.

2012 Options Exercise and Stock Vested
No options were exercised by the Named Executive Officers during 2012.
2012 Director Compensation Table
The following table shows the total fees paid to, or earned by, each of our non-employee directors for their service on the Board of Directors during 2012.

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
(a)	($) (b)	($) (c)		($) (d)		($) (e)	($) (g)		($) (h)
William F. Grant	$37,000	—		9,350	(1)	—	—		$46,350
William C. Hall	$55,000	—		9,350	(1)	—	—		$64,350
Carol H. Jackson	$64,000	—		9,350	(1)	—	—		$73,350
Robert P. Keller	$39,875	—		9,350	(1)	—	140,000	(2)	$189,225
Ralph L. Kendall	$42,500	—		9,350	(1)	—	—		$51,850
Kelly P. Kirkland	$44,000	—		9,350	(1)	—	—		$53,350
Robert R. Lane	$44,875	—		9,350	(1)	—	—		$54,225
Larry Mauldin	$43,000	25,000	(3)	9,350	(1)	—	—		$77,350
__________

(1)
Represents the grant date fair value of the restricted stock award computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The Committee granted each non-employee Director a stock option award for 5,000 shares at a fair value of $1.87 per share. The following assumptions were used in the Black-Scholes methodology for the 2012 awards: expected volatility 67.81%%, risk-free rate 1.09%, expected life of 6.5 years and expected dividend yield of 0.00%.

(2)	Represents consulting fees paid to Triumph, for whom Mr. Keller is a Managing Director. See "Related Party Transactions - Engagement of Triumph" on page 153 for more information.

(3)
Represents the grant date fair value of the restricted stock award computed in accordance with FASB ASC Topic 718, using the methods and assumptions described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The Committee granted Mr. Mauldin a restricted stock award for 10,000 shares at a fair value of $2.50 per share.

Cash Compensation
Each non-employee Director is entitled to a $19,500 annual retainer fee. The Chairman of the Board receives an additional $10,000 annual retainer, unless the Chairman in an inside director. The Audit and Enterprise Risk, Compliance, and Compensation Committees meet as needed and the Chairperson of each shall receive an additional annual retainer of $5,000, unless the Chairperson is an inside director. The Asset/Liability, Loan, Corporate Governance and Nominating, and Trust Committees will meet as needed and the Chairperson of each shall receive an additional annual retainer of $3,000, unless the Chairperson is an inside director. Each non-employee Director earns $1,000 for all scheduled Board meetings and a $500 fee for scheduled committee meetings. The total fees are determined for each non-employee Director and equal payments are made monthly. The total fees and monthly payment are paid pro rated for Directors who are elected to the Board of Directors following the annual meeting of shareholders.

Equity Compensation
Non-employee Directors are eligible for an annual grant of 5,000 stock options (or a pro-rated portion for directors that commence service during the year). For 2012, the Directors were granted a stock option award for 5,000 shares at a fair value of $1.87 per share and were issued from the 2012 Long Term Incentive Plan.
Compensation-Related Governance and Role of the Compensation Committee
Committee Charter and Members. From January 1, 2012 to April 25, 2012, First Security's compensation committee matters were handled by the Compensation and Nominating Committee, which was comprised of Carol H. Jackson (Chair), William C. Hall and Kelly P. Kirkland, each of whom is an independent director under the standards of the NASDAQ Stock Market. Effective April 25, 2012, compensation committee matters are handled by the Compensation Committee, which is comprised of Carol H. Jackson (Chair), William C. Hall, Kelly P. Kirkland and Larry D. Mauldin, each of whom were “independent” within the meaning of the listing standards of the NASDAQ, a “nonemployee director” within the meaning of Rule 16b-3 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986. The compensation committee's primary responsibilities are to: (1) determine the compensation payable to executive officers; (2) evaluate the performance of the Chief Executive Officer and the relationship between performance and First Security's compensation policies for the Chief Executive Officer and other executive officers; (3) issue reports in accordance with SEC rules regarding compensation policies; and (4) approve and administer stock-based, profit-sharing and incentive compensation plans. The Charter of the compensation committee is available on our website, www.FSGBank.com, and in print upon request (submit request for copies of the Charter to First Security Group, Inc., Attn: Chief Financial Officer, 531 Broad Street, Chattanooga, TN 37402).
Compensation Committee Activity. The Committee held three meetings during 2012. Activities included benchmarking each element of compensation for the Named Executive Officers, developing and enhancing incentive plans, analyzing the executive compensation limitations applicable to the Company as a result of the Company's participation in the TARP CPP, and determining recommended incentive awards and salary increases based on performance
Interaction with Consultants. The Committee retained the services of McLagan, an Aon Company, a nationally recognized consulting firm, to assist First Security in benchmarking compensation for the Named Executive Officers.
Role of Executives in Compensation Committee Deliberations. The Committee frequently requests the Chief Executive and Financial Officers to be present at Committee meetings to discuss executive compensation and evaluate company and individual performance. Occasionally, other executives may attend a Committee meeting to provide pertinent information. Executives in attendance may provide their insights and suggestions, but only the independent Committee members may vote on decisions regarding changes in executive compensation.
The Chief Executive Officer does not provide the recommendations for changes in his own compensation. The Committee discusses the Chief Executive Officer's compensation with him, but final deliberations and all votes regarding his compensation are made without the Chief Executive Officer present.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Management
The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 15, 2013 by (1) each of our current directors and director nominees; (2) each of our named executive officers; (3) all of our present executive officers and directors as a group; (4) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, based on the most recent Schedules 13G and 13D Reports filed with the SEC and the information contained in those filings; and (5) the purchases in connection with the recapitalization that closed on April 11 and April 12, 2013. Unless otherwise indicated, the address for each person included in the table is 531 Broad Street, Chattanooga, Tennessee 37402. Fractional shares as a result of our dividend reinvestment plan have been rounded to the nearest share for presentation purposes.
For purposes of this table, “beneficial ownership” has been determined in accordance with the rules issued under the Exchange Act, pursuant to which a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days from April 15, 2013.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Shares Beneficially Owned (2)
Directors and Director Nominees:
William F. Grant, III	42,659	(3)	*
William C. Hall	15,318	(4)	*
Carol H. Jackson	61,966	(5)	*
Robert P. Keller	77,763	(6)	*
Kelly P. Kirkland	16,697	(7)	*
D. Michael Kramer	111,586	(8)	*
Robert R. Lane	20,300	(9)	*
Larry D. Mauldin	169,000	(10)	*

Named Executive Officers, who are not also Directors:
Denise M. Cobb	24,206	(11)	*
John R. Haddock	75,421	(12)	*
Christopher G. Tietz	90,053	(13)	*
Joseph E. Dell, Jr.	7,027	(14)	*

All Current Directors and Executive Officers, as a Group (11 persons):	704,969	(15)	1.15%

5% Shareholders:
EFJ Capital, LLC	6,080,000	(16)	9.74%
GF Financial II, LLC	6,080,000	(16)	9.74%
MFP Partners, L.P.	6,080,000	(16)	9.74%
Ulysses Partners, L.P.	6,000,000	(16)	9.61%

* Less than 1% of outstanding shares.

(1)	Some or all of the shares may be subject to margin accounts.

(2)
The percentage of our common stock beneficially owned was calculated based on 62,420,992 shares of common stock issued and outstanding as of April 15, 2013. The percentage assumes the exercise by the shareholder or group named in each row of all options for the purchase of our common stock held by such shareholder or group and exercisable within 60 days of April 15, 2013.

(3)	All shares directly owned by Mr. Grant.

(4)
Includes 120 shares subject to restricted stock awards and 198 shares that Mr. Hall has the right to acquire by exercising options that are exercisable within 60 days after April 15, 2013. All other shares directly owned.

(5)
Includes 666 shares owned by Ms. Jackson's spouse and 509 shares owned by an IRA for the benefit of Ms. Jackson; also includes 3,550 shares that Ms. Jackson has the right to acquire by exercising options that are exercisable with 60 days after April 15, 2013. All other shares directly owned.

(6)
Includes 226 shares owned by Triumph Investment Partners, LLC, 12,000 shares held by Triumph Investment Fund, LP, and 15,506 shares held by Triumph Investment Fund II, LP. All other shares directly owned.

(7)	All shares directly owned by Ms. Kirkland.

(8)	Includes 35,000 shares subject to restricted stock awards and all other shares directly owned.

(9)	All shares directly owned by Mr. Lane.

(10)	All shares directly owned by Mr. Mauldin.

(11)
Includes 1,706 shares held in First Security's 401(k) plan and also includes 10,000 shares subject to restricted stock awards. Additionally, Ms. Cobb has the right to acquire 550 shares by exercising options that are exercisable within 60 days after April 15, 2013. All other shares directly owned.

(12)
Includes 1,716 shares held in First Security's 401(k) plan and also includes 10,000 shares subject to restricted stock awards. Additionally, Mr. Haddock has the right to acquire 805 shares by exercising options that are exercisable within 60 days after April 15, 2013. All other shares directly owned.

(13)	Includes 1,634 shares owned by an IRA for the benefit of Mr. Tietz's spouse and also includes 30,000 shares subject to restricted stock awards. All other shares directly owned.

(14)	Mr. Dell resigned on January 28, 2013 and all shares are directly owned.

(15)	Includes 5,103 shares that the owner has the right to acquire by exercising options that are exercisable within 60 days after April 15, 2013.

(16)	Based on the shares purchased as part of the Company's recapitalization that occurred on April 11-12, 2013.
The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan, the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended, and the First Security Group, Inc. 2012 Long-Term Incentive Plan. All data is presented as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options and vesting of restricted awards	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	165,257	$86.34	149,000
Equity compensation plans not approved by security holders	—	—	—
Total	165,257	$86.34	149,000

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
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
From time to time, FSGBank will extend loans to the directors and officers of First Security and their affiliates. None of these loans are currently nonaccrual, past due, restructured or potential problem loans. All such loans were: (i) made in the ordinary course of business; (ii) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Security, and did not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2012, the aggregate amount of loans to such related parties was $16 thousand. All related party loans are term loans and thus, there are no unused lines of credit.

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

Audit Fees
Crowe Horwath LLP's services as First Security's principal registered accountant commenced on July 11, 2011. Prior to that date, Decosimo served as First Security's principal registered accountant. The following table sets forth fees for professional audit and quarterly review services rendered by Crowe Horwath LLP, for the years ended December 31, 2012 and 2011, as well as fees billed for other services rendered by Crowe Horwath LLP during those periods:

	2012	2011
Audit Fees (1)	$377,700	$158,760
Audit-Related Fees (2)	21,500	1,775
Tax Fees - Preparation and Compliance (3)	—	—
Sub total	399,200	160,535
Tax Fees - Other	—	—
All Other Fees (4)	—	12,500
Sub total	—	12,500
Total Fees	$399,200	$173,035

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

(3)	Tax Fees - Preparation and Compliance consist of the aggregate fees billed for professional services rendered for tax return preparation and compliance.
(4)	All Other Fees consist of the aggregate fees for professional services related to a one-time information technology project and other SOX-404 testings prior to the audit engagement in 2011.

The following table sets forth fees for professional audit and quarterly review services rendered by Joseph Decosimo and Company, PLLC ("Decosimo"), for the years ended December 31, 2011 as well as fees billed for other services rendered by Decosimo, during those periods:

2011
Audit Fees (1)	$152,409
Audit-Related Fees (2)	2,570
Tax Fees - Preparation and Compliance (3)	63,400
Sub total	218,379
Tax fees - Other (4)	9,850
All Other Fees	—
Sub total	9,850
Total Fees	$228,229

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The list of all financial statements is included at Item 8.

(b)	The financial statement schedules are either included in the financial statements or are not applicable.

(c)
Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.

3.4	Amended and Restated Bylaws.

4.1	Form of Common Stock Certificate.[1]

4.2	Form of Series A Preferred Stock Certificate.[2]

4.3	Warrant to Purchase up to 823,627 shares of Common Stock, dated January 9, 2009.[3]

4.4	Tax Benefit Preservation Plan, dated October 30, 2012

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[1]

10.2*	First Security’s Amended and Restated 2002 Long-Term Incentive Plan.[4]

10.3*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[5]

10.4*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[5]

10.5*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[5]

10.6*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[5]

10.7*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan with TARP restrictions. [6]

10.8*	Employment Agreement Dated as of May 16, 2003 by and between First Security and Rodger B. Holley.[7]

10.9*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and Rodger B. Holley.[8]

10.10*	Employment Agreement Dated as of September 20, 2010 and Executed November 24, 2010 by and between First Security and Ralph E. “Gene” Coffman, Jr.[9]

10.11*	Employment Agreement Dated as of May 16, 2003 by and between First Security and William L. Lusk, Jr.[7]

10.12*	Salary Continuation Agreement Dated as of December 21, 2005 by and between First Security, FSGBank and William L. Lusk, Jr.[8]

10.13*	First Security Group, Inc. Non-Employee Director Compensation Policy.[10]

10.14*	Form of First Amendment to Employment Agreements, Dated as of December 18, 2008 (executed by Messrs. Holley and Lusk).[10]

10.15*	Form of Senior Executive Officer Agreement, Dated as of January 9, 2009 (executed by Messrs. Holley and Lusk).[11]

10.16
Letter Agreement, Dated January 9, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[12]

10.17*	Form of TARP Restricted Employee Agreement, Dated as of December 10, 2009 (executed by Messrs. Holley and Lusk).[13]

10.18	Consent Order, Dated April 28, 2010, between FSGBank and the Office of the Comptroller of the Currency.[14]

10.19	Stipulation and Consent to the Issuance of a Consent Order, Dated April 28, 2010, between FSGBank and the Office of the Comptroller of the Currency.[15]

10.20	Written Agreement, Dated September 7, 2010, between First Security Group, Inc. and the Federal Reserve Bank of Atlanta.[16]

10.21	Resignation Letter of Rodger B. Holley, dated April 21, 2011.[18]

10.22	Severance Agreement by and between Rodger B. Holley, First Security Group, Inc. and FSGBank, N.A., dated April 21, 2011.[19]

10.23	Engagement Agreement with First Security Group, Inc., FSGBank, N.A. and Triumph Investment Management, LLC, dated April 28, 2011.[20]

10.24	Amendment to Engagement Agreement with First Security Group, Inc., FSGBank, N.A. and Triumph Investment Management, LLC, dated March 28, 2012.

10.25	Employment Agreement by and between D. Michael Kramer, First Security Group, Inc. and FSGBank, N.A., dated December 28, 2011.[21]

10.26	Exchange Agreement by and between First Security Group, Inc. and The United States Department of The Treasury, dated February 25, 2013.[22]

10.27	Stock Purchase Agreement by and between First Security Group, Inc. and certain Named Investors, dated February 25, 2013.[23]

10.28	Form of Securities Purchase Agreement by and between The United States Department of The Treasury and First Security Group, Inc., dated February 25, 2013.[24]

10.29*	Form of Incentive Stock Option Award under the 2012 Long-Term Incentive Plan.

10.30*	Form of Non-qualified Stock Option Award under the 2012 Long-Term Incentive Plan.

10.31*	Form of Restricted Stock Award for a Director under the 2012 Long-Term Incentive Plan with TARP restrictions.

10.32*	Form of Restricted Stock Award for an Employee under the 2012 Long-Term Incentive Plan with TARP restrictions.

21.1	Subsidiaries of the Registrant.[17]

23.1	Consent of Crowe Horwath LLP.

23.2	Consent of Joseph Decosimo and Company, PLLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to EESA.

99.2	Certification of Chief Financial Officer pursuant to EESA.

101
Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

1	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.

2	Incorporated by reference to the Exhibit 4.1 to the Current Report on Form 8-K filed January 9, 2009.

3	Incorporated by reference to the Exhibit 4.2 to the Current Report on Form 8-K filed January 9, 2009.

4	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed April 30, 2007.

5	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2004.

6	Incorporated by reference to the Exhibit 10.7 to First Security’s Annual Report on Form 10-K for the year ended December 31, 2010.

7	Incorporated by reference to First Security’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

8	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2005.

9	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed December 1, 2010.

10	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2008.

11	Incorporated by reference to the Exhibit 10.3 to the Current Report on Form 8-K filed January 9, 2009.

12	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed January 9, 2009.

13	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2009.

14	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed April 29, 2010.

15	Incorporated by reference to the Exhibit 10.2 to the Current Report on Form 8-K filed April 29, 2010.

16	Incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2010.

17	Incorporated by Reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2003.

18	Incorporated by Reference to the Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2011.

19	Incorporated by Reference to the Exhibit 10.2 to the Current Report on Form 8-K filed April 27, 2011.

20	Incorporated by Reference to the Exhibit 10.1 to the Current Report on Form 8-K filed April 29, 2011.

21	Incorporated by Reference to the Exhibit 10.1 to the Current Report on Form 8-K filed December 29, 2011.

22	Incorporated by Reference to the Exhibit 10.1 to the Current Report on Form 8-K filed February 26, 2013.

23	Incorporated by Reference to the Exhibit 10.2 to the Current Report on Form 8-K filed February 26, 2013.

24	Incorporated by Reference to the Exhibit 10.3 to the Current Report on Form 8-K filed February 26, 2013.

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer
DATE: April 15, 2013
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2013.

Signature	Title

/S/ D. MICHAEL KRAMER D. Michael Kramer (Principal Executive Officer)	Chief Executive Officer, President and Director

/S/ JOHN R. HADDOCK John R. Haddock (Principal Financial and Accounting Officer)	Chief Financial Officer, Executive Vice President and Secretary

/S/ Larry D. Mauldin Larry D. Mauldin	Chairman of the Board and Director

/s/ William F. Grant, III William F. Grant, III	Director

/S/ WILLIAM C. HALL William C. Hall	Director

/S/ CAROL H. JACKSON Carol H. Jackson	Director

/S/ ROBERT P. KELLER Robert P. Keller	Director

/S/ KELLY P. KIRKLAND Kelly P. Kirkland	Director

/S/ ROBERT R. LANE Robert R. Lane	Director