Form 10-Q
period 2013-03-31
FIRST SECURITY GROUP INC/TN
filed 2013-05-15
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 62,423,367 shares outstanding and issued as of May 15, 2013

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012	March 31, 2012
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$9,407	$12,806	$8,244
Interest Bearing Deposits in Banks	157,931	159,665	217,142
Cash and Cash Equivalents	167,338	172,471	225,386
Securities Available-for-Sale	258,175	254,057	223,155
Loans Held for Sale	3,708	25,920	2,136
Loans	540,288	541,130	601,779
Less: Allowance for Loan and Lease Losses	13,500	13,800	18,990
Net Loans	526,788	527,330	582,789
Premises and Equipment, net	29,239	29,304	29,076
Bank Owned Life Insurance	27,760	27,576	24,716
Intangible Assets	526	600	863
Other Real Estate Owned	12,706	13,441	26,926
Other Assets	14,513	12,856	15,075
TOTAL ASSETS	$1,040,753	$1,063,555	$1,130,122

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012	March 31, 2012
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$145,207	$141,400	$168,809
Interest Bearing Demand	88,184	86,575	59,840
Savings and Money Market Accounts	191,889	184,597	167,308
Certificates of Deposit less than $100 thousand	224,494	228,144	231,686
Certificates of Deposit of $100 thousand or more	201,405	201,873	197,221
Brokered Deposits	139,715	165,477	213,682
Total Deposits	990,894	1,008,066	1,038,546
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	13,048	12,481	16,629
Security Deposits	42	58	187
Other Liabilities	15,775	13,840	12,928
Total Liabilities	1,019,759	1,034,445	1,068,290
SHAREHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; 33,000 issued as of March 31, 2013, December 31, 2012 and March 31, 2012; Liquidation value of $38,569 as of March 31, 2013, $38,156 as of December 31, 2012 and $36,919 as of March 31, 2012	32,660	32,549	32,225
Common Stock – $.01 par value – 150,000,000 shares authorized; 1,772,342 shares issued as of March 31, 2013, 1,772,342 issued as of December 31, 2012, and 1,762,342 issued as of March 31, 2012	115	115	115
Paid-In Surplus	106,622	106,531	109,027
Common Stock Warrants	2,006	2,006	2,006
Unallocated ESOP Shares	—	—	(2,746)
Accumulated Deficit	(123,293)	(115,391)	(82,087)
Accumulated Other Comprehensive Income	2,884	3,300	3,292
Total Shareholders’ Equity	20,994	29,110	61,832
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,040,753	$1,063,555	$1,130,122

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
INTEREST INCOME
Loans, including fees	$6,670	$8,332
Investment Securities – taxable	812	931
Investment Securities – non-taxable	205	283
Other	122	143
Total Interest Income	7,809	9,689
INTEREST EXPENSE
Interest Bearing Demand Deposits	74	37
Savings Deposits and Money Market Accounts	222	286
Certificates of Deposit of less than $100 thousand	564	705
Certificates of Deposit of $100 thousand or more	556	651
Brokered Deposits	1,136	1,659
Other	16	116
Total Interest Expense	2,568	3,454
NET INTEREST INCOME	5,241	6,235
Provision for Loan and Lease Losses	678	1,801
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	4,563	4,434
NONINTEREST INCOME
Service Charges on Deposit Accounts	736	717
Mortgage Banking Income	296	175
Other	1,188	1,091
Total Noninterest Income	2,220	1,983
NONINTEREST EXPENSES
Salaries and Employee Benefits	5,609	4,633
Expense on Premises and Fixed Assets, net of rental income	1,447	1,243
Other	6,986	6,259
Total Noninterest Expenses	14,042	12,135
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(7,259)	(5,718)
Income Tax Provision	119	109
NET LOSS	(7,378)	(5,827)
Preferred Stock Dividends	413	413
Accretion on Preferred Stock Discount	111	104
NET LOSS ALLOCATED TO COMMON SHAREHOLDERS	$(7,902)	$(6,344)
OTHER COMPREHENSIVE LOSS
Net loss	(7,378)	(5,827)
Unrealized net gain (loss) on securities	(412)	148
Unrealized net loss on cash flow swaps	(4)	(355)
COMPREHENSIVE LOSS	(7,794)	(6,034)
NET LOSS PER SHARE:
Net Loss Per Share – Basic	$(4.90)	$(3.94)
Net Loss Per Share – Diluted	$(4.90)	$(3.94)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Total
Balance - December 31, 2012	$32,549	1772	$115	$106,531	$2,006	$(115,391)	$3,300	$29,110
Net Loss	—	0	—	—	—	(7,378)	—	(7,378)
Other Comprehensive Loss	—	0	—	—	—	—	(416)	(416)
Accretion of Discount Associated with Preferred Stock	111	0	—	—	—	(111)	—	—
Preferred Stock Dividend	—	0	—	—	—	(413)	—	(413)
Share-based Compensation, net of forfeitures	—	0	—	91	—	—	—	91
Balance - March 31, 2013	$32,660	1772	$115	$106,622	$2,006	$(123,293)	$2,884	$20,994

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,378)	$(5,827)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities -
Provision for Loan and Lease Losses	678	1,801
Amortization, net	594	770
Share-Based Compensation	91	23
ESOP Compensation	—	24
Depreciation	425	341
Gain on Sales of Premises and Equipment, net	(24)	—
Loss on Sales of Other Real Estate Owned and Repossessions, net	141	531
Write-down of Other Real Estate Owned and Repossessions	1,315	2,297
Accretion of Fair Value Adjustment, net	(3)	(24)
Accretion of Terminated Cash Flow Swaps	—	(289)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(87)	179
Interest Receivable	(152)	(238)
Other Assets	(1,683)	2,041
Interest Payable	(72)	127
Other Liabilities	1,578	(145)
Net Cash From Operating Activities	(4,577)	1,611
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments, and Calls	4,276	13,537
Sales	1,001	—
Purchases	(10,328)	(44,154)
Loan Originations and Principal Collections, net	(1,938)	(27,895)
Proceeds from Sales of Premises and Equipment	157	—
Proceeds from Sales of Other Real Estate and Repossessions	1,078	3,677
Proceeds from Sale of Loans to Third Party (see Note 7)	22,296	—
Additions to Premises and Equipment	(493)	(746)
Net Cash From Investing Activities	16,049	(55,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	(17,172)	19,124
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	567	2,109
Net Decrease of Other Borrowings	—	(58)
Net Cash From Financing Activities	(16,605)	21,175
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,133)	(32,795)
CASH AND CASH EQUIVALENTS – beginning of period	172,471	258,181
CASH AND CASH EQUIVALENTS – end of period	$167,338	$225,386

	Three Months Ended
	March 31,
(in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transfered to OREO and repossessions	$1,805	$5,766
Accrued and deferred cash dividends on preferred stock	$413	$413
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$2,496	$3,327
Income taxes paid	$—	$70

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
Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – MANAGEMENT'S PLANS AND REGULATORY MATTERS
Management's Plans
During 2012, the Company focused on operating under its strategic plan and executing on its capital plan. The execution of the capital plan, as described below, combined with the ongoing performance of the strategic plan should restore profitability and achieve compliance with all aspects of the regulatory agreements over the next twelve months.
On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the U.S. Treasury ("Treasury") by issuing $14.4 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the exchange agreement ("Exchange Agreement"), as previously included in a Current Report on Form 8-K filed on February 26, 2013, the Company restructured the Company's Preferred Stock issued under the Capital Purchase Program ("CPP") by issuing new shares of common stock equal to 26.75% of the $33 million liquidation value of the Preferred Stock plus 100% of the accrued but unpaid dividends in exchange for the Preferred Stock, all accrued but unpaid dividends thereon, and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.
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

Pro-Forma Stockholders' Equity
	March 31, 2013	Estimated Impact of CPP Restructuring [1]	Estimated Impact of Recapotalization[2]	Pro-Forma
	(amount in thousands)
Preferred Stock - no par value - 10,000,000 shares authorized; 33,000 issued as of March 31, 2013; Liquidation value of $38,569	$32,660	$(32,660)	$—	$—
Common Stock - $0.01 par value - 150,000,000 shared authorized; 1,772,342 shares issued as of March 31, 2013	115	99	508	722
Paid-In Surplus	106,622	14,813	70,592	191,936
Common Stock Warrants	2,006	(2,006)	—	—
Accumulated Deficit	(123,293)	25,728	—	(89,663)
Accumulated Other Comprehensive Income	2,884	—	—	2,884
Total Shareholders' Equity	$20,994	5,974	71,100	105,879

[1]
CPP Restructuring – The Company issued common stock equal to 26.75% of the $33 million liquidation value of the Preferred Stock plus 100% of the accrued but unpaid dividends on April 11, 2013. The net increase of $5,974 thousand represents the conversion of the accrued dividends from a liability into capital. The above is based on the accrued but unpaid dividends as of the transaction date.

[2]
Recapitalization – The Company issued $91.1 million of aggregate new shares of common stock, inclusive of the shares issued to the U.S. Treasury as part of the CPP restructuring. The Company has deducted $5.1 million as the estimated transaction expenses that will reduce the net proceeds to the Company. The transaction expenses are an estimate and subject to change.

The following chart presents pro-forma regulatory capital ratios based upon the Recapitalization:

Pro-Forma Regulatory Capital Ratios
	March 31, 2013	Estimated Impact of Transaction	Pro-Forma	Minimum to be Well Capitalized under Prompt Corrective Action Provisions [1]
	(amounts in thousands)
Company Capital Levels
Tier 1 capital	$17,584	$77,074	$94,658
Total risk-based capital	$24,967	$77,074	$102,041
Tier 1 leverage ratio	1.68%		9.04%	n/a
Total risk-based capital	4.27%		17.47%	n/a

FSGBank Capital Levels
Tier 1 capital	$19,932	$65,000	$84,932
Total risk-based capital	$27,313	$65,000	$92,313
Tier 1 leverage ratio	1.90%		8.12%	5.00%
Total risk-based capital	4.68%		15.80%	10.00%

1 FSGBank continues to operate under a Consent Order with capital adequacy requirements. Accordingly, FSGBank would be considered “adequately capitalized” based on the estimated pro-forma capital levels.

In addition to the Recapitalization described above, the Company has strengthened its management team and board of directors and maintained evaluated levels of liquidity.
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
In December 2011, the Company appointed Michael Kramer as President and Chief Executive Officer. Subsequently, the Company appointed a Chief Credit Officer, Retail Banking Officer and Director of FSGBank’s Wealth Management and Trust Department. The Company added three additional directors to the Board in 2011 and added three additional directors in 2012, including a new independent Chairman of the Board, Larry D. Mauldin.
The Bank has successfully maintained elevated liquidity and has chosen to do so primarily by maintaining excess cash at the Federal Reserve. The Company’s cash position as of March 31, 2013 was $167.3 million compared to $172.5 million and $225.4 million at December 31, 2012 and March 31, 2012, respectively. With the completion of the Recapitalization, the Company will begin deploying the excess liquidity into higher-earning assets.
Regulatory Matters
First Security Group, Inc.
On September 7, 2010, the Company entered into a Written Agreement (the "Agreement") with the Federal Reserve Bank of Atlanta (the "Federal Reserve"), the Company’s primary regulator. The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Company's wholly owned subsidiary, FSGBank, National Association ("FSGBank" or the "Bank").
The Agreement prohibits the Company from declaring or paying dividends without prior written consent of the Federal Reserve. The Company is also prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank without prior written consent.

Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the Bank’s primary regulator, the Office of the Comptroller of the Currency (OCC). Neither the Federal Reserve nor the OCC accepted the initially submitted capital plan. Strategic and capital plans covering five years are being revised to reflect the actual terms and timing of the Recapitalization.
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
Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13.0% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. As of March 31, 2013, the eleventh financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 4.7% and the Tier 1 capital to adjusted total assets was 1.9%. The Bank has notified the OCC of its non-compliance with the requirements of the Order.
During the third quarter of 2010, the OCC requested additional information and clarifications to the Bank's submitted strategic and capital plans as well as the management assessments. Subsequent to the resignation of the CEO in April 2011, the Bank requested an extension on the submission date for the strategic and capital plans until a new CEO was appointed and had sufficient time to modify the strategic plan. Strategic and capital plans covering five-years are being revised to reflect the actual terms and timing of the Recapitalization.
Effective with the Order, the Bank has been restricted from paying interest on deposits that is more than 0.75% above the rate applicable to the applicable market of the Bank as determined by the Federal Deposit Insurance Corporation (FDIC). Additionally, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.
The Bank is currently deemed not in compliance with some provisions of the Order, including the capital requirements. Management believes that the completed Recapitalization will provide compliance with most, if not all, requirements of the Order.
On April 29, 2010, the Company filed a Current Report on Form 8-K describing the Order. A copy of the Order is filed as Exhibit 10.1 to such Form 8-K. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Order.
As of September 30, 2012, the Bank's Tier I leverage ratio fell below the minimum level for an "adequately capitalized" bank of 4%. As described below, there are three classifications for banks that are below "adequately capitalized," as follows: "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2012, the Bank was reclassified from "undercapitalized" to "significantly undercapitalized" upon the filing of the Call Report on January 30, 2013. As of March 31, 2013, the Bank was reclassified to "critically undercapitalized" upon the filing of the call report on April 30, 2013.

On April 23, 2013, FSGBank filed a cash contribution to capital notice with the OCC certifying a $65 million capital contribution by First Security Group into FSGBank. With the capital contribution, FSGBank's proforma regulatory capital ratios changed as follows: Tier 1 leverage ratio from less than 2.0% to 8.1%, Tier 1 risk-based capital from 3.4% to 14.5% and total risk-based capital from 4.7% to 15.8%. All proforma regulatory capital exceed the percentages of a well capitalized institution as defined under applicable regulatory guidelines. FSGBank will continue to be classified as adequately capitalized due to the capital requirement in the Order.
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
The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

March 31, 2013	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	3.01%	3.41%
Total capital to risk adjusted assets	13.0%	8.0%	4.27%	4.68%
Leverage ratio	9.0%	4.0%	1.68%	1.90%

December 31, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	4.23%	4.54%
Total capital to risk adjusted assets	13.0%	8.0%	5.49%	5.80%
Leverage ratio	9.0%	4.0%	2.31%	2.48%

March 31, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	8.60%	8.60%
Total capital to risk adjusted assets	13.0%	8.0%	9.80%	9.80%
Leverage ratio	9.0%	4.0%	5.20%	5.20%
_____________
1 FSGBank was required to achieve and maintain these capital ratios within 120 days from April 28, 2010.
See "Proforma Regulatory Capital Ratios" table to see the effect of the Recapitalization completed on April 12, 2013.

NOTE 3 –OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2013 and 2012.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Beginning balance, December 31, 2012	$(54)	$3,354	$3,300
Other comprehensive income before reclassification	(3)	(413)	(416)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(3)	(413)	(416)
Ending balance, March 31, 2013	$(57)	$2,941	$2,884

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Beginning balance, December 31, 2011	$202	$3,297	$3,499
Other comprehensive income before reclassification	(792)	148	(644)
Amounts reclassified from accumulated other comprehensive income	(437)	—	(437)
Net current period other comprehensive income	(355)	148	(207)
Ending balance, March 31, 2012	$(153)	$3,445	$3,292

For the three months ended March 31, 2013 and 2012, zero and $437 thousand, respectively, were reclassified into interest income due to gains on derivatives. There were no reclassifications from gains or losses on securities for the three months ended March 31, 2013 and 2012.

NOTE 4 –SHARE-BASED COMPENSATION
As of March 31, 2013, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the 2012 LTIP), the 2002 Long-Term Incentive Plan (the 2002 LTIP) and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
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
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Stock option compensation expense	$28	$2
Stock option compensation expense, net of tax [1]	$18	$1
__________________
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the three months ended March 31, 2013 and 2012, no options were exercised.

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
During the three months ended March 31, 2013 and 2012, no options were granted.
The following table represents stock option activity for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	135,176	$25.54
Granted	—	$—
Exercised	—	$—
Forfeited	2,980	$82.49
Outstanding, March 31, 2013	132,196	$24.26	7.58	$850
Exercisable, March 31, 2013	36,782	$79.19	3.43	—	[1]
__________________
1 As of March 31, 2013, the exercise price of all exercisable options exceeded the closing price of the Company's common stock of $2.64, resulting in no intrinsic value.
As of March 31, 2013, shares available for future option grants to employees and directors under existing plans were zero, zero, and 149,000 for the 1999 LTIP, 2002 LTIP, and 2012 LTIP, respectively.
As of March 31, 2013, there was $92 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.57 years.
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
As of March 31, 2013, unearned share-based compensation associated with these awards totaled $147 thousand. The Company recognized compensation expense, net of forfeitures, of $61 thousand for the three months ended March 31, 2013 and $21 thousand for the three months ended March 31, 2012, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 1.29 years.
The following table represents restricted stock activity for the period ended March 31, 2013:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	129,781	[1]	$2.85
Granted	—
Vested	(40)
Forfeited	(6,700)
Nonvested, March 31, 2013	123,041	[1]	$2.89
__________________
1 Includes 93,000 shares issued as an inducement grant from available and unissued shares and not from the Plans.

On April 11, 2013, approximately 84,750 restricted stock shares were forfeited in connection with TARP CPP regulations associated with TARP redemptions.

NOTE 5 – LOSS PER SHARE
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

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net loss	$(7,378)	$(5,827)
Preferred stock dividends	413	413
Accretion of preferred stock discount	111	104
Net loss allocated to common shareholders	$(7,902)	$(6,344)
Denominator:
Weighted average common shares outstanding including participating securities	1,990	1,702
Less: Participating securities	377	90
Weighted average basic common shares outstanding	1,613	1,612
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—
Weighted average diluted common shares outstanding	1,613	1,612
Net loss per share:
Basic	$(4.90)	$(3.94)
Diluted	$(4.90)	$(3.94)
Due to the net loss allocated to common shareholders for all periods shown, all stock options, stock warrants, and restricted stock grants are considered anti-dilutive and are not included in the computation of diluted earnings per share. As of March 31, 2013 and March 31, 2012 a total of 172 thousand and 250 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive, respectively.

NOTE 6 – SECURITIES AVAILABLE-FOR-SALE
Investment Securities by Type
The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2013
Debt securities—
Federal agencies	$65,837	$215	$192	$65,860
Mortgage-backed—residential	148,820	3,306	242	151,884
Municipals	35,545	960	115	36,390
Other	4,061	—	20	4,041
Total	$254,263	$4,481	$569	$258,175

December 31, 2012
Debt securities—
Federal agencies	$57,393	$256	$104	$57,545
Mortgage-backed—residential	157,191	3,424	138	160,477
Municipals	35,088	1,028	122	35,994
Other	61	—	20	41
Total	$249,733	$4,708	$384	$254,057

March 31, 2012
Debt securities—
Federal agencies	$21,989	$155	$2	$22,142
Mortgage-backed—residential	167,115	3,253	181	170,187
Municipals	29,507	1,287	14	30,780
Other	128	—	82	46
Total	$218,739	$4,695	$279	$223,155

During the three months ended March 31, 2013, the Company sold one federal agency security resulting in proceeds of $1.0 million and gross gains of less than 1 thousand dollars. There were no sales of securities for the three months ended March 31, 2012.
At March 31, 2013, December 31, 2012 and March 31, 2012, securities with a carrying value of $28.0 million, $28.1 million and $32.0 million, respectively, were pledged to secure public deposits. At March 31, 2013, December 31, 2012 and March 31, 2012, the carrying amount of securities pledged to secure repurchase agreements was $16.6 million, $18.5 million and $19.5 million, respectively. At March 31, 2013, December 31, 2012 and March 31, 2012, securities of $7.6 million, $6.5 million and $5.9 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At March 31, 2013, December 31, 2012, and March 31, 2012 the carrying amount of securities pledged to secure lines of credit with the Federal Home Loan Bank (the "FHLB") totaled $4.0 million, $5.5 million and $10.1 million, respectively. At March 31, 2013, pledged and unpledged securities totaled $56.3 million and $201.9 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2013.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$1,131	$1,150
Over 1 year through 5 years	14,980	15,440
5 years to 10 years	70,497	70,641
Over 10 years	18,835	19,060
	105,443	106,291
Mortgage-backed residential securities	148,820	151,884
Total	$254,263	$258,175
Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013, December 31, 2012 and March 31, 2012.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2013
Federal agencies	$29,857	$192	$—	$—	$29,857	$192
Mortgage-backed—residential	27,341	240	2,030	2	29,371	242
Municipals	9,099	108	199	7	9,298	115
Other	3,993	7	48	13	4,041	20
Totals	$70,290	$547	$2,277	$22	$72,567	$569
December 31, 2012
Federal agencies	$20,199	$104	$—	$—	$20,199	$104
Mortgage-backed—residential	15,509	138	—	—	15,509	138
Municipals	8,012	122	—	—	8,012	122
Other	—	—	41	20	41	20
Totals	$43,720	$364	$41	$20	$43,761	$384
March 31, 2012
Federal agencies	$2,994	$2	$—	$—	$2,994	$2
Mortgage-backed—residential	35,384	181	—	—	35,384	181
Municipals	200	14	—	—	200	14
Other	—	—	45	82	45	82
Totals	$38,578	$197	$45	$82	$38,623	$279

As of March 31, 2013, the Company performed an impairment assessment of the securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of March 31, 2013, gross unrealized losses in the Company’s portfolio totaled $569 thousand, compared to $384 thousand as of December 31, 2012 and $279 thousand as of March 31, 2012. As of March 31, 2013, the unrealized losses in mortgage-backed securities (consisting of twelve securities), municipals (consisting of twenty-three securities) and federal agencies (consisting of twenty securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. The unrealized loss in other securities relates to one pooled trust preferred security. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at March 31, 2013 are considered temporary.

NOTE 7 – LOANS HELD FOR SALE
On December 10, 2012, the Company entered into an asset purchase agreement with a third party to sell certain loans. During the fourth quarter of 2012, the Company identified $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million loss to reduce the loan balance to the expected net proceeds. Loans held-for-sale due to the asset purchase agreement totaled approximately $22.3 million at December 31, 2012. The Loan sale was completed during February 2013.
Other loans held-for-sale consisted of residential 1-4 family loans and totaled $3.7 million, $3.6 million and $2.1 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. In the tables below, the residential 1-4 family real estate loans have been split out between loan originated to be held-for-sale and those loans that were transferred into the loans held-for-sale category. Amounts listed in all other loan categories are from loans transferred to loans held-for-sale.

Loans held for sale by type are summarized as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Loans secured by real estate—		(in thousands)
Residential 1-4 family originated to be held-for-sale	$3,708	$3,624	$2,136
Residential 1-4 family transferred to held-for-sale	—	7,964	—
Commercial	—	6,906	—
Construction	—	2,537	—
Multi-family and farmland	—	3,962	—
Total Real Estate	3,708	24,993	2,136
Commercial loans	—	895	—
Consumer installment loans	—	32	—
Total loans held for sale	$3,708	$25,920	$2,136

The following table presents the Company’s internal risk rating by loan classification for loans held for sale as of December 31, 2012:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family originated to be held-for-sale	$3,624	$—	$—	$—	$3,624
Real estate: Residential 1-4 family transferred to held-for-sale	264	511	4,229	2,960	7,964
Real estate: Commercial	—	438	2,922	3,546	6,906
Real estate: Construction	23	16	754	1,744	2,537
Real estate: Multi-family and farmland	281	—	2,788	893	3,962
Commercial	21	—	372	502	895
Consumer	22	—	2	8	32
Total Loans	$4,235	$965	$11,067	$9,653	$25,920

Loans held-for-sale at March 31, 2013 and 2012 of $3.7 million and $2.1 million, respectively, were all rated as pass.
Nonaccrual loans held for sale were $13.4 million at December 31, 2012. There were no non-accrual loans held for sale at March 31, 2013 or 2012. The following table provides nonaccrual loans by type:

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
The following table provides the past due status for all loans held for sale as of December 31, 2012. Nonaccrual loans are included in the applicable classification. There were no past due loans held for sale at March 31, 2013 or 2012.

As of December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Residential 1-4 family originated to be held-for-sale	$—	$—	$—	$3,624	$3,624	$—
Residential 1-4 family transferred to held-for-sale	436	697	1,133	6,831	7,964	697
Real estate: Commercial	63	—	63	6,843	6,906	—
Real estate: Construction	16	—	16	2,521	2,537	—
Real estate: Multi-family and farmland	1,428	—	1,428	2,534	3,962	—
Subtotal of real estate secured loans	1,943	697	2,640	22,353	24,993	697
Commercial	292	21	313	582	895	21
Consumer	—	—	—	32	32	—
Leases	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$2,235	$718	$2,953	$22,967	$25,920	$718

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	March 31, 2013	December 31, 2012	March 31, 2012
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$181,624	$188,191	$210,557
Commercial	223,737	221,655	226,367
Construction	37,894	33,407	49,442
Multi-family and farmland	16,530	17,051	31,532
	459,785	460,304	517,898
Commercial loans	61,904	61,398	60,835
Consumer installment loans	11,880	13,387	16,450
Leases, net of unearned income	373	568	2,072
Other	6,346	5,473	4,524
Total loans	540,288	541,130	601,779
Allowance for loan and lease losses	(13,500)	(13,800)	(18,990)
Net loans	$526,788	$527,330	$582,789
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
The following table presents an analysis of the activity in the allowance for loan and lease losses for the three months ended March 31, 2013 and March 31, 2012. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $6 thousand for the three months ended March 31, 2013 and March 31, 2012, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $264 thousand, $258 thousand and $255 thousand at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Allowance for Loan and Lease Losses
For the Three Months Ended March 31, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, January 1, 2013	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800
Charge-offs	(651)	(126)	(468)	—	(25)	(184)	—	—	(1,454)
Recoveries	111	37	40	6	122	104	55	1	476
Provision	312	(235)	723	359	(382)	(3)	(91)	(5)	678
Ending balance, March 31, 2013	$5,979	$3,412	$962	$1,106	$1,818	$189	$11	$23	$13,500

Allowance for Loan and Lease Losses
For the Three Months Ended March 31, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, January 1, 2012	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600
Charge-offs	(1,147)	(537)	(638)	(15)	(231)	(89)	(494)	—	(3,151)
Recoveries	19	23	486	4	112	55	36	5	740
Provision	1,016	(414)	(265)	787	446	(17)	251	(3)	1,801
Ending balance, March 31, 2012	$6,256	$5,299	$1,068	$1,504	$3,976	$354	$511	$22	$18,990

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of March 31, 2013.
As of March 31, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,155	$51	$710	$—	$26	$—	$—	$—	$1,891	$51
Collectively evaluated	180,469	5,928	223,027	3,412	37,868	962	16,530	1,106	457,894	11,408
Total evaluated	$181,624	$5,979	$223,737	$3,412	$37,894	$962	$16,530	$1,106	$459,785	$11,459

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,042	$6	$—	$—	$285	$—	$—	$—	$4,218	$57
Collectively evaluated	59,862	1,812	11,880	189	88	11	6,346	23	536,070	13,443
Total evaluated	$61,904	$1,818	$11,880	$189	$373	$11	$6,346	$23	$540,288	$13,500

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2012.
As of December 31, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$457	$—	$727	$—	$1,783	$—	$—	$—	$2,967	$—
Collectively evaluated	187,734	6,207	220,928	3,736	31,624	667	17,051	741	457,337	11,351
Total evaluated	$188,191	$6,207	$221,655	$3,736	$33,407	$667	$17,051	$741	$460,304	$11,351

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,077	$50	$—	$—	$392	$—	$—	$—	$5,436	$50
Collectively evaluated	59,321	2,053	13,387	272	176	47	5,473	27	535,694	13,750
Total evaluated	$61,398	$2,103	$13,387	$272	$568	$47	$5,473	$27	$541,130	$13,800

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
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2013:
As of March 31, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$158,350	$8,544	$13,575	$1,155	$181,624
Real estate: Commercial	211,196	4,006	7,825	710	223,737
Real estate: Construction	37,018	93	757	26	37,894
Real estate: Multi-family and farmland	14,609	818	1,103	—	16,530
Commercial	52,903	801	6,158	2,042	61,904
Consumer	11,386	105	389	—	11,880
Leases	—	88	—	285	373
Other	6,241	—	105	—	6,346
Total Loans	$491,703	$14,455	$29,912	$4,218	$540,288

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2012:
As of December 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2012:

As of March 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$177,198	$7,417	$22,138	$3,804	$210,557
Real estate: Commercial	188,893	9,900	18,552	9,022	226,367
Real estate: Construction	33,243	803	3,131	12,265	49,442
Real estate: Multi-family and farmland	21,633	2,035	7,004	860	31,532
Commercial	40,685	7,040	9,401	3,709	60,835
Consumer	15,905	37	508	—	16,450
Leases	—	359	677	1,036	2,072
Other	4,419	—	105	—	4,524
Total Loans	$481,976	$27,591	$61,516	$30,696	$601,779
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $4.2 million, $5.4 million and $30.7 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest for impaired loans during the three months ended March 31, 2013 and 2012.

The following table presents additional information on the Company’s impaired loans as of March 31, 2013, December 31, 2012 and March 31, 2012:

	As of March 31, 2013				As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$1,104	$1,074	$—	$3,221	$457	$529	$—	$3,474
Real estate: Commercial	710	762	—	7,487	727	4,438	—	10,099
Real estate: Construction	26	472	—	7,083	1,783	2,512	—	9,875
Real estate: Multi-family and farmland	—	—	—	857	—	—	—	1,071
Commercial	2,036	2,718	—	2,018	2,027	3,062	—	2,214
Consumer	—	—	—	50	—	—	—	385
Leases	285	285	—	523	392	392	—	684
Total	$4,161	$5,311	$—	$21,239	$5,386	$10,933	$—	27,802
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$51	$150	$51	$436	$—	$—	$—	425
Real estate: Commercial	—	—	—	445	—	—	—	445
Real estate: Construction	—	—	—	1,167	—	—	—	2,214
Real estate: Multi-family and farmland	—	—	—	71	—	—	—	71
Commercial	6	394	6	889	50	95	50	1,074
Consumer	—	—	—	—	—	—	—	96
Leases	—	—	—	108	—	—	—	108
Total	57	544	57	3,116	50	95	50	4,433
Total impaired loans	$4,218	$5,855	$57	$24,355	$5,436	$11,028	$50	32,235

	As of March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$3,205	$3,337	$—	$2,786
Real estate: Commercial	8,465	12,127	—	11,120
Real estate: Construction	12,265	14,982	—	13,125
Real estate: Multi-family and farmland	860	860	—	965
Commercial	1,070	1,070	—	2,045
Consumer	—	—	—	837
Leases	494	494	—	792
Other	—	—	—	—
Total	$26,359	$32,870	$—	$31,670
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$599	$599	$33	$300
Real estate: Commercial	557	557	55	279
Real estate: Construction	—	—	—	2,618
Real estate: Multi-family and farmland	—	—	—	—
Commercial	2,640	2,640	1,490	1,784
Consumer	—	—	—	—
Leases	541	541	271	271
Total	4,337	4,337	1,849	5,252
Total impaired loans	$30,696	$37,207	$1,849	$36,922

Nonaccrual loans were $10.2 million, $11.7 million and $43.1 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The following table provides nonaccrual loans by type:

	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$5,065	$3,906	$10,812
Real estate: Commercial	1,467	1,814	10,716
Real estate: Construction	462	2,549	13,353
Real estate: Multi-family and farmland	93	94	1,644
Commercial	2,484	2,524	4,586
Consumer and other	310	375	455
Leases	313	436	1,571
Total Loans	$10,194	$11,698	$43,137

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.
As of March 31, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,084	$4,298	$6,382	$175,242	$181,624	$369
Real estate: Commercial	1,686	2,032	3,718	220,019	223,737	565
Real estate: Construction	434	187	621	37,273	37,894	90
Real estate: Multi-family and farmland	866	119	985	15,545	16,530	30
Subtotal of real estate secured loans	5,070	6,636	11,706	448,079	459,785	1,054
Commercial	551	2,338	2,889	59,015	61,904	189
Consumer	9	255	264	11,616	11,880	—
Leases	28	340	368	5	373	27
Other	—	—	—	6,346	6,346	—
Total Loans	$5,658	$9,569	$15,227	$525,061	$540,288	$1,270

As of December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,189	$3,066	$6,255	$181,936	$188,191	$312
Real estate: Commercial	885	1,973	2,858	218,797	221,655	159
Real estate: Construction	626	1,653	2,279	31,128	33,407	—
Real estate: Multi-family and farmland	255	89	344	16,707	17,051	—
Subtotal of real estate secured loans	4,955	6,781	11,736	448,568	460,304	471
Commercial	1,223	2,360	3,583	57,815	61,398	463
Consumer	107	270	377	13,010	13,387	—
Leases	28	435	463	105	568	4
Other	—	—	—	5,473	5,473	—
Total Loans	$6,313	$9,846	$16,159	$524,971	$541,130	$938

As of March 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,932	$6,121	$9,053	$201,504	$210,557	$450
Real estate: Commercial	3,535	9,549	13,084	213,283	226,367	2,322
Real estate: Construction	2,035	10,391	12,426	37,016	49,442	223
Real estate: Multi-family and farmland	—	1,366	1,366	30,166	31,532	466
Subtotal of real estate secured loans	8,502	27,427	35,929	481,969	517,898	3,461
Commercial	1,518	4,576	6,094	54,741	60,835	194
Consumer	26	251	277	16,173	16,450	1
Leases	137	580	717	1,355	2,072	44
Other	3	—	3	4,521	4,524	—
Total Loans	$10,186	$32,834	$43,020	$558,759	$601,779	$3,700

As of March 31, 2013, the Company had four loans, not on non-accrual, that were considered troubled debt restructurings. Two commercial loans of $745 thousand were restructured to an extended term to assist the borrower by reducing the monthly payments. Two residential loans of $285 thousand were restructured with lower interest rates and payments. As of March 31, 2013, these loans are performing under the modified terms.
The Company had $1.1 million and $4.8 million in troubled debt restructurings outstanding as of March 31, 2013 and 2012, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and $55 thousand in specific reserves as of March 31, 2012. The Company has not committed to lend additional amounts as of March 31, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed one modification totaling $61 thousand that would qualify as a troubled debt restructuring during the three months ended March 31, 2013. The Company completed no modifications that would qualify as troubled debt restructurings during the three months ended March 31, 2012.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2013 and 2012:

	As of March 31, 2013			As of March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Residential	1	$70	$70	1	$254	$235
Commercial	—	—	—	2	1,262	432
Total	1	$70	$70	3	$1,516	$667
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in zero and $395 thousand in charge offs during the three months ended March 31, 2013 and 2012, respectively.

NOTE 9 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended
	March 31,
	2013	2012
Other noninterest income—	(in thousands)
Point-of-service fees	315	342
Bank-owned life insurance income	241	204
Trust fees	147	145
Gain on sale of other real estate owned	178	125
All other items	307	275
Total other noninterest income	$1,188	$1,091
Other noninterest expense—
Professional fees	$2,118	$726
FDIC insurance	1,000	650
Data processing	371	367
Write-downs on other real estate owned and repossessions	1,315	2,297
Losses on other real estate owned, repossessions and fixed assets	10	328
OREO and repossession holding costs	322	530
Communications	108	131
ATM/Debit Card fees	186	102
Insurance	405	217
OCC Assessments	127	124
Intangible asset amortization	75	119
All other items	949	668
Total other noninterest expense	$6,986	$6,259

NOTE 10 – COMMITMENTS AND CONTINGENCIES
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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2013, December 31, 2012, and March 31, 2012 was as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
	(in thousands)
Commitments to extend credit - fixed rate	$17,319	$16,312	$10,481
Commitments to extend credit - variable rate	$90,322	$94,822	$81,817
Total commitments to extend credit	$107,641	$111,134	$92,298

Standby letters of credit	$2,761	$5,023	$7,916

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

NOTE 11 – SHAREHOLDERS’ EQUITY
Common Stock
On September 7, 2010, the Company entered into the Agreement with the Federal Reserve. Pursuant to the Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. See Note 2 for additional information regarding the Agreement.
Preferred Stock
The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year. The 33,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the Series A Preferred Stock), were issued to Treasury as part of as part of the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP). Since the first quarter of 2010, the Board of Directors has elected on a quarterly basis to defer dividend payments for the Series A Preferred Stock. Under the terms of the Series A Preferred Stock, Treasury has the right to appoint up to two directors to the Company's Board of Directors at any time that dividends payable on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods. As previously reported, William F. Grant, III and Robert R. Lane were elected to the Company's Board of Directors in 2012 pursuant to the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that Treasury will retain the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends on the Series A Preferred Stock for all past dividend periods have been paid. Members of the Board of Directors elected by Treasury have the same fiduciary duties and obligations to all the shareholders of First Security as any other member of the Board of Directors. On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the U.S. Treasury by issuing new common stock for the full satisfaction of the Treasury's 2009 investment in the Company. See Note 2 for additional information and discussion.
The Company recognized $413 thousand and $413 thousand in dividends for the Series A Preferred Stock for the three months ended ended March 31, 2013 and 2012, respectively. As of March 31, 2013, aggregate unpaid, accrued dividends on the Series A Preferred Stock are $5.6 million which is included in other liabilities in the Company’s consolidated balance sheet. For the three months ended March 31, 2013 and 2012, the Company recognized $111 thousand and $104 thousand, respectively, in discount accretion on the Series A Preferred Stock.

ESOP Activity
On July 23, 2008, the Board of Directors approved a loan, which was subsequently amended on January 28, 2009, in the amount of $12.7 million from First Security Group, Inc. to the Plan. The purpose of the loan was to purchase Company shares in open market transactions through December 31, 2009. As the loan is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares are allocated to the ESOP accounts of participants. As of December 31, 2012, the loan has been repaid to the Company and all shares purchased were fully allocated. The shares will be used for future Company matching contributions with the 401(k) and ESOP plan. As of December 31, 2009, the cumulative purchases totaled 70,068 shares at a total cost of $4.1 million, or an average of $57.90 per share. No shares have been purchased by the 401(k) and ESOP plan since December 31, 2009. As of December 31, 2012 all shares purchased by the 401(k) and ESOP plan were fully allocated as shown in the table below.
401(k) Activity
The Company matches contributions of 100% of the employee’s contribution up to 1% of the employee’s compensation for the Plan year. Expense associated with the match was $26 thousand and $24 thousand for the three months ended March 31, 2013 and 2012, respectively.
The Company released shares from the ESOP for the matching contribution of 100% of the employees contribution up to 1% of the employees compensation for the plan year. The number of unallocated, committed to be released, and allocated shares for the ESOP are presented in this table.

	Unallocated Shares	Committed to be released shares	Allocated Shares	Compensation Expense
				(in thousands)
Shares as of December 31, 2012	—	—	120,074
Shares allocated during 2013	—	—	—	$—
Shares as of March 31, 2013	—	—	120,074

NOTE 12 – INCOME TAXES
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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company evaluates the valuation allowance quarterly. Positive evidence includes the existence of taxes paid in available carryback years. Negative evidence includes a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of March 31, 2013, the valuation allowance totals $53.5 million resulting in a net deferred tax asset of zero.
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

For the three months ended March 31, 2013 and 2012, the Company recognized an income tax provision of $119 thousand and an income tax benefit of $109 thousand, respectively. The following reconciles the income tax provision to Federal taxes at the statutory rate:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Federal taxes at statutory tax rate	$(2,298)	$(1,944)
Tax exempt earnings on loans and securities	(70)	(96)
Tax exempt earnings on bank owned life insurance	(62)	(59)
Low-income housing tax credits	(83)	(91)
Other, net	58	14
State tax provision, net of federal effect	(290)	(242)
Change in reserve for uncertain tax positions	—	—
Changes in the deferred tax asset valuation allowance	2,864	2,527
Income tax provision (benefit)	$119	$109

The increases in the deferred tax valuation allowance offset the income tax benefits recognized for the three months ended March 31, 2013. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.
The Company evaluated its material tax positions as of March 31, 2013. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

NOTE 13 – FAIR VALUE MEASUREMENTS
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations. Our municipal securities valuations are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 2 inputs.
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
Appraisals for both collateral-dependent impaired loans and other real estate owned are performed annually by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of approximately 17% should be applied.

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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$65,860	$—	$65,860
Mortgage-backed—residential	—	151,884	—	151,884
Municipals	—	36,390	—	36,390
Other	—	3,993	48	4,041
Total securities available-for-sale	$—	$258,127	$48	$258,175
Loans held for sale	$—	$3,708	$—	$3,708
Financial liabilities
Forward loan sales contracts	$—	$28	$—	$28

	Fair Value Measurements at
	December 31, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$57,545	$—	$57,545
Mortgage-backed—residential	—	160,477	—	160,477
Municipals	—	35,994	—	35,994
Other	—	—	41	41
Total securities available-for-sale	$—	$254,016	$41	$254,057
Loans held for sale	$—	$3,624	$—	$3,624
Financial liabilities
Forward loan sales contracts	$—	$25	$—	$25

	Fair Value Measurements at
	March 31, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$22,142	$—	$22,142
Mortgage-backed—residential	—	170,187	—	170,187
Municipals	—	29,443	1,337	30,780
Other	—	—	46	46
Total securities available-for-sale	$—	$221,772	$1,383	$223,155
Loans held for sale	$—	$2,136	$—	$2,136
Forward loan sales contracts	$—	$61	$—	$61
Financial liabilities
None

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of March 31, 2013.

	Balance as of December 31, 2012	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of March 31, 2013
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$41	7	—	—	$48

At March 31, 2013, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the three months ended March 31, 2013.

	Carrying Value as of March 31, 2013	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2013
	(in thousands)
Other real estate owned –
Construction/development loans	$4,951	$—	$—	$4,951	$(3,668)
Residential real estate loans	1,058	—	—	1,058	(508)
Multi-family and farmland	840	—	—	840	(263)
Commercial real estate loans	3,079	—	—	3,079	(1,557)
Commercial and industrial loans	273	—	—	273	(150)
Other real estate owned	10,201	—	—	10,201	(6,146)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	1,005	—	—	1,005	—
Real Estate: Commercial	350	—	—	350	—
Real Estate: Construction	26	—	—	26	—
Commercial	436	—	—	436	—
Collateral-dependent loans	1,817	—	—	1,817	—
Totals	$12,018	$—	$—	$12,018	$(6,146)

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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the three months ended March 31, 2012.

	Carrying Value as of March 31, 2012	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2012
	(in thousands)
Other real estate owned -
Construction/development loans	$7,946	$—	$—	$7,946	$(5,593)
Residential real estate loans	2,860	—	—	2,860	(1,627)
Multi-family and farmland loans	429	—	—	429	(112)
Commercial real estate loans	3,555	—	—	3,555	(3,244)
Other real estate owned	14,790	—	—	14,790	(10,576)

Collateral-dependent loans -
Real Estate: Residential 1-4 family	2,906	—	—	2,906	(33)
Real Estate: Commercial	6,059	—	—	6,059	—
Real Estate: Construction	12,265	—	—	12,265	—
Real Estate: Multi-family and farmland	369	—	—	369	—
Commercial	1,564	—	—	1,564	—
Collateral-dependent loans	23,163	—	—	23,163	(33)
Totals	$37,953	$—	$—	$37,953	$(10,609)
For the three month period ended March 31, 2013, the Company established, increased or decreased its valuation allowance on $10.2 million of other real estate owned. The Company recorded write-downs on other real estate owned of $1.3 million during the three months ended March 31, 2013and $2.3 million during the three months ended March 31, 2012. For collateral-dependent loans, zero of provision for loan loss was recorded to establish or increase its valuation allowance during the three months ended March 31, 2013 as compared to $519 thousand for the same period in the prior year. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2013 or 2012. There were no transfers between Level 1 and Level 2 during 2013 or 2012.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. As of March 31, 2013, the adjustments between the appraised property and the comparison property range from (75.8)% to 102.9% with a weighted average adjustment of (8.60)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provides capitalization rates up to 11.0% with a weighted average of 6.44%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17% as of March 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at March 31, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$350	Sales comparison approach	Adjustment for differences between the comparable sales	(70.0)%	21.0%	(13.7)%
			Capitalization rate	—%	12.5%	9.9%
Impaired Loans - Residential	1,005	Sales Approach	Adjustment for differences between the comparable sales	(43.9)%	183.9%	3.4%
			Capitalization rate	N/A	10.8%	10.8%
Impaired Loans - Construction	26	Sales comparison approach	Adjustment for differences between the comparable sales	(21.6)%	27.8%	3.1%
OREO-Residential	1,058	Sales comparison approach	Adjustment for differences between the comparable sales	(37.8)%	6.1%	(1.5)%
OREO-Commercial	3,079	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	82.0%	2.3%
			Capitalization rate	N/A	9.6%	9.2%
OREO-Construction	4,951	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	83.4%	(0.5)%
OREO- Commercial and industrial	273	Sales comparison approach	Adjustment for differences between the comparable sales	(63.9)%	102.9%	(2.6)%
			Capitalization rate	N/A	11.0%	5.8%
For impaired loans and OREO properties at December 31, 2012, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (85.0)% to 131.8% with a weighted average adjustment of 6.00%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided a range of capitalization rates between 8.5% to 18.0% with a weighted average of 7.77%. The Company's third-party appraisals provided a range of adjustments to net operating income expectations of (60.0)% to 100.0% with a weighted average of 26.92%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 7.82% as of December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for significant items measured at fair value on a non-recurring basis at December 31, 2012.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$727	Sales comparison approach	Adjustment for differences between the comparable sales	(47.5)%	60.0%	4.8%
		Income Approach	Adjustment for differences in net operating income expectations	(10.0)%	15.0%	1.3%
			Capitalization rate	8.0%	14.8%	8.0%
Impaired Loans - Residential	457	Sales Approach	Adjustment for differences between the comparable sales	(51.9)%	74.0%	1.1%
		Income Approach	Adjustment for differences in net operating income expectations	6.0%	6.0%	6.0%
			Capitalization rate	8.8%	10.0%	9.7%
Impaired Loans - Construction	1,783	Sales comparison approach	Adjustment for differences between the comparable sales	(35.0)%	40.0%	3.9%
		Income Approach	Adjustment for differences in net operating income expectations	(44.0)%	22.0%	(9.0)%
		Development Loans	Absorption Rate	3.0%	33.3%	20.8%
		Development Loans	Discount Rate	18.0%	24.0%	22.5%
			Capitalization rate	10.0%	12.0%	11.8%

Impaired Loans - Commercial and Industrial	436	Sales comparison approach	Adjustment for differences between the comparable sales	(74.5)%	43.5%	17.0%
		Income Approach	Adjustment for differences in net operating income expectations	N/A	29.2%	15.3%
			Capitalization rate	N/A	22.0%	10.3%

OREO-Residential	1,489	Sales comparison approach	Adjustment for differences between the comparable sales	(41.6)%	58.4%	8.8%
OREO-Commercial	2,901	Sales comparison approach	Adjustment for differences between the comparable sales	(85.0)%	129.1%	(5.6)%
		Income Approach	Adjustment for differences in net operating income expectations	(60.0)%	100.0%	31.3%
			Capitalization rate	8.5%	18.0%	7.2%
OREO-Construction	5,279	Sales comparison approach	Adjustment for differences between the comparable sales	(79.0)%	131.8%	10.1%
		Income Approach	Adjustment for differences in net operating income expectations	5.0%	10.0%	5.7%
			Capitalization rate	12.0%	12.0%	12.0%
OREO- Multifamily and Farmland	873	Sales comparison approach	Adjustment for differences between the comparable sales	(10.8)%	20.8%	1.0%
		Income Approach	Adjustment for differences in net operating income expectations	8.0%	11.6%	8.5%
			Capitalization rate	10.0%	11.0%	10.8%

For impaired loans and OREO properties at March 31, 2012, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (61.4)% to 126.1% with a weighted average adjustment of 6.7%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided a range of capitalization rates between 8.5% to 12.0% with a weighted average of 10.1%. The Company's third-party appraisals provided a range of adjustments to net operating income expectations of (10.0)% to 100.0% with a weighted average of 12.5%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 15% as of March 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at March 31, 2012.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$6,059	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0)%	60.0%	1.9%
		Income Approach	Adjustment for differences in net operating income expectations	(10.0)%	10.0%	(4.7)%
			Capitalization rate	9.0%	9.5%	9.4%
Impaired Loans - Residential	2,906	Sales Approach	Adjustment for differences between the comparable sales	(15.1)%	36.1%	1.1%
		Income Approach	Adjustment for differences in net operating income expectations	N/A	6.0%	6.0%
			Capitalization rate	N/A	10.0%	10.0%
Impaired Loans - Construction	12,265	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0)%	10.8%	(7.7)%
		Income Approach	Adjustment for differences in net operating income expectations	N/A	12.0%	9.4%
		Development Loans	Absorption Rate	3.0%	33.3%	20.8%
		Development Loans	Discount Rate	18.0%	24.0%	22.3%
			Capitalization rate	N/A	12.0%	12.0%
OREO-Residential	2,860	Sales comparison approach	Adjustment for differences between the comparable sales	(10.7)%	44.8%	8.4%
OREO-Commercial	3,555	Sales comparison approach	Adjustment for differences between the comparable sales	(61.4)%	126.1%	0.8%
		Income Approach	Adjustment for differences in net operating income expectations	2.9%	100.0%	23.5%
			Capitalization rate	8.5%	11.5%	9.4%
OREO-Construction	7,946	Sales comparison approach	Adjustment for differences between the comparable sales	(50.0)%	90.3%	22.6%
			Capitalization rate	N/A	12.0%	12.0%

The following table presents the estimated fair values of the Company’s financial instruments at March 31, 2013, December 31, 2012 and March 31, 2012.

		Fair Value Measurements at
		March 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$9,407	$9,407	$—	$—	$9,407
Interest bearing deposits in banks	157,931	157,931	—	—	157,931
Securities available-for-sale	258,175	—	258,127	48	258,175
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	3,708	—	3,708	—	3,708
Loans, net	526,788	—	—	528,601	528,601
Accrued interest receivable	3,125	—	1,079	2,046	3,125
Financial liabilities
Deposits	990,894	425,280	569,516	—	994,796
Federal funds purchased and securities sold under agreements to repurchase	13,048	13,048	—	—	13,048
Accrued interest payable	1,493	13	1,480	—	1,493

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$12,806	$12,806	$—	$—	$12,806
Interest bearing deposits in banks	159,665	159,665	—	—	159,665
Securities available-for-sale	254,057	—	254,016	41	254,057
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	25,920	—	3,624	22,296	25,920
Loans, net	527,330	—	—	545,076	545,076
Accrued interest receivable	2,973	—	2,026	947	2,973
Financial liabilities
Deposits	1,008,066	412,572	600,226	—	1,012,798
Federal funds purchased and securities sold under agreements to repurchase	12,481	12,481	—	—	12,481
Accrued interest payable	1,565	12	1,553	—	1,565

		Fair Value Measurements at
		March 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$8,244	$8,244	$—	$—	$8,244
Interest bearing deposits in banks	217,142	217,142	—	—	217,142
Securities available-for-sale	223,155	—	221,772	1,383	223,155
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,310	N/A	N/A	N/A	N/A
Loans held for sale	2,136	—	2,136	—	2,136
Loans, net	582,789	—	—	585,081	585,081
Accrued interest receivable	3,036	—	998	2,038	3,036
Financial liabilities
Deposits	1,038,546	395,957	646,236	—	1,042,193
Federal funds purchased and securities sold under agreements to repurchase	16,629	16,629	—	—	16,629
Accrued interest payable	2,033	66	1,967	—	2,033

NOTE 14 – FAIR VALUE OPTION
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
As of March 31, 2013, December 31, 2012 and March 31, 2012, there were $3.7 million, $3.6 million and $2.1 million in loans held for sale recorded at fair value, respectively. For the three months ended March 31, 2013 and 2012, approximately $296 thousand and $175 thousand, respectively, in mortgage banking income was recognized.
For the three months ended March 31, 2013, the Company recognized a loss of $14 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the three months ended March 31, 2012, the Company recognized a loss of $43 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in mortgage banking income, and provided income of $16 thousand for the three months ended March 31, 2013. The changes in the fair value of the hedges reduced income by $39 thousand for the three months ended March 31, 2012.
The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected as of March 31, 2013.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$3,708	$3,680	$28

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of March 31, 2013, the Company has not entered into a transaction in a dealer capacity.
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
On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had market values of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining lives of the originally hedged items. The Company recognized zero and $437 thousand, respectively, for the three months ended March 31, 2013 and 2012. As of December 31, 2012 the swaps were fully accreted into interest income.

The following table presents the cash flow hedges as of March 31, 2013.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward loan sales contracts	$3,708	$—	$28	$(57)	Various
	$3,708	$—	$28	$(57)

The following table presents additional information on the active derivative positions as of March 31, 2013.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$3,708	Other assets	N/A	Other liabilities	$—	Noninterest income – other	$(3)
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,708	N/A	N/A	Noninterest income – other	N/A

For the three months ended March 31, 2013, no significant amounts were recognized for hedge ineffectiveness.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments in this Update supersede the presentation requirements for reclassification out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. The amendments require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective during the interim and annual periods beginning after December 15, 2012. The Company adopted the standard as of January 1, 2013. The adoption did not have an impact on the Company's financial position, results of operations or earnings per share.

NOTE 17 – SUBSEQUENT EVENTS
On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the Treasury by issuing $14.4 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the Exchange Agreement, as previously included in a Current Report on Form 8-K filed on February 26, 2013, the Company restructured the Company's Preferred Stock issued under the Capital Purchase Program ("CPP") by issuing new shares of common stock equal to 26.75% of the $33 million liquidation value of the Preferred Stock plus 100% of the accrued but unpaid dividends in exchange for the Preferred Stock, all accrued but unpaid dividends thereon, and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.
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
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors. There can be no assurance that the results, performance or achievements of the Company will not differ materially from those expressed or implied by forward-looking statements. Factors that could cause actual events or results to differ significantly from those described in the forward-looking statements include, but are not limited to, the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and, the failure of assumptions underlying the establishment of reserves for possible loan losses. For details on these and other factors that could affect expectations, see the cautionary language included under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and other filings with the SEC.
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

FIRST QUARTER 2013 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three month periods ended March 31, 2013 and 2012. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto.
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.0 billion in assets as of March 31, 2013. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. (FSGBank), currently has 30 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 325 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.

Strategic Initiatives for 2013
During the past two years, the executive management team has been restructured and our Board has increased in size and strength. Our focus has largely been two-fold: implementing our business strategy and addressing the capital needs of the Bank. We believe our capital and business plans are positioning us appropriately for both short-term and long-term success.
Strategic Initiative—Strengthening Capital—On April 12, 2013, we announced the completion of our recapitalization. The recapitalization included a conversion of the TARP CPP Preferred Stock to common stock as well as an additional issuance of common stock to institutional and other accredited investors. On April 11, 2013, we issued approximately 9.9 million shares of our common stock to the U.S. Treasury ("Treasury") for full satisfaction of the Treasury TARP CPP investment, including all associated dividends and warrants. The Treasury immediately sold the common stock to institutional and other accredited investors previously identified by First Security for $1.50 per share. On April 12, 2013, we issued an additional approximately 50.8 million shares of common stock at $41.50 per share to institutional and other accredited investors. In aggregate, investors purchased 60,735,000 shares for $91.1 million, or $1.50 per share. On April 12, 2013, we downstreamed $65.0 million to FSGBank to improve FSGBank's regulatory capital ratios and to support future balance sheet growth (collectively, the "Recapitalization"). See Note 2 to our Consolidated Financial Statements for additional discussion.
Strategic Initiative—Strengthening Management—We have completed the restructuring of our executive and senior management team during 2012. Michael Kramer was appointed as CEO and President in December 2011. This was followed by the appointment of three executive vice presidents in February 2012; Chief Credit Officer, Retail Banking Officer and Director of FSGBank’s Wealth Management and Trust Department. We also promoted two tenured managers to the roles of Chief Administrative Officer in February 2012 and Chief Financial Officer in February 2011.
Strategic Initiative—Strengthening Board of Directors—During the first quarter of 2012, three additional directors were appointed to our board. Mr. William F. Grant, III and Mr. Robert R. Lane were appointed pursuant to the terms of the Series A Preferred Stock, as elected by the Treasury. The third director, Larry D. Mauldin, was appointed as the new independent Chairman of the Board.
As a result of the Recapitalization, Mr. Grant and Mr. Lane resigned from the board, pursuant to the TARP CPP regulations. Both Mr. Grant and Mr. Lane were simultaneously re-appointed to the board. The Recapitalization also provided MFP Partners, L.P. ("MFP") and Ulysses Partners, L.P. ("Ulysses") the right to each designate an individual to serve as a director, subject to regulatory non-objection. On May 15, 2013, we elected Mr. Adam Hurwich to the boards of First Security Group and FSGBank as Ulysses representative. Mr. Hurwich has served as portfolio manager for Ulysses since 2009. In addition to his investment management background, Mr. Hurwich also serves as a member of the Financial Accounting Standards Advisory Council, an advisory committee for the Financial Accounting Standards Board. MFP has designated Ms. Henchy Enden to serve on the boards of the First Security Group and FSGBank. As of this filing, regulatory non-objections for Ms. Enden have not been received.
On March 19, 2013, Mr. Ralph Kendall, a founding director, resigned from the boards. Mr. Kendall recently moved to Texas to be closer to his family.
We believe our current Board members possess the level of banking, small business and leadership backgrounds which will allow it to provide a strong level of oversight to our management team. The Board is focused on establishing an overall business strategy that supports out fundamental objectives of creating long-term stockholder value.
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

Strategic Initiative—Growing Deposit Market Share —The Retail Banking Officer is primarily responsible for managing the branch operations, including the implementation of a sales culture for growing core deposits. With significant brokered deposits maturing over the next 15 to 24 months, we have the opportunity to replace these high-cost deposits with traditional low-cost deposits. Clearly defined growth objectives were established for each of our 30 branch locations. The objectives supported the assumptions in the 2013 budget as well as certain aspects of various incentive plans. Leveraging our branches to grow market share with core deposits will reduce our cost of funds, increase our margin and assisting us in achieving overall profitability.
During 2013, we are generating positive results in implementing our retail deposit strategy. From December 31, 2012 to March 31, 2013, $25.8 million of brokered deposits matured and core deposits decreased $4.1 million. Pure deposits, defined as all transaction accounts, increased $12.7 million, or 3.1% from December 31, 2012 to March 31, 2013. In total, our customer deposits, defined as total deposits less brokered deposits, increased $8.6 million, which partially offsets the brokered deposit maturities. Comparing March 31, 2013 to March 31, 2012, brokered deposits decreased $74 million, while core deposits decreased $3.0 million. Pure deposits increased $29.3 million, or 7.4% from March 31, 2012 to March 31, 2013, while customer deposits increased $26.3 million for the same period, which partially offsets the brokered deposit maturities.
We expect to continue to grow pure and core deposit products per household as well as acquiring new customer relationships.
Strategic Initiative – Investing Excess Liquidity in Loans and Securities
We have maintained excess liquidity since 2009, as described below, to reduce our liquidity risk given our financial condition. The Recapitalization allows the full investment of the remaining excess liquidity. We anticipate investing appropriately $100 million in investment securities prior to June 30, 2013 and utilizing the remaining excess liquidity to fund maturing brokered deposits and loan growth. Additional deployments of cash will be monitored based on our liquidity position throughout 2013.
Between December of 2009 and the first quarter of 2010, we issued over $180.0 million in brokered deposits to improve our contingent funding capacity. A majority of these funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. We executed this liquidity strategy to provide stability and the ability to fund multiple years of obligations without relying on deposit growth or additional borrowings. Our success in growing customer deposits has allowed us to reduce our liquidity reserves during 2012 and 2013.
As of March 31, 2013, our total interest-bearing cash was $157.9 million compared to $217.1 million at March 31, 2012. During 2012, we prudently reduced our excess cash position by investing in higher yielding assets, primarily investment securities. We expect to continue this strategy throughout 2013. During 2012, we implemented a lender incentive plan that included clearly defined goals by lending position as well as strong asset quality expectations. We believe this renewed focus on loan growth will result in our loan portfolio stabilizing and growing during 2013. At March 31, 2013, the amount of our loan portfolio has not materially changed since December 31, 2012. We believe that loan sales and resolution of problem assets and net charge-offs have improved our asset quality during 2012 and 2013. The Company has hired a new Chief Credit Officer which is resulting in changes in our credit culture and changes in our underwriting process. Our lenders have adapted to the new expectations and the loan pipeline has continued to increase. Additionally, we have hired multiple new lenders from large regional institutions within our footprint and we are realizing further growth in the loan pipeline. Generally, we do not place a loan on the pipeline unless there is a greater than 50% likelihood of that loan being approved within the next 90 days. Based on the new lenders and the process changes now fully implemented, we anticipate loan growth for 2013.
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
We are currently deemed not in compliance with certain provisions of the Order, including the capital requirements. The Order required FSGBank to maintain certain capital ratios within 120 days of it execution. The March 31, 2013 Call Report was the eleventh public financial statement related to a period subsequent to the 120 day requirement. As of March 31, 2013, the Bank’s total capital to risk-weighted assets was 4.68% and the Tier 1 capital to adjusted total assets was 1.90%. The Bank has notified the OCC of the non-compliance with the requirements of the Order. See Note 2 to our consolidated financial statements for additional information regarding our strategic and capital plans.
Many aspects of the Written Agreement and Consent Order, directly or indirectly, required a significant increase in capital for full satisfaction of the enforcement actions. Management believes the Recapitalization and continued execution of the strategic initiatives discussed below will result in full compliance with the Order and Agreement and will position us for long-term growth and a return to profitability.
As of March 31, 2013, the Bank's Tier 1 leverage ratio remained below the minimum level for an "adequately capitalized" bank of 4%. On April 23, 2013, FSGBank filed a cash contribution to capital notice with the OCC certifying a $65 million capital contribution by First Security Group into FSGBank. With the capital contribution, FSGBank's pro-forma regulatory capital ratios are: Tier 1 leverage ratio from less than 2.0% to 8.1%, Tier 1 risk-based capital from 3.4% to 14.5% and total risk-based capital from 4.7% to 15.8%. All pro-forma regulatory capital exceed the percentages of a well capitalized institution as defined under applicable regulatory guidelines. FSGBank will continue to be classified as adequately capitalized due to the capital requirement in the Order.
Overview
Market Conditions
Most indicators point toward the overall U.S. economy continuing to improve during 2013. As our financial results can be a reflection of our regional economy, we closely monitor and evaluate local and regional economic trends.
Engineered Floors will invest $450 million to build two manufacturing complexes over the next five years that will create approximately 2,400 jobs. The new manufacturing complexes will be in Murray and Whitfield counties in Georgia. This will help replace some of the jobs lost in the Dalton market area.
Alcoa and Viam Manufacturing are planning to expand their current plants with investments of $275 million and $9 million, respectively. Alcoa expect to add approximately 200 permanent jobs over the next three years. Viam expects to add approximately 75 jobs. Both companies support Tennessee's automotive industry.
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
While the national economy continues to recover from the recession, with high unemployment across the country, our larger market areas benefit from more stable rates of employment. Our major market areas of Chattanooga and Knoxville have unemployment rates of 7.4% and 6.6%, respectively, as of March 2013, lower than the Tennessee rate of 8.1% The economy of the Dalton, Georgia market area is primarily centered on the carpet and floor-covering industries. With the decline in housing starts and the overall economy, Dalton has been the most negatively impacted region in our footprint, with the carpet industry in the Dalton area experiencing layoffs of approximately 4,600 jobs from June 2011 to June 2012. The unemployment rate in the Dalton market area is 10.3% as of March 31, 2013, compared to the Georgia rate of 8.1%. Based on the market activity and recent trends in the national economy, we believe these positive employment trends will continue through the remainder of 2013.
CPP Investment
On January 9, 2009, as part of the CPP under TARP of the Treasury, we agreed to issue and sell, and the Treasury agreed to purchase (1) 33,000 shares of our Series A Preferred Stock, having a liquidation preference of $1,000 per share and (2) a ten-year warrant to purchase up to 82,363 shares of our common stock, $0.01 par value, at an exercise price of $60.10 per share (the 'Warrant"), for an aggregate purchase price of $33 million in cash. The Preferred Shares qualify as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.
On April 11, 2013, as part of the recapitalization, Treasury exchanged the Series A Preferred Stock and the Warrant for shares of our common stock; Treasury immediately sold such shares of common stock to investors.
Financial Results
As of March 31, 2013, we had total consolidated assets of $1.0 billion, total loans of $540.3 million, total deposits of $1.0 billion and shareholders’ equity of $21.0 million. For the three months ended March 31, 2013, our net loss allocated to common shareholders was $7.9 million resulting in basic net loss of $4.90 per share and diluted net loss of $4.90 per share for the quarter.
As of March 31, 2012, we had total consolidated assets of $1.1 billion, total loans of $601.8 million, total deposits of $1.0 billion and shareholders’ equity of $61.8 million. For the three months ended March 31, 2012, our net loss allocated to common shareholders was $6.3 million resulting in basic net loss of $3.94 per share and diluted net loss of $3.94 per share for the quarter.
For the three month period ended March 31, 2013, net interest income decreased by $994 thousand and noninterest income increased by $237 thousand compared to the same period in 2012. For the three months ended March 31, 2013, noninterest expense increased by $1.9 million compared to the same period in 2012. The decline in net interest income is primarily attributable to a reduction in our average loan portfolio. Noninterest income increased primarily due to higher fees related to origination of loans held for sale and gains on sale or other real estate owned (OREO), while noninterest expense increased for the quarter primarily due to higher salary and benefit expenses, largely attributable to filling vacant executive positions. The increase in the year-to-date period is associated with higher salary and benefit expense and higher costs associated with nonperforming assets, including write-downs, losses, holding costs, and professional fees. Full-time equivalent employees were 325 at March 31, 2013, compared to 311 at March 31, 2012.
The provision for loan and lease losses decreased $1.1 million for the three month period ended March 31, 2013 compared to the same period in 2012. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.
Our efficiency ratio increased in the first quarter of 2013 to 188.2% compared to 147.7% in the same period of 2012 primarily due to a reduction in net interest income combined with an increase in noninterest expense. We anticipate our efficiency ratio to begin to improve during the second quarter of 2013 as we focus on enhancing revenue while continuing to reduce certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio over the balance of 2013 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.
Net interest margin in the first quarter of 2013 was 2.25%, or 0.27% lower than the prior year period of 2.52%. We anticipate that our margin will improve during the remainder of 2013 as higher cost brokered deposits mature and are replaced with lower cost core deposits as well as anticipated loan growth. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.
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

RESULTS OF OPERATIONS
We reported a net loss allocated to common shareholders for the three month periods ended March 31, 2013 of $7.9 million compared to a net loss allocated to common shareholders for the same periods in 2012 of $6.3 million. For the three months ended March 31, 2013, basic net loss per share was $4.90 and diluted net loss per share was $4.90 on approximately 1.6 million weighted average shares outstanding for both basic and diluted.
Net loss on a quarterly basis in 2013 was above the comparable amount in 2012 as a result of lower net interest income. As of March 31, 2013, we had 30 banking offices, including the headquarters, and 325 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three month period ended March 31, 2013 compared to the same period in 2012.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year
	March 31, 2013	Amount	Percentage
	(in thousands, except percentages)
Interest income	$7,809	$(1,880)	(19.4)%
Interest expense	2,568	(886)	(25.7)%
Net interest income	5,241	(994)	(15.9)%
Provision for loan and lease losses	678	(1,123)	(62.4)%
Net interest income after provision for loan and lease losses	4,563	129	2.9%
Noninterest income	2,220	237	12.0%
Noninterest expense	14,042	1,907	15.7%
Net loss before income taxes	(7,259)	(1,541)	26.9%
Income tax (benefit) provision	119	10	9.2%
Net loss	(7,378)	(1,551)	26.6%
Preferred stock dividends and discount accretion	524	7	1.4%
Net loss allocated to common shareholders	$(7,902)	$(1,558)	24.6%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the three months ended March 31, 2013, net interest income decreased by $994 thousand, or 15.9%, to $5.2 million compared to $6.2 million for the same period in 2012.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended March 31, 2013 and 2012.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	March 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$554,204	$6,670	4.88%	$594,579	$8,332	5.64%
Securities – taxable	232,488	819	1.43%	182,556	943	2.08%
Securities – non-taxable (2)	20,777	312	6.09%	30,880	432	5.63%
Other earning assets	156,117	122	0.32%	214,219	143	0.27%
Total earning assets	963,586	7,923	3.33%	1,022,234	9,850	3.88%
Allowance for loan and lease losses	(14,365)			(20,294)
Intangible assets	574			934
Cash & due from banks	13,423			12,329
Premises & equipment	29,244			28,720
Other assets	54,722			69,684
TOTAL ASSETS	$1,047,184			$1,113,607
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$86,342	74	0.35%	$57,396	37	0.26%
Money market accounts	147,588	208	0.57%	122,384	264	0.87%
Savings deposits	39,818	14	0.14%	39,336	22	0.22%
Time deposits of less than $100 thousand	225,314	564	1.02%	227,872	705	1.24%
Time deposits of $100 thousand or more	199,749	556	1.13%	191,288	651	1.37%
Brokered CDs and CDARS®	153,741	1,136	3.00%	219,560	1,659	3.04%
Repurchase agreements	13,299	16	0.49%	15,214	115	3.04%
Other borrowings	—	—	—%	50	1	8.04%
Total interest bearing liabilities	865,851	2,568	1.20%	873,100	3,454	1.59%
Net interest spread		$5,355	2.13%		$6,396	2.29%
Noninterest bearing demand deposits	140,496			159,319
Accrued expenses and other liabilities	13,653			14,734
Shareholders’ equity	27,184			66,454
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,047,184			$1,113,607
Impact of noninterest bearing sources and other changes in balance sheet composition			0.12%			0.23%
Net interest margin			2.25%			2.52%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $114 thousand and $161 thousand for the quarters ended March 31, 2013 and 2012, respectively.

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
CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED March 31, 2013 COMPARED TO 2012

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(560)	$(1,102)	$(1,662)
Securities – taxable	254	(378)	(124)
Securities – non-taxable	(140)	20	(120)
Other earning assets	(37)	16	(21)
Total earning assets	(483)	(1,444)	(1,927)
Interest bearing liabilities:
Interest bearing demand deposits	19	18	37
Money market accounts	53	(109)	(56)
Savings deposits	—	(8)	(8)
Time deposits of less than $100 thousand	(8)	(133)	(141)
Time deposits of $100 thousand or more	29	(124)	(95)
Brokered CDs and CDARS®	(494)	(29)	(523)
Repurchase agreements	(14)	(85)	(99)
Other borrowings	(1)	—	(1)
Total interest bearing liabilities	(416)	(470)	(886)
Increase (decrease) in net interest income	$(67)	$(974)	$(1,041)

Net Interest Income – Volume and Rate Changes

Interest income for the three months ended March 31, 2013 was $7.8 million a 19.4% decrease compared to the same period in 2012. Average earning assets decreased $58.6 million, or 5.7%, in the first quarter of 2013 compared to the same period in 2012. Average loans declined in the first quarter of 2013 by $40.4 million, offset by a $39.8 million increase in investment securities and a $58.1 million decrease in other earning assets. The change in mix and volume of earning assets decreased interest income by $483 thousand comparing the three months of 2013 to the same period in 2012. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged approximately $153.2 million for the three months ended March 31, 2013. The yield on this account is approximately 0.25%. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk resulting from deteriorating asset quality and the Order. Additional details relating to liquidity risk is provided below in "Liquidity." We anticipate average loans to grow over the next year as previously discussed in the strategic initiatives section. We anticipate average earning assets to remain consistent for the remainder of 2013.
The tax equivalent yield on earning assets decreased by 0.55% for the three months ended March 31, 2013 compared to the same period in 2012. The yield on loans declined by 0.76% to 4.88% for the three months ended March 31, 2013 compared to the same period in 2012. We anticipate the yield on loans to remain consistent or decline slightly over the balance of 2013 as we continue to operate in a competitive lending environment and we have invested in approximately $48.9 million government guaranteed loans. We anticipate that the yield on investment securities for the second quarter of 2013 will be consistent with the yield for first quarter 2013 and lower than the comparable 2012 period due to the changes in bond prices year-over-year. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of March 31, 2013, approximately 31% of our loan portfolio is either variable or adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.

Total interest expense was $2.6 million for the three months ended March 31, 2013, 25.7% lower than the same period in 2012. Average interest bearing liabilities decreased by $7.2 million for the three month period ended March 31, 2013 compared to the same period in 2012. Comparing the first quarter of 2013 to the same period in 2012, average brokered deposits declined by $65.8 million while retail certificates of deposits declined by $2.6 million and jumbo certificates of deposit increased $8.5 million. The reductions in volume reduced interest expense by $416 thousand for the three month period ended March 31, 2013. Further reducing interest expense $470 thousand for the three month period ended March 31, 2013, respectively, was the decline in rates paid on deposits, primarily in retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
We expect average earning assets to stabilize through the remainder of 2013 as loan volume improves and investment securities increase through the reallocation of our excess cash reserves into higher yielding assets. We expect average brokered deposits to decline through the remainder of 2013 while all other interest bearing liabilities are expected to increase compared to 2012 levels. Rates paid on deposits are expected to continue to decline compared to 2012 rates as higher cost brokered CDs mature and are replaced with lower rate core deposits or funded from our excess liquidity.
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
Our net interest rate spread (on a tax equivalent basis) was 2.13% for the three months ended March 31, 2013 compared to 2.29% for the same period in 2012. Our net interest margin (on a tax equivalent basis) was 2.25% for the three months ended March 31, 2013 compared to 2.52% for the same period in 2012. The decrease in the net interest spread and net interest margin comparing 2013 to 2012 was primarily due to reductions in our loan portfolio as well as the negative spread created by the issuance of brokered deposits in late 2009 and early 2010. Noninterest bearing deposits contributed 12 and 23 basis points to the margin during the three months ended March 31, 2013 and 2012, respectively. The remaining funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. As of March 31, 2013, our balance at the Federal Reserve Bank was approximately $154.9 million.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. The interest rate swaps were fully accreted as of December 31, 2012. For the three months ended March 31, 2012, the accretion of the swaps added approximately $437 thousand to interest income.
We currently anticipate our net interest spread and net interest margin to stabilize and improve during the remainder of 2013. However, improvement is dependent on multiple factors including our ability to raise core deposits, maturities of brokered deposits, our growth or contraction in loans, our deposit and loan pricing, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.
Provision for Loan and Lease Losses
The provision for loan and lease losses charged to operations during the three month period ended March 31, 2013 was $678 thousand compared to $1.8 million for the same period in 2012. Net charge-offs for the three months ended March 31, 2013 were $978 thousand compared to net charge-offs of $2.4 million for the same period in 2012. Annualized net charge-offs as a percentage of average loans were 0.71% for the three months ended March 31, 2013 compared to 1.62% for the same period in 2012. Our peer group’s average annualized net charge-offs (as reported in the March 31, 2013 Uniform Bank Performance Report) were 0.27%.
The decrease in our provision for loan and lease losses for the first three months of 2013 compared to the same period in 2012 resulted from our analysis of probable incurred losses in the loan portfolio in relation to the reduction of our portfolio, the reduction in the amount of nonperforming loans, as well as general economic conditions. As of March 31, 2013, specific reserves for impaired loans totaled $57 thousand compared to $50 thousand as of December 31, 2012 and $1.8 million as of March 31, 2012. At March 31, 2013, due to less charge-offs and fewer non-performing loans, our ratio of the allowance to total loans was 2.50% compared to 2.55% at December 31, 2012 and 3.16% at March 31, 2012.
As of March 31, 2013, management determined our allowance of $13.5 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at June 30, 2013, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.

We will continue to provide provision expense to maintain an allowance level adequate to absorb known and probable incurred losses inherent in our loan portfolio. As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for the remainder of 2013. Furthermore, the provision expense could materially increase or decrease in 2013 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.
Noninterest Income
Noninterest income totaled $2.2 million for the three months ended March 31, 2013, an increase of $237 thousand or 12% from the same period in 2012. The quarterly increase is primarily a result of higher mortgage banking income and gains on sales of assets.
The following table presents the components of noninterest income for the three month periods ended March 31, 2013 and 2012.
NONINTEREST INCOME

	Three Months Ended
	March 31,
	2013	Percent Change	2012
	(in thousands, except percentages)
Service charges on deposit accounts	736	2.6%	717
Point-of-sale (POS) fees	315	(7.9)%	342
Bank-owned life insurance income	241	18.1%	204
Mortgage banking income	296	69.1%	175
Gains on sales of assets	178	42.4%	125
Other income	454	8.1%	420
Total noninterest income	$2,220	12.0%	$1,983

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including NSF fees, were $736 thousand for the three months ended March 31, 2013, an increase of $19 thousand, or 2.6% from the same period in 2012. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees decreased 7.9% to $315 thousand thousand for the three months ended March 31, 2013 compared to the same period in 2012. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $241 thousand for the three month period ended March 31, 2013, an increase of $37,000 or 18.1% from 2012 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 3.96% through March 31, 2013.
Mortgage banking income for the three months ended March 31, 2013 increased $121 thousand, or 69.1%, to $296 thousand,compared to $175 thousand in the same period of 2012. As discussed in the notes to our consolidated financial statements, we elected the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.
Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $12.7 million for the three months ended March 31, 2013, $45.3 million at December 31, 2012 and $13.1 million for the three months ended March 31, 2012. Mortgages sold in the secondary market totaled $12.6 million for the three months ended March 31, 2013, $43.9 million at December 31, 2012 and $13.1 million for the three months ended March 31, 2012. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.
Other income for the three months ended March 31, 2013 was $454 thousand compared to $420 thousand for the same period in 2012. The components of other income primarily consist of ATM fee income, trust fee income, underwriting revenue, safe deposit box fee income and gains on sales of other real estate, repossessions, leased equipment and premises and equipment.
Noninterest Expense
Noninterest expense increased $1.9 million, or 15.7% to $14.0 million for the three months ended March 31, 2013, compared to $12.1 million for the same period in 2012. Total noninterest expense increased mostly due to salary and benefit cost and professional fees partially offset by lower asset quality charges.
The following table represents the components of noninterest expense for the three month periods ended March 31, 2013 and 2012.

NONINTEREST EXPENSE

	Three Months Ended
	March 31,
	2013	Percent Change	2012
	(in thousands, except percentages)
Salaries & benefits	$5,609	21.1%	$4,633
Occupancy	818	2.5%	798
Furniture and equipment	629	41.3%	445
Professional fees	2,118	191.7%	726
FDIC insurance	1,000	53.8%	650
Write-downs on OREO and repossessions	1,315	(42.8)%	2,297
Losses on other real estate owned, repossessions and fixed assets	10	(97.0)%	328
OREO and repossession holding costs	322	(39.2)%	530
Data processing	371	1.1%	367
Communications	108	(17.6)%	131
ATM/Debit Card fees	186	82.4%	102
Intangible asset amortization	75	(37.0)%	119
Printing & supplies	90	4.7%	86
Advertising	98	81.5%	54
Insurance	405	86.6%	217
OCC Assessments	127	2.4%	124
Other expense	761	44.1%	528
Total noninterest expense	$14,042	15.7%	$12,135

Salaries and benefits for the three months ended March 31, 2013 increased $1.0 million or 21.1% compared to the same period in 2012. The increase in salaries and benefits is primarily related to 26 full-time equivalent employees hired during 2012, partially offset by retirements and resignations during the year. As of March 31, 2013, we had 30 full-service banking offices with 325 full-time equivalent employees. As of March 31, 2012, we had 36 full-service banking offices with 311 full-time equivalent employees.
Occupancy expense increased $20 thousand thousand or 2.5% for the three months ended March 31, 2013 compared to the same period in 2012, primarily the result of adjustments to lease expenses. As of March 31, 2013, First Security leased six facilities and the land for three branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Professional fees increased $1.4 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase is primarily due to cost associated with the execution of our capital plan in early 2013 and an increase in directors fees compared to 2012. See Note 2 of our consolidated financial statements for further discussion on the execution of our capital plan. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.
FDIC deposit premium insurance increased $350 thousand thousand to $1.0 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase is an indirect result of the bank's operating condition at March 31, 2013.
Insurance increased $188 thousand to $405 thousand for the three months ended March 31, 2013, compared to the same period in 2012. The increase is mostly due to an increase in insurance premiums paid.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. The fair value is generally determined based the valuation of a third-party appraisal, discounted by our historical realization rate as well as a cost to sell factor. The discount and cost to sell factor are monitored and re-assessed, if necessary, on a quarterly basis. An increase to the discount factor may result in additional write-downs to some or all of our properties. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs on OREO and repossessions decreased $982 thousand, or 42.8% for the three month period ended March 31, 2013 compared to the same period in 2012. Write-downs for the remainder of 2013 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions, and our ability to liquidate properties.
Losses on OREO, repossessions and fixed assets decreased $318 thousand to $10 thousand, or 97.0%, for the three month period ended March 31, 2013, compared to the same period in 2012. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our fair value assumptions applied to OREO, as discussed above.
OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs decreased $208 thousand, or 39.2%, for the three months ended March 31, 2013 compared to the same period in 2012. We anticipate the level of holding costs to remain directionally consistent with the level of OREO for 2013.
Data processing fees increased 1.1% for the three month period ended March 31, 2013 compared to the same period in 2012. During the third quarter of 2012, we completed a core systems conversion to a more robust system.
Intangible asset amortization expense declined $44 thousand, or 37.0% for the three month periods ended March 31, 2013 compared to the same period in 2012. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2013.
Other expense increased $233 thousand thousand for the three months ended March 31, 2013, respectively, compared to the same periods in 2012. The increase was due to immaterial increases in a large number of accounts.
Income Taxes
We recorded an income tax provision of $119 thousand for the three month period ended March 31, 2013 compared to an income tax provision of $109 thousand for the same period in 2012. For the three months ended March 31, 2013, we recorded $2.9 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first quarter of 2013.
At March 31, 2013, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements. With the resolution of our primary uncertain tax position, as described above, we have not identified any additional significant uncertain tax positions.
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
On October 30, 2012, the Company adopted a Tax Benefits Preservation Plan (the "NOL Rights Plan") and declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) for each outstanding share of the Company's common stock, payable to holders of record as of the close of business on November 12, 2012 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series B Participating Preferred Stock, no par value, of the Company (the “Series B Preferred Stock”), at a purchase price equal to $20.00 per one one-thousandth of a share, subject to adjustment (the “Rights or Series B Purchase Price”). The description and terms of the Rights are set forth in the Plan, dated October 30, 2012, as the same may be amended from time to time, between the Company and Registrar and Transfer Company, as Rights Agent.
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

FINANCIAL CONDITION

As of March 31, 2013, we had total consolidated assets of $1.0 billion, total loans of $540.3 million, total deposits of $1.0 billion and shareholders’ equity of $21.0 million. As of December 31, 2012, we had total consolidated assets of $1.1 billion, total loans of $541.1 million, total deposits of $1.0 million and shareholders' equity of $29.1 million. As of March 31, 2012, we had total assets of $1.1 billion, total loans of $601.8 million, total deposits of $1.0 billion and shareholders' equity of $61.8 million.
Loans
The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances since September 30, 2011. Certain strategic initiatives, as discussed in the Strategic Initiatives for 2013 section of MD&A above, have partially mitigated the decrease in loans for the first three months in 2013. As of March 31, 2013, total loans decreased by $842 thousand, or 0.1% (1.7% annualized), from December 31, 2012 and decreased by $61.5 million, or 10.2%, from March 31, 2012.
The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$181,624	$188,191	$210,557	(3.5)%	(13.7)%
Commercial	223,737	221,655	226,367	0.9%	(1.2)%
Construction	37,894	33,407	49,442	13.4%	(23.4)%
Multi-family and farmland	16,530	17,051	31,532	(3.1)%	(47.6)%
	459,785	460,304	517,898	(0.1)%	(11.2)%
Commercial loans	61,904	61,398	60,835	0.8%	1.8%
Consumer installment loans	11,880	13,387	16,450	(11.3)%	(27.8)%
Leases, net of unearned income	373	568	2,072	(34.3)%	(82.0)%
Other	6,346	5,473	4,524	16.0%	40.3%
Total loans	540,288	541,130	601,779	(0.2)%	(10.2)%
Allowance for loan and lease losses	(13,500)	(13,800)	(18,990)	(2.2)%	(28.9)%
Net loans	$526,788	$527,330	$582,789	(0.1)%	(9.6)%

Loans year-to-date have remained consistent with an decrease of approximately $842 thousand. This is mostly due to a decrease in residential 1-4 family real estate loans of $6.6 million offset by increases in construction real estate and commercial real estate of $4.5 million and $2.1 million, respectively. The largest declining loan balance was 1-4 family residential real estate loans of $6.6 million, or 3.5% and consumer installment loans of $1.5 million, or 11.3%. Commercial real estate loans increased $2.1 million, or 1.0% and construction real estate loans increased $4.5 million, or 13.4%.
Comparing March 31, 2013 to March 31, 2012, loans decreased by $61.5 million, or 10.2%. The largest declining loan balances were residential 1-4 family loans of $28.9 million, a decrease of 13.7%, construction real estate loans of $11.5 million, a decrease of 23.4%, multi-family and farmland loans of $15.0 million, or 47.6%, and consumer installment loans of $4.6 million, a decrease of 27.8%.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate our loan portfolio to start growing during 2013. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels.

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012. The provision for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $6 thousand and $6 thousand for the three month periods ended March 31, 2013 and 2012, respectively. The reserve for unfunded commitments totaled $264 thousand and $247 thousand as of March 31, 2013 and 2012, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Three Months Ended
	March 31,
	2013	2012
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$13,800	$19,600
Provision for loan and lease losses	678	1,801
Sub-total	14,478	21,401
Charged-off loans:
Real estate – residential 1-4 family	651	1,147
Real estate – commercial	126	537
Real estate – construction	468	638
Real estate – multi-family and farmland	—	15
Commercial loans	25	231
Consumer installment and other loans	184	89
Leases, net of unearned income	—	494
Total charged-off	1,454	3,151
Recoveries of charged-off loans:
Real estate – residential 1-4 family	111	19
Real estate – commercial	37	23
Real estate – construction	40	486
Real estate – multi-family and farmland	6	4
Commercial loans	122	112
Consumer installment and other loans	104	55
Leases, net of unearned income	55	36
Other	1	5
Total recoveries	476	740
Net charged-off loans	978	2,411
Allowance for loan and lease losses – end of period	$13,500	$18,990
Total loans – end of period	$540,288	$601,779
Average loans	$554,204	$594,579
Net loans charged-off to average loans, annualized	0.71%	1.62%
Provision for loan and lease losses to average loans, annualized	0.16%	0.40%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.50%	3.16%
Nonperforming loans	117.76%	40.54%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of March 31, 2013		As of December 31, 2012		As of March 31, 2012
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$5,979	33.6%	$6,207	34.8%	$6,256	35.2%
Real estate – commercial	3,412	41.4%	3,736	41.0%	5,299	37.6%
Real estate – construction	962	7.0%	667	6.2%	1,068	8.2%
Real estate – multi-family and farmland	1,106	3.1%	741	3.1%	1,504	5.2%
Commercial loans	1,818	11.5%	2,103	11.3%	3,976	10.1%
Consumer installment loans	189	2.2%	272	2.5%	354	2.7%
Leases, net of unearned income	11	0.1%	47	0.1%	511	0.3%
Other	23	1.1%	27	1.0%	22	0.7%
Total	$13,500	100.0%	$13,800	100.0%	$18,990	100.0%
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

The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2013, December 31, 2012 and March 31, 2012:
As of March 31, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$158,350	$8,544	$13,575	$1,155	$181,624
Real estate: Commercial	211,196	4,006	7,825	710	223,737
Real estate: Construction	37,018	93	757	26	37,894
Real estate: Multi-family and farmland	14,609	818	1,103	—	16,530
Commercial	52,903	801	6,158	2,042	61,904
Consumer	11,386	105	389	—	11,880
Leases	—	88	—	285	373
Other	6,241	—	105	—	6,346
Total Loans	$491,703	$14,455	$29,912	$4,218	$540,288

As of December 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130

As of March 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$177,198	$7,417	$22,138	$3,804	$210,557
Real estate: Commercial	188,893	9,900	18,552	9,022	226,367
Real estate: Construction	33,243	803	3,131	12,265	49,442
Real estate: Multi-family and farmland	21,633	2,035	7,004	860	31,532
Commercial	40,685	7,040	9,401	3,709	60,835
Consumer	15,905	37	508	—	16,450
Leases	—	359	677	1,036	2,072
Other	4,419	—	105	—	4,524
Total Loans	$481,976	$27,591	$61,516	$30,696	$601,779

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $4.2 million at March 31, 2013, $5.4 million at December 31, 2012 and $30.7 million at March 31, 2012. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with impaired loans totaled $57 thousand as of March 31, 2013, compared to $50 thousand as of December 31, 2012. General reserves totaled $13.4 million as of March 31, 2013, compared to $13.7 million as of December 31, 2012. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. Our allowance as a percentage of total loans has decreased mostly due to a decrease in the loan portfolio and a decrease in non-performing loans. The ratio of the general reserves to the applicable loan pools has declined from 2.55% as of December 31, 2012 to 2.50% as of March 31, 2013.

We believe that the allowance for loan and lease losses as of March 31, 2013 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives
Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of March 31, 2013, our loan portfolio was 51.9% of total assets. Over the past three and a half years, we have implemented a number of significant strategies to further address our asset quality. We believe our continued implementation of these and related strategies will enable us to show further improvement in our asset quality in 2013.
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
Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. To achieve such coverage, we have continued to use third parties to supplement the coverage of our internal loan review department. During 2012, we achieved the 60% to 70% review of our portfolio over a 12-month cycle, focusing on a risk-based approach. We anticipate similar coverage during the remainder of 2013.
During the second half of 2010, we began outsourcing the marketing and sales process of our OREO properties to market leading real estate companies. We experienced higher volumes of OREO sales in 2011 and 2012, and we expect to continue seeing high levels of sales through the remainder of 2013.
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

Asset Quality and Non-Performing Assets Analysis and Discussion
As of March 31, 2013, our allowance for loan and lease losses as a percentage of total loans was 2.50%, which is a decrease from the 2.55% as of December 31, 2012 and a decrease from the 3.16% as of March 31, 2012.  Net charge-offs as a percentage of average loans (annualized) decreased to 0.71% for the three months ended March 31, 2013 compared to 1.62% for the same period in 2012. As of March 31, 2013, non-performing assets decreased to $24.2 million, or 2.32% of total assets, from $40.2 million, or 3.78% of total assets as of December 31, 2012 and decreased from $71.8 million, or 6.35% as of March 31, 2012. The allowance as a percentage of total non-performing loans was 117.8% as of March 31, 2013 compared to 51.6% at December 31, 2012 and 40.5% at March 31, 2012.

We believe that overall asset quality has stabilized and will continue to improve in the following quarters. From December 31, 2012 to March 31, 2013, we have seen positive results in improving our asset quality. Special mention loans, generally regarded as the gateway or leading indicator of future non-performing loans, decreased $1.0 million, or 6.4%, from $15.4 million as of December 31, 2012 to $14.5 million as of March 31, 2013. Comparing March 31, 2013 to March 31, 2012, special mention loans declined by $13.5 million, or 48.9%. Substandard loans decreased $5.2 million, or 13.2%, from $39.3 million at December 31, 2012 to $34.1 million. Comparing March 31, 2013 to March 31, 2012, substandard loans decreased by $58.1 million, or 63%. Based on the trends in special mention and substandard loans, we believe there is minimal additional migration to nonperforming loans from the performing loans. We have also achieved steady reductions in other real estate owned. OREO declined by $735 thousand, or 5.5%, from $13.4 million as of December 31, 2012 to $12.7 million as of March 31, 2013. Comparing March 31, 2013 to March 31, 2012, OREO declined by $14.2 million, or 52.8%. This is a direct result of our increased efforts to liquidate and sell our OREO properties.
Nonperforming assets include nonaccrual loans, loans past-due over ninety days and still accruing, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table, which includes both loans held-for-sale and loans held-for-investment, presents our non-performing assets and related ratios.
NON-PERFORMING ASSETS BY TYPE

	March 31, 2013	December 31, 2012	March 31, 2012
	(in thousands, except percentages)
Nonaccrual loans	$10,194	$25,071	$43,137
Loans past due 90 days and still accruing	1,270	1,656	3,700
Total nonperforming loans, including loans 90 days and still accruing	$11,464	$26,727	$46,837

Other real estate owned	$12,706	$13,441	$24,716
Repossessed assets	16	8	216
Total nonperforming assets	$24,186	$40,176	$71,769

Nonperforming loans as a percentage of total loans	2.12%	4.94%	7.78%
Nonperforming assets as a percentage of total assets	2.32%	3.78%	6.35%

The following table provides the classifications for nonaccrual loans and other real estate owned as of March 31, 2013, December 31, 2012 and March 31, 2012.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$462	6	$4,516	41	$13,353	13
Residential real estate loans	5,065	59	9,217	217	12,456	98
Commercial real estate loans	1,560	12	6,150	69	10,716	19
Commercial and industrial loans	2,484	21	3,104	56	4,586	24
Commercial leases	313	28	436	42	1,571	61
Consumer and other loans	310	11	1,648	34	455	10
Total	$10,194	137	$25,071	459	$43,137	225
Other real estate owned
Construction/development loans	$5,391	241	$6,163	351	$11,032	59
Residential real estate loans	1,830	30	1,921	86	5,146	73
Commercial real estate loans	4,372	24	4,211	39	7,535	33
Multi-family and farmland	840	2	873	3	1,003	3
Commercial and industrial loans	273	1	273	2	—	—
Total	$12,706	298	$13,441	481	$24,716	168

Nonaccrual loans totaled $10.2 million, $25.1 million and $43.1 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Of the non-accrual loans as of December 31, 2012, $11.7 million relate to loans held-for-investment and $13.4 million relate to loans transferred to loans held-for-sale. Loans past due ninety days and still accruing include $718 thousand from loans held-for-investment and $938 thousand of loans transferred to loans held-for-sale at December 31, 2012. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of March 31, 2013, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of March 31, 2013, nonaccrual loans decreased by $14.9 million, or 59.3%, compared to year-end 2012. Comparing March 31, 2013 to December 31, 2012, nonaccrual construction and development loans decreased by $3.7 million, residential real estate loans decreased by $4.1 million and commercial real estate loans decreased by $4.6 million. The decreases were primarily due to the loan sale that closed in February of 2013 as well as charge-offs and principal payments. See Note 7 of our consolidated financial statements for additional discussion regarding the loan sale. We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.
OREO decreased $735 thousand from December 31, 2012 to March 31, 2013. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. During 2012, we sold 205 properties for $15.1 million. During the three months ended March 31, 2013, we sold 11 properties for $1.3 million. During April 2012, we conducted a bulk auction on approximately 90 properties consisting of smaller balance 1-4 family residential and lot properties. This auction resulted in an approximate 50% decline in the number of properties, thus allowing our special assets department to focus on the larger value properties remaining in our portfolio. We expect continued OREO resolutions during 2013 due to our new approach to marketing these properties and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing decreased $386 thousand for the quarter. As of March 31, 2013, the $1.3 million in loans 90 days past due and still accruing was composed of $565 thousand in commercial real estate loans, $189 thousand in commercial loans, $369 thousand in residential real estate loans and the remainder in other categories.
Total non-performing assets as of the first quarter of 2013 were $24.2 million compared to $40.2 million at December 31, 2012 and $71.8 million at March 31, 2012.

Our asset ratios are generally less favorable as compared to our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. The following table provides our asset quality ratios and our UBPR peer group ratios as of March 31, 2013, which is the latest available information.
NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	2.12%	1.86%
Nonperforming loans[1] as a percentage of the allowance	84.92%	104.43%
Nonperforming loans[1] as a percentage of equity capital	54.61%	11.03%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	4.37%	2.85%
__________________
1 Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of March 31, 2013, we have no plans to liquidate a significant amount of available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.
Available-for-sale securities totaled $258.2 million at March 31, 2013, $254.1 million at December 31, 2012 and $223.2 million at March 31, 2012. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The increase in the first three quarters represented a decision that liquidity was sufficient to warrant the shifting of additional cash into investment securities, and further purchases throughout 2013 may be warranted. At March 31, 2013 and 2012, the available-for-sale securities portfolio had gross unrealized gains of approximately $4.5 million and $4.7 million, and gross unrealized losses of $569 thousand and $279 thousand, respectively. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at March 31, 2013 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools.
The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal-tax exempt	$1,131	$11,980	$5,045	$2,209	$20,365
Municipal - taxable	—	—	11,934	3,246	15,180
Agency bonds	—	3,000	53,518	9,319	65,837
Agency issued REMICs	2,167	71,139	—	—	73,306
Agency issued mortgage pools	102	52,943	14,223	8,246	75,514
Other	—	—	4,000	61	4,061
Total	$3,400	$139,062	$88,720	$23,081	$254,263
Tax Equivalent Yield	4.58%	2.69%	2.02%	2.85%	2.50%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for one bond, which is valued utilizing Level 3 inputs. The Level 3 security was a pooled trust preferred security with a book value of $61 thousand.

As of March 31, 2013, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of March 31, 2013, gross unrealized losses in our portfolio totaled $569 thousand, compared to $384 thousand and $279 thousand as of December 31, 2012 and March 31, 2012, respectively. The unrealized losses in mortgage-based residential, municipal, and federal agency securities are primarily a result of widening credit spreads subsequent to purchase. The unrealized losses in other securities is a pooled trust preferred security. The unrealized losses associated with the trust preferred security are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of our impairment assessment, the unrealized losses at March 31, 2013 are considered temporary.
As of March 31, 2013, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 5% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of March 31, 2013.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$79,477	$80,791
Federal Home Loan Mortgage Corporation (FHLMC)	$36,584	$37,527
Government National Mortgage Association (GNMA)	$60,474	$61,257

We held no federal funds sold as of March 31, 2013, December 31, 2012 or March 31, 2012. As of March 31, 2013, we held $157.9 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $159.7 million at December 31, 2012 and $217.1 million as of March 31, 2012. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
As of March 31, 2013, we held approximately $3.0 million in certificates of deposit at FDIC insured financial institutions. At March 31, 2013, we held $27.8 million in bank-owned life insurance, compared to $27.6 million at December 31, 2012 and $24.7 million at March 31, 2012.

Deposits and Other Borrowings
As of March 31, 2013, deposits decreased by 1.7% ((6.8)% annualized) from December 31, 2012 and decreased by 4.6% from March 31, 2012. Excluding brokered deposits, our deposits increased by 1.0% (4.1% annualized) from December 31, 2012 and increased 3.2% from March 31, 2012. In the first three months of 2013, the fastest growing sectors of our core deposit base were savings and money market accounts, which grew 4.0% (15.8% annualized). We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposits increased by $9.1 million, or 1.4% from December 31, 2012. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.

Brokered certificates of deposits decreased $72.9 million from March 31, 2012 to March 31, 2013 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of March 31, 2013, our CDARS balance consists of $372 thousand in purchased time deposits and no reciprocal customer accounts.
Brokered deposits at March 31, 2013, December 31, 2012 and March 31, 2012 were as follows:

BROKERED DEPOSITS

	March 31, 2013	December 31, 2012	March 31, 2012
	(in thousands)
Brokered certificates of deposits	$139,343	$165,106	$212,274
CDARS®	372	371	1,408
Total	$139,715	$165,477	$213,682

As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last two years was in part to ensure we have adequate funding to meet our short-term contractual obligations. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of March 31, 2013.

BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$29,833	$20,896	$24,329	$62,309	$1,976
CDARS®	—	—	—	372	—
Total	$29,833	$20,896	$24,329	$62,681	$1,976

As of March 31, 2013, December 31, 2012 and March 31, 2012, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $13.0 million as of March 31, 2013, compared to $12.5 million and $6.6 million as of December 31, 2012 and March 31, 2012, respectively. We also had a structured repurchase agreement with another financial institution of $10.0 million. The agreement had a five year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement matured in November 2012.
Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $800 thousand as of March 31, 2013, is available for funding activities for which FSGBank would not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Written Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
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
As of March 31, 2013, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $154.9 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of March 31, 2013, the unused borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging of loans.
Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of quarter-end, we had approximately $500 thousand in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $56.3 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of March 31, 2013, our unpledged investment securities totaled $201.9 million.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of March 31, 2013, we had $139.3 million in brokered CDs outstanding with a weighted average remaining life of approximately 15 months, a weighted average coupon rate of 2.79% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.00%. Our CDARS product had $372 thousand at March 31, 2013, with a weighted average coupon rate of 2.70% and a weighted average remaining life of approximately 18 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. We are also approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $110.4 million at March 31, 2013. The following table illustrates our significant contractual obligations at March 31, 2013 by future payment period.
CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$331,705	$90,929	$3,265	$—	$425,899
Brokered certificates of deposit	(1)	75,058	62,309	1,976	—	139,343
CDARS®	(1)	—	372	—	—	372
Federal funds purchased and securities sold under agreements to repurchase	(2)	13,048	—	—	—	13,048
Operating lease obligations	(3)	753	2,100	1,394	2,724	6,971
Total		$420,564	$155,710	$6,635	$2,724	$585,633
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

Net cash provided by operations during the three months of 2013 totaled $4.6 million compared to net cash provided by operations of $1.6 million for the same period in 2012. The increase in net cash provided is primarily due to the sale of loans held-for-sale to a third party of $22.3 million, partially offset by an increase in other assets of approximately $3.7 million, mostly due to the increase in BOLI, as well as a higher net loss during the first quarter of 2013. Net cash used in investing activities totaled $6.2 million compared to net cash used in investing activities of $55.6 million for the same period in 2012. The decrease in cash used is associated with a decrease in the purchase of investment securities of $33.9 million and an increase in loan originations and principal collections. Net cash used in financing activities was $16.6 million for the first three months of 2013 compared to net cash provided by financing activities of $21.2 million in the comparable 2012 period. The decrease in cash used in financing activities is primarily related to a decrease in deposits of $36.3 million.

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
Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining life of the originally hedged items. The gains were fully accreted into income at December 31, 2012. We recognized $437 thousand in interest income for the three months ended March 31, 2012.
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
The following table presents information on the cash flow hedges as of March 31, 2013.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income (Loss)	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$3,708	$—	$28	$(57)	Various
	$3,708	$—	$28	$(57)

The following table presents additional information on the active derivative positions as of March 31, 2013.

	Notional	Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
		Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$3,708	Other assets	N/A	Other liabilities	$—	Noninterest income – other	$(3)
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,708	N/A	N/A	Noninterest income – other	N/A

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
	(in thousands)
Commitments to extend credit - fixed rate	$17,319	$16,312	$10,481
Commitments to extend credit - variable rate	$90,322	$94,822	$81,817
Total Commitments to extend credit	$107,641	$111,134	$92,298

Standby letters of credit	$2,761	$5,023	$7,916

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
The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

March 31, 2013	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	3.0%	3.4%
Total capital to risk adjusted assets	13.0%	8.0%	4.3%	4.7%
Leverage ratio	9.0%	4.0%	1.7%	1.9%
December 31, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	4.2%	4.5%
Total capital to risk adjusted assets	13.0%	8.0%	5.5%	5.8%
Leverage ratio	9.0%	4.0%	2.3%	2.5%
March 31, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	8.6%	8.6%
Total capital to risk adjusted assets	13.0%	8.0%	9.8%	9.8%
Leverage ratio	9.0%	4.0%	5.2%	5.2%
During 2012, we focused on operating under our strategic plan and executing on our capital plan. The execution of the capital plan, as described below, combined with the ongoing performance of the strategic plan should restore profitability and achieve compliance with all aspects of the regulatory agreements over the next twelve months.
On April 11, 2013, we completed a restructuring of the Company's Preferred Stock with the U.S. Treasury ("Treasury") by issuing $14.4 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the exchange agreement ("Exchange Agreement"), as previously included in a Current Report on Form 8-K filed on February 26, 2013, we restructured the Company's Preferred Stock issued under the Capital Purchase Program ("CPP") by issuing new shares of common stock equal to 26.75% of the $33 million liquidation value of the Preferred Stock plus 100% of the accrued but unpaid dividends in exchange for the Preferred Stock, all accrued but unpaid dividends thereon, and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.
On April 12, 2013, we completed the issuance of an additional $76.7 million of new common stock in a private placement to accredited investors. The private placement was previously announced on a Current Report on Form 8-K filed on February 26, 2013, in which we announced the execution of definitive stock purchase agreements with institutional investors as part of an approximately $90 million recapitalization ("Recapitalization"). In total, we issued $60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million. See Note 2 to our Consolidated Financial Statements for a chart presenting pro-forma stockholders' equity based on the Recapitalization.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments in this Update supersede the presentation requirements for reclassification out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. The amendments require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective during the interim and annual periods beginning after December 15, 2012. The Company adopted the standard as of January 1, 2013. The adoption did not have an impact on the Company's financial position, results of operations or earnings per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of March 31, 2013, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points and 200 basis points (1.00% and 2.00%, respectively) over a twelve-month period. Given this scenario, as of March 31, 2013, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $29.3 million, or 14.0%, as a result of a 100 basis point decline in rates based on annualizing our financial results through March 31, 2013. The model predicts a $26.4 million increase in net interest income resulting from a 100 basis point increase in rates. Finally, the model also forecasts an $48.3 million increase in net interest income, or 23.1%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of March 31, 2013. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates,.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$180,084	$209,347	$235,767	$257,643
Dollar change net interest income	(29,263)	—	26,420	48,296
Percentage change net interest income	(13.98)%	0.00%	16.77%	23.07%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of March 31, 2013.
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
As previously disclosed, since January 2010, First Security has elected to defer quarterly cash dividend payments on its Series A Preferred Stock. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent payment date. At March 31, 2013, First Security had unpaid preferred stock dividends in arrears of $5.6 million. (This suspension of dividends does not constitute a default under the terms of the Series A Preferred Stock.)

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1
Articles of Amendment to the Charter of Incorporation, incorporated by reference to Exhibit 3.1 of First Security's Registration Statement on Form S-1 dated April 25, 2013, as filed with the SEC on April 25, 2013.

3.2	Articles to the bylaws of the Company, incorporated by reference to Exhibit 3.1 of First Security's Current Report on Form 8-K dated March 19, 2013, as filed with the SEC on March 22, 2013.

10.1
Exchange Agreement by and between First Security Group, Inc. and The United States Department of the Treasury, dated February 25, 2013, incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 26, 2013.

10.2
Stock Purchase Agreement by and between First Security Group, Inc. and certain Named Investors, dated February 25, 2013, incorporated by reference to the Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 26, 2013.

10.3
Form of Securities Purchase Agreement by and between the United States Department of The Treasury and First Security Group, Inc., dated February 25, 2013, incorporated by reference to the Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 26, 2013.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 15, 2013	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

May 15, 2013	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer