Form 10-Q
period 2013-06-30
FIRST SECURITY GROUP INC/TN
filed 2013-08-15
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 63,270,867 shares outstanding and issued as of August 14, 2013

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012	June 30, 2012
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$11,757	$12,806	$8,768
Interest Bearing Deposits in Banks	101,495	159,665	182,944
Cash and Cash Equivalents	113,252	172,471	191,712
Securities Available-for-Sale	337,322	254,057	256,950
Loans Held for Sale	3,785	25,920	1,927
Loans	542,019	541,130	589,511
Less: Allowance for Loan and Lease Losses	12,300	13,800	19,600
Net Loans	529,719	527,330	569,911
Premises and Equipment, net	29,014	29,304	29,323
Bank Owned Life Insurance	27,961	27,576	27,148
Intangible Assets, net	455	600	770
Other Real Estate Owned	10,533	13,441	20,280
Other Assets	14,608	12,856	14,527
TOTAL ASSETS	$1,066,649	$1,063,555	$1,112,548

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012	June 30, 2012
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$138,543	$141,400	$164,130
Interest Bearing Demand	90,854	86,575	57,268
Savings and Money Market Accounts	206,539	184,597	179,111
Certificates of Deposit less than $100 thousand	215,098	228,144	234,721
Certificates of Deposit of $100 thousand or more	196,896	201,873	201,762
Brokered Deposits	109,881	165,477	193,245
Total Deposits	957,811	1,008,066	1,030,237
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	14,067	12,481	15,458
Security Deposits	18	58	103
Other Liabilities	8,099	13,840	12,759
Total Liabilities	979,995	1,034,445	1,058,557
SHAREHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; no shares issued as of June 30, 2013; 10,000,000 shares authorized; 33,000 issued as of December 31, 2012 and June 30, 2012; Liquidation value of $0 at June 30, 2013, $38,156 as of December 31, 2012 and $36,919 as of June 30, 2012	—	32,549	32,331
Common Stock – $.01 par value – 150,000,000 shares authorized; 62,428,367 shares issued as of June 30, 2013, 1,772,342 issued as of December 31, 2012, and 1,762,342 issued as of June 30, 2012	723	115	115
Paid-In Surplus	191,629	106,531	108,241
Common Stock Warrants	—	2,006	2,006
Unallocated ESOP Shares	—	—	(1,906)
Accumulated Deficit	(101,965)	(115,391)	(89,882)
Accumulated Other Comprehensive (Loss) Income	(3,733)	3,300	3,086
Total Shareholders’ Equity	86,654	29,110	53,991
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,066,649	$1,063,555	$1,112,548

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$6,406	$8,235	$13,076	$16,567
Investment Securities – taxable	1,009	953	1,821	1,884
Investment Securities – non-taxable	231	270	437	553
Other	139	123	260	266
Total Interest Income	7,785	9,581	15,594	19,270
INTEREST EXPENSE
Interest Bearing Demand Deposits	77	39	152	76
Savings Deposits and Money Market Accounts	218	298	440	584
Certificates of Deposit of less than $100 thousand	520	701	1,084	1,406
Certificates of Deposit of $100 thousand or more	527	666	1,083	1,317
Brokered Deposits	941	1,459	2,078	3,118
Other	16	113	31	229
Total Interest Expense	2,299	3,276	4,868	6,730
NET INTEREST INCOME	5,486	6,305	10,726	12,540
(Credit) Provision for Loan and Lease Losses	(826)	4,149	(148)	5,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	6,312	2,156	10,874	6,590
NONINTEREST INCOME
Service Charges on Deposit Accounts	763	718	1,500	1,435
Mortgage Banking Income	211	294	507	469
Gain on Sales of Securities Available-for-Sale	154	1	154	1
Other	1,393	1,299	2,580	2,390
Total Noninterest Income	2,521	2,312	4,741	4,295
NONINTEREST EXPENSES
Salaries and Employee Benefits	5,665	5,003	11,274	9,636
Expense on Premises and Fixed Assets, net of rental income	1,445	1,639	2,892	2,882
Other	5,799	5,722	12,785	11,981
Total Noninterest Expenses	12,909	12,364	26,951	24,499
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(4,076)	(7,896)	(11,336)	(13,614)
Income Tax (Benefit) Provision	(83)	(619)	36	(510)
NET LOSS	(3,993)	(7,277)	(11,372)	(13,104)
Less: Preferred Stock Dividends	517	412	929	825
Less: Accretion on Preferred Stock Discount	341	106	452	210
Effect of Exchange of Preferred Stock to Common Stock	(26,179)	—	(26,179)	—
NET INCOME AVAILABLE (LOSS ALLOCATED) TO COMMON SHAREHOLDERS	$21,328	$(7,795)	$13,426	$(14,139)
OTHER COMPREHENSIVE INCOME (LOSS)
Net loss	(3,993)	(7,277)	(11,372)	(13,104)
Unrealized net gain (loss) on securities	(6,691)	310	(7,105)	458
Unrealized net gain (loss) on cash flow swaps	76	(516)	72	(871)
COMPREHENSIVE LOSS	(10,608)	(7,483)	(18,405)	(13,517)
NET INCOME (LOSS) PER SHARE:
Net Income (Loss) Per Share – Basic	$0.39	$(4.82)	$0.47	$(8.75)
Net Income (Loss) Per Share – Diluted	$0.39	$(4.82)	$0.47	$(8.75)
Dividends Declared Per Common Share	$—	$—	$—	$—

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Total
Balance - December 31, 2012	$32,549	1,772	$115	$106,531	$2,006	$(115,391)	$3,300	$29,110
Net Loss	—	—	—	—	—	(11,372)	—	(11,372)
Other Comprehensive Loss	—	—	—	—	—	—	(7,033)	(7,033)
Accretion of Discount Associated with Preferred Stock	452	—	—	—	—	(452)	—	—
Preferred Stock Dividend	—	—	—	—	—	(929)	—	(929)
Conversion of Preferred Stock to Common Stock in TARP Exchange	(33,001)	9,942	99	14,814	(2,006)	26,179	—	6,085
Common Stock Issuance, net of Offering costs of $5.3 million		50,793	508	70,388			—	70,896
Common Stock Issuance associated with Exercise of Stock Options		5	—	14				14
Share-Based Compensation, net of forfeitures	—	(84)	1	(118)	—	—	—	(117)
Balance - June 30, 2013	$—	62,428	$723	$191,629	$—	$(101,965)	$(3,733)	$86,654

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,372)	$(13,104)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities -
(Credit) Provision for Loan and Lease Losses	(148)	5,950
Amortization, net	1,663	1,632
Share-Based Compensation	(117)	56
ESOP Compensation	—	45
Depreciation	867	676
Gain on Sales of Available-for-Sale Securities	(154)	(1)
Gain on Sales of Premises and Equipment, net	(6)	—
Loss on Sales of Other Real Estate Owned and Repossessions, net	293	327
Write-down of Other Real Estate Owned and Repossessions	1,623	3,187
Accretion of Fair Value Adjustment, net	(6)	(8)
Accretion of Terminated Cash Flow Swaps	—	(577)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(90)	306
Interest Receivable	(26)	(292)
Other Assets	(2,104)	1,839
Interest Payable	20	45
Other Liabilities	(645)	(834)
Net Cash Used In Operating Activities	(10,202)	(753)
CASH FLOWS USED IN INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments and Calls	35,871	31,849
Sales	34,181	250
Purchases	(161,785)	(96,966)
Proceeds from sales of FRB Stock	—	454
Loan Originations and Principal Collections, net	(4,504)	(18,238)
Proceeds from Sales of Premises and Equipment	139	—
Proceeds from Sales of Other Real Estate and Repossessions	3,791	6,567
Proceeds from Sale of Loans to Third Party	22,296	—
Additions to Premises and Equipment	(1,247)	(1,327)
Net Cash Used In Investing Activities	(71,258)	(77,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	(50,255)	10,815
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	1,586	938
Net Decrease of Other Borrowings	—	(58)
Net Proceeds from Issuance of Common Stock, net of offering costs	70,896	—
Proceeds from Exercise of Stock Options	14	—
Net Cash From Financing Activities	22,241	11,695
NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,219)	(66,469)
CASH AND CASH EQUIVALENTS – beginning of period	172,471	258,181
CASH AND CASH EQUIVALENTS – end of period	$113,252	$191,712

(See Accompanying Notes to Consolidated Financial Statements)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transfered to OREO and repossessions	$2,778	$7,029
Financed sales of OREO and repossessions	$509	$1,809
Accrued and deferred cash dividends on preferred stock	$929	$412
Effect of accrued and unpaid dividends on preferred stock redemption	$6,085	—
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$4,888	$6,685
Income taxes paid	$—	$70

(See Accompanying Notes to Consolidated Financial Statements)

FIRST SECURITY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of financial condition and the results of operations have been included. All such adjustments were of a normal recurring nature. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net loss or shareholders’ equity.
The consolidated financial statements include the accounts of First Security Group, Inc. ("First Security" or the "Company") and its subsidiary bank, which is wholly-owned. All significant intercompany balances and transactions have been eliminated.
Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – MANAGEMENT'S PLANS AND REGULATORY MATTERS
Management's Plans
After execution of the primary components of the capital plan, the Company is focused on operating under its strategic plan and executing the Rights Offering (defined below) for the remainder of 2013. The execution of the capital plan, as described below, combined with the ongoing performance of the strategic plan should restore profitability and achieve compliance with all aspects of the regulatory agreements over the next six to twelve months.
On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the U.S. Treasury ("Treasury") by issuing $14.9 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the exchange agreement ("Exchange Agreement"), as previously included in a Current Report on Form 8-K filed on February 26, 2013, the Company restructured the Company's Preferred Stock issued under the Capital Purchase Program ("CPP") of the Troubled Asset Relief Program ("TARP") by issuing new shares of common stock equal to 26.75% of the $33 million value of the Preferred Stock plus 100% of the accrued but unpaid dividends in exchange for the Preferred Stock, all accrued but unpaid dividends thereon, and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.
On April 12, 2013, the Company completed the issuance of an additional $76.2 million of new common stock in a private placement to accredited investors. The private placement was previously announced on a Current Report on Form 8-K filed on February 26, 2013, in which the Company announced the execution of definitive stock purchase agreements with institutional investors as part of an approximately $90 million recapitalization ("Recapitalization"). In total, the Company issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million.
As part of the Recapitalization, the Company anticipates initiating a rights offering (the "Rights Offering") during the third quarter of 2013 for shareholders of record as of April 10, 2013 (the "Legacy Shareholders"), the business day immediately preceding the Recapitalization. Under the Rights Offering each Legacy Shareholder would receive one non-transferable subscription right to purchase two shares of the Company's common stock at the subscription price of $1.50 per share for every one share of common stock owned by such Legacy Shareholder as of the record date of April 10, 2013. Additionally, each Legacy Shareholder that fully exercises such Legacy Shareholder's subscription rights would have the ability to submit an over-subscription request to purchase additional shares of common stock, subject to certain limitations and subject to allotment under the Rights Offering. The maximum aggregate number of shares of common stock offered under the Rights Offering would be 3,329,234 shares, which would result in maximum gross proceeds before fees and expenses, of approximately $5.0 million. The Company anticipates using the net proceeds to supplement the capital of FSGBank and for general corporate purposes.
During the second quarter of 2013, the Company began deploying its excess liquidity into higher earning assets. The Company deployed approximately $83.6 million of cash into the investment security portfolio during the second quarter of 2013. As of June 30, 2013, the Company reported in excess of $113 million in cash. The Company will continue to execute the strategic plan, including the balance sheet restructuring and deployment of cash, over the remainder of 2013.

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
Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the Bank’s primary regulator, the Office of the Comptroller of the Currency ("OCC"). Neither the Federal Reserve nor the OCC accepted the initially submitted capital plan. Strategic and capital plans covering three years were revised to reflect the actual terms and timing of the Recapitalization and submitted to the OCC and Federal Reserve.
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
FSGBank, N.A.
On April 28, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC (the "Order").
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
Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13.0% of risk-weighted assets and Tier 1 capital at least equal to 9.0% of adjusted total assets (also referred to as the leverage ratio). As of June 30, 2013, the twelfth financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 14.0% and the Tier 1 capital to adjusted total assets was 7.5%. The Bank has notified the OCC of its compliance of the total risk-based capital ratio and non-compliance with the Tier 1 leverage capital requirements of the Order.
Effective with the Order, the Bank has been restricted from paying interest on deposits that is more than 0.75% above the rate applicable to the applicable market of the Bank as determined by the Federal Deposit Insurance Corporation ("FDIC"). Additionally, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.
Based on the last regulatory examination, the Bank is currently deemed not in compliance with certain provisions of the Order, including the capital requirements. Management believes that the completed Recapitalization and full implementation of the business plan will provide compliance with most requirements of the Order. However, in determining full compliance, multiple factors may be considered, including a certain period of time after implementation. Accordingly, we can provide no assurances as to the timing, if at all, of relief from the Order.
On April 29, 2010, the Company filed a Current Report on Form 8-K describing the Order. A copy of the Order is filed as Exhibit 10.1 to such Form 8-K. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Order.

Regulatory Capital Ratios
Banks and bank holding companies, as regulated institutions, must maintain required levels of capital. The OCC and the Federal Reserve, the primary federal regulators for FSGBank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As described above, the Order requires FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13.0% and a leverage ratio of at least 9.0%. The Order provided 120 days from April 28, 2010, the effective date of the Order, to achieve these ratios. FSGBank is currently in compliance with the total capital to risk adjusted assets ratio but remains not in compliance with the leverage ratio capital requirement.
As of September 30, 2012, the Bank's Tier 1 leverage ratio fell below the minimum level for an "adequately capitalized" bank of 4%. As of December 31, 2012, the Bank was reclassified from "undercapitalized" to "significantly undercapitalized" upon the filing of the Call Report on January 30, 2013 and further reclassified to "critically undercapitalized" upon the filing of the Call Report for the period ended March 31, 2013 on April 30, 2013.
The Bank was upgraded to "adequately capitalized" during May 2013. On April 23, 2013, FSGBank filed a cash contribution to capital notice with the OCC certifying a $65 million capital contribution by First Security Group into FSGBank. With the capital contribution, FSGBank's proforma regulatory capital ratios as of March 31, 2013 changed as follows: Tier 1 leverage ratio from less than 2.0% to 8.1%, Tier 1 risk-based capital from 3.4% to 14.5% and total risk-based capital from 4.7% to 15.8%. All proforma regulatory capital exceed the percentages of a well capitalized institution as defined under applicable regulatory guidelines. FSGBank will continue to be classified as adequately capitalized due to the capital requirement in the Order.
The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

June 30, 2013	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	14.14%	12.78%
Total capital to risk adjusted assets	13.0%	8.0%	15.40%	14.04%
Leverage ratio	9.0%	4.0%	8.47%	7.54%

December 31, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	4.23%	4.54%
Total capital to risk adjusted assets	13.0%	8.0%	5.49%	5.80%
Leverage ratio	9.0%	4.0%	2.31%	2.48%

June 30, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	7.90%	8.10%
Total capital to risk adjusted assets	13.0%	8.0%	9.20%	9.30%
Leverage ratio	9.0%	4.0%	4.50%	4.50%
_____________
1 FSGBank was required to achieve and maintain these capital ratios within 120 days from April 28, 2010.

NOTE 3 –OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive income balances for the applicable periods.

Changes in Other Comprehensive Income from March 31, 2013 to June 30, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Beginning balance, March 31, 2013	$(58)	$2,940	$2,882
Other comprehensive loss before reclassification	76	(6,845)	(6,769)
Amounts reclassified from accumulated other comprehensive loss into earnings	—	154	154
Net current period other comprehensive income (loss)	76	(6,691)	(6,615)
Ending balance, June 30, 2013	$18	$(3,751)	$(3,733)

Changes in Other Comprehensive Income from March 31, 2012 to June 30, 2012

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Beginning balance, March 31, 2012	$(153)	$3,445	$3,292
Other comprehensive income before reclassification	(80)	310	230
Amounts reclassified from accumulated other comprehensive income	(436)	—	(436)
Net current period other comprehensive (loss) income	(516)	310	(206)
Ending balance, June 30, 2012	$(669)	$3,755	$3,086

Changes in Other Comprehensive Income from December 31, 2012 to June 30, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Beginning balance, December 31, 2012	$(54)	$3,354	$3,300
Other comprehensive loss before reclassification	72	(7,259)	(7,187)
Amounts reclassified from accumulated other comprehensive loss into earnings	—	154	154
Net current period other comprehensive income (loss)	72	(7,105)	(7,033)
Ending balance, June 30, 2013	$18	$(3,751)	$(3,733)

Changes in Other Comprehensive Income from December 31, 2011 to June 30, 2012

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Beginning balance, December 31, 2011	$202	$3,297	$3,499
Other comprehensive income before reclassification	3	458	461
Amounts reclassified from accumulated other comprehensive income	(874)	—	(874)
Net current period other comprehensive (loss) income	(871)	458	(413)
Ending balance, June 30, 2012	$(669)	$3,755	$3,086

For the three and six months ended June 30, 2013, no amounts were reclassified into interest income due to gains on derivatives. For the three and six months ended June 30, 2012 $436 thousand and $874 thousand, respectively, were reclassified into interest income due to gains on derivatives. For the three and six months ended June 30, 2013, there were $154 thousand of gains reclassified from unrealized gains on securities to earnings as a result of sales during the period. There were no reclassifications from gains or losses on securities for the three and six months ended June 30, 2012.

NOTE 4 –SHARE-BASED COMPENSATION
As of June 30, 2013, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the 2012 LTIP), the 2002 Long-Term Incentive Plan (the 2002 LTIP) and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
During the Company's participation in TARP CPP, the terms of awards were also subject to compliance with applicable TARP compensation regulations.
The 2012 LTIP was approved by the shareholders of the Company at the 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock (Awards). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of June 30, 2013 and prior to the amendment approved on July 24, 2013, the number of shares available under the 2012 LTIP for future grants was 140,525.
The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 10-for-1 reverse stock split in 2011, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a 10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of June 30, 2013, there are no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2011, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of June 30, 2013, there are no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Stock option compensation expense	$8	$2	$36	$3
Stock option compensation expense, net of tax [1]	$5	$1	$24	$2
__________________
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the three months ended June 30, 2013, 5,000 shares were exercised for gross proceeds of $14 thousand. No options were exercised in 2012.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the following assumptions: expected dividend yield, expected volatility, risk-free interest rate, expected life of the option and the grant date fair value. Expected volatilities were based on historical volatilities of the Company's common stock. During 2013, the Company utilized a regional bank index to determine expected volatilities. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
Options granted during the six months ended June 30, 2013 totaled 7 thousand. The fair value of options granted during the six months ended June 30, 2013 and June 30, 2012 was determined using the following weighted-average assumptions as of the grant date.

	As of June 30, 2013	As of June 30, 2012
Risk-free interest rate	1.23%	1.29%
Expected term, in years	6.5	6.5
Expected stock price volatility	45.17%	67.89%
Dividend yield	—%	—%

The following table represents stock option activity for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	135,176	$25.54
Granted	7,000	$2.64
Exercised	(5,000)	$2.80
Forfeited	(6,536)	$75.90
Outstanding, June 30, 2013	130,640	$22.67	7.61	$—
Exercisable, June 30, 2013	55,336	$49.34	5.69	—	[1]
__________________
1 As of June 30, 2013, the exercise price of all exercisable options exceeded the closing price of the Company's common stock of $2.17, resulting in no intrinsic value.
As of June 30, 2013, shares available for future option grants to employees and directors under existing plans were zero, zero and 140,525 for the 1999 LTIP, 2002 LTIP and 2012 LTIP, respectively.
As of June 30, 2013, there was $121 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.98 years.
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
On April 11, 2013, approximately 107,175 restricted stock shares or 75% of all unvested restricted stock awards to employees were forfeited in connection with the application of TARP CPP regulations to the Recapitalization. As none of these shares had vested, the reversal of previously recognized expense was recorded in the three months ended June 30, 2013.
As of June 30, 2013, unearned share-based compensation associated with these awards totaled $112 thousand. The Company recognized compensation (benefit) expense, net of forfeitures, of $(214) thousand and $(153) thousand for the three and six months ended June 30, 2013, respectively and $31 thousand and $53 thousand for the three and six months ended June 30, 2012, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 1.84 years.
The following table represents restricted stock activity for the period ended June 30, 2013:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	129,781		$2.85
Granted	29,900		$2.37
Vested	(40)
Forfeited	(113,875)
Nonvested, June 30, 2013	45,766	[1]	$2.74
__________________
1 Includes 23,250 shares issued as an inducement grant from available and unissued shares and not from the Plans.

NOTE 5 – EARNINGS (LOSS) PER SHARE
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net loss	$(3,993)	$(7,277)	$(11,372)	$(13,104)
Less: Preferred stock dividends	517	412	929	825
Less: Accretion of preferred stock discount	341	106	452	210
Less: Dividends and undistributed earnings allocated on participating securities	23	—	50	—
Effect of exchange of preferred stock to common stock	(26,179)	—	(26,179)	—
Net income (loss) allocated to common shareholders	$21,305	$(7,795)	$13,376	$(14,139)
Denominator:
Weighted average common shares outstanding including participating securities	55,233	1,738	28,649	1,720
Less: Participating securities	59	120	107	105
Weighted average basic common shares outstanding	55,174	1,618	28,542	1,615
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	2	—	23	—
Weighted average diluted common shares outstanding	55,176	1,618	28,565	1,615
Net earnings (loss) per share:
Basic	$0.39	$(4.82)	$0.47	$(8.75)
Diluted	$0.39	$(4.82)	$0.47	$(8.75)
For the three and six months ended June 30, 2013, there were 2 thousand and 23 thousand equivalent shares, respectively, included in the computation of diluted earnings per share. Due to the net loss allocated to common shareholders for both prior periods shown, all stock options, stock warrants and restricted stock grants are considered anti-dilutive and are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012. As of June 30, 2013 and June 30, 2012 a total of 168 thousand and 327 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive, respectively.

NOTE 6 – SECURITIES AVAILABLE-FOR-SALE
Investment Securities by Type
The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013
Debt securities—
Federal agencies	$74,758	$150	$1,923	$72,985
Mortgage-backed—residential	185,775	2,199	2,204	185,770
Municipals	60,212	720	1,430	59,502
Other	19,355	—	290	19,065
Total	$340,100	$3,069	$5,847	$337,322

December 31, 2012
Debt securities—
Federal agencies	$57,393	$256	$104	$57,545
Mortgage-backed—residential	157,191	3,424	138	160,477
Municipals	35,088	1,028	122	35,994
Other	61	—	20	41
Total	$249,733	$4,708	$384	$254,057

June 30, 2012
Debt securities—
Federal agencies	$25,788	$183	$6	$25,965
Mortgage-backed—residential	198,118	3,558	215	201,461
Municipals	28,206	1,276	23	29,459
Other	113	—	48	65
Total	$252,225	$5,017	$292	$256,950

During the three months ended June 30, 2013, the Company sold 54 mortgage backed securities resulting in proceeds of approximately $33.2 million, gross gains of $344 thousand and gross losses of $190 thousand. During the six months ended June 30, 2013, the Company sold one federal agency security resulting in proceeds of $1.0 million and gross gains of less than $1 thousand and sold 54 mortgage backed securities resulting in proceeds of approximately $33.2 million, gross gains of $344 thousand and gross losses of $190 thousand. The Company sold one federal agency security resulting in proceeds of $250 thousand and a gross gain of $1 thousand for the three and six months ended June 30, 2012.
At June 30, 2013, December 31, 2012 and June 30, 2012, securities with a carrying value of $34.3 million, $28.1 million and $32.5 million, respectively, were pledged to secure public deposits. At June 30, 2013, December 31, 2012 and June 30, 2012, the carrying amount of securities pledged to secure repurchase agreements was $18.9 million, $18.5 million and $23.1 million, respectively. At June 30, 2013, December 31, 2012 and June 30, 2012, securities of $7.2 million, $6.5 million and $6.3 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At June 30, 2013, December 31, 2012 and June 30, 2012 the carrying amount of securities pledged to secure lines of credit with the Federal Home Loan Bank (the "FHLB") totaled $47.8 million, $5.5 million and $10.1 million, respectively. At June 30, 2013, pledged and unpledged securities totaled $108.2 million and $229.1 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2013.

	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$1,161	$1,175
Over 1 year through 5 years	14,082	14,428
5 years to 10 years	87,868	86,079
Over 10 years	51,214	49,870
	154,325	151,552
Mortgage-backed residential securities	185,775	185,770
Total	$340,100	$337,322
Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013, December 31, 2012 and June 30, 2012.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2013
Federal agencies	$65,588	$1,923	$—	$—	$65,588	$1,923
Mortgage-backed—residential	106,969	2,204	—	—	106,969	2,204
Municipals	39,092	1,430	—	—	39,092	1,430
Other	9,712	273	44	17	9,756	290
Totals	$221,361	$5,830	$44	$17	$221,405	$5,847
December 31, 2012
Federal agencies	$20,199	$104	$—	$—	$20,199	$104
Mortgage-backed—residential	15,509	138	—	—	15,509	138
Municipals	8,012	122	—	—	8,012	122
Other	—	—	41	20	41	20
Totals	$43,720	$364	$41	$20	$43,761	$384
June 30, 2012
Federal agencies	$4,794	$6	$—	$—	$4,794	$6
Mortgage-backed—residential	41,246	215	—	—	41,246	215
Municipals	1,604	23	—	—	1,604	23
Other	—	—	65	48	65	48
Totals	$47,644	$244	$65	$48	$47,709	$292

As of June 30, 2013, the Company performed an impairment assessment of the securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of June 30, 2013, gross unrealized losses in the Company’s portfolio totaled $5.8 million, compared to $384 thousand as of December 31, 2012 and $292 thousand as of June 30, 2012. As of June 30, 2013, the unrealized losses in mortgage-backed securities (consisting of thirty-seven securities), municipals (consisting of eighty-eight securities) and federal agencies (consisting of thirty-six securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between December 31, 2012 and June 30, 2013, the rate on the 10-year U.S. Treasury increased from approximately 1.78% to 2.52%. As this represented a substantive increase in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other securities relates to four corporate notes and one pooled trust preferred security. The unrealized loss in the corporate notes is primarily due to changes in interest rates subsequent to purchase. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses at June 30, 2013 are considered temporary.

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
Other loans held-for-sale consisted of residential 1-4 family loans and totaled $3.8 million, $3.6 million and $1.9 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. In the tables below, the residential 1-4 family real estate loans have been split out between loan originated to be held-for-sale and those loans that were transferred into the loans held-for-sale category. Amounts listed in all other loan categories are from loans transferred to loans held-for-sale.

Loans held for sale by type are summarized as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Loans secured by real estate—		(in thousands)
Residential 1-4 family originated to be held-for-sale	$3,785	$3,624	$1,927
Residential 1-4 family transferred to held-for-sale	—	7,964	—
Commercial	—	6,906	—
Construction	—	2,537	—
Multi-family and farmland	—	3,962	—
Total Real Estate	3,785	24,993	1,927
Commercial loans	—	895	—
Consumer installment loans	—	32	—
Total loans held for sale	$3,785	$25,920	$1,927

Loans held-for-sale at June 30, 2013 and 2012 of $3.8 million and $1.9 million, respectively, were all rated as pass. The following table presents the Company’s internal risk rating by loan classification for loans held for sale as of December 31, 2012:

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

Nonaccrual loans held for sale were $13.4 million at December 31, 2012. There were no non-accrual loans held for sale at June 30, 2013 or 2012. The following table provides nonaccrual loans by type:

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

The following table provides the past due status for all loans held for sale as of December 31, 2012. Nonaccrual loans are included in the applicable classification. There were no past due loans held for sale at June 30, 2013 or 2012.

As of December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Residential 1-4 family originated to be held-for-sale	$—	$—	$—	$3,624	$3,624	$—
Residential 1-4 family transferred to held-for-sale	436	697	1,133	6,831	7,964	697
Real estate: Commercial	63	—	63	6,843	6,906	—
Real estate: Construction	16	—	16	2,521	2,537	—
Real estate: Multi-family and farmland	1,428	—	1,428	2,534	3,962	—
Subtotal of real estate secured loans	1,943	697	2,640	22,353	24,993	697
Commercial	292	21	313	582	895	21
Consumer	—	—	—	32	32	—
Leases	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$2,235	$718	$2,953	$22,967	$25,920	$718

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	June 30, 2013	December 31, 2012	June 30, 2012
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$177,309	$188,191	$202,673
Commercial	231,773	221,655	229,663
Construction	40,565	33,407	46,453
Multi-family and farmland	19,132	17,051	26,932
	468,779	460,304	505,721
Commercial loans	57,450	61,398	62,515
Consumer installment loans	10,591	13,387	15,683
Leases, net of unearned income	46	568	926
Other	5,153	5,473	4,666
Total loans	542,019	541,130	589,511
Allowance for loan and lease losses	(12,300)	(13,800)	(19,600)
Net loans	$529,719	$527,330	$569,911
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

The following table presents an analysis of the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2013 and June 30, 2012. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $12 thousand for the three and six months ended June 30, 2013 and June 30, 2012, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $263 thousand, $258 thousand and $261 thousand at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.
Allowance for Loan and Lease Losses
For the Three Months Ended June 30, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, March 31, 2013	$5,979	$3,412	$962	$1,106	$1,818	$189	$11	$23	$13,500
Charge-offs	(417)	(287)	(1)	—	(2)	(149)	—	—	(856)
Recoveries	124	28	90	4	82	121	32	1	482
Provision	(519)	363	179	18	(827)	(2)	(34)	(4)	(826)
Ending balance, June 30, 2013	$5,167	$3,516	$1,230	$1,128	$1,071	$159	$9	$20	$12,300

Allowance for Loan and Lease Losses
For the Six Months Ended June 30, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800
Charge-offs	(1,068)	(413)	(469)	—	(27)	(333)	—	—	(2,310)
Recoveries	235	65	130	10	204	225	87	2	958
Provision	(207)	128	902	377	(1,209)	(5)	(125)	(9)	(148)
Ending balance, June 30, 2013	$5,167	$3,516	$1,230	$1,128	$1,071	$159	$9	$20	$12,300

Allowance for Loan and Lease Losses
For the Three Months Ended June 30, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, March 31, 2012	$6,256	$5,299	$1,068	$1,504	$3,976	$354	$511	$22	$18,990
Charge-offs	(741)	(593)	(2,274)	—	(40)	(49)	(369)	(3)	(4,069)
Recoveries	73	85	38	2	119	39	173	1	530
Provision	476	346	2,836	86	578	15	(190)	2	4,149
Ending balance, June 30, 2012	$6,064	$5,137	$1,668	$1,592	$4,633	$359	$125	$22	$19,600

Allowance for Loan and Lease Losses
For the Six Months Ended June 30, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600
Charge-offs	(1,888)	(1,130)	(2,912)	(15)	(271)	(138)	(863)	(3)	(7,220)
Recoveries	92	108	524	6	231	94	209	6	1,270
Provision	1,492	(68)	2,571	873	1,024	(2)	61	(1)	5,950
Ending balance, June 30, 2012	$6,064	$5,137	$1,668	$1,592	$4,633	$359	$125	$22	$19,600

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of June 30, 2013.
As of June 30, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$855	$—	$360	$—	$26	$—	$—	$—	$1,241	$—
Collectively evaluated	176,454	5,167	231,413	3,516	40,539	1,230	19,132	1,128	467,538	11,041
Total evaluated	$177,309	$5,167	$231,773	$3,516	$40,565	$1,230	$19,132	$1,128	$468,779	$11,041

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,817	$—	$—	$—	$—	$—	$—	$—	$3,058	$—
Collectively evaluated	55,633	1,071	10,591	159	46	9	5,153	20	538,961	12,300
Total evaluated	$57,450	$1,071	$10,591	$159	$46	$9	$5,153	$20	$542,019	$12,300

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2012.
As of December 31, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$457	$—	$727	$—	$1,783	$—	$—	$—	$2,967	$—
Collectively evaluated	187,734	6,207	220,928	3,736	31,624	667	17,051	741	457,337	11,351
Total evaluated	$188,191	$6,207	$221,655	$3,736	$33,407	$667	$17,051	$741	$460,304	$11,351

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,077	$50	$—	$—	$392	$—	$—	$—	$5,436	$50
Collectively evaluated	59,321	2,053	13,387	272	176	47	5,473	27	535,694	13,750
Total evaluated	$61,398	$2,103	$13,387	$272	$568	$47	$5,473	$27	$541,130	$13,800

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of June 30, 2012.
As of June 30, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$5,168	$206	$12,100	$19	$9,734	$614	$1,058	$17	$28,060	$856
Collectively evaluated	197,505	5,858	217,563	5,118	36,719	1,054	25,874	1,575	477,661	13,605
Total evaluated	$202,673	$6,064	$229,663	$5,137	$46,453	$1,668	$26,932	$1,592	$505,721	$14,461

	Commercial		Consumer		Leases		Other and Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$3,153	$1,564	$—	$—	$456	$—	$—	$—	$31,669	$2,420
Collectively evaluated	59,362	3,069	15,683	359	470	125	4,666	22	557,842	17,180
Total evaluated	$62,515	$4,633	$15,683	$359	$926	$125	$4,666	$22	$589,511	$19,600

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
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2013:
As of June 30, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$156,948	$7,993	$11,513	$855	$177,309
Real estate: Commercial	220,049	5,422	5,942	360	231,773
Real estate: Construction	35,917	3,961	661	26	40,565
Real estate: Multi-family and farmland	17,567	587	978	—	19,132
Commercial	51,909	467	3,257	1,817	57,450
Consumer	10,149	96	346	—	10,591
Leases	—	22	24	—	46
Other	5,060	—	93	—	5,153
Total Loans	$497,599	$18,548	$22,814	$3,058	$542,019

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2012:

As of December 31, 2012
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2012:

As of June 30, 2012
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$170,421	$8,112	$18,972	$5,168	$202,673
Real estate: Commercial	196,152	2,762	18,649	12,100	229,663
Real estate: Construction	33,535	415	2,769	9,734	46,453
Real estate: Multi-family and farmland	17,164	809	7,901	1,058	26,932
Commercial	44,182	1,909	13,271	3,153	62,515
Consumer	15,085	54	544	—	15,683
Leases	—	267	203	456	926
Other	4,563	—	103	—	4,666
Total Loans	$481,102	$14,328	$62,412	$31,669	$589,511
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $3.1 million, $5.4 million and $31.7 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the three and six months ended June 30, 2013 and 2012.

The following table presents additional information on the Company’s impaired loans as of June 30, 2013, December 31, 2012 and June 30, 2012:

	As of June 30, 2013				As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$855	$1,067	$—	$3,174	$457	$529	$—	$3,474
Real estate: Commercial	360	419	—	7,221	727	4,438	—	10,099
Real estate: Construction	26	472	—	6,047	1,783	2,512	—	9,875
Real estate: Multi-family and farmland	—	—	—	857	—	—	—	1,071
Commercial	1,817	2,884	—	2,163	2,027	3,062	—	2,214
Consumer	—	—	—	60	—	—	—	385
Leases	—	—	—	472	392	392	—	684
Total	$3,058	$4,842	$—	$19,994	$5,386	$10,933	$—	27,802
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$393	$—	$—	$—	425
Real estate: Commercial	—	—	—	423	—	—	—	445
Real estate: Construction	—	—	—	1,400	—	—	—	2,214
Real estate: Multi-family and farmland	—	—	—	85	—	—	—	71
Commercial	—	—	—	538	50	95	50	1,074
Consumer	—	—	—	—	—	—	—	96
Leases	—	—	—	22	—	—	—	108
Total	—	—	—	2,861	50	95	50	4,433
Total impaired loans	$3,058	$4,842	$—	$22,855	$5,436	$11,028	$50	32,235

	As of June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$4,634	$4,799	$—	$3,402
Real estate: Commercial	11,616	15,790	—	11,285
Real estate: Construction	7,190	10,401	—	11,147
Real estate: Multi-family and farmland	702	702	—	877
Commercial	1,403	1,403	—	1,831
Consumer	—	—	—	558
Leases	456	456	—	680
Other	—	—	—	—
Total	$26,001	$33,551	$—	$29,780
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$534	$534	$206	$378
Real estate: Commercial	484	484	19	347
Real estate: Construction	2,544	2,544	614	2,593
Real estate: Multi-family and farmland	356	356	17	119
Commercial	1,750	1,750	1,564	1,773
Consumer	—	—	—	—
Leases	—	—	—	180
Total	5,668	5,668	2,420	5,390
Total impaired loans	$31,669	$39,219	$2,420	$35,170

Nonaccrual loans were $8.6 million, $11.7 million and $42.1 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The following table provides nonaccrual loans by type:

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$3,744	$3,906	$10,871
Real estate: Commercial	1,221	1,814	13,890
Real estate: Construction	461	2,549	10,817
Real estate: Multi-family and farmland	93	94	1,541
Commercial	2,783	2,524	4,000
Consumer and other	302	375	442
Leases	24	436	549
Total Loans	$8,628	$11,698	$42,110

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of June 30, 2013
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,516	$2,116	$4,632	$172,677	$177,309	$230
Real estate: Commercial	1,089	1,105	2,194	229,579	231,773	—
Real estate: Construction	91	504	595	39,970	40,565	80
Real estate: Multi-family and farmland	5	89	94	19,038	19,132	—
Subtotal of real estate secured loans	3,701	3,814	7,515	461,264	468,779	310
Commercial	142	1,935	2,077	55,373	57,450	—
Consumer	15	254	269	10,322	10,591	—
Leases	—	46	46	—	46	22
Other	—	—	—	5,153	5,153	—
Total Loans	$3,858	$6,049	$9,907	$532,112	$542,019	$332

As of December 31, 2012
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,189	$3,066	$6,255	$181,936	$188,191	$312
Real estate: Commercial	885	1,973	2,858	218,797	221,655	159
Real estate: Construction	626	1,653	2,279	31,128	33,407	—
Real estate: Multi-family and farmland	255	89	344	16,707	17,051	—
Subtotal of real estate secured loans	4,955	6,781	11,736	448,568	460,304	471
Commercial	1,223	2,360	3,583	57,815	61,398	463
Consumer	107	270	377	13,010	13,387	—
Leases	28	435	463	105	568	4
Other	—	—	—	5,473	5,473	—
Total Loans	$6,313	$9,846	$16,159	$524,971	$541,130	$938

As of June 30, 2012
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,857	$5,611	$9,468	$193,205	$202,673	$364
Real estate: Commercial	5,240	10,068	15,308	214,355	229,663	1,154
Real estate: Construction	1,200	8,920	10,120	36,333	46,453	459
Real estate: Multi-family and farmland	459	816	1,275	25,657	26,932	—
Subtotal of real estate secured loans	10,756	25,415	36,171	469,550	505,721	1,977
Commercial	2,831	4,606	7,437	55,078	62,515	657
Consumer	118	251	369	15,314	15,683	1
Leases	95	91	186	740	926	—
Other	11	1	12	4,654	4,666	1
Total Loans	$13,811	$30,364	$44,175	$545,336	$589,511	$2,636

As of June 30, 2013, the Company had three loans, not on non-accrual, that were considered troubled debt restructurings. One commercial loan of $655 thousand was restructured to an extended term to assist the borrower by reducing the monthly payments. Two residential loans of $284 thousand were restructured with lower interest rates and payments. As of June 30, 2013, these loans are performing under the modified terms.
The Company had $1.1 million and $4.4 million in troubled debt restructurings outstanding as of June 30, 2013 and 2012, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and June 30, 2012. The Company has not committed to lend additional amounts as of June 30, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed one modification totaling $39 thousand that would qualify as a troubled debt restructuring during the three months ended June 30, 2013. The company completed no modifications that would qualify as a troubled debt restructuring for the three months ended June 30, 2012. The Company completed two modifications totaling $98 thousand that would qualify as a troubled debt restructuring during the six months ended June 30, 2013. The Company completed no modifications that would qualify as troubled debt restructurings during the six months ended June 30, 2012.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Commercial	—	—	—	1	912	395
Total	—	$—	$—	1	$912	$395

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Residential	1	$70	$70	1	$235	$—
Commercial	—	—	—	2	1,352	794
Total	1	$70	$70	3	$1,587	$794
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in zero charge offs during the three and six months ended June 30, 2013, and $433 thousand and $828 thousand in charge offs during the three and six months ended June 30, 2012, respectively.

NOTE 9 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Other noninterest income—	(in thousands)
Point-of-service fees	398	353	769	695
Bank-owned life insurance income	241	222	483	426
Trust fees	187	125	334	270
Gain on sale of other real estate owned	302	176	453	301
All other items	265	423	541	698
Total other noninterest income	$1,393	$1,299	$2,580	$2,390
Other noninterest expense—
Professional fees	$881	$1,125	$2,998	$1,851
FDIC insurance	1,000	677	2,000	1,327
Data processing	302	476	673	843
Write-downs on other real estate owned and repossessions	309	890	1,623	3,187
Losses on other real estate owned, repossessions and fixed assets	150	300	160	628
Non-performing asset expenses	953	483	1,275	1,013
Communications	103	115	211	246
ATM/Debit Card fees	145	136	332	238
Insurance	946	394	1,351	611
OCC Assessments	125	126	251	250
Intangible asset amortization	71	93	145	212
All other items	814	907	1,766	1,575
Total other noninterest expense	$5,799	$5,722	$12,785	$11,981

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2013, December 31, 2012 and June 30, 2012 was as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)
Commitments to extend credit - fixed rate	$20,417	$16,312	$20,720
Commitments to extend credit - variable rate	$89,496	$94,822	$74,069
Total commitments to extend credit	$109,913	$111,134	$94,789

Standby letters of credit	$2,821	$5,023	$4,867

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

NOTE 11 – SHAREHOLDERS’ EQUITY
Preferred Stock Restructuring
On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the Treasury by issuing 9.9 million shares, or $14.9 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the Exchange Agreement, as previously included in a Current Report on Form 8-K filed on February 26, 2013, the Company restructured the Company's Preferred Stock issued under the Capital Purchase Program by issuing new shares of common stock equal to 26.75% of the $33 million value of the Preferred Stock plus 100% of the accrued but unpaid dividends in exchange for the Preferred Stock, all accrued but unpaid dividends thereon, and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.

The Company recognized a $26.2 million credit to retained earnings for the three and six months ended June 30, 2013, for the difference between the carrying amount of preferred stock and the amount paid to redeem the shares. The net increase to shareholders' equity as a result of the CPP Restructuring was $6.1 million.
Recapitalization
On April 12, 2013, the Company completed the issuance of an additional 50.8 million shares of new common stock, or $76.2 million, in a private placement to accredited investors. The private placement was previously announced on a Current Report on Form 8-K filed on February 26, 2013, in which the Company announced the execution of definitive stock purchase agreements with institutional investors as part of an approximately $90 million recapitalization ("Recapitalization"). In total, the Company issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million.
Common Stock Rights Offering
As part of the Recapitalization, the Company anticipates initiating a rights offering during the third quarter of 2013 for shareholders of record as of April 10, 2013 (the "Legacy Shareholders"), the business day immediately preceding the Recapitalization. Under the Rights Offering provides each Legacy Shareholder would receive one non-transferable subscription right to purchase two shares of the Company's common stock at the subscription price of $1.50 per share for every one share of common stock owned by such Legacy Shareholder as of the record date of April 10, 2013. Additionally, each Legacy Shareholder that fully exercises such Legacy Shareholder's subscription rights would have the ability to submit an over-subscription request to purchase additional shares of common stock, subject to certain limitations and subject to allotment under the Rights Offering. The maximum aggregate number of shares of common stock offered under the Rights Offering would be 3,329,234 shares, which would result in maximum gross proceeds, before fees and expenses, of approximately $5.0 million. The Company anticipates using the net proceeds to supplement the capital of FSGBank and for general corporate purposes.
Common Stock Dividends
On September 7, 2010, the Company entered into the Agreement with the Federal Reserve. Pursuant to the Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. See Note 2 for additional information regarding the Agreement.
Preferred Stock
Prior to the CPP Restructuring, the Company's Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum. Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company recognized $517 thousand and $929 thousand in dividends for the Preferred Stock for the three and six months ended ended June 30, 2013, respectively, compared to $412 thousand and $825 thousand for the three and six months ended June 30, 2012, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized $452 thousand and $210 thousand, respectively, in discount accretion on the Preferred Stock.

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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company evaluates the valuation allowance quarterly. Positive evidence includes the existence of taxes paid in available carryback years. Negative evidence includes a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of June 30, 2013, the valuation allowance totals $57.0 million resulting in a net deferred tax asset of zero.
On October 24, 2012, the Board of Directors of the Company authorized the adoption by the Company of a Tax Benefits Preservation Plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock, payable to holders of record as of the close of business on November 12, 2012. The purpose of the Tax Benefits Preservation Plan is to assist preserving the value of the Company's deferred tax assets, such as its net operating losses, for U.S.

federal income tax purposes. On July 24, 2013, the shareholders of the Company approved an amendment to the Company's articles of incorporation to further assist in preserving the value of the Company's deferred tax assets.
For the three and six months ended June 30, 2013, the Company recognized an income tax benefit of $83 thousand and an income tax provision of $36 thousand, respectively. For the three and six months ended June 30, 2012, the Company recognized an income tax benefit of $619 thousand and $510 thousand, respectively. The following reconciles the income tax provision to Federal taxes at the statutory rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Federal taxes at statutory tax rate	$(1,358)	$(2,685)	$(3,866)	$(4,629)
Tax exempt earnings on loans and securities	(79)	(92)	(149)	(188)
Tax exempt earnings on bank owned life insurance	(82)	(68)	(165)	(135)
Low-income housing tax credits	(83)	(91)	(167)	(181)
Other, net	5	25	86	46
State tax provision, net of federal effect	(187)	(329)	(504)	(571)
Change in reserve for uncertain tax positions	—	(727)	—	(727)
Changes in the deferred tax asset valuation allowance	1,701	3,348	4,801	5,875
Income tax provision (benefit)	$(83)	$(619)	$36	$(510)

The increases in the deferred tax valuation allowance offset the income tax benefits and provision recognized for the three and six months ended June 30, 2013. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.
The Company evaluated its material tax positions as of June 30, 2013. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$72,985	$—	$72,985
Mortgage-backed—residential	—	185,770	—	185,770
Municipals	—	59,502	—	59,502
Other	—	19,021	44	19,065
Total securities available-for-sale	$—	$337,278	$44	$337,322
Loans held for sale	$—	$3,785	$—	$3,785
Forward loan sales contracts	—	$47	—	$47
Zero premium collar	—	17	—	$17
Financial liabilities
Cash flow swap	$—	17	$—	$17

	Fair Value Measurements at
	December 31, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$57,545	$—	$57,545
Mortgage-backed—residential	—	160,477	—	160,477
Municipals	—	35,994	—	35,994
Other	—	—	41	41
Total securities available-for-sale	$—	$254,016	$41	$254,057
Loans held for sale	$—	$3,624	$—	$3,624
Financial liabilities
Forward loan sales contracts	$—	$25	$—	$25

	Fair Value Measurements at
	June 30, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$25,965	$—	$25,965
Mortgage-backed—residential	—	201,461	—	201,461
Municipals	—	28,368	1,091	29,459
Other	—	—	65	65
Total securities available-for-sale	$—	$255,794	$1,156	$256,950
Loans held for sale	$—	$1,927	$—	$1,927
Financial liabilities
Forward loan sales contracts	$—	$19	$—	$19

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of June 30, 2013 and 2012.

June 30, 2013

	Balance as of December 31, 2012	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of June 30, 2013
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$41	3	—	—	$44

June 30, 2012

	Balance as of December 31, 2011	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of June 30, 2012
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	1,339	2	(250)	—	$1,091
Other	36	29	—	—	65

At June 30, 2013, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the six months ended June 30, 2013.

	Carrying Value as of June 30, 2013	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2013
	(in thousands)
Other real estate owned –
Construction/development loans	$4,152	$—	$—	$4,152	$(3,720)
Residential real estate loans	1,395	—	—	1,395	(549)
Multi-family and farmland	381	—	—	381	(263)
Commercial real estate loans	4,258	—	—	4,258	(1,772)
Commercial and industrial loans	347	—	—	347	(150)
Other real estate owned	10,533	—	—	10,533	(6,454)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	1,610	—	—	1,610	—
Real Estate: Commercial	350	—	—	350	—
Real Estate: Construction	26	—	—	26	—
Commercial	436	—	—	436	—
Collateral-dependent loans	2,422	—	—	2,422	—
Totals	$12,955	$—	$—	$12,955	$(6,454)

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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the six months ended June 30, 2012.

	Carrying Value as of June 30, 2012	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2012
	(in thousands)
Other real estate owned -
Construction/development loans	$5,760	$—	$—	$5,760	$(897)
Residential real estate loans	2,973	—	—	2,973	(281)
Multi-family and farmland loans	979	—	—	979	(124)
Commercial real estate loans	4,920	—	—	4,920	(555)
Other real estate owned	14,632	—	—	14,632	(1,857)

Collateral-dependent loans -
Real Estate: Residential 1-4 family	4,290	—	—	4,290	(206)
Real Estate: Commercial	9,851	—	—	9,851	(19)
Real Estate: Construction	9,734	—	—	9,734	(614)
Real Estate: Multi-family and farmland	580	—	—	580	(17)
Commercial	1,859	—	—	1,859	(458)
Collateral-dependent loans	26,314	—	—	26,314	(1,314)
Totals	$40,946	$—	$—	$40,946	$(3,171)
For the six month period ended June 30, 2013, the Company established, increased or decreased its valuation allowance on $10.5 million of other real estate owned. The Company recorded write-downs on other real estate owned of $309 thousand and $1.6 million during the three and six months ended June 30, 2013, respectively, and $890 thousand and $3.2 million during the three and six months ended June 30, 2012, respectively. For collateral-dependent loans, no provision for loan loss was recorded during the three and six months ended June 30, 2013, as compared to $4.0 million and $4.6 million for the same periods in the prior year. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2013 or 2012. There were no transfers between Level 1 and Level 2 during 2013 or 2012.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. As of June 30, 2013, the adjustments between the appraised property and the comparison property range from (75.8)% to 102.9% with a weighted average adjustment of (1.09)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provides capitalization rates up to 11.0% with a weighted average of 6.88%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17% as of June 30, 2013.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at June 30, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$350	Sales comparison approach	Adjustment for differences between the comparable sales	(70.0)%	210.1%	(13.1)%
		Income Approach	Adjustment for differences in net operating income expectations	—%	—%	—%
			Capitalization rate	—%	12.5%	9.2%
Impaired Loans - Residential	1,610	Sales Approach	Adjustment for differences between the comparable sales	(68.0)%	183.9%	2.8%
		Income Approach	Adjustment for differences in net operating income expectations	—%	—%	—%
			Capitalization rate	—%	10.8%	0.7%
Impaired Loans - Commercial	436	Sales comparison approach	Adjustment for differences between the comparable sales	(32.0)%	30.0%	(1.0)%
		Income Approach	Adjustment for differences in net operating income expectations	—%	—%	—%
			Capitalization rate	—%	—%	—%
OREO-Residential	1,395	Sales comparison approach	Adjustment for differences between the comparable sales	(51.7)%	31.3%	(1.5)%
OREO-Commercial	4,258	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	100.0%	(1.1)%
			Capitalization rate	—%	10.5%	7.7%
OREO-Construction	4,152	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	83.4%	(0.2)%
OREO- Multifamily and Farmland	381	Sales comparison approach	Adjustment for differences between the comparable sales	(34)%	—%	10.1%
		Income Approach	Adjustment for differences in net operating income expectations	—%	8.0%	8.0%
			Capitalization rate	10.0%	11.0%	10.8%
OREO- Commercial and industrial	347	Sales comparison approach	Adjustment for differences between the comparable sales	(63.9)%	102.9%	(2.6)%
			Capitalization rate	—%	11.0%	5.8%
For impaired loans and OREO properties at December 31, 2012, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (85.0)% to 131.8% with a weighted average adjustment of 6.00%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided a range of capitalization rates between 8.5% to 22.0% with a weighted average of 7.77%. The Company's third-party appraisals provided a range of adjustments to net operating income expectations of (60.0)% to 100.0% with a weighted average of 26.92%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 7.82% as of December 31, 2012.
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

For impaired loans and OREO properties at June 30, 2012, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (61.4)% to 126.1% with a weighted average adjustment of 6.7%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided a range of capitalization rates between 8.5% to 12.0% with a weighted average of 10.1%. The Company's third-party appraisals provided a range of adjustments to net operating income expectations of (10.0)% to 100.0% with a weighted average of 12.5%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of June 30, 2012.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$9,851	Sales comparison approach	Adjustment for differences between the comparable sales	(34.4)%	60.0%	1.6%
		Income Approach	Adjustment for differences in net operating income expectations	(10.0)%	15.0%	2.9%
			Capitalization rate	9.0%	14.8%	11.0%
Impaired Loans - Residential	4,290	Sales Approach	Adjustment for differences between the comparable sales	(17.6)%	42.4%	3.2%
		Income Approach	Adjustment for differences in net operating income expectations	6.0%	6.0%	6.0%
			Capitalization rate	10.0%	10.0%	10.0%
Impaired Loans - Construction	9,734	Sales comparison approach	Adjustment for differences between the comparable sales	(33.1)%	36.6%	4.6%
		Income Approach	Adjustment for differences in net operating income expectations	(44.0)%	22.0%	(9.0)%
		Development Loans	Absorption Rate	3.0%	33.3%	20.8%
		Development Loans	Discount Rate	18.0%	24.0%	22.3%
			Capitalization rate	12.0%	12.0%	12.0%
OREO-Residential	2,973	Sales comparison approach	Adjustment for differences between the comparable sales	(27.3)%	58.4%	9.7%
OREO-Commercial	4,920	Sales comparison approach	Adjustment for differences between the comparable sales	(77.5)%	129.1%	(4.4)%
		Income Approach	Adjustment for differences in net operating income expectations	(60.0)%	100.0%	19.0%
			Capitalization rate	8.5%	18.0%	10.4%
OREO-Construction	5,760	Sales comparison approach	Adjustment for differences between the comparable sales	(70.2)%	131.8%	18.4%
		Income Approach	Adjustment for differences in net operating income expectations	5.0%	10.0%	5.7%
			Capitalization rate	N/A	12.0%	12.0%
		Development Loans	Discount Rate	12.0%	25.0%	20.9%

The following table presents the estimated fair values of the Company’s financial instruments at June 30, 2013, December 31, 2012 and June 30, 2012.

		Fair Value Measurements at
		June 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$11,757	$11,757	$—	$—	$11,757
Interest bearing deposits in banks	101,495	101,495	—	—	101,495
Securities available-for-sale	337,322	—	337,278	44	337,322
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	3,785	—	3,785	—	3,785
Loans, net	529,719	—	—	533,733	533,733
Accrued interest receivable	2,999	—	1,187	1,812	2,999
Financial liabilities
Deposits	957,811	435,936	526,179	—	962,115
Federal funds purchased and securities sold under agreements to repurchase	14,067	14,067	—	—	14,067
Accrued interest payable	1,585	12	1,573	—	1,585

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$12,806	$12,806	$—	$—	$12,806
Interest bearing deposits in banks	159,665	159,665	—	—	159,665
Securities available-for-sale	254,057	—	254,016	41	254,057
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	25,920	—	3,624	22,296	25,920
Loans, net	527,330	—	—	545,076	545,076
Accrued interest receivable	2,973	—	2,026	947	2,973
Financial liabilities
Deposits	1,008,066	412,572	600,226	—	1,012,798
Federal funds purchased and securities sold under agreements to repurchase	12,481	12,481	—	—	12,481
Accrued interest payable	1,565	12	1,553	—	1,565

		Fair Value Measurements at
		June 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$8,768	$8,768	$—	$—	$8,768
Interest bearing deposits in banks	182,944	182,944	—	—	182,944
Securities available-for-sale	256,950	—	255,794	1,156	256,950
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,856	N/A	N/A	N/A	N/A
Loans held for sale	1,927	—	1,927	—	1,927
Loans, net	569,911	—	—	573,160	573,160
Accrued interest receivable	3,090	—	978	2,112	3,090
Financial liabilities
Deposits	1,030,237	400,509	633,121	—	1,033,630
Federal funds purchased and securities sold under agreements to repurchase	15,458	15,458	—	—	15,458
Accrued interest payable	1,951	66	1,885	—	1,951

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
As of June 30, 2013, December 31, 2012 and June 30, 2012, there were $3.8 million, $3.6 million and $1.9 million in loans originated to be held for sale recorded at fair value, respectively. For the three and six months ended June 30, 2013, approximately $211 thousand and $507 thousand, respectively, in mortgage banking income was recognized. For the three and six months ended June 30, 2012, approximately $294 thousand and $469 thousand, respectively, in mortgage banking income was recognized.
For the six months ended June 30, 2013, the Company recognized a loss of $140 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the six months ended June 30, 2012, the Company recognized a gain of $118 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in mortgage banking income, and provided income of $49 thousand and $65 thousand for the three and six months ended June 30, 2013, respectively. The changes in the fair value of the hedges reduced income by $82 thousand and $121 thousand for the three and six months ended June 30, 2012, respectively.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected as of June 30, 2013.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$3,785	$3,832	$(47)

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of June 30, 2013, the Company has not entered into a transaction in a dealer capacity.
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
The Company’s derivatives are based on underlying risks, primarily interest rates. The Company utilizes zero premium collars and interest rate swaps to reduce the risks associated with interest rates. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period. The Company also utilizes forward contracts on the held-for-sale loan portfolio. The forward contracts hedge against changes in fair value of the held-for-sale loans.
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
During the three months ended June 30, 2013, the Company entered into into various derivative contracts with gross notional value of $2.0 million. The derivatives were utilized in lending transactions to minimize interest rate risks by converting fixed rate cash flows into variable rate cash flows.

On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had market values of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining lives of the originally hedged items. The Company did not recognized any income during the three and six months ended June 30, 2013, and $436 thousand and $874 thousand, respectively, for the three and six months ended June 30, 2012. As of December 31, 2012 the swaps were fully accreted into interest income.

The following table presents the cash flow and fair value hedges as of June 30, 2013.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward loan sales contracts	$3,785	$—	$(47)	$18	Various
Fair Value hedges:
Zero premium collar	997	17	—	—	June 10, 2023
Cash flow swap	997	—	(17)	—	June 10, 2023
	$5,779	$17	$(64)	$18

The following table presents additional information on the active derivative positions as of June 30, 2013.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$3,785	Other assets	$47	Other liabilities	N/A	Noninterest income – other	$72
Zero premium collar	997	Other assets	17	Other liabilities	N/A	Noninterest income – other	17
Cash flow swap	997	Other assets	N/A	Other liabilities	17	Noninterest expense – other	17
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,785	N/A	N/A	Noninterest income – other	N/A

For the three and six months ended June 30, 2013, no significant amounts were recognized for hedge ineffectiveness.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS
No significant new accounting guidance became effective for the Company for the six months ended June 30, 2013. As of June 30, 2013 there was no issued guidance that is expected to have a significant impact on the Company's consolidated financial statements when adopted.

NOTE 17 – SUBSEQUENT EVENTS
On July 24, 2013, the Company held its Annual Meeting of Shareholders. As previously included in a Current Report on Form 8-K filed on July 26, 2013, the following were among the items approved by the Shareholders of the Company:

•	Approved an amendment to the 2012 Long-Term Incentive Plan to increase the number of shares reserved for issuance from 175 thousand to 6.25 million;

•	Approved the Tax Benefits Preservation Plan designed to preserve certain tax benefits associated with the Company's net operating losses;

•	Approved an amendment to the Articles of Incorporation designed to preserve certain tax benefits associated with the Company's net operating losses; and

•
Approved an amendment to the Articles of Incorporation that permits the Board of Directors to effect a 1-for-10 reverse stock split of our common stock. The stock split was not effective as of the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Form 10-Q, “First Security,” “we,” “us,” “the Company” and “our” refer to First Security Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements made under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” ("MD&A") and elsewhere throughout this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the Company's plans for raising capital, the Company's future growth and market position, and the execution of its business plans. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors. There can be no assurance that the results, performance or achievements of the Company will not differ materially from those expressed or implied by forward-looking statements. Factors that could cause actual events or results to differ significantly from those described in the forward-looking statements include, but are not limited to, the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and, the failure of assumptions underlying the establishment of reserves for possible loan losses. For details on these and other factors that could affect expectations, see the cautionary language included under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, subsequent Quarterly Reports on Form 10-Q and other filings with the SEC.
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

SECOND QUARTER 2013 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and six months ended June 30, 2013 and 2012. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto, which are included in this Form 10-Q.
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of June 30, 2013. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. ("FSGBank"), currently has 30 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 327 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.

Strategic Initiatives for 2013
Over the last two years, our focus has largely been two-fold: addressing the capital needs of the Bank and implementing our business strategy. During the second quarter of 2013, we completed the Recapitalization (defined below) that we believe helped to satisfy our near and longer-term capital needs. In connection with the Recapitalization, we further enhanced our board of directors with the addition of two additional directors. Immediately following the capital infusion, we accelerated our balance sheet restructuring strategy within our business plan. Additionally, we began a process to identify and reduce certain aspects of non-interest expense. We believe that the full implementation of our business plan will position us appropriately for both short-term and long-term success.
Strategic Initiative—Strengthening Capital—On April 12, 2013, we announced the completion of our Recapitalization. The Recapitalization included a conversion of the TARP CPP Preferred Stock to common stock as well as an additional issuance of common stock to institutional and other accredited investors. On April 11, 2013, we issued approximately 9.9 million shares of our common stock to the U.S. Treasury ("Treasury") for full satisfaction of the Treasury TARP CPP investment, including all associated dividends and warrants. The Treasury immediately sold the common stock to institutional and other accredited investors previously identified by First Security for $1.50 per share. On April 12, 2013, we issued an additional approximately 50.8 million shares of common stock at $1.50 per share to institutional and other accredited investors. In aggregate, investors purchased 60,735,000 shares for $91.1 million, or $1.50 per share. On April 12, 2013, we downstreamed $65.0 million to FSGBank to improve FSGBank's regulatory capital ratios and to support future balance sheet growth (collectively, the "Recapitalization"). See Note 2 to our Consolidated Financial Statements for additional discussion.
As previously disclosed, as part of the Recapitalization, we anticipate initiating a Rights Offering during the third quarter of 2013 for shareholders of record as of April 10, 2013 (the "Legacy Shareholders"), the business day immediately preceding the Recapitalization. Under the Rights Offering each Legacy Shareholder would receive one non-transferable subscription right to purchase two shares of our common stock at the subscription price of $1.50 per share for every one share of common stock owned by such Legacy Shareholder as of the record date of April 10, 2013. Additionally, each Legacy Shareholder that fully exercises such Legacy Shareholder's subscription rights would have the ability to submit an over-subscription request to purchases additional shares of common stock, subject to certain limitations and subject to allotment under the Rights Offering. The maximum aggregate number of shares of common stock offered under the Rights Offering would be 3,329,234 shares, which would result in maximum gross proceeds, before fees and expenses, of approximately $5.0 million. We anticipate using the net proceeds to supplement the capital of FSGBank and for general corporate purposes. A registration statement relating to the Rights Offering has been filed with the SEC but has not yet become effective.  These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.  Before investing, shareholders should read the prospectus in that registration statement and other documents First Security has filed with the SEC for more complete information about First Security and this offering.  Shareholders may get these documents for free by visiting EDGAR on the SEC Web site at www.sec.gov.
Strategic Initiative—Strengthening Board of Directors—During the first quarter of 2012, three additional directors were appointed to our board. Mr. William F. Grant, III and Mr. Robert R. Lane were appointed pursuant to the terms of the Series A Preferred Stock, as elected by the Treasury. The third director, Larry D. Mauldin, was appointed as the new independent Chairman of the Board.
As a result of the Recapitalization and pursuant to the TARP CPP regulations, the board seats previously occupied by Mr. Grant and Mr. Lane were eliminated. Both Mr. Grant and Mr. Lane were simultaneously re-appointed to the board as common stock directors. The Recapitalization also provided MFP Partners, L.P. ("MFP") and Ulysses Partners, L.P. ("Ulysses") the right to each designate an individual to serve as a director, subject to regulatory non-objection. On May 15, 2013, we elected Mr. Adam Hurwich to the boards of First Security Group and FSGBank as Ulysses' representative. Mr. Hurwich has served as portfolio manager for Ulysses since 2009. In addition to his investment management background, Mr. Hurwich also serves as a member of the Financial Accounting Standards Advisory Council, an advisory committee for the Financial Accounting Standards Board. On June 19, 2013, we elected Ms. Henchy Enden to the boards of the First Security Group and FSGBank as MFP's representative. Ms. Enden currently serves as Equity Analyst for MFP Investors LLC. Ms. Enden also served as director on West Coast Bancorp and West Coast Bank. Mr. Joseph D. Decosimo was approved at the annual meeting of shareholders to serve on the board of First Security Group. Mr. Decosimo's appointment is subject to the completion of the regulatory approval process. Upon receipt of all necessary regulatory non-objections, we anticipate that Mr. Decosimo will be appointed to serve on the boards of First Security and FSGBank.
On March 19, 2013, Mr. Ralph Kendall, a founding director, resigned from the boards. Mr. Kendall recently moved to Texas to be closer to his family. On May 13, 2013, Mr. Robert P. Keller resigned from the boards. Mr. Keller's resignation letter does not indicate any disagreements with First Security's operations, policies or practices.
We believe our current Board members possess the level of banking, small business and leadership backgrounds which will allow it to provide a strong level of oversight to our management team. The Board is focused on establishing an overall business strategy that supports out fundamental objectives of creating long-term stockholder value.

Strategic Initiative—Improving Asset Quality— On December 10, 2012, we entered into an asset purchase agreement with a third party to sell certain loans. During the fourth quarter of 2012, we identified $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million loss to reduce the loan balance to the expected net proceeds. During the first quarter of 2013, we recorded $1.4 million in transaction expenses and another $671.1 thousand in the second quarter of 2013. The aggregate expense associated with the loan sale was $16.0 million.
As of June 30, 2013, our asset quality ratios are comparable to those of our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. For the remainder of 2013, we expect continued improvement in asset quality, with emphasis on reductions in our OREO balance.
Strategic Initiative—Balance Sheet Restructuring
Deposits—A cornerstone of our business plan is to advance our deposit market share within our footprint through a focus on growth in pure deposits, defined as transaction accounts. In the preceding twelve months and over the next twelve months, we have and will experience significant maturities of brokered deposits. These maturities provide an opportunity to restructure the deposit mix with a shift towards lower cost funding. To support this initiative, we established clearly defined pure deposit growth objectives for each of our 30 branch locations and aligned our retail incentive plans accordingly. Leveraging our branches to grow market share with pure deposits will reduce our cost of funds, increase our margin and assisting us in achieving overall profitability.
During 2013, we are generating positive results in implementing our retail deposit strategy. From December 31, 2012 to June 30, 2013, $55.6 million of brokered deposits matured while pure deposits increased $23.4 million, or 5.7%, during the same timeframe. Pure deposits increased $35.4 million, or 8.8%, from June 30, 2012 to June 30, 2013.
For the remainder of 2013, we expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships. As discussed below, we also anticipate using a portion of our excess liquidity to fund maturing higher cost certificates of deposits as well as brokered deposits.
Earning Assets—We have maintained excess liquidity since 2009, as described below, to reduce our liquidity risk given our credit and financial condition prior to the Recapitalization. During the second quarter of 2013, we began deploying the excess liquidity into investment securities by purchasing approximately $83.6 million since March 31, 2013. Additional deployments of cash will be considered based on our liquidity position and investment opportunities, which may also include utilizing the excess liquidity to fund maturing deposits.
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
As of June 30, 2013, our total interest-bearing cash was $101.5 million compared to $182.9 million at June 30, 2012.
We believe a disciplined approach to allocating our excess liquidity into higher yielding assets will improve our yield on earning assets, increase our margin and assist us in achieving overall profitability.
Strategic Initiative—Non-Interest Expense Management
During the second quarter of 2013, we engaged a consultant to review and analyze all aspects of non-interest expense. The consultant facilitated a process that involved multiple employee teams. Each team reviewed a department or line of business and provided recommendations where appropriate. The process included the evaluation of the effectiveness and profit contribution of each branch, staffing levels throughout each department or line of business and various process improvements.
During the third quarter of 2013, we began the process of implementing the recommendations. In reviewing the retail branches, various efficiencies were identified that supported a reduction in staffing as well as a shift towards better utilizing part-time employees during peak transaction times. Reductions in the special assets and certain administrative functions were also identified. Collectively, we estimate gross reductions in our employee base of approximately 30 full-time equivalent employees. At least one branch may be closed by December 31, 2013. Various other cost savings were identified and will be implemented as appropriate.
Regulatory Relations
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
Effective April 28, 2010, FSGBank reached an agreement with its primary regulator, the OCC, regarding the issuance of a Consent Order. The Order is a result of the OCC’s regular examination of FSGBank in the fall of 2009 and directs FSGBank to take actions intended to strengthen its overall condition. All customer deposits remain fully insured by the FDIC to the maximum extent allowed by law; the Order does not impact this coverage in any manner. On April 29, 2010, First Security filed a Current Report on Form 8-K describing the Order. The Form 8-K also provides a copy of the fully executed Order.
Based on the last regulatory examination, the Bank is currently deemed not in compliance with certain provisions of the Order, including the capital requirements. Management believes that the completed Recapitalization and full implementation of the business plan will provide compliance with most requirements of the Order. However, in determining full compliance, multiple factors may be considered, including a certain period of time after implementation. Accordingly, we can provide no assurances as to the timing, if at all, of relief from the Order.
The Order required FSGBank to maintain a total risk-based capital ratio of at least 13.0% and a Tier 1 leverage ratio of at least 9.0%. As of June 30, 2013, the Bank’s total capital to risk-weighted assets was 14.04% and the Tier 1 capital to adjusted total assets was 7.54%. The Bank has notified the OCC of the non-compliance with the requirements of the Order. See Note 2 to our consolidated financial statements for additional information regarding our strategic and capital plans.
As of June 30, 2013, the Bank's Tier 1 leverage ratio was above the minimum level for an "adequately capitalized" bank of 4%. On April 23, 2013, FSGBank filed a cash contribution to capital notice with the OCC certifying a $65 million capital contribution by First Security Group into FSGBank. All regulatory capital exceed the percentages of a well capitalized institution as defined under applicable regulatory guidelines. FSGBank will continue to be classified as adequately capitalized due to the capital requirement in the Order.
Overview
Market Conditions
Our financial results are impacted by both macro-economic and micro-economic conditions. We monitor key indicators on the national, regional and local levels and incorporate applicable trends into our risk tolerances.
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. In December 2012, FOMC provided guidance that linked changes in the federal funds rate to unemployment reaching 6.5% and the outlook for inflation being no higher than 2.5%. Additionally, the FOMC stated that tapering of Quantitative Easing 3 ("QE3") would be in stages with the conclusion of QE3 purchases when unemployment reached 7.0%. During the second quarter of 2013, the yield on the 10-year Treasury increased from approximately 1.87% as of March 31, 2013 to approximately 2.52% as of June 30, 2013. Most believe that the increase was a direct result of the comments surrounding the tapering of QE3 as well as continued improvement in economic data. We are actively monitoring our interest rate sensitivity and investment duration as it relates to our cash deployment strategy and overall balance sheet.
As of July 2013, the national unemployment rate improved to 7.4% from 7.6% as of June 2013. As of May 2013, the latest available state level data, the unemployment rates in Tennessee and Georgia were 8.3% and 8.5%, respectively. Our primary markets of Chattanooga and Knoxville, Tennessee continue to have better unemployment rates than the state average. As of May 2013, the unemployment rates for Chattanooga and Knoxville, Tennessee are 7.9% and 7.0%, respectively.
In addition to key trends, we also monitor specific economic investments in our market area. The following are recent or significant announcements:

•
Dalton, Georgia - Engineered Floors will invest $450 million to build two manufacturing complexes over the next five years that will create approximately 2,400 jobs. The new manufacturing complexes will be in Murray and Whitfield counties in Georgia.

•
Knoxville, Tennessee - Alcoa Inc. is planning to expand their current Blount County plants with an investment of $275 million. Alcoa expect to add approximately 200 permanent jobs over the next three years. The new plant will support Tennessee's automotive industry by producing aluminum products.

•
Chattanooga, Tennessee - Amazon.com opened two distribution centers in our markets in 2011 and subsequently expanded the center in Hamilton county. The initial $139 million investments created more than 2,000 full-time jobs and an additional 2,000 seasonal jobs in Hamilton and Bradley counties.

•
Chattanooga, Tennessee - The $1 billion Volkswagen automotive production facility has produced more than 100,000 Passats since production began on May 24, 2011. Volkswagen has invested $1 billion in the local economy for the Chattanooga plant and created more than 2,200 direct jobs in the region. According to independent studies, the Volkswagen plant is expected to generate $12 billion in income growth and an additional 9,500 jobs related to the project.

•
Cleveland, Tennessee - Wacker Chemical is building a $1.8 billion polysilicon production plant for the solar power industry near Cleveland, Tennessee. The plant is expected to create an additional 600 direct jobs for our market area, with the current staffing level of approximately 280.

We believe the positive economic impact of the above and other recently announced economic investments will be significant and provide a highly competitive economic growth rate.
Financial Results
As of June 30, 2013, we had total consolidated assets of $1.1 billion, total loans of $542.0 million, total deposits of $957.8 million and shareholders’ equity of $86.7 million. For the three and six months ended June 30, 2013, our net income available to common shareholders was $21.3 million and $13.4 million, respectively, resulting in basic net income of $0.39 per share and diluted net income of $0.39 per share for the quarter and basic net income of $0.47 per share and diluted net income of $0.47 per share for the year-to-date period. During the second quarter of 2013, we recognized a gain of $26.2 million on the conversion of our Preferred Stock to common stock in connection with the CPP Restructuring.
As of June 30, 2012, we had total consolidated assets of $1.1 billion, total loans of $589.5 million, total deposits of $1.0 billion and shareholders’ equity of $54.0 million. For the three and six months ended June 30, 2012, our net loss allocated to common shareholders was $7.8 million and $14.1 million, respectively, resulting in basic net loss of $4.82 per share and diluted net loss of $4.82 per share for the quarter and basic net loss of $8.75 per share and diluted net loss per share of $8.75 for the year-to-date period.
For the three and six months ended June 30, 2013, net interest income decreased by $819 thousand and $1.8 million. respectively, and noninterest income increased by $209 thousand and $446 thousand, respectively, compared to the same period in 2012. For the three and six months ended June 30, 2013, noninterest expense increased by $545 thousand and $2.5 million, respectively, compared to the same period in 2012. The decline in net interest income is primarily attributable to a reduction in our average loan portfolio. Noninterest income increased primarily due to gains on sales of securities available for sale and higher fees related to origination of loans held for sale, while noninterest expense increased for the quarter primarily due to higher salary and benefit expenses, largely attributable to filling vacant executive positions partially offset by a decrease in premises and fixed asset expense. The increase in the year-to-date period is associated with higher salary and benefit expense and higher professional fees. Full-time equivalent employees were 327 at June 30, 2013, compared to 325 at June 30, 2012.
The provision for loan and lease losses decreased $5.0 million and $6.1 million for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.
Our efficiency ratio increased in the second quarter of 2013 to 161.2% compared to 143.5% in the same period of 2012 primarily due to a reduction in net interest income combined with an increase in noninterest expense. We anticipate our efficiency ratio to begin to improve during the third quarter of 2013 as we focus on enhancing revenue while continuing to reduce certain overhead expenses. However, the stabilization and possible improvement of our efficiency ratio over the balance of 2013 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.
Net interest margin in the second quarter of 2013 was 2.27%, or 0.24% lower than the prior year period of 2.51%. Net interest margin for the six months ended June 30, 2013 was 2.26%, or 0.25% lower than the same period in 2012. We anticipate that our margin will improve during the remainder of 2013 as higher cost brokered deposits mature and are replaced with lower cost core deposits as well as anticipated loan growth. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.
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

RESULTS OF OPERATIONS
We reported net income available to common shareholders for the three and six month periods ended June 30, 2013 of $21.3 million and $13.4 million, respectively, compared to a net loss allocated to common shareholders for the same periods in 2012 of $7.8 million and $14.1 million, respectively. For the three and six months ended June 30, 2013, basic earnings per share was $0.39 and $0.47, respectively, and diluted earnings per share was $0.39 and $0.47, respectively, on approximately 55.2 million and 28.6 million, respectively, weighted average shares outstanding for both basic and diluted.
Net income available to common shareholders for the three and six months ended June 30, 2013 increased by $29.1 million and $27.6 million, respectively, compared to the net losses allocated to common shareholders of $7.8 million and $14.1 million reported in the same periods for 2012. This was primarily a result of the Recapitalization transactions that took place in April 2013. See Note 2 to our consolidated financial statements for additional information. As of June 30, 2013, we had 30 banking offices, including the headquarters, and 327 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2013 compared to the same periods in 2012.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year		For the Six Months Ended	Change from Prior Year
	June 30, 2013	Amount	Percentage	June 30, 2013	Amount	Percentage
	(in thousands, except percentages)
Interest income	$7,785	$(1,796)	(18.7)%	$15,594	$(3,676)	(19.1)%
Interest expense	2,299	(977)	(29.8)%	4,868	(1,862)	(27.7)%
Net interest income	5,486	(819)	(13.0)%	10,726	(1,814)	(14.5)%
(Credit) Provision for loan and lease losses	(826)	(4,975)	(119.9)%	(148)	(6,098)	(102.5)%
Net interest income after provision for loan and lease losses	6,312	4,156	192.8%	10,874	4,284	65.0%
Noninterest income	2,521	209	9.0%	4,741	446	10.4%
Noninterest expense	12,909	545	4.4%	26,951	2,452	10.0%
Net loss before income taxes	(4,076)	3,820	(48.4)%	(11,336)	2,278	(16.7)%
Income tax (benefit) provision	(83)	536	(86.6)%	36	546	(107.1)%
Net loss	(3,993)	3,284	(45.1)%	(11,372)	1,732	(13.2)%
Preferred stock dividends	517	105	25.5%	929	104	12.6%
Accretion on Preferred Stock Discount	341	235	221.7%	452	242	115.2%
Effect of exchange of Preferred Stock to Common Stock	(26,179)	(26,179)	100.0%	(26,179)	(26,179)	100.0%
Net income available to common shareholders	$21,328	$29,123	(373.6)%	$13,426	$27,565	(195.0)%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended June 30, 2013, net interest income decreased by $819 thousand, or 13.0%, to $5.5 million compared to $6.3 million for the same period in 2012. For the six months ended June 30, 2013, net interest income decreased by $1.8 million, or 14.5%, to $10.7 million compared to $12.5 million for the same period in 2012.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2013 and 2012.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$547,499	$6,406	4.69%	$598,264	$8,235	5.54%
Securities – taxable (2)	288,847	1,017	1.41%	203,968	965	1.90%
Securities – non-taxable (2)	33,900	352	4.16%	29,016	413	5.72%
Other earning assets	122,499	139	0.46%	203,782	123	0.24%
Total earning assets	992,745	7,914	3.20%	1,035,030	9,736	3.78%
Allowance for loan and lease losses	(13,978)			(19,527)
Intangible assets	476			817
Cash & due from banks	10,518			12,509
Premises & equipment	29,101			29,225
Other assets	52,033			64,688
TOTAL ASSETS	$1,070,895			$1,122,742
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$90,780	77	0.34%	$59,923	39	0.26%
Money market accounts	163,212	208	0.51%	131,752	275	0.84%
Savings deposits	40,202	10	0.10%	40,644	23	0.23%
Time deposits of less than $100 thousand	216,385	520	0.96%	234,571	701	1.20%
Time deposits of $100 thousand or more	198,634	527	1.06%	201,201	666	1.33%
Brokered CDs and CDARS®	111,801	941	3.38%	202,409	1,459	2.90%
Repurchase agreements	13,161	16	0.49%	16,228	113	2.80%
Other borrowings	—	—	—%	—	—	—%
Total interest bearing liabilities	834,175	2,299	1.11%	886,728	3,276	1.49%
Net interest spread		$5,615	2.09%		$6,460	2.29%
Noninterest bearing demand deposits	137,794			162,016
Accrued expenses and other liabilities	6,268			13,005
Shareholders’ equity	90,970			57,451
Accumulated other comprehensive income	1,688			3,542
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,070,895			$1,122,742
Impact of noninterest bearing sources and other changes in balance sheet composition			0.18%			0.22%
Net interest margin			2.27%			2.51%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $129 thousand and $155 thousand for the quarters ended June 30, 2013 and 2012, respectively.

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
CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO 2012

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(687)	$(1,142)	$(1,829)
Securities – taxable	416	(364)	52
Securities – non-taxable	68	(129)	(61)
Other earning assets	(50)	66	16
Total earning assets	(253)	(1,569)	(1,822)
Interest bearing liabilities:
Interest bearing demand deposits	20	18	38
Money market accounts	66	(133)	(67)
Savings deposits	—	(13)	(13)
Time deposits of less than $100 thousand	(55)	(126)	(181)
Time deposits of $100 thousand or more	(9)	(130)	(139)
Brokered CDs and CDARS®	(649)	131	(518)
Repurchase agreements	(21)	(76)	(97)
Total interest bearing liabilities	(648)	(329)	(977)
Increase (decrease) in net interest income	$395	$(1,240)	$(845)

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended June 30, 2013 and 2012.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Six Months Ended
	June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1) (2)	$550,010	$13,076	4.79%	$596,421	$16,567	5.59%
Securities – taxable (2)	245,007	1,836	1.51%	193,226	1,908	1.99%
Securities – non-taxable (2)	23,865	666	5.63%	29,951	845	5.67%
Other earning assets	161,343	260	0.32%	209,001	266	0.26%
Total earning assets	980,225	15,838	3.26%	1,028,599	19,586	3.85%
Allowance for loan and lease losses	(14,059)			(19,912)
Intangible assets	537			876
Cash & due from banks	12,389			12,423
Premises & equipment	29,210			28,972
Other assets	53,879			67,173
TOTAL ASSETS	$1,062,181			$1,118,131
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$88,594	152	0.34%	$58,660	76	0.26%
Money market accounts	152,956	416	0.55%	127,068	538	0.85%
Savings deposits	39,986	24	0.12%	39,990	46	0.23%
Time deposits of less than $100 thousand	222,658	1,084	0.98%	231,222	1,406	1.22%
Time deposits of $100 thousand or more	200,114	1,083	1.09%	196,244	1,317	1.35%
Brokered CDs and CDARS®	138,245	2,078	3.03%	210,984	3,118	2.97%
Repurchase agreements	12,990	31	0.48%	15,721	228	2.92%
Other borrowings	—	—	—%	25	1	8.04%
Total interest bearing liabilities	855,543	4,868	1.15%	879,914	6,730	1.54%
Net interest spread		$10,970	2.11%		$12,856	2.29%
Noninterest bearing demand deposits	139,288			160,162
Accrued expenses and other liabilities	10,480			13,871
Shareholders’ equity	54,028			60,629
Accumulated other comprehensive income	$2,842			$3,555
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,062,181			$1,118,131
Impact of noninterest bearing sources and other changes in balance sheet composition			0.15%			0.22%
Net interest margin			2.26%			2.51%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $244 thousand and $316 thousand for the quarters ended June 30, 2013 and 2012, respectively.

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
CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO 2012

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(1,348)	$(2,143)	$(3,491)
Securities – taxable	470	(542)	(72)
Securities – non-taxable	(174)	(5)	(179)
Other earning assets	(51)	45	(6)
Total earning assets	(1,103)	(2,645)	(3,748)
Interest bearing liabilities:
Interest bearing demand deposits	38	38	76
Money market accounts	104	(226)	(122)
Savings deposits	(1)	(21)	(22)
Time deposits of less than $100 thousand	(62)	(260)	(322)
Time deposits of $100 thousand or more	19	(253)	(234)
Brokered CDs and CDARS®	(1,082)	42	(1,040)
Repurchase agreements	(40)	(157)	(197)
Other borrowings	(1)	—	(1)
Total interest bearing liabilities	(1,025)	(837)	(1,862)
Increase (decrease) in net interest income	$(78)	$(1,808)	$(1,886)

Net Interest Income – Volume and Rate Changes

Interest income for the three and six months ended June 30, 2013 was $7.8 million and $15.6 million, respectively, a 18.7% and 19.1% decrease, respectively, compared to the same periods in 2012. Average earning assets decreased $42.3 million, or 4.1%, in the second quarter of 2013 compared to the same period in 2012, and decreased $48.4 million, or 4.7%, for the six months ended June 30, 2013. As compared to the second quarter of 2012, average loans declined in the second quarter of 2013 by $50.8 million, offset by a $89.8 million increase in investment securities and a $81.3 million decrease in other earning assets. The change in mix and volume of earning assets decreased interest income by $253 thousand and decreased interest income by $1.1 million, respectively, comparing the three and six months of 2013 to the same periods in 2012. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged approximately $163.5 million and $158.3 million, respectively, for the three and six months ended June 30, 2013. The yield on this account is approximately 0.25%. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk resulting from deteriorating asset quality and the Order. Additional details relating to liquidity risk is provided below in "Liquidity." We anticipate average loans to grow over the next year as previously discussed in the strategic initiatives section. We anticipate average earning assets to remain consistent for the remainder of 2013.
The tax equivalent yield on earning assets decreased by 0.58% and 0.59% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The yield on loans declined by 0.85% to 4.69% and declined 0.8% to 4.79% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. We anticipate the yield on loans to remain consistent or decline slightly over the balance of 2013 as we continue to operate in a competitive lending environment and we have invested approximately $50.9 million in government guaranteed loans. We anticipate that the yield on investment securities for the third quarter of 2013 will be consistent with the yield for second quarter 2013 and lower than the comparable 2012 period due to the changes in bond prices year-over-year. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of June 30, 2013, approximately 30.9% of our loan portfolio is either variable or adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.
Total interest expense was $2.3 million and $4.9 million for the three and six months ended June 30, 2013, respectively, or 29.8% lower and 27.7% lower, respectively, than the same periods in 2012. Average interest bearing liabilities decreased by $52.6 million and decreased by $24.4 million for the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012. Comparing the second quarter of 2013 to the same period in 2012, average brokered deposits declined by $90.6 million while retail certificates of deposits declined by $18.2 million and jumbo certificates of deposit decreased $2.6 million. Comparing the six months ended June 30, 2013 to the same period in 2012, average brokered deposits declined by $72.7 million while retail certificates of deposit decreased $8.6 million and jumbo certificates of deposit increased by $3.9 million. The reductions in volume reduced interest expense by $648 thousand and $1.0 million for the three and six month periods ended June 30, 2013, respectively. Further reducing interest expense $329 thousand and $837 thousand for the three and six month periods ended June 30, 2013, respectively, was the decline in rates paid on interest bearing liabilities, primarily in money market and retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
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
Our net interest rate spread (on a tax equivalent basis) was 2.09% and 2.11% for the three and six months ended June 30, 2013, respectively, compared to 2.29% and 2.29%, respectively, for the same periods in 2012. Our net interest margin (on a tax equivalent basis) was 2.27% and 2.26% for the three and six months ended June 30, 2013, respectively, compared to 2.51% and 2.51%, respectively, for the same periods in 2012. The decrease in the net interest spread and net interest margin comparing 2013 to 2012 was primarily due to reductions in our loan portfolio as well as the negative spread created by the issuance of brokered deposits in late 2009 and early 2010. Noninterest bearing deposits contributed 18 and 15 basis points to the margin during the three and six months ended June 30, 2013, respectively, and 22 basis points for both the three and six month period ended June 30, 2012. The remaining funds were placed in our interest bearing account at the Federal Reserve Bank of Atlanta. As of June 30, 2013, our balance at the Federal Reserve Bank was approximately $98.4 million.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which are being accreted into interest income over the remaining life of the originally hedged items. The interest rate swaps were fully accreted as of December 31, 2012. For the three and six months ended June 30, 2012, the accretion of the swaps added approximately $436 thousand and $874 thousand, respectively, to interest income.
We currently anticipate our net interest spread and net interest margin to stabilize and improve during the remainder of 2013. However, improvement is dependent on multiple factors including our ability to grow loans, raise core deposits, maturities of brokered deposits, our deposit and loan pricing, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.

Provision for Loan and Lease Losses
The provision for loan and lease losses during the three and six month periods ended June 30, 2013 was a credit, or negative provision, of $826 thousand and $148 thousand, respectively, compared to charges against income of $4.1 million and $6.0 million, respectively, for the same periods in 2012. Net charge-offs for the three and six months ended June 30, 2013 were $374 thousand and $1.4 million, respectively, compared to net charge-offs of $3.5 million and $6.0 million, respectively, for the same periods in 2012. Annualized net charge-offs as a percentage of average loans were 0.5% for the six months ended June 30, 2013 compared to 2.00% for the same period in 2012. Our peer group’s average annualized net charge-offs as a percentage of average loans for the six months ended June 30, 2013 (as reported in the June 30, 2013 Uniform Bank Performance Report) were 0.30%.
The decrease in our provision for loan and lease losses for the first three and six months of 2013 compared to the same periods in 2012 resulted from our analysis of probable incurred losses in the loan portfolio in relation to the reduction of our portfolio, the reduction in the amount of nonperforming loans, as well as improving general economic conditions. As of June 30, 2013, specific reserves for impaired loans totaled $0 compared to $50 thousand as of December 31, 2012 and $2.4 million as of June 30, 2012. At June 30, 2013, due to less charge-offs and fewer non-performing loans, our ratio of the allowance to total loans was 2.27% compared to 2.55% at December 31, 2012 and 3.32% at June 30, 2012.
As of June 30, 2013, management determined our allowance of $12.3 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at September 30, 2013, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.
We will continue to provide provision expense as necessary to maintain an allowance level adequate to absorb known and probable incurred losses inherent in our loan portfolio. As the determination of provision expense, or reversal, is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision impact for the remainder of 2013. Furthermore, the provision expense could materially increase or decrease in 2013 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.
Noninterest Income
Noninterest income totaled $2.5 million and $4.7 million for the three and six months ended June 30, 2013, an increase of $209 thousand and increase of $446 thousand, respectively, or 9.0% and 10.4%, respectively, from the same periods in 2012. The quarterly and year-over-year increase is primarily a result of higher mortgage banking income and gains on sales of securities available for sale.
The following table presents the components of noninterest income for the three and six month periods ended June 30, 2013 and 2012.
NONINTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	Percent Change	2012	2013	Percent Change	2012
	(in thousands, except percentages)
Service charges on deposit accounts	763	6.3%	718	1,500	4.5%	1,435
Point-of-sale (POS) fees	398	12.7%	353	769	10.6%	695
Bank-owned life insurance income	241	8.6%	222	483	13.4%	426
Mortgage banking income	211	(28.2)%	294	507	8.1%	469
Net gains on sales of securities available-for-sale	154	153.0%	1	154	153.0%	1
Gains on sales of other real estate	302	71.6%	176	453	50.5%	301
Other income	452	(17.5)%	548	875	(9.6)%	968
Total noninterest income	$2,521	9.0%	$2,312	$4,741	10.4%	$4,295

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including NSF fees, were $763 thousand and $1.5 million for the three and six months ended June 30, 2013, an increase of $45 thousand, or 6.3%, and an increase of $65 thousand, or 4.5%, respectively, from the same periods in 2012. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees increased 12.7% to $398 thousand and increased 10.6% to $769 thousand, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $241 thousand and $483 thousand for the three and six month period ended June 30, 2013, an increase of $19 thousand or 8.6% and an increase of $57 thousand or 13.4%, respectively, from 2012 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 4.56% for the six months ended June 30, 2013.
Mortgage banking income for the three and six months ended June 30, 2013 decreased $83 thousand, or 28.2%, and increased $38 thousand, or 8.1%, respectively, to $211 thousand and $507 thousand, respectively, compared to $294 thousand and $469 thousand, respectively, in the same periods of 2012. As discussed in the notes to our consolidated financial statements, we elected the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.
Net gains on sales of securities available-for-sale for the three and six months ended June 30, 2013 increased $153 thousand to $154 thousand compared to $1 thousand for the same periods in 2012. The increase consisted of gross gains of $344 thousand and gross losses of $190 thousand from the sale of one federal agency bond and 54 mortgage backed securities.
Gains on sales of other real estate for the three and six months ended June 30, 2013 increased $126 thousand and $152 thousand, respectively, to $302 thousand and $453 thousand, respectively, compared to $176 thousand and $301 thousand, respectively, in the same periods of 2012. These gains are a result of our continued efforts to reduce the balance of other real estate owned and the sale price of the property versus the carrying value which included write-downs taken in previous periods.
Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $35.0 million, $45.3 million and $23.2 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Mortgages sold in the secondary market totaled $26.7 million, $43.9 million and $23.5 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.
Other income for the three and six months ended June 30, 2013 was $452 thousand and $875 thousand, respectively, compared to $548 thousand and $968 thousand for the same periods in 2012. The components of other income primarily consist of ATM fee income, trust fee income, underwriting revenue, safe deposit box fee income, repossessions, leased equipment and premises and equipment.
Noninterest Expense
Noninterest expense increased $545 thousand and $2.5 million, or 4.4% and 10.0%, to $12.9 million and $27.0 million for the three and six months ended June 30, 2013, respectively, compared to $12.4 million and $24.5 million for the same periods in 2012. Total noninterest expense increased mostly due to salary and benefit cost and professional fees partially offset by lower asset quality charges.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2013 and 2012.

NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	Percent Change	2012	2013	Percent Change	2012
	(in thousands, except percentages)
Salaries & benefits	$5,665	13.2%	$5,003	$11,274	17.0%	$9,636
Occupancy	794	(19.8)%	990	1,612	(9.8)%	1,788
Furniture and equipment	651	0.3%	649	1,280	17.0%	1,094
Professional fees	881	(21.7)%	1,125	2,998	62.0%	1,851
FDIC insurance	1,000	47.7%	677	2,000	50.7%	1,327
Write-downs on OREO and repossessions	309	(65.3)%	890	1,623	(49.1)%	3,187
Losses on other real estate owned, repossessions and fixed assets	150	(50.0)%	300	160	(74.5)%	628
Non-performing asset expenses	953	97.3%	483	1,275	25.9%	1,013
Data processing	302	(36.6)%	476	673	(20.2)%	843
Communications	103	(10.4)%	115	211	(14.2)%	246
ATM/Debit Card fees	145	6.6%	136	332	39.5%	238
Intangible asset amortization	71	(23.7)%	93	145	(31.6)%	212
Printing & supplies	81	(17.3)%	98	172	(6.5)%	184
Advertising	59	(16.9)%	71	156	24.8%	125
Insurance	946	140.1%	394	1,351	121.1%	611
OCC Assessments	125	(0.8)%	126	251	0.4%	250
Other expense	674	(8.7)%	738	1,438	13.6%	1,266
Total noninterest expense	$12,909	4.4%	$12,364	$26,951	10.0%	$24,499

Salaries and benefits for the three and six months ended June 30, 2013 increased $662 thousand and $1.6 million, respectively, or 13.2% and 17.0%, respectively, compared to the same periods in 2012. The increase in salaries and benefits is primarily related to employees hired during late 2012 and early 2013, partially offset by retirements and resignations during 2012. As of June 30, 2013, we had 30 full-service banking offices with 327 full-time equivalent employees. As of June 30, 2012, we had 30 full-service banking offices with 325 full-time equivalent employees.
Occupancy expense decreased $196 thousand and $176 thousand, or 19.8% and 9.8% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily the result of adjustments to lease expenses. As of June 30, 2013, First Security leased six facilities and the land for three branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.
Professional fees decreased $244 thousand and increased $1.1 million for the three and six months ended June 30, 2013 compared to the same period in 2012. The increase is primarily due to cost associated with the execution of our capital plan in early 2013 and an increase in directors fees compared to 2012. See Note 2 of our consolidated financial statements for further discussion on the execution of our capital plan. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit to Professional Bank Services, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters.
FDIC deposit premium insurance increased $323 thousand to $1.0 million and increased $673 thousand to $2.0 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase is a direct result of the bank's operating condition at June 30, 2013.

Insurance expense increased $552 thousand to $946 thousand and increased $740 thousand to $1.4 million for the three and six months ended June 30, 2013, compared to the same periods in 2012. In connection with the Recapitalization, we elected to convert our existing D&O insurance policies into seven-year tail policies and entered into new ongoing D&O policies. The conversion expedited the remaining expense on the existing policies to be recognized into current earnings. We expect significant reductions in insurance expense for the remainder of 2013 and into 2014 based on the improved capital position.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. The fair value is generally determined based the valuation of a third-party appraisal, discounted by our historical realization rate as well as a cost-to-sell factor. The discount and cost-to-sell factor are monitored and re-assessed, if necessary, on a quarterly basis. An increase to the discount factor may result in additional write-downs to some or all of our properties. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs on OREO and repossessions decreased $581 thousand, or 65.3%, and decreased $1.6 million, or 49.1%, respectively, for the three and six month period ended June 30, 2013 compared to the same periods in 2012. Write-downs for the remainder of 2013 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions, and our ability to liquidate properties.
Losses on OREO, repossessions and fixed assets decreased $150 thousand to $150 thousand, or 50.0%, and decreased $468 thousand to $160 thousand, or 74.5%, respectively, for the three and six month periods ended June 30, 2013, compared to the same periods in 2012. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our fair value assumptions applied to OREO, as discussed above.
Non-performing asset expenses include, among other items, maintenance, repairs, utilities, taxes and storage costs. These costs increased $470 thousand, or 97.3%, and $262 thousand, or 25.9%, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012. Non-performing asset expenses increased during the three months ended June 30, 2013 as a result of recording $671.1 thousand in transaction expenses associated with the loan sale. We anticipate significant reductions in this category for the remainder of 2013.
Data processing fees decreased 36.6% and 20.2%, respectively, for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. During the third quarter of 2012, we completed a core systems conversion and are beginning to see a reduction in expense related to the conversion.
Intangible asset amortization expense declined $22 thousand, or 23.7% and $67 thousand, or 31.6% for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2013.
Other expense decreased $64 thousand and increased $172 thousand, respectively, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The change in other expense was due to a large number of accounts with insignificant changes.
Income Taxes
We recorded an income tax benefit of $83 thousand and an income tax provision of $36 thousand, respectively, for the three and six month period ended June 30, 2013 compared to an income tax benefit of $619 thousand and $510 thousand, respectively, for the same periods in 2012. For the six months ended June 30, 2013, we recorded $4.8 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first two quarters of 2013.
At June 30, 2013, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements. With the resolution of our primary uncertain tax position, as described above, we have not identified any additional significant uncertain tax positions.
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
On October 30, 2012, the Company adopted a Tax Benefits Preservation Plan (the "NOL Rights Plan") and declared a dividend of one preferred stock purchase right (each a “Right” and collectively, the “Rights”) for each outstanding share of the Company's common stock, payable to holders of record as of the close of business on November 12, 2012 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of one share of Series B Participating Preferred Stock, no par value, of the Company (the “Series B Preferred Stock”), at a purchase price equal to $20.00 per one one-thousandth of a share, subject to adjustment (the “Rights or Series B Purchase Price”). The description and terms of the Rights are set forth in the NOL Rights Plan, dated October 30, 2012, as the same may be amended from time to time, between the Company and Registrar and Transfer Company, as Rights Agent.
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
These Tax Benefits can be valuable to the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder, its ability to use the Tax Benefits could be substantially limited and/or delayed, which would significantly impair the value of the Tax Benefits. Generally, the Company would experience an “ownership change” under Section 382 if one or more “5 percent shareholders” increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by such shareholders over the preceding three-year period. As a result, the Company has utilized a 5% “trigger” threshold in the NOL Rights Plan that is intended to act as a deterrent to any person or entity seeking to acquire 5% or more of the outstanding Common Stock without the prior approval of the Board.
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

FINANCIAL CONDITION

As of June 30, 2013, we had total consolidated assets of $1.1 billion, total loans of $542.0 million, total deposits of $957.8 million and shareholders’ equity of $86.7 million. As of December 31, 2012, we had total consolidated assets of $1.1 billion, total loans of $541.1 million, total deposits of $1.0 billion and shareholders' equity of $29.1 million. As of June 30, 2012, we had total assets of $1.1 billion, total loans of $589.5 million, total deposits of $1.0 billion and shareholders' equity of $54.0 million.
Loans
The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances since September 30, 2011. Certain strategic initiatives, as discussed in the Strategic Initiatives for 2013 section of MD&A above, have partially mitigated the decrease in loans for the first six months in 2013. As of June 30, 2013, total loans increased by $889 thousand, or 0.2% (0.3% annualized), from December 31, 2012 and decreased by $47.5 million, or 8.1%, from June 30, 2012.

The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$177,309	$188,191	202,673	(5.8)%	(12.5)%
Commercial	231,773	221,655	229,663	4.6%	0.9%
Construction	40,565	33,407	46,453	21.4%	(12.7)%
Multi-family and farmland	19,132	17,051	26,932	12.2%	(29.0)%
	468,779	460,304	505,721	1.8%	(7.3)%
Commercial loans	57,450	61,398	62,515	(6.4)%	(8.1)%
Consumer installment loans	10,591	13,387	15,683	(20.9)%	(32.5)%
Leases, net of unearned income	46	568	926	(91.9)%	(95.0)%
Other	5,153	5,473	4,666	(5.8)%	10.4%
Total loans	542,019	541,130	589,511	0.2%	(8.1)%
Allowance for loan and lease losses	(12,300)	(13,800)	(19,600)	(10.9)%	(37.2)%
Net loans	$529,719	$527,330	569,911	0.5%	(7.1)%

Loans year-to-date have remained consistent with an increase of approximately $889 thousand. This is mostly due to a increase in construction real estate and commercial real estate of $7.2 million, or 21.4%, and $10.1 million or 4.6%, respectively, partially offset by a decrease in residential 1-4 family real estate loans of $10.9 million, or 5.8%.
Comparing June 30, 2013 to June 30, 2012, loans decreased by $47.5 million, or 8.1%. The largest declining loan balances were residential 1-4 family loans of $25.4 million, a decrease of 12.5%, construction real estate loans of $5.9 million, a decrease of 12.7%, multi-family and farmland loans of $7.8 million, a decrease of 29.0%, commercial loans of $5.1 million, a decrease of 8.1% and consumer installment loans of $5.1 million, a decrease of 32.5%.
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
The allowance is composed of two primary components: (1) specific impairments for substandard/nonaccrual loans and leases and (2) general allocations for classified loan pools, including special mention and substandard/nonaccrual loans, as well as general allocations for the remaining pools of loans. We accumulate pools based on the underlying classification of the collateral. Each pool is assigned a loss severity rate based on historical loss experience and various qualitative and environmental factors, including, but not limited to, credit quality and economic conditions.
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
Impaired loans generally include those loan relationships in excess of $500 thousand with a risk rating of substandard/nonaccrual or doubtful. For these loans, we determine the impairment based upon one of the following methods: (1) discounted cash flows, (2) observable market pricing or (3) the fair value of the collateral. The amount of the estimated loss, if any, is then specifically reserved in a separate component of the allowance unless the relationship is considered collateral dependent, in which case the estimated loss is charged-off in the current period.

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2013 and 2012. The provision for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $12 thousand and $12 thousand for the six month periods ended June 30, 2013 and 2012, respectively. The reserve for unfunded commitments totaled $270 thousand and $261 thousand as of June 30, 2013 and 2012, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Six Months Ended
	June 30,
	2013	2012
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$13,800	$19,600
(Credit) Provision for loan and lease losses	(148)	5,950
Sub-total	13,652	25,550
Charged-off loans:
Real estate – residential 1-4 family	1,068	1,888
Real estate – commercial	413	1,130
Real estate – construction	469	2,912
Real estate – multi-family and farmland	—	15
Commercial loans	27	271
Consumer installment and other loans	333	138
Leases, net of unearned income	—	863
Other loans		3
Total charged-off	2,310	7,220
Recoveries of charged-off loans:
Real estate – residential 1-4 family	235	92
Real estate – commercial	65	108
Real estate – construction	130	524
Real estate – multi-family and farmland	10	6
Commercial loans	204	231
Consumer installment and other loans	225	94
Leases, net of unearned income	87	209
Other	2	6
Total recoveries	958	1,270
Net charged-off loans	1,352	5,950
Allowance for loan and lease losses – end of period	$12,300	$19,600
Total loans – end of period	$542,019	$589,511
Average loans	$550,010	$596,421
Net loans charged-off to average loans, annualized	0.50%	2.01%
Provision (credit) for loan and lease losses to average loans, annualized	(0.05)%	2.01%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.27%	3.32%
Nonperforming loans	137.28%	43.80%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of June 30, 2013		As of December 31, 2012		As of June 30, 2012
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$5,167	32.7%	$6,207	34.8%	$6,064	34.4%
Real estate – commercial	3,516	42.8%	3,736	41.0%	5,137	39.0%
Real estate – construction	1,230	7.5%	667	6.2%	1,668	7.9%
Real estate – multi-family and farmland	1,128	3.5%	741	3.2%	1,592	4.5%
Commercial loans	1,071	10.6%	2,103	11.3%	4,633	10.6%
Consumer installment loans	159	2.0%	272	2.5%	359	2.6%
Leases, net of unearned income	9	—%	47	0.1%	125	0.2%
Other	20	1.0%	27	1.0%	22	0.8%
Total	$12,300	100.0%	$13,800	100.0%	$19,600	100.0%
__________________
1 Represents the percentage of loans in each category to total loans.
Throughout the duration of this economic cycle, the ratio of the allowance to total loans was significantly increased and has remained elevated largely because of the level of nonperforming loans and the associated decline in real estate values. These two factors have contributed to elevated levels of classified loans, which is a driving component of the allowance. Since June 30, 2012, we have experienced a significant decline in the level of non-performing loans. Nonperforming loans were $9.0 million, $26.7 million and $44.7 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. When comparing June 2013 to December 2012 non-performing loans decreased $17.8 million and when compared to June 30, 2012, non-performing loans have decreased $35.8 million. In addition, the value of real estate is beginning to stabilize. Due to this stabilization our ratio of the allowance to total loans has decreased to 2.27% as of June 30, 2013, compared to 2.55% as of December 31, 2012 and 3.32% as of June 30, 2012.
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

The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2013, December 31, 2012 and June 30, 2012:
As of June 30, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$156,948	$7,993	$11,513	$855	$177,309
Real estate: Commercial	220,049	5,422	5,942	360	231,773
Real estate: Construction	35,917	3,961	661	26	40,565
Real estate: Multi-family and farmland	17,567	587	978	—	19,132
Commercial	51,909	467	3,257	1,817	57,450
Consumer	10,149	96	346	—	10,591
Leases	—	22	24	—	46
Other	5,060	—	93	—	5,153
Total Loans	$497,599	$18,548	$22,814	$3,058	$542,019

As of December 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130

As of June 30, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$170,421	$8,112	$18,972	$5,168	$202,673
Real estate: Commercial	196,152	2,762	18,649	12,100	229,663
Real estate: Construction	33,535	415	2,769	9,734	46,453
Real estate: Multi-family and farmland	17,164	809	7,901	1,058	26,932
Commercial	44,182	1,909	13,271	3,153	62,515
Consumer	15,085	54	544	—	15,683
Leases	—	267	203	456	926
Other	4,563	—	103	—	4,666
Total Loans	$481,102	$14,328	$62,412	$31,669	$589,511

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $3.1 million at June 30, 2013, $5.4 million at December 31, 2012 and $31.7 million at June 30, 2012. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with impaired loans totaled zero as of June 30, 2013, compared to $50 thousand as of December 31, 2012. General reserves totaled $12.3 million as of June 30, 2013, compared to $13.8 million as of December 31, 2012. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. Our allowance as a percentage of total loans has decreased mostly due to a decrease in the loan portfolio and a decrease in non-performing loans. The ratio of the general reserves to the applicable loan pools has declined from 2.57% as of December 31, 2012 to 2.27% as of June 30, 2013.

We believe that the allowance for loan and lease losses as of June 30, 2013 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives
Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of June 30, 2013, our loan portfolio was 50.8% of total assets. Over the past three and a half years, we have implemented a number of significant strategies to further address our asset quality, with the under- and non-performing loans sale accounting for a significant component of those strategies. As of June 30, 2013, our asset quality is consistent with or better than our peer group. We believe our continued implementation of these and related strategies will enable us to show further improvement in our asset quality in 2013.
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
Our internal loan review department performs risk-based reviews and historically targets 60% to 70% of our portfolio over an 18-month cycle. To achieve such coverage, we have continued to use third parties to supplement the coverage of our internal loan review department. During 2012, we achieved the 60% to 70% review of our portfolio over a 12-month cycle, focusing on a risk-based approach. We anticipate similar coverage during 2013.
During the second half of 2010, we began outsourcing the marketing and sales process of our OREO properties to market leading real estate companies. We experienced higher volumes of OREO sales in 2011 and 2012, and this trend has continued through the first six months of 2013. We expect to continue seeing high levels of sales through the remainder of 2013.
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

Asset Quality and Non-Performing Assets Analysis and Discussion
Following the under- and non-performing loan sale, our asset quality ratios are consistent with or better than our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. During the remainder of 2013, we will continue to focus on reducing our OREO portfolio and improving overall asset quality.

As of June 30, 2013, our allowance for loan and lease losses as a percentage of total loans was 2.27%, which is a decrease from the 2.55% as of December 31, 2012 and a decrease from the 3.32% as of June 30, 2012.  Net charge-offs as a percentage of average loans (annualized) decreased to 0.5% for the six months ended June 30, 2013 compared to 2.01% for the same period in 2012. As of June 30, 2013, non-performing assets decreased to $19.5 million, or 1.83% of total assets, from $40.2 million, or 3.78% of total assets as of December 31, 2012 and decreased from $65.2 million, or 5.86% of total assets as of June 30, 2012. The allowance as a percentage of total non-performing loans was 137.3% as of June 30, 2013 compared to 51.6% at December 31, 2012 and 43.8% at June 30, 2012.
We believe that overall asset quality will continue to improve in the following quarters although not at the same rate as seen over the last 12 months in connection with the Recapitalization and loan sale. From December 31, 2012 to June 30, 2013, we have seen positive results in improving our asset quality. Special mention loans increased $3.1 million, or 20.1%, from $15.4 million as of December 31, 2012 to $18.6 million as of June 30, 2013. Comparing June 30, 2013 to June 30, 2012, special mention loans increased by $4.2 million, or 29.5%. Substandard loans decreased $13.4 million, or 34.2%, from $39.3 million at December 31, 2012 to $25.9 million at June 30, 2013. Comparing June 30, 2013 to June 30, 2012, substandard loans decreased by $68.2 million, or 72.5%. Even though our special mention loans are up slightly from previous periods, we believe based on the trends in substandard loans, there is minimal additional migration to nonperforming loans from the performing loans. We have also achieved steady reductions in other real estate owned. OREO declined by $2.9 million, or 21.6%, from $13.4 million as of December 31, 2012 to $10.5 million as of June 30, 2013. Comparing June 30, 2013 to June 30, 2012, OREO declined by $9.7 million, or 48.1%. This is a direct result of our increased efforts to liquidate and sell our OREO properties.
Nonperforming assets include nonaccrual loans, loans past-due over ninety days and still accruing, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns relating to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. Non-performing loans decreased, in part, due to the loan sale that closed in February 2013. See Note 7 to our consolidated financial statements for additional information on the loan sale. The following table, which includes both loans held-for-sale and loans held-for-investment, presents our non-performing assets and related ratios.
NON-PERFORMING ASSETS BY TYPE

	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands, except percentages)
Nonaccrual loans	$8,628	$25,071	$42,110
Loans past due 90 days and still accruing	332	1,656	2,636
Total nonperforming loans, including loans 90 days and still accruing	$8,960	$26,727	$44,746

Other real estate owned	$10,533	$13,441	$20,280
Repossessed assets	16	8	131
Total nonperforming assets	$19,509	$40,176	$65,157

Nonperforming loans as a percentage of total loans	1.65%	4.94%	7.59%
Nonperforming assets as a percentage of total assets	1.83%	3.78%	5.86%

The following table provides the classifications for nonaccrual loans and other real estate owned as of June 30, 2013, December 31, 2012 and June 30, 2012.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$461	6	$4,516	41	$10,817	14
Residential real estate loans	3,744	54	9,217	217	10,871	107
Commercial real estate loans	1,314	15	6,150	69	15,431	27
Commercial and industrial loans	2,783	29	3,104	56	4,000	17
Commercial leases	24	4	436	42	549	24
Consumer and other loans	302	10	1,648	34	442	10
Total	$8,628	118	$25,071	459	$42,110	199
Other real estate owned
Construction/development loans	$4,152	241	$6,163	351	$8,891	14
Residential real estate loans	1,395	34	1,921	86	3,911	31
Commercial real estate loans	4,258	27	4,211	39	979	23
Multi-family and farmland	381	2	873	3	6,499	2
Commercial and industrial loans	347	2	273	2	—	—
Total	$10,533	306	$13,441	481	$20,280	70

Nonaccrual loans totaled $8.6 million, $25.1 million and $42.1 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Of the non-accrual loans as of December 31, 2012, $11.7 million relate to loans held-for-investment and $13.4 million relate to loans transferred to loans held-for-sale. Loans past due ninety days and still accruing include $938 thousand from loans held-for-investment and $718 thousand of loans transferred to loans held-for-sale at December 31, 2012. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of June 30, 2013, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of June 30, 2013, nonaccrual loans decreased by $16.4 million, or 65.6%, compared to year-end 2012. Comparing June 30, 2013 to December 31, 2012, nonaccrual construction and development loans decreased by $4.1 million, residential real estate loans decreased by $5.5 million and commercial real estate loans decreased by $4.8 million. The decreases were primarily due to the loan sale that closed in February of 2013 as well as charge-offs and principal payments. See Note 7 of our consolidated financial statements for additional discussion regarding the loan sale. We continue to actively pursue the appropriate strategies to reduce the current level of nonaccrual loans.
OREO decreased $2.9 million from December 31, 2012 to June 30, 2013. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. During 2012, we sold 205 properties for $15.0 million. During the six months ended June 30, 2013, we sold 14 properties for $4.3 million. During April 2012, we conducted a bulk auction on approximately 90 properties consisting of smaller balance 1-4 family residential and lot properties. This auction resulted in an approximate 50% decline in the number of properties, thus allowing our special assets department to focus on the larger value properties remaining in our portfolio. We expect continued OREO resolutions during 2013 due to our new approach to marketing these properties and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing decreased $938 thousand for the quarter. As of June 30, 2013, the $332 thousand in loans 90 days past due and still accruing was composed of $80 thousand in real estate construction loans, $230 thousand in residential real estate loans and the remainder in other categories.
Total non-performing assets as of the second quarter of 2013 were $19.5 million compared to $40.2 million at December 31, 2012 and $65.2 million at June 30, 2012.

As of June 30, 2013, our asset quality ratios are consistent with or more favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $1 billion to $3 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of June 30, 2013, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	1.65%	1.70%
Nonperforming loans[1] as a percentage of the allowance	72.85%	100.10%
Nonperforming loans[1] as a percentage of equity capital	10.34%	10.26%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	3.53%	2.59%
__________________
1 Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, all of our investments are classified as available-for-sale. As of June 30, 2013, we have no plans to liquidate a significant amount of available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.
Available-for-sale securities totaled $337.3 million at June 30, 2013, $254.1 million at December 31, 2012 and $257.0 million at June 30, 2012. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The increase in the first two quarters represented a decision in connection with the Recapitalization that liquidity was sufficient to warrant the shifting of additional cash into investment securities, and further purchases throughout 2013 may be warranted. At June 30, 2013 and 2012, the available-for-sale securities portfolio had gross unrealized gains of approximately $3.1 million and $5.0 million, and gross unrealized losses of $5.8 million and $292 thousand, respectively. All investment securities purchased to date have been classified as available-for-sale. Our securities portfolio at June 30, 2013 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools, collateralized loan obligations and corporate bonds.
The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$1,161	$11,238	$6,409	$20,023	$38,831
Municipal - taxable	—	845	14,871	5,665	21,381
Agency bonds	—	2,000	59,745	13,013	74,758
Agency issued REMICs	1,227	81,851	7,048	—	90,126
Agency issued mortgage pools	—	48,050	34,521	13,078	95,649
Other	—	—	16,880	2,475	19,355
Total	$2,388	$143,984	$139,474	$54,254	$340,100
Tax Equivalent Yield	4.85%	2.26%	1.87%	2.75%	2.20%

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
As of June 30, 2013, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of June 30, 2013, gross unrealized losses in our portfolio totaled $5.8 million, compared to $384 thousand and $292 thousand as of December 31, 2012 and June 30, 2012, respectively. The unrealized losses in mortgage-based residential, municipal, and federal agency securities are primarily a result of widening credit spreads subsequent to purchase. The unrealized loss in other securities relate to four corporate notes and one pooled trust preferred security. The unrealized loss in the corporate notes is primarily due to changes in interest rates subsequent to purchase. The unrealized losses associated with the trust preferred security are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of our impairment assessment, the unrealized losses at June 30, 2013 are considered temporary.
As of June 30, 2013, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 5% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of June 30, 2013.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$95,074	$90,946
Federal Home Loan Mortgage Corporation (FHLMC)	$40,678	$44,851
Government National Mortgage Association (GNMA)	$50,023	$49,973

We held no federal funds sold as of June 30, 2013, December 31, 2012 or June 30, 2012. As of June 30, 2013, we held $101.5 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $159.7 million at December 31, 2012 and $182.9 million as of June 30, 2012. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
As of June 30, 2013, we held approximately $2.9 million in certificates of deposit at FDIC insured financial institutions. At June 30, 2013, we held $28.0 million in bank-owned life insurance, compared to $27.6 million at December 31, 2012 and $27.1 million at June 30, 2012.

Deposits and Other Borrowings
As of June 30, 2013, total deposits decreased by 5.0% (10.1% annualized) from December 31, 2012 and decreased by 7.0% from June 30, 2012 principally becasue of planned reductions in brokered deposits. Excluding brokered deposits, our deposits increased by 0.6% (1.3% annualized) from December 31, 2012 and increased 1.3% from June 30, 2012. In the first six months of 2013, the fastest growing sectors of our core deposit base were savings and money market accounts, which grew 11.9% (24.0% annualized). We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposits increased by $10.3 million, or 1.6% (3.2% annualized), from December 31, 2012. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.

Brokered certificates of deposits decreased $82.3 million from June 30, 2012 to June 30, 2013 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of June 30, 2013, our CDARS balance consists of $371 thousand in purchased time deposits and no reciprocal customer accounts.
Brokered deposits at June 30, 2013, December 31, 2012 and June 30, 2012 were as follows:

BROKERED DEPOSITS

	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)
Brokered certificates of deposits	$109,510	$165,106	$191,834
CDARS®	371	371	1,411
Total	$109,881	$165,477	$193,245

As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in the Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last two years was in part to ensure we have adequate funding to meet our short-term contractual obligations. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits. The table below is a maturity schedule for our brokered CDs as of June 30, 2013.
BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$20,896	$10,347	$25,483	$40,009	$12,775
CDARS®	—	—	—	371	—
Total	$20,896	$10,347	$25,483	$40,380	$12,775

As of June 30, 2013, December 31, 2012 and June 30, 2012, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $14.1 million as of June 30, 2013, compared to $12.5 million and $5.5 million as of December 31, 2012 and June 30, 2012, respectively. As of June 30, 2012, we also had a structured repurchase agreement with another financial institution of $10.0 million. The agreement had a five year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement matured in November 2012.

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $3.9 million as of June 30, 2013, is available for funding activities for which FSGBank would not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
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
As of June 30, 2013, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $98.4 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
Our borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging and physical delivery of loan files. As of June 30, 2013, no individual loans were provided to the FHLB.
Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of quarter-end, we had approximately $1.9 million in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $108.2 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of June 30, 2013, our unpledged investment securities totaled $229.1 million.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of June 30, 2013, we had $109.5 million in brokered CDs outstanding with a weighted average remaining life of approximately 18 months, a weighted average coupon rate of 2.88% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.92%. Our CDARS product had $371 thousand at June 30, 2013, with a weighted average coupon rate of 2.70% and a weighted average remaining life of approximately 16 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. We are also approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $112.7 million at June 30, 2013. The following table illustrates our significant contractual obligations at June 30, 2013 by future payment period.

CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$355,982	$51,348	$4,664	$—	$411,994
Brokered certificates of deposit	(1)	56,726	50,808	1,976	—	109,510
CDARS®	(1)	—	371	—	—	371
Federal funds purchased and securities sold under agreements to repurchase	(2)	14,067	—	—	—	14,067
Operating lease obligations	(3)	736	2,046	1,368	2,571	6,721
Total		$427,511	$104,573	$8,008	$2,571	$542,663
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

Net cash used by operations during the first six months of 2013 totaled $10.2 million compared to net cash used in operations of $753 thousand for the same period in 2012. Net cash used in investing activities totaled $71.3 million for the six months ended June 30, 2013, compared to net cash used in investing activities of $77.4 million for the same period in 2012. The decrease in cash used is associated with an increase in the purchase of investment securities of $64.8 million, partially offset by an increase in sales of investment securities of $33.9 million and the sale of loans held-for-sale to a third party of $22.3 million. Net cash provided by financing activities was $22.2 million for the first six months of 2013 compared to net cash provided by financing activities of $11.7 million in the comparable 2012 period. The increase in cash provided by financing activities is primarily related to proceeds from issuance of common stock of $70.9 million, partially offset by a decrease in deposits of $61.1 million.

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
Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains were accreted into interest income over the remaining life of the originally hedged items. The gains were fully accreted into income at December 31, 2012. We recognized $874 thousand in interest income for the six months ended June 30, 2012.
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

The following table presents information on the cash flow and fair value hedges as of June 30, 2013.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward loan sales contracts	$3,785	$—	$(47)	$18	Various
Fair value hedges:
Zero premium collar	997	17	$—	$—	June 10, 2023
Cash flow swap	997	$—	(17)	$—	June 10, 2023
	$5,779	$17	$(64)	$18

The following table presents additional information on the active derivative positions as of June 30, 2013.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$3,785	Other assets	$47	Other liabilities	N/A	Noninterest income – other	$72
Zero premium collar	997	Other assets	$17	Other liabilities	N/A	Noninterest income – other	17
Cash flow swap	997	Other assets	N/A	Other liabilities	$17	Noninterest expense – other	17
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$3,785	N/A	N/A	Noninterest income – other	N/A

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)
Commitments to extend credit - fixed rate	$20,417	$16,312	$20,720
Commitments to extend credit - variable rate	$89,496	$94,822	$74,069
Total Commitments to extend credit	$109,913	$111,134	$94,789

Standby letters of credit	$2,821	$5,023	$4,867

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
On April 11, 2013, we completed a restructuring of the Company's Preferred Stock with the Treasury by issuing $14.9 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the Exchange Agreement, as previously included in a Current Report on Form 8-K filed on February 26, 2013, we restructured the Company's Preferred Stock issued under the Capital Purchase Program by issuing new shares of common stock equal to 26.75% of the $33 million value of the Preferred Stock plus 100% of the accrued but unpaid dividends in exchange for the Preferred Stock, all accrued but unpaid dividends thereon, and the cancellation of stock warrants granted in connection with the CPP investment. Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.
On April 12, 2013, we completed the issuance of an additional $76.2 million of new common stock in a private placement to accredited investors. The private placement was previously announced on a Current Report on Form 8-K filed on February 26, 2013, in which we announced the execution of definitive stock purchase agreements with institutional investors as part of an approximately $90 million Recapitalization. In total, we issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million. See Note 2 to our Consolidated Financial Statements for additional information.

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

June 30, 2013	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	14.1%	12.8%
Total capital to risk adjusted assets	13.0%	8.0%	15.4%	14.0%
Leverage ratio	9.0%	4.0%	8.5%	7.5%
December 31, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	4.2%	4.5%
Total capital to risk adjusted assets	13.0%	8.0%	5.5%	5.8%
Leverage ratio	9.0%	4.0%	2.3%	2.5%
June 30, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	7.9%	8.1%
Total capital to risk adjusted assets	13.0%	8.0%	9.2%	9.3%
Leverage ratio	9.0%	4.0%	4.5%	4.5%
On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).
The final rules include new or increased risk-based capital requirements that will be phased in from 2015 to 2019. The rules add a new common equity Tier 1 capital to risk-weighted assets ratio minimum of 4.5%, increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and decrease the Tier 2 capital that may be included in calculating total risk-based capital from 4.0% to 2.0%. The final rules also introduce a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and total risk-based capital requirements. The required minimum ratio of total capital to risk-weighted assets will remain 8.0% and the minimum leverage ratio will remain 4.0%. The new risk-based capital requirements (except for the capital conservation buffer) will become effective for the Company on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.
The following chart compares the risk-based capital ratios required under existing Federal Reserve rules to those prescribed under the new final rules described above:

	Current Rules	Final Rules
Common Equity Tier 1	not present	4.5%
Tier 1	4.0%	6.0%
Total Risk-Based Capital	8.0%	8.0%
Common Equity Tier 1 Capital Conservation Buffer	not present	2.5%

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company will be required to implement beginning January 1, 2015.

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Bank to be considered well-capitalized will be updated as follows:

	Current Rules	Final Rules
Total Capital	10.0%	10.0%
Tier 1 Capital	6.0%	8.0%
Common Equity Tier 1 Capital	not present	6.5%
Leverage Ratio	5.0%	5.0%

Management is currently evaluating the provisions of the final rules and their expected impact on the Company. Based on the Company's current capital composition and levels, management does not presently anticipate that the final rules present a material risk to the Company's financial condition or results of operations.

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
Dodd-Frank Act.
The bank regulatory landscape was dramatically changed by the Dodd-Frank Act, which was enacted on July 21, 2010 and which implements far-reaching regulatory reform. Among its many significant provisions, the Dodd-Frank Act:

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
The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. During 2012, the CFPB issued three proposed rulemakings covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages. The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, are scheduled to become effective in January 2014. The escrow and loan originator compensation rules became effective in June 2013. A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act will become effective in January 2014. We continue to analyze the impact that such rules may have on our business model, particularly with respect to our mortgage banking business.

RECENT ACCOUNTING PRONOUNCEMENTS
No significant new accounting guidance became effective for the six months ended June 30, 2013. As of June 30, 2013 there was no issued guidance that is expected to have a significant impact on our consolidated financial statements when adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of June 30, 2013, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points and 200 basis points (1.00% and 2.00%, respectively) over a twelve-month period. Given this scenario, as of June 30, 2013, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $4.1 million, or 19.2%, as a result of a 100 basis point decline in rates based on annualizing our financial results through June 30, 2013. The model predicts a $1.1 million increase in net interest income resulting from a 100 basis point increase in rates. Finally, the model also forecasts an $2.3 million increase in net interest income, or 10.5%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of June 30, 2013. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$17,488	$21,630	$22,724	$23,910
Dollar change net interest income	(4,142)	—	1,094	2,280
Percentage change net interest income	(19.15)%	0.00%	16.77%	10.54%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of June 30, 2013.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as the additional risk factor below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Federal Reserve has adopted new capital requirements for financial institutions that may require us to retain or raise additional capital and/or reduce dividends.

On July 2, 2013, the Federal Reserve adopted final rules that, when effective, will increase regulatory capital requirements, implement changes required by the Dodd-Frank Act and implement portions of the Basel III regulatory capital reforms.  In the future, the capital requirements for bank holding companies may require us to retain or raise additional capital, restrict our ability to pay dividends and repurchase shares of our common stock, restrict our ability to provide certain forms of discretionary executive compensation and/or require other changes to our strategic plans. While we believe our current capital levels would be adequate under the new rules, the impact of these rules cannot yet be fully understood.  The rules could restrict our ability to grow and implement our future business strategies, which could have an adverse impact on our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1
Amended and Restated Articles of Incorporation of First Security Group, Inc., incorporated by reference to Exhibit 3.1 of First Security's Registration Statement on Form S-1 dated April 25, 2013, as filed with the SEC on April 25, 2013.

3.2
Amended and Restated Bylaws of First Security Group, Inc., incorporated by reference to Exhibit 3.2 of First Security's Registration Statement on Form S-1 dated April 25, 2013, as filed with the SEC on April 25, 2103.

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

10.4
Form of Restricted Stock Award for an Employee under the 2012 Long-Term Incentive Plan, incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2013.

10.5
Form of Restricted Stock Award for a Director under the 2012 Long-Term Incentive Plan, incorporated by reference to the Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 26, 2013.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 14, 2013	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

August 14, 2013	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer