Form 10-Q
period 2013-09-30
FIRST SECURITY GROUP INC/TN
filed 2013-11-13
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 66,602,601 shares outstanding and issued as of November 13, 2013

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012	September 30, 2012
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$10,357	$12,806	$10,204
Interest Bearing Deposits in Banks	59,943	159,665	201,631
Cash and Cash Equivalents	70,300	172,471	211,835
Securities Available-for-Sale	207,009	254,057	257,263
Securities Held-to-Maturity, at amortized cost (fair value - $130,170)	129,164	—	—
Loans Held for Sale	1,661	25,920	3,857
Loans	534,627	541,130	573,365
Less: Allowance for Loan and Lease Losses	10,700	13,800	17,490
Net Loans	523,927	527,330	555,875
Premises and Equipment, net	28,810	29,304	29,540
Bank Owned Life Insurance	28,155	27,576	27,364
Intangible Assets, net	388	600	677
Other Real Estate Owned	8,662	13,441	15,803
Other Assets	13,779	12,856	15,256
TOTAL ASSETS	$1,011,855	$1,063,555	$1,117,470

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012	September 30, 2012
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$147,865	$141,400	$158,967
Interest Bearing Demand	92,108	86,575	68,387
Savings and Money Market Accounts	215,293	184,597	186,182
Certificates of Deposit less than $100 thousand	195,129	228,144	232,558
Certificates of Deposit of $100 thousand or more	170,466	201,873	204,789
Brokered Deposits	88,987	165,477	193,248
Total Deposits	909,848	1,008,066	1,044,131
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	12,657	12,481	14,691
Security Deposits	14	58	88
Other Liabilities	5,948	13,840	13,838
Total Liabilities	928,467	1,034,445	1,072,748
SHAREHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; no shares issued as of September 30, 2013; 33,000 issued as of December 31, 2012 and September 30, 2012; Liquidation value of $0 at September 30, 2013, $38,156 as of December 31, 2012 and $37,744 as of September 30, 2012	—	32,549	32,439
Common Stock – $.01 par value – 150,000,000 shares authorized; 66,602,601 shares issued as of September 30, 2013, 1,772,342 issued as of December 31, 2012, and 1,772,342 issued as of September 30, 2012	764	115	115
Paid-In Surplus	196,059	106,531	107,146
Common Stock Warrants	—	2,006	2,006
Unallocated ESOP Shares	—	—	(759)
Accumulated Deficit	(103,395)	(115,391)	(99,291)
Accumulated Other Comprehensive (Loss) Income	(10,040)	3,300	3,066
Total Shareholders’ Equity	83,388	29,110	44,722
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,011,855	$1,063,555	$1,117,470

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$6,461	$7,722	$19,537	$24,289
Investment Securities – taxable	1,321	904	3,143	2,788
Investment Securities – non-taxable	312	227	749	780
Other	77	121	338	387
Total Interest Income	8,171	8,974	23,767	28,244
INTEREST EXPENSE
Interest Bearing Demand Deposits	62	52	213	128
Savings Deposits and Money Market Accounts	188	247	628	831
Certificates of Deposit of less than $100 thousand	466	657	1,551	2,063
Certificates of Deposit of $100 thousand or more	475	631	1,558	1,948
Brokered Deposits	795	1,420	2,873	4,538
Other	20	118	51	347
Total Interest Expense	2,006	3,125	6,874	9,855
NET INTEREST INCOME	6,165	5,849	16,893	18,389
(Credit) Provision for Loan and Lease Losses	(1,632)	4,543	(1,780)	10,492
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,797	1,306	18,673	7,897
NONINTEREST INCOME
Service Charges on Deposit Accounts	798	725	2,298	2,160
Mortgage Banking Income	420	249	927	718
Gain on Sales of Securities Available-for-Sale	—	143	154	144
Other	1,296	1,577	3,876	3,967
Total Noninterest Income	2,514	2,694	7,255	6,989
NONINTEREST EXPENSES
Salaries and Employee Benefits	5,807	5,275	17,081	14,911
Expense on Premises and Fixed Assets, net of rental income	1,546	1,450	4,302	4,332
Other	4,066	6,056	16,989	18,037
Total Noninterest Expenses	11,419	12,781	38,372	37,280
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(1,108)	(8,781)	(12,444)	(22,394)
Income Tax Provision (Benefit)	322	108	358	(402)
NET LOSS	(1,430)	(8,889)	(12,802)	(21,992)
Preferred Stock Dividends	—	(413)	(929)	(1,238)
Accretion on Preferred Stock Discount	—	(108)	(452)	(318)
Effect of Exchange of Preferred Stock to Common Stock	—	—	26,179	—
NET (LOSS ALLOCATED) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(1,430)	$(9,410)	$11,996	$(23,548)
NET INCOME (LOSS) PER SHARE:
Net Income (Loss) Per Share – Basic	$(0.02)	$(5.79)	$0.30	$(14.54)
Net Income (Loss) Per Share – Diluted	$(0.02)	$(5.79)	$0.30	$(14.54)
Dividends Declared Per Common Share	$—	$—	$—	$—

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net loss	$(1,430)	$(8,889)	$(12,802)	$(21,992)
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding (losses) gains for the period	(6,300)	574	(13,251)	1,033
Reclassifications for securities transferred to held-to-maturity	8,711	—	8,711	—
Reclassification adjustment for securities gains realized in income	—	(143)	(154)	(144)
Income tax effect	—	—	—	—
Unrealized gains (losses) on available-for-sale securities	2,411	431	(4,694)	889
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	(8,711)	—	(8,711)	—
Amortization of fair value for securities held-to-maturity recognized into accumulated other comprehensive income	88	—	88	—
Income tax effect	—	—	—	—
Changes from securities held-for-maturity	(8,623)	—	(8,623)	—
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	(95)	257	(23)	(37)
Reclassification adjustment on cash flow hedges	—	(708)	—	(1,285)
Income tax effect	—	—	—	—
Changes from cash flow hedges	(95)	(451)	(23)	(1,322)
Other comprehensive loss, net of tax	(6,307)	(20)	(13,340)	(433)
Comprehensive loss	(7,737)	(8,909)	(26,142)	(22,425)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Total
Balance - December 31, 2012	$32,549	1,772	$115	$106,531	$2,006	$(115,391)	$3,300	$29,110
Net Loss	—	—	—	—	—	(12,802)	—	(12,802)
Other Comprehensive Loss	—	—	—	—	—	—	(13,340)	(13,340)
Accretion of Discount Associated with Preferred Stock	452	—	—	—	—	(452)	—	—
Preferred Stock Dividend	—	—	—	—	—	(929)	—	(929)
Conversion of Preferred Stock to Common Stock in TARP Exchange	(33,001)	9,942	99	14,814	(2,006)	26,179	—	6,085
Common Stock Issuance, net of Offering costs of $5.3 million		50,793	508	70,388			—	70,896
Common Stock Issuance associated with Exercise of Stock Options		5	—	14				14
Common Stock Issuance associated with the Rights Offering, net of Offering costs of $764 thousand		3,329	33	4,197				4,230
Issuance of Restricted Stock and Related Expense, net of forfeitures		762	9	(9)				—
Share-Based Compensation, net of forfeitures	—	—	—	124	—	—	—	124
Balance - September 30, 2013	$—	66,603	$764	$196,059	$—	$(103,395)	$(10,040)	$83,388

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,802)	$(21,992)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities -
(Credit) Provision for Loan and Lease Losses	(1,780)	10,492
Amortization, net	2,233	2,685
Share-Based Compensation	124	84
ESOP Compensation	—	69
Depreciation	1,315	1,056
Gain on Sales of Available-for-Sale Securities	(154)	(144)
Loss (Gain) on Sales of Premises and Equipment, net	18	(14)
Loss (Gain) on Sales of Other Real Estate Owned and Repossessions, net	435	(36)
Write-down of Other Real Estate Owned and Repossessions	1,997	4,500
Accretion of Fair Value Adjustment, net	(10)	(39)
Accretion of Terminated Cash Flow Swaps	—	(1,285)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	1,940	(514)
Interest Receivable	(192)	(404)
Other Assets	(1,246)	1,303
Interest Payable	(526)	45
Other Liabilities	(2,254)	(25)
Net Cash Used In Operating Activities	(10,902)	(4,219)
CASH FLOWS USED IN INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments and Calls	48,476	48,175
Sales	34,181	6,952
Purchases	(179,957)	(120,696)
Proceeds from sales of FRB Stock	—	454
Loan Originations and Principal Collections, net	1,924	(10,047)
Proceeds from Sales of Premises and Equipment	403	113
Proceeds from Sales of Other Real Estate and Repossessions	6,372	10,340
Proceeds from Sale of Loans to Third Party	22,296	—
Additions to Premises and Equipment	(1,242)	(2,047)
Capital Improvements to Other Real Estate and Repossessions	(820)	(193)
Net Cash Used In Investing Activities	(68,367)	(66,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(98,218)	24,709
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	176	171
Net Decrease of Other Borrowings	—	(58)
Net Proceeds from Issuance of Common Stock, net of offering costs	75,126	—
Proceeds from Exercise of Stock Options	14	—
Net Cash (Used in) From Financing Activities	(22,902)	24,822
NET CHANGE IN CASH AND CASH EQUIVALENTS	(102,171)	(46,346)
CASH AND CASH EQUIVALENTS – beginning of period	172,471	258,181
CASH AND CASH EQUIVALENTS – end of period	$70,300	$211,835

(See Accompanying Notes to Consolidated Financial Statements)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transferred to OREO and repossessions	$3,778	$7,082
Financed sales of OREO and repossessions	$509	$1,809
Accrued and deferred cash dividends on preferred stock	$929	$1,238
Effect of accrued and unpaid dividends on preferred stock redemption	$6,085	$—
Securities transferred from available-for-sale to held-to-maturity	$129,076	$—
Transfers of loans to loans held for sale at fair value	$—	$1,110
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$7,400	$10,003
Income taxes paid	$—	$70

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
Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – MANAGEMENT'S PLANS AND REGULATORY MATTERS
Management's Plans
After execution of the primary components of the capital plan, including the Recapitalization and Rights Offering (both defined below), the Company is focused on operating under its strategic plan for the remainder of 2013. With the execution of the capital plan, as described below, combined with the ongoing performance of the strategic plan, management expects to achieve profitability and compliance with all aspects of the regulatory agreements over the next six to twelve months.
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
As part of the Recapitalization, the Company initiated a rights offering (the "Rights Offering") during the third quarter of 2013 for shareholders of record as of April 10, 2013, the business day immediately preceding the Recapitalization (the "Legacy Shareholders"). The Rights Offering was previously announced on a Current Report on Form 8-K filed on February 26, 2013. Under the Rights Offering each Legacy Shareholder received one non-transferable subscription right to purchase two shares of the Company's common stock at the subscription price of $1.50 per share for every one share of common stock owned by such Legacy Shareholder as of the record date of April 10, 2013. Additionally, each Legacy Shareholder that fully exercised such Legacy Shareholder's subscription rights had the ability to submit an over-subscription request to purchase additional shares of common stock, subject to certain limitations and subject to allotment under the Rights Offering. On September 27, 2013, the Company completed the Rights Offering issuing 3,329,234 shares of common stock for $1.50 per share for gross proceeds of approximately $5.0 million. The Company downstreamed the net proceeds to supplement the capital of FSGBank.
During the second quarter of 2013, the Company began deploying its excess liquidity into higher earning assets. The Company deployed approximately $83.6 million of cash into the investment security portfolio during the second quarter of 2013. As of September 30, 2013, the Company reported in excess of $70 million in cash. The Company will continue to execute the strategic plan, including the balance sheet restructuring and deployment of cash, over the remainder of 2013.

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
Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve a written plan designed to maintain sufficient capital at the Company and the Bank. The Company submitted a copy of the Bank’s capital plan that had previously been submitted to the Bank’s primary regulator, the Office of the Comptroller of the Currency ("OCC"). Neither the Federal Reserve nor the OCC accepted the initially submitted capital plan. Strategic and capital plans covering three years were revised to reflect the actual terms and timing of the Recapitalization and Rights Offering and submitted to the OCC and Federal Reserve.
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
Within 120 days of the effective date of the Order, the Bank was required to achieve and thereafter maintain total capital at least equal to 13.0% of risk-weighted assets and Tier 1 capital at least equal to 9.0% of adjusted total assets (also referred to as the leverage ratio). As of September 30, 2013, the thirteenth financial reporting period subsequent to the 120 day requirement, the Bank’s total capital to risk-weighted assets was 14.9% and the Tier 1 capital to adjusted total assets was 8.3%. The Bank has notified the OCC of its compliance of the total risk-based capital ratio and non-compliance with the Tier 1 leverage capital requirements of the Order.
Effective with the Order, the Bank has been restricted from paying interest on deposits that is more than 0.75% above the rate applicable to the applicable market of the Bank as determined by the Federal Deposit Insurance Corporation ("FDIC"). Additionally, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC.
Based on the last regulatory examination, the Bank is currently deemed not in compliance with certain provisions of the Order, including the capital requirements. Management believes that the completed Recapitalization and Rights Offering as well as the full implementation of the business plan will provide compliance with most requirements of the Order. However, in determining full compliance, multiple factors may be considered, including a certain period of time after implementation. Accordingly, we can provide no assurances as to the timing, if at all, of relief from the Order.
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
The Bank was upgraded to "adequately capitalized" during May 2013. On April 23, 2013, FSGBank filed a cash contribution to capital notice with the OCC certifying a $65 million capital contribution by First Security Group into FSGBank. On September 27, 2013, First Security Group provided an additional $6.4 million cash contribution to FSGBank, consisting of the net proceeds from the Rights Offering as well as additional available cash. With the capital contributions, FSGBank's regulatory capital ratios as of September 30, 2013 were as follows: Tier 1 leverage ratio of 8.33% and total risk-based capital of 14.94%. All regulatory capital ratios exceed the percentages of a well capitalized institution as defined under applicable regulatory guidelines; however, FSGBank will continue to be classified as adequately capitalized due to the capital requirement in the Order.
The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

September 30, 2013	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	14.59%	13.68%
Total capital to risk adjusted assets	13.0%	8.0%	15.84%	14.94%
Leverage ratio	9.0%	4.0%	8.95%	8.33%

December 31, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	4.23%	4.54%
Total capital to risk adjusted assets	13.0%	8.0%	5.49%	5.80%
Leverage ratio	9.0%	4.0%	2.31%	2.48%

September 30, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	6.80%	7.00%
Total capital to risk adjusted assets	13.0%	8.0%	8.10%	8.30%
Leverage ratio	9.0%	4.0%	3.70%	3.80%
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

Changes in Other Comprehensive Income from June 30, 2013 to September 30, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, June 30, 2013	$18	$(3,751)	$—	$(3,733)
Other comprehensive loss before reclassifications	(95)	(6,300)	88	(6,307)
Reclassifications for securities transferred to held-to-maturity	—	8,711	(8,711)	—
Amounts reclassified from accumulated other comprehensive loss into earnings	—	—	—	—
Net current period other comprehensive income (loss)	(95)	2,411	(8,623)	(6,307)
Ending balance, September 30, 2013	$(77)	$(1,340)	$(8,623)	$(10,040)

Changes in Other Comprehensive Income from June 30, 2012 to September 30, 2012

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, June 30, 2012	$(669)	$3,755	$3,086
Other comprehensive income before reclassification	257	288	545
Amounts reclassified from accumulated other comprehensive income	(708)	143	(565)
Net current period other comprehensive (loss) income	(451)	431	(20)
Ending balance, September 30, 2012	$(1,120)	$4,186	$3,066

Changes in Other Comprehensive Income from December 31, 2012 to September 30, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2012	$(54)	$3,354	$—	$3,300
Other comprehensive loss before reclassification	(23)	(13,559)	88	(13,494)
Reclassifications for securities transferred to held-to-maturity	—	8,711	(8,711)	—
Amounts reclassified from accumulated other comprehensive loss into earnings	—	154	—	154
Net current period other comprehensive income (loss)	(23)	(4,694)	(8,623)	(13,340)
Ending balance, September 30, 2013	$(77)	$(1,340)	$(8,623)	$(10,040)

Changes in Other Comprehensive Income from December 31, 2011 to September 30, 2012

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2011	$202	$3,297	$3,499
Other comprehensive income before reclassification	(37)	745	708
Amounts reclassified from accumulated other comprehensive income	(1,285)	144	(1,141)
Net current period other comprehensive (loss) income	(1,322)	889	(433)
Ending balance, September 30, 2012	$(1,120)	$4,186	$3,066

For the three and nine months ended September 30, 2013, no amounts were reclassified into interest income due to gains on derivatives. For the three and nine months ended September 30, 2012, $708 thousand and $1.285 million, respectively, were reclassified into interest income due to gains on derivatives. For the three months ended September 30, 2013, there were no reclassifications from gains or losses on securities. For the nine months ended September 30, 2013, there were $154 thousand of gains reclassified from unrealized gains on available-for-sale securities to earnings as a result of sales during the period. For the three and nine months ended September 30, 2012, there were $143 thousand and $144 thousand, respectively, of gains on available-for-sale securities reclassified to earnings.

During the three months ended September 30, 2013, approximately $129 million of available-for-sale securities were transferred to the held-to-maturity classification. As of the transfer date, the securities held an unrealized loss of approximately $8.7 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified into accumulated other comprehensive income over the remaining life of the security. For the three months ended September 30, 2013, approximately $88 thousand of the unrealized loss was reclassified into other comprehensive income.

NOTE 4 –SHARE-BASED COMPENSATION
As of September 30, 2013, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the 2012 LTIP), the 2002 Long-Term Incentive Plan (the 2002 LTIP) and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.

During the Company's participation in TARP CPP, the terms of awards were also subject to compliance with applicable TARP compensation regulations.
The 2012 LTIP was approved by the shareholders of the Company at the 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock (Awards). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of September 30, 2013, the number of shares available under the 2012 LTIP for future grants was 3,219,275.
The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 10-for-1 reverse stock split in 2011, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a 10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of September 30, 2013, there are no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2011, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of September 30, 2013, there are no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Stock option compensation expense	$88	$2	$149	$3
Stock option compensation expense, net of tax [1]	$58	$1	$98	$2
__________________
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the nine months ended September 30, 2013, 5,000 shares were exercised for gross proceeds of $14 thousand. No options were exercised in three months ended September 30, 2013 or in the nine months ended September 30, 2012.

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
Options granted during the nine months ended September 30, 2013 totaled 2.2 million. The fair value of options granted during the nine months ended September 30, 2013 and September 30, 2012 was determined using the following weighted-average assumptions as of the grant date.

	As of September 30, 2013	As of September 30, 2012
Risk-free interest rate	2.00%	1.29%
Expected term, in years	6.5	6.5
Expected stock price volatility	44.09%	67.89%
Dividend yield	—%	—%

The following table represents stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	135,176	$25.54
Granted	2,158,250	$2.33
Exercised	(5,000)	$2.80
Forfeited	(9,616)	$74.00
Outstanding, September 30, 2013	2,278,810	$3.40	9.69	$—
Exercisable, September 30, 2013	56,396	$44.93	5.91	—	[1]
__________________
1 As of September 30, 2013, the exercise price of all exercisable options exceeded the closing price of the Company's common stock of $2.17, resulting in no intrinsic value.
As of September 30, 2013, shares available for future option grants to employees and directors under existing plans were zero, zero and 3,219,275 for the 1999 LTIP, 2002 LTIP and 2012 LTIP, respectively.
As of September 30, 2013, there was $2.3 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.76 years.
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
On April 11, 2013, approximately 107,175 restricted stock shares or 75% of all unvested restricted stock awards to employees were forfeited in connection with the application of TARP CPP regulations to the Recapitalization. As none of these shares had vested, the reversal of previously recognized expense was recorded during the quarter of the forfeitures.

As of September 30, 2013, unearned share-based compensation associated with these awards totaled $2.0 million. The Company recognized compensation expense (benefit), net of forfeitures, of $109 thousand and $(25) thousand for the three and nine months ended September 30, 2013, respectively and $31 thousand and $53 thousand for the three and nine months ended September 30, 2012, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 2.74 years.
The following table represents restricted stock activity for the period ended September 30, 2013:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	129,781		$2.85
Granted	874,900		$2.33
Vested	(40)
Forfeited	(113,875)
Nonvested, September 30, 2013	890,766	[1]	$2.35
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,430)	$(8,889)	$(12,802)	$(21,992)
Preferred stock dividends	—	(413)	(929)	(1,238)
Accretion of preferred stock discount	—	(108)	(452)	(318)
Dividends and undistributed earnings allocated on participating securities	—	—	(88)	—
Effect of exchange of preferred stock to common stock	—	—	26,179	—
Net income (loss) allocated to common shareholders	$(1,430)	$(9,410)	$11,908	$(23,548)
Denominator:
Weighted average common shares outstanding including participating securities	63,280	1,753	40,317	1,731
Less: Participating securities	680	127	297	112
Weighted average basic common shares outstanding	62,600	1,626	40,020	1,619
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—	—	—
Weighted average diluted common shares outstanding	62,600	1,626	40,020	1,619
Net earnings (loss) per share:
Basic	$(0.02)	$(5.79)	$0.30	$(14.54)
Diluted	$(0.02)	$(5.79)	$0.30	$(14.54)

For the three and nine months ended September 30, 2013, there were no equivalent shares included in the computation of diluted earnings per share. Due to the net loss allocated to common shareholders for both prior periods shown, all stock options, stock warrants and restricted stock grants are considered anti-dilutive and are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012. As of September 30, 2013 and September 30, 2012 a total of 3.2 million and 327 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive, respectively.

NOTE 6 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	(in thousands)
September 30, 2013
Debt securities—
Federal agencies	$6,177	$208	$251	$6,134
Mortgage-backed—residential	146,521	1,849	1,942	146,428
Municipals	33,336	548	504	33,380
Other	21,343	21	297	21,067
Total	$207,377	$2,626	$2,994	$207,009

December 31, 2012
Debt securities—
Federal agencies	$57,393	$256	$104	$57,545
Mortgage-backed—residential	157,191	3,424	138	160,477
Municipals	35,088	1,028	122	35,994
Other	61	—	20	41
Total	$249,733	$4,708	$384	$254,057

September 30, 2012
Debt securities—
Federal agencies	$32,286	$163	$2	$32,447
Mortgage-backed—residential	190,702	4,130	167	194,665
Municipals	29,057	1,158	106	30,109
Other	61	—	19	42
Total	$252,106	$5,451	$294	$257,263

The following table presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity	(in thousands)
September 30, 2013
Debt securities—
Federal agencies	$61,292	$447	$214	$61,525
Mortgage-backed—residential	40,271	377	47	40,601
Municipals	27,601	572	129	28,044
Total	$129,164	$1,396	$390	$130,170

During the third quarter of 2013, federal agency, mortgage-backed residential and municipal securities with a fair value of $129.1 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $8.7 million unrealized holding loss at the date of transfer will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment of yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized.
During the three months ended September 30, 2013, the Company had no sales of securities. During the nine months ended September 30, 2013, the Company sold one federal agency security resulting in proceeds of $1.0 million and gross gains of less than $1 thousand and sold 54 mortgage backed securities resulting in proceeds of approximately $33.2 million, gross gains of $344 thousand and gross losses of $190 thousand. During the three months ended September 30, 2012, the Company sold 21 municipal securities and one mortgage-backed security resulting in proceeds of $6.7 million and gross gains of $143 thousand. During the the nine months ended September 30, 2012, the Company sold 22 municipal securities and one mortgage-backed security for $7.0 million and a gross gain of $144 thousand.
At September 30, 2013, December 31, 2012 and September 30, 2012, available-for-sale securities with a carrying value of $35.1 million, $28.1 million and $28.7 million, respectively, were pledged to secure public deposits. At September 30, 2013, December 31, 2012 and September 30, 2012, the carrying amount of available-for-sale securities pledged to secure repurchase agreements was $19.6 million, $18.5 million and $18.6 million, respectively. At September 30, 2013, December 31, 2012 and September 30, 2012, available-for-sale securities of $6.9 million, $6.5 million and $6.6 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At September 30, 2013, December 31, 2012 and September 30, 2012 the carrying amount of available-for-sale securities pledged to secure lines of credit with the Federal Home Loan Bank (the "FHLB") totaled $53.3 million, $5.5 million and $10.8 million, respectively. At September 30, 2013, pledged and unpledged available-for-sale securities totaled $90.3 million and $116.7 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2013.

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$1,591	$1,611	$—	$—
Over 1 year through 5 years	11,725	12,014	7,003	6,813
5 years to 10 years	27,467	27,126	58,886	60,885
Over 10 years	20,073	19,830	23,004	21,871
	60,856	60,581	88,893	89,569
Mortgage-backed residential securities	146,521	146,428	40,271	40,601
Total	$207,377	$207,009	$129,164	$130,170

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of the Company's held-to-maturity investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013, December 31, 2012 and September 30, 2012.

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale	(in thousands)
September 30, 2013
Federal agencies	$13,043	$251	$—	$—	$13,043	$251
Mortgage-backed—residential	82,545	1,942	—	—	82,545	1,942
Municipals	13,377	504	—	—	13,377	504
Other	16,991	291	55	6	17,046	297
Totals	$125,956	$2,988	$55	$6	$126,011	$2,994
December 31, 2012
Federal agencies	$20,199	$104	$—	$—	$20,199	$104
Mortgage-backed—residential	15,509	138	—	—	15,509	138
Municipals	8,012	122	—	—	8,012	122
Other	—	—	41	20	41	20
Totals	$43,720	$364	$41	$20	$43,761	$384
September 30, 2012
Federal agencies	$998	$2	$—	$—	$998	$2
Mortgage-backed—residential	29,165	167	—	—	29,165	167
Municipals	5,796	106	—	—	5,796	106
Other	—	—	42	19	42	19
Totals	$35,959	$275	$42	$19	$36,001	$294

	Less than 12 months		12 months or greater		Totals
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-To-Maturity	(in thousands)
September 30, 2013
Federal agencies	$13,919	$214	$—	$—	$13,919	$214
Mortgage-backed—residential	17,552	47	—	—	17,552	47
Municipals	4,225	129	—	—	4,225	129
Other	—	—	—	—	—	—
Totals	$35,696	$390	$—	$—	$35,696	$390

There were no securities held-to-maturity for the periods ended December 31, 2012 and September 30, 2012.
As of September 30, 2013, the Company performed an impairment assessment of the available-for-sale securities in its portfolio that had unrealized losses and the held-to-maturity portfolio that had unrecognized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of September 30, 2013, gross unrealized losses in the Company’s available-for-sale portfolio totaled $3.0 million, compared to $384 thousand as of December 31, 2012 and $294 thousand as of September 30, 2012. As of September 30, 2013, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $390 thousand. As of September 30, 2013, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of thirty-two securities), municipals (consisting of twenty-six securities) and federal agencies (consisting of one securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of six securities), municipals (consisting of eleven securities) and federal agencies (consisting of eleven securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between December 31, 2012 and September 30, 2013, the rate on the 10-year U.S. Treasury increased from approximately 1.78% to 2.64%. As this represented a substantive increase in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to nine corporate notes and one pooled trust preferred security. The unrealized loss in the corporate notes is primarily due to changes in interest rates subsequent to purchase. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at September 30, 2013 are considered temporary.

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
Other loans held-for-sale consisted of residential 1-4 family loans and totaled $1.7 million, $3.6 million and $3.9 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. In the tables below, the residential 1-4 family real estate loans have been split out between loan originated to be held-for-sale and those loans that were transferred into the loans held-for-sale category. Amounts listed in all other loan categories are from loans transferred to loans held-for-sale.

Loans held for sale by type are summarized as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$1,661	$3,624	$3,857
Residential 1-4 family transferred to held-for-sale	—	7,964	—
Commercial	—	6,906	—
Construction	—	2,537	—
Multi-family and farmland	—	3,962	—
Total Real Estate	1,661	24,993	3,857
Commercial loans	—	895	—
Consumer installment loans	—	32	—
Total loans held for sale	$1,661	$25,920	$3,857

Loans held-for-sale at September 30, 2013 and 2012 of $1.7 million and $3.9 million, respectively, were all rated as pass. The following table presents the Company’s internal risk rating by loan classification for loans held for sale as of December 31, 2012:

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

Nonaccrual loans held for sale were $13.4 million at December 31, 2012. There were no non-accrual loans held for sale at September 30, 2013 or 2012. The following table provides nonaccrual loans held for sale by type:

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

The following table provides the past due status for all loans held for sale as of December 31, 2012. Nonaccrual loans are included in the applicable classification. There were no past due loans held for sale at September 30, 2013 or 2012.

As of December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Residential 1-4 family originated to be held-for-sale	$—	$—	$—	$3,624	$3,624	$—
Residential 1-4 family transferred to held-for-sale	436	697	1,133	6,831	7,964	697
Real estate: Commercial	63	—	63	6,843	6,906	—
Real estate: Construction	16	—	16	2,521	2,537	—
Real estate: Multi-family and farmland	1,428	—	1,428	2,534	3,962	—
Subtotal of real estate secured loans	1,943	697	2,640	22,353	24,993	697
Commercial	292	21	313	582	895	21
Consumer	—	—	—	32	32	—
Leases	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$2,235	$718	$2,953	$22,967	$25,920	$718

NOTE 8 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	September 30, 2013	December 31, 2012	September 30, 2012
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$173,446	$188,191	$200,566
Commercial	222,603	221,655	232,470
Construction	42,364	33,407	37,744
Multi-family and farmland	18,844	17,051	24,075
	457,257	460,304	494,855
Commercial loans	50,879	61,398	58,045
Consumer installment loans	21,586	13,387	14,757
Leases, net of unearned income	42	568	771
Other	4,863	5,473	4,937
Total loans	534,627	541,130	573,365
Allowance for loan and lease losses	(10,700)	(13,800)	(17,490)
Net loans	$523,927	$527,330	$555,875
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

The following table presents an analysis of the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and September 30, 2012. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $18 thousand for the three and nine months ended September 30, 2013 and September 30, 2012, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $276 thousand, $258 thousand and $252 thousand at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.
Allowance for Loan and Lease Losses
For the Three Months Ended September 30, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, June 30, 2013	$5,167	$3,516	$1,230	$1,128	$1,071	$159	$9	$20	$12,300
Charge-offs	(256)	(118)	(34)	(36)	(4)	(127)	—	—	(575)
Recoveries	46	248	182	5	14	64	46	2	607
Provision (Credit)	(723)	(771)	(30)	(29)	(61)	37	(47)	(8)	(1,632)
Ending balance, September 30, 2013	$4,234	$2,875	$1,348	$1,068	$1,020	$133	$8	$14	$10,700
Allowance for Loan and Lease Losses
For the Nine Months Ended September 30, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800
Charge-offs	(1,324)	(531)	(503)	(36)	(31)	(460)	—	—	(2,885)
Recoveries	281	313	312	15	218	289	133	4	1,565
Provision (Credit)	(930)	(643)	872	348	(1,270)	32	(172)	(17)	(1,780)
Ending balance, September 30, 2013	$4,234	$2,875	$1,348	$1,068	$1,020	$133	$8	$14	$10,700

Allowance for Loan and Lease Losses
For the Three Months Ended September 30, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, June 30, 2012	$6,064	$5,137	$1,668	$1,592	$4,633	$359	$125	$22	$19,600
Charge-offs	(644)	(2,801)	(2,334)	(13)	(2,388)	(166)	(1)	—	(8,347)
Recoveries	53	8	467	3	109	385	668	1	1,694
Provision (Credit)	1,321	2,319	1,256	58	473	(181)	(705)	2	4,543
Ending balance, September 30, 2012	$6,794	$4,663	$1,057	$1,640	$2,827	$397	$87	$25	$17,490

Allowance for Loan and Lease Losses
For the Nine Months Ended September 30, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600
Charge-offs	(2,532)	(3,930)	(5,246)	(28)	(2,659)	(304)	(864)	(3)	(15,566)
Recoveries	145	116	991	9	340	479	877	7	2,964
Provision (Credit)	2,813	2,250	3,827	931	1,497	(183)	(644)	1	10,492
Ending balance, September 30, 2012	$6,794	$4,663	$1,057	$1,640	$2,827	$397	$87	$25	$17,490

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of September 30, 2013.
As of September 30, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,424	$—	$358	$—	$26	$—	$—	$—	$1,808	$—
Collectively evaluated	172,022	4,234	222,245	2,875	42,338	1,348	18,844	1,068	455,449	9,525
Total evaluated	$173,446	$4,234	$222,603	$2,875	$42,364	$1,348	$18,844	$1,068	$457,257	$9,525

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$756	$—	$—	$—	$—	$—	$—	$—	$2,564	$—
Collectively evaluated	50,123	1,020	21,586	133	42	8	4,863	14	532,063	10,700
Total evaluated	$50,879	$1,020	$21,586	$133	$42	$8	$4,863	$14	$534,627	$10,700

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2012.
As of December 31, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$457	$—	$727	$—	$1,783	$—	$—	$—	$2,967	$—
Collectively evaluated	187,734	6,207	220,928	3,736	31,624	667	17,051	741	457,337	11,351
Total evaluated	$188,191	$6,207	$221,655	$3,736	$33,407	$667	$17,051	$741	$460,304	$11,351

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,077	$50	$—	$—	$392	$—	$—	$—	$5,436	$50
Collectively evaluated	59,321	2,053	13,387	272	176	47	5,473	27	535,694	13,750
Total evaluated	$61,398	$2,103	$13,387	$272	$568	$47	$5,473	$27	$541,130	$13,800

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of September 30, 2012.
As of September 30, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$4,214	$82	$9,183	$16	$4,091	$—	$805	$—	$18,293	$98
Collectively evaluated	196,352	6,712	223,287	4,647	33,653	1,057	23,270	1,640	476,562	14,056
Total evaluated	$200,566	$6,794	$232,470	$4,663	$37,744	$1,057	$24,075	$1,640	$494,855	$14,154

	Commercial		Consumer		Leases		Other and Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,297	$—	$—	$—	$422	$—	$—	$—	$20,012	$98
Collectively evaluated	56,748	2,827	14,757	397	349	87	4,937	25	553,353	17,392
Total evaluated	$58,045	$2,827	$14,757	$397	$771	$87	$4,937	$25	$573,365	$17,490

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
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2013:
As of September 30, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$152,115	$9,182	$10,725	$1,424	$173,446
Real estate: Commercial	207,015	5,206	10,024	358	222,603
Real estate: Construction	37,723	83	4,532	26	42,364
Real estate: Multi-family and farmland	16,947	999	898	—	18,844
Commercial	44,572	2,868	2,683	756	50,879
Consumer	21,228	79	279	—	21,586
Leases	—	—	42	—	42
Other	4,810	—	53	—	4,863
Total Loans	$484,410	$18,417	$29,236	$2,564	$534,627

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2012:

As of December 31, 2012
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2012:

As of September 30, 2012
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$169,964	$7,355	$19,033	$4,214	$200,566
Real estate: Commercial	205,863	3,319	14,105	9,183	232,470
Real estate: Construction	30,750	108	2,795	4,091	37,744
Real estate: Multi-family and farmland	14,233	2,180	6,857	805	24,075
Commercial	43,690	857	12,201	1,297	58,045
Consumer	14,136	80	541	—	14,757
Leases	—	196	153	422	771
Other	4,828	—	109	—	4,937
Total Loans	$483,464	$14,095	$55,794	$20,012	$573,365
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $2.6 million, $5.4 million and $20.0 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the three and nine months ended September 30, 2013 and 2012.

The following table presents additional information on the Company’s impaired loans as of September 30, 2013, December 31, 2012 and September 30, 2012:

	As of September 30, 2013				As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$1,424	$1,641	$—	$2,815	$457	$529	$—	$3,474
Real estate: Commercial	358	393	—	5,795	727	4,438	—	10,099
Real estate: Construction	26	472	—	4,635	1,783	2,512	—	9,875
Real estate: Multi-family and farmland	—	—	—	685	—	—	—	1,071
Commercial	756	1,894	—	1,911	2,027	3,062	—	2,214
Consumer	—	—	—	50	—	—	—	385
Leases	—	—	—	367	392	392	—	684
Total	$2,564	$4,400	$—	$16,258	$5,386	$10,933	$—	27,802
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$306	$—	$—	$—	425
Real estate: Commercial	—	—	—	334	—	—	—	445
Real estate: Construction	—	—	—	1,167	—	—	—	2,214
Real estate: Multi-family and farmland	—	—	—	71	—	—	—	71
Commercial	—	—	—	360	50	95	50	1,074
Consumer	—	—	—	—	—	—	—	96
Leases	—	—	—	—	—	—	—	108
Total	—	—	—	2,238	50	95	50	4,433
Total impaired loans	$2,564	$4,400	$—	$18,496	$5,436	$11,028	$50	32,235

	As of September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$3,910	$4,355	$—	$3,529
Real estate: Commercial	8,699	14,167	—	10,639
Real estate: Construction	4,091	9,761	—	9,383
Real estate: Multi-family and farmland	805	909	—	859
Commercial	1,297	2,523	—	1,975
Consumer	—	—	—	418
Leases	422	422	—	616
Other	—	—	—	—
Total	$19,224	$32,137	$—	$27,419
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$304	$332	$82	$359
Real estate: Commercial	484	484	16	381
Real estate: Construction	—	—	—	1,945
Real estate: Multi-family and farmland	—	—	—	89
Commercial	—	—	—	1,330
Consumer	—	—	—	—
Leases	—	—	—	135
Total	788	816	98	4,239
Total impaired loans	$20,012	$32,953	$98	$31,658

Nonaccrual loans were $6.8 million, $11.7 million and $32.3 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The following table provides nonaccrual loans by type:

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$3,464	$3,906	$10,269
Real estate: Commercial	939	1,814	11,513
Real estate: Construction	461	2,549	5,579
Real estate: Multi-family and farmland	57	94	1,314
Commercial	1,605	2,524	2,654
Consumer and other	257	375	429
Leases	20	436	496
Total Loans	$6,803	$11,698	$32,254

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of September 30, 2013
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,761	$2,328	$5,089	$168,357	$173,446	$496
Real estate: Commercial	780	1,419	2,199	220,404	222,603	—
Real estate: Construction	37	496	533	41,831	42,364	—
Real estate: Multi-family and farmland	—	119	119	18,725	18,844	13
Subtotal of real estate secured loans	3,578	4,362	7,940	449,317	457,257	509
Commercial	120	1,303	1,423	49,456	50,879	—
Consumer	9	250	259	21,327	21,586	—
Leases	—	42	42	—	42	—
Other	—	—	—	4,863	4,863	—
Total Loans	$3,707	$5,957	$9,664	$524,963	$534,627	$509

As of December 31, 2012
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,189	$3,066	$6,255	$181,936	$188,191	$312
Real estate: Commercial	885	1,973	2,858	218,797	221,655	159
Real estate: Construction	626	1,653	2,279	31,128	33,407	—
Real estate: Multi-family and farmland	255	89	344	16,707	17,051	—
Subtotal of real estate secured loans	4,955	6,781	11,736	448,568	460,304	471
Commercial	1,223	2,360	3,583	57,815	61,398	463
Consumer	107	270	377	13,010	13,387	—
Leases	28	435	463	105	568	4
Other	—	—	—	5,473	5,473	—
Total Loans	$6,313	$9,846	$16,159	$524,971	$541,130	$938

As of September 30, 2012
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,462	$8,356	$11,818	$188,748	$200,566	$1,592
Real estate: Commercial	4,451	9,321	13,772	218,698	232,470	577
Real estate: Construction	49	5,584	5,633	32,111	37,744	182
Real estate: Multi-family and farmland	1,266	798	2,064	22,011	24,075	187
Subtotal of real estate secured loans	9,228	24,059	33,287	461,568	494,855	2,538
Commercial	962	2,644	3,606	54,439	58,045	34
Consumer	28	294	322	14,435	14,757	—
Leases	87	481	568	203	771	—
Other	—	—	—	4,937	4,937	—
Total Loans	$10,305	$27,478	$37,783	$535,582	$573,365	$2,572

As of September 30, 2013, the Company had four loans, not on non-accrual, that were considered troubled debt restructurings. One commercial loan of $629 thousand was restructured to an extended term to assist the borrower by reducing the monthly payments. Two residential loans of $283 thousand were restructured with lower interest rates and payments and one consumer loan of $22 thousand was restructured with lower payments. As of September 30, 2013, these loans are performing under the modified terms.
The Company had $1.0 million and $1.8 million in troubled debt restructurings outstanding as of September 30, 2013 and 2012, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and September 30, 2012. The Company has not committed to lend additional amounts as of September 30, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed one modification totaling $22 thousand that would qualify as a troubled debt restructuring during the three months ended September 30, 2013. The company completed two modifications totaling $227 thousand that would qualify as a troubled debt restructuring for the three and nine months ended September 30, 2012. The Company completed three modifications totaling $121 thousand that would qualify as a troubled debt restructuring during the nine months ended September 30, 2013.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Residential	—	$—	$—	1	$235	$—
Commercial	—	—	—	2	1,352	794
Total	—	$—	$—	3	$1,587	$794

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Residential	1	$70	$70	1	$235	$—
Commercial	—	—	—	2	1,352	794
Total	1	$70	$70	3	$1,587	$794
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in zero charge offs during the three and nine months ended September 30, 2013, and zero and $828 thousand in charge offs during the three and nine months ended September 30, 2012, respectively.

NOTE 9 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Other noninterest income—	(in thousands)
Point-of-service fees	401	339	1,171	1,033
Bank-owned life insurance income	237	352	720	778
Trust fees	193	122	527	392
Gain on sale of other real estate owned	187	497	640	798
All other items	278	267	818	966
Total other noninterest income	$1,296	$1,577	$3,876	$3,967
Other noninterest expense—
Professional fees	$839	$796	$3,823	$2,641
FDIC insurance	150	750	2,150	2,077
Data processing	305	728	978	1,571
Write-downs on other real estate owned and repossessions	374	1,314	1,997	4,500
Losses on other real estate owned, repossessions and fixed assets	46	120	206	749
Non-performing asset expenses	165	503	1,440	1,516
Communications	121	129	331	375
ATM/Debit Card fees	144	138	476	376
Insurance	523	426	1,873	1,038
OCC Assessments	125	127	376	377
Intangible asset amortization	67	93	213	305
All other items	1,207	932	3,126	2,512
Total other noninterest expense	$4,066	$6,056	$16,989	$18,037

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2013, December 31, 2012 and September 30, 2012 was as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Commitments to extend credit - fixed rate	$29,464	$16,312	$20,430
Commitments to extend credit - variable rate	$90,086	$94,822	$81,722
Total commitments to extend credit	$119,550	$111,134	$102,152

Standby letters of credit	$3,308	$5,023	$4,867

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

The Company recognized a $26.2 million credit to retained earnings for the nine months ended September 30, 2013, for the difference between the carrying amount of preferred stock and the amount paid to redeem the shares. The net increase to shareholders' equity as a result of the CPP Restructuring was $6.1 million.
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
Common Stock Rights Offering
As part of the Recapitalization, the Company initiated a rights offering during the third quarter of 2013 for shareholders of record as of April 10, 2013, the business day immediately preceding the Recapitalization. The Rights Offering was previously announced on a Current Report on Form 8-K filed on February 26, 2013. Under the Rights Offering each Legacy Shareholder received one non-transferable subscription right to purchase two shares of the Company's common stock at the subscription price of $1.50 per share for every one share of common stock owned by such Legacy Shareholder as of the record date of April 10, 2013. Additionally, each Legacy Shareholder that fully exercised such Legacy Shareholder's subscription rights had the ability to submit an over-subscription request to purchase additional shares of common stock, subject to certain limitations and subject to allotment under the Rights Offering. On September 27, 2013, the Company completed the Rights Offering issuing 3,329,234 shares of common stock for $1.50 per share for gross proceeds of approximately $5.0 million. The Company downstreamed the net proceeds to supplement the capital of FSGBank.
Common Stock Dividends
On September 7, 2010, the Company entered into the Agreement with the Federal Reserve. Pursuant to the Agreement, the Company is prohibited from declaring or paying dividends without prior written consent from the Federal Reserve. See Note 2 for additional information regarding the Agreement.
Preferred Stock
Prior to the CPP Restructuring, the Company's Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum. Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company recognized zero and $929 thousand in dividends for the Preferred Stock for the three and nine months ended ended September 30, 2013, respectively, compared to $413 thousand and $1.2 million for the three and nine months ended September 30, 2012, respectively. For the three months ended September 30, 2013 and 2012, the Company recognized zero and $108 thousand, respectively, in discount accretion on the Preferred Stock. For the nine months ended September 30, 2013 and 2012, the Company recognized $452 thousand and $318 thousand, respectively, in discount accretion on the Preferred Stock.

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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company evaluates the valuation allowance quarterly. Positive evidence includes the existence of taxes paid in available carryback years. Negative evidence includes a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of September 30, 2013, the valuation allowance totals $58.0 million resulting in a net deferred tax asset of zero.
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
For the three and nine months ended September 30, 2013, the Company recognized an income tax provision of $322 thousand and $358 thousand, respectively. For the three and nine months ended September 30, 2012, the Company recognized an income tax provision of $108 thousand and an income tax benefit of $402 thousand, respectively. The following reconciles the income tax provision to Federal taxes at the statutory rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Federal taxes at statutory tax rate	$(377)	$(2,985)	$(4,231)	$(7,614)
Tax exempt earnings on loans and securities	(106)	(77)	(255)	(265)
Tax exempt earnings on bank owned life insurance	(57)	(120)	(176)	(265)
Low-income housing tax credits	(83)	(91)	(250)	(272)
Other, net	16	68	43	124
State tax provision, net of federal effect	(63)	(366)	(566)	(937)
Change in reserve for uncertain tax positions	—	—	—	(727)
Changes in the deferred tax asset valuation allowance	992	3,679	5,793	9,554
Income tax provision (benefit)	$322	$108	$358	$(402)

The increases in the deferred tax valuation allowance offset the income tax benefits and provision recognized for the three and nine months ended September 30, 2013. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.
The Company evaluated its material tax positions as of September 30, 2013. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$6,134	$—	$6,134
Mortgage-backed—residential	—	146,428	—	146,428
Municipals	—	33,380	—	33,380
Other	—	21,012	55	21,067
Total securities available-for-sale	$—	$206,954	$55	$207,009
Loans held for sale	$—	$1,661	$—	$1,661
Zero premium collar	$—	$33	$—	$33
Financial liabilities
Forward loan sales contracts	$—	$49	$—	$49
Cash flow swap	$—	$33	$—	$33

	Fair Value Measurements at
	December 31, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$57,545	$—	$57,545
Mortgage-backed—residential	—	160,477	—	160,477
Municipals	—	35,994	—	35,994
Other	—	—	41	41
Total securities available-for-sale	$—	$254,016	$41	$254,057
Loans held for sale	$—	$3,624	$—	$3,624
Financial liabilities
Forward loan sales contracts	$—	$25	$—	$25

	Fair Value Measurements at
	September 30, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$32,447	$—	$32,447
Mortgage-backed—residential	—	194,665	—	194,665
Municipals	—	29,523	586	30,109
Other	—	—	42	42
Total securities available-for-sale	$—	$256,635	$628	$257,263
Loans held for sale	$—	$3,857	$—	$3,857
Financial liabilities
Forward loan sales contracts	$—	$139	$—	$139

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of September 30, 2013 and 2012.

September 30, 2013

	Balance as of December 31, 2012	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of September 30, 2013
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$41	14	—	—	$55

September 30, 2012

	Balance as of December 31, 2011	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of September 30, 2012
	(in thousands)
Financial assets
Securities available-for-sale—
Municipals	$1,339	(18)	(735)	—	$586
Other	$36	33	(27)	—	$42

At September 30, 2013, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.
The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the nine months ended September 30, 2013.

	Carrying Value as of September 30, 2013	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2013
	(in thousands)
Other real estate owned –
Construction/development loans	$3,860	$—	$—	$3,860	$(3,914)
Residential real estate loans	1,555	—	—	1,555	(570)
Multi-family and farmland	381	—	—	381	(263)
Commercial real estate loans	2,519	—	—	2,519	(1,930)
Commercial and industrial loans	347	—	—	347	(150)
Other real estate owned	8,662	—	—	8,662	(6,827)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	1,102	—	—	1,102	—
Real Estate: Commercial	358	—	—	358	—
Real Estate: Construction	26	—	—	26	—
Commercial	436	—	—	436	—
Collateral-dependent loans	1,922	—	—	1,922	—
Totals	$10,584	$—	$—	$10,584	$(6,827)

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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the nine months ended September 30, 2012.

	Carrying Value as of September 30, 2012	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2012
	(in thousands)
Other real estate owned -
Construction/development loans	$5,644	$—	$—	$5,644	$(1,374)
Residential real estate loans	2,104	—	—	2,104	(266)
Multi-family and farmland loans	972	—	—	972	(131)
Commercial real estate loans	4,539	—	—	4,539	(1,124)
Other real estate owned	13,259	—	—	13,259	(2,895)

Collateral-dependent loans -
Real Estate: Residential 1-4 family	3,496	—	—	3,496	(74)
Real Estate: Commercial	8,109	—	—	8,109	(16)
Real Estate: Construction	2,774	—	—	2,774	—
Real Estate: Multi-family and farmland	339	—	—	339	—
Commercial	2,829	—	—	2,829	—
Collateral-dependent loans	17,547	—	—	17,547	(90)
Totals	$30,806	$—	$—	$30,806	$(2,985)
For the nine month period ended September 30, 2013, the Company established, increased or decreased its valuation allowance on $8.7 million of other real estate owned. The Company recorded write-downs on other real estate owned of $374 thousand and $2.0 million during the three and nine months ended September 30, 2013, respectively, and $1.3 million and $4.5 million during the three and nine months ended September 30, 2012, respectively. For collateral-dependent loans, no provision for loan loss was recorded during the three and nine months ended September 30, 2013, as compared to $337 thousand and $4.9 million for the same periods in the prior year. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2013 or 2012. There were no transfers between Level 1 and Level 2 during 2013 or 2012.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. As of September 30, 2013, the adjustments between the appraised property and the comparison property range from (75.8)% to 102.9% with a weighted average adjustment of 0.18%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provided capitalization rates up to 11.0% with a weighted average of 7.12%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17% as of September 30, 2013.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at September 30, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$358	Sales comparison approach	Adjustment for differences between the comparable sales	(70.0)%	210.1%	(14.3)%
		Income Approach	Capitalization rate	9.0%	12.5%	10.1%
Impaired Loans - Residential	1,102	Sales comparison approach	Adjustment for differences between the comparable sales	(68.0)%	183.9%	3.7%
		Income Approach	Capitalization rate	9.2%	10.8%	9.8%
Impaired Loans - Commercial	436	Sales comparison approach	Adjustment for differences between the comparable sales	(32.0)%	30.0%	(0.1)%
OREO-Residential	1,555	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	31.3%	(1.0)%
OREO-Commercial	2,519	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	100.0%	(1.2)%
		Income Approach	Capitalization rate	8.9%	10.5%	9.5%
OREO-Construction	3,860	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	90.0%	2.4%
OREO- Commercial and industrial	347	Sales comparison approach	Adjustment for differences between the comparable sales	(63.9)%	102.9%	(2.6)%
		Income Approach	Capitalization rate	9.5%	11.0%	10.5%
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

For impaired loans and OREO properties at September 30, 2012, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (85.0)% to 131.8% with a weighted average adjustment of 4.6%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided a range of capitalization rates between 8.5% to 18.0% with a weighted average of 10.6%. The Company's third-party appraisals provided a range of adjustments to net operating income expectations of (60.0)% to 100.0% with a weighted average of 18.8%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of September 30, 2012.

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

The following table presents the estimated fair values of the Company’s financial instruments at September 30, 2013, December 31, 2012 and September 30, 2012.

		Fair Value Measurements at
		September 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,357	$10,357	$—	$—	$10,357
Interest bearing deposits in banks	59,943	59,943	—	—	59,943
Securities available-for-sale	207,009	—	206,954	55	207,009
Securities held-to-maturity	129,164	—	130,170	—	130,170
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	1,661	—	1,661	—	1,661
Loans, net	523,927	—	—	533,404	533,404
Accrued interest receivable	3,165	—	1,381	1,784	3,165
Financial liabilities
Deposits	909,848	455,266	458,257	—	913,523
Federal funds purchased and securities sold under agreements to repurchase	12,657	12,657	—	—	12,657
Accrued interest payable	1,039	9	1,030	—	1,039

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$12,806	$12,806	$—	$—	$12,806
Interest bearing deposits in banks	159,665	159,665	—	—	159,665
Securities available-for-sale	254,057	—	254,016	41	254,057
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	25,920	—	3,624	22,296	25,920
Loans, net	527,330	—	—	545,076	545,076
Accrued interest receivable	2,973	—	947	2,026	2,973
Financial liabilities
Deposits	1,008,066	412,572	600,226	—	1,012,798
Federal funds purchased and securities sold under agreements to repurchase	12,481	12,481	—	—	12,481
Accrued interest payable	1,565	12	1,553	—	1,565

		Fair Value Measurements at
		September 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,204	$10,204	$—	$—	$10,204
Interest bearing deposits in banks	201,631	201,631	—	—	201,631
Securities available-for-sale	257,263	—	256,635	628	257,263
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,856	N/A	N/A	N/A	N/A
Loans held for sale	3,857	—	3,857	—	3,857
Loans, net	555,875	—	—	564,930	564,930
Accrued interest receivable	3,202	—	1,014	2,188	3,202
Financial liabilities
Deposits	1,044,131	413,536	636,160	—	1,049,696
Federal funds purchased and securities sold under agreements to repurchase	14,691	14,691	—	—	14,691
Accrued interest payable	1,758	84	1,674	—	1,758

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
As of September 30, 2013, December 31, 2012 and September 30, 2012, there were $1.7 million, $3.6 million and $3.9 million in loans originated to be held for sale recorded at fair value, respectively. For the three and nine months ended September 30, 2013, approximately $420 thousand and $927 thousand, respectively, in mortgage banking income was recognized. For the three and nine months ended September 30, 2012, approximately $249 thousand and $718 thousand, respectively, in mortgage banking income was recognized.
For the nine months ended September 30, 2013, the Company recognized a loss of $361 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the nine months ended September 30, 2012, the Company recognized a gain of $219 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in mortgage banking income, and provided income of $320 thousand and $385 thousand for the three and nine months ended September 30, 2013, respectively. The changes in the fair value of the hedges reduced income by $60 thousand and $181 thousand for the three and nine months ended September 30, 2012, respectively.

The following table provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected as of September 30, 2013.

	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$1,661	$1,612	$49

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of September 30, 2013, the Company has not entered into a transaction in a dealer capacity.
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
During the nine months ended September 30, 2013, the Company entered into into various derivative contracts with a gross notional value of $3.1 million. The derivatives were utilized in lending transactions to minimize interest rate risks by converting fixed rate cash flows into variable rate cash flows.

On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had market values of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining lives of the originally hedged items. The Company did not recognized any income during the three and nine months ended September 30, 2013, and $410 thousand and $1.3 million, respectively, for the three and nine months ended September 30, 2012. As of December 31, 2012 the swaps were fully accreted into interest income.

The following table presents the cash flow and fair value hedges as of September 30, 2013.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward loan sales contracts	$1,661	$—	$49	$(77)	Various
Fair Value hedges:
Zero premium collar	1,542	33	—	—	June 10, 2023
Cash flow swap	1,542	—	(33)	—	June 10, 2023
	$4,745	$33	$16	$(77)

The following table presents additional information on the active derivative positions as of September 30, 2013.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$1,661	Other assets	$—	Other liabilities	$49	Noninterest income – other	$10
Zero premium collar	1,542	Other assets	33	Other liabilities	N/A	Noninterest income – other	33
Cash flow swap	1,542	Other assets	N/A	Other liabilities	33	Noninterest expense – other	33
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$1,661	N/A	N/A	Noninterest income – other	N/A
Loans	N/A	Loans	1,542	N/A	N/A	Noninterest income – other	N/A

For the three and nine months ended September 30, 2013, no significant amounts were recognized for hedge ineffectiveness.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS
No significant new accounting guidance became effective for the Company for the nine months ended September 30, 2013. As of September 30, 2013 there was no issued guidance that is expected to have a significant impact on the Company's consolidated financial statements when adopted.

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

THIRD QUARTER 2013 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and nine months ended September 30, 2013 and 2012. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto, which are included in this Form 10-Q.
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.0 billion in assets as of September 30, 2013. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. ("FSGBank"), currently has 30 full-service banking offices, including the headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 313 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.

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
As part of the Recapitalization, we initiated a rights offering (the "Rights Offering") during the third quarter of 2013 for shareholders of record as of April 10, 2013, the business day immediately preceding the Recapitalization (the "Legacy Shareholders"). The Rights Offering was previously announced on a Current Report on Form 8-K filed on February 26, 2013. Under the Rights Offering, each Legacy Shareholder received one non-transferable subscription right to purchase two shares of the Company's common stock at the subscription price of $1.50 per share for every one share of common stock owned by such Legacy Shareholder as of the record date of April 10, 2013. Additionally, each Legacy Shareholder that fully exercised such Legacy Shareholder's subscription rights had the ability to submit an over-subscription request to purchase additional shares of common stock, subject to certain limitations and subject to allotment under the Rights Offering. On September 27, 2013, we completed the fully subscribed Rights Offering by issuing 3,329,234 shares of common stock for $1.50 per share for gross proceeds of approximately $5.0 million. On September 27, 2013, First Security Group downstreamed $6.4 million, which included the net proceeds from the Rights Offering as well as additional available cash, as a cash contribution to FSGBank to further supplement the Bank's regulatory capital.
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
Strategic Initiative—Improving Asset Quality— On December 10, 2012, we entered into an asset purchase agreement with a third party to sell certain loans. During the fourth quarter of 2012, we identified $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million loss to reduce the loan balance to the expected net proceeds. During the first quarter of 2013, we recorded $1.4 million in transaction expenses and another $671.1 thousand in the third quarter of 2013. The aggregate expense associated with the loan sale was $16.0 million.

During 2013, we have continued to improve our asset quality. As of September 30, 2013, our asset quality ratios are better than or comparable to those of our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. For the remainder of 2013, we expect continued improvement in asset quality, with emphasis on reductions in our OREO balance.
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
During 2013, we are generating positive results in implementing our retail deposit strategy. From December 31, 2012 to September 30, 2013, $76.5 million of brokered deposits matured while pure deposits increased $42.7 million, or 10.3%, during the same time-frame. Pure deposits increased $41.7 million, or 10.1%, from September 30, 2012 to September 30, 2013.
For the remainder of 2013, we expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships. As discussed below, we also anticipate using a portion of our excess liquidity to fund maturing higher cost certificates of deposits as well as brokered deposits.
Investment Securities and Liquidity—We have maintained excess liquidity since 2009, as described below, to reduce our liquidity risk given our credit and financial condition prior to the Recapitalization. During the second quarter of 2013, we began deploying the excess liquidity into investment securities by purchasing approximately $83.6 million since March 31, 2013. During the third quarter of 2013, we transfered certain federal agency, mortgage-based and municipal securities with a fair value of approximately $129.1 million from the available-for-sale portfolio to the held-to-maturity portfolio. As of the transfer date, the unrealized holding loss was approximately $8.7 million. This unrealized loss will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield for no income statement impact. The securities identified primarily consisted of securities with excessive price risk in higher interest rate environments. Additional deployments of cash will be considered based on our liquidity position and investment opportunities, which may also include utilizing the excess liquidity to fund maturing deposits.
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
As of September 30, 2013, our total interest-bearing cash was $59.9 million compared to $201.6 million at September 30, 2012.
Loans— As of September 30, 2013, our loan to deposit ratio was 58.8% and average loans for the third quarter accounted for 57.1% of total average earning assets. While cost reductions and revenue enhancements are being implemented, the return to profitability is largely associated with increasing loans and shifting the mix of earning assets from investment securities into loans. Subsequent to the completion of the Recapitalization, various lending opportunities were evaluated to enhance and expedite loan growth while maintaining our commitment to asset quality in value-added niches. At this time, four niche lending initiatives are being implemented. First, TriNet Direct is a new division focused on national net lease lending and includes three full-time equivalent employees. This unit will originate construction of pre-leased "build to suit" projects and provide interim and long-term financing to professional developers and private investors of commercial real estate on long-term leases to tenants that are investment grade or have investment grade attributes. Second, we have also entered into a partnership with an unaffiliated third-party that originates small balance, unsecured consumer loans, primarily associated with home improvement additions, including financing new or replacement HVAC units, roofs, windows and other improvements. We are purchasing these consumer loans at a discount from the originator. Third, we are currently building the sales and support team necessary to originate structured loans secured by accounts receivables and inventory within our markets. We believe properly structured and monitored asset-based lending at the community bank level is an under-served market that will generate above-average return on a risk-adjusted basis. The fourth lending initiative is a lending unit focused on government lending, primarily originating and selling the guaranteed portion of SBA and USDA loans. This fourth initiative will provide a greater impact on non-interest income through the premium and servicing of sold loans. Collectively, we believe that our traditional banking officers, supplemented by these lending initiatives, will significantly impact our loans balances within the next twelve months and be the primary contributor to our return to core profitability.

Overall, we believe a disciplined approach to managing our earning asset mix will improve our yield on earning assets, increase our margin and assist us in achieving overall profitability.
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
During the third quarter of 2013, we began the process of implementing the recommendations. In reviewing the retail branches, various efficiencies were identified that supported a reduction in staffing as well as a shift towards better utilizing part-time employees during peak transaction times. Reductions in the special assets and certain administrative functions were also identified. Collectively, we reduced our employee base by approximately 30 full-time equivalent employees, or 10% of our workforce. In addition, two branches will close by December 31, 2013. Various other cost savings were identified and are being implemented as appropriate.
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
Based on the last regulatory examination, the Bank is currently deemed not in compliance with certain provisions of the Order, including the capital requirements. Management believes that the completed Recapitalization and Rights Offering, as well as the full implementation of the business plan, will provide compliance with most requirements of the Order. However, in determining full compliance, multiple factors may be considered, including a certain period of time after implementation. Accordingly, we can provide no assurances as to the timing, if at all, of relief from the Order.
The Order required FSGBank to maintain a total risk-based capital ratio of at least 13.0% and a Tier 1 leverage ratio of at least 9.0%. As of September 30, 2013, the Bank’s total capital to risk-weighted assets was 14.94% and the Tier 1 capital to adjusted total assets was 8.33%. The Bank has notified the OCC of the non-compliance with the Tier 1 leverage ratio requirement of the Order. See Note 2 to our consolidated financial statements for additional information regarding our strategic and capital plans.
As of September 30, 2013, all regulatory capital ratios exceed the percentages of a well capitalized institution as defined under applicable regulatory guidelines. However, FSGBank will continue to be classified as adequately capitalized due to the capital requirements in the Order.
Overview
Market Conditions
Our financial results are impacted by both macro-economic and micro-economic conditions. We monitor key indicators on the national, regional and local levels and incorporate applicable trends into our risk tolerances.
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. In December 2012, FOMC provided guidance that linked changes in the federal funds rate to unemployment reaching 6.5% and the outlook for inflation being no higher than 2.5%. Additionally, the FOMC stated that tapering of Quantitative Easing 3 ("QE3") would be in stages with the conclusion of QE3 purchases when unemployment reached 7.0%. Over the last six months, the yield on the 10-year Treasury increased from approximately 1.87% as of March 31, 2013 to approximately 2.64% as of September 30, 2013. Most believe that the increase was a direct result of the comments surrounding the tapering of QE3 as well as continued improvement in economic data. We are actively monitoring our interest rate sensitivity and investment duration as it relates to our cash deployment strategy and overall balance sheet.
As of September 2013, the national unemployment rate improved to 7.2% from 7.6% as of June 2013. As of August 2013, the latest available state level data, the unemployment rates in Tennessee and Georgia were 8.3% and 8.3%, respectively. Our primary markets of Chattanooga and Knoxville, Tennessee continue to have better unemployment rates than the state average. As of August 2013, the unemployment rates for Chattanooga and Knoxville, Tennessee are 8.0% and 7.1%, respectively.
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
Financial Results
As of September 30, 2013, we had total consolidated assets of $1.0 billion, total loans of $534.6 million, total deposits of $909.8 million and shareholders’ equity of $83.4 million. For the three and nine months ended September 30, 2013, our net income available (loss allocated) to common shareholders was ($1.4) million and $12.0 million, respectively, resulting in basic net loss of $0.02 per share and diluted net loss of $0.02 per share for the quarter and basic net income of $0.30 per share and diluted net income of $0.30 per share for the year-to-date period. During the second quarter of 2013, we recognized a credit to retained earnings of $26.2 million on the conversion of our Preferred Stock to common stock in connection with the CPP Restructuring.
As of September 30, 2012, we had total consolidated assets of $1.1 billion, total loans of $573.4 million, total deposits of $1.0 billion and shareholders’ equity of $44.7 million. For the three and nine months ended September 30, 2012, our net loss allocated to common shareholders was $9.4 million and $23.5 million, respectively, resulting in basic net loss of $5.79 per share and diluted net loss of $5.79 per share for the quarter and basic net loss of $14.54 per share and diluted net loss per share of $14.54 for the year-to-date period.
For the three and nine months ended September 30, 2013, net interest income increased by $316 thousand and decreased by $1.5 million, respectively, and noninterest income decreased by $180 thousand and increased by $266 thousand, respectively, compared to the same period in 2012. For the three and nine months ended September 30, 2013, noninterest expense decreased by $1.4 million and increased by $1.1 million, respectively, compared to the same period in 2012. The increase in net interest income for the three months ended September 30, 2013 is primarily due to reduced interest expense from lower interest rates and a reduction in brokered deposits. The decline for the nine months ended September 30, 2013 in net interest income is primarily attributable to a reduction in our average loan portfolio. Noninterest income decreased for the three months ended September 30, 2013, primarily due a decrease in the gain on sales of securities, while noninterest expense decreased for the quarter primarily due to a decrease in our FDIC assessment, partially offset by an increase in salary expense. Noninterest income increased for the nine months ended September 30, 2013, primarily due to gains on sales of securities available for sale and higher fees related to origination of loans held for sale, while noninterest expense increased for the year primarily due to higher salary and benefit expenses. Full-time equivalent employees were 313 at September 30, 2013, compared to 328 at September 30, 2012.
The provision for loan and lease losses decreased $6.2 million and $12.3 million for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.
Our efficiency ratio decreased in the third quarter of 2013 to 131.6% compared to 149.6% in the same period of 2012 primarily due to an increase in net interest income combined with a decrease in noninterest expense. We anticipate our efficiency ratio to continue to improve during the fourth quarter of 2013 as we focus on enhancing revenue while continuing to reduce certain overhead expenses. However, improvement of our efficiency ratio over the balance of 2013 is contingent on both macro-economic factors, such as potential changes to the federal funds target rate, and micro-economic factors, such as local unemployment and real estate values.
Net interest margin in the third quarter of 2013 was 2.71%, or 0.41% higher than the prior year period of 2.30%. Net interest margin for the nine months ended September 30, 2013 was 2.38%, or 0.06% lower than the same period in 2012. We anticipate that our margin will improve during the remainder of 2013 as higher cost brokered deposits mature and are replaced with lower cost core deposits as well as anticipated loan growth. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.
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

RESULTS OF OPERATIONS
We reported net income available (loss allocated) to common shareholders for the three and nine month periods ended September 30, 2013 of ($1.4) million and $12.0 million, respectively, compared to a net loss allocated to common shareholders for the same periods in 2012 of $9.4 million and $23.5 million, respectively. For the three and nine months ended September 30, 2013, basic earnings (loss) per share was $(0.02) and $0.30, respectively, and diluted earnings per share was $(0.02) and $0.30, respectively, on approximately 62.6 million and 40.0 million, respectively, weighted average shares outstanding for both basic and diluted.
Net loss allocated to common shareholders decreased by $8.0 million for the three months ended September 30, 2013 and net income available to common shareholders for the nine months ended September 30, 2013 increased by $35.5 million, compared to the net losses allocated to common shareholders of $9.4 million and $23.5 million reported in the same periods for 2012. This was primarily a result of the Recapitalization transactions that took place in April 2013. See Note 2 to our consolidated financial statements for additional information. As of September 30, 2013, we had 30 banking offices, including the headquarters, and 313 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year		For the Nine Months Ended	Change from Prior Year
	September 30, 2013	Amount	Percentage	September 30, 2013	Amount	Percentage
	(in thousands, except percentages)
Interest income	$8,171	$(803)	(8.9)%	$23,767	$(4,477)	(15.9)%
Interest expense	2,006	(1,119)	(35.8)%	6,874	(2,981)	(30.2)%
Net interest income	6,165	316	5.4%	16,893	(1,496)	(8.1)%
(Credit) Provision for loan and lease losses	(1,632)	(6,175)	(135.9)%	(1,780)	(12,272)	(117.0)%
Net interest income after provision for loan and lease losses	7,797	6,491	497.0%	18,673	10,776	136.5%
Noninterest income	2,514	(180)	(6.7)%	7,255	266	3.8%
Noninterest expense	11,419	(1,362)	(10.7)%	38,372	1,092	2.9%
Net loss before income taxes	(1,108)	7,673	(87.4)%	(12,444)	9,950	(44.4)%
Income tax provision	322	214	198.1%	358	760	(189.1)%
Net loss	(1,430)	7,459	(83.9)%	(12,802)	9,190	(41.8)%
Preferred stock dividends	—	(413)	(100.0)%	(929)	(309)	(49.8)%
Accretion on Preferred Stock Discount	—	(108)	(100.0)%	(452)	134	22.9%
Effect of exchange of Preferred Stock to Common Stock	—	—	—%	26,179	26,179	100.0%
Net (loss allocated) income available to common shareholders	$(1,430)	$7,980	(84.8)%	$11,996	$35,544	(150.9)%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended September 30, 2013, net interest income increased by $316 thousand, or 5.4%, to $6.2 million compared to $5.8 million for the same period in 2012. For the nine months ended September 30, 2013, net interest income decreased by $1.5 million, or 8.1%, to $16.9 million compared to $18.4 million for the same period in 2012.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended September 30, 2013 and 2012.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	September 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$529,406	$6,461	4.84%	$593,164	$7,722	5.18%
Securities – taxable (2)	289,226	1,333	1.83%	230,159	912	1.58%
Securities – non-taxable (2)	40,159	475	4.69%	24,203	346	5.69%
Other earning assets	68,964	77	0.44%	187,248	121	0.26%
Total earning assets	927,755	8,346	3.57%	1,034,774	9,101	3.50%
Allowance for loan and lease losses	(12,599)			(21,421)
Intangible assets	405			726
Cash & due from banks	13,785			13,162
Premises & equipment	28,957			29,525
Other assets	58,616			60,728
TOTAL ASSETS	$1,016,919			$1,117,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$93,095	62	0.26%	$63,611	52	0.33%
Money market accounts	175,276	179	0.41%	143,478	228	0.63%
Savings deposits	40,329	9	0.09%	40,383	19	0.19%
Time deposits of less than $100 thousand	198,665	466	0.93%	232,616	657	1.12%
Time deposits of $100 thousand or more	176,882	475	1.07%	200,891	631	1.25%
Brokered CDs and CDARS®	90,323	795	3.49%	193,245	1,420	2.92%
Repurchase agreements	14,206	20	0.56%	15,089	118	3.11%
Total interest bearing liabilities	788,776	2,006	1.01%	889,313	3,125	1.40%
Net interest spread		$6,340	2.56%		$5,976	2.10%
Noninterest bearing demand deposits	145,679			162,338
Accrued expenses and other liabilities	3,082			13,662
Shareholders’ equity	88,285			49,014
Accumulated other comprehensive income	(8,903)			3,167
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,016,919			$1,117,494
Impact of noninterest bearing sources and other changes in balance sheet composition			0.15%			0.20%
Net interest margin			2.71%			2.30%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $175 thousand and $227 thousand for the quarters ended September 30, 2013 and 2012, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO 2012

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(797)	$(464)	$(1,261)
Securities – taxable	257	164	421
Securities – non-taxable	197	(68)	129
Other earning assets	(102)	58	(44)
Total earning assets	(445)	(310)	(755)
Interest bearing liabilities:
Interest bearing demand deposits	21	(11)	10
Money market accounts	44	(93)	(49)
Savings deposits	—	(10)	(10)
Time deposits of less than $100 thousand	(89)	(102)	(191)
Time deposits of $100 thousand or more	(70)	(86)	(156)
Brokered CDs and CDARS®	(865)	240	(625)
Repurchase agreements	(7)	(91)	(98)
Total interest bearing liabilities	(966)	(153)	(1,119)
Increase (decrease) in net interest income	$521	$(157)	$364

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended September 30, 2013 and 2012.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Nine Months Ended
	September 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	544,136	19,537	4.80%	595,278	24,289	5.45%
Securities – taxable (2)	262,184	3,169	1.62%	205,651	2,813	1.83%
Securities – non-taxable (2)	29,514	1,141	5.17%	28,019	1,189	5.67%
Other earning assets	137,291	338	0.33%	201,663	387	0.26%
Total earning assets	973,125	24,185	3.32%	1,030,611	28,678	3.72%
Allowance for loan and lease losses	(13,581)			(20,440)
Intangible assets	501			825
Cash & due from banks	12,271			12,701
Premises & equipment	29,151			29,158
Other assets	54,144			64,976
TOTAL ASSETS	1,055,611			1,117,831
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	89,465	213	0.32%	60,322	128	0.28%
Money market accounts	159,479	594	0.50%	132,578	767	0.77%
Savings deposits	40,066	34	0.11%	40,122	64	0.21%
Time deposits of less than $100 thousand	217,236	1,551	0.95%	231,690	2,063	1.19%
Time deposits of $100 thousand or more	196,004	1,558	1.06%	197,804	1,948	1.32%
Brokered CDs and CDARS®	125,299	2,873	3.07%	205,028	4,538	2.96%
Repurchase agreements	13,549	51	0.50%	15,509	346	2.98%
Other borrowings	—	—	—%	17	1	7.86%
Total interest bearing liabilities	841,098	6,874	1.09%	883,070	9,855	1.49%
Net interest spread		$17,311	2.23%		$18,823	2.23%
Noninterest bearing demand deposits	139,816			161,079
Accrued expenses and other liabilities	9,038			13,772
Shareholders’ equity	65,863			56,355
Accumulated other comprehensive income	(204)			3,555
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,055,611			$1,117,831
Impact of noninterest bearing sources and other changes in balance sheet composition			0.15%			0.21%
Net interest margin			2.38%			2.44%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $419 thousand and $439 thousand for the years ended September 30, 2013 and 2012, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO 2012

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$(1,982)	$(2,770)	$(4,752)
Securities – taxable	710	(354)	356
Securities – non-taxable	61	(109)	(48)
Other earning assets	(142)	93	(49)
Total earning assets	(1,353)	(3,140)	(4,493)
Interest bearing liabilities:
Interest bearing demand deposits	68	17	85
Money market accounts	136	(309)	(173)
Savings deposits	—	(30)	(30)
Time deposits of less than $100 thousand	(123)	(389)	(512)
Time deposits of $100 thousand or more	(18)	(372)	(390)
Brokered CDs and CDARS®	(1,823)	158	(1,665)
Repurchase agreements	(39)	(256)	(295)
Other borrowings	(1)	—	(1)
Total interest bearing liabilities	(1,800)	(1,181)	(2,981)
Increase (decrease) in net interest income	$447	$(1,959)	$(1,512)

Net Interest Income – Volume and Rate Changes

Interest income for the three and nine months ended September 30, 2013 was $8.2 million and $23.8 million, respectively, a 8.9% and 15.9% decrease, respectively, compared to the same periods in 2012. Average earning assets decreased $107.0 million, or 10.3%, in the third quarter of 2013 compared to the same period in 2012, and decreased $57.5 million, or 5.6%, for the nine months ended September 30, 2013. As compared to the third quarter of 2012, average loans declined in the third quarter of 2013 by $63.8 million, offset by a $75.0 million increase in investment securities and a $118.3 million decrease in other earning assets. The change in mix and volume of earning assets decreased interest income by $445 thousand and $1.4 million, respectively, comparing the three and nine months of 2013 to the same periods in 2012. For other earning assets, we maintained an elevated balance at the Federal Reserve Bank of Atlanta, which averaged approximately $86.6 million and $134.3 million, respectively, for the three and nine months ended September 30, 2013. The yield on this account is approximately 0.25%. The purpose of maintaining an elevated balance in liquid assets is to reduce liquidity risk resulting from deteriorating asset quality and the Order. Additional details relating to liquidity risk is provided below in "Liquidity." We anticipate average loans to grow over the next year as previously discussed in the strategic initiatives section. We anticipate average earning assets to remain consistent for the remainder of 2013.
The tax equivalent yield on earning assets decreased by 0.07% and 0.40% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The yield on loans declined by 0.34% to 4.84% and declined 0.65% to 4.80% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. We anticipate the yield on loans to remain consistent or decline slightly over the balance of 2013 as we continue to operate in a competitive lending environment and we have invested approximately $50.3 million in government guaranteed loans. We anticipate that the yield on investment securities for the fourth quarter of 2013 will be consistent with the yield for third quarter 2013 and lower than the comparable 2012 period due to the changes in bond prices year-over-year. We are maintaining an asset-sensitive balance sheet and will benefit from an eventual increase in the federal funds rate. As of September 30, 2013, approximately 31.8% of our loan portfolio is either variable or adjustable rate. The variable rate loans reprice simultaneously with changes in the associated index, such as the Prime, LIBOR or Treasury bond rates, while the repricing of adjustable rate loans are based on a time component in addition to changes in the associated index. Accordingly, changes in the target federal funds rate have an immediate impact on the yield of our earning assets.
Total interest expense was $2.0 million and $6.9 million for the three and nine months ended September 30, 2013, respectively, or 35.8% lower and 30.2% lower, respectively, than the same periods in 2012. Average interest bearing liabilities decreased by $100.5 million and $42.0 million for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. Comparing the third quarter of 2013 to the same period in 2012, average brokered deposits declined by $102.9 million while retail certificates of deposits declined by $34.0 million and jumbo certificates of deposit decreased $24.0 million. Comparing the nine months ended September 30, 2013 to the same period in 2012, average brokered deposits declined by $79.7 million while retail certificates of deposit decreased $14.5 million and jumbo certificates of deposit decreased by $1.8 million. The reductions in volume reduced interest expense by $966 thousand and $1.8 million for the three and nine month periods ended September 30, 2013, respectively. Further reducing interest expense $153 thousand and $1.2 million for the three and nine month periods ended September 30, 2013, respectively, was the decline in rates paid on interest bearing liabilities, primarily in money market and retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
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
Our net interest rate spread (on a tax equivalent basis) was 2.56% and 2.23% for the three and nine months ended September 30, 2013, respectively, compared to 2.10% and 2.23%, respectively, for the same periods in 2012. Our net interest margin (on a tax equivalent basis) was 2.71% and 2.38% for the three and nine months ended September 30, 2013, respectively, compared to 2.30% and 2.44%, respectively, for the same periods in 2012. The increase in the net interest spread and net interest margin comparing 2013 to 2012 was primarily due to reductions in our cost of deposits as well as the deployment of cash into higher yielding investment securities. Noninterest bearing deposits contributed 15 and 15 basis points to the margin during the three and nine months ended September 30, 2013, respectively, and 20 and 21 basis points for both the three and nine month period ended September 30, 2012, respectively.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million and were accreted into interest income over the remaining life of the originally hedged items. The interest rate swaps were fully accreted as of December 31, 2012. For the three and nine months ended September 30, 2012, the accretion of the swaps added approximately $410 thousand and $1.3 million, respectively, to interest income.
We currently anticipate our net interest spread and net interest margin to continue improving during the remainder of 2013 and into 2014. However, improvement is dependent on multiple factors including our ability to grow loans, raise core deposits, maturities of brokered deposits, our deposit and loan pricing, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.
Provision for Loan and Lease Losses
The provision for loan and lease losses during the three and nine month periods ended September 30, 2013 was a credit, or negative provision, of $1.6 million and $1.8 million, respectively, compared to charges against income of $4.5 million and $10.5 million, respectively, for the same periods in 2012. Net charge-offs (recoveries) for the three and nine months ended September 30, 2013 were $(32) thousand and $1.3 million, respectively, compared to net charge-offs of $6.7 million and $12.6 million, respectively, for the same periods in 2012. Annualized net charge-offs as a percentage of average loans were 0.32% for the nine months ended September 30, 2013 compared to 2.82% for the same period in 2012. Our peer group’s average annualized net charge-offs as a percentage of average loans for the nine months ended September 30, 2013 (as reported in the September 30, 2013 Uniform Bank Performance Report) were 0.27%.
The decrease in our provision for loan and lease losses for the three and nine months of 2013 compared to the same periods in 2012 resulted from our analysis of probable incurred losses in the loan portfolio in relation to the reduction of our portfolio, the reduction in the amount of nonperforming loans, as well as improving general economic conditions. As of September 30, 2013, specific reserves for impaired loans totaled zero compared to $50 thousand as of December 31, 2012 and $98 thousand as of September 30, 2012. At September 30, 2013, due to less charge-offs and fewer non-performing loans, our ratio of the allowance to total loans was 2.00% compared to 2.55% at December 31, 2012 and 3.05% at September 30, 2012.
As of September 30, 2013, management determined our allowance of $10.7 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at December 31, 2013, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.
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
Noninterest Income
Noninterest income totaled $2.5 million and $7.3 million for the three and nine months ended September 30, 2013, a decrease of $180 thousand, or 6.7%, and increase of $266 thousand, or 3.8%, respectively, from the same periods in 2012. The quarterly decrease and year-over-year increase is primarily a result of mortgage banking income and net gains from sales of securities available for sale.
The following table presents the components of noninterest income for the three and nine month periods ended September 30, 2013 and 2012.
NONINTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	Percent Change	2012	2013	Percent Change	2012
	(in thousands, except percentages)
Service charges on deposit accounts	798	10.1%	725	2,298	6.4%	2,160
Point-of-sale (POS) fees	401	18.3%	339	1,171	13.4%	1,033
Bank-owned life insurance income	237	(32.7)%	352	720	(7.5)%	778
Mortgage banking income	420	68.7%	249	927	29.1%	718
Net gains on sales of securities available-for-sale	—	(100.0)%	143	154	6.9%	144
Gains on sales of other real estate	187	(62.4)%	497	640	(19.8)%	798
Other income	471	21.1%	389	1,345	(1.0)%	1,358
Total noninterest income	$2,514	(6.7)%	$2,694	$7,255	3.8%	$6,989
Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including NSF fees, were $798 thousand and $2.3 million for the three and nine months ended September 30, 2013, an increase of $73 thousand, or 10.1%, and an increase of $138 thousand, or 6.4%, respectively, from the same periods in 2012. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees increased 18.3% to $401 thousand and increased 13.4% to $1.2 million, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.

Bank-owned life insurance income was $237 thousand and $720 thousand for the three and nine month period ended September 30, 2013, a decrease of $115 thousand or 32.7% and a decrease of $58 thousand or 7.5%, respectively, from 2012 levels. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 4.54% for the nine months ended September 30, 2013.
Mortgage banking income for the three and nine months ended September 30, 2013 increased $171 thousand, or 68.7%, and increased $209 thousand, or 29.1%, respectively, to $420 thousand and $927 thousand, respectively, compared to $249 thousand and $718 thousand, respectively, in the same periods of 2012. As discussed in the notes to our consolidated financial statements, we elected the fair value option for all held for sale loan originations. This election impacts the timing and recognition of origination fees and costs, as well as the value of servicing rights. The recognition of the income and fees is concurrent with the origination of the loan.
Net gains on sales of securities available-for-sale for the three and nine months ended September 30, 2013 decreased $143 thousand to zero and increased $10 thousand to $154 thousand, respectively when compared to the same periods in 2012.
Gains on sales of other real estate for the three and nine months ended September 30, 2013 decreased $310 thousand and $158 thousand, respectively, to $187 thousand and $640 thousand, respectively, compared to $497 thousand and $798 thousand, respectively, in the same periods of 2012. These gains are a result of our continued efforts to reduce the balance of other real estate owned and the sale price of the property versus the carrying value which included write-downs taken in previous periods.
Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $51.1 million, $45.3 million and $33.8 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Mortgages sold in the secondary market totaled $38.6 million, $43.9 million and $33.4 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. We sold these loans with the right to service the loan being released to the purchaser for a fee. Mortgage income for the remainder of the year is dependent on mortgage rates as well as our ability to generate higher levels of held for sale loans.
Other income for the three and nine months ended September 30, 2013 was $471 thousand and $1.3 million, respectively, compared to $389 thousand and $1.4 million for the same periods in 2012. The components of other income primarily consist of ATM fee income, trust fee income, underwriting revenue, safe deposit box fee income, repossessions, leased equipment and premises and equipment.
Noninterest Expense
Noninterest expense decreased $1.4 million and increased $1.1 million, or 10.7% and 2.9%, to $11.4 million and $38.4 million for the three and nine months ended September 30, 2013, respectively, compared to $12.8 million and $37.3 million for the same periods in 2012. Total noninterest expense decreased for the three months ended September 30, 2013, primarily due to decreases in regulatory assessments and a decrease in asset quality charges partially offset by an increase in salaries. Total noninterest expense increased for the nine months ended September 30, 2013, mostly due to salary and benefit cost and professional fees partially offset by lower asset quality charges.

The following table represents the components of noninterest expense for the three and nine month periods ended September 30, 2013 and 2012.

NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	Percent Change	2012	2013	Percent Change	2012
	(in thousands, except percentages)
Salaries & benefits	$5,807	10.1%	$5,275	$17,081	14.6%	$14,911
Occupancy	891	54.7%	576	2,502	5.8%	2,364
Furniture and equipment	656	48.8%	441	1,799	17.2%	1,535
Professional fees	839	5.4%	796	3,823	44.8%	2,641
FDIC insurance	150	(80.0)%	750	2,150	3.5%	2,077
Write-downs on OREO and repossessions	374	(71.5)%	1,314	1,997	(55.6)%	4,500
Losses on other real estate owned, repossessions and fixed assets	46	(61.7)%	120	206	(72.5)%	749
Non-performing asset expenses	165	(67.2)%	503	1,440	(5.0)%	1,516
Data processing	305	(58.1)%	728	978	(37.7)%	1,571
Communications	121	(6.2)%	129	331	(11.7)%	375
ATM/Debit Card fees	144	4.3%	138	476	26.6%	376
Intangible asset amortization	67	(28.0)%	93	213	(30.2)%	305
Printing & supplies	116	1.8%	114	288	(23.0)%	374
Advertising	89	(3.3)%	92	246	13.4%	217
Insurance	523	22.8%	426	1,873	80.4%	1,038
OCC Assessments	125	(1.6)%	127	376	(0.3)%	377
Other expense	1,001	(13.6)%	1,159	2,593	10.2%	2,354
Total noninterest expense	$11,419	(10.7)%	$12,781	$38,372	2.9%	$37,280

Salaries and benefits for the three and nine months ended September 30, 2013 increased $532 thousand and $2.2 million, respectively, or 10.1% and 14.6%, respectively, compared to the same periods in 2012. The increase in salaries and benefits is primarily related to employees hired during late 2012 and early 2013, partially offset by retirements and resignations during 2012. As of September 30, 2013, we had 30 full-service banking offices with 313 full-time equivalent employees. As of September 30, 2012, we had 30 full-service banking offices with 328 full-time equivalent employees.
Occupancy expense increased $315 thousand and $138 thousand, or 54.7% and 5.8% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily the result of adjustments to lease expenses. As of September 30, 2013, First Security leased six facilities and the land for three branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.
Professional fees increased $43 thousand and increased $1.2 million for the three and nine months ended September 30, 2013 compared to the same period in 2012. The increase is primarily due to an increase in marketing expense related to our new logo and branch re-branding, as well as an increase in directors fees compared to 2012. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs and regulatory matters.
FDIC deposit premium insurance decreased $600 thousand to $150 thousand and increased $73 thousand to $2.2 million, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decrease is a direct result of the bank's improved operating condition at September 30, 2013.

Insurance expense increased $97 thousand to $523 thousand and increased $835 thousand to $1.9 million for the three and nine months ended September 30, 2013, compared to the same periods in 2012. In connection with the Recapitalization, we elected to convert our existing D&O insurance policies into seven-year tail policies and entered into new ongoing D&O policies. The conversion expedited the remaining expense on the existing policies to be recognized into current earnings. We expect significant reductions in insurance expense for the remainder of 2013 and into 2014 based on the improved capital position.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. The fair value is generally determined based the valuation of a third-party appraisal, discounted by our historical realization rate as well as a cost-to-sell factor. The discount and cost-to-sell factor are monitored and re-assessed, if necessary, on a quarterly basis. An increase to the discount factor may result in additional write-downs to some or all of our properties. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Write-downs on OREO and repossessions decreased $940 thousand, or 71.5%, and decreased $2.5 million, or 55.6%, respectively, for the three and nine month period ended September 30, 2013 compared to the same periods in 2012. Write-downs for the remainder of 2013 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions, and our ability to liquidate properties.
Losses on OREO, repossessions and fixed assets decreased $74 thousand to $46 thousand, or 61.7%, and decreased $543 thousand to $206 thousand, or 72.5%, respectively, for the three and nine month periods ended September 30, 2013, compared to the same periods in 2012. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our fair value assumptions applied to OREO, as discussed above.
Non-performing asset expenses include, among other items, maintenance, repairs, utilities, taxes and storage costs. These costs decreased $338 thousand, or 67.2%, and $76 thousand, or 5.0%, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012. We anticipate significant reductions in this category for the remainder of 2013.
Data processing fees decreased 58.1% and 37.7%, respectively, for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. During the third quarter of 2012, we completed a core systems conversion and are beginning to see a reduction in expense related to the conversion.
Intangible asset amortization expense declined $26 thousand, or 28.0% and $92 thousand, or 30.2% for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2013.
Other expense decreased $158 thousand and increased $239 thousand, respectively, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.
Income Taxes
We recorded an income tax provision of $322 thousand and $358 thousand, respectively, for the three and nine month period ended September 30, 2013 compared to an income tax provision of $108 thousand and a tax benefit of $402 thousand, respectively, for the same periods in 2012. For the nine months ended September 30, 2013, we recorded $5.8 million in additional deferred tax valuation allowance to offset the tax benefits generated during the first two quarters of 2013.
At September 30, 2013, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements. With the resolution of our primary uncertain tax position, as described above, we have not identified any additional significant uncertain tax positions.
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

FINANCIAL CONDITION

As of September 30, 2013, we had total consolidated assets of $1.0 billion, total loans of $534.6 million, total deposits of $909.8 million and shareholders’ equity of $83.4 million. As of December 31, 2012, we had total consolidated assets of $1.1 billion, total loans of $541.1 million, total deposits of $1.0 billion and shareholders' equity of $29.1 million. As of September 30, 2012, we had total assets of $1.1 billion, total loans of $573.4 million, total deposits of $1.0 billion and shareholders' equity of $44.7 million.
Loans
The effects of the economic recession, as well as our active efforts to reduce certain credit exposures and their related balance sheet risk, resulted in declining loan balances since September 30, 2011. Certain strategic initiatives, as discussed in the Strategic Initiatives for 2013 section of MD&A above, have partially mitigated the decrease in loans for the first nine months in 2013. As of September 30, 2013, total loans decreased by $6.5 million, or 1.2% (1.6% annualized), from December 31, 2012 and decreased by $38.7 million, or 6.8%, from September 30, 2012.
The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$173,446	$188,191	$200,566	(7.8)%	(13.5)%
Commercial	222,603	221,655	232,470	0.4%	(4.2)%
Construction	42,364	33,407	37,744	26.8%	12.2%
Multi-family and farmland	18,844	17,051	24,075	10.5%	(21.7)%
	457,257	460,304	494,855	(0.7)%	(7.6)%
Commercial loans	50,879	61,398	58,045	(17.1)%	(12.3)%
Consumer installment loans	21,586	13,387	14,757	61.2%	46.3%
Leases, net of unearned income	42	568	771	(92.6)%	(94.6)%
Other	4,863	5,473	4,937	(11.1)%	(1.5)%
Total loans	534,627	541,130	573,365	(1.2)%	(6.8)%
Allowance for loan and lease losses	(10,700)	(13,800)	(17,490)	(22.5)%	(38.8)%
Net loans	$523,927	$527,330	$555,875	(0.6)%	(5.7)%

Loans year-to-date have remained consistent with a decrease of approximately $6.5 million. This is mostly due to an increase in construction real estate and consumer installment loans of $9.0 million, or 26.8%, and $8.2 million or 61.2%, respectively, offset by decreases in residential 1-4 family real estate loans of $14.7 million, or 7.8% and commercial and industrial loans of $10.5 million, or 17.1%.
Comparing September 30, 2013 to September 30, 2012, loans decreased by $38.7 million, or 6.8%. The largest declining loan balances were residential 1-4 family loans of $27.1 million, a decrease of 13.5%, commercial real estate loans of $9.9 million, or 4.2%,multi-family and farmland loans of $5.2 million, a decrease of 21.7% and commercial and industrial loans of $7.2 million, a decrease of 12.3%.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate our loan portfolio to start growing during the last quarter of 2013 and into 2014. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves, as necessary and appropriate. Loan growth may also be restricted by the necessity for us to maintain appropriate capital levels.

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2013 and 2012. The provision for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $18 thousand and $18 thousand for the nine month periods ended September 30, 2013 and 2012, respectively. The reserve for unfunded commitments totaled $276 thousand and $252 thousand as of September 30, 2013 and 2012, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Nine Months Ended
	September 30,
	2013	2012
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$13,800	$19,600
(Credit) Provision for loan and lease losses	(1,780)	10,492
Sub-total	12,020	30,092
Charged-off loans:
Real estate – residential 1-4 family	1,324	2,532
Real estate – commercial	531	3,930
Real estate – construction	503	5,246
Real estate – multi-family and farmland	36	28
Commercial loans	31	2,659
Consumer installment and other loans	460	307
Leases, net of unearned income	—	864
Other loans		—
Total charged-off	2,885	15,566
Recoveries of charged-off loans:
Real estate – residential 1-4 family	281	145
Real estate – commercial	313	116
Real estate – construction	312	991
Real estate – multi-family and farmland	15	9
Commercial loans	218	340
Consumer installment and other loans	289	486
Leases, net of unearned income	133	877
Other	4	—
Total recoveries	1,565	2,964
Net charged-off loans	1,320	12,602
Allowance for loan and lease losses – end of period	$10,700	$17,490
Total loans – end of period	$534,627	$573,365
Average loans	$544,136	$595,278
Net loans charged-off to average loans, annualized	0.32%	2.83%
Provision (credit) for loan and lease losses to average loans, annualized	(0.44)%	2.36%
Allowance for loan and lease losses as a percentage of:
Period end loans	2.00%	3.05%
Nonperforming loans	146.33%	50.22%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of September 30, 2013		As of December 31, 2012		As of September 30, 2012
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$4,234	32.4%	$6,207	34.8%	$6,794	35.4%
Real estate – commercial	2,875	41.6%	3,736	41.0%	4,663	40.3%
Real estate – construction	1,348	7.9%	667	6.2%	1,057	6.5%
Real estate – multi-family and farmland	1,068	3.5%	741	3.1%	1,640	4.2%
Commercial loans	1,020	9.5%	2,103	11.3%	2,827	10.1%
Consumer installment loans	133	4.0%	272	2.5%	397	2.6%
Leases, net of unearned income	8	0.1%	47	0.1%	87	0.1%
Other	14	0.8%	27	1.0%	25	0.8%
Total	$10,700	100.0%	$13,800	100.0%	$17,490	100.0%
__________________
1 Represents the percentage of loans in each category to total loans.
Throughout the economic downturn, the ratio of the allowance to total loans was significantly increased largely because of the level of nonperforming loans and the associated decline in real estate values. These two factors contributed to elevated levels of classified loans, which is a driving component of the allowance. Since September 30, 2012, we have experienced a significant decline in the level of non-performing loans. Nonperforming loans were $7.3 million, $26.7 million and $34.8 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. When comparing September 2013 to December 2012 non-performing loans decreased $19.5 million, and when compared to September 30, 2012, non-performing loans have decreased $27.6 million. During the fourth quarter of 2012, we identified approximately $36.2 million of under- and non-performing loans and recorded a $13.9 million charge-off to reduce the balance to the estimated net proceeds. These loans were sold in the first quarter of 2013. The majority of the reductions in non-performing loans is directly associated with the loan sale. Our ratio of non-performing loans to total loans was 1.37% as of September 30, 2013 as compared to 4.94% as of December 31, 2012 and 6.07% as of September 30, 2012. Additionally, our net charge-offs during 2013 have further supported our improving asset quality. Specifically, net charges-offs for the third quarter of 2013 were a recovery of $32 thousand and year-to-date charge-offs total only $1.3 million, or 0.32% of average loans on an annualized basis.
The combination of positive asset quality trends as well as low loss rates for the prior three quarters resulted in a reduction in our allowance to loans ratio to 2.00%. With minimal net charge-offs, the reduction of the allowance resulted in negative provision expense for the quarter and year-to-date periods. We anticipate that our allowance model may support a lower allowance to loans ratio with continuation of the current asset quality and charge-off trends.
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
The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2013, December 31, 2012 and September 30, 2012:
As of September 30, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$152,115	$9,182	$10,725	$1,424	$173,446
Real estate: Commercial	207,015	5,206	10,024	358	222,603
Real estate: Construction	37,723	83	4,532	26	42,364
Real estate: Multi-family and farmland	16,947	999	898	—	18,844
Commercial	44,572	2,868	2,683	756	50,879
Consumer	21,228	79	279	—	21,586
Leases	—	—	42	—	42
Other	4,810	—	53	—	4,863
Total Loans	$484,410	$18,417	$29,236	$2,564	$534,627

As of December 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130

As of September 30, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$169,964	$7,355	$19,033	$4,214	$200,566
Real estate: Commercial	205,863	3,319	14,105	9,183	232,470
Real estate: Construction	30,750	108	2,795	4,091	37,744
Real estate: Multi-family and farmland	14,233	2,180	6,857	805	24,075
Commercial	43,690	857	12,201	1,297	58,045
Consumer	14,136	80	541	—	14,757
Leases	—	196	153	422	771
Other	4,828	—	109	—	4,937
Total Loans	$483,464	$14,095	$55,794	$20,012	$573,365

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $2.6 million at September 30, 2013, $5.4 million at December 31, 2012 and $20.0 million at September 30, 2012. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with specific impaired loans totaled zero as of September 30, 2013, compared to $50 thousand as of December 31, 2012. General reserves totaled $10.7 million as of September 30, 2013, compared to $13.8 million as of December 31, 2012. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. Our allowance as a percentage of total loans has decreased mostly due to a decrease in the loan portfolio and a decrease in non-performing loans. The ratio of the general reserves to the applicable loan pools has declined from 2.57% as of December 31, 2012 to 2.0% as of September 30, 2013.

We believe that the allowance for loan and lease losses as of September 30, 2013 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of ongoing internal reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives
Our ability to return to profitability is largely dependent on properly addressing and improving asset quality. As of September 30, 2013, our loan portfolio was 52.8% of total assets. Over the past three and a half years, we have implemented a number of significant strategies to further address our asset quality, with the under- and non-performing loans sale accounting for a significant component of those strategies. As of September 30, 2013, our asset quality is consistent with or better than our peer group. We believe our continued implementation of these and related strategies will enable us to show further improvement in our asset quality in 2013.
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

During the second half of 2010, we began outsourcing the marketing and sales process of our OREO properties to market leading real estate companies. We experienced higher volumes of OREO sales in 2011 and 2012, and this trend has continued through the first nine months of 2013. We expect to continue seeing high levels of sales during the fourth quarter of 2013 and continue into 2014.
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
As of September 30, 2013, our allowance for loan and lease losses as a percentage of total loans was 2.00%, which is a decrease from the 2.55% as of December 31, 2012 and a decrease from the 3.05% as of September 30, 2012.  Net charge-offs as a percentage of average loans (annualized) decreased to 0.32% for the nine months ended September 30, 2013 compared to 2.83% for the same period in 2012. As of September 30, 2013, non-performing assets decreased to $16.0 million, or 1.58% of total assets, from $40.2 million, or 3.78% of total assets as of December 31, 2012 and decreased from $50.7 million, or 4.54% of total assets as of September 30, 2012. The allowance as a percentage of total non-performing loans was 126.1% as of September 30, 2013 compared to 51.6% at December 31, 2012 and 50.2% at September 30, 2012.
We believe that overall asset quality will continue to improve in the following quarters although not at the same rate as seen over the last 12 months in connection with the Recapitalization and loan sale. From December 31, 2012 to September 30, 2013, we have seen positive results in improving our asset quality. Special mention loans increased $3.0 million, or 19.2%, from $15.4 million as of December 31, 2012 to $18.4 million as of September 30, 2013. Comparing September 30, 2013 to September 30, 2012, special mention loans increased by $4.3 million, or 30.7%. Substandard loans decreased $7.5 million, or 19.1%, from $39.3 million at December 31, 2012 to $31.8 million at September 30, 2013. Comparing September 30, 2013 to September 30, 2012, substandard loans decreased by $44.0 million, or 58.1%. Even though our special mention loans are up slightly from previous periods, we believe based on the trends in substandard loans, there is minimal additional migration to nonperforming loans from the performing loans. We have also achieved steady reductions in other real estate owned. OREO declined by $4.8 million, or 35.6%, from $13.4 million as of December 31, 2012 to $8.7 million as of September 30, 2013. Comparing September 30, 2013 to September 30, 2012, OREO declined by $7.1 million, or 45.2%. This is a direct result of our increased efforts to liquidate and sell our OREO properties.
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

NON-PERFORMING ASSETS BY TYPE

	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands, except percentages)
Nonaccrual loans	$6,803	$25,071	$32,254
Loans past due 90 days and still accruing	509	1,656	2,572
Total nonperforming loans, including loans 90 days and still accruing	$7,312	$26,727	$34,826

Other real estate owned	$8,662	$13,441	$15,803
Repossessed assets	16	8	51
Total nonperforming assets	$15,990	$40,176	$50,680

Nonperforming loans as a percentage of total loans	1.37%	4.94%	6.07%
Nonperforming assets as a percentage of total assets	1.58%	3.78%	4.54%

The following table provides the classifications for nonaccrual loans and other real estate owned as of September 30, 2013, December 31, 2012 and September 30, 2012.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$461	5	$4,516	41	$5,579	26
Residential real estate loans	3,464	51	9,217	217	10,269	123
Commercial real estate loans	996	8	6,150	69	12,827	37
Commercial and industrial loans	1,605	29	3,104	56	2,654	33
Commercial leases	20	3	436	42	496	42
Consumer and other loans	257	8	1,648	34	429	14
Total	$6,803	104	$25,071	459	$32,254	275
Other real estate owned
Construction/development loans	$3,860	241	$6,163	351	$7,154	86
Residential real estate loans	1,555	42	1,921	86	2,696	51
Commercial real estate loans	2,519	29	4,211	39	972	2
Multi-family and farmland	381	2	873	3	4,981	25
Commercial and industrial loans	347	2	273	2	—	—
Total	$8,662	316	$13,441	481	$15,803	164

Nonaccrual loans totaled $6.8 million, $25.1 million and $32.3 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. As of September 30, 2013 and 2012, non-accrual loans and loans past due ninety days and still accruing did not include any loans held-for-sale. Of the non-accrual loans as of December 31, 2012, $11.7 million relate to loans held-for-investment and $13.4 million relate to loans transferred to loans held-for-sale. Loans past due ninety days and still accruing include $938 thousand from loans held-for-investment and $718 thousand of loans transferred to loans held-for-sale at December 31, 2012. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of September 30, 2013, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of September 30, 2013, nonaccrual loans decreased by $18.3 million, or 72.9%, compared to year-end 2012. Comparing September 30, 2013 to December 31, 2012, nonaccrual construction and development loans decreased by $4.1 million, residential real estate loans decreased by $5.8 million and commercial real estate loans decreased by $5.2 million. The decreases were primarily due to the loan sale that closed in February of 2013 as well as charge-offs and principal payments. See Note 7 of our consolidated financial statements for additional discussion regarding the loan sale. We continue to actively pursue appropriate strategies to reduce the current level of nonaccrual loans.
OREO decreased $4.8 million from December 31, 2012 to September 30, 2013. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. During 2012, we sold 205 properties for $15.0 million. During the nine months ended September 30, 2013, we sold 62 properties for $6.4 million. During April 2012, we conducted a bulk auction on approximately 90 properties consisting of smaller balance 1-4 family residential and lot properties. This auction resulted in an approximate 50% decline in the number of properties, thus allowing our special assets department to focus on the larger value properties remaining in our portfolio. We expect continued OREO resolutions during 2013 due to our new approach to marketing these properties and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing increased $81 thousand for the quarter. As of September 30, 2013, the $509 thousand in loans 90 days past due and still accruing was composed of $496 thousand in residential real estate loans and $13 thousand of multi-family real estate.
Loans 90 days past due and still accruing were $1.7 million as of December 31, 2012. Of these past due loans as of December 31, 2012, residential real estate loans totaled$1.0 million, $484 thousand in commercial and industrial loans and the remainder in other categories.
For the quarter ending September 30, 2012, loans 90 days past due and still accruing decreased $64 thousand. As of September 30, 2012, the $2.6 million in loans 90 days past due and still accruing was composed of $1.6 million in residential real estate loans, $577 thousand in commercial real estate loans, $34 thousand in commercial loans, and the remainder in other categories.
Total non-performing assets as of the third quarter of 2013 were $16.0 million compared to $40.2 million at December 31, 2012 and $50.7 million at September 30, 2012.
As of September 30, 2013, our asset quality ratios are consistent with or more favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $1 billion to $3 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of September 30, 2013, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	1.37%	1.60%
Nonperforming loans[1] as a percentage of the allowance	68.34%	99.64%
Nonperforming loans[1] as a percentage of equity capital	8.77%	9.69%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	2.94%	2.42%
__________________
1 Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity. As of September 30, 2013, we have no plans to liquidate a significant amount of available-for-sale securities. However, the securities classified as available-for-sale may be used for liquidity purposes should we deem it to be in our best interest.
Available-for-sale securities totaled $207.0 million at September 30, 2013, $254.1 million at December 31, 2012 and $257.3 million at September 30, 2012. Held-to-maturity securities totaled $129.4 million at September 30, 2013. The held-to-maturity securities were transferred from the available-for-sale securities in the third quarter of 2013. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The increase in the first two quarters represented a decision in connection with the Recapitalization that liquidity was sufficient to warrant the shifting of additional cash into investment securities, and further purchases throughout 2013 may be warranted. At September 30, 2013 and 2012, the available-for-sale securities portfolio had gross unrealized gains of approximately $2.6 million and $5.5 million, and gross unrealized losses of $3.0 million and $294 thousand, respectively. At September 30, 2013, the held-to maturity securities had gross unrecognized gains of $1.4 million and gross unrecognized losses of $390 thousand. Our securities portfolio at September 30, 2013 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools, collateralized loan obligations and corporate bonds.
The following table provides the amortized cost of our available-for-sale securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$1,591	$10,883	$6,591	$12,653	$31,718
Municipal - taxable	—	842	—	776	1,618
Agency bonds	—	—	2,009	4,168	6,177
Agency issued REMICs	595	46,155	8,940	—	55,690
Agency issued mortgage pools	—	56,141	28,992	5,698	90,831
Other	—	—	18,867	2,476	21,343
Total	$2,186	$114,021	$65,399	$25,771	$207,377
Tax Equivalent Yield	5.54%	2.46%	2.01%	2.29%	2.43%

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
As of September 30, 2013, we performed an impairment assessment of the securities in our portfolio that had an unrealized loss to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of September 30, 2013, gross unrealized losses in our portfolio totaled $3.0 million, compared to $384 thousand and $294 thousand as of December 31, 2012 and September 30, 2012, respectively. The unrealized losses in mortgage-based residential, municipal, and federal agency securities are primarily a result of widening credit spreads subsequent to purchase. The unrealized loss in other securities relate to four corporate notes and one pooled trust preferred security. The unrealized loss in the corporate notes is primarily due to changes in interest rates subsequent to purchase. The unrealized losses associated with the trust preferred security are primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. Based on results of our impairment assessment, the unrealized losses at September 30, 2013 are considered temporary.
As of September 30, 2013, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 5% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of September 30, 2013.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$97,087	$96,246
Federal Home Loan Mortgage Corporation (FHLMC)	$44,224	$44,040
Government National Mortgage Association (GNMA)	$47,307	$46,743

We held no federal funds sold as of September 30, 2013, December 31, 2012 or September 30, 2012. As of September 30, 2013, we held $59.9 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $159.7 million at December 31, 2012 and $201.6 million as of September 30, 2012. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
As of September 30, 2013, we held approximately $2.9 million in certificates of deposit at FDIC insured financial institutions. At September 30, 2013, we held $28.2 million in bank-owned life insurance, compared to $27.6 million at December 31, 2012 and $27.4 million at September 30, 2012.

Deposits and Other Borrowings
As of September 30, 2013, total deposits decreased by 9.7% (13.0% annualized) from December 31, 2012 and decreased by 12.9% from September 30, 2012, principally because of planned reductions in brokered deposits. Excluding brokered deposits, our deposits decreased by 2.6% (3.5% annualized) from December 31, 2012 and decreased 3.5% from September 30, 2012. In the first nine months of 2013, the fastest growing sectors of our core deposit base were savings and money market accounts, which grew 16.6% (22.0% annualized). We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposits increased by $9.7 million, or 1.5% (2.0% annualized), from December 31, 2012. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Brokered certificates of deposits decreased $104.3 million from September 30, 2012 to September 30, 2013 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of September 30, 2013, our CDARS balance consists of $373 thousand in purchased time deposits and no reciprocal customer accounts.
Brokered deposits at September 30, 2013, December 31, 2012 and September 30, 2012 were as follows:

BROKERED DEPOSITS

	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Brokered certificates of deposits	$88,614	$165,106	$191,834
CDARS®	373	371	1,414
Total	$88,987	$165,477	$193,248

As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in the Order restricts our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The liquidity enhancement over the last two years was in part to ensure we have adequate funding to meet our short-term contractual obligations. We believe that our current liquidity, along with maintaining or increasing core deposits, will provide for our short-term contractual obligations, including maturing brokered deposits. The table below is a maturity schedule for our brokered CDs as of September 30, 2013.

BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$13,926	$10,403	$29,846	$27,672	$6,767
CDARS®	—	—	—	373	—
Total	$13,926	$10,403	$29,846	$28,045	$6,767

As of September 30, 2013, December 31, 2012 and September 30, 2012, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $12.7 million as of September 30, 2013, compared to $12.5 million and $14.7 million as of December 31, 2012 and September 30, 2012, respectively. As of September 30, 2012, we also had a structured repurchase agreement with another financial institution of $10.0 million. The agreement had a five year term with a variable rate of three-month LIBOR minus 75 basis points for the first year and a fixed rate of 3.93% for the remaining term. The agreement matured in November 2012.
Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on management fees from FSGBank to fund our daily operations’ liquidity needs. Our cash balance on deposit with FSGBank, which totaled approximately $1.6 million as of September 30, 2013, is available for funding activities for which FSGBank would not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
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
As of September 30, 2013, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $56.9 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
Our borrowing capacity (using 1-4 family residential mortgages) for FSGBank at the FHLB required the individual pledging and physical delivery of loan files. As of September 30, 2013, no individual loans were provided to the FHLB.
Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of quarter-end, we had approximately $1.8 million in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $90.3 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of September 30, 2013, our unpledged investment securities totaled $116.7 million.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of September 30, 2013, we had $88.6 million in brokered CDs outstanding with a weighted average remaining life of approximately 12 months, a weighted average coupon rate of 2.95% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.99%. Our CDARS product had $373 thousand at September 30, 2013, with a weighted average coupon rate of 2.70% and a weighted average remaining life of approximately 13 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. We are also approved to use the Federal Reserve discount window. We applied to utilize the Federal Reserve window as an abundance of caution due to the economic climate. As discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order restricts our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $122.9 million at

September 30, 2013. The following table illustrates our significant contractual obligations at September 30, 2013 by future payment period.
CONTRACTUAL OBLIGATIONS

		Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
		(in thousands)
Certificates of deposit	(1)	$319,299	$41,476	$4,820	$—	$365,595
Brokered certificates of deposit	(1)	54,175	32,463	1,976	—	88,614
CDARS®	(1)	—	373	—	—	373
Federal funds purchased and securities sold under agreements to repurchase	(2)	12,657	—	—	—	12,657
Operating lease obligations	(3)	719	1,991	1,363	2,454	6,527
Total		$386,850	$76,303	$8,159	$2,454	$473,766
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

Net cash used by operations during the first nine months of 2013 totaled $10.9 million compared to net cash used in operations of $4.2 million for the same period in 2012. Net cash used in investing activities totaled $68.4 million for the nine months ended September 30, 2013, compared to net cash used in investing activities of $66.9 million for the same period in 2012. The decrease in cash used is associated with an increase in the purchase of investment securities of $59.3 million, partially offset by an increase in sales of investment securities and the sale of loans held-for-sale to a third party of $22.3 million. Net cash used in financing activities was $22.9 million for the first nine months of 2013 compared to net cash provided by financing activities of $24.8 million in the comparable 2012 period. The decrease in cash used in financing activities is primarily related to proceeds from issuance of common stock of $81.2 million, offset by a decrease in deposits of $98.2 million.

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
Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains were accreted into interest income over the remaining life of the originally hedged items. The gains were fully accreted into income at December 31, 2012. We recognized $1.2 million in interest income for the nine months ended September 30, 2012.
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

The following table presents information on the cash flow and fair value hedges as of September 30, 2013.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward loan sales contracts	$1,661	$—	$49	$(77)	Various
Fair value hedges:
Zero premium collar	1,542	33	—	—	June 10, 2023
Cash flow swap	1,542	—	(33)	—	June 10, 2023
	$4,745	$33	$16	$(77)

The following table presents additional information on the active derivative positions as of September 30, 2013.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$1,661	Other assets	$—	Other liabilities	$49	Noninterest income – other	$10
Zero premium collar	$1,542	Other assets	$33	Other liabilities	N/A	Noninterest income – other	$33
Cash flow swap	$1,542	Other assets	N/A	Other liabilities	$33	Noninterest expense – other	$33
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$1,661	N/A	N/A	Noninterest income – other	N/A
Loans	N/A	Loans	$1,542	N/A	N/A	Noninterest income - other	N/A

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Commitments to extend credit - fixed rate	$29,464	$16,312	$20,430
Commitments to extend credit - variable rate	90,086	94,822	81,722
Total Commitments to extend credit	$119,550	$111,134	$102,152

Standby letters of credit	$3,308	$5,023	$4,867

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
On September 27, 2013, we completed the issuance of an additional $5.0 million of new common stock through the Rights Offering. The Rights Offering was previously announced on a Current Report on Form 8-K filed on February 26, 2013. Under the Rights Offering each Legacy Shareholder received one non-transferable subscription right to purchase two shares of our common stock at the subscription price of $1.50 per share for every one share of common stock owned by such Legacy Shareholder as of the record date of April 10, 2013. Additionally, each Legacy Shareholder that fully exercised such Legacy Shareholder's subscription rights had the ability to submit an over-subscription request to purchase additional shares of common stock, subject to certain limitations and subject to allotment under the Rights Offering. On September 27, 2013, we completed the Rights Offering issuing 3,329,234 shares of common stock for $1.50 per share for gross proceeds of approximately $5.0 million. We downstreamed the net proceeds to supplement the capital of FSGBank.

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

September 30, 2013	FSGBank Consent Order[1]	Minimum Capital Requirements under Prompt Corrective Action Provisions	First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	4.0%	14.6%	13.7%
Total capital to risk adjusted assets	13.0%	8.0%	15.8%	14.9%
Leverage ratio	9.0%	4.0%	9.0%	8.3%
December 31, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	4.2%	4.5%
Total capital to risk adjusted assets	13.0%	8.0%	5.5%	5.8%
Leverage ratio	9.0%	4.0%	2.3%	2.5%
September 30, 2012
Tier 1 capital to risk adjusted assets	n/a	4.0%	6.8%	7.0%
Total capital to risk adjusted assets	13.0%	8.0%	8.1%	8.3%
Leverage ratio	9.0%	4.0%	3.7%	3.8%
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

RECENT ACCOUNTING PRONOUNCEMENTS
No significant new accounting guidance became effective for the nine months ended September 30, 2013. As of September 30, 2013 there was no issued guidance that is expected to have a significant impact on our consolidated financial statements when adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of September 30, 2013, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points and 200 basis points (1.00% and 2.00%, respectively) over a twelve-month period. Given this scenario, as of September 30, 2013, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $3.3 million, or 14.5%, as a result of a 100 basis point decline in rates based on annualizing our financial results through September 30, 2013. The model predicts a $838 thousand increase in net interest income resulting from a 100 basis point increase in rates. Finally, the model also forecasts an $1.7 million increase in net interest income, or 7.6%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of September 30, 2013. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$19,316	$22,586	$23,424	$24,314
Dollar change net interest income	(3,270)	—	838	1,728
Percentage change net interest income	(14.48)%	0.00%	3.71%	7.65%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of September 30, 2013.
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

10.1
Form of Restricted Stock Award for an Employee under the 2012 Long-Term Incentive Plan, incorporated by reference to the Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2013.

10.2
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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 13, 2013	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

November 13, 2013	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer