Form 10-K
period 2013-12-31
FIRST SECURITY GROUP INC/TN
filed 2014-03-14
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2013 was approximately $135.5 million, based on the registrant’s closing sales price as reported on the NASDAQ Capital Market. There were 66,635,101 shares of the registrant’s common stock outstanding as of March 14, 2014.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders	III

First Security Group, Inc. and Subsidiary
Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in this Annual Report, including, without limitation, matters discussed under the captions "Risk Factors" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors. There can be no assurance that the results, performance or achievements of the Company will not differ materially from those expressed or implied by forward-looking statements. Factors that could cause actual events or results to differ significantly from those described in the forward-looking statements include, but are not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	changes in business policies or practices as a result of the changes in management;

•	changes in local, national or international political and economic conditions;

•
changes in financial market conditions, either internationally, nationally or locally in areas in which First Security conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	First Security’s ability to comply with any requirements imposed on it or FSGBank by their respective regulators, and the potential negative consequences that result;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

•	the impacts of renewed regulatory scrutiny on consumer protection and compliance led by the newly created Consumer Finance Protection Bureau;

•	changes in capital standards and asset risk-weighting resulting from implementation of “Basel III” rules;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

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
Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (“FSGBank” or the "Bank").
BUSINESS
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee. We currently operate 28 full-service banking offices through our wholly-owned bank subsidiary, FSGBank, N.A. We serve the banking and financial needs of various communities in eastern and middle Tennessee, as well as northern Georgia.
Through FSGBank, we strive to be a top-tier community bank through a focus on business banking while leveraging our retail branch network and capitalizing on niche opportunities. FSGBank operates under a business and retail banking strategy. This strategy focuses on serving the needs of small- to medium-sized businesses by offering a range of lending, deposit and wealth management services to these businesses and their owners. Additionally, FSGBank’s lending services include a private banking line of business as well as loans secured by single and multi-family real estate, residential construction and owner-occupied commercial real estate. Our principal source of funds for loans and investment securities is core deposits gathered through our branch network. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit, and obtain most of our deposits from individuals and businesses in our market areas, including those of our loan customers. Our wealth management division offers financial planning, trust administration, investment management and estate planning services. We also provide mortgage banking and electronic banking services, such as Internet banking (www.fsgbank.com), online bill payment, cash management, ACH originations, and remote deposit capture. We actively pursue business relationships by utilizing the business contacts of our Board of Directors, senior management and local bankers, thereby capitalizing on our extensive knowledge of the local marketplace.
First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As of December 31, 2013, we had total assets of approximately $977.6 million, total deposits of approximately $857.3 million and stockholders’ equity of approximately $83.6 million.
FSGBank currently operates 28 full-service banking-offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (the “OCC”). In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank, while FSGBank operates under the name of Jackson Bank & Trust along the Interstate 40 corridor in Tennessee.
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

In October 2004, FSGBank acquired 100% of the capital stock of Kenesaw Leasing, Inc. ("Kenesaw Leasing") and J&S Leasing, Inc. ("J&S Leasing"), both Tennessee corporations, from National Bank of Commerce for $13.0 million in cash. Both companies are wholly-owned subsidiaries of FSGBank although operations are now limited to collections efforts. Kenesaw Leasing leased new and used equipment, fixtures and furnishings to owner-managed businesses, while J&S Leasing leased forklifts, heavy equipment and other machinery primarily to companies in the trucking and construction industries.
In August 2005, we acquired Jackson Bank & Trust (“Jackson Bank”) for an aggregate purchase price of $33.3 million in cash. Jackson Bank was a state commercial bank headquartered in Gainesboro, Tennessee. Jackson Bank was merged into FSGBank.
FSGBank currently conducts its banking operations in Dalton, Georgia under the name “Dalton Whitfield Bank” and "Jackson Bank & Trust" in Jackson and Putnam Counties, Tennessee. During 2014, all locations operating under historical names will transition to operating as FSGBank.
FSGBank is a member of the Federal Reserve Bank of Atlanta (the "Federal Reserve Bank") and a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). FSGBank’s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). FSGBank operates 22 full-service banking offices in eastern and middle Tennessee and six offices in northern Georgia.
Market Area and Competition
We currently conduct business principally through 28 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Catoosa and Whitfield Counties, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available from the FDIC as of June 30, 2013, FSGBank’s total deposits ranked 7th among financial institutions in our market area, representing approximately 4.0% of the total deposits in our market area.
The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2013 (the most recent date for which data is available).

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	2	$36	$1,425	9	2.5%
Hamilton County[1,3]	8	280	6,611	6	4.2%
Jackson County	1	58	120	2	48.3%
Jefferson County	2	110	550	1	20.0%
Knox County[2]	2	72	9,567	12	0.8%
Loudon County	1	25	742	8	3.4%
McMinn County	1	34	859	7	4.0%
Monroe County	2	65	612	5	10.6%
Putnam County[2]	2	78	1,506	7	5.2%
Union County	1	47	130	2	36.2%
Georgia
Catoosa County[3]	1	8	721	9	1.1%
Whitfield County	5	148	1,878	6	7.9%
FSGBank	28	$961	$24,721	7	3.9%

[1] Our brokered deposits, totaling $109.9 million at June 30, 2013, are included in the totals for Hamilton County.
2 In December 2013, we closed and consolidated one branch in Hamilton County and one branch in Putnam County. The number of branches shown above is reflective of those consolidations.
3 In January 2014, we announced two additional branch consolidations that are anticipated to close in May 2014. One branch is located in Hamilton County and the other branch is located in Catoosa County.

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
Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 79 other commercial or savings institutions.
Virtually every type of competitor has offices in Atlanta, Georgia, approximately 75 miles from Dalton and 100 miles from Chattanooga. In our market area, our largest competitors include First Tennessee, SunTrust, Regions, BB&T, Bank of America and Wells Fargo. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-based community bank and as having greater personal service, community involvement and ability to make credit and other business decisions quickly and locally.
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.
Our loan portfolio at December 31, 2013 was comprised as follows:

	Amount	Percentage of Portfolio
	(in thousands, except percentages)
Loans secured by real estate—
Residential 1-4 family	$181,988	31.2%
Commercial	261,935	44.9%
Construction	39,936	6.8%
Multi-family and farmland	17,663	3.0%
	501,522	85.9%
Commercial loans	55,337	9.5%
Consumer installment loans	21,103	3.6%
Other	5,135	1.0%
Total loans	$583,097	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $131.1 million and $3.2 million, respectively, in credit as of December 31, 2013. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2013, our contractual obligations to extend credit were comprised as follow:

	Amount	Percentage of Contractual Obligations
	(in thousands, except percentages)
Contractual obligations secured by real estate—
Residential 1-4 family	$53,562	39.9%
Commercial	12,552	9.3%
Construction	11,047	8.2%
Multi-family and farmland	—	—%
	77,161	57.4%
Commercial loans	26,419	19.7%
Other	30,758	22.9%
Total contractual obligations	$134,338	100.0%
Real Estate—Residential 1-4 Family. Our residential mortgage loan program primarily originates loans for the purchase of residential property to individuals for other third-party lenders. Residential loans to individuals retained in our loan portfolio primarily consist of first liens on 1-4 family residential mortgages, home equity loans and lines of credit. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. We expect that the loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. We generally do not retain long term, fixed rate residential real estate loans in our portfolio due to interest rate and collateral risks and low levels of profitability.
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
Niche Lending Initiatives. In the fourth quarter of 2013, we implemented four new lending initiatives. First, TriNet Direct is a division focused on national net lease lending and originates construction of pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate on long-term leases to tenants that are investment grade or have investment grade attributes. Second, we entered into a partnership with an unaffiliated third-party that originates small balance, unsecured consumer loans, primarily associated with home improvement additions, including financing new or replacement HVAC units, roofs, windows and other improvements. We are purchasing these consumer loans at a discount from the originator. Third, we have established a business credit sales and support team that originates structured loans secured by accounts receivable and inventory within our markets. The business credit department was implemented as we believe properly structured and monitored asset-based lending at the community bank level is an under-served market that can generate above-average returns on a risk-adjusted basis. The fourth lending initiative is a lending unit focused on government lending, primarily originating and selling the guaranteed portion of Small Business Administration ("SBA") and United State Department of Agriculture ("USDA") loans. This fourth initiative provides a greater impact on non-interest income through the premium and servicing of sold loans. These initiatives are operating with distinct concentration limits and will only supplement the loan growth generated by our traditional banking officers.
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
Lending Policies. Our Board of Directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards based on the type of loans among our regions. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier 1 capital. At December 31, 2013, our legal lending limit was approximately $13.0 million. In addition, we have established a tiered “house” limit based on the rating of the loan. However, these limits may not exceed our legal lending limit for each lending relationship. Any loan request exceeding the house limit must be approved by a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.
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

As of December 31, 2013, our concentrations were within the thresholds of the CRE guidance.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2013, approximately 85.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized.
We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2013, we had approximately $174.0 million of interest-only loans, which primarily consist of residential real estate loans (49%), commercial real estate loans (19%) and commercial and industrial loans (15%). The loans have an average maturity of approximately forty-three months. The interest-only loans are fully underwritten and within our lending policies.
We do not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).
Deposits
Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. We have also chosen to obtain a portion of our deposits from outside our market through brokered deposits. Our brokered deposits represented 8.8% of total deposits as of December 31, 2013. Other sources of funding include advances from the FHLB, subordinated debt and other borrowings. These other sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. During the fourth quarter of 2009 and first quarter of 2010, we enhanced our liquidity by issuing over $255 million in brokered certificates of deposits and placing the excess funds in our interest bearing deposit account at the Federal Reserve Bank. As a result of the Consent Order, discussed below, we were not allowed to accept, renew or roll over brokered deposits without prior approval of the FDIC. Accordingly, principal sources of funds have been limited to non-brokered deposits, other borrowings and our existing cash reserves. As a result of the termination of the Consent Order on March 10, 2014, the restrictions on brokered deposits are no longer applicable. At December 31, 2013, our cash balance at the Federal Reserve Bank was approximately $6.5 million. This cash is available to fund our contractual obligations and prudent investment opportunities.
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
Securities
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity.  The effective duration for the available-for-sale securities is approximately 26 months and 74 months for the held-to-maturity securities. The securities classified as available-for-sale may be sold and used for liquidity purposes should we deem it to be in our best interest. The decision to sell an available-for-sale security includes many factors, including, but not limited to, current market pricing, liquidity needs, future price risk of the security, our overall asset base and the associated the impact on regulatory capital ratios, as well as the evaluation of the various other liquidity sources.
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
Employees
On December 31, 2013, we had 285 full-time equivalent employees consisting of 277 full-time and 12 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
Website Address
Our corporate website address is www.FSGBank.com. From this website, select the “Resources” tab followed by selecting “Investors.” Our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, are available free of charge and accessible soon after we file them with the SEC. These materials are also available free of charge on the SEC's website at www.sec.gov.

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
Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.
First Security
Because we own all of the capital stock of FSGBank, we are a bank holding company under the Federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.
Written Agreement. Effective September 7, 2010, First Security entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank. The Agreement is designed to enhance our ability to act as a source of strength to FSGBank, including, but not limited to, taking steps to ensure that FSGBank complies with the Consent Order issued by the OCC and discussed further below. On September 14, 2010, we filed a Current Report on Form 8-K describing the Agreement. A copy of the Agreement is filed as Exhibit 10.1 to such Form 8-K.

Currently, we are deemed not in compliance with certain provisions of the Agreement. Based on the lifting of the Bank's Consent Order on March 10, 2014, we believe that we will be deemed in full compliance with the Agreement within three to six months.
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
Support of FSGBank. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for FSGBank and to commit resources to support FSGBank. In addition, pursuant to the Dodd-Frank Act, this longstanding policy has been given the force of law and the Federal Reserve Board may promulgate additional regulations to further implement the intent of the new statute. As in the past, such financial support from the Company may be required at times when, without this legal requirement, we might not be inclined to provide. In addition, any capital loans made by us to FSGBank will be repaid only after FSGBank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of FSGBank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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
Effective April 28, 2010, FSGBank reached an agreement with its primary regulator, the OCC, regarding the issuance of a Consent Order (the "Order"). The Order was the result of the OCC’s regular examination of FSGBank in the fall of 2009 and directed FSGBank to take actions intended to strengthen its overall condition. On April 29, 2010, First Security filed a Current Report on Form 8-K describing the Order. The Form 8-K also provides a copy of the fully executed Order.
On March 10, 2014, the OCC terminated the Order, and First Security filed a Current Report on Form 8-K announcing the lifting of the Order.
The Order provided the areas of FSGBank’s operations that warranted improvement and required plans for making those improvements. The Order required FSGBank to develop and submit written strategic and capital plans covering at least three years. The Board of Directors was required to ensure competent management for all executive officer positions in order to manage the Bank in a safe and sound manner. The Bank was also required to review and revise various policies and procedures, including those associated with credit concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit.
The Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets (also referred to as the leverage ratio). The Bank was also restricted from paying interest on deposits that is more than 0.75% above the rate applicable to the applicable market of the Bank as determined by the FDIC. Additionally, the Bank could not accept, renew or roll over brokered deposits without prior approval of the FDIC.
The termination of the Order removes the various operational restrictions described above that the Bank had been operating under for the last four years.
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
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2013 was 0.64 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.
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

As of December 31, 2013, our CRE concentrations were within the thresholds of the CRE guidance. Specifically, our ratio of construction, land development and other land loans to total capital was 41.9% and our total CRE concentration was 209.2%. The commercial real estate loan portfolio increased $40.3 million, or 18.2% from December 31, 2012 to 2013.
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

Capital Adequacy
Banks and bank holding companies, as regulated institutions, are required to maintain minimum levels of capital. The OCC and the Federal Reserve Board, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations as well as guidelines that define components of the calculation of capital and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As described in Note 2 to our consolidated financial statements, prior to the Bank's Order being terminated on March 10, 2014, FSGBank was required to achieve and maintain total capital to risk-weighted assets of at least 13% and a Tier 1 leverage ratio of at least 9%. In addition, under the Agreement, the Company is prohibited from declaring or paying dividends without the prior written consent of the Federal Reserve Bank. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. Our ability to distribute cash dividends in the future may be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.
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

The following tables show the capital ratios maintained by First Security and FSGBank at December 31, 2013 and 2012:

	December 31, 2013 Actual	December 31, 2012 Actual	FSGBank Consent Order[1]	Minimum to be Adequately Capitalized under Prompt Corrective Action Provisions
	Ratio	Amount	Ratio	Ratio

Total capital to risk-weighted assets
First Security Group, Inc. and subsidiary	14.89%	5.49%	N/A	8.0%
FSGBank, N.A.	14.08%	5.80%	13.0%	8.0%
Tier 1 capital to risk-weighted assets
First Security Group, Inc. and subsidiary	13.64%	4.23%	N/A	4.0%
FSGBank, N.A.	12.83%	4.54%	N/A	4.0%
Tier 1 capital to average assets
First Security Group, Inc. and subsidiary	9.36%	2.31%	N/A	4.0%
FSGBank, N.A.	8.74%	2.48%	9.0%	4.0%

1 On March 10, 2014, the Consent Order was terminated and the elevated capital ratios are not applicable for future periods.
On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.
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
Dodd-Frank Act.
The bank regulatory landscape was dramatically changed by the Dodd-Frank Act, which was enacted on July 21, 2010 and which implements far-reaching regulatory reform. Its provisions include significant regulatory and compliance changes that are designed to improve the supervision, oversight, safety and soundness of the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.
Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on the Company’s and the Bank’s business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Company and Bank. Some of the rules that have been adopted to comply with the Dodd-Frank Act's mandates are discussed below.
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
The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. During 2012, the CFPB issued three proposed rulemakings covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages. The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, became effective in January 2014. The escrow and loan originator compensation rules became effective in June 2013. A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act became effective in January 2014. We continue to analyze the impact that such rules may have on our business model, particularly with respect to our mortgage banking business.
UDAP and UDAAP. Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.
Interchange Fees. The Federal Reserve has issued final rules limiting the amount of any debit card interchange fee that an issuer may receive or charge with respect to electronic debit card transactions to be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.
Volcker Rule. On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which will become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015. The Company is reviewing the impact of the Volcker Rule on its investment portfolio.
Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the adoption of further implementing regulations and, therefore, their impact on the Company’s operations cannot be fully determined at this time.
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
We had net income allocated to common stockholders of $11.3 million, or $0.24 per share, for the year ended December 31, 2013, due to the $26.2 million positive effect of the exchange of our preferred stock into common stock as part of the Recapitalization. We can not guarantee income and may experience additional operational losses. Although we have taken steps to improve profitability during 2013, operating profitability will require continued improvement in 2014.
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
We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan and lease losses as part of FSGBank’s credit functions. Any significant amount of additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities. Our allowance for loan and lease losses at December 31, 2013 may not be sufficient to cover future credit losses.

We make and hold in our portfolio a number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.
We offer land acquisition and development, and construction loans for builders and developers, and as of December 31, 2013, we had $39.9 million in such loans outstanding, representing 41.9% of FSGBank’s total risk-based capital. These land acquisition and development, and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Losses in our land acquisition and development and construction loan portfolio could exceed our reserves, which would adversely impact our earnings. Non-performing loans in our land acquisition and development and construction portfolio could increase during 2014, and these non-performing loans could result in a material level of charge-offs, which would negatively impact our capital and earnings.
If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2013, approximately 86.0% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
The amount of our OREO may result in additional losses, and costs and expenses that will negatively affect our operations.
At December 31, 2013, we had a total of $8.2 million of OREO. This level of OREO was due, among other things, to the deterioration of the residential real estate market and the tightening of the credit market. The costs and expenses to maintain the real estate are proportionate to our level of OREO. The amount of OREO could remain at current levels or elevate in the coming months. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.
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
Increases in our expenses and other costs could adversely affect our financial results.
Our expenses and other costs, such as operating expenses and hiring new employees directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. We are aggressively managing our expenses in the current economic environment, but as our business develops, changes or expands, and as we hire additional personnel, additional expenses can arise. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.
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
A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and adversely impact our earnings.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our Internet banking system, treasury management products, check and document imaging, remote deposit capture systems, ,general ledger, and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets.  We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed.  While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve.  We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems.  Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.
We rely on other companies to provide key components of our business infrastructure.
Our business operations rely on third party vendors to provide services such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including but not limited to those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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
An economic downturn in the housing market, the homebuilding industry, and / or in our markets generally could adversely affect our financial condition, results of operations or cash flows.
Our long-term success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which FSGBank operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Tennessee and Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.
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
Negative developments during 2008 in the global credit and derivative markets resulted in uncertainty in the financial markets with many of these effects of those developments expected to continue into 2014. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at many institutions and the competition for deposits and quality loans increased significantly. Global securities markets, and bank holding company stock prices in particular, were negatively affected, as was the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.
The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.
The Dodd-Frank Act enacted on July 21, 2010, created a new Consumer Financial Protection Bureau ("CFPB") with power to promulgate and enforce consumer protection laws. Smaller depository institutions, including those with $10 billion or less in assets, will be subject to the CFPB's rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard and (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets.
The CFPB has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices. In addition, the Dodd-Frank Act enhanced the regulation of mortgage banking and gave to the CFPB oversight of many of the core laws which regulate the mortgage industry and the authority to implement mortgage regulations. New regulations adopted and anticipated to be adopted by the CFPB will significantly impact consumer mortgage lending and servicing.
The Dodd-Frank Act and the resulting regulations will likely affect the Company's business and operations in other ways which are difficult to predict at this time. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company's results of operations, financial condition or liquidity, any of which may impact the market price of the Company's common stock.
The CFPB’s "ability-to-repay" and "qualified mortgage" rules could have a negative impact on our loan origination process and foreclosure proceedings.
The CFPB has adopted rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally including rules that implement the "ability-to-repay" requirement and provide protection from liability for "qualified mortgages," as required by the Dodd-Frank Act. The ability-to-repay rule, which took effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance "safe harbor" for lenders that issue certain "qualified mortgages." The rules define a "qualified mortgage" to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While "qualified mortgages" will generally be afforded safe harbor status, a rebuttable presumption of compliance will attach to mortgages that also meet the definition of a "higher priced mortgage" (which are generally subprime loans). Although the new "qualified mortgage" rules may provide better definition and more certainty regarding regulatory requirements, the rules may also increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the "qualified mortgage" criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified "higher priced mortgages" only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers. It is difficult to predict how the CFPB's "qualified mortgage" rules will impact us, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.
The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.     The potential reach of the CFPB's broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.
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

During 2013, we conducted our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee.
We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branch, loan production and leasing offices.

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
401 South Thornton Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	16,438	Branch
1237 North Glenwood Avenue Dalton, Whitfield County, Georgia	September 17, 1999	Owned	3,300	Branch
761 New Highway 68 Sweetwater, Monroe County, Tennessee	June 26, 2000	Owned	3,000	Branch
1740 Gunbarrel Road Chattanooga, Hamilton County, Tennessee	July 3, 2000	Leased	3,400	Branch
4227 Ringgold Road East Ridge, Hamilton County, Tennessee	July 28, 2000	Leased	3,400	Branch
835 South Congress Parkway Athens, McMinn County, Tennessee	November 6, 2000	Owned	3,400	Branch
4535 Highway 58 Chattanooga, Hamilton County, Tennessee	May 7, 2001	Owned	3,400	Branch
820 Ridgeway Avenue Signal Mountain, Hamilton County, Tennessee	May 29, 2001	Owned	2,500	Branch
1301 Cowart Street Chattanooga, Hamilton County, Tennessee	March 28, 2011	Leased	1,000	Branch
9217 Lee Highway Ooltewah, Hamilton County, Tennessee	July 8, 2002	Owned	3,400	Branch
2905 Maynardville Highway Maynardville, Union County, Tennessee	July 20, 2002	Owned	12,197	Branch
2918 East Walnut Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Owned	10,337	Branch
715 South Thornton Avenue Dalton, Whitfield County, Georgia	March 31, 2003	Building Owned Land Leased	4,181	Branch
35 Poplar Springs Road Ringgold, Catoosa County, Georgia	July 14, 2003	Owned	3,400	Branch
167 West Broadway Boulevard Jefferson City, Jefferson County, Tennessee	October 14, 2003	Owned	3,743	Branch
705 East Broadway Lenoir City, Loudon County, Tennessee	October 27, 2003	Owned	3,610	Branch
215 Warren Street Madisonville, Monroe County, Tennessee	December 4, 2003	Owned	8,456	Branch
155 North Campbell Station Road Knoxville, Knox County, Tennessee	March 2, 2004	Building Owned Land Leased	3,743	Branch
1013 South Highway 92 Dandridge, Jefferson County, Tennessee	April 5, 2004	Owned	3,500	Branch
307 Lovell Road Knoxville, Knox County, Tennessee	August 16, 2004	Building Owned Land Leased	3,500	Branch
1111 Northshore Drive, Suite S600 Knoxville, Knox County, Tennessee	October 1, 2004	Leased	9,867	Loan & Leasing
1111 Northshore Drive, Suite P-100 Knoxville, Knox County, Tennessee	July 25, 2005	Leased	1,105	Branch
307 Hull Avenue Gainesboro, Jackson County, Tennessee	August 31, 2005	Owned	9,662	Branch
340 South Jefferson Avenue Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	3,220	Branch

Office Address	Date Opened	Owned/Leased	Square Footage	Use of Office
376 West Jackson Street Cookeville, Putnam County, Tennessee	August 31, 2005	Owned	14,780	Branch
301 Keith Street SW Cleveland, Bradley County, Tennessee	October 31, 2005	Leased	3,072	Branch
3895 Cleveland Road Varnell, Whitfield County, Georgia	November 11, 2005	Owned	1,860	Branch
531 Broad Street Chattanooga, Hamilton County, Tennessee	December 11, 2006	Owned	39,700	Branch & Headquarters
614 West Main Street Algood, Putnam County, Tennessee	April 10, 2007	Owned	1,936	Branch
52 Mouse Creek Road Cleveland, Bradley County, Tennessee	May 14, 2007	Owned	1,256	Branch
5188 Highway 153 Knoxville, Knox County, Tennessee	May 22, 2009	Owned	4,194	Branch

As of December 31, 2013, we owned one additional plot of land. The vacant lot is located at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). The lot is currently available for sale and is included in our other real estate owned portfolio. We originally purchased this site for bank purposes.
In December of 2013, we closed two offices, one located in Knox County, Tennessee and one located in Putnam County, Tennessee.
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

From August 10, 2005 to March 26, 2013, our common stock traded on the Nasdaq Global Select Market under the symbol FSGI. As disclosed previously on Current Reports on Form 8-K filed with the SEC on September 28, 2012 and December 3, 2012, we were not in compliance with the continued listing requirements of the NASDAQ Global Select Market and were subject to delisting after March 25, 2013. As a result, we applied to transfer our listing to the NASDAQ Capital Market. Our application was granted effective March 26, 2013, subject to certain conditions described in the Current Report on Form 8-K filed March 22, 2013. On March 13, 2014, there were 795 registered holders of record of our common stock. The high and low sales prices per share were as follows:

Year and Quarter	High	Low	Dividend
2013
4th Quarter	$2.64	$1.83	$—
3rd Quarter	2.52	2.00	—
2nd Quarter	7.45	1.84	—
1st Quarter	3.44	1.60	—
2012
4th Quarter	$3.04	$1.30	$—
3rd Quarter	3.30	2.15	—
2nd Quarter	3.35	1.98	—
1st Quarter	3.68	2.35	—

The Company’s ability to pay dividends depends on the Company’s available funds and dividends from the Bank. The Written Agreement currently in place prohibits the Company, without prior written consent of the Federal Reserve, from declaring or paying dividends to the Company’s shareholders or from taking dividends, or any other form of payment representing a reduction of capital, from the Bank. We believe that, for a foreseeable period of time, the Company’s principal source of cash will be dividends and management fees paid by FSGBank to us; payment of such dividends and management fees by the Bank are currently subject to the restrictions imposed by the Written Agreement. There are certain restrictions on these payments imposed by federal banking laws, regulations and authorities.
In addition, it is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.
As disclosed elsewhere, on April 11-12, 2013 the Company closed a private placement of 60,735,000 shares of its common stock as part of the Recapitalization.  The closing of the private placement was previously described on the Current Report on Form 8-K filed on April 12, 2013.
The issuance of securities pursuant to the transactions described above were private placements to “accredited investors” (as that term is defined under Rule 501 of Regulation D), and were therefore exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.
The 60,735,000 shares of our common stock sold in the Recapitalization were subsequently registered for resale on a registration statement on Form S-1 (File No. 333-188137), which was declared effective by the SEC on June 6, 2013.  The offering commenced on that date and has not been terminated.  All shares of common stock sold under the registration statement have been or will be sold by the selling shareholders; the Company will not receive any proceeds from such sales of common stock.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
First Security Group, Inc	100.00	52.73	19.94	5.21	4.94	5.10
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48
SNL Southeast Bank	100.00	100.41	97.49	57.04	94.75	128.40

Source: SNL Financial LC, Charlottesville, VA
© 2014
www.snl.com

ITEM 6.	Selected Financial Data
Our selected financial data is presented below as of and for the years ended December 31, 2009 through 2013. The selected financial data presented below as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 35. The selected financial data as of December 31, 2011, 2010 and 2009 and for each of the two years ended December 31, 2010 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. All per share data and the number of shares outstanding has been retroactively adjusted for the one-for-ten reverse stock split effected on September 19, 2011. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” following the tables.

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts and full-time equivalent employees)
Earnings:
Net interest income	$23,370	$23,580	$27,779	$34,681	$42,209
Provision (credit) for loan and lease losses	$(2,735)	$20,866	$10,920	$33,589	$25,380
Non-interest income	$8,683	$8,146	$8,100	$9,503	$10,335
Non-interest expense	$47,760	$47,659	$47,628	$45,258	$68,871
Net loss	$(13,449)	$(37,570)	$(23,061)	$(44,342)	$(33,455)
Income tax provision (benefit)	$477	$771	$392	$9,679	$(8,252)
Dividends and accretion on preferred stock	$(1,381)	$(2,078)	$(2,053)	$(2,029)	$(1,954)
Effect of exchange on preferred stock to common stock	$26,179	$—	$—	$—	$—
Net income (loss) available to common stockholders	$11,349	$(39,648)	$(25,114)	$(46,371)	$(35,409)
Earnings—Normalized
Non-interest expense, excluding goodwill impairment	$47,760	$47,659	$47,628	$45,258	$41,715
Net income (loss) available to common stockholders, excluding goodwill impairment	$11,349	$(39,648)	$(25,114)	$(46,371)	$(10,647)
Per Share Data:
Net income (loss), basic	$0.24	$(24.58)	$(15.79)	$(29.46)	$(22.77)
Net income (loss), diluted	$0.24	$(24.58)	$(15.79)	$(29.46)	$(22.77)
Cash dividends declared on common shares	$—	$—	$—	$—	$0.80
Book value per common share	$1.26	$(1.94)	$21.44	$37.55	$66.88
Tangible book value per common share	$1.25	$(2.28)	$20.86	$36.66	$65.72
Per Share Data—Normalized:
Net income (loss), excluding goodwill impairment, basic	$0.24	$(24.58)	$(15.79)	$(29.46)	$(6.80)
Net income (loss) excluding goodwill impairment, diluted	$0.24	$(24.58)	$(15.79)	$(29.46)	$(6.80)
Performance Ratios:
Return on average assets[1]	1.09%	(3.57)%	(2.25)%	(3.55)%	(2.81)%
Return on average common equity[1]	18.49%	(170.65)%	(47.76)%	(46.81)%	(25.92)%
Return on average tangible assets[1]	1.09%	(3.57)%	(2.25)%	(3.55)%	(2.86)%
Return on average tangible common equity[1]	18.63%	(176.59)%	(48.91)%	(47.62)%	(31.00)%
Net interest margin, taxable equivalent	2.50%	2.35%	2.77%	2.92%	3.75%
Efficiency ratio	149.00%	150.20%	132.75%	102.43%	131.07%
Non-interest income to net interest income and non-interest income	27.09%	25.68%	22.58%	21.51%	19.67%

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts and full-time equivalent employees)
Performance Ratios—Normalized:
Return on average assets, excluding goodwill impairment[1]	1.09%	(3.57)%	(2.25)%	(3.55)%	(0.85)%
Return on average common equity, excluding goodwill impairment[1]	18.49%	(170.65)%	(47.76)%	(46.81)%	(7.79)%
Return on average tangible assets, excluding goodwill impairment[1]	1.09%	(3.57)%	(2.25)%	(3.55)%	(0.86)%
Return on average tangible common equity, excluding goodwill impairment[1]	18.63%	(176.59)%	(48.91)%	(47.62)%	(9.32)%
Capital & Liquidity:
Total equity to total assets	8.56%	2.74%	6.12%	7.99%	10.43%
Tangible equity to tangible assets	8.53%	2.68%	6.04%	7.88%	10.30%
Tangible common equity to tangible assets	8.53%	(0.38)%	3.15%	5.16%	7.98%
Tier 1 risk-based capital ratio	13.64%	4.23%	9.70%	11.20%	12.68%
Total risk-based capital ratio	14.89%	5.49%	10.96%	12.47%	13.94%
Tier 1 leverage ratio	9.36%	2.31%	5.69%	7.27%	10.59%
Dividend payout ratio	nm	nm	nm	nm	nm
Total loans to total deposits	68.02%	53.68%	57.12%	69.33%	80.50%
Asset Quality:
Net charge-offs	$565	$26,666	$15,320	$36,081	$16,273
Net loans charged-off to average loans	0.10%	4.52%	2.36%	4.27%	1.66%
Non-accrual loans	$7,203	$25,071	$46,907	$54,082	$45,454
Other real estate owned	$8,201	$13,441	$25,141	$24,399	$15,312
Repossessed assets	$12	$8	$302	$763	$3,881
Non-performing assets (NPA)	$16,344	$40,176	$75,172	$84,082	$69,171
NPA to total assets	1.67%	3.78%	6.74%	7.20%	5.11%
Loans 90 days past due	$928	$1,656	$2,822	$4,838	$4,524
Non-performing loans (NPL)	$8,131	$26,727	$49,729	$58,920	$49,978
NPL to total loans	1.39%	4.94%	8.54%	8.10%	5.25%
Allowance for loan and lease losses to total loans	1.80%	2.55%	3.37%	3.30%	2.78%
Allowance for loan and lease losses to NPL	129.14%	51.63%	39.41%	40.73%	53.01%
Period End Balances:
Loans	$583,097	$541,130	$582,264	$727,091	$952,018
Allowance for loan and lease losses	$10,500	$13,800	$19,600	$24,000	$26,492
Intangible assets	$330	$600	$982	$1,461	$1,918
Assets	$977,574	$1,063,555	$1,114,901	$1,168,548	$1,353,399
Deposits	$857,269	$1,008,066	$1,019,422	$1,048,723	$1,182,673
Common stockholders’ equity	$83,648	$(3,439)	$36,111	$61,657	$109,825
Total stockholders’ equity	$83,648	$29,110	$68,232	$93,374	$141,164
Common stock market capitalization	$153,187	$3,952	$3,958	$14,776	$39,075
Full-time equivalent employees	285	329	303	311	347
Common shares outstanding	66,603	1,772	1,684	1,642	1,642

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts and full-time equivalent employees)
Average Balances:
Loans	$545,803	$590,109	$647,920	$845,945	$977,758
Intangible assets	$466	$781	$1,239	$1,691	$22,382
Earning assets	$958,453	$1,024,472	$1,028,654	$1,213,145	$1,150,337
Assets	$1,039,941	$1,110,794	$1,118,646	$1,306,831	$1,258,662
Deposits	$946,850	$1,027,520	$1,007,930	$1,147,724	$1,057,090
Common stockholders’ equity	$61,382	$23,233	$52,584	$99,067	$136,598
Total stockholders’ equity	$70,312	$55,549	$84,486	$130,579	$166,803
Common shares outstanding, basic—wtd	46,495	1,613	1,591	1,574	1,555
Common shares outstanding, diluted—wtd	46,504	1,613	1,591	1,574	1,555

[1] Performance ratios are calculated using net income (loss) available to common shareholders, excluding the goodwill impairment.

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

•
“Return on average assets, excluding goodwill impairment” is defined as net income available to common shareholders, increased by the effect of impairment of goodwill, net of tax, divided by average assets. “Return on average common equity, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by average equity reduced by average preferred stock. “Return on average tangible assets, excluding goodwill impairment” is defined as net income available to common shareholders, increased by the effect of impairment of goodwill, net of tax, divided by average assets reduced by average goodwill and other intangible assets. “Return on average tangible common equity, excluding goodwill impairment” is defined as net income, increased by the effect of impairment of goodwill, net of tax, divided by average equity reduced by average preferred stock and average goodwill and other intangible assets. The most comparable GAAP measure for each of these measures is return on average assets. Our management includes these measures because it believes that they are important when measuring First Security’s performance exclusive of the effects of impairment of goodwill. As of September 30, 2009, the annual assessment of goodwill indicated a full impairment of goodwill; accordingly, no further goodwill remains on the books of First Security. The goodwill impairment is a one-time, non-cash accounting adjustment that has no effect on First Security’s cash flows, liquidity, tangible capital, or ability to conduct business and as such, management believes excluding this charge is necessary to properly measure First Security’s performance.

These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following table provides a more detailed analysis of these non-GAAP performance measures.

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Return on average assets	1.09%	(3.57)%	(2.25)%	(3.55)%	(2.81)%
Effect of intangible assets	—	—	—	—	(0.05)%
Return on average tangible assets	1.09%	(3.57)%	(2.25)%	(3.55)%	(2.86)%
Return on average assets	1.09%	(3.57)%	(2.25)%	(3.55)%	(2.81)%
Effect of goodwill impairment	—	—	—	—	1.96%
Return on average assets, excluding goodwill impairment	1.09%	(3.57)%	(2.25)%	(3.55)%	(0.85)%
Effect of average intangible assets	—	—	—	—	(0.01)%
Return on average tangible assets, excluding goodwill impairment	1.09%	(3.57)%	(2.25)%	(3.55)%	(0.86)%
Return on average common equity	18.49%	(170.65)%	(47.76)%	(46.81)%	(25.92)%
Effect of goodwill impairment	—	—	—	—	18.13%
Return on average common equity, excluding goodwill impairment	18.49%	(170.65)%	(47.76)%	(46.81)%	(7.79)%
Effect on average intangible assets	0.14%	(5.94)%	(1.15)%	(0.81)%	(1.53)%
Return on average tangible common equity, excluding goodwill impairment	18.63%	(176.59)%	(48.91)%	(47.62)%	(9.32)%
Total equity to total assets	8.56%	2.74%	6.12%	7.99%	10.43%
Effect of intangible assets	(0.03)%	(0.06)%	(0.08)%	(0.11)%	(0.13)%
Tangible equity to tangible assets	8.53%	2.68%	6.04%	7.88%	10.30%
Effect of preferred stock	—%	(3.06)%	(2.89)%	(2.72)%	(2.32)%
Tangible common equity to tangible assets	8.53%	(0.38)%	3.15%	5.16%	7.98%
Non-interest expense	$47,760	$47,659	$47,628	$45,258	$68,871
Effect of goodwill impairment	—	—	—	—	(27,156)
Non-interest expense, excluding goodwill impairment	$47,760	$47,659	$47,628	$45,258	$41,715
Net income (loss) available to common stockholders	$11,349	$(39,648)	$(25,114)	$(46,371)	$(35,409)
Effect of goodwill impairment, net of $2,394 tax effect	—	—	—	—	24,762
Net income (loss) available to common stockholders, excluding goodwill impairment	$11,349	$(39,648)	$(25,114)	$(46,371)	$(10,647)
Total stockholders’ equity	$83,648	$29,110	$68,232	$93,374	$141,164
Effect of preferred stock	—	(32,549)	(32,121)	(31,717)	(31,339)
Common stockholders’ equity	$83,648	$(3,439)	$36,111	$61,657	$109,825
Average assets	$1,039,941	$1,110,794	$1,118,646	$1,306,831	$1,258,662
Effect of average intangible assets	(466)	(781)	(1,239)	(1,691)	(22,382)
Average tangible assets	$1,039,475	$1,110,013	$1,117,407	$1,305,140	$1,236,280

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Average total stockholders’ equity	$70,312	$55,549	$84,486	$130,579	$166,803
Effect of average preferred stock	(8,930)	(32,316)	(31,902)	(31,512)	(30,205)
Average common stockholders’ equity	61,382	23,233	52,584	99,067	136,598
Effect of average intangible assets	(466)	(781)	(1,239)	(1,691)	(22,382)
Average tangible common stockholders’ equity	$60,916	$22,452	$51,345	$97,376	$114,216
Per Share Data
Book value per common share	$1.26	$(1.94)	$21.44	$37.55	$66.88
Effect of intangible assets	(0.01)	(0.34)	(0.58)	(0.85)	(1.16)
Tangible book value per common share	$1.25	$(2.28)	$20.86	$36.70	$65.72
Net income (loss), basic	$0.24	$(24.58)	$(15.79)	$(29.46)	$(22.77)
Effect of goodwill impairment, net of tax	—	—	—	—	15.97
Net income (loss), excluding goodwill impairment, basic	$0.24	$(24.58)	$(15.79)	$(29.46)	$(6.80)
Net income (loss), diluted	$0.24	$(24.58)	$(15.79)	$(29.46)	$(22.77)
Effect of goodwill impairment, net of tax	—	—	—	—	15.97
Net income (loss), excluding goodwill impairment, diluted	$0.24	$(24.58)	$(15.79)	$(29.46)	$(6.80)

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis ("MD&A") which should be read in conjunction with "Risk Factors" and “Selected Financial Data” as well as our consolidated financial statements and notes included in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K.
Year Ended December 31, 2013
The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2013 and 2012, and results of operations for the three years ended December 31, 2013 as reflected in the audited financial statements.
Strategic Initiatives for 2013 and 2014
Over the last two years, our primary mission has been to transform FSGBank into a premier community bank in East Tennessee. To accomplish this vision, three primary tasks were necessary: raising a significant amount of new capital, disposing of a significant majority of our non-performing assets, and satisfying the Bank's Consent Order with the OCC. The successful execution of these three tasks will enable us to fully implement our business plan and expedite the transformation into a premier institution.
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") terminated the Order (defined below) with FSGBank. During the second quarter of 2013, we completed the Recapitalization (defined below) that we believe satisfied our near and longer-term capital needs. In connection with the Recapitalization, we further enhanced our board of directors with the addition of two directors. Immediately following the capital infusion, we accelerated our balance sheet restructuring strategy within our business plan. Additionally, we began a process to identify and reduce certain aspects of non-interest expense. We believe that the full implementation of our business plan will position us appropriately for both short-term and long-term success and our mission of becoming a top-tier community bank within our markets.
Strategic Initiative—Resolution of Regulatory Enforcement Actions—On March 10, 2014, the OCC terminated the Bank's Order that had been in place since April 28, 2010, when, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC (the "Order"). The Order provided the areas of our operations that warranted improvement, including reviewing and revising various policies and procedures, including those associated with credit concentration risk management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit administration. The Order also required elevated minimum regulatory capital ratios, which meant that FSGBank could be deemed no stronger than "adequately capitalized" under the FDIC's prompt corrective action provisions. Effective with the termination of the Order, FSGBank is deemed to be "well capitalized."
On September 7, 2010, we entered into a Written Agreement (the "Agreement") with the Federal Reserve Bank of Atlanta (the "Federal Reserve"), First Security's primary regulator. The Agreement was designed to enhance our ability to act as a source of strength to FSGBank, including, but not limited to, taking steps to ensure that FSGBank gain compliance with the Order. The Company is deemed not in compliance with certain provisions of the Agreement. Based on the termination of the Bank's Order, we believe the Agreement will be deemed in full compliance within three to six months.
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
Strategic Initiative—Balance Sheet Restructuring— Prior to the Recapitalization, we held a significant level of excess liquidity, primarily in cash, and as a result, our mix of earning assets produced an overall earning asset yield that was insufficient to support our cost infrastructure. Additionally, we held an elevated level of brokered deposits and higher rate CDs to maintain the excess liquidity required by our regulatory and financial condition. Subsequent to the Recapitalization, we began to restructure our balance sheet, as further described below.
Loans— As of December 31, 2013, our loan to deposit ratio was 68.0% and our ratio of average loans to average earning assets in 2013 was 56.9%. While cost reductions and revenue enhancements are being implemented, the return to profitability is largely associated with increasing loans and shifting the mix of earning assets from investment securities into loans with the goal of loans accounting for approximately 75% of total earning assets. Subsequent to the completion of the Recapitalization, various lending opportunities were evaluated to enhance and expedite loan growth while maintaining our commitment to asset quality. As of December 31, 2013, the following four niche lending initiatives were implemented. First, TriNet Direct is a new division focused on national net lease lending and includes three full-time equivalent employees. This unit originates construction of pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate on long-term leases to tenants that are investment grade or have investment grade attributes. Second, we have entered into a partnership with an unaffiliated third-party that originates small balance, unsecured consumer loans, primarily associated with home improvement additions, including financing new or replacement HVAC units, roofs, windows and other improvements. We are purchasing these consumer loans at a discount from the originator. Third, we have established a business credit sales and support team that originates structured loans secured by accounts receivable and inventory within our markets. The business credit department was implemented as we believe properly structured and monitored asset-based lending at the community bank level is an under-served market that can generate above-average return on a risk-adjusted basis. The fourth lending initiative is a unit focused on government lending, primarily originating and selling the guaranteed portion of SBA and USDA loans. This fourth initiative provides a greater impact on non-interest income through the premium and servicing revenue for sold loans. Collectively, we believe that our traditional banking officers, supplemented by these lending initiatives, will significantly impact our loan balances within the next twelve months and be the primary contributor to our return to core profitability.
Deposits—A cornerstone of our business plan is to advance our deposit market share within our footprint through a focus on growth in pure deposits, defined as transaction accounts. In the preceding twelve months and over the next twelve months, we have and will experience significant maturities of brokered deposits. These maturities provide an opportunity to restructure the deposit mix with a shift towards lower cost funding. To support this initiative, we established clearly defined pure deposit growth objectives for each of our 28 branch locations and aligned our retail incentive plans accordingly. Leveraging our branches to grow market share with pure deposits will reduce our cost of funds, increase our margin and assisting us in achieving overall profitability.
During 2013, we generated positive results in implementing our retail deposit strategy. From December 31, 2012 to December 31, 2013, $90.4 million of brokered deposits matured and the balance of customer CDs declined by $93.9 million. This structured reduction in high cost deposits was funded with our excess liquidity as well as our growth in pure deposits of approximately $33.5 million, or 8.1%. As of year-end, the ratio of pure deposits to total deposits was approximately 52.0% as compared to only 40.9% as of December 31, 2012. Our goal is to achieve a ratio of pure deposits to total deposits of at least 55.0%.
We expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships, including through cross-selling to new loan customers.
Investment Securities and Liquidity—We have maintained excess liquidity since 2009, as described below, to reduce our liquidity risk given our credit and financial condition prior to the Recapitalization. During the second quarter of 2013, we began deploying the excess liquidity into investment securities by purchasing approximately $83.6 million between March 31, 2013 and September 30, 2013. During the second half of 2013, we transferred certain federal agency, mortgage-based and municipal securities with a fair value of approximately $132.6 million from the available-for-sale portfolio to the held-to-maturity portfolio. The securities identified primarily consisted of securities with excessive price risk in higher interest rate environments. As of the transfer date, the unrealized holding loss was approximately $8.7 million. This unrealized loss will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield to result in no income statement impact. Subject to prepayment speeds, we anticipate between $1.5 million and $2.5 million of the unrealized loss to be accreted back into shareholders' equity during 2014. During the fourth quarter of 2013, we sold approximately $22.8 million of investment securities to supplement existing liquidity sources to fund loan growth and to assist in maintaining our overall asset size.
Overall, we believe a disciplined approach to managing our earning asset mix will improve our yield on earning assets, increase our margin and assist us in achieving overall profitability.
Strategic Initiative—Non-Interest Expense Management— Subsequent to the Recapitalization, we initiated a process to identify operational efficiencies and other cost saving strategies while maintaining a high level of customer service.
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
During the third quarter of 2013, we began the process of implementing the recommendations. In reviewing the retail branches, various efficiencies were identified that supported a reduction in staffing as well as a shift towards better utilizing part-time employees during peak transaction times. Reductions in the special assets and certain administrative functions were also identified. Collectively, we reduced our employee base by 13.4% from 329 to 285. We closed two branches during December 2013 and announced the consolidation of two additional branches for the second quarter of 2014. Various other cost savings were identified and are being implemented as appropriate.
Strategic Initiative—Improving Asset Quality— The effecting of a problem loan sale was a pre-closing condition of the Recapitalization. Subsequent to the Recapitalization, we have continued to improve asset quality with the goal of achieving and maintaining asset quality ratios at or better than our peer group.
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
In addition to reducing non-performing loans, we reduced our OREO balances by $5.2 million, or 39.0%, from $13.4 million as of December 31, 2012 to $8.2 million as of December 31, 2013. As of year-end, our asset quality ratios are better than or comparable to those of our peer group. Our peer group, as defined by the Uniform Bank Performance Report (UBPR), is all commercial banks between $1 billion and $3 billion in total assets. We expect to maintain our asset quality ratios at or better than our peer group during 2014.
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
On March 19, 2013, Mr. Ralph Kendall, a founding director, resigned from the boards. Mr. Kendall relocated to Texas during 2013 to be closer to his family. On May 13, 2013, Mr. Robert P. Keller resigned from the boards. Mr. Keller's resignation letter did not indicate any disagreements with First Security's operations, policies or practices.
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
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. In December 2013, the FOMC stated that the federal funds rate is likely to remain low even beyond the time that the unemployment rate declines to below 6.5% and inflation expectations remain below 2%. Additionally, the FOMC began the tapering of Quantitative Easing 3 ("QE3") in January 2014 by reducing overall purchases $10 billion to $75 billion per month. Over the last year, the yield on the 10-year Treasury increased from approximately 1.78% as of December 31, 2012 to approximately 3.04% as of December 31, 2013. Most believe that the initial increase in the 10-year Treasury in May 2013 was a direct result of the comments surrounding the potential tapering of QE3 as well as continued improvement in economic data. We are actively monitoring our interest rate sensitivity, and incorporating appropriate decisions in both the mix and duration our funding liabilities and earning assets.
As of December 2013, the national unemployment rate improved to 6.7% from 7.8% as of December 2012. As of December 2013, the unemployment rates in Tennessee and Georgia were 7.3% and 7.2%, respectively. Our primary markets of Chattanooga and Knoxville, Tennessee continue to have better unemployment rates than the state average. As of December 2013, the unemployment rates for Chattanooga and Knoxville, Tennessee are 6.8% and 6.0%, respectively. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries and has been the most negatively impacted region in our footprint over the past three years but has started to show improvement. The unemployment rate in the Dalton MSA is 9.4% as of December 2013 compared to the December 2012 rate of 11.0% and the Georgia rate of 7.2%. We believe these positive employment trends will continue into 2014.
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
Our market area has also benefited from a historically stable housing environment and increases in the median sales prices of existing single-family homes over the last three years. According to the National Association of Realtors, the median sales prices of existing single-family homes decreased in the Chattanooga MSA by 4.35% and increased 1.83% in the Knoxville MSA in 2013. The increase in the median sales price from 2011 to 2013 was 8.98% for the Chattanooga MSA and 4.04% for the Knoxville MSA compared to 18.77% increase for the nation and a 16.68% increase for the census region identified as the South as of December 31, 2013. The National Association of Realtors forecasts median home prices to continue increasing in 2014 for both new and existing homes.

CPP Investment
On January 9, 2009, as part of Treasury's Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP"), we agreed to issue and sell, and the Treasury agreed to purchase, (1) 33,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock"), having a liquidation preference of $1,000 per share and (2) a ten-year warrant to purchase up to 82,363 shares of our common stock, $0.01 par value, at an exercise price of $60.10 per share (the "Warrant"), for an aggregate purchase price of $33.0 million in cash. The Series A Preferred Stock qualified as Tier 1 capital and pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year.
On April 11, 2013, as part of the Recapitalization, Treasury exchanged the Series A Preferred Stock and the Warrant for shares of our common stock, and the Treasury immediately sold such shares of common stock to investors.
As previously reported, William F. Grant, III and Robert R. Lane were elected to the First Security Board of Directors in 2012 pursuant to the terms of First Security’s outstanding Series A Preferred Stock. Under the terms of the Series A Preferred Stock, Treasury had the right to appoint up to two directors to First Security’s Board of Directors at any time that dividends payable on the Series A Preferred Stock had not been paid for an aggregate of nine quarterly dividend periods. The terms of the Series A Preferred Stock provided that Treasury retained the right to appoint such directors at subsequent annual meetings of shareholders until all accrued and unpaid dividends for all past dividend periods had been paid or until Treasury no longer holds our securities. Members of the Board of Directors elected by Treasury had the same fiduciary duties and obligations to all of the shareholders of First Security as any other member of the Board of Directors.
While Treasury’s contractual rights did not address service on First Security’s subsidiary FSGBank’s Board of Directors, First Security reviewed the qualifications of Mr. Lane and Mr. Grant and decided that their respective appointments to the FSGBank Board of Directors were in the best interests of First Security and its stockholders.
Following the redemption of the securities held by Treasury on April 11, 2013, Treasury no longer has a contractual right to appoint directors to the Board of Directors. However, the Board of Directors requested that Mr. Grant and Mr. Lane continue their service on the Boards of both First Security and FSGBank, and each agreed to continue to serve.
Financial Results
As of December 31, 2013, we had total consolidated assets of $977.6 million, total loans of $583.1 million, total deposits of $857.3 million and stockholders’ equity of $83.6 million. In 2013, we had a net loss of $13.5 million and net income allocated to common stockholders of $11.3 million, resulting in a net income of $0.24 per share (basic and diluted). During 2013, we recognized a credit to loan and lease losses of $2.7 million.
As of December 31, 2012, we had total consolidated assets of $1.1 billion, total loans of $541.1 million, total deposits of $1.0 billion and stockholders’ equity of $29.1 million. In 2012, we had a net loss of $37.6 million and our net loss allocated to common stockholders was $39.6 million, resulting in a net loss of $24.58 per share (basic and diluted). During 2012, we recognized $20.9 million in provision for loan and lease losses.
In 2011, we had a net loss of $23.1 million and our net loss allocated to common stockholders was $25.1 million, resulting in a net loss of $15.79 per share (basic and diluted). During 2011, we recognized $10.9 million in provision for loan and lease losses.
Net interest income for 2013 decreased by approximately $210 thousand compared to 2012 primarily as a result of the reduction in average loans and lower loan yields partially offset by a reduction in our brokered deposits and the associated interest expense. Due to minimal charge-offs and positive asset quality trends in 2013, we recognized a credit of $2.7 million to provision for loan and lease losses as compared to a $20.9 million in provision expense in 2012. Noninterest income increased by approximately $537 thousand compared to 2012 primarily as a result of the increase in mortgage income, trust income and the increase in gains on available for sale securities. Noninterest expense increased by $101 thousand largely due to increases in salary and benefit expense, partially offset by reduced non-performing asset expense and a decrease in FDIC insurance expense. Full-time equivalent employees were 285 at December 31, 2013 compared to 329 at December 31, 2012.
Net interest income for 2012 declined by $4.2 million compared to 2011 primarily as a result of the reduction in the loan portfolio as well as the negative spread caused by brokered deposits issued in 2010. The provision for loan and lease losses increased $9.9 million, mostly as a result of the write-down on loans identified to be included as part of the loan sale as discussed in Note 6 to our consolidated financial statements. Noninterest income and expense remained static with an increase of approximately $46 thousand and $31 thousand, respectively. Full-time equivalent employees were 329 at December 31, 2012, compared to 303 at December 31, 2011.

Our efficiency ratio was largely unchanged at 149.0% in 2013 versus 150.2% in 2012 and increased versus 132.8% in 2011. The efficiency ratio for 2013 improved slightly as a result of the combined $327 thousand increase in net interest income and noninterest income exceeding the $101 thousand increase in noninterest expense. The stabilization and improvement of our efficiency ratio to more historical levels is dependent on our ability to grow the loan portfolio and continue to reduce expenses associated with nonperforming assets.
Net interest margin in 2013 was 2.50%, or 15 basis points higher, compared to the prior period of 2.35%. The net interest margin of our peer group (as reported on the December 31, 2013 Uniform Bank Performance Report) was 3.73% and 3.75% for 2013 and 2012, respectively. In 2013, average other earning assets decreased by $84.7 million to $111.3 million from $196.0 million in 2012 and $219.3 million in 2011. As previously discussed, we held excess liquidity until, subsequently to the Recapitalization, we began to aggressively reduce the excess liquidity. The impact of the excess liquidity is estimated to have reduced our net interest margin by approximately 75 basis points in 2013. We anticipate that our margin will continue to improve during 2014 as brokered deposits mature and the excess liquidity continues to decline. Our expectations are dependent on our ability to raise core deposits, our loan and deposit pricing, and any possible actions by the Federal Reserve Board to the target federal funds rate.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies" in the notes to our consolidated financial statements and are integral to understanding this MD&A. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that we reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The following is a description of our critical accounting policies.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is established and maintained at levels management deems adequate to absorb probable incurred credit losses in the portfolio as of the balance sheet date. The allowance is increased through the provision for loan and lease losses and reduced through loan and lease charge-offs, net of recoveries, or credits to loan and lease losses. The level of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, underlying estimated values of collateral securing loans, current economic conditions and other factors as well as the level of specific impairments associated with impaired loans. This process involves our analysis of complex internal and external variables and it requires that we exercise judgment to estimate an appropriate allowance. Changes in the financial condition of individual borrowers, economic conditions or changes to our estimated risks could require us to significantly decrease or increase the level of the allowance. Such a change could materially impact our net income as a result of the change in the provision for loan and lease losses. Refer to the “Provision for Loan and Lease Losses” and “Allowance” sections within MD&A for a discussion of our methodology of establishing the allowance as well as Note 1, "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements.
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
Changes in fair value could materially impact our financial results. Refer to Note 19, “Fair Value Measurements” in the notes to our consolidated financial statements for a discussion of our methodology of calculating fair value.

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
We periodically evaluate our uncertain tax positions and estimate the appropriate level of tax reserves related to each of these positions. Additionally, we evaluate our deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 14, “Income Taxes,” in the notes to our consolidated financial statements as well as the Income Taxes section of MD&A for more information.
Results of Operations
We reported a net loss of $13.5 million for 2013 compared to a net loss of $37.6 million for 2012 and a net loss of $23.1 million in 2011. We reported income available to common shareholders for 2013 of $11.3 million versus a net loss allocated to common shareholders of $39.6 million for 2012 and $25.1 million for 2011. In 2013, the net income per share was $0.24 (basic and diluted) on approximately 46.5 million weighted average shares outstanding. In 2012, the net loss per share was $24.58 (basic and diluted) on approximately 1.6 million weighted average shares outstanding. In 2011, the net loss per share was $15.79 (basic and diluted) on approximately 1.6 million weighted average shares outstanding.
The decrease in our net loss from 2012 to 2013 was primarily due to the reduction in our provision for loan and lease losses due to an improvement in asset quality and a significant decrease in net charge-offs and a reduction in interest expense due to reduced balances in our brokered deposits and our retail and jumbo certificates of deposit. The increase in our net loss from 2011 to 2012 was primarily due to an increase in the provision for loan and lease losses associated with the purchase agreement to sell certain under-and nonperforming loans and a decrease in interest income. The income available to common shareholders in 2013 compared to the net loss allocated to common shareholders in 2012 was predominately a result of the gain on the restructuring of the Series A Preferred Stock as part of the Recapitalization. As of December 31, 2013, we had 28 banking offices, including the headquarters and 285 full time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2013	Change From Prior Year	Percent Change	2012	Change From Prior Year	Percent Change	2011	Change From Prior Year	Percent Change
	(in thousands, except percentages)
Interest income	$31,914	$(4,396)	(12.1)%	$36,310	$(6,474)	(15.1)%	$42,784	$(12,132)	(22.1)%
Interest expense	8,544	(4,186)	(32.9)%	12,730	$(2,275)	(15.2)%	15,005	(5,230)	(25.8)%
Net interest income	23,370	(210)	(0.9)%	23,580	$(4,199)	(15.1)%	27,779	(6,902)	(19.9)%
Provision (credit) for loan and lease losses	(2,735)	(23,601)	(113.1)%	20,866	$9,946	91.1%	10,920	(22,669)	(67.5)%
Net interest income after provision for loan and lease losses	26,105	23,391	861.9%	2,714	$(14,145)	(83.9)%	16,859	15,767	1,443.9%
Noninterest income	8,683	537	6.6%	8,146	$46	0.6%	8,100	(853)	(9.0)%
Noninterest expense	47,760	101	0.2%	47,659	$31	0.1%	47,628	2,920	6.5%
Net loss before income taxes	(12,972)	23,827	(64.7)%	(36,799)	$(14,130)	62.3%	(22,669)	11,994	(34.6)%
Income tax provision	477	(294)	(38.1)%	771	$379	96.7%	392	(9,287)	(95.9)%
Net loss	(13,449)	24,121	(64.2)%	(37,570)	$(14,509)	62.9%	(23,061)	21,281	(48.0)%
Preferred stock dividends and discount accretion	(1,381)	697	(33.5)%	(2,078)	$(25)	1.2%	(2,053)	24	1.2%
Effect of exchange of preferred stock to common stock	26,179	26,179	100.0%	—	$—	—%	—	—	—%
Net income (loss) allocated to common stockholders	$11,349	$50,997	(128.6)%	$(39,648)	$(14,534)	57.9%	$(25,114)	$21,257	(45.8)%
Further explanation, with year-to-year comparisons of the income and expense, is provided below.
Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2013, net interest income was $23.4 million, or 0.9% less than the 2012 level of $23.6 million, which was 15.1% less than the 2011 level of $27.8 million.
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

The following table summarizes net interest income on a fully tax-equivalent basis and average yields and rates paid for the years ended December 31, 2013, 2012 and 2011.
Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Years Ended,
	2013			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages) (fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income[1,2]	$545,803	$26,099	4.78%	$590,109	$31,264	5.30%	$647,920	$37,521	5.79%
Debt securities—taxable	269,284	4,402	1.63%	211,771	3,557	1.68%	127,399	3,488	2.74%
Debt securities—non-taxable [2]	32,091	1,632	5.09%	26,596	1,511	5.68%	34,049	1,953	5.74%
Federal funds sold and other earning assets	111,275	378	0.34%	195,996	512	0.26%	219,286	543	0.25%
Total earning assets	958,453	$32,511	3.39%	1,024,472	$36,844	3.60%	1,028,654	$43,505	4.23%
Allowance for loan losses	(12,933)			(19,941)			(23,311)
Intangible assets	466			781			1,239
Cash & due from banks	11,743			13,416			9,924
Premises & equipment	29,038			29,248			30,174
Other assets	53,174			62,818			71,966
Total assets	$1,039,941			$1,110,794			$1,118,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$91,089	$259	0.28%	$63,269	$191	0.30%	$60,733	$158	0.26%
Money market accounts	162,499	720	0.44%	135,688	966	0.71%	114,529	990	0.86%
Savings deposits	40,044	50	0.12%	40,078	79	0.20%	38,807	92	0.24%
Time deposits less than $100 thousand	209,787	1,938	0.92%	231,648	2,681	1.16%	207,570	2,940	1.42%
Time deposits > $100 thousand	187,345	1,953	1.04%	199,618	2,554	1.28%	153,803	2,517	1.64%
Brokered CDs and CDARS®	114,926	3,554	3.09%	198,454	5,863	2.95%	275,279	7,864	2.86%
Repurchase agreements	13,508	70	0.52%	14,083	395	2.80%	15,170	439	2.89%
Other borrowings	1,086	—	—%	13	1	7.69%	67	5	7.46%
Total interest bearing liabilities	820,284	8,544	1.04%	882,851	12,730	1.44%	865,958	15,005	1.73%
Net interest spread		$23,967	2.35%		$24,114	2.15%		$28,500	2.50%
Noninterest bearing demand deposits	141,160			158,765			157,209
Accrued expenses and other liabilities	8,185			13,629			10,993
Stockholders’ equity	72,774			52,243			80,478
Accumulated other comprehensive gain (loss)	(2,462)			3,306			4,008
Total liabilities and stockholders’ equity	$1,039,941			$1,110,794			$1,118,646
Impact of noninterest bearing sources and other changes in balance sheet composition			0.15%			0.20%			0.27%
Net interest margin			2.50%			2.35%			2.77%

[1] Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
[2] Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $597 thousand, $534 thousand and $721 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

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
Change in Interest Income and Expense on a Fully-Tax Equivalent Basis

	2013 compared to 2012 increase (decrease) in interest income and expense due to changes in:			2012 compared to 2011 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Loans, net of unearned income	$(2,248)	$(2,917)	$(5,165)	$(3,202)	$(3,055)	$(6,257)
Debt Securities—taxable	942	(97)	845	1,746	(1,677)	69
Debt Securities—non-taxable	290	(169)	121	(423)	(19)	(442)
Federal funds sold and other earning assets	(260)	126	(134)	(60)	29	(31)
Total earning assets	(1,276)	(3,057)	(4,333)	(1,939)	(4,722)	(6,661)
Interest bearing liabilities:
NOW accounts	80	(12)	68	7	26	33
Money market accounts	166	(412)	(246)	167	(191)	(24)
Savings deposits	—	(29)	(29)	3	(16)	(13)
Time deposits less than $100 thousand	(237)	(506)	(743)	317	(576)	(259)
Time deposits > $100 thousand	(150)	(451)	(601)	655	(618)	37
Brokered CDs and CDARS®	(2,572)	263	(2,309)	(2,262)	261	(2,001)
Repurchase agreements	(15)	(310)	(325)	(30)	(14)	(44)
Other borrowings	(1)	—	(1)	(4)	—	(4)
Total interest bearing liabilities	(2,729)	(1,457)	(4,186)	(1,147)	(1,128)	(2,275)
Increase (decrease) in net interest income	$1,453	$(1,600)	$(147)	$(792)	$(3,594)	$(4,386)
Net Interest Income—Volume and Rate Changes
Interest income on a fully-tax equivalent basis in 2013 was $32.5 million, an 11.8% decrease from the 2012 level of $36.8 million, which was a 15.3% decrease from the 2011 level of $43.5 million. For 2013, average loans declined by $44.3 million, or 7.5%. During 2013, we began deploying excess liquidity into investment securities and reducing high rate deposits, as shown in the increase of $57.5 million in taxable debt securities and reduction of $84.7 million in other earning assets. The net impact for changes in volumes and rates of interest-earning assets in 2013 reduced interest income by $1.3 million and $3.1 million, respectively. Decreased earnings from lower volumes of earning assets were partially offset by the decline in volume and yields on interest-bearing liabilities. Average interest-bearing liabilities decreased in 2013 by $62.6 million, or 7.1%, with average brokered deposits accounting for a reduction of $83.5 million, or 42.1%, and average time deposits accounting for a decrease of $34.1 million, or 7.9%, partially offset by an increase in average interest-bearing transaction accounts (NOW, money market and savings accounts) by $54.6 million, or 22.8%. The total impact on net interest income from changes in volume was an increase of $1.5 million comparing 2013 to 2012. For 2012, average loans declined by $57.8 million, or 8.9% from 2011. The decline in average loans was largely offset by an increase of $84.4 million in taxable debt securities, partially offset by an $23.3 million increase in fed funds sold and other earning assets. The net impact for changes in volumes of interest-earning assets in 2012 compared to 2011 reduced interest income by $1.9 million. Decreased earnings from lower volumes of earning assets were partially offset by the decline in volume and rates on interest-bearing liabilities, as discussed below.
The decline in yield on average earning assets reduced interest income by $3.1 million in 2013. The tax-equivalent yield on average earning assets declined 21 basis points in 2013 to 3.39% from 3.60% in 2012. The reduction in yield on earning assets was primarily attributable to a decline in yield on average loans to 4.78% in 2013 from 5.30% in 2012. The reduction in yield on average earning assets reduced interest income by $4.7 million in 2012. The tax-equivalent yield on average earning assets declined 63 basis points in 2012 to 3.60% from 4.23% in 2011. The reduction in yield on earning assets was primarily attributable to a decline in yield on loans to 5.30% in 2012 from 5.79% in 2011. As we continued to deploys excess liquidity, our asset sensitive balance sheet began to shift towards a neutral sensitivity position. An asset sensitive balance sheet means that earning assets reprice faster than interest bearing liabilities and thus interest income declines faster than interest expense in a declining rate environment and conversely, interest income will increase faster than interest expense in a rising rate environment.
Total interest expense was $8.5 million in 2013, compared to $12.7 million in 2012 and $15.0 million in 2011. A decline in brokered deposits of $90.4 million decreased interest expense by $2.3 million. During the fourth quarter of 2009 and first quarter of 2010, we issued over $255 million in brokered deposits to reduce the increasing liquidity risk associated with our declining asset quality. For 2013, the net impact on changes in volume of interest bearing liabilities resulted in a $2.7 million decrease in interest expense. In 2012, the net impact on changes in volume of interest bearing liabilities resulted in a $1.1 million decrease to interest expense over 2011 levels.
Prior to the Recapitalization, we maintained above market rates on deposits to ensure we maintained excess liquidity. Following the Recapitalization, we reduced our rates on all deposit products. The reduction of rates on interest bearing liabilities reduced interest expense $1.5 million in 2013 and $1.1 million in 2012. The average rate paid on interest bearing liabilities for 2013 decreased by 40 basis points to 1.04% after having decreased by 29 basis points from 1.73% to 1.44% in 2012. The average rate paid on in-market retail CDs declined by 24 basis points and the average rate paid on jumbo CDs declined by 24 basis points, resulting in a savings of $957 thousand.
We expect average earning assets to grow in 2014 as loan volume improves and we continue to reduce the investment security portfolio and deploy those proceeds into loans and higher yielding assets. The average yield on loans in 2014 is anticipated to be consistent or slightly decline compared to 2013 as we continue to operate in a more competitive environment during 2014. We expect average brokered deposits to continue declining during 2013 while all other interest bearing liabilities to increase to fund the expected asset growth . Rates paid on deposits are expected to decline slightly compared to 2013 rates as higher rate brokered CDs are replaced with lower rate core deposits or funded from our excess liquidity.
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
Our net interest rate spread (on a tax equivalent basis) was 2.35% in 2013, 2.15% in 2012 and 2.50% in 2011, while the net interest margin (on a tax equivalent basis) was 2.50% in 2013, 2.35% in 2012 and 2.77% in 2011. The increase in the net interest spread and the net interest margin for 2013 was primarily attributable to lower rates associated with the interest bearing liabilities largely due to the decrease in brokered deposits. The decrease in the net interest spread and net interest margin from 2011 to 2012 was primarily due to reductions in our loan portfolio as well as the negative spread between brokered deposits and the excess liquidity in other earning assets. Noninterest bearing deposits contributed 15 basis points to the margin during 2013 compared to 20 basis points in 2012 and 27 basis points in 2011.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which were accreted into income over the remaining life of the originally hedged items. The swaps added $1.3 million and $1.8 million in interest income for the years ended December 31, 2012 and 2011. No accretion was recognized for the year ended December 31, 2013.
We anticipate our net interest spread and net interest margin to improve during 2014. However, improvement is dependent on multiple factors including our growth in loans, our ability to raise core deposits, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.
Provision (Credit) for Loan and Lease Losses
The provision for loan and lease losses charged to operations during 2013 decreased $23.6 million to a credit of $2.7 million in 2013, compared to $20.9 million in 2012 and $10.9 million in 2011. Net charge-offs totaled $565 thousand for 2013, $26.7 million for 2012, and $15.3 million for 2011. Net charge-offs as a percentage of average loans were 0.10% in 2013, 4.52% in 2012 and 2.36% in 2011. We estimate the allowance for loan losses quarterly, as described in detail below. The allowance is funded through provision expense.

The credit to our provision for loan and lease losses in 2013 relative to the provision expense in 2012 was primarily due to an improvement in asset quality and a significant decrease in net charge-offs as compared to 2012, when we experienced a high level of charge-offs, including charge-offs related to the purchase agreement to sell certain under-and nonperforming loans during 2012, as discussed in Note 6 to the Consolidated Financial Statements. In addition, our analysis of probable incurred losses in the loan portfolio in relation to our portfolio, the level of impaired, past due, charged-off, classified and non-performing loans, as well as general economic conditions. During 2013, we experienced lower charge-offs, we had lower levels of classified and non-performing loans, and thus, our analysis resulted in the ratio of the allowance to total loans decreasing to 1.80% from 2.55%. In 2012, we decreased our allowance for loan and lease losses from 3.37% of total loans as of December 31, 2011 to 2.55% of total loans as of December 31, 2012. As of December 31, 2013, we determined our allowance of $10.5 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Loss section of MD&A.
We will continue to provide provision expense, or credits for loan and lease losses, to maintain an allowance level adequate to absorb known and probable incurred losses inherent in our loan portfolio. As the determination of provision expense is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for 2014. Furthermore, the provision expense could materially increase or decrease in 2014 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and the value of collateral associated with impaired loans.
Noninterest Income
Total noninterest income for 2013 was $8.7 million compared to $8.1 million in 2012 and $8.1 million in 2011. The following table presents the components of noninterest income for years ended December 31, 2013, 2012 and 2011.
Noninterest Income

	For the Years Ended
	2013	Percent Change	2012	Percent Change	2011
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$2,229	0.1%	$2,227	(4.7)%	$2,337
Service charges on deposit accounts	868	7.8%	805	2.5%	785
Point-of-sale (POS) fees	1,590	2.8%	1,547	4.8%	1,476
Mortgage loan and related fees	1,135	16.5%	974	32.2%	737
Bank-owned life insurance income	960	(3.5)%	995	(1.2)%	1,007
Trust and wealth management fee income	715	36.7%	523	(28.8)%	735
Net gain (loss) on sales of available-for-sale securities	322	109.1%	154	100.0%	—
Other income	864	(6.2)%	921	(10.0)%	1,023
Total noninterest income	$8,683	6.6%	$8,146	0.6%	$8,100

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $3.1 million, or 35.7% of total noninterest income, compared with $3.0 million, or 37.2% of total noninterest income for 2012, and $3.1 million, or 38.5% of total noninterest income for 2011. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees increased 2.8% to $1.6 million in 2013 compared to 2012. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Mortgage loan and related fees for 2013 were $1.1 million, compared to $974 thousand in 2012 and $737 thousand in 2011. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgages originated for sale in the secondary markets totaled $39.5 million for 2013, $45.3 million for 2012 and $30.0 million for 2011. Mortgages sold in the secondary market totaled $42.9 million for

2013, $43.9 million for 2012 and $30.4 million for 2011. During the second half of 2013, we focused on recruiting and retaining mortgage originators with a focus on purchase originations due to the significant declines in refinancing activities. Mortgage fee income in 2014 will be dependent on market conditions.
Bank-owned life insurance income decreased slightly to $960 thousand for 2013 compared to a consistent $1.0 million for 2012 and 2011. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. Additionally, the insurance death benefit will be a tax free payment to the Company. This tax-advantaged asset enables us to provide benefits to our employees. On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 4.5% during 2013.
Trust and wealth management fee income improved to $715 thousand, or 36.7%, in 2013 compared to $523 thousand in 2012 and $735 thousand in 2011. We expected trust fee income to continue to increase in 2014.
During 2013, we sold approximately $57.0 million of available-for-sale securities for a net gain of $322 thousand. During 2012, we sold approximately $21.4 million of available-for-sale securities for a net gain of $154 thousand. During 2011, we did not sell any available-for-sale securities.
Other income for 2013 was $864 thousand, compared to the 2012 level of $921 thousand and the 2011 level of $1.0 million. The components of other income primarily consist of underwriting revenue and safe deposit box fee income. We anticipate our other income to be consistent or to increase in 2014.
Noninterest Expense
Total noninterest expense for 2013 was $47.8 million, compared to $47.7 million in 2012 and $47.6 million in 2011. For 2013, increased salaries and benefits and professional fees expenses fully offset the savings from decreased costs associated with nonperforming assets. The following table represents the components of noninterest expense for the years ended December 31, 2013, 2012 and 2011.
Noninterest Expense

	For the Years Ended
	2013	Percent Change	2012	Percent Change	2011
	(in thousands, except percentages)
Salaries and benefits	$22,584	10.5%	$20,446	16.4%	$17,571
Occupancy	3,301	(3.0)%	3,403	3.6%	3,286
Furniture and equipment	2,343	13.4%	2,066	18.7%	1,741
Professional fees	4,893	29.7%	3,772	1.6%	3,711
FDIC insurance	2,300	(31.4)%	3,352	1.9%	3,289
Data processing	2,214	(16.9)%	2,664	16.0%	2,297
Write-downs on other real estate owned and repossessions	2,373	(53.0)%	5,051	(25.6)%	6,788
(Gains) Losses on other real estate owned, repossessions and fixed assets	(359)	91.0%	(188)	(116.0)%	1,172
OREO and repossession holding costs	1,320	(6.4)%	1,411	(30.3)%	2,023
Intangible asset amortization	270	(29.3)%	382	(20.3)%	479
Communications	583	(12.3)%	665	(9.9)%	738
Printing and supplies	649	54.9%	419	36.0%	308
Advertising	311	4.7%	297	(8.0)%	323
Other expense	4,978	27.0%	3,919	0.4%	3,902
Total noninterest expense	$47,760	0.2%	$47,659	0.1%	$47,628
Total salaries and benefits increased $2.1 million, or 10.5% in 2013 compared to 2012. The increase in salaries and benefits is primarily related to management level, full-time equivalent employees hired during 2013 to help meet the objectives of our strategic plan, specifically loan growth and a return to profitability during 2014. As of December 31, 2013, we had 28 full service banking offices with 285 full-time equivalent employees. As of December 31, 2012, we had 30 full service banking offices with 329 full-time equivalent employees. As of December 31, 2011, we had 30 full service banking offices and one leasing/loan production facility with 303 full-time equivalent employees.
Total occupancy expense for 2013 decreased by 3.0% compared with 2012, which was 3.6% higher than total occupancy expense in 2011. The decrease was primarily attributable to the reduced number of banking offices in 2013, while the increase in 2012 was primarily due to increases in lease expense for branch locations. As of December 31, 2013, we leased six facilities and the land for two branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.
Furniture and equipment increased during 2013 by 13.4%, primarily due to decreased equipment maintenance and software licenses and electronic banking fees during 2012 related to the core conversion. Communication expense decreased both in 2013 and 2012 due to implemented cost controls. Printing and supplies expense increased in 2013 and 2012 primarily due to increased costs in statement production. Advertising expenses have remained relatively consistent during the past three years.
Professional fees increased by $1.1 million, or 29.7% from 2012 to 2013 , and increased $61 thousand, or 1.6%, from 2011 to 2012. The increased amount of professional fees is primarily due to an increase in legal fees as compared to 2012. Professional fees also include fees related to investor relations, outsourcing compliance and information technology audits and a portion of internal audit, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective capital offerings and regulatory matters. We anticipate professional fees to decrease in 2014.
The premium paid for FDIC deposit insurance decreased $1.1 million to $2.3 million in 2013 compared to 2012, compared to an increase of $63 thousand to $3.4 million in 2012 compared to 2011 . The decrease for 2013 is a direct result of the bank's improved capital condition during 2013. The increase in 2012 is an indirect result of the items in the Consent Order, including the deterioration of our asset quality and its impact on our financial results, among other items. We anticipate premiums paid for FDIC deposit insurance to decline further in 2014.
Data processing expense decreased in 2013 compared to 2012 and 2011. In 2012, we recognized certain one-time charges as a result of our core conversion. The monthly fees associated with data processing are typically based on transaction volume.
Write-downs on OREO and repossessions decreased $2.7 million, or 53.0%, from 2012 to 2013, and decreased $1.7 million, or 25.6%, from 2011 to 2012. At foreclosure or repossession, the fair value of the property is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if indications exist that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to the appraised values. Write-down declined in 2013 due to fewer properties and the loan sale minimizing inflows into OREO in 2013. Write-downs for 2014 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions and our ability to liquidate properties.
We had net gains on OREO, repossessions and fixed assets of $359 thousand and $188 thousand for 2013 or 2012, respectively. This is a result of our continuous assessment of the fair value of our OREO as well as continued market recovery.
OREO and repossession holding costs include, among other items, maintenance, repairs, utilities, taxes and storage costs. Holding costs decreased $91 thousand, or 6.4% from 2012 to 2013, and decreased $612 thousand, or 30.3% from 2011 to 2012. Historically, our holding costs have been commensurate with the level of nonperforming assets. For 2014, we anticipate significant reductions in these expenses.
Intangible asset amortization decreased by $112 thousand, or 29.3%, in 2013 compared to 2012 and decreased by $97 thousand, or 20.3%, in 2012 as compared to 2011. The core deposit intangible assets amortize on an accelerated basis over an estimated useful life of ten years. The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2014	2015	2016	2017	2018
	(in thousands)
Core deposit intangible amortization expense	$196	$134	$—	$—	$—
Other expense increased by $1.1 million, or 27.0%, for 2013 compared to 2012, and increased by $17 thousand, or 0.4%, for 2012 compared to 2011. The increase in 2013 is primarily the result of insurance policies specifically associated with the Recapitalization.
Income Taxes
We recorded income tax expense of $477 thousand in 2013, compared to income tax expense of $771 thousand in 2012 and income tax expense of $392 thousand in 2011. We recorded a deferred tax valuation allowance of $7.0 million, $16.0 million and $9.5 million for the years 2013, 2012 and 2011, respectively. The deferred tax valuation allowance reduces our net deferred tax assets to an amount that we consider realizable. A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the forecasts of future income based on our recapitalization of the Company. Negative evidence included cumulative losses in recent years. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit in 2014. At December 31, 2013, the net deferred tax asset was written down to zero through the valuation allowance.
At December 31, 2013, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalties and interest will be accrued in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements. At January 1, 2010, we had accrued $1.1 million for an uncertain tax position and approximately $155 thousand in associated interest and penalties. During 2011 and 2012, certain tax refunds were withheld and applied to the disputed uncertain tax position. On April 30, 2012, the Company entered into a compromise and settlement of its uncertain tax position for tax years through December 31, 2012. The settlement provided for payment by the Company of approximately $273 thousand on its $1.0 million uncertain tax position. The settlement resulted in a recovery of approximately $727 thousand, recorded as a tax benefit during the second quarter of 2012.
NOL Rights Plan
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
Statement of Financial Condition
Our total assets were approximately $977.6 million at December 31, 2013, a decrease of $86.0 million, or 8.1%, over 2012. The decline in assets was concentrated in reducing our excess liquidity following the Recapitalization, specifically in our interest bearing deposits in banks, which declined $149.5 million during 2013. The decline in interest bearing deposits in banks was partially offset by increases in investment securities and net loans by $51.3 million and $45.3 million, respectively. During 2014, we anticipate that our total assets will increase as we continue to restructure our balance sheet and specifically, the mix in earning assets. We anticipate funding prudent loan opportunities primarily through growth in core deposits.
Loans
As we continue to implement our strategic initiatives and restructure the mix of earning assets, we expect to realize continued growth in our loan portfolio.
During 2013, total loans increased $42.0 million, or 7.8%, compared to year-end 2012. In 2013, our commercial real estate loans increased by $40.3 million, or 18.2%, construction real estate loans increased by $6.5 million, or 19.5%, and consumer installment loans increased by $7.7 million, or 57.6%. These increases were partially offset by decreases in our residential 1-4 family loans and commercial and industrial loans of $6.2 million and $6.1 million, or 3.3% and 9.9%, respectively. There were also small decrease in leases and other loans.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate solid loan growth to continue during 2014. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves and wholesale funding, as necessary and appropriate. Loan growth may also be restricted by the necessity to maintain appropriate capital levels.
The following table presents a summary of the loan portfolio by category for the last five years.
Loans Outstanding

	As of December 31,
	2013	Percent Change	2012	Percent Change	2011	Percent Change	2010	Percent Change	2009
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$181,988	(3.3)%	$188,191	(12.6)%	$215,364	(14.5)%	$252,026	(10.4)%	$281,354
Commercial	261,935	18.2%	221,655	13.6%	195,062	(13.8)%	226,357	(12.9)%	259,819
Construction	39,936	19.5%	33,407	(37.9)%	53,807	(36.1)%	84,232	(45.0)%	153,144
Multi-family and farmland	17,663	3.6%	17,051	(46.2)%	31,668	(13.0)%	36,393	(4.1)%	37,960
	501,522	9.0%	460,304	(7.2)%	495,901	(17.2)%	599,008	(18.2)%	732,277
Commercial loans	55,337	(9.9)%	61,398	3.0%	59,623	(28.0)%	82,807	(43.3)%	146,016
Consumer loans	21,103	57.6%	13,387	(33.1)%	20,011	(40.9)%	33,860	(30.8)%	48,927
Leases, net of unearned income	—	(100.0)%	568	(80.5)%	2,920	(63.1)%	7,916	(59.9)%	19,730
Other	5,135	(6.2)%	5,473	43.7%	3,809	8.8%	3,500	(30.9)%	5,068
Total loans	583,097	7.8%	541,130	(7.1)%	582,264	(19.9)%	727,091	(23.6)%	952,018
Allowance for loan and lease losses	(10,500)	(23.9)%	(13,800)	(29.6)%	(19,600)	(18.3)%	(24,000)	(9.4)%	(26,492)
Net loans	$572,597	8.6%	$527,330	(6.3)%	$562,664	(20.0)%	$703,091	(24.0)%	$925,526

Substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations. We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.
Loans by Collateral Type

	As of December 31,
	2013	% of Loans	2012	% of Loans	2011	% of Loans	2010	% of Loans	2009	% of Loans
	(in thousands, expect percentages)
Secured by real estate:
Construction and land development	$39,936	6.8%	$33,407	6.2%	$53,807	9.2%	$84,232	11.6%	$153,144	16.1%
Farmland	5,945	1.0%	8,373	1.5%	9,729	1.7%	11,793	1.6%	12,077	1.3%
Home equity lines of credit	63,810	10.9%	63,370	11.7%	71,783	12.3%	81,742	11.2%	88,770	9.3%
Residential first liens	111,217	19.1%	119,094	22.0%	136,306	23.4%	161,622	22.2%	181,740	19.1%
Residential junior liens	6,961	1.2%	5,727	1.1%	7,275	1.2%	8,662	1.2%	10,844	1.1%
Multi-family residential	11,718	2.0%	8,678	1.6%	21,939	3.8%	24,600	3.4%	25,883	2.7%
Non-farm and non-residential	261,935	44.9%	221,655	41.0%	195,062	33.6%	226,357	31.1%	259,819	27.3%
Total Real Estate	501,522	86.0%	460,304	85.1%	495,901	85.2%	599,008	82.3%	732,277	76.9%
Other loans:				—%
Commercial—leases, net of unearned	—	—%	568	0.1%	2,920	0.5%	7,916	1.1%	19,730	2.1%
Commercial and industrial	55,337	9.5%	61,398	11.3%	59,623	10.2%	82,807	11.4%	146,016	15.4%
Agricultural production	588	0.1%	458	0.1%	564	0.1%	1,165	0.2%	2,151	0.2%
Consumer installment loans	21,103	3.6%	13,387	2.5%	20,011	3.4%	33,860	4.7%	48,927	5.1%
Other	4,547	0.8%	5,015	0.9%	3,245	0.6%	2,335	0.3%	2,917	0.3%
Total other loans	81,575	14.0%	80,826	14.9%	86,363	14.8%	128,083	17.7%	219,741	23.1%
Total loans	$583,097	100.0%	$541,130	100.0%	$582,264	100.0%	$727,091	100.0%	$952,018	100.0%

The following schedule illustrates the contractual maturity of portions of our loan portfolio at December 31, 2013.  Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  Demand loans, or loans with no stated maturity date, are shown as maturing in less than one year. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Our loan policy does not permit automatic roll-over of matured loans.

	Construction and land development loans			Commercial and industrial loans			All loans
Maturity	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in thousands)
Less than three months	$1,403	$7,733	$9,136	$1,796	$8,241	$10,037	$24,126	$19,383	$43,509
Over three to twelve months	2,930	7,905	10,835	4,777	16,720	21,497	49,842	46,667	96,509
One year to five years	9,679	4,261	13,940	14,845	1,079	15,924	164,001	61,102	225,103
Over five years	$5,288	$737	$6,025	$7,339	$540	$7,879	$171,142	$46,834	$217,976
Total	$19,300	$20,636	$39,936	$28,757	$26,580	$55,337	$409,111	$173,986	$583,097

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
Allowance—Analysis and Discussion
The following table presents an analysis of the changes in the allowance for loan and lease losses for the past five years. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $24 thousand for each of 2013, 2012, 2011, 2010 and 2009. The reserve for unfunded commitments is included in other liabilities in our consolidated balance sheets and totaled $282 thousand and $258 thousand as of December 31, 2013 and 2012, respectively.
Analysis of Changes in Allowance for Loan and Lease Losses

	For the Years Ending December 31,
	2013	2012	2011	2010	2009
	(in thousands, except percentages)
Allowance for loan and lease losses—
Beginning of period	$13,800	$19,600	$24,000	$26,492	$17,385
Provision for loan and lease losses	(2,735)	20,866	10,920	33,589	25,380
Sub-total	11,065	40,466	34,920	60,081	42,765
Charged-off loans:
Real estate—residential 1-4 family	1,458	8,153	2,180	2,572	1,778
Real estate—commercial	545	8,316	6,928	2,955	1,505
Real estate—construction	503	6,897	5,581	10,514	1,801
Real estate—multi-family and farmland	36	2,511	207	1,150	58
Commercial loans	37	3,095	3,235	16,420	8,109
Consumer installment loans and other	585	476	334	1,110	1,217
Leases, net of unearned income	29	894	929	2,050	2,214
Total charged-off	3,193	30,342	19,394	36,771	16,682
Recoveries of charged-off loans:
Real estate—residential 1-4 family	312	229	404	56	35
Real estate—commercial	820	366	222	160	9
Real estate—construction	496	1,013	744	7	23
Real estate—multi-family and farmland	19	12	384	—	3
Commercial loans	470	406	894	326	166
Consumer installment loans and other	359	662	954	141	167
Leases, net of unearned income	152	988	472	—	6
Total recoveries	2,628	3,676	4,074	690	409
Net charged-off loans	565	26,666	15,320	36,081	16,273
Allowance for loan and lease losses—end of period	$10,500	$13,800	$19,600	$24,000	$26,492
Total loans—end of period	$583,097	$541,130	$582,264	$727,091	$952,018
Average loans	$545,803	$590,109	$647,920	$845,945	$977,758
Net loans charged-off to average loans	0.10%	4.52%	2.36%	4.27%	1.66%
Provision (credit) for loan and lease losses to average loans	(0.50)%	3.54%	1.69%	3.97%	2.60%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.80%	2.55%	3.37%	3.30%	2.78%
Non-performing loans	129.14%	51.63%	39.41%	40.73%	53.01%

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
Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate—residential 1-4 family	$4,063	31.2%	$6,207	34.8%	$6,368	37.0%	$7,346	34.7%	$5,037	29.6%
Real estate—commercial	3,299	44.9%	3,736	41.0%	6,227	33.6%	5,550	31.1%	4,525	27.3%
Real estate—construction	899	6.8%	667	6.2%	1,485	9.2%	2,905	11.6%	6,706	16.1%
Real estate—multi-family and farmland	916	3.1%	741	3.1%	728	5.4%	761	5.0%	766	4.0%
Commercial loans	970	9.5%	2,103	11.3%	3,649	10.2%	5,692	11.4%	6,953	15.3%
Consumer loans	342	3.6%	272	2.5%	405	3.4%	813	4.7%	1,107	5.1%
Leases, net of unearned income	—	—%	47	0.1%	718	0.5%	917	1.1%	1,386	2.1%
Other and unallocated	11	0.9%	27	1.0%	20	0.7%	16	0.4%	12	0.5%
Total	$10,500	100.0%	$13,800	100.0%	$19,600	100.0%	$24,000	100.0%	$26,492	100.0%

[1] Represents the percentage of loans in each category to total loans.

As of December 31, 2013, the largest components of the allowance were associated with 1-4 family residential real estate loans, commercial real estate loans and commercial and industrial loans. These allocations are commiserate with their respective percentage of the overall portfolio. These loans are subject to general allowance allocations based on historical loss and qualitative and environmental factors. The allowance allocation associated with residential 1-4 family real estate loans decreased by $2.1 million during 2013. The allowance allocated to commercial and industrial loans decreased by $1.1 million during 2013. A major factor in the decrease was improved asset quality and lower net charge-offs. Net charge-offs for residential 1-4 family real estate loans and commercial and industrial loans decreased from 2012 to 2013 by $6.8 million and $3.1 million, respectively. The total allowance decreased in total by $3.3 million, primarily as a result of lower amounts of non-performing loans.

Throughout the economic downturn, the ratio of the allowance to total loans was significantly increased largely because of the level of non-performing loans, the associated decline in real estate values, and the excessive levels of charge-offs. These factors contributed to elevated levels of classified loans, which is a driving component of the allowance. Since 2012 we have experienced a significant decline in the level of non-performing loans. Non-performing loans were $8.1 million at December 31, 2013, compared to $26.7 million at December 31, 2012, a decrease of $18.6 million, or 69.6%. During the fourth quarter of 2012, we identified and entered into an agreement to sell approximately $36.2 million of under- and non-performing loans and recorded a $13.9 million charge-off to reduce the balance to the estimated net proceeds. These loans were sold in the first quarter of 2013. See Note 6 to our consolidated financial statements for additional information. A large portion of the reduction in non-performing loans is directly related to this loan sale. Our ratio of non-performing loans to total loans was 1.39% as of December 31, 2013 as compared to 4.94% at December 31, 2012. Additionally, our minimal level of net charge-offs during 2013 have further supported our improving asset quality. Specifically, net charge-offs for the year-ended 2013 were $565 thousand compared to $26.7 million for the year ended December 31, 2012.
The combination of positive asset quality trends as well as lower loss rates during 2013 resulted in our allowance assessment to improve which is reflected in our allowance to loans ratio of 1.80% as of December 31, 2013, compared to 2.55% as of December 31, 2012 and 3.37% as of December 31, 2011. We anticipate that our allowance model may support a lower allowance to loans ratio with continuation of the current asset quality and charge-off trends, however, we may need to provide additional provision expense due to the expected loan growth. As of December 31, 2013, approximately $10 million of the allowance was associated with general reserves and $450 thousand was associated with specific reserves. As of December 31, 2012, approximately $13.7 million of the allowance was associated with general reserves and $50 thousand was associated with specific reserves.
The following table provides the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2013 and 2012:

 As of December 31, 2013

Loans by Classification	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Leases, net of unearned income	—	—	—	—	—
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097

As of December 31, 2012

Loans by Classification	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130

We believe that the allowance for loan and lease losses at December 31, 2013 is sufficient to absorb probable, incurred losses inherent in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives
Over the past four years, we’ve implemented a number of significant strategies to further address our asset quality, with the sale of under- and nonperforming loans being a significant component of those strategies. The implementation of these strategies has assisted our ability to reduce our total nonperforming loans in 2013 by $18.6 million, or approximately 69.6%, and to reduce our total nonperforming assets by $23.8 million, or approximately 59.3%. As of December 31, 2013, our asset quality is consistent with or better than our peer group. We believe our continued implementation of these, and related, strategies, will enable us to maintain our asset quality ratios at or better than peer group in 2014.
The key initiatives we have implemented over the last four years include the restructuring and centralization of our credit administration department, outsourcing the marketing and sales process of our OREO properties, and adding depth and expertise in crediting, including both at the senior and the analysts levels.
Asset Quality and Non-Performing Assets Analysis and Discussion
All of our asset quality ratios improved in 2013 compared to 2012. Net charge-offs were 0.10% of average loans for 2013 compared to 4.52% for 2012. Non-performing loans to total loans improved to 1.39% as of year-end 2013 from 4.94% as of year-end 2012, and non-performing assets as a percentage of total assets improved from 3.78% at year-end 2012 to 1.67% at year-end 2013. As of December 31, 2013, our allowance for loan and lease losses as a percentage of total loans was 1.80% compared to 2.55% as of December 31, 2012, while the allowance to total loans declined, our allowance as a percentage of total non-performing loans expanded to 129.14% as of year-end 2013 compared to 51.63% for 2012.
Nonperforming assets include non-accrual loans, loans past due over ninety days and still accruing, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns related to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table, which includes both loans held-for-sale and loans held-for-investment, presents our non-performing assets and related ratios.
Nonperforming Assets

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands, except percentages)
Nonaccrual loans	$7,203	$25,071	$46,907	$54,082	$45,454
Loans past due 90 days and still accruing	928	1,656	2,822	4,838	4,524
Total nonperforming loans	$8,131	$26,727	$49,729	$58,920	$49,978
Other real estate owned	$8,201	$13,441	$25,141	$24,399	$15,312
Repossessed assets	12	8	302	763	3,881
Total nonperforming assets	$16,344	$40,176	$75,172	$84,082	$69,171
Nonperforming loans as a percentage of total loans	1.39%	4.94%	8.54%	8.10%	5.25%
Nonperforming assets as a percentage of total assets	1.67%	3.78%	6.74%	7.20%	5.11%

The following table provides further information, including classification, for nonaccrual loans and other real estate owned for the past three years.
Non-Performing Assets—Classification and Number of Units

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Units	Amount	Units	Amount	Units
	(in thousands, except units)
Nonaccrual loans
Construction/development loans	$365	3	$4,516	41	$14,683	30
Residential real estate loans	2,727	45	9,217	217	10,877	107
Commercial real estate loans	2,653	13	6,150	69	13,288	38
Commercial and industrial loans	1,137	17	3,104	56	3,087	32
Commercial leases	—	—	436	42	2,244	96
Consumer and other loans	321	11	1,648	34	2,728	24
Total	$7,203	89	$25,071	459	$46,907	327
Other real estate owned
Construction/development loans	$3,806	242	$6,163	351	$12,225	89
Residential real estate loans	1,905	50	1,921	86	6,579	63
Commercial real estate loans	2,490	30	4,211	39	5,380	22
Multi-family and farmland loans	—	—	873	3	541	2
Commercial and industrial loans	—	—	273	2	416	2
Total	$8,201	322	$13,441	481	$25,141	178
Nonaccrual loans, including loans held-for-sale and loans held-for-investment, totaled $7.2 million, $25.1 million and $46.9 million as of December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2011, non-accrual loans and loans past due ninety days and still accruing did not include any loans held-for-sale. Of the nonaccrual loans as of December 31, 2012, $11.7 million relate to loans held for investment and $13.4 million relate to loans transferred into the held-for-sale category. Loans past due ninety days and still accruing totaled $928 thousand as of December 31, 2013 and totaled $1.7 million as of December 31, 2012, which included $718 thousand from loans held for investment and $938 thousand of loans transferred into loans held-for-sale. Of the loans past due ninety days and still accruing in as of December 31, 2013, residential 1-4 family real estate loans totaled $773 thousand, or 83.3% of the total loans past due ninety days and still accruing while commercial and industrial loans totaled $68 thousand, or 7.3% of the total. See Note 6 and 7 of our consolidated financial statements for further discussion.
We place loans on nonaccrual when we have concerns relating to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of December 31, 2013, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual relationship in excess of $500 thousand for possible impairment. We measure impairment by adjusting the loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices. As of December 31, 2013, the book value of impaired loans totaled $3.6 million, or 34.5% less than impaired loans as of December 31, 2012. The associated unpaid principal balances of the impaired loans totaled $5.4 million as of December 31, 2013. This represents an approximately 42.8% discount through previously recorded partial charge-offs and specific reserves currently in the allowance. As of December 31, 2012, the book value of impaired loans totaled $5.4 million with the unpaid principal balances totaling $11.0 million.
From year-end 2012 to year-end 2013, nonaccrual loans decreased by $17.9 million, or 71.3%. As shown above, construction and land development nonaccrual loans decreased by $4.2 million to $365 thousand, residential real estate nonaccrual loans decreased by $6.4 million to $2.8 million and commercial real estate nonaccrual loans decreased by $3.5 million to $2.7 million comparing year-end 2012 to year-end 2013. These decreases were primarily due to the loan sale that closed in February of 2013 as well as charge-offs and principal payments. We continue to actively pursue the appropriate strategies to maintain or reduce the current level of nonaccrual loans.

Other real estate owned decreased to $8.2 million as of December 31, 2013 compared to $13.4 million as of December 31, 2012. During 2013, we sold 79 properties for $8.7 million, compared to 205 sold properties for $15.0 million in 2012. During April 2012, we conducted a bulk auction on approximately 90 properties consisting of smaller balance 1-4 family residential and lot properties. This auction resulted in an approximate 50% decline in the number of properties, thus allowing our special assets department to focus on the larger value properties remaining in our portfolio. The results of this auction allowed our special assets department to focus on the larger value properties remaining in our portfolio. We expect continued OREO resolutions during 2014 due to marketing strategies and general stabilization in the real estate markets in our footprint.
As of December 31, 2013, we owned repossessed assets, which are carried at fair value less anticipated selling costs, in the amount of $12 thousand compared to $8 thousand as of December 31, 2012. The majority of our repossessions are related to our leasing portfolio that primarily includes trucking and construction equipment leases.
Our asset quality ratios are consistent with or more favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $300 million to $1 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of December 31, 2013, which is the latest available information.
Asset Quality Ratios

	First Security	UBPR Peer Group
Allowance for loan and lease losses to total loans	1.80%	1.61%
Non-performing loans[1] as a percentage of gross loans	1.39%	1.47%
Non-performing loans[1] as a percentage of the allowance	77.44%	91.79%
Non-performing loans[1] as a percentage of equity capital	9.72%	9.17%
Non-performing loans[1] plus OREO as a percentage of gross loans plus OREO	2.76%	2.31%

[1] Non-performing loans consist of nonaccrual loans and loans 90 days past due that are still accruing.

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity. During the 2013, we sold approximately $57.0 million of investments to redeploy the funds into loans. There may be additional sales of securities classified as available-for-sale in 2014 as deemed appropriate.
Available-for-sale securities in our portfolio totaled $172.8 million at December 31, 2013, compared to $254.1 million at December 31, 2012. Held-to-maturity securities totaled $132.6 million at December 31, 2013. The held-to-maturity securities were transferred from the available-for-sale securities in the third and fourth quarter of 2013. The transfer to the held-to-maturity classification was to minimize any further unrealized losses due to increase in interest rates, which does not impact regulatory capital, but does impact total shareholders' equity and book value. We maintain a level of securities to provide an appropriate level of liquidity and provides a proper balance to our interest rate and credit risk in our loan portfolio. The increase in securities of $51.3 million represented a decision in connection with the Recapitalization that liquidity was sufficient to warrant the shifting of additional cash into investment securities. As of December 31, 2013 and 2012, the available-for-sale securities portfolio had gross unrealized gains of approximately $2.0 million and $4.7 million, and gross unrealized losses of $2.6 million and $384 thousand, respectively. At December 31, 2013, the held-to maturity securities portfolio had gross unrecognized gains of $656 thousand and gross unrecognized losses of $1.1 million. Our securities portfolio at December 31, 2013 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs) and federal agency issued pools, collateralized loan obligations and corporate bonds.

The following table provides the amortized cost of our securities, as of December 31, 2013, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of AFS Investment Securities—Amortized Cost

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal—tax exempt	$1,766	$11,020	$7,610	$9,743	$30,139
Municipal—taxable	—	838	221	550	1,609
Agency bonds	—	—	931	3,147	4,078
Agency issued REMICs	375	29,964	11,202	—	41,541
Agency issued mortgage pools	—	42,695	29,164	2,914	74,773
Other	—	4,421	14,453	2,476	21,350
Total	$2,141	$88,938	$63,581	$18,830	$173,490
Tax equivalent yield	3.64%	2.55%	2.05%	3.01%	2.46%
Maturity of HTM Investment Securities—Amortized Cost

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal—tax exempt	$—	$—	$—	$8,326	$8,326
Municipal—taxable	—	—	13,319	5,438	18,757
Agency bonds	—	9,987	45,479	8,218	63,684
Agency issued REMICs	—	19,045	9,121	—	28,166
Agency issued mortgage pools	—	1,781	2,278	9,576	13,635
Total	$—	$30,813	$70,197	$31,558	$132,568
Tax equivalent yield	—%	1.62%	1.77%	2.64%	1.94%

The following table details our investment portfolio by type of investment.
Investment Securities by Type—Amortized Cost

	As of December 31,
	2013	2012	2011
	(in thousands)
Securities available-for-sale
Debt securities—
Federal agencies	$4,078	$57,393	$23,984
Mortgage-backed	116,314	157,191	134,210
Municipals	31,748	35,088	30,453
Other	21,350	61	127
Total	$173,490	$249,733	$188,774

Securities held-to-maturity
Debt securities—
Federal agencies	$63,684	$—	$—
Mortgage-backed	41,801	—	—
Municipals	27,083	—	—
Total	$132,568	$—	$—
The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

	Less than 12 months		12 months or greater		Totals
Securities available-for-sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2013
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	77,451	1,763	—	—	77,451	1,763
Municipals	11,652	500	—	—	11,652	500
Other	20,918	371	56	5	20,974	376
Totals	$110,021	$2,634	$56	$5	$110,077	$2,639
December 31, 2012
Federal agencies	$20,199	$104	$—	$—	$20,199	$104
Mortgage-backed	15,509	138	—	—	15,509	138
Municipals	8,012	122	—	—	8,012	122
Other	—	—	41	20	41	20
Totals	$43,720	$364	$41	$20	$43,761	$384

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
December 31, 2013
Federal agencies	$40,149	$791	$—	$—	$40,149	$791
Mortgage-backed—residential	30,793	302	—	—	30,793	302
Municipals	1,739	27	—	—	1,739	27
Totals	$72,681	$1,120	$—	$—	$72,681	$1,120

There were no held-to-maturity securities for the year ended December 31, 2012.

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
As of December 31, 2013, we performed an impairment assessment of the available-for-sale securities in the portfolio and the held-to-maturity portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized costs basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of December 31, 2013, gross unrealized losses in our available-for-sale portfolio totaled $2.6 million, compared to $384 thousand as of December 31, 2012. As of December 31, 2013, gross unrecognized losses in our held-to-maturity portfolio totaled $1.1 million. As of December 31, 2013, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of eight securities), municipals (consisting of twenty-three securities) and federal agencies (consisting of twenty securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of 9 securities), municipals (consisting of 69 securities) and federal agencies (consisting of 42 securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between December 31, 2012 and December 31, 2013, the rate on the 10-year U.S. Treasury increased from approximately 1.78% to 3.04%. As this represented a substantive increase in interest rates, the market valuation of our securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to nine corporate notes and one pooled trust preferred security. The unrealized loss in the corporate notes is primarily due to the changes in interest rates subsequent to purchase. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. We do not intend to sell the available-for-sale investments with unrealized losses and it is not more likely-than-not that we will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the our impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at December 31, 2013 are considered temporary.
On December 10, 2013, the OCC, Federal Reserve Board, FDIC and SEC issued the final Volcker Rule as part of the Dodd-Frank Act. We continue to monitor and review applicable regulatory guidance on the implementation of the Volcker Rule. As of December 31, 2013, we identified approximately $11.3 million of collateralized loan obligations ("CLOs") within our investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, we would have to sell the securities prior to the compliance date of July 21, 2015. At this time, we continue to evaluate the additional regulatory guidance on the subject as well as the specific terms of our CLOs to determine whether such CLOs will remain permitted investments. The unrealized loss as of December 31, 2013 for our CLOs totaled $63.0 thousand.
As of December 31, 2013, we owned securities from issuers in which the aggregate book value from such issuers exceeded 5% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of December 31, 2013.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$83,787	$82,609
Federal Home Loan Mortgage Corporation	$34,901	$34,642
Ginnie Mae	$41,339	$40,287
We held no federal funds sold as of December 31, 2013 and 2012. As of December 31, 2013, we held $10.1 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $159.7 million at December 31, 2012. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
At December 31, 2013, we held $3.0 million in certificates of deposit at other FDIC insured financial institutions, compared to $2.8 million at December 31, 2012. At December 31, 2013 and 2012, we held $28.3 million and $27.6 million, respectively, in bank-owned life insurance.
Deposits and Other Borrowings
Deposits decreased by $150.8 million, or 15.0%, from year-end 2012 to year-end 2013, driven primarily by significant declines in brokered deposits and declines in retail and jumbo certificates of deposit. Savings and money market accounts increased by $21.5 million, or 11.7%, during that same period. Excluding brokered deposits, our deposits decreased $60.4 million, or 7.2%, from year-end 2012 to year-end 2013. We define core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100 thousand. Core deposits decreased $12.3 million, or 1.9%, from year-end 2012 to year-end 2013. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Prior to the termination of the Bank's Order on March 10, 2014, and as discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement restricted the rates that we could offer on deposit products. Currently, we have no restrictions on the rates that we can offer, although we believe that we can raise sufficient low-cost deposits without pricing above the prevailing market rates.
Brokered deposits decreased $90.4 million, or 54.6%, from year-end 2012 to year-end 2013. The decrease is due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® (CDARS®) network. CDARS® is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, as a member bank, we have the opportunity to purchase or sell one-way time deposits. At year-end 2013, our CDARS® balance consisted of $374 thousand in purchased time deposits and no reciprocal customer accounts.
Brokered deposits at December 31, 2013 and 2012, were as follows:

	2013	2012
	(in thousands)
Brokered certificates of deposits	$74,688	$165,106
CDARS®	374	371
	$75,062	$165,477
Prior to the termination of the Bank's Order on March 10, 2014, and as discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Consent Order previously restricted our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The excess liquidity over the last two years was in part to ensure we have adequate funding to meet our short-term contractual obligations as long as the Order remained in place. While our desire is to fund loan growth with customer deposits, we anticipate supplementing with a certain level of brokered deposits or other wholesale funding. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2013.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 thousand or more	$57,994	$37,014	$34,926	$23,816
Brokered certificates of deposit	10,403	18,717	22,722	22,846
CDARS®	—	—	374	—
	$68,397	$55,731	$58,022	$46,662
At December 31, 2013 and 2012 we had securities sold under repurchase agreements with commercial checking customers of $12.5 million and $12.5 million, respectively.
As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At December 31, 2013, we had FHLB advances of $20 million. We had no FHLB advances as of December 31, 2012.
The terms of the FHLB advance as of December 31, 2013 are as follows:

Maturity Year	Origination Date	Type	Principal	Rate	Maturity
			(in thousands)
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014
The following note was paid off during 2012.

Maturity Year	Origination Date	Type	Principal	Original Term	Rate	Maturity
			(in thousands)
2015	1/5/1995	Fixed rate mortgage	$58	240 months	7.50%	1/5/2015
Interest Rate Sensitivity
Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and federal funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2013, our cumulative one-year gap was a negative (or liability sensitive) $145 million, or 16.2% of total earning assets.
Following the Recapitalization, we began to actively deploy our excess liquidity. This deployment of cash has generated more liability sensitivity within our balance sheet. We desire to extend our liabilities during 2014 and continue to grow core deposits to minimize interest rate mismatches.
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
The following table reflects our rate sensitive assets and liabilities by maturity or the next repricing date as of December 31, 2013. Variable rate loans are shown in the category of due “Within Three Months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming all payments are made according to the loan’s contractual terms. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not entirely rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 33% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2013
	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years and Non-Rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$7,083	$3,043	$—	$—	$10,126
Federal funds sold	—	—	—	—	—
Securities	563	1,601	122,066	181,168	305,398
Loans originated for held for sale	220	—	—	—	220
Loans	136,414	146,897	190,115	109,671	583,097
Total interest earning assets	144,280	151,541	312,181	290,839	898,841
Interest bearing liabilities:
Demand deposits	5,256	5,256	85,047	—	95,559
MMDA deposits	27,411	27,411	111,305	—	166,127
Savings deposits	4,000	4,000	31,998	—	39,998
Time deposits	112,486	170,598	53,074	—	336,158
Brokered certificates of deposits	14,429	37,413	22,846	—	74,688
CDARS®	—	374	—	—	374
Fed funds purchased/repos	12,520	—	—	—	12,520
Other borrowings	20,000	—	—	—	20,000
Total interest bearing liabilities	196,102	245,052	304,270	—	745,424
Noninterest bearing sources of funds	—	—	—	153,417	153,417
Interest sensitivity gap	$(51,822)	$(93,511)	$7,911	$137,422	$—
Cumulative sensitivity gap	$(51,822)	$(145,333)	$(137,422)	$—	$—

Liquidity
Liquidity refers to our ability to adjust our future cash flows to meet the needs of our daily operations. We rely primarily on the operations and cash balance of FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $1.4 million as of December 31, 2013, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Written Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
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
As of December 31, 2013, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $6.5 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of December 31, 2013, FSGBank had $92.9 million of total borrowing capacity at FHLB with all 1-4 family residential mortgages pledged as collateral. Available capacity was 472.9 million at December 31, 2013. FSGBank had no borrowing capacity with FHLB as of December 31, 2012.
Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $2.0 million in loan participations sold. FSGBank may elect to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of December 31, 2013, FSGBank had $107.4 million in borrowings against investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of December 31, 2013, our unpledged available-for-sale and held-to-maturity securities totaled $98.0 million and $99.9 million, respectively.
Additionally, we had a $15.0 million unsecured fed funds line of credit as of December 31, 2013, that was fully available. We had no fed fund lines as of December 31, 2012.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of December 31, 2013, we had $74.7 million in brokered CDs outstanding with a weighted average remaining life of approximately 10.6 months, a weighted average coupon rate of 2.98% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 3.03%. Our CDARS® product had $374 thousand at December 31, 2013, with a weighted average coupon rate of 2.70% and a weighted average remaining life of approximately 10 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Prior to the termination of the Bank's Consent Order, we were restricted in our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $131.1 million and $3.2 million at year-end, respectively. The following table illustrates our significant contractual obligations at December 31, 2013 by future payment period.
Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit[1]	$336,158	$283,085	$49,003	$4,070	$—
Brokered certificates of deposit[1]	74,688	51,842	20,870	1,976	—
CDARS®1	374	374	—	—	—
Federal funds purchased and securities sold under agreements to repurchase[2]	12,520	12,520	—	—	—
FHLB Borrowings	20,000	20,000	—	—	—
Operating lease obligations[3]	7,409	978	1,852	1,386	3,193
Total	$451,149	$368,799	$71,725	$7,432	$3,193

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

Net cash used in operations in 2013 totaled $12.4 million, compared to net cash used in operations of $4.9 million in 2012 and $740 thousand in 2011. Cash flows from operations in 2013 were reduced primarily due to the year over year change in our other assets and liabilities. Net cash used by investing activities totaled $83.6 million in 2013 compared to net cash used by investing activities of $67.3 million in 2012 and net cash provided by investing activities of $80.7 million in 2011. For 2013, loan principal collections, including proceeds for loan sales, net of loan originations, totaled ($47.5) million, compared to ($17.7) million in 2012 and $108.3 million in 2011. Also for 2013, purchases of available-for-sale securities were $180.0 million, compared to $161.1 million in 2012 and $98.6 million in 2011. Increases in the security and loan portfolios were the primary reasons for the year-over-year change in investing activities. Net cash used in financing activities totaled $55.6 million in 2013, compared to $13.5 million in 2012 and $30.7 million in 2011. The year-over-year change in financing activities is primarily related to the decline in brokered CDs and retail and jumbo time deposits, which declined by $184.3 million at December 31, 2013 from December 31, 2012 levels, partially offset by net proceeds from the issuance of common stock of $75.1 million.

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
The Asset/Liability Committee of the Board of Directors ("ALCO") provides oversight by ensuring that policies and procedures are in place to monitor our significant derivative positions. We believe the use of derivatives will reduce our interest rate risk and potential earnings volatility caused by changes in interest rates.
Our derivatives are based on underlying risks, primarily interest rates. Historically, we have utilized cash flow swaps to reduce the risks associated with interest rates. On August 28, 2007 and March 26, 2009, we elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had a market value of $2.0 million and $5.8 million, respectively. These gains were accreted into interest income over the remaining life of the originally hedged items. The gains were fully accreted into income at December 31, 2012. We recognized $1.3 million in interest income for the year ended December 31, 2012.
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
The following table presents information on the cash flow and fair value hedges as of December 31, 2013.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward loan sales contracts	$220	$—	$9	$37	Various
	220	—	$9	$37

Fair value hedges:
Zero premium collar	5,495	15	—	—	June 10, 2023
Cash flow swap	5,495	—	15	—	June 10, 2023
	$10,990	$15	$15	$—

The following table presents additional information on the active derivative positions as of December 31, 2013.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$220	Other assets	$—	Other liabilities	$9	Noninterest income – other	$17
Zero premium collar	$5,495	Other assets	$15	Other liabilities	N/A	Noninterest income – other	$15
Cash flow swap	$5,495	Other assets	N/A	Other liabilities	$15	Noninterest expense – other	$15
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$220	N/A	N/A	Noninterest income – other	N/A
Loans	N/A	Loans	$5,495	N/A	N/A	Noninterest income - other	N/A

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

Capital Resources
Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. Prior to the termination of the Consent Order on March 10, 2014, and as described in Note 2 to our consolidated financial statements, the OCC previously required FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. We believe that the elevated ratios were required due to the risk profile of FSGBank when the Order was issued in April 2010. We believe our current capital levels are sufficient and appropriate for our risk profile and asset level. Subsequent to the Recapitalization, we improved our leverage ratio in the third and fourth quarters of 2013 through reductions in our balance sheet.
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
On April 12, 2013, we completed the issuance of an additional $76.2 million of new common stock in a private placement to accredited investors. The private placement was previously announced on a Current Report on Form 8-K filed on February 26, 2013, in which we announced the execution of definitive stock purchase agreements with institutional investors as part the Recapitalization. In total, we issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million. See Note 2 to our Consolidated Financial Statements for additional information.
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
The following table compares the required capital ratios maintained by First Security and FSGBank.
Regulatory Capital Ratios

	FSGBank Consent Order(1)	Minimum to be Well Capitalized under Prompt Corrective Action Provisions		Minimum Capital Requirements	First Security	FSGBank
As of December 31, 2013
Tier 1 capital to risk weighted assets	n/a	6.0%		4.0%	13.6%	12.8%	(3)
Total capital to risk weighted assets	13.0%	10.0%		8.0%	14.9%	14.1%	(3)
Leverage ratio	9.0%	5.0%	(2)	4.0%	9.4%	8.7%	(3)
As of December 31, 2012
Tier 1 capital to risk weighted assets	n/a	6.0%		4.0%	4.2%	4.5%
Total capital to risk weighted assets	13.0%	10.0%		8.0%	5.5%	5.8%
Leverage ratio	9.0%	5.0%	(2)	4.0%	2.3%	2.5%

(1) Prior to the termination of the Consent Order on March 10, 2014, FSGBank was required to achieve and maintain capital ratios as shown.
(2) The Federal Reserve Board definition of well capitalized for bank holding companies does not include a leverage ratio component; accordingly, the leverage ratio requirement for well capitalized status only applies to FSGBank.

(3) Effective March 10, 2014 with the termination of the Consent Order, FSGBank was considered well capitalized.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.
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
Dodd-Frank Act.
The bank regulatory landscape was dramatically changed by the Dodd-Frank Act, which was enacted on July 21, 2010 and which implements far-reaching regulatory reform. Its provisions include significant regulatory and compliance changes that are designed to improve the supervision, oversight, safety and soundness of the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.
Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on the Company’s and the Bank’s business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Company and Bank. Some of the rules that have been adopted to comply with the Dodd-Frank Act's mandates are discussed below.
Recent Accounting Developments
The following items represent accounting changes that have been issued but are not currently effective. Refer to the Notes to our consolidated financial statements for accounting changes that became effective during the current periods.
In January 2014, the FASB issued Accounting Standards Update 2014-04, "Receivables - Troubled Debt Restructuring by Creditors." This update clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The update is effective for annual and interim periods within those annual periods, beginning after December 15, 2014. We do not believe this update will have a significant impact to our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of December 31, 2013, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points and 200 basis points (1.00% and 2.00%, respectively) over a twelve-month period. Given this scenario, as of December 31, 2013, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $2.0 million, or 8.63%, as a result of a 100 basis point decline in rates at December 31, 2013. The model predicts a $418 thousand increase in net interest income resulting from a 100 basis point increase in rates. Finally, the model also forecasts a $785 thousand increase in net interest income, or 3.4%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of December 31, 2013. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(in thousands, except percentages)
Net interest income	21,353	$23,370	$23,788	$24,155
Dollar change net interest income	(2,017)	—	418	785
Percentage change net interest income	(8.63)%	—%	1.79%	3.36%
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

Report of Independent Registered Public Accounting Firm
Audit Committee
First Security Group, Inc.
Chattanooga, Tennessee
We have audited the accompanying consolidated balance sheets of First Security Group, Inc. (“Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP
/s/ Crowe Horwath LLP
Brentwood, Tennessee
March 14, 2014

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2013 and 2012

(in thousands, except share and per share data)	2013	2012
ASSETS
Cash and Due from Banks	$10,742	$12,806
Interest Bearing Deposits in Banks	10,126	159,665
Cash and Cash Equivalents	20,868	172,471
Securities Available-for-Sale	172,830	254,057
Securities Held-to-Maturity, at amortized cost (fair value - $132,104)	132,568	—
Loans Held for Sale	220	25,920
Loans	583,097	541,130
Less: Allowance for Loan and Lease Losses	10,500	13,800
Net Loans	572,597	527,330
Premises and Equipment, net	27,888	29,304
Bank Owned Life Insurance	28,346	27,576
Intangible Assets	330	600
Other Real Estate Owned	8,201	13,441
Other Assets	13,726	12,856
TOTAL ASSETS	$977,574	$1,063,555

(See Accompanying Notes to Consolidated Financial Statements)

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$144,365	$141,400
Interest Bearing Demand	95,559	86,575
Savings and Money Market Accounts	206,125	184,597
Certificates of Deposit less than $100 thousand	182,408	228,144
Certificates of Deposit of $100 thousand or more	153,750	201,873
Brokered Deposits	75,062	165,477
Total Deposits	857,269	1,008,066
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	12,520	12,481
Security Deposits	14	58
Other Borrowings	20,000	—
Other Liabilities	4,123	13,840
Total Liabilities	893,926	1,034,445
SHAREHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; no shares issued as of December 31, 2013 and 33,000 shares issued as of December 31, 2012; Liquidation value of $0 as of December 31, 2013 and $38,156 as of December 31, 2012	—	32,549
Common Stock – $.01 par value – 150,000,000 shares authorized; 66,602,601 shares issued as of December 31, 2013, 1,772,342 issued as of December 31, 2012	764	115
Paid-In Surplus	196,536	106,531
Common Stock Warrants	—	2,006
Accumulated Deficit	(104,042)	(115,391)
Accumulated Other Comprehensive Income (Loss)	(9,610)	3,300
Total Shareholders’ Equity	83,648	29,110
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$977,574	$1,063,555

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share data)	2013	2012	2011
INTEREST INCOME
Loans, including fees	$26,099	$31,264	$37,519
Investment Securities – taxable	4,366	3,528	3,444
Investment Securities – non-taxable	1,071	1,006	1,278
Other	378	512	543
Total Interest Income	31,914	36,310	42,784
INTEREST EXPENSE
Interest Bearing Demand Deposits	259	191	158
Savings Deposits and Money Market Accounts	770	1,045	1,082
Certificates of Deposit of less than $100 thousand	1,938	2,681	2,940
Certificates of Deposit of $100 thousand or more	1,953	2,554	2,517
Brokered Deposits	3,554	5,863	7,864
Other	70	396	444
Total Interest Expense	8,544	12,730	15,005
NET INTEREST INCOME	23,370	23,580	27,779
Provision (Credit) for Loan and Lease Losses	(2,735)	20,866	10,920
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	26,105	2,714	16,859
NONINTEREST INCOME
Service Charges on Deposit Accounts	3,097	3,032	3,122
Mortgage Banking Income	1,135	974	737
Gain on Sales of Securities Available-for-Sale	322	154	—
Other	4,129	3,986	4,241
Total Noninterest Income	8,683	8,146	8,100
NONINTEREST EXPENSES
Salaries and Employee Benefits	22,584	20,446	17,571
Expense on Premises and Fixed Assets, net of rental income	5,644	5,469	4,770
Other	19,532	21,744	25,287
Total Noninterest Expenses	47,760	47,659	47,628
LOSS BEFORE INCOME TAX PROVISION	(12,972)	(36,799)	(22,669)
Income Tax Provision	477	771	392
NET LOSS	(13,449)	(37,570)	(23,061)
Preferred Stock Dividends	(929)	(1,650)	(1,650)
Accretion on Preferred Stock Discount	(452)	(428)	(403)
Effect of Exchange of Preferred Stock to Common Stock	26,179	—	—
NET INCOME (LOSS) ALLOCATED TO COMMON SHAREHOLDERS	$11,349	$(39,648)	$(25,114)
NET INCOME (LOSS) PER COMMON SHARE:
Net Income (Loss) Per Share – Basic	$0.24	$(24.58)	$(15.79)
Net Income (Loss) Per Share – Diluted	$0.24	$(24.58)	$(15.79)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2013, 2012 and 2011

(in thousands)	2013	2012	2011
Net loss	(13,449)	(37,570)	(23,061)
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding (losses) gains for the period	(13,542)	212	1,412
Reclassifications for securities transferred to held-to-maturity	8,880	—	—
Reclassification adjustment for securities gains realized in income	(322)	(154)	—
Unrealized (losses) gains on available-for-sale securities	(4,984)	58	1,412
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	(8,880)	—	—
Amortization of fair value for securities held-to-maturity recognized into accumulated other comprehensive income	937	—	—
Changes from securities held-for-maturity	(7,943)	—	—
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	17	(1,255)	(105)
Reclassification adjustment on cash flow hedges	—	(67)	(1,847)
Income tax effect	—	1,065	—
Changes from cash flow hedges	17	(257)	(1,952)
Other comprehensive loss, net of tax	(12,910)	(199)	(540)
Comprehensive loss	$(26,359)	$(37,769)	$(23,601)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
Years Ended December 31, 2013, 2012 and 2011

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance - December 31, 2010	$31,718	1,642	$114	$111,344	$2,006	$(50,629)	$4,039	$(5,218)	$93,374
Issuance of Common Stock	—	42	—	3	—	—	—	—	3
Net Loss	—	—	—	—	—	(23,061)	—	—	(23,061)
Other Comprehensive Loss	—	—	—	—	—	—	(540)	—	(540)
Accretion of Discount Associated with Preferred Stock	403	—	—	—	—	(403)	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(1,650)	—	—	(1,650)
Stock-based Compensation	—	—	—	12	—	—	—	—	12
ESOP Allocation	—	—	—	(1,834)	—	—	—	1,928	94
Balance - December 31, 2011	$32,121	1,684	$114	$109,525	$2,006	$(75,743)	$3,499	$(3,290)	$68,232
Issuance of Common Stock	—	88	1	(1)	—	—	—	—	—
Net Loss	—	—	—	—	—	(37,570)	—	—	(37,570)
Other Comprehensive Loss	—	—	—	—	—	—	(199)	—	(199)
Accretion of Discount Associated with Preferred Stock	428	—	—	—	—	(428)	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(1,650)	—	—	(1,650)
Stock-based Compensation	—	—	—	215	—	—	—	—	215
ESOP Allocation	—	—	—	(3,208)	—	—	—	3,290	82
Balance - December 31, 2012	$32,549	1,772	$115	$106,531	$2,006	$(115,391)	$3,300	$—	$29,110
Net Loss	—	—	—	—	—	(13,449)	—	—	(13,449)
Other Comprehensive Loss	—	—	—	—	—	—	(12,910)	—	(12,910)
Accretion of Discount Associated with Preferred Stock	452	—	—	—	—	(452)	—	—	—
Preferred Stock Dividend	—	—	—	—	—	(929)	—	—	(929)
Conversion of Preferred Stock to Common Stock in TARP Exchange	(33,001)	9,942	99	14,814	(2,006)	26,179	—	—	6,085
Common Stock Issuance, net of Offering Costs of $5.3 million	—	50,793	508	70,388	—	—	—	—	70,896
Common Stock Issuance associated with the Exercise of Stock Options	—	5	—	14	—	—	—	—	14
Common Stock Issuance associated with the Rights Offering, net of Offering Costs of $764 thousand	—	3,329	33	4,197	—	—	—	—	4,230
Issuance of Restricted Stock and Related Expense, net of forfeitures	—	762	9	(9)	—	—	—	—	—
Share-based Compensation, net of forfeitures	—	—	—	601	—	—	—	—	601
Balance - December 31, 2013	$—	66,603	$764	$196,536	$—	$(104,042)	$(9,610)	$—	$83,648

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
Years Ended December 31, 2013, 2012 and 2011

(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,449)	$(37,570)	$(23,061)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Provision (credit) for Loan and Lease Losses	(2,735)	20,866	10,920
Amortization, net	2,605	3,807	1,576
Share-Based Compensation	601	215	12
ESOP Compensation	—	82	94
Depreciation	1,746	1,496	1,491
Gain on Sales of Available-for-Sale Securities	(322)	(154)	—
Loss on Sales of Premises and Equipment, net	18	16	60
(Gain) Loss on Sales of Other Real Estate Owned and Repossessions, net	(359)	(148)	1,122
Write-down of Other Real Estate Owned and Repossessions	2,375	5,288	6,788
Accretion of Fair Value Adjustment, net	(38)	(40)	(9)
Accretion of Terminated Cash Flow Swaps	—	(881)	(1,219)
Changes in Operating Assets and Liabilities
Loans Held for Sale	3,421	(1,395)	323
Interest Receivable	(118)	(175)	571
Other Assets	(1,519)	4,067	495
Interest Payable	(731)	(341)	(816)
Other Liabilities	(3,874)	(80)	913
Net Cash Used in Operating Activities	(12,379)	(4,947)	(740)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Securities Available-for-Sale
Maturities, Prepayments, and Calls	54,300	75,449	60,066
Sales	56,971	21,395	—
Purchases	(179,709)	(161,074)	(98,627)
Activity in Securities Held-to-Maturity
Maturities, Prepayments, and Calls	2,157	—	—
Loan Originations and Principal Collections, net	(47,457)	(17,692)	108,310
Proceeds from sale of loans	22,296	3,954	—
Proceeds from Sales of Premises and Equipment	1,070	—	45
Proceeds from Sales of Other Real Estate and Repossessions	8,184	12,968	11,480
Additions to Premises and Equipment	(1,418)	(2,145)	(537)
Capital Improvements to Other Real Estate and Repossessions	—	(165)	(5)
Net Cash (Used in) provided by Investing Activities	(83,606)	(67,310)	80,732
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(150,797)	(11,356)	(29,301)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	39	(2,039)	(1,413)
Net Increase (Decrease) of Other Borrowings	20,000	(58)	(19)
Net Proceeds from Issuance of Common Stock, net of offering costs	75,126	—	3
Proceeds from Exercise of Stock Options	14	—	—
Net Cash Used in Financing Activities	(55,618)	(13,453)	(30,730)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(151,603)	(85,710)	49,262
CASH AND CASH EQUIVALENTS – beginning of period	172,471	258,181	208,919
CASH AND CASH EQUIVALENTS – end of period	$20,868	$172,471	$258,181

(See Accompanying Notes to Consolidated Financial Statements)

(in thousands)	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transferred to OREO and repossessions	$5,472	$8,008	$20,569
Transfers of loans to loans held for sale at fair value	$—	$22,296	$—
Financed sales of OREO and repossessions	$509	$2,058	$—
Effect of accrued and unpaid dividends on preferred stock redemption	$6,085	$—	$—
Securities transferred from available-for-sale to held-to-maturity	$142,975	$—	$—
Accrued and deferred cash dividends on preferred stock	$929	$1,650	$1,650
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$9,275	$13,071	$15,822
Income taxes paid	$—	$70	$273

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
SECURITIES—Securities that management does not have the intent or ability to hold to maturity are classified as available-for-sale and recorded at fair value. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Gains and losses on sale of securities are recorded on the trade date and determined using the specific identification method. Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.
The Company reviews securities for impairment on a quarterly basis or more frequently when economic conditions warrant such an evaluation. A security is reviewed for impairment if the fair value is less than its amortized cost basis at the measurement date. The Company determines whether a decline in fair value below the amortized cost is other-than-temporary. The Company determines whether it has the intent to sell the security or whether it is more likely than not that it will not be required to sell the security before the recovery of its amortized cost. If either condition is met, the Company will recognize a full impairment and write the available-for-sale security down to fair value though the Consolidated Income Statement. For securities that the Company does not expect to recover the entire amortized cost and do not meet either of the above conditions, the Company records an other-than-temporary loss for the credit loss portion of the impairment through earnings and the temporary impairment related to all other factors through other comprehensive income.
NONMARKETABLE EQUITY SECURITIES—Nonmarketable equity securities include the Company's investment in the stock of the Federal Home Loan Bank of $2.3 million at December 31, 2013 and 2012, and Federal Reserve Bank of $2.3 million and $1.4 million at December 31, 2013 and 2012, respectively. This stock is carried at cost because they have no quoted market value and no ready market exists. The Company also had low income housing taxes credits of approximately $1.5 million and $2.0 million at December 31, 2013 and 2012, respectively. These tax credits are amortized using the effective yield method. Also included as of December 31, 2013 and 2012 is approximately an $81 thousand investment in a private financial institution. Dividends received are included in income. The Company also has two joint ventures totaling approximately $101 thousand at December 31, 2013 and 2012. All of the nonmarketable equity securities are included in other assets on the Consolidated Balance Sheets.
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
OTHER INTANGIBLE ASSETS—Other intangible assets represent identified intangible assets including premiums paid for acquisitions of core deposits (core deposit intangibles), which are amortized over a 10 year period.
Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. The Company tests intangible assets for impairment at year-end or earlier if events and circumstances warrant. For additional information, refer to Note 9, “Other Intangible Assets,” to the consolidated financial statements.
OTHER REAL ESTATE OWNED AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential and commercial real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. Ongoing operational expenses after acquisition are expensed as incurred and included in other expenses. At December 31, 2013 and 2012, the Company had $8.2 million and $13.4 million of other real estate owned, respectively, and $12 thousand and $8 thousand of other repossessed items, respectively. Repossessed items are included in other assets in the consolidated balance sheet. Loans transferred to other real estate owned at December 31, 2013 and 2012 were $5.2 million and $8.0 million, respectively. At December 31, 2013, 2012 and 2011, the Company had zero, $165 thousand and $5 thousand of capitalized expenditures, respectively, and direct write-downs of $4.8 million, $5.3 million and $6.8 million, respectively. For the years ended December 31, 2013, 2012 and 2011 the Company had sales of $8.7 million, $15.0 million and $11.5 million, respectively.
INCOME TAXES—The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period in which the change was enacted. Additionally, the Company does not recognize an income tax expense or benefit on permanent differences, such as tax-exempt income and tax credits. Tax years 2010 through 2012 remain open and subject to examination by taxing authorities for the Company’s federal tax returns. Tax years 2006 through 2012 remain open and subject to examination by taxing authorities for the Company’s Tennessee tax returns.
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
In computing the income tax provision (benefit), the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. The Company classifies interest and penalties related to its tax positions as a component of income tax expense (benefit). For additional information, refer to Note 14 “Income Taxes.”
FINANCIAL INSTRUMENTS—In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.
ADVERTISING COSTS—Advertising costs are charged to expense when incurred. The Company expensed $311 thousand, $297 thousand and $323 thousand in 2013, 2012 and 2011, respectively.
SHARE-BASED COMPENSATION—The Company accounts for stock-based compensation under the fair value recognition provision whereby fair value of the award at the date of grant is expensed over the vesting period of the award. The required disclosures related to the Company’s stock-based employee compensation plans are included in Note 16 “Share-Based Compensation,” to the consolidated financial statements.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2013, the Company has not entered into transactions in a dealer capacity.
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
FAIR VALUE—The Company determines fair value based on applicable accounting guidance. The guidance establishes a fair value hierarchy, which requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure the fair value, which are provided in Note 19.
RECLASSIFICATIONS—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

ACCOUNTING POLICIES RECENTLY ADOPTED—In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update amends existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from dis-allowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments in this Update supersede the presentation requirements for reclassification out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. The amendments require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective during the interim and annual periods beginning after December 15, 2012. The Company has adopted the standard as of January 1, 2013. The adoption did not have an impact on the Company's financial position, results of operations or earnings per share.

NOTE 2 – REGULATORY MATTERS
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") lifted the Order (defined below) and issued non-objections on the Bank's capital and strategic plans. On March 11, 2014, the Company filed a Current Report on Form 8-K that provides additional details. Accordingly, the Bank is considered well-capitalized for regulatory capital purposes as of March 10, 2014.
After execution of the primary components of the capital plan, including the Recapitalization and Rights Offering (both defined below), the Company focused on improving its ongoing performance and compliance with all aspects of the regulatory enforcement actions.
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
In addition to the Recapitalization and Rights Offering described above, the Company has strengthened its management team and board of directors. In December 2011, the Company appointed Michael Kramer as President and Chief Executive Officer. Subsequently, the Company appointed a Chief Credit Officer, Retail Banking Officer and Director of FSGBank’s Wealth Management and Trust Department. The Company added three additional directors to the Board in 2011 and 2012 and added two additional directors in 2013, in connection with the Recapitalization.
Following the Recapitalization, the Company began restructuring its balance sheet by deploying its excess liquidity into higher earning assets to improve its operating performance. The Company deployed approximately $83.6 million of cash into the investment security portfolio during the second quarter of 2013. In the fourth quarter of 2013, the Company deployed approximately $48.5 million of excess liquidity to fund loan growth. The Company anticipates continued restructuring of the earning asset mix in 2014 to further improve operating performance.
First Security Group, Inc.
On September 7, 2010, the Company entered into a Written Agreement (the "Agreement") with the Federal Reserve Bank of Atlanta (the "Federal Reserve"), the Company’s primary regulator. On September 14, 2010, the Company filed a Current Report on Form 8-K describing the Agreement. A copy of the Agreement is filed as Exhibit 10.1 to such Form 8-K. The below summary is not complete and is qualified in all respects by reference to the actual language of the Agreement.
The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Company's wholly owned subsidiary, FSGBank, National Association ("FSGBank" or the "Bank"), including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order issued by the OCC.
The Agreement prohibits the Company from declaring or paying dividends without prior written consent of the Federal Reserve. The Company is also prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank without prior written consent.
Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve a written plan designed to maintain sufficient capital at the Company and the Bank. The Company has submitted a capital plan covering three years that includes the actual results of the Recapitalization and Rights Offering.
Currently, the Company is deemed not in compliance with certain provisions of the Agreement. Any material noncompliance may result in further enforcement actions by the Federal Reserve. Based on lifting of the Bank's Order on March 10, 2014, management believes that the Company will be deemed in full compliance with the Written Agreement within three to six months.
FSGBank, N.A.
On March 10, 2014, the OCC lifted the Order and issued non-objections on the Bank's capital and strategic plans. The Order had been in place since April 28, 2010, when, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC (the "Order"). On April 29, 2010, the Company filed a Current Report on Form 8-K describing the Order. A copy of the Order is filed as Exhibit 10.1 to such Form 8-K. The below summary is not complete and is qualified in all respects by reference to the actual language of the Order.
The Order provided the areas of the Bank’s operations that warranted improvement and required plans for making those improvements. The Order required the Bank to develop and submit written strategic and capital plans covering at least three years. The Board of Directors was required to ensure competent management for all executive officer positions in order to manage the Bank in a safe and sound manner. The Bank was also required to review and revise various policies and procedures, including those associated with credit concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit.
The Bank was required to achieve and thereafter maintain total capital at least equal to 13 percent of risk-weighted assets and Tier 1 capital at least equal to 9 percent of adjusted total assets (also referred to as the leverage ratio). As of December 31, 2013, the Bank’s total capital to risk-weighted assets was 14.1 percent and the Tier 1 capital to adjusted total assets was 8.7 percent. The Bank has notified the OCC of its compliance of the total risk-based capital ratio and non-compliance with the Tier 1 leverage capital requirement of the Order.
The Bank has also been restricted from paying interest on deposits that is more than 0.75% above the rate applicable to the applicable market of the Bank as determined by the Federal Deposit Insurance Corporation (the "FDIC"). Additionally, the Bank could not accept, renew or roll over brokered deposits without prior approval of the FDIC.
The termination of the Order removes the various operational restrictions described above that the Bank had been operating under for the last four years.

See Note 18 - Minimum Regulatory Capital Requirements for discussion related to the Company's regulatory capital ratios.

NOTE 3 – OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive income balances for the applicable periods.

Changes in Other Comprehensive Income from December 31, 2012 to December 31, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2012	$(54)	$3,354	$—	$3,300
Other comprehensive loss before reclassifications	17	(13,542)	—	(13,525)
Reclassifications for securities transferred to held-to-maturity	—	8,880	(8,880)	—
Amortization of fair value for securities held-to-maturity recognized into accumulated other comprehensive income	—	—	937	937
Amounts reclassified from accumulated other comprehensive loss into earnings	—	(322)	—	(322)
Net current period other comprehensive income (loss)	17	(4,984)	(7,943)	(12,910)
Ending balance, December 31, 2013	$(37)	$(1,630)	$(7,943)	$(9,610)

Changes in Other Comprehensive Income from December 31, 2011 to December 31, 2012

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2011	$203	$3,296	$3,499
Other comprehensive income before reclassification	(190)	212	22
Amounts reclassified from accumulated other comprehensive income	(67)	(154)	(221)
Net current period other comprehensive (loss) income	(257)	58	(199)
Ending balance, December 31, 2012	$(54)	$3,354	$3,300

Changes in Other Comprehensive Income from December 31, 2010 to December 31, 2011

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2010	$2,155	$1,884	$4,039
Other comprehensive loss before reclassification	(105)	1,412	1,307
Amounts reclassified from accumulated other comprehensive loss into earnings	(1,847)	—	(1,847)
Net current period other comprehensive income (loss)	(1,952)	1,412	(540)
Ending balance, December 31, 2011	$203	$3,296	$3,499

For the year ended December 31, 2013, no amounts were reclassified into interest income due to gains on derivatives. For years ended December 31, 2012 and 2011, $67 thousand and $1.85 million, respectively, were reclassified into interest income due to gains on derivatives. For the year ended December 31, 2013 there were $322 thousand of gains and for the year ended December 31, 2012 there were $154 thousand of gains reclassified from unrealized gains or losses on available-for-sale securities to earnings as a result of sales during the period. There were no reclassifications from gains or losses on securities for the year ended December 31, 2011.

During the year ended December 31, 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity classification. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified into accumulated other comprehensive income are amortized over the remaining life of the security. No gain or loss was recognized at the time of transfer. For the year ended December 31, 2013, approximately $937 thousand of the unrealized loss was reclassified from other comprehensive income.

NOTE 4 – EARNINGS (LOSS) PER COMMON SHARE
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

	2013	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net loss	$(13,449)	$(37,570)	$(23,061)
Preferred stock dividends	(929)	(1,650)	(1,650)
Accretion of preferred stock discount	(452)	(428)	(403)
Dividends and undistributed earnings allocated on participating securities	(221)	—	—
Effect of exchange of preferred stock to common stock	26,179	—	—
Net income (loss) allocated to common shareholders	$11,128	$(39,648)	$(25,114)
Denominator:
Weighted average common shares outstanding including participating securities	47,418	1,730	1,593
Less: Participating securities	923	117	2
Weighted average basic common shares outstanding	46,495	1,613	1,591
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	9	—	—
Weighted average diluted common shares outstanding	46,504	1,613	1,591
Net income (loss) per common share:
Basic	$0.24	$(24.58)	$(15.79)
Diluted	$0.24	$(24.58)	$(15.79)
As of December 31, 2013, 9 thousand shares were included in the computation of diluted earnings per share. Due to the net loss allocated to common shareholders for all prior periods shown, all stock options, stock warrants, and restricted stock grants were considered anti-dilutive and are not included in the computation of diluted earnings per common share. As of December 31, 2013 and December 31, 2012 a total of 3.2 million and 90 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive, respectively.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
Debt securities—
Federal agencies	$4,078	78	—	$4,156
Mortgage-backed—residential	116,314	1,428	1,763	115,979
Municipals	31,748	473	500	31,721
Other	21,350	—	376	20,974
Total	$173,490	1,979	$2,639	$172,830

December 31, 2012
Debt securities—
Federal agencies	$57,393	$256	$104	$57,545
Mortgage-backed—residential	157,191	3,424	138	160,477
Municipals	35,088	1,028	122	35,994
Other	61	—	20	41
Total	$249,733	$4,708	$384	$254,057

The following table presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses.

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
December 31, 2013
Debt securities—
Federal agencies	$63,684	$206	$791	$63,099
Mortgage-backed—residential	41,801	60	302	41,559
Municipals	27,083	390	27	27,446
Total	$132,568	$656	$1,120	$132,104

During the year ended December 31, 2013, the Company sold one federal agency security resulting in proceeds of $1.0 million and gross gains of less than $1 thousand, sixty-five mortgage backed securities resulting in proceeds of $54.8 million, gross gains of $618 thousand and gross losses of $286 thousand, two municipal securities resulting in proceeds of $1.1 million, a gross gain of zero and gross loss of $11 thousand. During the year ended December 31, 2012, the Company sold eight mortgage-backed securities and 22 municipal securities resulting in proceeds of $21.4 million, generating gross gains of $256 thousand and gross losses of $102 thousand. There were no sales of securities for the year ended December 31, 2011.
At December 31, 2013 and December 31, 2012, securities with a carrying value of $34.6 million and $28.1 million, respectively, were pledged to secure public deposits. At December 31, 2013 and December 31, 2012, the carrying amount of securities pledged to secure repurchase agreements was $13.8 million and $18.5 million, respectively. At December 31, 2013 and December 31, 2012, securities of $6.8 million and $6.5 million, respectively, were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At December 31, 2013 and December 31, 2012, the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $52.4 million and $5.5 million, respectively. At December 31, 2013, pledged and unpledged available-for-sale securities totaled $74.8 million and $98.0 million, respectively, and pledged and unpledged held-to-maturity securities totaled $32.7 million and $99.9 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at December 31, 2013.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$1,766	$1,784	$—	$—
Over 1 year through 5 years	16,279	16,523	9,986	10,210
5 years to 10 years	23,215	22,917	58,799	58,619
Over 10 years	15,916	15,627	21,982	21,716
	57,176	56,851	90,767	90,545
Mortgage-backed residential securities	116,314	115,979	41,801	41,559
Total	$173,490	$172,830	$132,568	$132,104
Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of the Company's held-to-maturity investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012.

	Less than 12 months		12 months or greater		Totals
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2013
Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed—residential	77,451	1,763	—	—	77,451	1,763
Municipals	11,652	500	—	—	11,652	500
Other	20,918	371	56	5	20,974	376
Totals	$110,021	$2,634	$56	$5	$110,077	$2,639
December 31, 2012
Federal agencies	$20,199	$104	$—	$—	$20,199	$104
Mortgage-backed—residential	15,509	138	—	—	15,509	138
Municipals	8,012	122	—	—	8,012	122
Other	—	—	41	20	41	20
Totals	$43,720	$364	$41	$20	$43,761	$384

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
December 31, 2013
Federal agencies	$40,149	$791	$—	$—	$40,149	$791
Mortgage-backed—residential	30,793	302	—	—	30,793	302
Municipals	1,739	27	—	—	1,739	27
Totals	$72,681	$1,120	$—	$—	$72,681	$1,120

There were no held-to-maturity securities for the year ended December 31, 2012.

As of December 31, 2013, the Company performed an impairment assessment of the available-for-sale securities and the held-to-maturity portfolio that had unrecognized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of December 31, 2013, gross unrealized losses in the Company’s available-for-sale portfolio totaled $2.6 million, compared to $384 thousand as of December 31, 2012. As of December 31, 2013, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $1.1 million. As of December 31, 2013, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of eight securities), municipals (consisting of twenty-three securities) and federal agencies (consisting of twenty securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of nine securities), municipals (consisting of sixty-nine securities) and federal agencies (consisting of forty-two securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between December 31, 2012 and December 31, 2013, the rate on the 10-year U.S. Treasury increased from approximately 1.78% to 3.04%. As this represented a substantive increase in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to nine corporate notes and one pooled trust preferred security. The unrealized loss in the corporate notes is primarily due to the changes in interest rates subsequent to purchase. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more-likely-than-not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at December 31, 2013 are considered temporary.
On December 10, 2013, the OCC, Federal Reserve Board, FDIC and SEC issued the final Volcker Rule as part of the Dodd-Frank Act. The Company continues to monitor and review applicable regulatory guidance on the implementation of the Volcker Rule. As of December 31, 2013, the Company has identified approximately $11.3 million of collateralized loan obligations ("CLOs") within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, the Company would have to sell the securities prior to the compliance date of July 21, 2015. At this time, the Company continues to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in the Company's portfolio to determine whether such CLOs will remain permitted investments. The unrealized loss as of December 31, 2013 for the Company's CLOs totaled $63.0 thousand.

NOTE 6 – LOANS HELD FOR SALE
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
Other loans held-for-sale consisted of residential 1-4 family loans and totaled $220 thousand and $3.6 million at December 31, 2013 and 2012, respectively. In the tables below, the residential 1-4 family real estate loans have been split out between loan originated to be held-for-sale and those loans that were transferred into the loans held-for-sale category. Amounts listed in all other loan categories are from loans transferred to loans held-for-sale.

Loans held for sale by type are summarized as follows:

	As of December 31,
	2013	2012
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$220	$3,624
Residential 1-4 family transferred to held-for-sale	—	7,964
Commercial	—	6,906
Construction	—	2,537
Multi-family and farmland	—	3,962
Total Real Estate	220	24,993
Commercial loans	—	895
Consumer installment loans	—	32
Total loans held for sale	$220	$25,920

Loans held-for-sale at December 31, 2013 of $220 thousand were all rated as pass.

The following table presents the Company’s internal risk rating by loan classification for loans held for sale as of December 31, 2012:

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family originated to be held-for-sale	$3,624	$—	$—	$—	$3,624
Real estate: Residential 1-4 family transferred to held-for-sale	264	511	4,229	2,960	7,964
Real estate: Commercial	—	438	2,922	3,546	6,906
Real estate: Construction	23	16	754	1,744	2,537
Real estate: Multi-family and farmland	281	—	2,788	893	3,962
Commercial	21	—	372	502	895
Consumer	22	—	2	8	32
Total Loans	$4,235	$965	$11,067	$9,653	$25,920

There were no nonaccrual held-for-sale loans at December 31, 2013. Nonaccrual held-for-sale loans were $13.4 million at December 31, 2012.

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
There were no past due held for sale loans at December 31, 2013. The following table provides the past due status for all loans held-for-sale as of December 31, 2012. Nonaccrual loans are included in the applicable classification.
As of December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Residential 1-4 family originated to be held-for-sale	$—	$—	$—	$3,624	$3,624	$—
Residential 1-4 family transferred to held-for-sale	436	697	1,133	6,831	7,964	697
Real estate: Commercial	63	—	63	6,843	6,906	—
Real estate: Construction	16	—	16	2,521	2,537	—
Real estate: Multi-family and farmland	1,428	—	1,428	2,534	3,962	—
Subtotal of real estate secured loans	1,943	697	2,640	22,353	24,993	697
Commercial	292	21	313	582	895	21
Consumer	—	—	—	32	32	—
Leases	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$2,235	$718	$2,953	$22,967	$25,920	$718

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	As of December 31,
	2013	2012
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$181,988	$188,191
Commercial	261,935	221,655
Construction	39,936	33,407
Multi-family and farmland	17,663	17,051
	501,522	460,304
Commercial loans	55,337	61,398
Consumer installment loans	21,103	13,387
Leases, net of unearned income	—	568
Other	5,135	5,473
Total loans	583,097	541,130
Allowance for loan and lease losses	(10,500)	(13,800)
Net loans	$572,597	$527,330

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
The following table presents an analysis of the activity in the allowance for loan and lease losses for the years ended December 31, 2013, December 31, 2012 and December 31, 2011. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $24 thousand as of December 31, 2013, 2012 and 2011. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $282 thousand and $258 thousand at December 31, 2013 and December 31, 2012, respectively.
Allowance for Loan and Lease Losses
For the Year Ended December 31, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800
Charge-offs	(1,458)	(545)	(503)	(36)	(37)	(585)	(29)	—	(3,193)
Recoveries	312	820	496	19	470	355	152	4	2,628
Provision	(998)	(712)	239	192	(1,566)	300	(170)	(20)	(2,735)
Ending balance, December 31, 2013	$4,063	$3,299	$899	$916	$970	$342	$—	$11	$10,500

Allowance for Loan and Lease Losses
For the Year Ended December 31, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600
Charge-offs	(8,153)	(8,316)	(6,897)	(2,511)	(3,095)	(473)	(894)	(3)	(30,342)
Recoveries	229	366	1,013	12	406	654	988	8	3,676
Provision	7,763	5,459	5,066	2,512	1,143	(314)	(765)	2	20,866
Ending balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800

Allowance for Loan and Lease Losses
For the Year Ended December 31, 2011

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, December 31, 2010	$7,346	$5,550	$2,905	$761	$5,692	$813	$917	$16	$24,000
Charge-offs	(2,180)	(6,928)	(5,581)	(207)	(3,235)	(330)	(929)	(4)	(19,394)
Recoveries	404	222	744	384	894	949	472	5	4,074
Provision	798	7,383	3,417	(210)	298	(1,027)	258	3	10,920
Ending balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2013.
As of December 31, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,328	$—	$1,912	$450	$—	$—	$—	$—	$3,240	$450
Collectively evaluated	180,660	4,063	260,023	2,849	39,936	899	17,663	916	498,282	8,727
Total evaluated	$181,988	$4,063	$261,935	$3,299	$39,936	$899	$17,663	$916	$501,522	$9,177

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$320	$—	$—	$—	$—	$—	$—	$—	$3,560	$450
Collectively evaluated	55,017	970	21,103	342	—	—	5,135	11	579,537	10,050
Total evaluated	$55,337	$970	$21,103	$342	$—	$—	$5,135	$11	$583,097	$10,500

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2012.
As of December 31, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$457	$—	$727	$—	$1,783	$—	$—	$—	$2,967	$—
Collectively evaluated	187,734	6,207	220,928	3,736	31,624	667	17,051	741	457,337	11,351
Total evaluated	$188,191	$6,207	$221,655	$3,736	$33,407	$667	$17,051	$741	$460,304	$11,351

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,077	$50	$—	$—	$392	$—	$—	$—	$5,436	$50
Collectively evaluated	59,321	2,053	13,387	272	176	47	5,473	27	535,694	13,750
Total evaluated	$61,398	$2,103	$13,387	$272	$568	$47	$5,473	$27	$541,130	$13,800
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
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2013:
As of December 31, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2012:
As of December 31, 2012

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$164,555	$7,668	$15,511	$457	$188,191
Real estate: Commercial	207,188	4,930	8,810	727	221,655
Real estate: Construction	30,471	97	1,056	1,783	33,407
Real estate: Multi-family and farmland	14,025	1,794	1,232	—	17,051
Commercial	51,972	756	6,593	2,077	61,398
Consumer	12,793	126	468	—	13,387
Leases	1	74	101	392	568
Other	5,365	—	108	—	5,473
Total Loans	$486,370	$15,445	$33,879	$5,436	$541,130
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $3.6 million and $5.4 million at December 31, 2013 and December 31, 2012, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the years ended December 31, 2013, 2012 and 2011.

The following tables presents additional information on the Company’s impaired loans as of December 31, 2013, December 31, 2012 and December 31, 2011:

	As of December 31, 2013				As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$1,328	$1,328	$—	$2,603	$457	$529	$—	3,474
Real estate: Commercial	718	718	—	6,503	727	4,438	—	10,099
Real estate: Construction	—	—	—	5,528	1,783	2,512	—	9,875
Real estate: Multi-family and farmland	—	—	—	694	—	—	—	1,071
Commercial	320	320	—	1,725	2,027	3,062	—	2,214
Consumer	—	—	—	109	—	—	—	385
Leases	—	—	—	409	392	392	—	684
Total	$2,366	$2,366	$—	$17,571	$5,386	$10,933	$—	27,802
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$512	$—	$—	$—	425
Real estate: Commercial	1,194	1,194	450	329	—	—	—	445
Real estate: Construction	—	—	—	1,190	—	—	—	2,214
Real estate: Multi-family and farmland	—	—	—	60	—	—	—	71
Commercial	—	—	—	572	50	95	50	1,074
Consumer	—	—	—	19	—	—	—	96
Leases	—	—	—	48	—	—	—	108
Total	1,194	1,194	450	2,730	50	95	50	4,433
Total impaired loans	$3,560	$3,560	$450	$20,301	$5,436	$11,028	$50	32,235

	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$3,510	$3,665	$—	2,280
Real estate: Commercial	9,512	15,555	—	10,601
Real estate: Construction	12,623	15,757	—	10,897
Real estate: Multi-family and farmland	1,471	1,471	—	1,189
Commercial	1,354	1,354	—	2,603
Consumer	—	—	—	899
Leases	574	574	—	1,029
Total	$29,044	$38,376	$—	29,498
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$599	$599	$33	1,103
Real estate: Commercial	1,392	1,392	474	2,376
Real estate: Construction	755	755	324	6,316
Real estate: Multi-family and farmland	—	—	—	294
Commercial	710	710	150	642
Consumer	—	—	—	—
Leases	989	989	495	115
Total	4,445	4,445	1,476	10,846
Total impaired loans	$33,489	$42,821	$1,476	40,344

Nonaccrual loans were $7.2 million and $11.7 million at December 31, 2013 and December 31, 2012, respectively. The following table provides nonaccrual loans by type:

	As of December 31, 2013	As of December 31, 2012
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$2,727	$3,906
Real estate: Commercial	2,653	1,814
Real estate: Construction	365	2,549
Real estate: Multi-family and farmland	57	94
Commercial	1,137	2,524
Consumer and other	264	375
Leases	—	436
Total Loans	$7,203	$11,698

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.
As of December 31, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,509	$1,967	$4,476	$177,512	$181,988	$773
Real estate: Commercial	1,626	365	1,991	259,944	261,935	—
Real estate: Construction	878	705	1,583	38,353	39,936	11
Real estate: Multi-family and farmland	245	53	298	17,365	17,663	—
Subtotal of real estate secured loans	5,258	3,090	8,348	493,174	501,522	784
Commercial	403	583	986	54,351	55,337	68
Consumer	95	329	424	20,679	21,103	76
Leases	—	—	—	—	—	—
Other	—	—	—	5,135	5,135	—
Total Loans	$5,756	$4,002	$9,758	$573,339	$583,097	$928

As of December 31, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$3,189	$3,066	$6,255	$181,936	$188,191	$312
Real estate: Commercial	885	1,973	2,858	218,797	221,655	159
Real estate: Construction	626	1,653	2,279	31,128	33,407	—
Real estate: Multi-family and farmland	255	89	344	16,707	17,051	—
Subtotal of real estate secured loans	4,955	6,781	11,736	448,568	460,304	471
Commercial	1,223	2,360	3,583	57,815	61,398	463
Consumer	107	270	377	13,010	13,387	—
Leases	28	435	463	105	568	4
Other	—	—	—	5,473	5,473	—
Total Loans	$6,313	$9,846	$16,159	$524,971	$541,130	$938

As of December 31, 2013, the Company had four loans, not on non-accrual, that were considered troubled debt restructurings. Three real estate loans and one consumer loan of $322 thousand and $22 thousand, respectively, were restructured to an extended term to assist the borrower by reducing the monthly payments. As of December 31, 2013, these loans are performing under the modified terms.
The Company had $1.1 million and $1.5 million in troubled debt restructurings outstanding as of December 31, 2013 and 2012, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and 2012. The Company has not committed to lend additional amounts as of December 31, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed five modifications totaling $797 thousand and six modifications totaling $1.7 million that qualified as troubled debt restructurings during the years ended December 31, 2013 and 2012, respectively.
The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings:
Residential real estate	4	$775	$775	1	$224	$224
Commercial real estate	—	—	—	1	557	557
Commercial loan	—	—	—	3	907	907
Consumer loan	1	22	22	1	3	3
Total	5	$797	$797	6	$1,691	$1,691

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	1	$38	$38	$1	$3,300	$3,300
Commercial real estate	—	—	—	1	254	254
Construction & land development	—	—	—	2	1,370	1,370
Consumer loan	1	22	22	2	769	698
Commercial loan	—	—	—	1	3	3
Total	2	$60	$60	$7	$5,696	$5,625

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in zero and $964 thousand in charge offs during the years ended December 31, 2013 and 2012, respectively.
At December 31, 2012, the Company had $70.6 million of loans pledged to secure borrowings from the Federal Home Loan Bank of Cincinnati. All of the loans pledged were residential first mortgage loans. At December 31, 2013, the Company had no loans pledged as collateral to secure borrowings from the Federal Home Loan Bank of Cincinnati.
The Company has entered into transactions with certain directors, executive officers and significant stockholders and their affiliates. The aggregate amounts of loans to such related parties at December 31, 2013 and 2012 was zero and $16 thousand, respectively. There were no new loans made to such related parties and principal payments amounted to zero for 2013. There were no new loans made to such related parties and principal payments amounted to $502 thousand for 2012.

NOTE 8—PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	As of December 31,
	2013	2012
	(in thousands)
Land and improvements	$9,288	$9,789
Buildings and improvements	23,888	24,314
Equipment	16,828	16,148
Premises and equipment-gross	50,004	50,251
Accumulated depreciation	(22,116)	(20,947)
Premises and equipment-net	$27,888	$29,304

The amount charged to operating expenses for depreciation was $1.7 million for 2013, $1.5 million for 2012 and $1.5 million for 2011.

NOTE 9—OTHER INTANGIBLE ASSETS
Other Intangible Assets
The Company has other intangible assets in the form of core deposit intangibles. The core deposit intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. A summary of other intangible assets is as follows:

	2013	2012
	(in thousands)
Gross carrying amount	$7,041	$7,041
Less: Accumulated amortization and impairment	6,711	6,441
Balance	$330	$600
Amortization expense on other intangible assets was $270 thousand for 2013, $382 thousand for 2012 and $479 thousand for 2011. Amortization expense for the Company’s core deposit intangibles for the next two years, after which the core deposit intangible will be fully amortized, is as follows:

Year	(in thousands)
2014	196
2015	134
$330

NOTE 10—DEPOSITS
The aggregate amount of time deposits of $100 thousand or more was $153.8 million and $201.9 million at December 31, 2013 and 2012, respectively.
Brokered deposits were as follows:

	2013	2012
	(in thousands)
Brokered certificates of deposits	$74,688	$165,106
CDARS®	374	371
	$75,062	$165,477
Brokered certificates of deposits issued in denominations of $100 thousand or more are participated out by the deposit brokers in shares of $100 thousand or less. CDARS® includes $374 thousand one-way buy deposits and no First Security customers’ reciprocal accounts as of December 31, 2013.
Scheduled maturities of time deposits as of December 31, 2013, are as follows:

	Time Deposits	Brokered CDs	CDARS®	Totals
	(in thousands)
2014	$283,085	$51,842	$374	$335,301
2015	28,587	16,079	—	44,666
2016	20,416	4,791	—	25,207
2017	2,298	1,976	—	4,274
2018 and thereafter	1,772	—	—	1,772
	$336,158	$74,688	$374	$411,220

NOTE 11—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At December 31, 2013, the Company had a $15.0 million line of credit to purchase federal funds with a correspondent bank that was fully available. As of December 31, 2012, the Company had no lines of credit to purchase federal funds with correspondent banks.
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
At December 31, 2013 and 2012, the Company had securities sold under agreements to repurchase of $12.5 million and $12.5 million, respectively, by commercial checking customers. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $13.8 million and $18.5 million at December 31, 2013 and 2012, respectively. These agreements averaged $13.5 million and $14.1 million during 2013 and 2012, respectively. The maximum amounts outstanding at any month end during 2013 and 2012 were $15.2 million and $17.0 million, respectively. Interest expense on repurchase agreements totaled $53 thousand, $396 thousand and $474 thousand for the years ended 2013, 2012 and 2011, respectively.

NOTE 12—OTHER BORROWINGS
Other borrowings at December 31, 2013. consist of short-term fixed rate advances from the Federal Home Loan Bank of Cincinnati ("FHLB") totaling $20.0 million. There were no other borrowings at December 31, 2013. Other borrowings at December 31, 2012, consisted of a mortgage note totaling $58 thousand. Additionally, as of December 31, 2012, the Company had a FHLB letter of credit totaling $9.0 million which reduces the FHLB borrowing capacity. The letter of credit was not in use as of December 31, 2013.
Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of December 31, 2013 were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB. Advances for 2013 were also secured by the FHLB stock owned by the Company. As of December 31, 2013, for additional borrowing capacity, the FHLB required the Company to pledge investment securities or individual, qualifying loans, subject to approval of the FHLB. As of December 31, 2013, the Company had loans totaling $70.6 million and investment securities totaling $52.3 million pledged as collateral at the FHLB.
As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At December 31, 2013 and 2012, the Company owned FHLB stock totaling $2.3 million and $2.3 million, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet. Based on the collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $125.2 million at December 31, 2013.
The terms of the FHLB advance as of December 31, 2013 are as follows:

Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014
The Company had no FHLB advances as of December 31, 2012.

NOTE 13—LEASES
The Company leases bank branches, the loan and lending office and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2013, are as follows:

Amount
(in thousands)
2014	$978
2015	941
2016	911
2017	742
2018	644
Thereafter	3,193
Total minimum lease commitments	$7,409
Rent expense totaled $862 thousand, $989 thousand and $883 thousand for the years ended 2013, 2012 and 2011, respectively.

NOTE 14 – INCOME TAXES
The income tax (benefit) provision consists of the following:

	For the Years Ended
	2013	2012	2011
	(in thousands)
Current (benefit) provision	$477	$771	$392
Deferred provision (benefit)	—	—	—
Income tax provision (benefit)	$477	$771	$392
For the year ended December 31, 2013, the Company recognized income tax expense of $477 thousand, compared to income tax expense of $771 thousand and $392 thousand for the years ended December 31, 2012 and 2011, respectively. The following reconciles the income tax provision to statutory rates:

	For the Years Ended
	2013	2012	2011
	(in thousands)
Federal taxes at statutory tax rate	$(4,410)	$(12,512)	$(7,707)
Tax exempt earnings on loans and securities	(341)	(342)	(435)
Tax exempt earnings on bank owned life insurance	(325)	(338)	(342)
Low-income housing tax credits	(333)	(363)	(389)
Other, net	(551)	(418)	678
State tax provision, net of federal effect	(597)	(1,595)	(923)
Change in reserve for uncertain tax positions	—	(727)	—
Reversal of disproportionate tax effect relative to cash flow swap termination	—	1,065	—
Changes in the deferred tax asset valuation allowance	7,034	16,001	9,510
Income tax provision (benefit)	$477	$771	$392
The increases in the deferred tax valuation allowance offset the income tax benefits recognized for the year ended December 31, 2013. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss. There was a $4.4 million increase in the valuation allowance during 2013 related to items of other comprehensive income which is not a component of income tax expense.
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

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	As of December 31,
	2013	2012
	(in thousands)
Deferred Tax Assets
Net operating loss carryforward	$48,920	$40,800
Allowance for loan and lease losses	4,425	5,500
Federal tax credits	4,208	3,230
Other real estate owned	2,125	2,439
Goodwill and other intangible assets	442	669
Salary continuation plan	116	846
Acquisition fair value adjustments	247	5
Deferred loan fees	168	99
Core deposit intangibles	64	—
Securities available-for-sale	2,923	—
Other assets	103	303
Total deferred tax assets	63,741	53,891
Deferred Tax Liabilities
Premises and equipment	1,113	1,325
Core deposit intangibles	—	1
Leasing activities	7	7
Securities available-for-sale	—	1,471
FHLB stock	305	305
Gain on business combination	—	2
Other	224	116
Total deferred tax liabilities	1,649	3,227
Net deferred tax asset before valuation allowance	62,092	50,664
Deferred tax asset valuation allowance	(62,092)	(50,664)
Net deferred tax asset after valuation allowance	$—	$—
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
At December 31, 2013, the Company had federal and state net operating loss carryforwards of $126.9 million and $136.5 million, respectively, which are available to offset future taxable income.  The federal loss carryforward will begin to expire in 2030. The state loss carryforward will begin to expire in 2024.  The Company also had federal and state tax credit carryforwards of $4.1 million and $136 thousand, respectively, which are available to offset future tax liability.  The federal tax credit carryforward will begin to expire in 2030. The state tax credit carryforward will begin to expire in 2014.
During 2011, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company evaluates the valuation allowance quarterly. Negative evidence includes a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of December 31, 2013, the valuation allowance totals $62.1 million resulting in a net deferred tax asset of zero.

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
The Company evaluated its material tax positions as of December 31, 2013. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.
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
The roll-forward of unrecognized tax benefits is as follows:

	2013	2012
	(in thousands)
Balance at beginning of period	$—	$1,480
Decreases related to prior year tax positions	—	(1,480)
Increases related to current year tax positions	—	—
Lapse of statute	—	—
Balance at end of period	$—	$—
The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2013 and 2012 was a benefit of zero and $190 thousand, respectively, and an expense of $66 thousand for 2011. The Company accrued no interest and penalties at December 31, 2013 and 2012. During 2012, the Company settled its uncertain tax position for tax years through December 31, 2011, reducing amounts accrued for interest and penalties as of December 31, 2012 to zero.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2010.

NOTE 15—RETIREMENT PLANS
401(k) and ESOP Plan
The Company has a 401(k) and employee stock ownership plan (the "Plan") covering employees meeting certain age and service requirements. Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws. From January 1, 2008 to June 30, 2010, the Company made matching contributions equal to 100% of the employee’s contribution up to 6% of the employee’s compensation. Effective July 1, 2010, the Company’s matching contribution was reduced to 1% of the employee’s compensation. Through December 31, 2012, the employer contribution was made in the form of Company common stock on a quarterly basis. Currently the Company's matching contribution is cash on a quarterly basis. The employee and employer contributions and earnings thereon are vested immediately. In its sole discretion at the end of the Plan year, the Company may make supplemental matching contributions or profit sharing contributions.
The Company recognized $110 thousand, $92 thousand and $99 thousand in expense under the Plan for 2013, 2012 and 2011, respectively, which has been included in salaries and employee benefits in the accompanying consolidated statements of income.
The employee stock ownership ("ESOP") portion of the Plan purchased shares of common stock with proceeds from advances of a loan from the Company. The loan between the Company and the Plan, as amended on January 28, 2009 enabled the Plan to borrow up to $12.7 million until December 31, 2009. The loan had a term of 30 years, interest rate of 6.25% and required annual payments. The loan was secured by the stock purchased by the Plan that had not been allocated to participant accounts. The Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution will first be used to repay the loan. As the loan was repaid, shares were released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares were allocated to the ESOP accounts of participants on a quarterly or annual basis. Cash dividends on financed shares will first be used to repay the acquisition loan. As of December 31, 2012, the loan has been repaid to the Company. Cash dividends on allocated shares are payable to the participants in cash or reinvested in Company stock no later than 90 days from the end of the Plan year.

Compensation expense is determined by multiplying the per share market price of the common stock by the number of shares to be released. The number of unallocated, committed to be released and allocated shares are as follows:

	Unallocated shares	Committed to be released shares	Allocated shares	Compensation Expense
	(dollar amounts in thousands)
Shares as of December 31, 2010	57,772	—	62,295
Shares obtained as result of reverse stock split	7	—	—
Shares allocated for match during 2011	(27,054)	—	27,054	$99
Shares as of December 31, 2011	30,725	—	89,349
Shares allocated for match during 2012	(30,725)	—	30,725	$92
Shares as of December 31, 2012	—	—	120,074

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2013 and 2012 there were no unallocated shares outstanding.

NOTE 16 –SHARE-BASED COMPENSATION
As of December 31, 2013, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the "2012 LTIP"), the 2002 Long-Term Incentive Plan (the "2002 LTIP") and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
During the Company's participation in TARP CPP, the terms of the awards were also subject to compliance with applicable TARP compensation regulations prior to the exchange of the TARP Preferred Stock on April 11, 2013.
The 2012 LTIP was approved by the shareholders of the Company at the 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 LTIP permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock ("Awards"). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of December 31, 2013, the number of shares available under the 2012 LTIP for future grants was 3,219,275.
The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 1-for-10 reverse stock split in 2011, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a "10% Owner"). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% Owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of December 31, 2013, there were no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2011, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of December 31, 2013, there were no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(in thousands)
Stock option compensation expense	$396	$63	$9
Stock option compensation expense, net of tax [1]	$261	$42	$6

[1] Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the year ended December 31, 2013, 5,000 options were exercised for gross proceeds of $14 thousand. No options were exercised during the year ended December 31, 2012.
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

	As of
	December 31,
	2013	2012
Risk‑free interest rate	2.00%	1.29%
Expected term, in years	6.5	6.5
Expected stock price volatility	44.09%	67.89%
Dividend yield	—%	—%
Fair value per option granted	$1.08	$1.51
The following table represents stock option activity for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	135,176	$25.54
Granted	2,158,250	$2.33
Exercised	(5,000)
Forfeited	(14,261)
Outstanding, December 31, 2013	2,274,165	$3.35	9.43	$—	[1]
Exercisable, December 31, 2013	56,955	$42.20	5.78	—	[1]

1 As of December 31, 2013, the exercise price of all exercisable options exceeded the closing price of the Company's common stock of $2.30, resulting in no intrinsic value.
As of December 31, 2013, shares available for future option grants to employees and directors under existing plans were zero, zero, and 3,219,275 for the 1999 LTIP, 2002 LTIP, and 2012 LTIP, respectively.

As of December 31, 2013, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.52 years.
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
As of December 31, 2013, unearned share-based compensation associated with these awards totaled $1.7 million. The Company recognized compensation expense, net of forfeitures, of $205 thousand, $152 thousand and $3 thousand for the years ended December 31, 2013, 2012 and 2011, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 2.52 years. The total value of shares vested during 2013 was $10.3 thousand and immaterial in 2012.
The following table represents restricted stock activity for the period ended December 31, 2013:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	129,781		$2.85
Granted	874,900		2.33
Vested	(5,815)		—
Forfeited	(113,875)		—
Nonvested, December 31, 2013	884,991	[1]	$2.35
__________________
1 Includes 17,475 shares issued as an inducement grant from available and unissued shares and not from the Plans.

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred Stock Restructuring
On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the Treasury by issuing 9.9 million shares, or $14.9 million of new common stock for $1.50 per share for the full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the Exchange Agreement, as previously included in a Current Report on Form 8-K filed on February 26, 2013, the Company restructured the Company's Preferred Stock issued under the Capital Purchase Program by issuing new shares of common stock equal to 26.75% of the $33.0 million value of the Preferred Stock plus 100% of the accrued but unpaid dividends in exchange for the Preferred Stock, all accrued but unpaid dividends thereon, and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.
The Company recognized a $26.2 million credit to retained earnings for the year ended December 31, 2013, for the difference between the carrying amount of preferred stock and the amount paid to redeem the shares. The net increase to shareholders' equity as a result of the CPP Restructuring was $6.1 million.
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
Preferred Stock
Prior to the CPP Restructuring, the Company's Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum. Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company recognized $(929) thousand in dividends for the Series A Preferred Stock for the year ended December 31, 2013, and recognized $1.65 million in dividends for the years ended December 31, 2012 and 2011. As of December 31, 2012, aggregate unpaid, accrued dividends on the Series A Preferred Stock are $5.2 million which is included in other liabilities in the Company’s consolidated balance sheet. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $452 thousand, $428 thousand and $403 thousand, respectively, in discount accretion on the Series A Preferred Stock.

NOTE 18—MINIMUM REGULATORY CAPITAL REQUIREMENTS
Banks and bank holding companies, as regulated institutions, are subject to various regulatory capital requirements administered by the OCC and Federal Reserve, the primary federal regulators for FSGBank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital (as defined) to the average assets (as defined).
Prior to the termination of the Order on March 10, 2014, and as described in Note 2, FSGBank was required to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. As of December 31, 2012, the Bank was reclassified from "undercapitalized" to "significantly undercapitalized" upon the filing of the Call Report on January 30, 2013 and further reclassified to "critically undercapitalized" upon the filing of the Call Report for the period ended March 31, 2013 on April 30, 2013. The Bank was upgraded to "adequately capitalized" during May 2013 and following the termination of the Order, the Bank is currently considered "well capitalized."
On April 23, 2013, FSGBank filed a cash contribution to capital notice with the OCC certifying a $65 million capital contribution by First Security Group into FSGBank. On September 27, 2013, First Security Group provided an additional $6.4 million cash contribution to FSGBank, consisting of the net proceeds from the Rights Offering as well as additional available cash. With the capital contributions, FSGBank's regulatory capital ratios as of December 31, 2013 were as follows: Tier 1 leverage ratio of 8.74% and total risk-based capital of 14.08%. All regulatory capital ratios exceed the percentages of a well capitalized institution as defined under applicable regulatory guidelines.

On March 10, 2014, the OCC terminated the Order and the associated elevated capital ratio requirements. Accordingly, FSGBank is considered well capitalized effective March 10, 2014.
The following table provides the regulatory capital ratios as of December 31, 2013 and 2012:

	Actual		FSGBank Consent Order[1]		Minimum to be Adequately Capitalized under Prompt Corrective Acton Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$101,475	14.89%	N/A	N/A	$54,522	8.0%
FSGBank, N.A.	$95,264	14.08%	$87,952	13.0%	$54,124	8.0%
Tier 1 capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$92,928	13.64%	N/A	N/A	$27,261	4.0%
FSGBank, N.A.	$86,781	12.83%	N/A	N/A	$27,062	4.0%
Tier 1 capital to average assets
First Security Group, Inc. and subsidiary	$92,928	9.36%	N/A	N/A	$39,702	4.0%
FSGBank, N.A.	$86,781	8.74%	$89,329	9.0%	$39,702	4.0%

	Actual		FSGBank Consent Order[1]		Minimum to be Adequately Capitalized under Prompt Corrective Acton Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$32,743	5.49%	N/A	N/A	$47,688	8.0%
FSGBank, N.A.	$34,588	5.80%	$77,466	13.0%	$47,671	8.0%
Tier 1 capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$25,210	4.23%	N/A	N/A	$23,844	4.0%
FSGBank, N.A.	$27,058	4.54%	N/A	N/A	$23,836	4.0%
Tier 1 capital to average assets
First Security Group, Inc. and subsidiary	$25,210	2.31%	N/A	N/A	$43,570	4.0%
FSGBank, N.A.	$27,058	2.48%	$98,011	9.0%	$43,561	4.0%

[1] The Order was terminated on March 10, 2014 and accordingly, FSGBank is no longer subject to the elevated capital requirements and is considered "well capitalized."

NOTE 19 – FAIR VALUE MEASUREMENTS
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$4,156	$—	$4,156
Mortgage-backed—residential	—	115,979	—	115,979
Municipals	—	31,721	—	31,721
Other	—	20,918	56	20,974
Total securities available-for-sale	$—	$172,774	$56	$172,830
Loans held for sale	$—	$220	$—	$220
Financial liabilities
Forward loan sales contracts	$—	$9	$—	$9
Cash flow swap	$—	$15	$—	$15

	Fair Value Measurements at
	December 31, 2012 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$57,545	$—	$57,545
Mortgage-backed—residential	—	160,477	—	160,477
Municipals	—	35,994	—	35,994
Other	—	—	41	41
Total securities available-for-sale	$—	$254,016	$41	$254,057
Loans held for sale	$—	$3,624	$—	$3,624
Financial liabilities
Forward loan sales contracts	$—	$25	$—	$25

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of December 31, 2013.

	Balance as of December 31, 2012	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of December 31, 2013
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$41	$15	$—	$—	$56
At December 31, 2013, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include OREO, and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.
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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the twelve months ended December 31, 2013.

	Carrying Value as of December 31, 2013	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2013
	(in thousands)
Other real estate owned –
Construction/development loans	$3,127	$—	$—	$3,127	$(2,851)
Residential real estate loans	905	—	—	905	(255)
Commercial real estate loans	1,983	—	—	1,983	(1,054)
Multi-family and farmland loans	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other real estate owned	6,015	—	—	6,015	(4,160)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	1,061	—	—	1,061	—
Real Estate: Commercial	316	—	—	316	—
Real Estate: Construction	—	—	—	—	—
Real Estate: Multi-family and farmland	—	—	—	—	—
Commercial	65	—	—	65	—
Collateral-dependent loans	1,442	—	—	1,442	—
Totals	$7,457	$—	$—	$7,457	$(4,160)

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

For the year ended December 31, 2013, the Company decreased its valuation allowance on $6.0 million of other real estate owned. The Company recorded write-downs on other real estate of $2.4 million and $4.9 million during the years ended December 31, 2013 and 2012, respectively. For collateral-dependent loans, no provision for loan loss was recorded to establish or increase its valuation allowance during the year ended December 31, 2013 as compared to $5.0 million for the same period in the prior year. The Company charged off collateral-dependent loans of $5.0 million for the year ended December 31, 2012. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
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
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property range from (80.0)% to 112.0% with a weighted average adjustment of 0.75%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provided capitalization rates up to 10.5% with a weighted average of 7.97%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17% as of December 31, 2013.
The following table presents quantitative information about Level 3 fair value measurements for significant items measured at fair value on a non-recurring basis at December 31, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$316	Sales comparison approach	Adjustment for differences between the comparable sales	(35.1)%	5.8%	(14.6)%
		Income Approach	Capitalization rate	10.5%	10.5%	10.5%
Impaired Loans - Residential	1,061	Sales Approach	Adjustment for differences between the comparable sales	(6.7)%	74.5%	29.7%
Impaired Loans - Commercial	65	Sales comparison approach	Adjustment for differences between the comparable sales	9.4%	39.5%	24.5%
OREO-Residential	905	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	112.0%	(0.5)%
OREO-Commercial	1,983	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	100.0%	(1.5)%
		Income Approach	Capitalization rate	8.0%	10.5%	9.5%
OREO-Construction	3,127	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	90.0%	2.5%
For impaired loans and OREO properties at December 31, 2012, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property range from (85.0)% to 131.8% with a weighted average adjustment of 6.00%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provide a range of capitalization rates between 8.0% to 18.0% with a weighted average of 7.77%. The Company's current third-party appraisals provide a range of adjustments to net operating income expectations of (60.0)% to 100.0% with a weighted average of 26.92%. Due to these adjustments, the appraisals are considered Level 3 measurements.  Additionally, the Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 7.82% as of December 31, 2012.
The following table presents quantitative information about Level 3 fair value measurements for significant items measured at fair value on a non-recurring basis at December 31, 2012.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$727	Sales comparison approach	Adjustment for differences between the comparable sales	(47.5)%	60.0%	4.8%
		Income Approach	Adjustment for differences in net operating income expectations	(10.0)%	15.0%	1.3%
			Capitalization rate	8.0%	14.8%	8.0%
Impaired Loans - Residential	457	Sales Approach	Adjustment for differences between the comparable sales	(51.9)%	74.0%	1.1%
		Income Approach	Adjustment for differences in net operating income expectations	6.0%	6.0%	6.0%
			Capitalization rate	8.8%	10.0%	9.7%
Impaired Loans - Construction	1,783	Sales comparison approach	Adjustment for differences between the comparable sales	(35.0)%	40.0%	3.9%
		Income Approach	Adjustment for differences in net operating income expectations	(44.0)%	22.0%	(9.0)%
		Development Loans	Absorption Rate	3.0%	33.3%	20.8%
		Development Loans	Discount Rate	18.0%	24.0%	22.5%
			Capitalization rate	10.0%	12.0%	11.8%

Impaired Loans - Commercial and Industrial	436	Sales comparison approach	Adjustment for differences between the comparable sales	(74.5)%	43.5%	17.0%
		Income Approach	Adjustment for differences in net operating income expectations	—%	29.2%	15.3%
			Capitalization rate	—%	22.0%	10.3%

OREO-Residential	1,489	Sales comparison approach	Adjustment for differences between the comparable sales	(41.6)%	58.4%	8.8%
OREO-Commercial	2,901	Sales comparison approach	Adjustment for differences between the comparable sales	(85.0)%	129.1%	(5.6)%
		Income Approach	Adjustment for differences in net operating income expectations	(60.0)%	100.0%	31.3%
			Capitalization rate	8.5%	18.0%	7.2%
OREO-Construction	5,279	Sales comparison approach	Adjustment for differences between the comparable sales	(79.0)%	131.8%	10.1%
		Income Approach	Adjustment for differences in net operating income expectations	5.0%	10.0%	5.7%
			Capitalization rate	12.0%	12.0%	12.0%
OREO- Multifamily and Farmland	873	Sales comparison approach	Adjustment for differences between the comparable sales	(10.8)%	20.8%	1.0%
		Income Approach	Adjustment for differences in net operating income expectations	8.0%	11.6%	8.5%
			Capitalization rate	10.0%	11.0%	10.8%

The following table presents the estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012.

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,742	$10,742	$—	$—	$10,742
Interest bearing deposits in banks	10,126	10,126	—	—	10,126
Securities available-for-sale	172,830	—	172,774	56	172,830
Securities held-to-maturity	132,568	—	132,104	—	$132,104
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	220	—	220	—	220
Loans, net	572,597	—	—	579,122	579,122
Accrued interest receivable	3,091	—	1,216	1,875	3,091
Financial liabilities
Deposits	857,269	446,048	413,477	—	859,525
Federal funds purchased and securities sold under agreements to repurchase	12,520	12,520	—	—	12,520
Other borrowings	20,000	20,000	—	—	20,000
Accrued interest payable	834	10	824	—	834

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$12,806	$12,806	$—	$—	$12,806
Interest bearing deposits in banks	159,665	159,665	—	—	159,665
Securities available-for-sale	254,057	—	254,016	41	254,057
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	25,920	—	3,624	22,296	25,920
Loans, net	527,330	—	—	545,076	545,076
Accrued interest receivable	2,973	—	947	2,026	2,973
Financial liabilities
Deposits	1,008,066	412,573	600,226	—	1,012,799
Federal funds purchased and securities sold under agreements to repurchase	12,481	12,481	—	—	12,481
Accrued interest payable	1,565	12	1,553	—	1,565

NOTE 20 – FAIR VALUE OPTION
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
As of December 31, 2013 and 2012, there were $220 thousand and $3.6 million in loans held for sale recorded at fair value, respectively. These amounts do not include loans moved from loans held for investment to the loans held for sale category during 2012. For the years ended December 31, 2013 and 2012, approximately $1.1 million and $974 thousand, respectively, in mortgage banking income was recognized.
For the year ended December 31, 2013, the Company recognized a loss of $345 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. For the year ended December 31, 2012, the Company recognized a gain of $249 thousand and for the year ended December 31, 2011, the Company recognized a loss of $128 thousand due to changes in fair value for loans held for sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in mortgage banking income, and increased income by $328 thousand for the year ended December 31, 2013. The changes in the fair value of the hedges reduced income by $245 thousand and provided income of $233 thousand for the years ended December 31, 2012 and 2011, respectively.
The following tables provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale for which the fair value option has been elected.

	As of December 31, 2013			As of December 31, 2012
	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held for sale	$220	$211	$9	3,624	3,599	25

NOTE 21 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2013, the Company has not entered into a transaction in a dealer capacity.
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
During the year ended December 31, 2013, the Company entered into various derivative contracts with a gross notional value of $11.0 million. The derivatives were utilized in lending transactions to minimize interest rate risk by converting fixed rate cash flows into variable rate cash flows.
On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had market values of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining lives of the originally hedged items. The Company did not recognize any income for the year ended December 31, 2013 and recognized $1.3 million and $1.8 million, respectively, for the years ended December 31, 2012 and 2011.
The following table presents the cash flow and fair value hedges as of December 31, 2013.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward loan sales contracts	$220	$—	$9	$37	Various
	$220	$—	$9	$37

Fair Value hedges:
Zero premium collar	$5,495	$15	$—	$—	June 10, 2023
Cash flow swap	5,495	—	15	—	June 10, 2023
	$10,990	$15	$15	$—

The following table presents additional information on the active derivative position at December 31, 2013.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$220	Other assets	$—	Other liabilities	$9	Noninterest income – other	$17
Zero premium collar	5,495	Other assets	15	Other liabilities	N/A	Noninterest income – other	15
Cash flow swap	5,495	Other assets	N/A	Other liabilities	15	Noninterest expense – other	15
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$220	N/A	N/A	Noninterest income – other	N/A
Loans	N/A	Loans	5,495	N/A	N/A	Noninterest income – other	N/A

For the year ended December 31, 2013, no significant amounts were recognized for hedge ineffectiveness.

The following table presents the cash flow hedges as of December 31, 2012:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$3,624	$—	$25	$54	various
Total	$3,624	$—	$25	$54
Terminated asset hedges
Cash flow hedges:[1]
Interest rate swap	$35,000	$—	$—	$—	June 28, 2012
Interest rate swap	25,000	—	—	16	October 11, 2012
Interest rate swap	25,000	—	—	16	October 11, 2012
Total	$85,000	$—	$—	$32
__________________
1 $32 thousand in gains, net of taxes, was reclassified from accumulated other comprehensive income into earnings as interest income as of December 31, 2012.

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

NOTE 22 – COMMITMENTS AND CONTINGENCIES
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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2013 and December 31, 2012 was as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit - fixed rate	$36,273	$16,312
Commitments to extend credit - variable rate	94,857	94,822
Total commitments to extend credit	$131,130	$111,134

Standby letters of credit	$3,208	$5,023
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

NOTE 23—OTHER ASSETS AND OTHER LIABILITIES
Other assets and other liabilities consist of the following:

	December 31,
	2013	2012
	(in thousands)
Other assets:
Equity securities	$6,338	$5,862
Interest receivable	3,091	2,973
Prepaid expenses	1,938	1,252
Security deposits	2,000	2,000
Other	359	769
Total other assets	$13,726	$12,856
Other liabilities:
Accrued interest payable	$834	$1,565
Accrued expenses	1,565	2,489
Accrued preferred stock dividend	—	5,156
Supplemental executive retirement plan accrual	100	1,996
Other	1,624	2,634
Total other liabilities	$4,123	$13,840

NOTE 24 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	2013	2012	2011
	(in thousands)
Other noninterest income—
Point-of-service fees	$1,590	$1,547	$1,476
Bank-owned life insurance income	960	995	1,007
Trust fees	715	523	736
All other items	864	921	1,022
Total other noninterest income	$4,129	$3,986	$4,241
Other noninterest expense—
Professional fees	$4,893	$3,772	$3,711
FDIC insurance	2,300	3,352	3,289
Data processing	2,214	2,664	2,297
Write-downs on other real estate owned and repossessions	2,373	5,051	6,788
(Gains) Losses on other real estate owned, repossessions and fixed assets	(359)	(188)	1,172
OREO and repossession holding costs	1,320	1,411	2,023
Communications	583	665	738
ATM/debit card fees	806	675	653
Insurance	2,125	1,341	1,251
OCC Assessments	470	504	546
All other items	2,807	2,497	2,819
Total other noninterest expense	$19,532	$21,744	$25,287
Amounts less than 1% of the aggregate of total interest income plus noninterest income for each year shown are represented by a hyphen and included in "All other items" for the applicable year.

NOTE 25—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2013	2012
	(in thousands)
ASSETS
Cash and due from bank subsidiary	$1,411	$841
Investment in common stock of subsidiary	77,501	30,958
Other assets	4,908	2,980
TOTAL ASSETS	$83,820	$34,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES	$172	$5,669
SHAREHOLDERS’ EQUITY	83,648	29,110
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,820	$34,779

CONDENSED STATEMENT OF OPERATIONS

	2013	2012	2011
	(in thousands)
INCOME
Management fees	$—	$—	$6,772
Other	344	—	—
Total income	344	—	6,772
EXPENSES
Salaries and employee benefits	1,728	987	5,380
Other	530	848	1,882
Total expenses	2,258	1,835	7,262
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(1,914)	(1,835)	(490)
Income tax benefit	(412)	(690)	(181)
(LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(1,502)	(1,145)	(309)
Equity in undistributed loss in subsidiary	(11,947)	(36,425)	(22,752)
NET LOSS	(13,449)	(37,570)	(23,061)
Preferred stock dividends	(929)	(1,650)	(1,650)
Accretion on preferred stock discount	(452)	(428)	(403)
Effect of exchange of preferred stock to common stock	26,179	—	—
NET INCOME (LOSS) ALLOCATED TO COMMON STOCKHOLDERS	$11,349	$(39,648)	$(25,114)

CONDENSED STATEMENT OF CASH FLOWS

	2013	2012	2011
	(in thousands)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(13,449)	$(37,570)	$(23,061)
Adjustments to reconcile net loss to net cash provided by operating activities—
Equity in undistributed loss of subsidiary	11,947	36,425	22,752
Share-based compensation	601	215	12
ESOP compensation	—	82	94
(Increase) decrease in other assets	(1,928)	340	(1,048)
(Decrease) increase in other liabilities	(341)	188	(63)
Net cash used in operating activities	(3,170)	(320)	(1,314)
CASH FLOWS USED IN INVESTING ACTIVITIES
Equity investment in subsidiary	(71,400)	—	—
Net cash used in investing activities	(71,400)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	75,126	—	3
Proceeds from exercise of stock options	14	—	—
Net cash from financing activities	75,140	—	3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	570	(320)	(1,311)
CASH AND CASH EQUIVALENTS—beginning of year	841	1,161	2,472
CASH AND CASH EQUIVALENTS—end of year	$1,411	$841	$1,161
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income taxes paid	$—	$70	$273
NOTE 26—RELATED PARTY TRANSACTIONS
From January 1, 2010 to June 30, 2010 and for the years ended December 31, 2009 and 2008, the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s former Chairman and Chief Executive Officer. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the management of OREO properties, for which it paid $23 thousand in 2011. In addition, during the first half of 2011, the use of a Company car was provided to assist in managing the increased OREO properties.
During 2011 and 2009, the Company entered into certain sale transactions with Ray Marler, a former director of the Company. The Company sold repossessed assets to companies owned by Mr. Marler. Gross proceeds to the Company during 2011 totaled $67 thousand. The Company also utilized Mr. Marler’s companies for certain services associated with other real estate owned. Payments for these services totaled $6 thousand for the year ended December 31, 2011.

NOTE 27—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
	(in thousands, except per share amounts)
Interest income	$7,809	$7,785	$8,171	$8,149
Interest expense	2,568	2,299	2,006	1,671
Net interest income	5,241	5,486	6,165	6,478
Provision for loan and lease losses	678	(826)	(1,632)	(955)
Net interest income after provision for loan and lease losses	4,563	6,312	7,797	7,433
Noninterest income	2,013	2,190	2,292	2,188
Noninterest expense	13,835	12,578	11,197	10,150
Income loss before income taxes	(7,259)	(4,076)	(1,108)	(529)
Income tax provision (benefit)	119	(83)	322	119
Net loss	(7,378)	(3,993)	(1,430)	(648)
Dividends and accretion on preferred stock	(524)	(857)	—	—
Effect of exchange of preferred stock to common stock	—	26,179	—	—
Net (loss) income allocated to common stockholders	$(7,902)	$21,329	$(1,430)	$(648)
Net (loss) income per share
Net (loss) income per share—basic	$(4.90)	$0.39	$(0.02)	$(0.01)
Net (loss) income per share—diluted	$(4.90)	$0.39	$(0.02)	$(0.01)
Shares outstanding
Basic[1]	1,613	55,174	62,600	66,603
Diluted[1]	1,613	55,176	62,600	66,603

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
	(in thousands, except per share amounts)
Interest income	$9,689	$9,581	$8,974	$8,066
Interest expense	3,454	3,276	3,125	2,875
Net interest income	6,235	6,305	5,849	5,191
Provision for loan and lease losses	1,801	4,149	4,543	10,373
Net interest income after provision for loan and lease losses	4,434	2,156	1,306	(5,182)
Noninterest income	1,983	2,312	2,694	2,306
Noninterest expense	12,135	12,364	12,781	11,528
Loss before income taxes	(5,718)	(7,896)	(8,781)	(14,404)
Income tax provision (benefit)	109	(619)	108	1,173
Net loss	(5,827)	(7,277)	(8,889)	(15,577)
Dividends and accretion on preferred stock	517	518	521	522
Net loss allocated to common stockholders	$(6,344)	$(7,795)	$(9,410)	$(16,099)
Net loss per share
Net loss per share—basic	$(3.94)	$(4.82)	$(5.79)	$(9.90)
Net loss per share—diluted	$(3.94)	$(4.82)	$(5.79)	$(9.90)
Shares outstanding
Basic	1,612	1,618	1,626	1,626
Diluted	1,612	1,618	1,626	1,626

[1]
The sum of the quarterly net loss per share (basic and diluted) differs from the annual net loss per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

NOTE 28—BANK-OWNED LIFE INSURANCE
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

	2013	2012
	(in thousands)
Cash surrender value—beginning of year	$27,576	$26,722
Increase in cash surrender value, net of expenses	770	854
Cash surrender value—end of year	$28,346	$27,576
The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.
NOTE 29—CONCENTRATIONS OF CREDIT RISK
The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2013, the Company had approximately $174.0 million of interest-only loans, which primarily consist of residential real estate loans (49%), commercial real estate (19%) and commercial and industrial loans (15%). The loans have an average maturity of approximately forty-three months or less. The interest only loans are properly underwritten loans and are within the Company’s lending policies.
At December 31, 2013 and 2012, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).
The Company has branch locations in Dalton, Georgia where the local economy is generally dependent upon the carpet industry. The Company’s loan portfolio within the Dalton market totals $50.6 million.

NOTE 30 – SUBSEQUENT EVENTS
On March 4, 2014, the Company filed a Current Report on Form 8-K indicating that all named executive officers as well as certain other members of management consented to an amendment on a restricted stock and stock option grant dated July 24, 2013. The amendment extends the vesting period from the original three years to five years, with the first vesting date remaining July 24, 2014. Due to the extended vesting period, the associated expense reduction for 2014 is appropriately $450 thousand. The Form 8-K provides additional information.
On March 10, 2014, the OCC lifted the Consent Order and issued non-objections on the Bank's capital and strategic plans. On March 11, 2014, the Company filed a Current Report on Form 8-K that provides additional information.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of December 31, 2013.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
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
The information required in Part III, Item 10 is incorporated by reference to the registrant’s definitive proxy statement for the 2014 annual meeting of the shareholders.

ITEM 11.	Executive Compensation
The information required in Part III, Item 11 is incorporated by reference to the registrant’s definitive proxy statement for the 2014 annual meeting of the shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan, the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended, and the First Security Group, Inc. 2012 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options and vesting of restricted awards	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	3,159,156	$3.35	3,219,275
Equity compensation plans not approved by security holders	—	—	—
Total	3,159,156	$3.35	3,219,275

The remaining information for this Item is incorporated by reference to the registrant’s definitive proxy statement for the 2014 annual meeting of the shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions Policy
The information required in Part III, Item 13 is incorporated by reference to the registrant’s definitive proxy statement for the 2014 annual meeting of the shareholders.

ITEM 14.	Principal Accounting Fees and Services
The information required in Part III, Item 14 is incorporated by reference to the registrant’s definitive proxy statement for the 2014 annual meeting of the shareholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) The list of all financial statements is included at Item 8.
(a)(2) The financial statement schedules are either included in the financial statements or are not applicable.
(a)(3) Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein
(numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange
Commission):

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.

3.4	Amended and Restated Bylaws.[1]

4.1	Form of Common Stock Certificate.[2]

4.2	Tax Benefit Preservation Plan, dated October 30, 2012.[3]

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[2]

10.2*	First Security’s Amended and Restated 2002 Long-Term Incentive Plan.[4]

10.3*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[5]

10.4*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[5]

10.5*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[5]

10.6*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[5]

10.7*	First Security Group, Inc., 2012 Long-Term Incentive. [6]

10.8*	Form of Incentive Stock Option Award under the 2012 Long-Term Incentive Plan.[7]

10.9*	Form of Non-qualified Stock Option Award under the 2012 Long-Term Incentive Plan.[7]

10.10*	Form of Restricted Stock Award for a Director under the 2012 Long-Term Incentive Plan with TARP restrictions.[7]

10.11*	Form of Restricted Stock Award for an Employee under the 2012 Long-Term Incentive Plan with TARP restrictions.[7]

10.12*	Form of Restricted Stock Award for a Director under the 2012 Long-Term Incentive Plan.[8]

10.13*	Form of Restricted Stock Award for an Employee under the 2012 Long-Term Incentive Plan.[8]

10.14*	Form of Modification to Award under the 2012 Long-Term Incentive Plan.[9]

10.15*	First Security Group, Inc. Non-Employee Director Compensation Policy.[10]

10.16	Consent Order, Dated April 28, 2010, between FSGBank and the Office of the Comptroller of the Currency.[11]

10.17	Stipulation and Consent to the Issuance of a Consent Order, Dated April 28, 2010, between FSGBank and the Office of the Comptroller of the Currency.[11]

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation.
10.18	Written Agreement, Dated September 7, 2010, between First Security Group, Inc. and the Federal Reserve Bank of Atlanta.[12]

10.19	Engagement Agreement with First Security Group, Inc., FSGBank, N.A. and Triumph Investment Management, LLC, dated April 28, 2011.[13]

10.20	Amendment to Engagement Agreement with First Security Group, Inc., FSGBank, N.A. and Triumph Investment Management, LLC, dated March 28, 2012.[14]

10.21*	Employment Agreement by and between D. Michael Kramer, First Security Group, Inc. and FSGBank, N.A., dated December 28, 2011.[15]

10.22	Exchange Agreement by and between First Security Group, Inc. and The United States Department of The Treasury, dated February 25, 2013.[16]

10.23	Stock Purchase Agreement by and between First Security Group, Inc. and certain Named Investors, dated February 25, 2013.[16]

10.24	Form of Securities Purchase Agreement by and between The United States Department of the Treasury and First Security Group, Inc., dated February 25, 2013.[16]

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.[1]

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to EESA.

99.2	Certification of Chief Financial Officer pursuant to EESA.

101
Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

1	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 25, 2013, File No. 333-188137.

2	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.

3	Incorporated by reference to First Security's Current Report on Form 8-K filed October 30, 2012.

4	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed April 30, 2007.

5	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2004.

6	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed June 18, 2013.

7	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2012.

8	Incorporated by reference to the Current Report on Form 8-K filed July 26, 2013.

9	Incorporated by reference to the Current Report on Form 8-K filed March 4, 2014.

10	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2008.

11	Incorporated by reference to the Current Report on Form 8-K filed April 29, 2010.

12	Incorporated by reference to the Current Report on Form 8-K filed September 14, 2010.

13	Incorporated by reference to the Current Report on Form 8-K filed April 29, 2011.

14	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2011.

15	Incorporated by reference to the Current Report on Form 8-K filed December 29, 2011.

16	Incorporated by reference to the Current Report on Form 8-K filed February 26, 2013.

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer
DATE: March 14, 2014
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2014.

Signature	Title
/S/ D. MICHAEL KRAMER	Chief Executive Officer, President and Director
D. Michael Kramer
(Principal Executive Officer)

/S/ JOHN R. HADDOCK	Chief Financial Officer, Executive Vice President and Secretary
John R. Haddock
(Principal Financial and Accounting Officer)

/S/ Larry D. Mauldin	Chairman of the Board and Director
Larry D. Mauldin

/S/ Henchy R. Enden	Director
Henchy R. Enden

/s/ William F. Grant, III	Director
William F. Grant, III

/S/ WILLIAM C. HALL	Director
William C. Hall

/S/ Adam G. Hurwich	Director
Adam G. Hurwich

/S/ CAROL H. JACKSON	Director
Carol H. Jackson

/S/ KELLY P. KIRKLAND	Director
Kelly P. Kirkland

/S/ ROBERT R. LANE	Director
Robert R. Lane