Form 10-Q
period 2014-03-31
FIRST SECURITY GROUP INC/TN
filed 2014-05-07
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 66,635,101 shares outstanding and issued as of May 7, 2014

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013	March 31, 2013
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$7,896	$10,742	$9,407
Interest Bearing Deposits in Banks	11,503	10,126	157,931
Cash and Cash Equivalents	19,399	20,868	167,338
Securities Available-for-Sale	120,087	172,830	258,175
Securities Held-to-Maturity, at amortized cost (fair value - $132,695 at March 31, 2014 and $132,104 at December 31, 2013)	131,819	132,568	—
Loans Held-for-Sale	35,503	220	3,708
Loans	604,859	583,097	540,288
Less: Allowance for Loan and Lease Losses	9,200	10,500	13,500
Net Loans	595,659	572,597	526,788
Premises and Equipment, net	28,143	27,888	29,239
Bank Owned Life Insurance	28,649	28,346	27,760
Intangible Assets, net	282	330	526
Other Real Estate Owned	7,067	8,201	12,706
Other Assets	13,897	13,726	14,513
TOTAL ASSETS	$980,505	$977,574	$1,040,753

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013	March 31, 2013
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$150,075	$144,365	$145,207
Interest Bearing Demand	100,495	95,559	88,184
Savings and Money Market Accounts	204,007	206,125	191,889
Certificates of Deposit less than $100 thousand	172,449	182,408	224,494
Certificates of Deposit of $100 thousand or more	142,247	153,750	201,405
Brokered Deposits	72,559	75,062	139,715
Total Deposits	841,832	857,269	990,894
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	12,661	12,520	13,048
Security Deposits	—	14	42
Other Borrowings	37,585	20,000	—
Other Liabilities	3,773	4,123	15,775
Total Liabilities	895,851	893,926	1,019,759
SHAREHOLDERS’ EQUITY
Preferred Stock – no par value – 10,000,000 shares authorized; no shares issued as of March 31, 2014 and December 31, 2013; 33,000 issued as of March 31, 2013; Liquidation value of $0 at March 31, 2014 and December 31, 2013, and $38,569 as of March 31, 2013	—	—	32,660
Common Stock – $.01 par value – 150,000,000 shares authorized; 66,635,101 shares issued as of March 31, 2014, 66,602,601 issued as of December 31, 2013, and 1,772,342 issued as of March 31, 2013	764	764	115
Paid-In Surplus	196,841	196,536	106,622
Common Stock Warrants	—	—	2,006
Accumulated Deficit	(104,087)	(104,042)	(123,293)
Accumulated Other Comprehensive (Loss) Income	(8,864)	(9,610)	2,884
Total Shareholders’ Equity	84,654	83,648	20,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$980,505	$977,574	$1,040,753

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2014	2013
INTEREST INCOME
Loans, including fees	$7,016	$6,670
Investment Securities – taxable	1,060	812
Investment Securities – non-taxable	240	205
Other	13	122
Total Interest Income	8,329	7,809
INTEREST EXPENSE
Interest Bearing Demand Deposits	47	74
Savings Deposits and Money Market Accounts	130	222
Certificates of Deposit of less than $100 thousand	309	564
Certificates of Deposit of $100 thousand or more	304	556
Brokered Deposits	561	1,136
Other	53	16
Total Interest Expense	1,404	2,568
NET INTEREST INCOME	6,925	5,241
(Credit) Provision for Loan and Lease Losses	(972)	678
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,897	4,563
NONINTEREST INCOME
Service Charges on Deposit Accounts	741	736
Mortgage Banking Income	180	296
Gain on Sales of Securities Available-for-Sale	371	—
Other	1,343	981
Total Noninterest Income	2,635	2,013
NONINTEREST EXPENSES
Salaries and Employee Benefits	5,274	5,609
Expense on Premises and Fixed Assets, net of rental income	1,377	1,447
Other	3,794	6,779
Total Noninterest Expenses	10,445	13,835
INCOME (LOSS) BEFORE INCOME TAX PROVISION	87	(7,259)
Income Tax Provision	132	119
NET LOSS	(45)	(7,378)
Preferred Stock Dividends	—	(413)
Accretion on Preferred Stock Discount	—	(111)
NET LOSS ALLOCATED TO COMMON SHAREHOLDERS	$(45)	$(7,902)
NET LOSS PER SHARE:
Net Loss Per Share – Basic	$0.00	$(4.90)
Net Loss Per Share – Diluted	$0.00	$(4.90)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net loss	$(45)	$(7,378)
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	634	(413)
Reclassification adjustment for securities gains realized in income	(371)	—
Unrealized gains (losses) on available-for-sale securities	263	(413)
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity reclassified out of other comprehensive loss	482	—
Changes from securities held-for-maturity	482	—
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	1	(3)
Changes from cash flow hedges	1	(3)
Other comprehensive income (loss), net of tax	746	(416)
Comprehensive income (loss)	701	(7,794)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Accumulated Deficit		Total
Balance - December 31, 2013	$—	66,603	$764	$196,536	$(104,042)	$(9,610)	$83,648
Net Loss	—	—	—	—	(45)	—	(45)
Other Comprehensive Income	—	—	—	—	—	746	746
Issuance of Restricted Stock, net of forfeitures	—	32	—	—	—	—	—
Share-Based Compensation, net of forfeitures	—	—	—	305	—	—	305
Balance - March 31, 2014	$—	66,635	$764	$196,841	$(104,087)	$(8,864)	$84,654

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45)	$(7,378)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities -
(Credit) Provision for Loan and Lease Losses	(972)	678
Amortization, net	370	594
Share-Based Compensation	305	91
Depreciation	411	425
Gain on Sales of Available-for-Sale Securities	(371)	—
Gain on Sales of Premises and Equipment, net	—	(24)
Loss on Sales of Other Real Estate Owned and Repossessions, net	10	141
Write-down of Other Real Estate Owned and Repossessions	309	1,315
Accretion of Fair Value Adjustment, net	(17)	(3)
Changes in Operating Assets and Liabilities -
Loans Held for Sale	(1,698)	(87)
Interest Receivable	239	(152)
Other Assets	(717)	(1,683)
Interest Payable	(202)	(72)
Other Liabilities	(162)	1,578
Net Cash Used In Operating Activities	(2,540)	(4,577)
CASH FLOWS (USED) PROVIDED IN INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments and Calls	4,583	4,276
Sales	48,472	1,001
Purchases	—	(10,328)
Activity in Securities Held-to-Maturity:
Maturities, Prepayments and Calls	1,231	—
Loan Originations and Principal Collections, net	(56,032)	(1,938)
Proceeds from Sales of Premises and Equipment	—	157
Proceeds from Sales of Other Real Estate and Repossessions	1,211	1,078
Proceeds from Sale of Loans to Third Party	—	22,296
Additions to Premises and Equipment	(666)	(493)
Capital Improvements to Other Real Estate and Repossessions	(17)	—
Net Cash (Used) Provided From Investing Activities	(1,218)	16,049
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Net Decrease in Deposits	(15,437)	(17,172)
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	141	567
Net Increase of Other Borrowings	17,585	—
Net Cash Provided (Used) In Financing Activities	2,289	(16,605)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,469)	(5,133)
CASH AND CASH EQUIVALENTS – beginning of period	20,868	172,471
CASH AND CASH EQUIVALENTS – end of period	$19,399	$167,338

(See Accompanying Notes to Consolidated Financial Statements)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transferred to OREO and repossessions	$375	$1,805
Accrued and deferred cash dividends on preferred stock	$—	$413
Transfers of loans to loans held for sale at fair value	$33,584	$—
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$1,606	$2,496
Income taxes paid	$153	$—

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
The consolidated financial statements include the accounts of First Security Group, Inc. ("First Security" or the "Company") and FSGBank, N.A. ("FSGBank" or the "Bank"), its wholly owned subsidiary bank. All significant intercompany balances and transactions have been eliminated.
Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 – REGULATORY MATTERS
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") lifted the Consent Order (defined below) and issued non-objections to the Bank's required capital and strategic plans. On March 11, 2014, the Company filed a Current Report on Form 8-K that provides additional details relating to the lifting of the Consent Order and the Bank's improved condition. As of March 31, 2014, the Bank is considered well-capitalized for regulatory purposes.
After execution of the primary components of the capital plan, including the Recapitalization and Rights Offering (both defined below), the Company is focused on improving its ongoing performance and complying with all remaining remedial actions required by our regulators including the ultimate lifting of our Written Agreement with the Federal Reserve Bank, which is discussed more fully below.
On April 11, 2013 and April 12, 2013, the Company issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million. On April 11, 2013, the Company completed a exchange of the Company's Preferred Stock with the U.S. Treasury ("Treasury") by issuing shares of common stock equal to 26.75% of the $33.0 million value of the Preferred Stock plus 100% of the accrued but unpaid dividends and the cancellation of stock warrants granted in connection with the Preferred Stock issued under the Capital Purchase Program ("CPP") of the Troubled Asset Relief Program ("TARP"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price ("CPP Restructuring"). On April 12, 2013, the Company issued an additional $76.2 million of new common stock in a private placement to accredited investors (collectively, the "Recapitalization"). The private placement was announced on a Current Report on Form 8-K filed on February 26, 2013, in which the Company announced the execution of definitive stock purchase agreements with institutional investors.
As part of the Recapitalization, the Company initiated a rights offering (the "Rights Offering") during the third quarter of 2013 for shareholders of record as of April 10, 2013, the business day immediately preceding the Recapitalization (the "Legacy Shareholders"). Each Legacy Shareholder received one non-transferable subscription right to purchase two shares of the Company's common stock at the subscription price of $1.50 per share for every one share of common stock owned as of the record date. The Rights Offering was announced on a Current Report on Form 8-K filed on February 26, 2013. On September 27, 2013, the Company completed the Rights Offering by issuing 3,329,234 shares of common stock for $1.50 per share for gross proceeds of approximately $5.0 million. The Company downstreamed the net proceeds of the Rights Offering to supplement the capital of FSGBank.
Following the Recapitalization, the Company began restructuring its balance sheet by deploying its excess liquidity into higher earning assets to improve its operating performance. The Company deployed approximately $83.6 million of cash into the investment security portfolio during the second quarter of 2013. In the fourth quarter of 2013 and the first quarter of 2014, the Company sold approximately $105.5 million of investment securities, redeploying these funds into higher yielding loans. The Company anticipates continued restructuring of its earning assets in 2014 to further improve operating performance.

First Security Group, Inc.
On September 7, 2010, the Company entered into a Written Agreement (the "Agreement") with the Federal Reserve Bank of Atlanta (the "Federal Reserve"), the Company’s primary regulator.
The Agreement is designed to enhance the Company's ability to act as a source of strength to the Company's wholly owned subsidiary, FSGBank, including, but not limited to, taking steps to ensure that the Bank complied with all material aspects of the Order issued by the OCC.
The Agreement also prohibits the Company from declaring or paying dividends without prior written consent of the Federal Reserve. The Company is also prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank without prior written consent.
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
FSGBank, N.A.
On March 10, 2014, the OCC lifted the Order and issued non-objections to the Bank's capital and strategic plans. The Order had been in place since April 28, 2010, when, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC ("Consent Order" or the "Order"). On April 29, 2010, the Company filed a Current Report on Form 8-K describing the Order. A copy of the Order is filed as Exhibit 10.1 to such Form 8-K.
The termination of the Order removes various operational restrictions that the Bank has been operating under for the last four years.
Regulatory Capital Ratios
Banks and bank holding companies, as regulated institutions, are subject to various regulatory capital requirements administered by the OCC and Federal Reserve, the primary federal regulators for FSGBank and the Company, respectively. The OCC and Federal Reserve have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital (as defined) to the average assets (as defined).
Prior to the termination of the Order on March 10, 2014, FSGBank was required to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. The Company made cash contributions into FSGBank of $65.0 million in the second quarter of 2013 and $6.4 million in the third quarter of 2013. Despite meeting the capital thresholds required to be considered "well capitalized" for regulatory purposes, because of the capital requirements of the Order, the Bank was classified as "adequately capitalized." Following the termination of the Order, the Bank is currently considered "well capitalized."

The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

March 31, 2014	FSGBank Consent Order [1]	Minimum Capital Requirements to be "Well Capitalized"		First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	6.0%		12.85%	12.07%
Total capital to risk adjusted assets	n/a	10.0%		14.10%	13.26%
Leverage ratio	n/a	5.0%	[2]	9.64%	9.04%

December 31, 2013
Tier 1 capital to risk adjusted assets	n/a	6.0%		13.64%	12.83%
Total capital to risk adjusted assets	13.0%	10.0%		14.89%	14.08%
Leverage ratio	9.0%	5.0%	[2]	9.36%	8.74%

March 31, 2013
Tier 1 capital to risk adjusted assets	n/a	6.0%		3.01%	3.41%
Total capital to risk adjusted assets	13.0%	10.0%		4.27%	4.68%
Leverage ratio	9.0%	5.0%	[2]	1.68%	1.90%
_____________
1 The Order was terminated on March 10, 2014 and accordingly, FSGBank is no longer subject to the elevated capital requirements and is considered "well capitalized."

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

Changes in Other Comprehensive Income from December 31, 2013 to March 31, 2014

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2013	$(37)	$(1,630)	$(7,943)	$(9,610)
Other comprehensive loss before reclassifications	1	634	—	635
Amortization of fair value for securities held-to-maturity reclassified out of other comprehensive loss	—	—	482	482
Reclassification adjustment for securities gain realized in income	—	(371)	—	(371)
Net current period other comprehensive income	1	263	482	746
Ending balance, March 31, 2014	$(36)	$(1,367)	$(7,461)	$(8,864)

Changes in Other Comprehensive Income from December 31, 2012 to March 31, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2012	$(54)	$3,354	$3,300
Other comprehensive income before reclassification	(3)	(413)	(416)
Net current period other comprehensive loss	(3)	(413)	(416)
Ending balance, March 31, 2013	$(57)	$2,941	$2,884

For the three months ended March 31, 2014 and 2013, no amounts were reclassified into interest income due to gains on derivatives. For the three months ended March 31, 2014, there were $371 thousand of gains reclassified from unrealized gains on available-for-sale securities to earnings as a result of sales during the period. For the three months ended March 31, 2013, there were no gains on available-for-sale securities reclassified to earnings.

During the year ended December 31, 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity classification. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified out of other comprehensive loss over the remaining life of the security. For the three months ended March 31, 2014, approximately $482 thousand of the unrealized loss was reclassified out of other comprehensive loss.

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

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net loss	$(45)	$(7,378)
Preferred stock dividends	—	(413)
Accretion of preferred stock discount	—	(111)
Net income (loss) allocated to common shareholders	$(45)	$(7,902)
Denominator:
Weighted average common shares outstanding including participating securities	66,229	1,990
Less: Participating securities	503	377
Weighted average basic common shares outstanding	65,726	1,613
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	—
Weighted average diluted common shares outstanding	65,726	1,613
Net earnings (loss) per share:
Basic	$0.00	$(4.90)
Diluted	$0.00	$(4.90)
For the three months ended March 31, 2014 and 2013, there were no equivalent shares included in the computation of diluted earnings per share. Due to the net loss allocated to common shareholders for both prior periods shown, all stock options, stock warrants and restricted stock grants are considered anti-dilutive and are not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and March 31, 2013 a total of 3.2 million and 172 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive, respectively.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014
Debt securities—
Mortgage-backed—residential	$78,451	$806	$1,000	$78,257
Municipals	20,670	334	101	20,903
Other	21,359	—	432	20,927
Total	$120,480	$1,140	$1,533	$120,087

December 31, 2013
Debt securities—
Federal agencies	$4,078	$78	$—	$4,156
Mortgage-backed—residential	116,314	1,428	1,763	115,979
Municipals	31,748	473	500	31,721
Other	21,350	—	376	20,974
Total	$173,490	$1,979	$2,639	$172,830

March 31, 2013
Debt securities—
Federal agencies	$65,837	$215	$192	$65,860
Mortgage-backed—residential	148,820	3,306	242	151,884
Municipals	35,545	960	115	36,390
Other	4,061	—	20	4,041
Total	$254,263	$4,481	$569	$258,175

The following table presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses.

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
March 31, 2014
Debt securities—
Federal agencies	$63,826	$402	$612	$63,616
Mortgage-backed—residential	40,902	256	94	41,064
Municipals	27,091	928	4	28,015
Total	$131,819	$1,586	$710	$132,695

December 31, 2013
Debt securities—
Federal agencies	$63,684	$206	$791	$63,099
Mortgage-backed—residential	41,801	60	302	41,559
Municipals	27,083	390	27	27,446
Total	$132,568	$656	$1,120	$132,104

During the year ended 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity portfolio. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified into accumulated other comprehensive income are amortized over the life of the security. No gain or loss was recognized at the time of the transfer. For the three months ended March 31, 2014 approximately $482 thousand of the unrealized loss was reclassified from other comprehensive income.
During the three months ended March 31, 2014, the Company sold twenty-one exempt municipal securities resulting in proceeds of approximately $10.1 million and gross gains of $204 thousand and gross losses of $221 thousand, eighteen federal agency securities resulting in proceeds of approximately $29.4 million and gross gains of $456 thousand and gross losses of $269 thousand, five mortgage-backed securities resulting in proceeds of $5.0 million and gross gains of $162 thousand and no gross losses, and the Company sold three SBA Pool securities resulting in proceeds of approximately $4.0 million and gross gains of $39 thousand and no losses. During the three months ended March 31, 2013, the Company sold one federal agency security resulting in proceeds of $1.0 million and gross gains of less than $1 thousand.
At March 31, 2014, December 31, 2013 and March 31, 2013, securities with a carrying value of $35.2 million, $34.6 million and $28.0 million, respectively, were pledged to secure public deposits. At March 31, 2014, December 31, 2013 and March 31, 2013, the carrying amount of securities pledged to secure repurchase agreements was $13.6 million, $13.8 million and $16.6 million, respectively. At March 31, 2014, December 31, 2013 and March 31, 2013, securities of $6.9 million, $6.8 million and $7.6 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At March 31, 2014, December 31, 2013 and March 31, 2013 the carrying amount of securities pledged to secure lines of credit with the Federal Home Loan Bank (the "FHLB") totaled $103.7 million, $52.4 million and $4.0 million, respectively. At March 31, 2014, pledged and unpledged securities totaled $159.5 million and $92.4 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2014.

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$1,410	$1,423	$—	$—
Over 1 year through 5 years	15,729	15,925	10,042	10,240
5 years to 10 years	10,836	10,855	59,829	60,215
Over 10 years	14,054	13,627	21,046	21,176
	42,029	41,830	90,917	91,631
Mortgage-backed residential securities	78,451	78,257	40,902	41,064
Total	$120,480	$120,087	$131,819	$132,695

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of the Company's held-to-maturity investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014, December 31, 2013 and March 31, 2013.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2014
Mortgage-backed—residential	$60,674	$1,000	$—	$—	$60,674	$1,000
Municipals	3,633	83	567	18	4,200	101
Other	20,869	429	58	3	20,927	432
Totals	$85,176	$1,512	$625	$21	$85,801	$1,533
December 31, 2013
Mortgage-backed—residential	$77,451	$1,763	$—	$—	$77,451	$1,763
Municipals	11,652	500	—	—	11,652	500
Other	20,918	371	56	5	20,974	376
Totals	$110,021	$2,634	$56	$5	$110,077	$2,639
March 31, 2013
Federal agencies	$29,857	$192	$—	$—	$29,857	$192
Mortgage-backed—residential	27,341	240	2,030	2	29,371	242
Municipals	9,099	108	199	7	9,298	115
Other	3,993	7	48	13	4,041	20
Totals	$70,290	$547	$2,277	$22	$72,567	$569

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
March 31, 2014
Federal agencies	$32,895	$612	$—	$—	$32,895	$612
Mortgage-backed—residential	16,813	94	—	—	16,813	94
Municipals	799	4	—	—	799	4
Totals	$50,507	$710	$—	$—	$50,507	$710

December 31, 2013
Federal agencies	$40,149	$791	$—	$—	$40,149	$791
Mortgage-backed—residential	30,793	302	—	—	30,793	302
Municipals	1,739	27	—	—	1,739	27
Totals	$72,681	$1,120	$—	$—	$72,681	$1,120

There were no securities held-to-maturity for the period ended March 31, 2013.
As of March 31, 2014, the Company performed an impairment assessment of the available-for-sale and held-to-maturity securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of March 31, 2014, gross unrealized losses in the Company’s available-for-sale portfolio totaled $1.5 million, compared to $2.6 million as of December 31, 2013 and $569 thousand as of March 31, 2013. As of March 31, 2014, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $710 thousand compared to $1.1 million as of December 31, 2013. As of March 31, 2014, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of twenty-three securities), municipals (consisting of nine securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of twelve securities), municipals (consisting of two securities) and federal agencies (consisting of seventeen securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between March 31, 2013 and March 31, 2014, the rate on the 10-year U.S. Treasury increased from approximately 1.87% to 2.73%. As this represented a substantive increase in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to nine corporate notes and one pooled trust preferred security. The unrealized loss in the corporate notes is primarily due to changes in interest rates subsequent to purchase. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at March 31, 2014 are considered temporary.

In October 2011, the Federal Reserve and other regulators jointly issued a proposed rule implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” We continue to monitor and review applicable regulatory guidance on the implementation of the Volcker Rule. On April 7, 2014, the Federal Reserve Board announced that it intends to exercise its authority to give banking entities two additional one-year extensions to conform their ownership interests in and sponsorship of certain collateralized loan obligations (“CLOs”) covered by the Volcker Rule.
As of March 31, 2014 and December 31, 2013, the Company has identified approximately $11.3 million of collateralized loan obligations ("CLOs") within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, the Company would have to sell the securities prior to the compliance date of July 21, 2017. At this time, the Company continues to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in the Company's portfolio to determine whether such CLOs will remain permitted investments. The unrealized loss as of March 31, 2014 for the Company's CLOs totaled $78 thousand.

NOTE 6 – LOANS HELD-FOR-SALE
During the first quarter of 2014, the Company identified a group of commercial real estate loans to be sold to a third party. This group of loans were initially recorded in our held for investment loan portfolio with a balance of $33.7 million. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $33.6 million, which is net of an allowance of approximately $100 thousand as of March 31, 2014. All of the loans transferred to held-for-sale during the first quarter of 2014 were performing and rated as pass. The loan sale is expected to close in May of 2014.
Other loans held-for-sale consisted of residential 1-4 family loans and totaled $1.9 million, $220 thousand and $3.7 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Loans held for sale by type are summarized as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$1,919	$220	$3,708
Commercial loans transferred to held-for-sale	33,584	—	—
Total loans held for sale	$35,503	$220	$3,708

Loans held-for-sale at March 31, 2014, December 31, 2013 and March 31, 2013 of $35.5 million, $220 thousand and $3.7 million respectively, were all rated as pass.
There were no past-due or non-accrual loans held for sale at March 31, 2014, December 31, 2013 or March 31, 2013.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	March 31, 2014	December 31, 2013	March 31, 2013
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$147,672	$181,988	$181,624
Commercial	304,561	261,935	223,737
Construction	41,664	39,936	37,894
Multi-family and farmland	16,900	17,663	16,530
	510,797	501,522	459,785
Commercial loans	63,900	55,337	61,904
Consumer installment loans	24,108	21,103	11,880
Leases, net of unearned income	—	—	373
Other	6,054	5,135	6,346
Total loans	604,859	583,097	540,288
Allowance for loan and lease losses	(9,200)	(10,500)	(13,500)
Net loans	$595,659	$572,597	$526,788

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
The following table presents an analysis of the activity in the allowance for loan and lease losses for the three months ended March 31, 2014 and March 31, 2013. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $6 thousand for the three months ended March 31, 2014 and March 31, 2013, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $288 thousand, $282 thousand and $264 thousand at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.
Allowance for Loan and Lease Losses
For the Three Months Ended March 31, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)

Beginning balance, December 31, 2013	$4,063	$3,299	$899	$916	$970	$342	$—	$11	$10,500
Charge-offs	(194)	(176)	—	—	(6)	(129)	(29)	—	(534)
Recoveries	82	8	61	4	17	86	47	1	306
Provision (Credit)	(528)	(149)	(103)	(189)	(227)	246	(18)	(4)	(972)
Allowance for loans transfered to held-for-sale	—	(100)	—	—	—	—	—	—	(100)
Ending balance, March 31, 2014	$3,423	$2,882	$857	$731	$754	$545	$—	$8	$9,200

Allowance for Loan and Lease Losses
For the Three Months Ended March 31, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800
Charge-offs	(651)	(126)	(468)	—	(25)	(184)	—	—	(1,454)
Recoveries	111	37	40	6	122	104	55	1	476
Provision (Credit)	312	(235)	723	359	(382)	(3)	(91)	(5)	678
Ending balance, March 31, 2013	$5,979	$3,412	$962	$1,106	$1,818	$189	$11	$23	$13,500

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of March 31, 2014.
As of March 31, 2014

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$769	$9	$1,863	$551	$—	$—	$—	$—	$2,632	$560
Collectively evaluated	146,903	3,414	302,698	2,331	41,664	857	16,900	731	508,165	7,333
Total evaluated	$147,672	$3,423	$304,561	$2,882	$41,664	$857	$16,900	$731	$510,797	$7,893

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$300	$—	$—	$—	$—	$—	$—	$—	$2,932	$560
Collectively evaluated	63,600	754	24,108	545	—	—	6,054	8	601,927	8,640
Total evaluated	$63,900	$754	$24,108	$545	$—	$—	$6,054	$8	$604,859	$9,200

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2013.
As of December 31, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,328	$—	$1,912	$450	$—	$—	$—	$—	$3,240	$450
Collectively evaluated	180,660	4,063	260,023	2,849	39,936	899	17,663	916	498,282	8,727
Total evaluated	$181,988	$4,063	$261,935	$3,299	$39,936	$899	$17,663	$916	$501,522	$9,177

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$320	$—	$—	$—	$—	$—	$—	$—	$3,560	$450
Collectively evaluated	55,017	970	21,103	342	—	—	5,135	11	579,537	10,050
Total evaluated	$55,337	$970	$21,103	$342	$—	$—	$5,135	$11	$583,097	$10,500

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of March 31, 2013.
As of March 31, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,155	$51	$710	$—	$26	$—	$—	$—	$1,891	$51
Collectively evaluated	180,469	5,928	223,027	3,412	37,868	962	16,530	1,106	457,894	11,408
Total evaluated	$181,624	$5,979	$223,737	$3,412	$37,894	$962	$16,530	$1,106	$459,785	$11,459

	Commercial		Consumer		Leases		Other and Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,042	$6	$—	$—	$285	$—	$—	$—	$4,218	$57
Collectively evaluated	59,862	1,812	11,880	189	88	11	6,346	23	536,070	13,443
Total evaluated	$61,904	$1,818	$11,880	$189	$373	$11	$6,346	$23	$540,288	$13,500

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
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2014:
As of March 31, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$130,545	$8,705	$7,653	$769	$147,672
Real estate: Commercial	290,717	3,552	8,429	1,863	304,561
Real estate: Construction	38,477	2,235	952	—	41,664
Real estate: Multi-family and farmland	16,056	160	684	—	16,900
Commercial	59,870	2,098	1,632	300	63,900
Consumer	23,765	65	278	—	24,108
Leases	—	—	—	—	—
Other	6,008	—	46	—	6,054
Total Loans	$565,438	$16,815	$19,674	$2,932	$604,859

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2013:

As of December 31, 2013
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Leases	—	—	—	—	—
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2013:

As of March 31, 2013
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$158,350	$8,544	$13,575	$1,155	$181,624
Real estate: Commercial	211,196	4,006	7,825	710	223,737
Real estate: Construction	37,018	93	757	26	37,894
Real estate: Multi-family and farmland	14,609	818	1,103	—	16,530
Commercial	52,903	801	6,158	2,042	61,904
Consumer	11,386	105	389	—	11,880
Leases	—	88	—	285	373
Other	6,241	—	105	—	6,346
Total Loans	$491,703	$14,455	$29,912	$4,218	$540,288
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $2.9 million, $3.6 million and $4.2 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the three months ended March 31, 2014 and 2013.

The following table presents additional information on the Company’s impaired loans as of March 31, 2014, December 31, 2013 and March 31, 2013:

	As of March 31, 2014				As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$648	$648	$—	$760	$1,328	$1,328	$—	$2,603
Real estate: Commercial	697	697	—	1,313	718	718	—	6,503
Real estate: Construction	—	—	—	—	—	—	—	5,528
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	694
Commercial	300	300	—	300	320	320	—	1,725
Consumer	—	—	—	—	—	—	—	109
Leases	—	—	—	—	—	—	—	409
Total	$1,645	$1,645	$—	$2,373	$2,366	$2,366	$—	17,571
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$121	$121	$9	$9	$—	$—	$—	512
Real estate: Commercial	1,166	1,166	551	551	1,194	1,194	450	329
Real estate: Construction	—	—	—	—	—	—	—	1,190
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	60
Commercial	—	—	—	—	—	—	—	572
Consumer	—	—	—	—	—	—	—	19
Leases	—	—	—	—	—	—	—	48
Total	1,287	1,287	560	560	1,194	1,194	450	2,730
Total impaired loans	$2,932	$2,932	$560	$2,933	$3,560	$3,560	$450	20,301

	As of March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$1,104	$1,074	$—	$3,221
Real estate: Commercial	710	762	—	7,487
Real estate: Construction	26	472	—	7,083
Real estate: Multi-family and farmland	—	—	—	857
Commercial	2,036	2,718	—	2,018
Consumer	—	—	—	50
Leases	285	285	—	523
Other	—	—	—	—
Total	$4,161	$5,311	$—	$21,239
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$51	$150	$51	$436
Real estate: Commercial	—	—	—	445
Real estate: Construction	—	—	—	1,167
Real estate: Multi-family and farmland	—	—	—	71
Commercial	6	394	6	889
Consumer	—	—	—	—
Leases	—	—	—	108
Total	57	544	57	3,116
Total impaired loans	$4,218	$5,855	$57	$24,355

Nonaccrual loans were $6.0 million, $7.2 million and $10.2 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The following table provides nonaccrual loans by type:

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$1,884	$2,727	$5,065
Real estate: Commercial	2,263	2,653	1,467
Real estate: Construction	364	365	462
Real estate: Multi-family and farmland	56	57	93
Commercial	1,201	1,137	2,484
Consumer and other	259	264	310
Leases	—	—	313
Total Loans	$6,027	$7,203	$10,194

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of March 31, 2014
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,326	$1,323	$2,649	$145,023	$147,672	$850
Real estate: Commercial	363	368	731	303,830	304,561	—
Real estate: Construction	—	354	354	41,310	41,664	—
Real estate: Multi-family and farmland	123	57	180	16,720	16,900	—
Subtotal of real estate secured loans	1,812	2,102	3,914	506,883	510,797	850
Commercial	361	300	661	63,239	63,900	—
Consumer	74	257	331	23,777	24,108	4
Leases	—	—	—	—	—	—
Other	—	—	—	6,054	6,054	—
Total Loans	$2,247	$2,659	$4,906	$599,953	$604,859	$854

As of December 31, 2013
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,509	$1,967	$4,476	$177,512	$181,988	$773
Real estate: Commercial	1,626	365	1,991	259,944	261,935	—
Real estate: Construction	878	705	1,583	38,353	39,936	11
Real estate: Multi-family and farmland	245	53	298	17,365	17,663	—
Subtotal of real estate secured loans	5,258	3,090	8,348	493,174	501,522	784
Commercial	403	583	986	54,351	55,337	68
Consumer	95	329	424	20,679	21,103	76
Leases	—	—	—	—	—	—
Other	—	—	—	5,135	5,135	—
Total Loans	$5,756	$4,002	$9,758	$573,339	$583,097	$928

As of March 31, 2013
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,084	$4,298	$6,382	$175,242	$181,624	$369
Real estate: Commercial	1,686	2,032	3,718	220,019	223,737	565
Real estate: Construction	434	187	621	37,273	37,894	90
Real estate: Multi-family and farmland	866	119	985	15,545	16,530	30
Subtotal of real estate secured loans	5,070	6,636	11,706	448,079	459,785	1,054
Commercial	551	2,338	2,889	59,015	61,904	189
Consumer	9	255	264	11,616	11,880	—
Leases	28	340	368	5	373	27
Other	—	—	—	6,346	6,346	—
Total Loans	$5,658	$9,569	$15,227	$525,061	$540,288	$1,270

As of March 31, 2014, the Company had four loans, not on non-accrual, that were considered troubled debt restructurings. Three residential loans of $322 thousand were restructured with lower interest rates and payments and one consumer loan of $22 thousand was restructured with lower payments. As of March 31, 2014, these loans were performing under the modified terms.
The Company had $1.1 million, $1.1 million and $1.1 million in total troubled debt restructurings outstanding as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014, December 31, 2013 and March 31, 2013. The Company has not committed to lend additional amounts as of March 31, 2014, December 31, 2013 and March 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed no modifications that would qualify as a troubled debt restructuring during the three months ended March 31, 2014. The Company completed five modifications totaling $797 thousand for the year ended December 31, 2013 that would qualify as a troubled debt restructuring, and completed one modification totaling $61 thousand that would qualify as a troubled debt restructuring for the three months ended March 31, 2013.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2014 and 2013:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate:
Residential	—	$—	$—	1	$70	$70
Total	—	$—	$—	1	$70	$70

	Year Ended
	December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	1	$38	$38
Commercial loan	1	22	22
Total	2	$60	$60

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in zero charge offs and had no effect on the provision for loan and lease loss during the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013.
NOTE 8 – OTHER BORROWINGS
Other borrowings at March 31, 2014 and December 31, 2013 consist of short-term fixed rate advances from the Federal Home Loan Bank of Cincinnati ("FHLB") totaling $37.6 million and $20.0 million, respectively. There were no other borrowings at March 31, 2014, December 31, 2013 or March 31, 2013. The Company had a FHLB letter of credit totaling $9.0 million which reduces the FHLB borrowing capacity. The letter of credit was not in use as of March 31, 2014, December 31, 2013 or March 31, 2013.
Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of March 31, 2014 and December 31, 2013 were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB, investment securities and by the FHLB stock owned by the Company. As of March 31, 2014 and December 31, 2013, the Company had loans totaling $147.7 million and $182.0 million, respectively, and investment securities totaling $103.7 million and $52.4 million, respectively, pledged as collateral at the FHLB.
As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At March 31, 2014, December 31, 2013 and March 31, 2013, the Company owned FHLB stock totaling $2.5 million, $2.3 million and $2.3 million, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet. Based on the collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $178.2 million at March 31, 2014.
The terms of the FHLB advances as of March 31, 2014 and December 31, 2013 are as follows:

Balance as of March 31, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	3/24/2014	FHLB fixed rate advance	$17,300	0.12%	4/3/2014
2014	3/31/2014	FHLB fixed rate advance	20,285	0.12%	4/7/2014
			$37,585

Balance as of December 31, 2013
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014

NOTE 9 – SHAREHOLDERS’ EQUITY
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
Recapitalization
On April 12, 2013, the Company completed the issuance of an additional 50.8 million shares of new common stock, or $76 million, in a private placement to accredited investors. The private placement was previously announced on a Current Report on Form 8-K filed on February 26, 2013, in which the Company announced the execution of definitive stock purchase agreements with institutional investors as part of an approximately $90 million recapitalization ("Recapitalization"). In total, the Company issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million.
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
Preferred Stock
Prior to the CPP Restructuring in 2013, discussed above, the Company's Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum. Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company recognized $413 thousand in dividends for the Series A Preferred Stock for the three months ended ended March 31, 2013. For the three months ended March 31, 2013, the Company recognized $111 thousand in discount accretion on the Series A Preferred Stock.

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

During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. The Company evaluates the valuation allowance quarterly. Negative evidence includes a cumulative loss in recent years and general business and economic trends. As business and economic conditions change, the Company will re-evaluate the valuation allowance. As of March 31, 2014, the valuation allowance totals $62.5 million resulting in a net deferred tax asset of zero.
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
For the three months ended March 31, 2014 and 2013, the Company recognized an income tax provision of $132 thousand and $119 thousand, respectively. The following reconciles the income tax provision to Federal taxes at the statutory rate:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Federal taxes at statutory tax rate	$29	$(2,298)
Tax exempt earnings on loans and securities	(82)	(70)
Tax exempt earnings on bank owned life insurance	(95)	(62)
Low-income housing tax credits	(75)	(83)
Other, net	(45)	58
State tax provision, net of federal effect	(22)	(290)
Changes in the deferred tax asset valuation allowance	422	2,864
Income tax provision (benefit)	$132	$119

The increases in the deferred tax valuation allowance offset the income tax benefits and provision recognized for the three months ended March 31, 2014. The benefit recognized before the valuation allowance primarily related to the year-to-date operating loss.
The Company evaluated its material tax positions as of March 31, 2014. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

NOTE 11 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended
	March 31,
	2014	2013
Other noninterest income—	(in thousands)
Point-of-sale fees	401	371
Bank-owned life insurance income	351	242
Trust fees	200	147
All other items	391	221
Total other noninterest income	$1,343	$981
Other noninterest expense—
Professional fees	$599	$601
FDIC insurance	311	1,000
Data processing	588	566
Write-downs on other real estate owned and repossessions	309	1,315
Losses on other real estate owned, repossessions and fixed assets	10	117
Non-performing asset expenses	221	1,877
Communications	150	128
ATM/Debit Card fees	258	217
Insurance	325	404
OCC Assessments	94	127
Intangible asset amortization	48	75
All other items	881	352
Total other noninterest expense	$3,794	$6,779
NOTE 12 –SHARE-BASED COMPENSATION
As of March 31, 2014, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the 2012 LTIP), the 2002 Long-Term Incentive Plan (the 2002 LTIP) and the 1999 Long-Term Incentive Plan (the 1999 LTIP). The plans are administered by the Compensation Committee of the Board of Directors (the Committee), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
During the Company's participation in TARP CPP, the terms of awards were also subject to compliance with applicable TARP compensation regulations prior to the exchange of the TARP Preferred Stock on April 11, 2013.
The 2012 LTIP was approved by the shareholders of the Company at the Company's 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the Company's 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock ("Awards"). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of March 31, 2014, the number of shares available under the 2012 LTIP for future grants was 3,025,525.
The 2002 LTIP was approved by the shareholders of the Company at the Company's 2002 annual meeting and subsequently amended by the shareholders of the Company at the Company's 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 10-for-1 reverse stock split in 2012, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a 10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of March 31, 2014, there are no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2012, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of March 31, 2014, there are no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Stock option compensation expense	$157	$28
Stock option compensation expense, net of tax [1]	$104	$18
__________________
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the three months ended March 31, 2014 and 2013, no options were exercised.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the following assumptions: expected dividend yield, expected volatility, risk-free interest rate, expected life of the option and the grant date fair value. Expected volatilities were based on historical volatilities of the Company's common stock. During 2014 and 2013, the Company utilized a regional bank index to determine expected volatilities. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
Options granted during the three months ended March 31, 2014 totaled 161 thousand. The fair value of options granted during the three months ended March 31, 2014 was determined using the following weighted-average assumptions as of the grant date. There were no options granted during the three months ended March 31, 2013.

As of March 31, 2014
Risk-free interest rate	2.13%
Expected term, in years	7.10
Expected stock price volatility	40.90%
Dividend yield	—%

The following table represents stock option activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	2,274,165	$3.35
Granted	161,250	$2.16
Exercised	—
Forfeited	(5,215)	$62.95
Outstanding, March 31, 2014	2,430,200	$3.14	9.27	$11,400
Exercisable, March 31, 2014	55,040	$37.89	5.99	$11,400
On February 27, 2014, as reported on a Current Report on Form 8-K filed on March 4, 2014, the 2012 LTIP was modified effective February 28, 2014. The modification consisted of the vesting period changing from three years to five years. In addition, 96,250 supplemental stock options were authorized and will vest over a five year period in accordance with the modification. The supplemental stock options are exercisable at $2.33 per share and are otherwise identical to the original stock options and are subject to other terms and conditions of the 2012 LTIP and to the specific stock option awards.
As of March 31, 2014, shares available for future option grants to employees and directors under existing plans were zero, zero and 3,025,525 for the 1999 LTIP, 2002 LTIP and 2012 LTIP, respectively.
As of March 31, 2014, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 4.00 years.
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
As of March 31, 2014, unearned share-based compensation associated with these awards totaled $1.8 million. The Company recognized compensation expense, net of forfeitures, of $148 thousand and $61 thousand for the three months ended March 31, 2014 and 2013, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 3.78 years.
The following table represents restricted stock activity for the period ended March 31, 2014:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2014	884,991		$2.35
Granted	32,500		$2.09
Vested	(12,911)
Forfeited	—
Nonvested, March 31, 2014	904,580	[1]	$2.33
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Loans Held For Sale: Fair value for loans originated to be held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2). Fair value of loans transferred to held for sale is determined using the carrying amount of the loans before they were transferred to loans held for sale net of any allowance for loan and lease loss, resulting in a Level 3 fair value classification.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$—	$—	$—
Mortgage-backed—residential	—	78,257	—	78,257
Municipals	—	20,903	—	20,903
Other	—	20,869	58	20,927
Total securities available-for-sale	$—	$120,029	$58	$120,087
Loans held for sale	$—	$1,919	$—	$1,919
Zero premium collar	$—	$123	$—	$123
Financial liabilities
Forward loan sales contracts	$—	$10	$—	$10
Cash flow swap	$—	$123	$—	$123

	Fair Value Measurements at
	December 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$4,156	$—	$4,156
Mortgage-backed—residential	—	115,979	—	115,979
Municipals	—	31,721	—	31,721
Other	—	20,918	56	20,974
Total securities available-for-sale	$—	$172,774	$56	$172,830
Loans held for sale	$—	$220	$—	$220
Financial liabilities
Forward loan sales contracts	$—	$9	$—	$9
Cash Flow Swap	$—	$15	$—	$15

	Fair Value Measurements at
	March 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$65,860	$—	$65,860
Mortgage-backed—residential	—	151,884	—	151,884
Municipals	—	36,390	—	36,390
Other	—	3,993	48	4,041
Total securities available-for-sale	$—	$258,127	$48	$258,175
Loans held for sale	$—	$3,708	$—	$3,708
Financial liabilities
Forward loan sales contracts	$—	$28	$—	$28

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of March 31, 2014 and 2013.

March 31, 2014

	Balance as of December 31, 2013	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of March 31, 2014
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$56	2	—	—	$58

March 31, 2013

	Balance as of December 31, 2012	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of March 31, 2013
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$41	7	—	—	$48
At March 31, 2014, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.
The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the three months ended March 31, 2014.

	Carrying Value as of March 31, 2014	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2014
	(in thousands)
Other real estate owned –
Construction/development loans	$3,160	$—	$—	$3,160	$(3,045)
Residential real estate loans	521	—	—	521	(171)
Multi-family and farmland	—	—	—	—	—
Commercial real estate loans	1,649	—	—	1,649	(998)
Consumer loans	306	—	—	306	(41)
Other real estate owned	5,636	—	—	5,636	(4,255)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	502	—	—	502	—
Real Estate: Commercial	307	—	—	307	—
Real Estate: Construction	—	—	—	—	—
Commercial	65	—	—	65	—
Collateral-dependent loans	874	—	—	874	—
Totals	$6,510	$—	$—	$6,510	$(4,255)

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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the three months ended March 31, 2013.

	Carrying Value as of March 31, 2013	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2013
	(in thousands)
Other real estate owned -
Construction/development loans	$4,951	$—	$—	$4,951	$(3,668)
Residential real estate loans	1,058	—	—	1,058	(508)
Multi-family and farmland loans	840	—	—	840	(263)
Commercial real estate loans	3,079	—	—	3,079	(1,557)
Commercial and industrial loans	273	—	—	273	(150)
Other real estate owned	10,201	—	—	10,201	(6,146)

Collateral-dependent loans -
Real Estate: Residential 1-4 family	1,005	—	—	1,005	—
Real Estate: Commercial	350	—	—	350	—
Real Estate: Construction	26	—	—	26	—
Commercial	436	—	—	436	—
Collateral-dependent loans	1,817	—	—	1,817	—
Totals	$12,018	$—	$—	$12,018	$(6,146)
For the three month period ended March 31, 2014, the Company established, increased or decreased its valuation allowance on $5.6 million of other real estate owned. The Company recorded write-downs on other real estate owned of $309 thousand and $1.3 million during the three months ended March 31, 2014 and 2013, respectively. For collateral-dependent loans, no provision for loan loss was recorded during the three months ended March 31, 2014 and 2013. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2014 or 2013. There were no transfers between Level 1 and Level 2 during 2014 or 2013.
For loans transferred to held for sale the carrying amount was estimated by they carrying amount of the loans before they were transferred to loans held for sale, net of of any associated allowance for loan and lease loss.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. As of March 31, 2014, the adjustments between the appraised property and the comparison property range from (80.0)% to 113.7% with a weighted average adjustment of (7.0)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provided capitalization rates up to 10.5% with a weighted average of 9.1%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17.0% as of March 31, 2014.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at March 31, 2014.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$307	Sales comparison approach	Adjustment for differences between the comparable sales	(35.1)%	5.8%	(14.6)%
		Income Approach	Capitalization rate	10.5%	10.5%	10.5%
Impaired Loans - Residential	502	Sales comparison approach	Adjustment for differences between the comparable sales	(6.7)%	74.5%	29.7%
Impaired Loans - Commercial	65	Sales comparison approach	Adjustment for differences between the comparable sales	9.4%	39.5%	24.5%
OREO-Residential	521	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	112.0%	6.0%
OREO-Commercial	1,649	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	113.7%	9.4%
		Income Approach	Capitalization rate	8.0%	9.8%	9.1%
OREO-Construction	3,160	Sales comparison approach	Adjustment for differences between the comparable sales	(66.0)%	66.7%	(12.9)%
OREO- Consumer	306	Sales comparison approach	Adjustment for differences between the comparable sales	(9.6)%	13.0%	1.7%

For impaired loans and OREO properties at December 31, 2013, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (80.0)% to 112.0% with a weighted average adjustment of 0.75%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided a range of capitalization rates up to 10.5% with a weighted average of 7.97%. The Company's third-party appraisals did not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of December 31, 2013.
The following table presents quantitative information about Level 3 fair value measurements for significant items measured at fair value on a non-recurring basis at December 31, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$316	Sales comparison approach	Adjustment for differences between the comparable sales	(35.1)%	5.8%	(14.6)%
		Income Approach	Capitalization rate	10.5%	10.5%	10.5%
Impaired Loans - Residential	1,061	Sales Approach	Adjustment for differences between the comparable sales	(6.7)%	74.5%	29.7%
Impaired Loans - Commercial and Industrial	65	Sales comparison approach	Adjustment for differences between the comparable sales	9.4%	39.5%	24.5%
OREO-Residential	905	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	112.0%	(0.5)%
OREO-Commercial	1,983	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	100.0%	(1.5)%
		Income Approach	Capitalization rate	8.0%	10.5%	9.5%
OREO-Construction	3,127	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	90.0%	2.5%

For impaired loans and OREO properties at March 31, 2013, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (75.8)% to 183.0% with a weighted average adjustment of (8.6)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided capitalization rates up to 11.0% with a weighted average of 6.44%. The Company's third-party appraisals did not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of March 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at March 31, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$350	Sales comparison approach	Adjustment for differences between the comparable sales	(70.0)%	21.0%	(13.7)%
			Capitalization rate	—%	12.5%	9.9%
Impaired Loans - Residential	1,005	Sales Approach	Adjustment for differences between the comparable sales	(43.9)%	183.9%	3.4%
			Capitalization rate	—%	10.8%	10.8%
Impaired Loans - Construction	26	Sales comparison approach	Adjustment for differences between the comparable sales	(21.6)%	27.8%	3.1%
OREO-Residential	1,058	Sales comparison approach	Adjustment for differences between the comparable sales	(37.8)%	6.1%	(1.5)%
OREO-Commercial	3,079	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	82.0%	2.3%
			Capitalization rate	—%	9.6%	9.2%
OREO-Construction	4,951	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	83.4%	(0.5)%
OREO- Commercial and Industrial	273	Sales comparison approach	Adjustment for differences between the comparable sales	(63.9)%	102.9%	(2.6)%
			Capitalization rate	—%	11.0%	5.8%

The following table presents the estimated fair values of the Company’s financial instruments at March 31, 2014, December 31, 2013 and March 31, 2013.

		Fair Value Measurements at
		March 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$7,896	$7,896	$—	$—	$7,896
Interest bearing deposits in banks	11,503	11,503	—	—	11,503
Securities available-for-sale	120,087	—	120,029	58	120,087
Securities held-to-maturity	131,819	—	132,695	—	132,695
Federal Home Loan Bank stock	2,498	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	35,503	—	1,919	33,584	35,503
Loans, net	595,659	—	—	606,174	606,174
Accrued interest receivable	2,852	—	1,055	1,797	2,852
Financial liabilities
Deposits	841,832	454,577	389,096	—	843,673
Federal funds purchased and securities sold under agreements to repurchase	12,661	12,661	—	—	12,661
Other borrowings	37,585	37,585			37,585
Accrued interest payable	632	14	618	—	632

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,742	$10,742	$—	$—	$10,742
Interest bearing deposits in banks	10,126	10,126	—	—	10,126
Securities available-for-sale	172,830	—	172,774	56	172,830
Securities held-to-maturity	132,568	—	132,104	—	132,104
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	220	—	220	—	220
Loans, net	572,597	—	—	579,122	579,122
Accrued interest receivable	3,091	—	1,216	1,875	3,091
Financial liabilities
Deposits	857,269	446,048	413,477	—	859,525
Federal funds purchased and securities sold under agreements to repurchase	12,520	12,520	—	—	12,520
Other borrowings	20,000	20,000	—	—	20,000
Accrued interest payable	834	10	824	—	834

		Fair Value Measurements at
		March 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$9,407	$9,407	$—	$—	$9,407
Interest bearing deposits in banks	157,931	157,931	—	—	157,931
Securities available-for-sale	258,175	—	258,127	48	258,175
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	3,708	—	3,708	—	3,708
Loans, net	526,788	—	—	528,601	564,930
Accrued interest receivable	3,125	—	1,079	2,046	3,125
Financial liabilities
Deposits	990,894	425,280	569,516	—	994,796
Federal funds purchased and securities sold under agreements to repurchase	13,048	13,048	—	—	13,048
Accrued interest payable	1,493	13	1,480	—	1,493
NOTE 14 – COMMITMENTS AND CONTINGENCIES
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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2014, December 31, 2013 and March 31, 2013 was as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands)
Commitments to extend credit - fixed rate	$38,163	$36,273	$17,319
Commitments to extend credit - variable rate	$92,082	$94,857	$90,322
Total commitments to extend credit	$130,245	$131,130	$107,641

Standby letters of credit	$3,389	$3,208	$2,761

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

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS
In January 2014, the FASB issued Accounting Standards Update 2014-04, "Receivables - Troubled Debt Restructuring by Creditors." This update clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The update is effective for annual and interim periods within those annual periods, beginning after December 15, 2014. The Company does not believe this update will have a significant impact to the consolidated financial statements.

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
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors. There can be no assurance that the results, performance or achievements of the Company will not differ materially from those expressed or implied by forward-looking statements. Factors that could cause actual events or results to differ significantly from those described in the forward-looking statements include, but are not limited to, the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and, the failure of assumptions underlying the establishment of reserves for possible loan losses. For details on these and other factors that could affect expectations, see the cautionary language included under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, subsequent Quarterly Reports on Form 10-Q and other filings with the SEC.
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
FIRST QUARTER 2014 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three months ended March 31, 2014 and 2013. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto, which are included in this Form 10-Q.
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $980.5 million in assets as of March 31, 2014. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. ("FSGBank"), currently has 28 full-service banking offices, including its headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 275 full-time equivalent employees. In Dalton, Georgia, FSGBank operates under the name of Dalton Whitfield Bank; along the Interstate 40 corridor in Tennessee, FSGBank operates under the name of Jackson Bank & Trust. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.

Strategic Initiatives
Over the last two years, our primary mission has been to transform FSGBank into a premier community bank in East Tennessee. To accomplish this vision, three primary tasks were necessary: raising a significant amount of new capital, disposing of a large majority of our non-performing assets, and satisfying the Bank's Consent Order with the OCC. The successful execution of these three tasks would enable us to fully implement our business plan and expedite our transformation into a premier institution.
During 2013, we successfully completed a recapitalization by issuing 60,735,000 shares of our common stock for $91.1 million, or $1.50 per share, which included issuing common shares to the U.S. Treasury ("Treasury") for full satisfaction of our Preferred Stock issued as part of the Capital Purchase Program ("CPP") of Troubled Asset Relief Program ("TARP") (collectively, the "Recapitalization" ). Additionally, we issued 3,329,234 shares of common stock for $1.50 per share for gross proceeds of approximately $5.0 million to shareholders of record of the Company immediately preceding the Recapitalization (the "Rights Offering").
During 2013, we also executed a problem loan sale that was a pre-closing condition of the Recapitalization. During the fourth quarter of 2012, we identified $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million loss to reduce the loan balance to the expected net proceeds. During the first quarter of 2013, we recorded $1.4 million in transaction expenses and another $671.1 thousand in the third quarter of 2013. The aggregate expense associated with the loan sale was $16.0 million.
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") terminated the Consent Order with FSGBank.
With each of these three tasks now complete, we are fully implementing our business plan that will position us appropriately for both short-term and long-term success and our mission of becoming a top-tier community bank within our markets.
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
Loans— While cost reductions and revenue enhancements are being implemented, the return to profitability is largely associated with increasing loans and shifting the mix of earning assets from excess cash and investment securities into loans with a target of loans accounting for approximately 75% of total earning assets. From March 31, 2013 to March 31, 2014, we increased loans, including those held-for-sale, by $96.4 million, or 18.0%, with $57.0 million of loan growth in the first quarter of 2014. As of March 31, 2014, our loan to deposit ratio was 76.1% and our ratio of average loans to average earning assets was 67.9%. Subsequent to the completion of the Recapitalization, various lending opportunities were evaluated to enhance and expedite loan growth while maintaining our commitment to asset quality. During 2013, the following four niche lending initiatives were implemented. First, TriNet Direct is a new division focused on national net lease lending and includes three full-time equivalent employees. This unit originates construction of pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate on long-term leases to tenants that are investment grade or have investment grade attributes. Second, we have entered into an agreement with an unaffiliated third-party that originates small balance, unsecured consumer loans, primarily associated with home improvement additions, including financing new or replacement HVAC units, roofs, windows and other improvements. We are purchasing these consumer loans at a discount from the originator. Third, we have established a business credit sales and support team that originates structured loans secured by accounts receivable and inventory within our markets. The business credit department was implemented as we believe properly structured and monitored asset-based lending at the community bank level is an under-served market that can generate above-average return on a risk-adjusted basis. The fourth lending initiative is a unit focused on government lending, primarily originating and selling the guaranteed portion of SBA and USDA loans. This fourth initiative provides a greater impact on non-interest income through the premium and servicing revenue for sold loans. Collectively, we believe that our traditional banking officers, supplemented by these lending initiatives, will significantly impact our loan balances within the next twelve months and be the primary contributor to our return to core profitability.
As of March 31, 2014, we reclassified approximately $33.6 million of Tri-Net loans to held-for-sale to capitalize on market opportunities and assist in managing certain lending concentrations. We anticipate closing on the loan sale during the second quarter at a gain. Based on current market opportunities, we may continue to originate and sell a certain portion of the Tri-Net loans.

Deposits—A cornerstone of our business plan is to advance our deposit market share within our footprint through a focus on growth in pure deposits, defined as transaction accounts, and core deposits, defined as pure deposits plus CD's less than $100 thousand. In the preceding twelve months and over the next twelve months, we have and will experience significant maturities of brokered deposits. These maturities provide an opportunity to restructure the deposit mix with a shift towards lower cost funding. To support this initiative, we established clearly defined pure deposit growth objectives for each of our 28 branch locations and aligned our retail incentive plans accordingly. Leveraging our branches to grow market share with pure deposits will reduce our cost of funds, increase our margin and assist us in achieving overall profitability.
We have generated positive results in implementing our retail deposit strategy. From March 31, 2013 to March 31, 2014, $67.2 million of brokered deposits matured and the balance of customer CDs declined by $111.2 million. This structured reduction in high cost deposits was funded with our excess liquidity as well as our growth in pure deposits of approximately $29.3 million, or 6.9%. From December 31, 2013 to March 31, 2014, brokered deposits have decreased by a net of $2.5 million. Pure deposits have increased by $8.5 million from December 31, 2013 to March 31, 2014. As of March 31, 2014, the ratio of pure deposits to total deposits was approximately 54.0%, compared to 52.0% as of December 31, 2013 and only 42.9% as of March 31, 2013. Our goal is to achieve a ratio of pure deposits to total deposits of at least 55.0%.
We expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships, including through cross-selling to new loan customers.
Investment Securities and Liquidity—We have maintained excess liquidity since 2009 to reduce our liquidity risk given our credit and financial condition prior to the Recapitalization. During the second quarter of 2013, we began deploying the excess liquidity to purchase approximately $83.6 million in investment securities between March 31, 2013 and September 30, 2013. During the second half of 2013, we transferred certain federal agency, mortgage-based and municipal securities with a fair value of approximately $143 million from the available-for-sale portfolio to the held-to-maturity portfolio. The securities identified primarily consisted of securities with excessive price risk in higher interest rate environments. As of the transfer date, the unrealized holding loss was approximately $8.9 million. This unrealized loss will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield to result in no income statement impact. Subject to prepayment speeds, we anticipate between $1.5 million and $2.5 million of the unrealized loss to be accreted back into shareholders' equity during 2014. During the first quarter of 2014, approximately $482 thousand of the unrealized loss was accreted back into shareholders' equity. During the first quarter of 2014 and the fourth quarter of 2013, we sold approximately $48.5 million and $22.8 million, respectively, of investment securities to supplement existing liquidity sources to fund loan growth and to assist in maintaining our overall asset size.
Net Interest Margin—As discussed above, solid progress has been achieved in restructuring our earning assets and deposit mix. As a result, our net interest margin has improved by 96 basis points from 2.25% in the first quarter of 2013 to 3.21% in the first quarter of 2014. We anticipate additional margin improvement during the remainder of 2014. Overall, we believe a disciplined approach to managing our earning asset mix will improve our yield on earning assets, increase our margin and assist us in achieving overall profitability.
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
During the third quarter of 2013, we began the process of implementing the recommendations. In reviewing the retail branches, various efficiencies were identified that supported a reduction in staffing as well as a shift towards better utilizing part-time employees during peak transaction times. Reductions in the special assets and certain administrative functions were also identified. Collectively, we have reduced our employee base by 18.2% from 325 to 275 from March 31, 2013 to March 31, 2014. We closed two branches during December 2013 and announced the consolidation of two additional branches for the second quarter of 2014. Various other cost savings were identified and are being implemented as appropriate.
Strategic Initiative—Non-Interest Income Enhancement— In the current interest rate environment, a consistent and appropriate level of non-interest income is necessary to provide adequate returns on assets and capital. Over the last two years, significant resources have been devoted to enhancing our ability to generate an appropriate level of recurring non-interest income. Our primary components of non-interest income include: deposit fees, including point-of-sale income, trust revenue, mortgage banking income, bank-owned life insurance and gains on sales of loans.

Treasury Management—In 2013, we created a dedicated treasury management department that provides both sales and support for all cash management products and services for our deposit customers with an emphasis on business accounts. The focus of this department is to actively solicit new business deposit relationships as well as to support and assist our current customers. As stated above, our goal is to capture additional deposit market share by increasing our pure deposits. We believe a dedicated treasury management department will assist in generating pure deposit growth and the related fee income from the various cash management products and services.
Trust Fees—Our wealth management and trust department provides a full range of trust and estate services, investment management, including brokerage and insurance products, and private banking. Our revenues from this department are continuing to grow at a steady pace.
Mortgage Income—In the second half of 2013, our mortgage department transitioned to a dedicated underwriter model to increase our profitability and turnaround time. We are actively recruiting and hiring "purchase" originators with strong network connections to local real estate agents within our markets. While the overall mortgage landscape has changed dramatically over the last 12 months, we believe that our mortgage division can continue to generate a net profit as well as provide an important product to our customers.
Gains on Loan Sales—In 2013, we also established a dedicated Small Business Administration ("SBA") and government lending department. Since the lifting of our regulatory enforcement order, we have been approved as an SBA Preferred and Express Lender. We offer SBA 7(a), SBA 504 and USDA B&I loans. We believe this department can generate approximately $15 million of government loans in 2014 and provide a new revenue stream by selling the guaranteed portion of the loans for a premium. Additionally, we moved approximately $33.6 million of Tri-Net originated loans to held-for-sale as of March 31, 2014. We anticipate selling these loans at a premium during the second quarter. To the extent that market conditions remain favorable to providing premium pricing for these high credit quality real estate loans, we will continue to generate volumes sufficient to sell appropriate block levels of these loans. We will continue to hold a portion of the Tri-Net loans on balance sheet.
Collectively, we believe that each of these departments can generate new or increased levels of non-interest income in 2014 and beyond.
Strategic Initiative—Resolution of Regulatory Enforcement Actions— On March 10, 2014, the OCC terminated the Bank's Order that had been in place since April 28, 2010, when, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC (the "Order"). The Order provided the areas of our operations that warranted improvement, including reviewing and revising various policies and procedures, including those associated with credit concentration risk management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit administration. The Order also required elevated minimum regulatory capital ratios, which meant that FSGBank could be deemed no stronger than "adequately capitalized" under the FDIC's prompt corrective action provisions. Effective with the termination of the Order and as of March 31, 2014, FSGBank is deemed to be "well capitalized."
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
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. In December 2013, the FOMC stated that the federal funds rate is likely to remain low even beyond the time that the unemployment rates decline below 6% and inflation expectations remain below 2%. Additionally, the FOMC began tapering of Quantitative Easing 3 ("QE3") in January 2014 by reducing overall purchases $10 million to $75 million per month. Over the past year, the yield on the 10-year Treasury increased from approximately 1.87% as of March 31, 2013 to approximately 2.73% as of March 31, 2014. Most believe that the increase was a direct result of the comments surrounding the tapering of QE3 as well as continued improvement in economic data. We are actively monitoring our interest rate sensitivity and investment duration as it relates to our cash deployment strategy and overall balance sheet.

As of March 2014, the national unemployment rate improved to 6.7% from 7.5% as of March 2013. As of March 2014, the latest available state level data, the unemployment rates in Tennessee and Georgia were 7.0% and 7.0%, respectively. Our primary markets of Chattanooga and Knoxville, Tennessee continue to have better unemployment rates than the state average. As of February 2014, the unemployment rates for Chattanooga and Knoxville, Tennessee are 6.8% and 6.1%, respectively, both improvements from the rates as of March 2013 of 7.5% and 6.8%, respectively. Our Dalton, Georgia market continues to have a higher rate than the state average. As of February 2014, the unemployment rate for Dalton, Georgia was 9.1%, which has decreased from 10.4% as of March 2013.
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
Financial Results
As of March 31, 2014, we had total consolidated assets of $980.5 million, total loans of $604.9 million, total deposits of $841.8 million and shareholders’ equity of $84.7 million. For the three months ended March 31, 2014, our net loss allocated to common shareholders was $45 thousand resulting in basic net loss of $0.00 per share and diluted net loss of $0.00 per share for the quarter.
As of March 31, 2013, we had total consolidated assets of $1.0 billion, total loans of $540.3 million, total deposits of $1.0 billion and shareholders’ equity of $21.0 million. For the three months ended March 31, 2013, our net loss allocated to common shareholders was $7.9 million resulting in basic net loss of $4.90 per share and diluted net loss of $4.90 per share for the quarter.
For the three months ended March 31, 2014, net interest income increased by $1.7 million and noninterest income increased by $622 thousand compared to the same period in 2013. For the three months ended March 31, 2014, noninterest expense decreased by $3.4 million compared to the same period in 2013. The increase in net interest income for the three months ended March 31, 2014 is primarily due to increased loan fees from increased loan originations, reduced interest expense from lower interest rates and a reduction in brokered deposits. Noninterest income increased for the three months ended March 31, 2014, primarily due a increase in the gain on sales of securities, while noninterest expense decreased for the quarter primarily due to reductions in our FDIC insurance expense, non-performing asset expenses and salary expense. Full-time equivalent employees were 275 at March 31, 2014, compared to 325 at March 31, 2013.
The provision for loan and lease losses decreased $1.7 million from a provision of $678 thousand for the three month period ended March 31, 2013 to a negative provision of $972 thousand for the three month period ended March 31, 2014. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.
Our efficiency ratio decreased in the first quarter of 2014 to 109.3% compared to 190.7% in the same period of 2013 primarily due to an increase in net interest income combined with a decrease in noninterest expense. We anticipate our efficiency ratio to continue to improve during 2014 as we focus on enhancing revenue while continuing to reduce certain overhead expenses.

Net interest margin in the first quarter of 2014 was 3.21%, or 0.96% higher than the prior year period of 2.25%. We anticipate that our margin will improve during the remainder of 2014 as higher cost brokered deposits mature and are replaced with lower cost core deposits as well as anticipated loan growth. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.
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

RESULTS OF OPERATIONS
We reported a loss allocated to common shareholders for the three month period ended March 31, 2014 of $45 thousand compared to a net loss allocated to common shareholders for the same period in 2013 of $7.9 million. For the three months ended March 31, 2014, basic loss per share was $0.00 and diluted loss per share was $0.00 on approximately 65.7 million weighted average shares outstanding for both basic and diluted.
Net loss allocated to common shareholders improved by approximately $7.9 million for the three months ended March 31, 2014, compared to the same period for 2013. This was primarily a result of increased net interest income due to loan growth and lower rates on our deposits, a credit to our provisions for loan and lease losses as well as lower noninterest expense due to lower non-performing asset expenses, lower FDIC insurance expense and a decrease in our salary expense. As of March 31, 2014, we had 28 banking offices, including the headquarters, and 275 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three month period ended March 31, 2014 compared to the same period in 2013.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year
	March 31, 2014	Amount	Percentage
	(in thousands, except percentages)
Interest income	$8,329	$520	6.7%
Interest expense	1,404	(1,164)	(45.3)%
Net interest income	6,925	1,684	32.1%
Credit for loan and lease losses	(972)	(1,650)	(243.4)%
Net interest income after provision for loan and lease losses	7,897	3,334	73.1%
Noninterest income	2,635	622	30.9%
Noninterest expense	10,445	(3,390)	(24.5)%
Net loss before income taxes	87	7,346	(101.2)%
Income tax provision	132	13	10.9%
Net loss	(45)	7,333	(99.4)%
Net loss allocated to common shareholders	$(45)	$7,854	(99.4)%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended March 31, 2014, net interest income increased by $1.7 million, or 32.1%, to $6.9 million compared to $5.2 million for the same period in 2013.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended March 31, 2014 and 2013.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	March 31,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$604,298	$7,016	4.71%	$554,204	$6,670	4.88%
Securities – taxable (2)	241,952	1,066	1.79%	232,488	918	1.60%
Securities – non-taxable (2)	30,611	365	4.84%	20,777	205	4.00%
Other earning assets	13,653	13	0.39%	156,117	122	0.32%
Total earning assets	890,514	8,460	3.85%	963,586	7,915	3.33%
Allowance for loan and lease losses	(10,507)			(14,365)
Intangible assets	313			574
Cash & due from banks	9,232			13,423
Premises & equipment	28,098			29,244
Other assets	49,974			54,722
TOTAL ASSETS	$967,624			$1,047,184
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$98,204	47	0.19%	$86,342	74	0.35%
Money market accounts	162,545	119	0.30%	147,588	208	0.57%
Savings deposits	41,111	11	0.11%	39,818	14	0.14%
Time deposits of less than $100 thousand	177,545	309	0.71%	225,314	564	1.02%
Time deposits of $100 thousand or more	148,971	304	0.83%	199,749	556	1.13%
Brokered CDs and CDARS®	70,204	561	3.24%	153,741	1,136	3.00%
Repurchase agreements and other borrowings	35,406	53	0.61%	13,299	16	0.49%
Total interest bearing liabilities	733,986	1,404	0.78%	865,851	2,568	1.20%
Net interest spread		$7,056	3.07%		$5,347	2.13%
Noninterest bearing demand deposits	144,960			140,496
Accrued expenses and other liabilities	4,338			13,653
Shareholders’ equity	93,555			24,115
Accumulated other comprehensive income	(9,215)			3,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$967,624			$1,047,184
Impact of noninterest bearing sources and other changes in balance sheet composition			0.14%			0.12%
Net interest margin			3.21%			2.25%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $131 thousand and $106 thousand for the quarters ended March 31, 2014 and 2013, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO 2013

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$588	$(242)	$346
Securities – taxable	38	110	148
Securities – non-taxable	111	49	160
Other earning assets	(131)	22	(109)
Total earning assets	606	(61)	545
Interest bearing liabilities:
Interest bearing demand deposits	9	(36)	(27)
Money market accounts	19	(108)	(89)
Savings deposits	—	(3)	(3)
Time deposits of less than $100 thousand	(105)	(150)	(255)
Time deposits of $100 thousand or more	(123)	(129)	(252)
Brokered CDs and CDARS®	(661)	86	(575)
Repurchase agreements and other borrowings	32	5	37
Total interest bearing liabilities	(829)	(335)	(1,164)
Increase in net interest income	$1,435	$274	$1,709

Net Interest Income – Volume and Rate Changes

Interest income on a fully-tax equivalent basis for the three months ended March 31, 2014 was $8.5 million, a 6.9% increase compared to the same period in 2013. Average earning assets decreased $73.1 million, or 7.6%, in the first quarter of 2014 compared to the same period in 2013. As compared to the first quarter of 2013, average loans increased in the first quarter of 2014 by $50.1 million, or 9.0%. During 2013 and the first quarter of 2014, we began deploying excess liquidity into investment securities and reducing high rate deposits, as shown by a $142.5 million decrease in other earning assets. The net impact for changes in volumes and rates of interest earning assets for the three months ended March 31, 2014 increased interest income by $606 thousand for changes in volume and decreased interest income by $61 thousand for changes in the rate of interest earning assets. Decreased earnings from the changes in rates on interest earning assets was offset by the yield on interest-bearing liabilities. The total impact on net interest income from changes in volume was an increase of $1.4 million for the three months ended March 31, 2014 when compared to the same period in 2013.
The tax equivalent yield on average earning assets increased by 0.52% for the three months ended March 31, 2014, compared to the same period in 2013, largely driven by our higher-yielding loans composing a greater portion of our asset mix. The yield on average loans decreased by 0.17% to 4.71% for the three months ended March 31, 2014, compared to the same period in 2013. The yields on average investment securities taxable, investment securities non-taxable and average other earning assets increased by 0.19%, 0.84% and 0.07%, respectively, for the three months ended March 31, 2014 compared to the same period in 2013.
Total interest expense was $1.4 million for the three months ended March 31, 2014, or 45.3% lower than the same period in 2013. Average interest bearing liabilities decreased by $131.9 million for the three month period ended March 31, 2014 compared to the same period in 2013, largely driven by our focus on generating "pure" transaction deposits plus our overall balance sheet restructuring. Comparing the first quarter of 2014 to the same period in 2013, average brokered deposits declined by $83.5 million while retail certificates of deposits declined by $47.8 million and jumbo certificates of deposit decreased $50.8 million. The reductions in volume reduced interest expense by $829 thousand for the three month period ended March 31, 2014, respectively. Further reducing interest expense $335 thousand for the three month period ended March 31, 2014 was the decline in rates paid on interest bearing liabilities, primarily in money market and retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
Prior to the Recapitalization, we maintained above market rates on deposits to ensure we maintained excess liquidity. Following the Recapitalization, we reduced our rates on all deposit products. The reduction of rates on interest bearing liabilities reduced interest expense by $1.2 million for the three months ended March 31, 2014 when compared to the same period in 2013. The average rate paid on interest bearing liabilities for 2014 decreased by 42 basis points to 0.78%. The average rate paid on in-market retail CDs declined by 31 basis points and the average rate paid on jumbo CDs declined by 30 basis points, resulting in a savings of approximately $626 thousand.
We expect average earning assets to grow through the remainder of 2014 as loan volume improves and we continue to reduce the investment security portfolio and deploy those proceeds into loans and higher yielding assets. The average yield on loans for the remainder of 2014 is anticipated to be consistent with or slightly decline compared to 2013 as we continue to operate in a more competitive environment due to relatively flat loan demand in our markets. We expect average brokered deposits will continue to decline through the remainder of 2014 while all other interest bearing liabilities are expected to increase to fund the expected assets growth. Rates paid on deposits are expected to continue to decline compared to 2013 rates as higher cost brokered CDs mature and are replaced with lower rate core deposits or funded from our excess liquidity.
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
Our net interest rate spread (on a tax equivalent basis) was 3.07% for the three months ended March 31, 2014 compared to 2.13% for the same period in 2013. Our net interest margin was 3.21% for the three months ended March 31, 2014 compared to 2.25% for the same period in 2013. The increase in the net interest spread and net interest margin comparing 2014 to 2013 was primarily due to lower rates associated with the interest bearing liabilities largely due to the decrease in brokered deposits. Noninterest bearing deposits contributed 14 basis points to the margin during the three months ended March 31, 2014 and 12 basis points for the three month period ended March 31, 2013.
We anticipate our net interest spread and net interest margin to continue improving during the remainder of 2014. However, improvement is dependent on multiple factors including our ability to grow loans, raise core deposits, maturities of brokered deposits, our deposit and loan pricing, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.
Provision (Credit) for Loan and Lease Losses
The provision for loan and lease losses during the three month period ended March 31, 2014 was a credit, or negative provision, of $972 thousand compared to charges against income of $678 thousand for the same period in 2013. Net charge-offs for the three months ended March 31, 2014 were $228 thousand compared to net charge-offs of $978 thousand for the same period in 2013. Annualized net charge-offs as a percentage of average loans were 0.15% for the three months ended March 31, 2014 compared to 0.71% for the same period in 2013. Our peer group’s average annualized net charge-offs as a percentage of average loans as reported in the Uniform Bank Performance Report at December 31, 2013, the most recent information available, was 0.29%.
The decrease in our provision for loan and lease losses for the first three months of 2014 compared to the same period in 2013 resulted from our analysis of probable incurred losses in the loan portfolio, positive asset quality trends and lower loss rates. As of March 31, 2014, specific reserves for impaired loans totaled $560 thousand compared to $450 thousand as of December 31, 2013 and $57 thousand as of March 31, 2013. At March 31, 2014, due to minimal charge-offs and fewer non-performing loans, our ratio of the allowance to total loans was 1.52% compared to 1.80% at December 31, 2013 and 2.50% at March 31, 2013.
As of March 31, 2014, management determined our allowance of $9.2 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at June 30, 2014, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.
We will continue to provide provision expense as necessary to maintain an allowance level adequate to absorb known and probable incurred losses inherent in our loan portfolio. As the determination of provision expense, or reversal, is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision impact for the remainder of 2014. Furthermore, the provision expense could materially increase or decrease in 2014 depending on a number of factors, including, among others, the level of net charge-offs, the amount of classified loans and value of collateral associated with impaired loans and the level of loan growth realized.
Noninterest Income
Noninterest income totaled $2.6 million for the three months ended March 31, 2014, an increase of $622 thousand, or 18.7%, from the same period in 2013. The quarterly increase is primarily a result of net gains from sales of securities available for sale.
The following table presents the components of noninterest income for the three month period ended March 31, 2014 and 2013.
NONINTEREST INCOME

	Three Months Ended
	March 31,
	2014	Percent Change	2013
	(in thousands, except percentages)
Service charges on deposit accounts	741	0.7%	736
Point-of-sale (POS) fees	401	8.1%	371
Bank-owned life insurance income	351	45.0%	242
Mortgage loans and related fees	180	(39.2)%	296
Trust fees	200	36.1%	147
Net gains on sales of securities available-for-sale	371	100.0%	—
Other income	391	76.9%	221
Total noninterest income	$2,635	30.9%	$2,013

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including NSF fees, were $741 thousand for the three months ended March 31, 2014, an increase of $5 thousand, or 0.7% from the same period in 2013. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees increased 8.1% to $401 thousand for the three months ended March 31, 2014 compared to the same period in 2013. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $351 thousand for the three months ended March 31, 2014, an increase of $109 thousand or 45.0% from 2013 levels. The increase was related to a one-time interest bonus for certain policies. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 7.10% for the three months ended March 31, 2014.
Mortgage loan and related fees for the three months ended March 31, 2014 decreased $116 thousand, or 39.2% to $180 thousand compared to $296 thousand in the same period of 2013. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. Mortgages originated for sale in the secondary market totaled $4.1 million and $12.7 million as of March 31, 2014 and March 31, 2013, respectively. Mortgages sold in the secondary market totaled $2.7 million and $12.6 million as of March 31, 2014 and March 31, 2013, respectively. We sell these loans with the right to service the loan being released to the purchaser for a fee. During the second half of 2013, we focused on recruiting and retaining mortgage originators with a focus on purchase originations due to the significant declines in refinancing activities. Mortgage fee income for the remainder of 2014 will be dependent on market conditions.

Trust and wealth management fee income improved to $200 thousand, or 36.1%, for the three months ended March 31, 2014 compared to $147 thousand for the same period in 2013. We expect trust fee income to continue increasing during 2014.
Net gains on sales of securities available-for-sale for the three months ended March 31, 2014 increased $371 thousand from zero when compared to the same period in 2013.
Other income for the three months ended March 31, 2014 was $391 thousand compared to $221 thousand for the same period in 2013. The components of other income primarily consist of ATM fee income, underwriting revenue, safe deposit box fee income, repossessions, leased equipment and premises and equipment.
Noninterest Expense
Noninterest expense decreased $3.6 million or 25.6% to $10.4 million for the three months ended March 31, 2014 compared to $13.8 million for the same period in 2013. Total noninterest expense decreased for the three months ended March 31, 2014, primarily due to decreases in regulatory assessments and a decrease in non-performing asset expense.
The following table represents the components of noninterest expense for the three month period ended March 31, 2014 and 2013.

NONINTEREST EXPENSE

	Three Months Ended
	March 31,
	2014	Percent Change	2013
	(in thousands, except percentages)
Salaries & benefits	$5,274	(6.0)%	$5,609
Occupancy	820	0.2%	818
Furniture and equipment	557	1.5%	549
Professional fees	599	(0.3)%	601
FDIC insurance	311	(68.9)%	1,000
Write-downs on OREO and repossessions	309	(76.5)%	1,315
Losses on other real estate owned, repossessions and fixed assets	10	(91.5)%	117
Non-performing asset expenses	221	(88.2)%	1,877
Data processing	588	3.9%	566
Communications	150	17.2%	128
ATM/Debit Card fees	258	18.9%	217
Intangible asset amortization	48	(36.0)%	75
Printing & supplies	207	50.0%	138
Advertising	134	36.7%	98
Insurance	325	(19.6)%	404
OCC Assessments	94	(26.0)%	127
Other expense	540	175.5%	196
Total noninterest expense	$10,445	(24.5)%	$13,835

Salaries and benefits for the three months ended March 31, 2014 decreased $335 thousand or 6.0% compared to the same period in 2013. The decrease in salaries and benefits is primarily related to a reduction in the number of employees. The total savings provided by the reduction in the total number of employees was partially offset by the hiring of management level, full time equivalent employees to help meet the objectives of our strategic plan. As of March 31, 2014, we had 28 full-service banking offices with 275 full-time equivalent employees. As of March 31, 2013, we had 30 full-service banking offices with 325 full-time equivalent employees.
Occupancy expense increased $2 thousand, or 0.2% for the three months ended March 31, 2014 compared to the same period in 2013, primarily the result of adjustments to lease expenses. As of March 31, 2014, First Security leased six facilities and the land for two branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.

Professional fees decreased $2 thousand for the three months ended March 31, 2014 compared to the same period in 2013. Professional fees include fees related to investor relations, outsourcing compliance and a portion of internal audit, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs and regulatory matters.
FDIC deposit premium insurance decreased $689 thousand to $311 thousand for the three months ended March 31, 2014 compared to the same period in 2013. The decrease is a direct result of the bank's improved capital condition at March 31, 2014.
Insurance expense decreased $79 thousand to $325 thousand for the three months ended March 31, 2014, compared to the same period in 2013. The reduction in insurance expense is based on our improved risk profile and applicable reductions to our insurance costs.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to the appraised values. Write-downs have declined due to fewer properties currently in or being transfered into OREO. Write-downs on OREO and repossessions decreased $1.0 million, or 76.5%, for the three month period ended March 31, 2014 compared to the same period in 2013. Write-downs for the remainder of 2014 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions, and our ability to liquidate properties.
Net losses on OREO, repossessions and fixed assets decreased $107 thousand to $10 thousand, or 91.5%, for the three month period ended March 31, 2014, compared to the same period in 2013. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our fair value assumptions applied to OREO, as discussed above.
Non-performing asset expenses include, among other items, maintenance, repairs, utilities, taxes and storage costs. These costs decreased $1.7 million, or 88.2%, for the three months ended March 31, 2014 compared to the same period in 2013. Historically, our holding costs have been commensurate with the level of nonperforming assets. We anticipate continued reductions in this category during 2014.
Data processing fees increased 3.9% for the three months ended March 31, 2014 compared to the same period in 2013. The monthly fees associated with data processing are typically based on transaction volume.
Intangible asset amortization expense declined $26 thousand, or 36.0% for the three months ended March 31, 2014 compared to the same period in 2013. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2014.
Other expense increased $344 thousand for the three months ended March 31, 2014, respectively, compared to the same period in 2013. The increase in other expense is associated with several sub-components and was part of the normal course of conducting business.
Income Taxes
We recorded an income tax provision of $132 thousand for the three months ended March 31, 2014 compared to an income tax provision of $119 thousand for the same period in 2013. For the three months ended March 31, 2014, we recorded $422 thousand in additional deferred tax valuation allowance to offset the tax benefits generated during the first quarter of 2014, including changes in other comprehensive income.
At March 31, 2014, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements.
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

FINANCIAL CONDITION

As of March 31, 2014, we had total consolidated assets of $980.5 million, total loans held-for-investment of $604.9 million, loans held-for-sale of $35.5 million, total deposits of $841.8 million and shareholders’ equity of $84.7 million. As of December 31, 2013, we had total consolidated assets of $977.6 million, total loans of $583.1 million, total deposits of $857.3 million and shareholders' equity of $83.6 million. As of March 31, 2013, we had total assets of $1.0 billion, total loans of $540.3 million, total deposits of $1.0 billion and shareholders' equity of $21.0 million.
Loans
As we continue to implement our strategic initiatives and restructure the mix of earning assets, we expect to realize continued growth in our loan portfolio. As of March 31, 2014, total loans increased by $21.8 million, or 3.7% (1.6% annualized), from December 31, 2013 and increased by $64.6 million, or 11.9%, from March 31, 2013.

The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$147,672	$181,988	$181,624	(18.9)%	(18.7)%
Commercial	304,561	261,935	223,737	16.3%	36.1%
Construction	41,664	39,936	37,894	4.3%	9.9%
Multi-family and farmland	16,900	17,663	16,530	(4.3)%	2.2%
	510,797	501,522	459,785	1.8%	11.1%
Commercial loans	63,900	55,337	61,904	15.5%	3.2%
Consumer installment loans	24,108	21,103	11,880	14.2%	102.9%
Leases, net of unearned income	—	—	373	—%	(100.0)%
Other	6,054	5,135	6,346	17.9%	(4.6)%
Total loans	604,859	583,097	540,288	3.7%	12.0%
Allowance for loan and lease losses	(9,200)	(10,500)	(13,500)	(12.4)%	(31.9)%
Net loans	$595,659	$572,597	$526,788	4.0%	13.1%

Loans year-to-date have remained consistent with an increase of approximately $21.8 million when compared to December 31, 2013. This is mostly due to an increase in commercial real estate loans of $42.6 million, or 16.3%, and an increase in commercial and industrial loans of $8.6 million, or 15.5%, offset by a decrease in residential 1-4 family real estate loans of $34.3 million, or 18.9%.
Comparing March 31, 2014 to March 31, 2013, loans increased by $64.6 million, or 12.0%. The largest declining loan balance was residential 1-4 family loans of $34.0 million, a decrease of 18.7%. This decrease was offset by increases in commercial real estate loans of $80.8 million, or 36.1%, and consumer loans of $12.2 million, an increase of 102.9%.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate solid loan growth to continue during the remainder of 2014. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves and wholesale funding, as necessary and appropriate. Loan growth may also be restricted by the necessity to maintain appropriate capital levels.

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the three months ended March 31, 2014 and 2013. The provision for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $6 thousand for the three month period ended March 31, 2014 and 2013, respectively. The reserve for unfunded commitments totaled $288 thousand and $264 thousand as of March 31, 2014 and 2013, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Three Months Ended
	March 31,
	2014	2013
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$10,500	$13,800
(Credit) Provision for loan and lease losses	(972)	678
Sub-total	9,528	14,478
Charged-off loans:
Real estate – residential 1-4 family	194	651
Real estate – commercial	176	126
Real estate – construction	—	468
Real estate – multi-family and farmland	—	—
Commercial loans	6	25
Consumer installment and other loans	129	184
Leases, net of unearned income	29	—
Other loans		—
Total charged-off	534	1,454
Recoveries of charged-off loans:
Real estate – residential 1-4 family	82	111
Real estate – commercial	8	37
Real estate – construction	61	40
Real estate – multi-family and farmland	4	6
Commercial loans	17	122
Consumer installment and other loans	86	104
Leases, net of unearned income	47	55
Other	1	1
Total recoveries	306	476
Net charged-off loans	228	978
Decrease from transfer of loans held-for-investment to loans held-for-sale	(100)	—
Allowance for loan and lease losses – end of period	$9,200	$13,500
Total loans – end of period	$604,859	$540,288
Average loans	$604,298	$554,204
Net loans charged-off to average loans, annualized	0.15%	0.71%
Provision (credit) for loan and lease losses to average loans, annualized	(0.64)%	0.16%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.52%	2.50%
Nonperforming loans	133.70%	117.76%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of March 31, 2014		As of December 31, 2013		As of March 31, 2013
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$3,423	24.4%	$4,063	31.2%	$5,979	33.6%
Real estate – commercial	2,882	50.4%	3,299	44.9%	3,412	41.4%
Real estate – construction	857	6.9%	899	6.8%	962	7.0%
Real estate – multi-family and farmland	731	2.8%	916	3.1%	1,106	3.1%
Commercial loans	754	10.6%	970	9.5%	1,818	11.5%
Consumer installment loans	545	4.0%	342	3.6%	189	2.2%
Leases, net of unearned income	—	—%	—	—%	11	0.1%
Other	8	1.0%	11	0.9%	23	1.1%
Total	$9,200	100.0%	$10,500	100.0%	$13,500	100.0%
__________________
1 Represents the percentage of loans in each category to total loans.
Throughout the economic downturn, the ratio of the allowance to total loans was significantly increased largely because of the level of nonperforming loans, the associated decline in real estate values, and the excessive level of charge-offs. These factors contributed to elevated levels of classified loans, which is a driving component of the allowance. Since March 31, 2013, we have experienced a significant decline in the level of non-performing loans. Nonperforming loans were $6.9 million, $8.1 million and $11.5 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. When comparing March 2014 to December 2013, non-performing loans decreased $1.2 million, and when compared to March 31, 2013, non-performing loans have decreased $4.6 million. During the fourth quarter of 2012, we identified approximately $36.2 million of under- and non-performing loans and recorded a $13.9 million charge-off to reduce the balance to the estimated net proceeds. These loans were sold in the first quarter of 2013. Our ratio of non-performing loans to total loans was 1.14% as of March 31, 2014 as compared to 1.39% as of December 31, 2013 and 2.12% as of March 31, 2013. Additionally, our minimal level of net charge-offs during the first quarter of 2014 have further supported our improving asset quality. Specifically, net charges-offs for the first quarter of 2014 were only $228 thousand, or 0.15% of average loans on an annualized basis compared to $978 thousand for the same period in 2013.
The combination of positive asset quality trends as well as low loss rates for the prior year resulted in a reduction in our allowance to loans ratio to 1.52%, compared to 1.80% at December 31, 2013 and 2.50% at March 31, 2013. We anticipate that our allowance model may support a lower allowance to loans ratio with continuation of the current asset quality and charge-off trends, however, we may need to provide additional provision expense in the future due to the expected loan growth.
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
The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2014, December 31, 2013 and March 31, 2013:
As of March 31, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$130,545	$8,705	$7,653	$769	$147,672
Real estate: Commercial	290,717	3,552	8,429	1,863	304,561
Real estate: Construction	38,477	2,235	952	—	41,664
Real estate: Multi-family and farmland	16,056	160	684	—	16,900
Commercial	59,870	2,098	1,632	300	63,900
Consumer	23,765	65	278	—	24,108
Leases	—	—	—	—	—
Other	6,008	—	46	—	6,054
Total Loans	$565,438	$16,815	$19,674	$2,932	$604,859

As of December 31, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Leases	—	—	—	—	—
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097

As of March 31, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$158,350	$8,544	$13,575	$1,155	$181,624
Real estate: Commercial	211,196	4,006	7,825	710	223,737
Real estate: Construction	37,018	93	757	26	37,894
Real estate: Multi-family and farmland	14,609	818	1,103	—	16,530
Commercial	52,903	801	6,158	2,042	61,904
Consumer	11,386	105	389	—	11,880
Leases	—	88	—	285	373
Other	6,241	—	105	—	6,346
Total Loans	$491,703	$14,455	$29,912	$4,218	$540,288

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $2.9 million at March 31, 2014, $3.6 million at December 31, 2013 and $4.2 million at March 31, 2013. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with specific impaired loans totaled $560 thousand as of March 31, 2014, compared to $450 thousand as of December 31, 2013 and $57 thousand as of March 31, 2013. General reserves totaled $8.6 million as of March 31, 2014, compared to $10.0 million as of December 31, 2013 and $13.4 million as of March 31, 2013. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. Our allowance as a percentage of total loans has decreased mostly due to a credit to our provision for loan and lease loses and a decrease in non-performing loans. The ratio of the general reserves to the applicable loan pools has declined from 2.48% as of March 31, 2013 and 1.71% as of December 31, 2013 to 1.4% as of March 31, 2014.

We believe that the allowance for loan and lease losses as of March 31, 2014 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Asset Quality Strategic Initiatives
As of March 31, 2014, our loan portfolio was 61.7% of total assets. Over the past four years, we have implemented a number of significant strategies to further address our asset quality, with the sale of under- and non-performing loans being a significant component of those strategies. The implementation of these strategies has assisted our ability to reduce our total non-performing loans as of March 31, 2014 by $628 thousand, or 24.5%, and $1.3 million, or 30.5%, respectively, and reduce our total nonperforming assets as of March 31, 2014 by $1.1 million, or 13.8%, and $5.6 million, or 44.4%, respectively, when compared to December 31, 2013 and March 31, 2013. As of March 31, 2014, our asset quality is consistent with or better than our peer group. We believe our continued implementation of these and related strategies will enable us to show further improvement in our asset quality in 2014.
The key initiatives we have implemented over the last four years include the restructuring and centralization of our credit administration department, outsourcing the marketing and sales process of our OREO properties, and adding depth and expertise in credit administration, at both the senior and the analyst levels.
Loan reviews are performed by a third party. The reviews are risk-based and historically targets 60% to 70% of our portfolio over an 18-month cycle. During 2013, we achieved the 60% to 70% review of our portfolio over a 12-month cycle, focusing on a risk-based approach. We anticipate similar coverage during 2014.

Asset Quality and Non-Performing Assets Analysis and Discussion
As of March 31, 2014, our allowance for loan and lease losses as a percentage of total loans was 1.52%, which is a decrease from the 1.80% as of December 31, 2013 and a decrease from the 2.50% as of March 31, 2013.  Net charge-offs as a percentage of average loans (annualized) decreased to 0.15% for the three months ended March 31, 2014 compared to 0.71% for the same period in 2013. As of March 31, 2014, non-performing assets decreased to $14.0 million, or 1.42% of total assets, from $16.3 million, or 1.67% of total assets as of December 31, 2013 and decreased from $24.2 million, or 2.32% of total assets as of March 31, 2013. The allowance as a percentage of total non-performing loans was 133.7% as of March 31, 2014 compared to 129.14% at December 31, 2013 and 117.8% at March 31, 2013.
We believe that overall asset quality will continue to improve. From December 31, 2013 to March 31, 2014, we have seen positive results in improving our asset quality. Special mention loans decreased $1.2 million, or 6.6%, from $18.0 million as of December 31, 2013 to $16.8 million as of March 31, 2014. Comparing March 31, 2014 to March 31, 2013, special mention loans increased by $2.4 million, or 16.3%. Substandard loans decreased $2.5 million, or 10.0%, from $25.1 million at December 31, 2013 to $22.6 million at March 31, 2014. Comparing March 31, 2014 to March 31, 2013, substandard loans decreased by $11.5 million, or 33.8%. Even though our special mention loans are up slightly from previous periods, we believe based on the trends in substandard loans, there is minimal additional migration to nonperforming loans from the performing loans. We have also achieved steady reductions in other real estate owned. OREO declined by $1.1 million, or 13.8%, from $8.2 million as of December 31, 2013 to $7.1 million as of March 31, 2014. Comparing March 31, 2014 to March 31, 2013, OREO declined by $5.6 million, or 44.4%. This is a direct result of our increased efforts to liquidate and sell our OREO properties.
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
NON-PERFORMING ASSETS BY TYPE

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands, except percentages)
Nonaccrual loans	$6,027	$7,203	$10,194
Loans past due 90 days and still accruing	854	928	1,270
Total nonperforming loans, including loans 90 days and still accruing	$6,881	$8,131	$11,464

Other real estate owned	$7,067	$8,201	$12,706
Repossessed assets	8	12	16
Total nonperforming assets	$13,956	$16,344	$24,186

Nonperforming loans as a percentage of total loans	1.14%	1.39%	2.12%
Nonperforming assets as a percentage of total assets	1.42%	1.67%	2.32%

The following table provides the classifications for nonaccrual loans and other real estate owned as of March 31, 2014, December 31, 2013 and March 31, 2013.

NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$364	3	$365	3	$462	6
Residential real estate loans	1,884	43	2,727	45	5,065	59
Commercial real estate loans	2,319	11	2,653	13	1,560	12
Commercial and industrial loans	1,201	17	1,137	17	2,484	21
Commercial leases	—	—	—	—	313	28
Consumer and other loans	259	10	321	11	310	11
Total	$6,027	84	$7,203	89	$10,194	137
Other real estate owned
Construction/development loans	$3,321	194	$3,806	242	$5,391	241
Residential real estate loans	1,219	21	1,905	50	1,830	30
Commercial real estate loans	2,221	16	2,490	30	4,372	24
Multi-family and farmland	—	—	—	—	840	2
Commercial and industrial loans	306	1	—	—	273	1
Total	$7,067	232	$8,201	322	$12,706	298

Nonaccrual loans totaled $6.0 million, $7.2 million and $10.2 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Loans held-for-sale as of March 31, 2014, December 31, 2013 and March 31, 2013 did not include any non-accrual or loans past due ninety days and still accruing. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of March 31, 2014, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of March 31, 2014, nonaccrual loans decreased by $1.2 million, or 16.3%, compared to December 31, 2013. Comparing March 31, 2014 to December 31, 2013, nonaccrual residential real estate loans decreased by $843 thousand and commercial real estate loans decreased by $334 thousand. The decreases were primarily due to the loan sale that closed in February of 2013 as well as charge-offs and principal payments. We continue to actively pursue appropriate strategies to reduce the current level of nonaccrual loans.
OREO decreased $1.1 million from December 31, 2013 to March 31, 2014. As previously mentioned, we have outsourced the marketing and sales process of our OREO properties to market-leading real estate firms. During the three months ended March 31, 2014, we sold 15 properties for $1.2 million. We expect continued OREO resolutions during 2014 due to marketing strategies and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing decreased $74 thousand for the quarter ending March 31, 2014 when compared to December 31, 2013. As of March 31, 2014, the $854 thousand in loans 90 days past due and still accruing was composed of $850 thousand in residential real estate loans and $4 thousand of consumer loans.
Loans 90 days past due and still accruing were $928 thousand as of December 31, 2013. Of these past due loans as of December 31, 2013, residential real estate loans totaled $773 thousand, $68 thousand in commercial and industrial loans, $76 thousand in consumer loans and the remainder in other categories.
For the quarter ending March 31, 2014, loans 90 days past due and still accruing decreased $416 thousand when compared to the same period in 2013. As of March 31, 2013, the $1.3 million in loans 90 days past due and still accruing was composed of $369 thousand in residential real estate loans, $565 thousand in commercial real estate loans, $189 thousand in commercial loans, and the remainder in other categories.
Total non-performing assets as of the first quarter of 2014 were $14.0 million compared to $16.3 million at December 31, 2013 and $24.2 million at March 31, 2013.

As of March 31, 2014, our asset quality ratios are consistent with or more favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $1 billion to $3 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of December 31, 2013, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	1.14%	1.61%
Nonperforming loans[1] as a percentage of the allowance	74.79%	91.79%
Nonperforming loans[1] as a percentage of equity capital	8.13%	9.17%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	2.28%	2.31%
__________________
1 Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity.  During the fourth quarter of 2013 and the first quarter of 2014 we sold approximately $57.0 million and $48.5 million of investments to redeploy the funds into loans. There may be additional sales of securities classified as available-for-sale in 2014 as deemed appropriate.
Available-for-sale securities totaled $120.1 million at March 31, 2014, $172.8 million at December 31, 2013 and $258.2 million at March 31, 2013. Held-to-maturity securities totaled $131.8 million at March 31, 2014 and $132.6 million at December 31, 2013. The held-to-maturity securities were transferred from the available-for-sale securities in the third and fourth quarter of 2013. The transfer to the held-to-maturity classification was to minimize any further unrealized losses due to an increase in interest rates, which does not impact regulatory capital, but does impact total shareholders' equity and book value. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The decrease in securities of $53.5 million at March 31, 2014 from December 31, 2013, reflects the sale of securities noted above. At March 31, 2014, December 31, 2013 and March 31, 2013, the available-for-sale securities portfolio had gross unrealized gains of approximately $1.1 million, $2.0 million and $4.5 million, and gross unrealized losses of approximately $1.5 million, $2.7 million and $569 thousand, respectively. At March 31, 2014 and December 31, 2013, the held-to maturity securities had gross unrecognized gains of approximately $1.6 million and $656 thousand and gross unrecognized losses of approximately $710 thousand and $1.1 million, respectively. Our securities portfolio at March 31, 2014 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools, collateralized loan obligations and corporate bonds.

The following tables provides the amortized cost of our available-for-sale and held-to-maturity securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$1,410	$10,468	$3,727	$3,466	$19,071
Municipal - taxable	197	639	222	541	1,599
Agency bonds	—	—	—	—	—
Agency issued REMICs	533	29,321	5,238	—	35,092
Agency issued mortgage pools	—	28,485	14,874	—	43,359
Other	—	4,425	16,934	—	21,359
Total	$2,140	$73,338	$40,995	$4,007	$120,480
Tax Equivalent Yield	3.14%	2.29%	1.95%	2.75%	2.22%

MATURITY OF HTM INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$—	$—	$—	$8,314	$8,314
Municipal - taxable	—	—	14,299	4,478	18,777
Agency bonds	—	10,042	45,531	8,253	63,826
Agency issued REMICs	—	24,811	2,557	—	27,368
Agency issued mortgage pools	—	1,741	2,265	9,528	13,534
Total	$—	$36,594	$64,652	$30,573	$131,819
Tax Equivalent Yield	—%	1.59%	1.82%	2.65%	1.94%

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
As of March 31, 2014, we performed an impairment assessment of the available-for-sale securities in the portfolio and the held-to-maturity portfolio that had an unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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
As of March 31, 2014, gross unrealized losses in our available-for-sale portfolio totaled $1.5 million, compared to $2.6 million as of December 31, 2013 and $569 thousand as of March 31, 2013. As of March 31, 2014, gross unrecognized losses in our held-to-maturity portfolio totaled $710 thousand compared to $1.1 million as of December 31, 2013. As of March 31, 2014, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of twenty-three securities), municipals (consisting of nine securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of twelve securities), municipals (consisting of two securities) and federal agencies (consisting of seventeen securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between March 31, 2013 and March 31, 2014, the rate on the 10-year U.S. Treasury increased from approximately 1.87% to 2.73%. As this represented a substantive increase in interest rates, the market valuation of our securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to nine corporate notes and one pooled trust preferred security. The unrealized loss in the corporate notes is primarily due to changes in interest rates subsequent to purchase. The unrealized loss in the pooled trust preferred security is primarily due to widening credit spreads subsequent to purchase and a lack of demand for trust preferred securities. We do not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that we will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of our impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at March 31, 2014 are considered temporary.
As of March 31, 2014 and December 31, 2013, we identified approximately $11.3 million of collateralized loan obligations ("CLOs") within our investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, we would have to sell the securities prior to the compliance date of July 21, 2017. At this time, we continue to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in our portfolio to determine whether such CLOs will remain permitted investments. The unrealized loss as of March 31, 2014 for the CLOs totaled $78 thousand.
As of March 31, 2014, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 5% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of March 31, 2014.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$60,652	$59,749
Federal Home Loan Mortgage Corporation (FHLMC)	$26,928	$26,846
Government National Mortgage Association (GNMA)	$33,549	$32,675

We held no federal funds sold as of March 31, 2014, December 31, 2013 or March 31, 2013. As of March 31, 2014, we held $11.5 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $10.1 million at December 31, 2013 and $157.9 million as of March 31, 2013. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
As of March 31, 2014, we held approximately $3.0 million in certificates of deposit at FDIC insured financial institutions. At March 31, 2014, we held $28.6 million in bank-owned life insurance, compared to $28.3 million at December 31, 2013 and $27.8 million at March 31, 2013.

Deposits and Other Borrowings
As of March 31, 2014, total deposits decreased by 1.8% (7.2% annualized) from December 31, 2013 and decreased by 15.0% from March 31, 2013, principally because of planned reductions in brokered deposits and reductions in our retail and jumbo certificates of deposit. Excluding brokered deposits, our deposits decreased by 1.7% (6.6% annualized) from December 31, 2013 and decreased 9.6% from March 31, 2013. In the first three months of 2014, noninterest bearing demand and interest bearing demand deposits increased slightly by 4.0% and 5.2%, respectively, compared to December 31, 2013. Retail and jumbo certificates of deposit had the biggest decreases as of March 31, 2014 of 5.6% and 7.5%, respectively. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposits decreased by $1.4 million, or 0.23% (1.0% annualized), from December 31, 2013. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Prior to the termination of the Bank's Order on March 10, 2014, the presence of a capital requirement restricted the rates that we could offer on deposit products. Currently, we have no restrictions on the rates that we can offer, although we believe that we can raise sufficient low-cost deposits without pricing above the prevailing market rates
Brokered certificates of deposits decreased $67.2 million from March 31, 2013 to March 31, 2014 and decreased $2.5 million from December 31, 2013 to March 31, 2014 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service (CDARS) network. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. As of March 31, 2014, our CDARS balance consists of $375 thousand in purchased time deposits and no reciprocal customer accounts.
Brokered deposits at March 31, 2014, December 31, 2013 and March 31, 2013 were as follows:

BROKERED DEPOSITS

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands)
Brokered certificates of deposits	$72,184	$74,688	$139,343
CDARS®	375	374	372
Total	$72,559	$75,062	$139,715

Prior to the termination of the Bank's Order on March 10, 2014, and as discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order previously restricted our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The excess liquidity over the last two years was in part to ensure we have adequate funding to meet our short-term contractual obligations as long as the Order remained in place.  While our desire is to fund loan growth with customer deposits, we anticipate supplementing with a certain level of brokered deposits or other wholesale funding. The table below is a maturity schedule for our brokered CDs as of March 31, 2014.
BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$6,472	$27,856	$17,182	$10,799	$9,875
CDARS®	—	—	375	—	—
Total	$6,472	$27,856	$17,557	$10,799	$9,875

As of March 31, 2014, December 31, 2013 and March 31, 2013, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $12.7 million as of March 31, 2014, compared to $12.5 million and $13.0 million as of December 31, 2013 and March 31, 2013, respectively.
As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At March 31, 2014 and December 31, 2013, we had FHLB advances of $37.6 million and $20.0 million, respectively. We had no FHLB advances as of March 31, 2013.

The terms of the FHLB advance as of March 31, 2104 and December 31, 2013 are as follows:

Balance as of March 31, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	3/24/2014	FHLB fixed rate advance	$17,300	0.12%	4/3/2014
2014	3/31/2014	FHLB fixed rate advance	20,285	0.12%	4/7/2014
			$37,585

Balance as of December 31, 2013
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on the operations and cash balance of FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $957 thousand as of March 31, 2014, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
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
As of March 31, 2014, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $8.4 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of March 31, 2014, FSGBank had $178.2 million of total borrowing capacity at FHLB with all 1-4 family residential mortgages and investment securities pledged as collateral as well as the amount of FHLB stock we own. The available borrowing capacity at December 31, 2013 totaled $125.2. FSGBank had no borrowing capacity with the FHLB as of March 31, 2013.
Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of quarter-end, we had approximately $2.4 million in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $159.5 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of March 31, 2014, our unpledged available-for-sale and held-to-maturity securities totaled $48.4 million and 44.0 million, respectively.
Additionally, we had a $34.5 million in unsecured fed lines of credit as of March 31, 2014, that were fully available.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of March 31, 2014, we had $72.2 million in brokered CDs outstanding with a weighted average remaining life of approximately 11 months, a weighted average coupon rate of 2.78% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.78%. Our CDARS product had $375 thousand at March 31, 2014, with a weighted average coupon rate of 2.70% and a weighted average remaining life of approximately 7 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Prior to the termination of the Bank's Order, we were restricted in our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $133.6 million at March 31, 2014. The following table illustrates our significant contractual obligations at March 31, 2014 by future payment period.
CONTRACTUAL OBLIGATIONS

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Certificates of deposit [1]	$244,448	$64,295	$5,953	$—	$314,696
Brokered certificates of deposit [1]	51,510	15,938	4,736	—	72,184
CDARS® [1]	375	—	—	—	375
Federal funds purchased and securities sold under agreements to repurchase [2]	12,661	—	—	—	12,661
FHLB borrowings [3]	37,585	—	—	—	37,585
Operating lease obligations [3]	832	2,183	1,524	2,215	6,754
Total	$347,411	$82,416	$12,213	$2,215	$444,255
 __________________

1.
Time deposits give customers rights to early withdrawal which may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. For more information regarding certificates of deposit, see “Deposits and Other Borrowings.”

2.	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.

3.	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

Net cash used by operations during the first three months of 2014 totaled $2.5 million compared to net cash used in operations of $4.6 million for the same period in 2013. The decrease in net cash used by operations was primarily due to the change in other assets and liabilities. Net cash used in investing activities totaled $1.2 million for the three months ended March 31, 2014, compared to net cash provided by investing activities of $16.0 million for the same period in 2013. The decrease in cash used is primarily associated with proceeds in the prior period of $22.3 million related to the sale of loans to a third party. Net cash provided by financing activities was $2.3 million for the first three months of 2014 compared to net cash used in financing activities of $16.6 million in the comparable 2013 period. The increase in cash provided by financing activities is primarily related to the increase in FHLB borrowings.

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands)
Commitments to extend credit - fixed rate	$38,163	$36,273	$17,319
Commitments to extend credit - variable rate	92,082	94,857	90,322
Total Commitments to extend credit	$130,245	$131,130	$107,641

Standby letters of credit	$3,389	$3,208	$2,761

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
Capital Resources
Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. Prior to the termination of the Consent Order on March 10, 2014, and as described in Note 2 to our consolidated financial statements, the OCC previously required FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. We believe that the elevated ratios were required due to the risk profile of FSGBank when the Order was issued in April 2010. We believe our current capital levels are sufficient and appropriate for our risk profile and asset level. Subsequent to the Recapitalization, we have improved our leverage ratio through reductions in our balance sheet.
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

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

March 31, 2014	FSGBank Consent Order (1)	Minimum Capital Requirements to be "Well Capitalized"		Minimum Capital Requirements	First Security	FSGBank
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	12.9%	12.1%
Total capital to risk adjusted assets	N/A	10.0%		8.0%	14.1%	13.3%
Leverage ratio	N/A	5.0%	(2)	4.0%	9.6%	9.0%
December 31, 2013
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	13.6%	12.8%	(3)
Total capital to risk adjusted assets	13.0%	10.0%		8.0%	14.9%	14.1%	(3)
Leverage ratio	9.0%	5.0%	(2)	4.0%	9.4%	8.7%	(3)
March 31, 2013
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	3.0%	3.4%	(3)
Total capital to risk adjusted assets	13.0%	10.0%		8.0%	4.3%	4.7%	(3)
Leverage ratio	9.0%	5.0%	(2)	4.0%	1.7%	1.9%	(3)

(1) The Order was terminated on March 10, 2014 and accordingly, FSGBank is no longer subject to the elevated capital requirements and is considered "well capitalized."
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
The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. During 2012, the CFPB issued three proposed rulemakings covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages. The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, became effective in January 2014. The escrow and loan originator compensation rules became effective in June 2013. A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act became effective in January 2014. We continue to analyze the impact that such rules have on our business model, particularly with respect to our mortgage banking business.
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
Volcker Rule. On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which will become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015. On April 7, 2014, the Federal Reserve Board announced that it is granting an additional two year extension until July, 21, 2017 for compliance with the Volcker Rule with respect to certain collateralized loan obligations. The Company is reviewing the impact of the Volcker Rule on its investment portfolio.
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

RECENT ACCOUNTING PRONOUNCEMENTS
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
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of March 31, 2014, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points and 200 basis points (1.00% and 2.00%, respectively) over a twelve-month period. Given this scenario, as of March 31, 2014, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $3.6 million, or 12.8%, as a result of a 100 basis point decline in rates based on annualizing our financial results through March 31, 2014. The model predicts a $626 thousand increase in net interest income resulting from a 100 basis point increase in rates. Finally, the model also forecasts an $1.2 million increase in net interest income, or 4.4%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of March 31, 2014. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$24,482	$28,085	$28,711	$29,321
Dollar change net interest income	(3,603)	—	626	1,236
Percentage change net interest income	(12.83)%	0.00%	2.23%	4.40%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of March 31, 2014.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Employment Agreement by and among D. Michael Kramer, First Security Group, Inc. and FSGBank, N.A., dated April 15, 2014.

10.2	Employment Agreement by and among Denise M. Cobb, First Security Group, Inc. and FSGBank, N.A., dated April 15, 2014.

10.3	Employment Agreement by and among John R. Haddock, First Security Group, Inc. and FSGBank, N.A., dated April 15, 2014.

10.4	Employment Agreement by and between Christopher G. Tietz and FSGBank, N.A., dated April 15, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 7, 2014	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

May 7, 2014	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer