Form 10-Q
period 2014-06-30
FIRST SECURITY GROUP INC/TN
filed 2014-08-06
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 66,632,601 shares outstanding and issued as of August 6, 2014

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013	June 30, 2013
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$8,880	$10,742	$11,757
Interest Bearing Deposits in Banks	16,498	10,126	101,495
Cash and Cash Equivalents	25,378	20,868	113,252
Securities Available-for-Sale	102,429	172,830	337,322
Securities Held-to-Maturity, at amortized cost (fair value - $133,077 at June 30, 2014 and $132,104 at December 31, 2013)	130,709	132,568	—
Loans Held-for-Sale	28,547	220	3,785
Loans	659,539	583,097	542,019
Less: Allowance for Loan and Lease Losses	9,400	10,500	12,300
Net Loans	650,139	572,597	529,719
Premises and Equipment, net	26,510	27,888	29,014
Bank Owned Life Insurance	28,835	28,346	27,961
Other Real Estate Owned	7,717	8,201	10,533
Other Assets	12,421	14,056	15,063
TOTAL ASSETS	$1,012,685	$977,574	$1,066,649

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013	June 30, 2013
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$149,588	$144,365	$138,543
Interest Bearing Demand	102,106	95,559	90,854
Savings and Money Market Accounts	233,502	206,125	206,539
Certificates of Deposit less than $100 thousand	163,486	182,408	215,098
Certificates of Deposit of $100 thousand or more	131,991	153,750	196,896
Brokered Deposits	87,036	75,062	109,881
Total Deposits	867,709	857,269	957,811
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	15,911	12,520	14,067
Other Borrowings	38,075	20,000	—
Other Liabilities	4,424	4,137	8,117
Total Liabilities	926,119	893,926	979,995
SHAREHOLDERS’ EQUITY
Common Stock – $.01 par value – 150,000,000 shares authorized; 66,632,601 shares issued as of June 30, 2014, 66,602,601 issued as of December 31, 2013, and 62,428,367 issued as of June 30, 2013	764	764	723
Paid-In Surplus	197,197	196,536	191,629
Accumulated Deficit	(103,474)	(104,042)	(101,965)
Accumulated Other Comprehensive Loss	(7,921)	(9,610)	(3,733)
Total Shareholders’ Equity	86,566	83,648	86,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,012,685	$977,574	$1,066,649

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$7,672	$6,406	$14,688	$13,076
Investment Securities – taxable	936	1,009	1,996	1,821
Investment Securities – non-taxable	198	231	438	437
Other	37	139	50	260
Total Interest Income	8,843	7,785	17,172	15,594
INTEREST EXPENSE
Interest Bearing Demand Deposits	48	77	95	152
Savings Deposits and Money Market Accounts	144	218	274	440
Certificates of Deposit of less than $100 thousand	262	520	571	1,084
Certificates of Deposit of $100 thousand or more	243	527	547	1,083
Brokered Deposits	531	941	1,097	2,078
Other	70	16	118	31
Total Interest Expense	1,298	2,299	2,702	4,868
NET INTEREST INCOME	7,545	5,486	14,470	10,726
Credit for Loan and Lease Losses	(270)	(826)	(1,242)	(148)
NET INTEREST INCOME AFTER CREDIT FOR LOAN AND LEASE LOSSES	7,815	6,312	15,712	10,874
NONINTEREST INCOME
Service Charges on Deposit Accounts	769	763	1,510	1,500
Mortgage Banking Income	279	211	459	507
Gain on Sales of Securities Available-for-Sale	247	154	618	154
Gain on Sale of Loans Transferred to Held-for-Sale	450	—	472	—
Other	1,285	1,062	2,606	2,043
Total Noninterest Income	3,030	2,190	5,665	4,204
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,225	5,665	10,499	11,274
Expense on Premises and Fixed Assets, net of rental income	1,296	1,389	2,673	2,756
Other	3,580	5,524	7,374	12,384
Total Noninterest Expense	10,101	12,578	20,546	26,414
INCOME (LOSS) BEFORE INCOME TAX PROVISION	744	(4,076)	831	(11,336)
Income Tax Provision (Benefit)	131	(83)	263	36
NET INCOME (LOSS)	613	(3,993)	568	(11,372)
Preferred Stock Dividends	—	(517)	—	(929)
Accretion on Preferred Stock Discount	—	(341)	—	(452)
Effect of Exchange of Preferred Stock to Common Stock	—	26,179	—	26,179
NET INCOME ALLOCATED TO COMMON SHAREHOLDERS	$613	$21,328	$568	$13,426
NET INCOME PER SHARE:
Net Income Per Share – Basic	$0.01	$0.39	$0.01	$0.47
Net Income Per Share – Diluted	$0.01	$0.39	$0.01	$0.47

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net income (loss)	$613	$(3,993)	$568	$(11,372)
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	751	(6,537)	1,385	(6,951)
Reclassification adjustment for securities (gains) losses realized in income	(247)	(154)	(618)	(154)
Unrealized gains (losses) on available-for-sale securities	504	(6,691)	767	(7,105)
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity reclassified out of other comprehensive loss	453	—	935	—
Changes from securities held-for-maturity	453	—	935	—
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	(14)	76	(13)	72
Changes from cash flow hedges	(14)	76	(13)	72
Other comprehensive income (loss), net of tax	943	(6,615)	1,689	(7,033)
Comprehensive income (loss)	$1,556	$(10,608)	$2,257	$(18,405)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(in thousands)	Shares	Amount	Paid-In Surplus	Accumulated Deficit		Total
Balance - December 31, 2013	66,603	$764	$196,536	$(104,042)	$(9,610)	$83,648
Net Income	—	—	—	568	—	568
Other Comprehensive Income	—	—	—	—	1,689	1,689
Issuance of Restricted Stock, net of forfeitures	30	—	—	—	—	—
Share-Based Compensation, net of forfeitures	—	—	661	—	—	661
Balance - June 30, 2014	66,633	$764	$197,197	$(103,474)	$(7,921)	$86,566

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$568	$(11,372)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) in Operating Activities -
Credit for Loan and Lease Losses	(1,242)	(148)
Amortization, net	701	1,663
Share-Based Compensation	661	(117)
Depreciation	820	867
Gain on Sales of Loans Originated to be Held-For-Sale	(459)	(507)
Gain on Sales of Loans	(472)	—
Gain on Sales of Available-for-Sale Securities	(618)	(154)
Gain on Sales of Premises and Equipment, net	—	(6)
Net Gain on Sales of Other Real Estate Owned and Repossessions, net	(5)	(294)
Write-down of Other Real Estate Owned and Repossessions	385	1,623
Accretion of Fair Value Adjustment, net	(28)	(6)
Changes in Operating Assets and Liabilities -
Loans Originated to be Held-for-Sale	(9,787)	(22,328)
Sale of Loans Originated to be Held-for-Sale	9,906	22,745
Interest Receivable	377	(26)
Other Assets	667	(2,104)
Interest Payable	(279)	20
Other Liabilities	566	(645)
Net Cash Provided (Used) In Operating Activities	1,761	(10,789)
CASH FLOWS USED IN INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments and Calls	6,707	35,871
Sales	64,475	34,181
Purchases	—	(161,785)
Activity in Securities Held-to-Maturity:
Maturities, Prepayments and Calls	2,794	—
Loan Originations and Principal Collections, net	(119,250)	(4,504)
Proceeds from Sales of Premises and Equipment	—	139
Proceeds from Sales of Other Real Estate and Repossessions	2,184	4,378
Proceeds from Sale of Loans	14,887	22,296
Additions to Premises and Equipment	(943)	(1,247)
Capital Improvements to Other Real Estate and Repossessions	(11)	—
Net Cash Used From Investing Activities	(29,157)	(70,671)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2014	2013
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	10,440	(50,255)
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	3,391	1,586
Net Increase of Other Borrowings	18,075	—
Net Proceeds from Issuance of Common Stock, net of offering costs	—	70,896
Proceeds from Exercise of Stock Options	—	14
Net Cash From Financing Activities	31,906	22,241
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,510	(59,219)
CASH AND CASH EQUIVALENTS – beginning of period	20,868	172,471
CASH AND CASH EQUIVALENTS – end of period	$25,378	$113,252

	Six Months Ended
	June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transferred to OREO and repossessions	$2,064	$2,778
Financed sales of OREO and repossessions	$—	$509
Accrued and deferred cash dividends on preferred stock	$—	$929
Effect of accrued and unpaid dividends on preferred stock redemption	$—	$6,085
Transfers of loans to loans held for sale at fair value	$40,501	$—
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$2,981	$4,888
Income taxes paid	$203	$—

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
Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 – REGULATORY MATTERS
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") lifted the Consent Order (defined below) and issued non-objections to the Bank's required capital and strategic plans. On March 11, 2014, the Company filed a Current Report on Form 8-K that provides additional details relating to the lifting of the Consent Order and the Bank's improved condition. As of June 30, 2014, the Bank is considered well-capitalized for regulatory purposes.
After execution of the primary components of the capital plan, including the Recapitalization and Rights Offering (both defined below), the Company is focused on improving its ongoing performance and complying with all remaining remedial actions required by our regulators including the ultimate lifting of our Written Agreement with the Federal Reserve Bank, which is discussed more fully below.
On April 11, 2013 and April 12, 2013, the Company issued 60,735,000 shares of common stock at $1.50 per share for gross proceeds of $91.1 million. On April 11, 2013, the Company completed an exchange of the Company's Preferred Stock with the U.S. Treasury ("Treasury") by issuing shares of common stock equal to 26.75% of the $33.0 million value of the Preferred Stock plus 100% of the accrued but unpaid dividends and the cancellation of stock warrants granted in connection with the Preferred Stock issued under the Capital Purchase Program ("CPP") of the Troubled Asset Relief Program ("TARP"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price ("CPP Restructuring"). On April 12, 2013, the Company issued an additional $76.2 million of new common stock in a private placement to accredited investors (collectively, the "Recapitalization"). The private placement was announced on a Current Report on Form 8-K filed on February 26, 2013, in which the Company announced the execution of definitive stock purchase agreements with institutional investors.
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
Following the Recapitalization, the Company began restructuring its balance sheet by deploying its excess liquidity into higher earning assets to improve its operating performance. The Company deployed approximately $83.6 million of cash into the investment security portfolio during the second quarter of 2013. In the fourth quarter of 2013 and through the second quarter of 2014, the Company sold approximately $118.5 million of investment securities, redeploying these funds into higher yielding loans. The Company anticipates continued re-balancing of its earning assets in 2014 to further improve operating performance.

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
Based on lifting of FSGBank's Order on March 10, 2014, management believes that the Company will be deemed in full compliance with the Written Agreement within three months.
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

The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

June 30, 2014	FSGBank Consent Order [1]	Minimum Capital Requirements to be "Well Capitalized"		First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	6.0%		12.35%	11.64%
Total capital to risk adjusted assets	n/a	10.0%		13.60%	12.84%
Leverage ratio	n/a	5.0%	[2]	9.37%	8.83%

December 31, 2013
Tier 1 capital to risk adjusted assets	n/a	6.0%		13.64%	12.83%
Total capital to risk adjusted assets	13.0%	10.0%		14.89%	14.08%
Leverage ratio	9.0%	5.0%	[2]	9.36%	8.74%

June 30, 2013
Tier 1 capital to risk adjusted assets	n/a	6.0%		14.14%	12.78%
Total capital to risk adjusted assets	13.0%	10.0%		15.40%	14.04%
Leverage ratio	9.0%	5.0%	[2]	8.47%	7.54%
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

Changes in Accumulated Other Comprehensive Loss from March 31, 2014 to June 30, 2014

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, March 31, 2014	$(36)	$(1,367)	$(7,461)	$(8,864)
Other comprehensive loss before reclassifications	(14)	751	—	737
Amortization of fair value for securities held-to-maturity reclassified out of other comprehensive loss	—	—	453	453
Reclassification adjustment for securities gain realized in income	—	(247)	—	(247)
Net current period other comprehensive income (loss)	(14)	504	453	943
Ending balance, June 30, 2014	$(50)	$(863)	$(7,008)	$(7,921)

Changes in Accumulated Other Comprehensive Income (Loss) from March 31, 2013 to June 30, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, March 31, 2013	$(58)	$2,940	$2,882
Other comprehensive loss before reclassifications	76	(6,537)	(6,461)
Reclassification adjustment for securities gain realized in income	—	(154)	(154)
Net current period other comprehensive income (loss)	76	(6,691)	(6,615)
Ending balance, June 30, 2013	$18	$(3,751)	$(3,733)

Changes in Accumulated Other Comprehensive Loss from December 31, 2013 to June 30, 2014

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2013	$(37)	$(1,630)	$(7,943)	$(9,610)
Other comprehensive loss before reclassifications	(13)	1,385	—	1,372
Amortization of fair value for securities held-to-maturity reclassified out of other comprehensive loss	—	—	935	935
Reclassification adjustment for securities gain realized in income	—	(618)	—	(618)
Net current period other comprehensive income (loss)	(13)	767	935	1,689
Ending balance, June 30, 2014	$(50)	$(863)	$(7,008)	$(7,921)

Changes in Accumulated Other Comprehensive Income (Loss) from December 31, 2012 to June 30, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2012	$(54)	$3,354	$3,300
Other comprehensive income before reclassification	72	(6,951)	(6,879)
Reclassification adjustment for securities gain realized in income	—	(154)	(154)
Net current period other comprehensive income (loss)	72	(7,105)	(7,033)
Ending balance, June 30, 2013	$18	$(3,751)	$(3,733)

For the three and six months ended June 30, 2014 and 2013, no amounts were reclassified into interest income due to gains on derivatives. For the three and six months ended June 30, 2014, there were $247 thousand and $618 thousand, respectively, of gains reclassified from unrealized gains (losses) on available-for-sale securities to earnings as a result of sales during the period. For the three and six months ended June 30, 2013, there were $154 thousand of gains on available-for-sale securities reclassified to earnings.

During 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity classification. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified out of accumulated other comprehensive loss over the remaining life of the security. For the three and six months ended June 30, 2014, approximately $453 thousand and $935 thousand, respectively, of the unrealized loss was reclassified out of accumulated other comprehensive loss.

NOTE 4 – EARNINGS PER COMMON SHARE
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net loss	$613	$(3,993)	$568	$(11,372)
Preferred stock dividends	—	(517)	—	(929)
Accretion of preferred stock discount	—	(341)	—	(452)
Dividends and undistributed earnings allocated on participating securities	(8)	(23)	(8)	(50)
Effect of exchange of preferred stock to common stock	—	26,179	—	26,179
Net income allocated to common shareholders	$605	$21,305	$560	$13,376
Denominator:
Weighted average common shares outstanding including participating securities	66,635	55,233	66,635	28,649
Less: Participating securities	904	59	907	107
Weighted average basic common shares outstanding	65,731	55,174	65,728	28,542
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	6	2	4	23
Weighted average diluted common shares outstanding	65,737	55,176	65,732	28,565
Net earnings per share:
Basic	$0.01	$0.39	$0.01	$0.47
Diluted	$0.01	$0.39	$0.01	$0.47
For the three and six months ended June 30, 2014, there were six thousand and four thousand equivalent shares included in the computation of diluted earnings per share. For the three and six months ended June 30, 2013, there were two thousand and twenty-three thousand equivalent shares included in the computation of diluted earnings per share. As of June 30, 2014 and June 30, 2013 a total of 3.3 million and 168 thousand stock options, stock warrants and restricted stock grants were considered anti-dilutive, respectively.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014
Debt securities—
Mortgage-backed—residential	$86,420	$845	$755	$86,510
Municipals	5,852	98	92	5,858
Other	10,049	19	7	10,061
Total	$102,321	$962	$854	$102,429

December 31, 2013
Debt securities—
Federal agencies	$4,078	$78	$—	$4,156
Mortgage-backed—residential	116,314	1,428	1,763	115,979
Municipals	31,748	473	500	31,721
Other	21,350	—	376	20,974
Total	$173,490	$1,979	$2,639	$172,830

June 30, 2013
Debt securities—
Federal agencies	$74,758	$150	$1,923	$72,985
Mortgage-backed—residential	185,775	2,199	2,204	185,770
Municipals	60,212	720	1,430	59,502
Other	19,355	—	290	19,065
Total	$340,100	$3,069	$5,847	$337,322

The following table presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses.

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
June 30, 2014
Debt securities—
Federal agencies	$63,892	$802	$395	$64,299
Mortgage-backed—residential	39,716	587	82	40,221
Municipals	27,101	1,456	—	28,557
Total	$130,709	$2,845	$477	$133,077

December 31, 2013
Debt securities—
Federal agencies	$63,684	$206	$791	$63,099
Mortgage-backed—residential	41,801	60	302	41,559
Municipals	27,083	390	27	27,446
Total	$132,568	$656	$1,120	$132,104

During the year ended 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity portfolio. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified into accumulated other comprehensive income are amortized over the life of the security. No gain or loss was recognized at the time of the transfer. For the three and six months ended June 30, 2014, approximately $453 thousand and $935 thousand, respectively, of the unrealized loss was recognized in accumulated other comprehensive income (loss).
During the three months ended June 30, 2014, the Company sold thirty-seven tax exempt municipal securities resulting in proceeds of approximately $13.1 million and gross gains of $280 thousand and gross losses of $33 thousand. During the six months ended June 30, 2014, the Company sold fifty-eight tax exempt municipal securities resulting in proceeds of approximately $23.1 million and gross gains of $484 thousand and gross losses of $253 thousand, three federal agency securities resulting in proceeds of approximately $4.0 million and gross gains of $38 thousand and gross losses of $0 thousand, twenty-three mortgage-backed securities resulting in proceeds of $34.4 million and gross gains of $618 thousand and $269 thousand gross losses.
The Company also sold $2.9 million in certificates of deposit resulting in gross gains of $1 thousand and gross losses of $1 thousand, resulting in no gain or loss for the three and six months ended June 30, 2014.
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
At June 30, 2014, December 31, 2013 and June 30, 2013, securities with a carrying value of $38.0 million, $34.6 million and $34.3 million, respectively, were pledged to secure public deposits. At June 30, 2014, December 31, 2013 and June 30, 2013, the carrying amount of securities pledged to secure repurchase agreements was $18.1 million, $13.8 million and $18.9 million, respectively. At June 30, 2014, December 31, 2013 and June 30, 2013, securities of $5.0 million, $6.8 million and $7.2 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At June 30, 2014, December 31, 2013 and June 30, 2013 the carrying amount of securities pledged to secure lines of credit with the Federal Home Loan Bank (the "FHLB") totaled $102.6 million, $52.4 million and $47.8 million, respectively. At June 30, 2014, pledged and unpledged securities totaled $163.7 million and $69.4 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2014.

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$1,760	$1,765	$—	$—
Over 1 year through 5 years	3,335	3,332	11,142	11,394
5 years to 10 years	10,269	10,279	59,617	60,695
Over 10 years	537	543	20,234	20,767
	15,901	15,919	90,993	92,856
Mortgage-backed residential securities	86,420	86,510	39,716	40,221
Total	$102,321	$102,429	$130,709	$133,077

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of the Company's held-to-maturity investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014, December 31, 2013 and June 30, 2013.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2014
Mortgage-backed—residential	$19,766	$125	$46,080	$630	$65,846	$755
Municipals	2,255	59	1,411	33	3,666	92
Other	—	—	2,993	7	2,993	7
Totals	$22,021	$184	$50,484	$670	$72,505	$854
December 31, 2013
Mortgage-backed—residential	$77,451	$1,763	$—	$—	$77,451	$1,763
Municipals	11,652	500	—	—	11,652	500
Other	20,918	371	56	5	20,974	376
Totals	$110,021	$2,634	$56	$5	$110,077	$2,639
June 30, 2013
Federal agencies	$65,588	$1,923	$—	$—	$65,588	$1,923
Mortgage-backed—residential	106,969	2,204	—	—	106,969	2,204
Municipals	39,092	1,430	—	—	39,092	1,430
Other	9,712	273	44	17	9,756	290
Totals	$221,361	$5,830	$44	$17	$221,405	$5,847

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
June 30, 2014
Federal agencies	$52,283	$395	$—	$—	$52,283	$395
Mortgage-backed—residential	26,478	82	—	—	26,478	82
Totals	$78,761	$477	$—	$—	$78,761	$477

December 31, 2013
Federal agencies	$40,149	$791	$—	$—	$40,149	$791
Mortgage-backed—residential	30,793	302	—	—	30,793	302
Municipals	1,739	27	—	—	1,739	27
Totals	$72,681	$1,120	$—	$—	$72,681	$1,120

There were no securities held-to-maturity for the period ended June 30, 2013.
As of June 30, 2014, the Company performed an impairment assessment of the available-for-sale and held-to-maturity securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of June 30, 2014, gross unrealized losses in the Company’s available-for-sale portfolio totaled $854 thousand, compared to $2.6 million as of December 31, 2013 and $5.8 million as of June 30, 2013. As of June 30, 2014, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $477 thousand compared to $1.1 million as of December 31, 2013. As of June 30, 2014, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of twenty-six securities), municipals (consisting of two securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of five securities) and federal agencies (consisting of thirteen securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between June 30, 2013 and June 30, 2014, the rate on the 10-year U.S. Treasury increased from approximately 2.52% to 2.53%. As this represented an increase in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to one corporate note. The unrealized loss in the corporate note is primarily due to changes in interest rates subsequent to purchase. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at June 30, 2014 are considered temporary.
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
As of June 30, 2014 and December 31, 2013, the Company has identified approximately $11.3 million of collateralized loan obligations ("CLOs") within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, the Company would have to sell the securities prior to the compliance date of July 21, 2017. At this time, the Company continues to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in the Company's portfolio to determine whether such CLOs will remain permitted investments. The unrealized loss as of June 30, 2014 for the Company's CLOs totaled $86 thousand.

NOTE 6 – LOANS HELD-FOR-SALE
During the first quarter of 2014, the Company identified a group of commercial real estate loans to be sold to third parties. This group of loans were initially recorded in the held-for-investment loan portfolio with a balance of $33.7 million. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $33.6 million, which is net of an allowance of approximately $100 thousand as of March 31, 2014. All of the loans transferred to held-for-sale during the first quarter of 2014 were performing and rated as pass. Approximately $12.5 million of the transferred loans were sold resulting in a gain of approximately $351 thousand for the three and six months ended ended June 30, 2014. The remaining loans are expected to sell during the third quarter.
During the second quarter of 2014, the Company identified a group of residential 1-4 family loans to be sold to a third party. These loans were transferred from the held for investment portfolio to the held-for-sale portfolio at approximately $6.9 million, which was the lower of cost or market value. The sale is expected to close during the third quarter. All of the residential 1-4 family loans were performing and rated as pass when transferred to held-for-sale.
Other loans held-for-sale consisted of residential 1-4 family loans originated for sale and totaled $547 thousand, $220 thousand and $3.8 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Loans held for sale by type are summarized as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$547	$220	$3,785
Residential 1-4 family transferred to held-for-sale	6,917	—	—
Commercial loans transferred to held-for-sale	21,083	—	—
Total loans held for sale	$28,547	$220	$3,785

All loans held-for-sale at June 30, 2014, December 31, 2013 and June 30, 2013 were rated as pass and no loans were past due or classified as non-accrual.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	June 30, 2014	December 31, 2013	June 30, 2013
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$178,482	$181,988	$177,309
Commercial	311,527	261,935	231,773
Construction	52,784	39,936	40,565
Multi-family and farmland	16,178	17,663	19,132
	558,971	501,522	468,779
Commercial loans	65,952	55,337	57,450
Consumer installment loans	30,041	21,103	10,591
Other	4,575	5,135	5,199
Total loans	659,539	583,097	542,019
Allowance for loan and lease losses	(9,400)	(10,500)	(12,300)
Net loans	$650,139	$572,597	$529,719

The allowance for loan and lease losses is composed of two primary components: (1) specific impairments for substandard/nonaccrual loans and leases and (2) general allocations for classified loan pools, including special mention and substandard/accrual loans, as well as all remaining pools of loans. The Company accumulates pools based on the underlying classification of the collateral. Each pool is assigned a loss severity rate based on historical loss experience and various qualitative and environmental factors, including, but not limited to, credit quality and economic conditions. The Company may include an unallocated component to the allowance for inherent risks within the loan portfolio that cannot be quantified through the loss factors or the qualitative factors. The Company determines the allowance on a quarterly basis. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may materially change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.
Included in the Company's loan portfolio are government guaranteed loans totaling $54.9 million, $51.7 million and $50.9 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Due to the nature of these loans, there is no specific or general allocation calculated or included in the allowance for loan and lease losses for this group of loans. These loans are reported within the commercial real estate classification.
The following table presents an analysis of the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2014 and June 30, 2013. The provision for loan and lease losses in the tables below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $12 thousand for the three and six months ended June 30, 2014 and June 30, 2013, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $294 thousand, $282 thousand and $263 thousand at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Allowance for Loan and Lease Losses
For the Three Months Ended June 30, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, March 31, 2014	$3,423	$2,882	$857	$731	$754	$545	$8	$—	$9,200
Charge-offs	(49)	(81)	—	—	—	(122)	—	—	(252)
Recoveries	96	469	17	5	61	52	22	—	722
Provision (Credit)	(279)	(657)	28	(18)	147	109	(23)	423	(270)
Ending balance, June 30, 2014	$3,191	$2,613	$902	$718	$962	$584	$7	$423	$9,400

Allowance for Loan and Lease Losses
For the Six Months Ended June 30, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2013	$4,063	$3,299	$899	$916	$970	$342	$11	$—	$10,500
Charge-offs	(243)	(257)	—	—	(6)	(251)	(30)	—	(787)
Recoveries	178	477	78	9	78	139	70	—	1,029
Provision (Credit)	(807)	(806)	(75)	(207)	(80)	354	(44)	423	(1,242)
Allowance for loans transfered to held-for-sale	—	(100)	—	—	—	—	—	—	(100)
Ending balance, June 30, 2014	$3,191	$2,613	$902	$718	$962	$584	$7	$423	$9,400
Allowance for Loan and Lease Losses
For the Three Months Ended June 30, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, March 31, 2013	$5,979	$3,412	$962	$1,106	$1,818	$189	$34	$—	$13,500
Charge-offs	(417)	(287)	(1)	—	(2)	(149)	—	—	(856)
Recoveries	124	28	90	4	82	121	33	—	482
Provision (Credit)	(519)	363	179	18	(827)	(2)	(38)	—	(826)
Ending balance, June 30, 2013	$5,167	$3,516	$1,230	$1,128	$1,071	$159	$29	$—	$12,300
Allowance for Loan and Lease Losses
For the Six Months Ended June 30, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$74	$—	$13,800
Charge-offs	(1,068)	(413)	(469)	—	(27)	(333)	—	—	(2,310)
Recoveries	235	65	130	10	204	225	89	—	958
Provision (Credit)	(207)	128	902	377	(1,209)	(5)	(134)	—	(148)
Ending balance, June 30, 2013	$5,167	$3,516	$1,230	$1,128	$1,071	$159	$29	$—	$12,300

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of June 30, 2014.
As of June 30, 2014

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$264	$9	$1,812	$505	$—	$—	$—	$—	$2,076	$514
Collectively evaluated	178,218	3,182	309,715	2,108	52,784	902	16,178	718	556,895	6,910
Total evaluated	$178,482	$3,191	$311,527	$2,613	$52,784	$902	$16,178	$718	$558,971	$7,424

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$230	$—	$—	$—	$—	$—	$—	$—	$2,306	$514
Collectively evaluated	65,722	962	30,041	584	4,575	7	—	423	657,233	8,886
Total evaluated	$65,952	$962	$30,041	$584	$4,575	$7	$—	$423	$659,539	$9,400

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2013.
As of December 31, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,328	$—	$1,912	$450	$—	$—	$—	$—	$3,240	$450
Collectively evaluated	180,660	4,063	260,023	2,849	39,936	899	17,663	916	498,282	8,727
Total evaluated	$181,988	$4,063	$261,935	$3,299	$39,936	$899	$17,663	$916	$501,522	$9,177

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$320	$—	$—	$—	$—	$—	$—	$—	$3,560	$450
Collectively evaluated	55,017	970	21,103	342	5,135	11	—	—	579,537	10,050
Total evaluated	$55,337	$970	$21,103	$342	$5,135	$11	$—	$—	$583,097	$10,500

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of June 30, 2013.
As of June 30, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$855	$—	$360	$—	$26	$—	$—	$—	$1,241	$—
Collectively evaluated	176,454	5,167	231,413	3,516	40,539	1,230	19,132	1,128	467,538	11,041
Total evaluated	$177,309	$5,167	$231,773	$3,516	$40,565	$1,230	$19,132	$1,128	$468,779	$11,041

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,817	$—	$—	$—	$—	$—	$—	$—	$3,058	$—
Collectively evaluated	55,633	1,071	10,591	159	5,199	29	—	—	538,961	12,300
Total evaluated	$57,450	$1,071	$10,591	$159	$5,199	$29	$—	$—	$542,019	$12,300

The Company utilizes a risk rating system to evaluate the credit risk of its loan portfolio. The Company classifies loans as: pass, special mention, substandard/non-impaired, substandard/impaired, doubtful or loss. The following describes the Company's classifications and the various risk indicators associated with each rating.
A pass rating is assigned to those loans that are performing as contractually agreed and do not exhibit the characteristics of the criticized and classified risk ratings as defined below. Pass loan pools do not include the unfunded portions of binding commitments to lend, standby letters of credit, deposit secured loans or mortgage loans originated with commitments to sell in the secondary market. Loans that are not required to have an allowance reserve include: loans secured by segregated deposits held by FSGBank, originated held-for-sale loans, and the government guaranteed portion of SBA and USDA loans.
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

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2014:
As of June 30, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$163,385	$8,036	$6,797	$264	$178,482
Real estate: Commercial	304,083	1,629	4,003	1,812	311,527
Real estate: Construction	48,399	3,450	935	—	52,784
Real estate: Multi-family and farmland	15,355	148	675	—	16,178
Commercial	59,027	3,655	3,040	230	65,952
Consumer	29,687	84	270	—	30,041
Other	4,541	—	34	—	4,575
Total Loans	$624,477	$17,002	$15,754	$2,306	$659,539

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2013:

As of December 31, 2013
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2013:

As of June 30, 2013
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$156,948	$7,993	$11,513	$855	$177,309
Real estate: Commercial	220,049	5,422	5,942	360	231,773
Real estate: Construction	35,917	3,961	661	26	40,565
Real estate: Multi-family and farmland	17,567	587	978	—	19,132
Commercial	51,909	467	3,257	1,817	57,450
Consumer	10,149	96	346	—	10,591
Other	5,060	22	117	—	5,199
Total Loans	$497,599	$18,548	$22,814	$3,058	$542,019
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $2.3 million, $3.6 million and $3.1 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the three and six months ended June 30, 2014 and 2013.

The following table presents additional information on the Company’s impaired loans as of June 30, 2014, December 31, 2013 and June 30, 2013:

	As of June 30, 2014				As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$143	$143	$—	$396	$1,328	$1,328	$—	$2,603
Real estate: Commercial	301	301	—	349	718	718	—	6,503
Real estate: Construction	—	—	—	—	—	—	—	5,528
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	694
Commercial	230	230	—	265	320	320	—	1,725
Consumer	—	—	—	—	—	—	—	109
Other	—	—	—	—	—	—	—	409
Total	$674	$674	$—	$1,010	$2,366	$2,366	$—	$17,571
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$121	$121	$9	$121	$—	$—	$—	$512
Real estate: Commercial	1,511	1,511	505	1,489	1,194	1,194	450	329
Real estate: Construction	—	—	—	—	—	—	—	1,190
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	60
Commercial	—	—	—	—	—	—	—	572
Consumer	—	—	—	—	—	—	—	19
Other	—	—	—	—	—	—	—	48
Total	1,632	1,632	514	1,610	1,194	1,194	450	2,730
Total impaired loans	$2,306	$2,306	$514	$2,620	$3,560	$3,560	$450	$20,301

	As of June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$855	$1,067	$—	$3,174
Real estate: Commercial	360	419	—	7,221
Real estate: Construction	26	472	—	6,047
Real estate: Multi-family and farmland	—	—	—	857
Commercial	1,817	2,884	—	2,163
Consumer	—	—	—	60
Other	—	—	—	472
Total	$3,058	$4,842	$—	$19,994
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$393
Real estate: Commercial	—	—	—	423
Real estate: Construction	—	—	—	1,400
Real estate: Multi-family and farmland	—	—	—	85
Commercial	—	—	—	538
Consumer	—	—	—	—
Other	—	—	—	22
Total	—	—	—	2,861
Total impaired loans	$3,058	$4,842	$—	$22,855

Nonaccrual loans were $4.9 million, $7.2 million and $8.6 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The following table provides nonaccrual loans by type:

	As of June 30, 2014	As of December 31, 2013	As of June 30, 2013
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$1,262	$2,727	$3,744
Real estate: Commercial	1,876	2,653	1,221
Real estate: Construction	363	365	461
Real estate: Multi-family and farmland	56	57	93
Commercial	1,079	1,137	2,783
Consumer and other	255	264	326
Total Nonaccrual Loans	$4,891	$7,203	$8,628

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of June 30, 2014
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,689	$1,346	$3,035	$175,447	$178,482	$716
Real estate: Commercial	—	188	188	311,339	311,527	188
Real estate: Construction	—	524	524	52,260	52,784	170
Real estate: Multi-family and farmland	—	56	56	16,122	16,178	—
Subtotal of real estate secured loans	1,689	2,114	3,803	555,168	558,971	1,074
Commercial	269	256	525	65,427	65,952	—
Consumer	17	262	279	29,762	30,041	9
Other	—	—	—	4,575	4,575	—
Total Loans	$1,975	$2,632	$4,607	$654,932	$659,539	$1,083

As of December 31, 2013
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,509	$1,967	$4,476	$177,512	$181,988	$773
Real estate: Commercial	1,626	365	1,991	259,944	261,935	—
Real estate: Construction	878	705	1,583	38,353	39,936	11
Real estate: Multi-family and farmland	245	53	298	17,365	17,663	—
Subtotal of real estate secured loans	5,258	3,090	8,348	493,174	501,522	784
Commercial	403	583	986	54,351	55,337	68
Consumer	95	329	424	20,679	21,103	76
Other	—	—	—	5,135	5,135	—
Total Loans	$5,756	$4,002	$9,758	$573,339	$583,097	$928

As of June 30, 2013
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,516	$2,116	$4,632	$172,677	$177,309	$230
Real estate: Commercial	1,089	1,105	2,194	229,579	231,773	—
Real estate: Construction	91	504	595	39,970	40,565	80
Real estate: Multi-family and farmland	5	89	94	19,038	19,132	—
Subtotal of real estate secured loans	3,701	3,814	7,515	461,264	468,779	310
Commercial	142	1,935	2,077	55,373	57,450	—
Consumer	15	254	269	10,322	10,591	—
Other	—	46	46	5,153	5,199	22
Total Loans	$3,858	$6,049	$9,907	$532,112	$542,019	$332

As of June 30, 2014, the Company had four loans, not on non-accrual, that were considered troubled debt restructurings. Three residential loans of $322 thousand were restructured with lower interest rates and payments and one consumer loan of $22 thousand was restructured with lower payments. As of June 30, 2014, these loans were performing under the modified terms.
The Company had $153 thousand, $1.1 million and $1.1 million in total troubled debt restructurings outstanding as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014, December 31, 2013 and June 30, 2013. The Company has not committed to lend additional amounts as of June 30, 2014, December 31, 2013 and June 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed one modification totaling $47 thousand that would qualify as a troubled debt restructuring during the three and six months ended June 30, 2014. The Company completed five modifications totaling $797 thousand for the year ended December 31, 2013 that would qualify as a troubled debt restructuring, completed one modification totaling $39 thousand that would qualify as a troubled debt restructuring for the three months ended June 30, 2013 and two modifications totaling $98 thousand that would qualify as troubled debt restructurings during the six months ended June 30, 2013.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2014 and 2013 and the year ended December 31, 2013:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:	—	$—	$—	—	$—	$—

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)				(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	—	$—	$—	1	$70	$70
Total	—	$—	$—	1	$70	$70

	Year Ended
	December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	1	$38	$38
Commercial loan	1	22	22
Total	2	$60	$60
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in zero charge offs and had no effect on the provision for loan and lease loss during the three and six months ended June 30, 2014, the year ended December 31, 2013 and the three and six months ended June 30, 2013.

NOTE 8 – OTHER BORROWINGS
Other borrowings at June 30, 2014 and December 31, 2013 consist of short-term fixed rate advances from the Federal Home Loan Bank of Cincinnati ("FHLB") totaling $38.1 million and $20.0 million, respectively. There were no other borrowings at June 30, 2014, December 31, 2013 or June 30, 2013. The Company had a FHLB letter of credit totaling $9.0 million which reduces the FHLB borrowing capacity. The letter of credit was not in use as of June 30, 2014, December 31, 2013 or June 30, 2013.
Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of June 30, 2014 and December 31, 2013 were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB, investment securities and by the FHLB stock owned by the Company. As of June 30, 2014 and December 31, 2013, the Company had loans totaling $157.4 million and $182.0 million, respectively, and investment securities totaling $102.6 million and $52.4 million, respectively, pledged as collateral at the FHLB.
As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At June 30, 2014, December 31, 2013 and June 30, 2013, the Company owned FHLB stock totaling $3.3 million, $2.3 million and $2.3 million, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet. Based on the collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $177.9 million at June 30, 2014.

The terms of the FHLB advances as of June 30, 2014 and December 31, 2013 are as follows:

Balance as of June 30, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	6/30/2014	FHLB variable rate advance	$38,075	0.11%	7/1/2014

Balance as of December 31, 2013
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014

NOTE 9 – INCOME TAXES
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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. A valuation allowance is required when it is "more likely than not" that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. During the three months ended June 30, 2014, the Company reported net income, which is positive evidence. Currently, the Company has determined that there is not sufficient positive evidence to reach a "more likely than not" conclusion that the deferred tax assets will be realized and as such, a full valuation allowance exist as of June 30, 2014. The Company evaluates the valuation allowance on a quarterly basis. As of June 30, 2014, the valuation allowance totals $62.6 million resulting in a net deferred tax asset of zero.
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
For the three months ended June 30, 2014 and 2013, the Company recognized an income tax provision of $131 thousand and an income tax benefit of $83 thousand, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized an income tax provision of $263 thousand and $36 thousand, respectively. The following reconciles the income tax provision to Federal taxes at the statutory rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Federal taxes at statutory tax rate	$253	$(1,358)	$283	$(3,866)
Tax exempt earnings on loans and securities	(67)	(79)	(149)	(149)
Tax exempt earnings on bank owned life insurance	(54)	(82)	(149)	(165)
Low-income housing tax credits	(75)	(83)	(151)	(167)
Other, net	(15)	5	(60)	86
State tax provision, net of federal effect	10	(187)	(12)	(504)
Changes in the deferred tax asset valuation allowance	79	1,701	501	4,801
Income tax provision (benefit)	$131	$(83)	$263	$36
The increases in the deferred tax valuation allowance offset the income tax benefits and provision recognized for the three and six months ended June 30, 2014. The provision recognized before the valuation allowance primarily related to the year-to-date operating income.
The Company evaluated its material tax positions as of June 30, 2014. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

NOTE 10 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Other noninterest income—	(in thousands)
Point-of-sale fees	439	398	840	769
Bank-owned life insurance income	235	241	586	484
Trust fees	235	187	435	334
All other items	376	236	745	456
Total other noninterest income	$1,285	$1,062	$2,606	$2,043
Other noninterest expense—
Professional fees	$690	$706	$1,289	$1,307
FDIC insurance	336	1,000	647	2,000
Data processing	506	503	1,094	1,069
Write-downs on other real estate owned and repossessions	76	309	385	1,623
Gains on other real estate owned, repossessions and fixed assets	(15)	(153)	(5)	(294)
Non-performing asset expenses	184	1,142	405	3,018
Communications	147	142	297	270
ATM/Debit Card fees	232	201	490	419
Insurance	303	946	628	1,351
OCC Assessments	89	125	183	251
Intangible asset amortization	49	70	97	145
All other items	983	533	1,864	1,225
Total other noninterest expense	$3,580	$5,524	$7,374	$12,384
NOTE 11 –SHARE-BASED COMPENSATION
As of June 30, 2014, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the "2012 LTIP"), the 2002 Long-Term Incentive Plan (the "2002 LTIP") and the 1999 Long-Term Incentive Plan (the "1999 LTIP" and, together with the 2012 LTIP and 2002 LTIP, the "Plans"). The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The Plans are described in further detail below.
During the Company's participation in TARP CPP, the terms of awards were also subject to compliance with applicable TARP compensation regulations prior to the exchange of the TARP Preferred Stock on April 11, 2013.
The 2012 LTIP was approved by the shareholders of the Company at the Company's 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the Company's 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock ("Awards"). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of June 30, 2014, the number of shares available under the 2012 LTIP for future grants was 3,034,275.

The 2002 LTIP was approved by the shareholders of the Company at the Company's 2002 annual meeting and subsequently amended by the shareholders of the Company at the Company's 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 10-for-1 reverse stock split in 2012, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a 10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of June 30, 2014, there are no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2012, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of June 30, 2014, there are no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Stock option compensation expense	$154	$8	$312	$36
Stock option compensation expense, net of tax [1]	$102	$5	$206	$24
__________________
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the six months ended June 30, 2014, no options were exercised. During the six months ended June 30, 2013, 5,000 options were exercised for total proceeds of $14 thousand.
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

Options granted during the six months ended June 30, 2014 totaled 161 thousand. The fair value of options granted during the six months ended June 30, 2014 was determined using the following weighted-average assumptions as of the grant date. Options granted during the six months ended June 30, 2013 totaled 7 thousand. The fair value of options granted during the six months ended June 30, 2013 was determined using the following weighted-average assumptions as of the grant date.

	As of June 30, 2014	As of June 30, 2013
Risk-free interest rate	2.13%	1.23%
Expected term, in years	7.10	6.5
Expected stock price volatility	40.90%	45.17%
Dividend yield	—%	—%
The following table represents stock option activity for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	2,274,165	$3.35
Granted	161,250	$2.16
Exercised	—
Forfeited	(24,135)	$69.17
Outstanding, June 30, 2014	2,411,280	$3.07	9.07	$17,100
Exercisable, June 30, 2014	68,540	$28.47	8.99	$17,100
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
As of June 30, 2014, shares available for future grants to employees and directors under existing Plans were zero, zero and 3,034,275 for the 1999 LTIP, 2002 LTIP and 2012 LTIP, respectively.
As of June 30, 2014, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.4 years.
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
As of June 30, 2014, unearned share-based compensation associated with these awards totaled $1.4 million. The Company recognized compensation expense (benefit), net of forfeitures, of $201 thousand and $349 thousand for the three and six months ended June 30, 2014 and $(214) thousand and $(153) thousand for the three and six months ended June 30, 2013, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 2.5 years.

The following table represents restricted stock activity for the period ended June 30, 2014:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2014	884,991	[1]	$2.35
Granted	32,500		$2.09
Vested	(12,911)
Forfeited	(2,500)
Nonvested, June 30, 2014	902,080	[1]	$2.33
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$—	$—	$—
Mortgage-backed—residential	—	86,510	—	86,510
Municipals	—	5,858	—	5,858
Other	—	9,998	62	10,060
Total securities available-for-sale	$—	$102,366	$62	$102,428
Loans held for sale	$—	$547	$—	$547
Zero premium collar	$—	$260	$—	$260
Financial liabilities
Forward loan sales contracts	$—	$23	$—	$23
Cash flow swap	$—	$260	$—	$260

	Fair Value Measurements at
	December 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$4,156	$—	$4,156
Mortgage-backed—residential	—	115,979	—	115,979
Municipals	—	31,721	—	31,721
Other	—	20,918	56	20,974
Total securities available-for-sale	$—	$172,774	$56	$172,830
Loans held for sale	$—	$220	$—	$220
Financial liabilities
Forward loan sales contracts	$—	$9	$—	$9
Cash Flow Swap	$—	$15	$—	$15

	Fair Value Measurements at
	June 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$72,985	$—	$72,985
Mortgage-backed—residential	—	185,770	—	185,770
Municipals	—	59,502	—	59,502
Other	—	19,021	44	19,065
Total securities available-for-sale	$—	$337,278	$44	$337,322
Loans held for sale	$—	$3,785	$—	$3,785
Forward loan sales contracts		$47		$47
Zero premium collar		$17		$17
Financial liabilities
Cash flow swap	$—	$17	$—	$17

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of June 30, 2014 and 2013.

June 30, 2014

	Balance as of December 31, 2013	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of June 30, 2014
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$56	6	—	—	$62

June 30, 2013

	Balance as of December 31, 2012	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of June 30, 2013
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$41	3	—	—	$44
At June 30, 2014, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the six months ended June 30, 2014.

	Carrying Value as of June 30, 2014	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2014
	(in thousands)
Other real estate owned –
Construction/development	$2,948	$—	$—	$2,948	$(2,965)
Residential real estate	501	—	—	501	(116)
Multi-family and farmland	—	—	—	—	—
Commercial real estate	1,139	—	—	1,139	(496)
Consumer	306	—	—	306	(41)
Other real estate owned	4,894	—	—	4,894	(3,618)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	112	—	—	112	(9)
Real Estate: Commercial	1,307	—	—	1,307	(505)
Real Estate: Construction	—	—	—	—	—
Real Estate: Multi-family and farmland	—	—	—	—	—
Commercial	230	—	—	230	—
Collateral-dependent loans	1,649	—	—	1,649	(514)
Totals	$6,543	$—	$—	$6,543	$(4,132)

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the twelve months ended December 31, 2013.

	Carrying Value as of December 31, 2013	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2013
	(in thousands)
Other real estate owned –
Construction/development	$3,127	$—	$—	$3,127	$(2,851)
Residential real estate	905	—	—	905	(255)
Commercial real estate	1,983	—	—	1,983	(1,054)
Multi-family and farmland	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Other real estate owned	6,015	—	—	6,015	(4,160)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	1,061	—	—	1,061	—
Real Estate: Commercial	316	—	—	316	—
Real Estate: Construction	—	—	—	—	—
Commercial	65	—	—	65	—
Collateral-dependent loans	1,442	—	—	1,442	—
Totals	$7,457	$—	$—	$7,457	$(4,160)

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the six months ended June 30, 2013.

	Carrying Value as of June 30, 2013	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2013
	(in thousands)
Other real estate owned -
Construction/development	$4,152	$—	$—	$4,152	$(3,720)
Residential real estate	1,395	—	—	1,395	(549)
Multi-family and farmland	381	—	—	381	(263)
Commercial real estate	4,258	—	—	4,258	(1,772)
Commercial and industrial	347	—	—	347	(150)
Other real estate owned	10,533	—	—	10,533	(6,454)

Collateral-dependent loans -
Real Estate: Residential 1-4 family	1,610	—	—	1,610	—
Real Estate: Commercial	350	—	—	350	—
Real Estate: Construction	26	—	—	26	—
Commercial	436	—	—	436	—
Collateral-dependent loans	2,422	—	—	2,422	—
Totals	$12,955	$—	$—	$12,955	$(6,454)
For the six month period ended June 30, 2014, the Company decreased its valuation allowance on $4.9 million of other real estate owned. The Company recorded write-downs on other real estate owned of $76 thousand and $309 thousand during the three months ended June 30, 2014 and 2013, respectively, and write-downs on other real estate owned of $385 thousand and $1.6 million during the six months ended June 30, 2014 and 2013, respectively. For collateral-dependent loans, five hundred thousand provision for loan loss was recorded during the three and six months ended June 30, 2014. No provision for loan loss was recorded during the three and six months ended June 30, 2013. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2014 or 2013. There were no transfers between Level 1 and Level 2 during 2014 or 2013.
For loans transferred to held for sale the carrying amount was estimated by they carrying amount of the loans before they were transferred to loans held for sale, net of of any associated allowance for loan and lease loss.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. As of June 30, 2014, the adjustments between the appraised property and the comparison property range from (80.0)% to 113.7% with a weighted average adjustment of (9.4)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provided capitalization rates up to 10.0% with a weighted average of 9.4%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17.0% as of June 30, 2014.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at June 30, 2014.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$1,307	Sales comparison approach	Adjustment for differences between the comparable sales	(35.1)%	5.8%	(14.6)%
Impaired Loans - Residential	112	Sales comparison approach	Adjustment for differences between the comparable sales	5.2%	26.5%	15.9%
Impaired Loans - Commercial	230	Sales comparison approach	Adjustment for differences between the comparable sales	9.4%	39.5%	24.5%
OREO-Residential	501	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	15.4%	0.18%
OREO-Commercial	1,139	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	113.7%	(3.8)%
		Income Approach	Capitalization rate	9.2%	10.0%	9.4%
OREO-Construction	2,948	Sales comparison approach	Adjustment for differences between the comparable sales	(66.0)%	66.7%	(13.5)%
OREO- Consumer	306	Sales comparison approach	Adjustment for differences between the comparable sales	(9.6)%	13.0%	1.7%

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

For impaired loans and OREO properties at June 30, 2013, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (75.8)% to 102.9% with a weighted average adjustment of (1.1)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided capitalization rates up to 11.0% with a weighted average of 6.9%. The Company's third-party appraisals did not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of June 30, 2013.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at June 30, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$350	Sales comparison approach	Adjustment for differences between the comparable sales	(70.0)%	210.1%	(13.1)%
			Capitalization rate	—%	12.5%	9.2%
Impaired Loans - Residential	1,610	Sales Approach	Adjustment for differences between the comparable sales	(68.0)%	183.9%	2.8%
			Capitalization rate	—%	10.8%	0.7%
Impaired Loans - Construction	436	Sales comparison approach	Adjustment for differences between the comparable sales	(32.0)%	30.0%	(1.0)%
OREO-Residential	1,395	Sales comparison approach	Adjustment for differences between the comparable sales	(51.7)%	31.3%	(1.5)%
OREO-Commercial	4,258	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	82.0%	2.3%
			Capitalization rate	—%	9.6%	9.2%
OREO-Construction	4,152	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	83.4%	(0.2)%
OREO- Multifamily and Farmland	381	Sales comparison approach	Adjustment for differences between the comparable sales	(34.0)%	—%	10.1%
		Income Approach	Adjustment for differences in net operating income expectations	—%	8.0%	8.0%
			Capitalization rate	10.0%	11.0%	10.8%
OREO- Commercial and Industrial	347	Sales comparison approach	Adjustment for differences between the comparable sales	(63.9)%	102.9%	(2.6)%
			Capitalization rate	—%	11.0%	5.8%

The following table presents the estimated fair values of the Company’s financial instruments at June 30, 2014, December 31, 2013 and June 30, 2013.

		Fair Value Measurements at
		June 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$8,880	$8,880	$—	$—	$8,880
Interest bearing deposits in banks	16,498	16,498	—	—	16,498
Securities available-for-sale	102,429	—	102,366	62	102,428
Securities held-to-maturity	130,709	—	133,077	—	133,077
Federal Home Loan Bank stock	3,253	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,325	N/A	N/A	N/A	N/A
Loans held for sale	28,547	—	547	28,000	28,547
Loans, net	650,139	—	—	657,486	657,486
Accrued interest receivable	2,714	—	797	1,917	2,714
Financial liabilities
Deposits	867,709	485,196	383,544	—	868,740
Federal funds purchased and securities sold under agreements to repurchase	15,911	15,911	—	—	15,911
Other borrowings	38,075	38,075			38,075
Accrued interest payable	556	9	547	—	556

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,742	$10,742	$—	$—	$10,742
Interest bearing deposits in banks	10,126	10,126	—	—	10,126
Securities available-for-sale	172,830	—	172,774	56	172,830
Securities held-to-maturity	132,568	—	132,104	—	132,104
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	220	—	220	—	220
Loans, net	572,597	—	—	579,122	579,122
Accrued interest receivable	3,091	—	1,216	1,875	3,091
Financial liabilities
Deposits	857,269	446,048	413,477	—	859,525
Federal funds purchased and securities sold under agreements to repurchase	12,520	12,520	—	—	12,520
Other borrowings	20,000	20,000	—	—	20,000
Accrued interest payable	834	10	824	—	834

		Fair Value Measurements at
		June 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$11,757	$11,757	$—	$—	$11,757
Interest bearing deposits in banks	101,495	101,495	—	—	101,495
Securities available-for-sale	337,322	—	337,278	44	337,322
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	1,382	N/A	N/A	N/A	N/A
Loans held for sale	3,785	—	3,785	—	3,785
Loans, net	529,719	—	—	533,733	533,733
Accrued interest receivable	2,999	—	1,187	1,812	2,999
Financial liabilities
Deposits	957,811	435,936	526,179	—	962,115
Federal funds purchased and securities sold under agreements to repurchase	14,067	14,067	—	—	14,067
Accrued interest payable	1,585	12	1,573	—	1,585

NOTE 13 – COMMITMENTS AND CONTINGENCIES
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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2014, December 31, 2013 and June 30, 2013 was as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands)
Commitments to extend credit - fixed rate	$35,290	$36,273	$20,417
Commitments to extend credit - variable rate	$96,417	$94,857	$89,496
Total commitments to extend credit	$131,707	$131,130	$109,913

Standby letters of credit	$3,591	$3,208	$2,821

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

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. The Company does not believe this update will have a significant impact to the consolidated financial statements.

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
SECOND QUARTER 2014 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and six months ended June 30, 2014 and 2013. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto, which are included in this Form 10-Q.
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.0 billion in assets as of June 30, 2014. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. ("FSGBank"), currently has 26 full-service banking offices, including its headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 264 full-time equivalent employees. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.

Strategic Initiatives
Over the last two years, our primary mission has been to transform FSGBank into a premier community bank in East Tennessee. To accomplish this vision, three primary tasks were necessary: raising a significant amount of new capital, disposing of a large majority of our non-performing assets, and satisfying the Bank's Consent Order with the OCC. The successful execution of these three tasks would enable us to fully implement our business plan, return to profitability and expedite our transformation into a premier institution.
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
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") terminated the Consent Order with FSGBank.
With each of these three tasks now complete, we are fully implementing our business plan that will position us appropriately for both short-term and long-term success and our mission of becoming a top-tier community bank within our markets. As a result of the progress achieved to date on our business plan, we returned to profitability during the second quarter of 2014.
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
Loans— While cost reductions and revenue enhancements are being implemented, the return to profitability is largely associated with increasing loans and shifting the mix of earning assets from excess cash and investment securities into loans with a target of loans accounting for approximately 75% of total earning assets. From June 30, 2013 to June 30, 2014, we increased loans, including those held-for-sale, by $142.3 million, or 26.1%, with $104.8 million of loan growth for the six months ended June 30, 2014. As of June 30, 2014, our loan to deposit ratio was 79.3% and our ratio of average loans to average earning assets for the three and six months ended June 30, 2014 was 72.4% and 70.2%, respectively. Subsequent to the completion of the Recapitalization, various lending opportunities were evaluated to enhance and expedite loan growth while maintaining our commitment to asset quality. During 2013, the following four niche lending initiatives were implemented. First, Tri-Net Direct is a new division focused on national net lease lending and includes three full-time equivalent employees. This unit originates construction of pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate on long-term leases to tenants that are investment grade or have investment grade attributes. As evidenced during the second quarter, we may, from time to time, evaluate a portion of the originated loans to sell in order to manage our overall interest rate risk and asset-liability sensitivity. As soon as management make the decision to sell a loan, generally represented by the execution of a letter of intent, the loans are transferred to held-for-sale. Second, we have entered into an agreement with an unaffiliated third-party that originates small balance, unsecured consumer loans, primarily associated with home improvement additions, including financing new or replacement HVAC units, roofs, windows and other improvements. We are purchasing these consumer loans at a discount from the originator. Third, we have established a business credit sales and support team that originates structured loans secured by accounts receivable and inventory within our markets. The business credit department was implemented as we believe properly structured and monitored asset-based lending at the community bank level is an under-served market that can generate above-average return on a risk-adjusted basis. The fourth lending initiative is a unit focused on government lending, primarily originating and selling the guaranteed portion of SBA and USDA loans. This fourth initiative provides a greater impact on non-interest income through the premium and servicing revenue for sold loans. Collectively, we believe that our traditional banking officers, supplemented by these lending initiatives, will continue to significantly impact our loan balances within the next twelve months and be the primary contributor to steadily increasing core profitability.

During the first quarter of 2014, we reclassified approximately $33.6 million of Tri-Net loans to held-for-sale to capitalize on market opportunities and assist in managing certain lending concentrations. During the three and six months ended June 30, 2014 we sold approximately $12.5 million of the Tri-Net loans held-for-sale resulting in a net gain of approximately $351 thousand. We anticipate closing on the remaining held-for-sale Tri-Net loans during the third quarter at a net gain. Based on current market opportunities, we may continue to originate and sell a certain portion of the Tri-Net loans.
Deposits—A cornerstone of our business plan is to advance our deposit market share within our footprint through a focus on growth in pure deposits, defined as transaction accounts, and core deposits, defined as pure deposits plus CD's less than $100 thousand. In the preceding twelve months and over the next twelve months, we have and will experience significant maturities of legacy brokered deposits. These maturities provide an opportunity to restructure the deposit mix with a shift towards lower cost funding. To support this initiative, we established clearly defined pure deposit growth objectives for each of our 26 branch locations and aligned our retail and commercial incentive plans accordingly. Leveraging our branches to grow market share with pure deposits will reduce our cost of funds, increase our margin and assist us in increasing profitability as well as reducing interest rate risk.
We have generated positive results in implementing our deposit strategy. From June 30, 2013 to June 30, 2014, $22.8 million of brokered deposits matured and the balance of customer CDs declined by $116.5 million. This structured reduction in high cost deposits was funded with our excess liquidity as well as our growth in pure deposits of approximately $49.3 million, or 11.3%. From December 31, 2013 to June 30, 2014, brokered deposits have increased by a net of $12.0 million. This includes $12.3 million in customer deposits placed within the Certificate of Deposit Account Registry Service® ("CDARS") network and $5.0 million in customer deposits placed with the Insured Cash Sweep® ("ICS") network, partially offset by a net $5.7 million decline in brokered CDs. CDARS and ICS are products provided by FSGBank through a partnership with Promontory Interfinancial Network, LLC. Pure deposits have increased by $39.1 million from December 31, 2013 to June 30, 2014. As of June 30, 2014, the ratio of pure deposits to total deposits was approximately 55.9%, compared to 52.0% as of December 31, 2013 and 45.5% as of June 30, 2013. Our goal is to achieve a ratio of pure deposits to total deposits of at least 60%.
We expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships, including through cross-selling to new loan customers.
Investment Securities and Liquidity—We have maintained excess liquidity since 2009 to reduce our liquidity risk given our credit and financial condition prior to the Recapitalization. During the second quarter of 2013, we began deploying the excess liquidity to purchase approximately $83.6 million in investment securities between March 31, 2013 and September 30, 2013. During the second half of 2013, we transferred certain federal agency, mortgage-based and municipal securities with a fair value of approximately $143 million from the available-for-sale portfolio to the held-to-maturity portfolio. The securities identified primarily consisted of securities with excessive price risk in higher interest rate environments. As of the transfer date, the unrealized holding loss was approximately $8.9 million. This unrealized loss will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield to result in no income statement impact. Subject to prepayment speeds, we anticipate between $1.5 million and $2.5 million of the unrealized loss to be accreted back into shareholders' equity during 2014. For the three and six months ended June 30, 2014, approximately $453 thousand and $935 thousand, respectively, of the unrealized loss was accreted back into shareholders' equity. During the first six months of 2014 and the fourth quarter of 2013, we sold approximately $64.5 million and $22.8 million, respectively, of investment securities to supplement existing liquidity sources to fund loan growth and to assist in maintaining our overall asset size. In addition, during the three and six months ended June 30, 2014, we sold $2.9 million of certificates of deposit.
Net Interest Margin—As discussed above, solid progress has been achieved in restructuring our earning assets and deposit mix. As a result, our net interest margin has improved by 103 and 100 basis points from 2.27% and 2.26%, respectively, for the three and six months ended June 30, 2013 to 3.30% and 3.26%, respectively, for the three and six months ended June 30, 2014. We anticipate additional margin improvement during the remainder of 2014. Overall, we believe a disciplined approach to managing our earning asset mix will improve our yield on earning assets, increase our margin and assist us in achieving steady growth in profitability.
Strategic Initiative—Non-Interest Expense Management— As a result of the Recapitalization and the associated under- and non-performing loan sale, our financial and regulatory condition improved significantly. Accordingly, our costs associated with non-performing assets, FDIC insurance, and corporate insurance has materially declined in the current periods as compared to the prior year periods. Additionally, we initiated a process following the Recapitalization to identify operational efficiencies and other cost saving strategies while maintaining a high level of customer service.

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
During the third quarter of 2013, we began the process of implementing the recommendations. In reviewing the retail branches, various efficiencies were identified that supported a reduction in staffing as well as a shift towards better utilizing part-time employees during peak transaction times. Reductions in the special assets and certain administrative functions were also identified. Collectively, we have reduced our employee base by 18.8% from 325 to 264 from June 30, 2013 to June 30, 2014. We closed two branches during December 2013 and consolidated two additional branches during the second quarter of 2014. Various other cost savings were identified and are being implemented as appropriate.
Strategic Initiative—Non-Interest Income Enhancement— In the current interest rate environment, a consistent and appropriate level of non-interest income is necessary to provide adequate overall returns on assets and capital. Over the last two years, significant resources have been devoted to enhancing our ability to generate an appropriate level of recurring non-interest income. Our primary components of non-interest income include: deposit fees, including point-of-sale income, trust revenue, mortgage banking income, bank-owned life insurance and gains on sales of loans.
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
Gains on Loan Sales—In 2013, we also established a dedicated Small Business Administration ("SBA") and government lending department. Since the lifting of our regulatory enforcement order, we have been approved as an SBA Preferred and Express Lender. We offer SBA 7(a), SBA 504 and USDA B&I loans. We believe this department can generate approximately $15 million of government loans in 2014 and provide a new revenue stream by selling the guaranteed portion of the loans for a premium. As of June 30, 2014, we generated $2.4 million in SBA loans with approximately $1.9 million of that amount guaranteed. The guaranteed portion was sold resulting in a net gain of $99 thousand and $120 thousand for the three and six months ended June 30, 2014. Additionally, we moved approximately $33.6 million of Tri-Net originated loans to held-for-sale as of March 31, 2014. During the second quarter of 2014, $12.5 million of these loans were sold resulting in a net gain of $351 thousand. We anticipate the remaining held-for-sale Tri-Net loans to sell at a premium during the third quarter. To the extent that market conditions remain favorable to providing premium pricing for these high credit quality real estate loans, we will continue to generate volumes sufficient to sell appropriate block levels of these loans. We will continue to hold a portion of the Tri-Net loans on the balance sheet.
Collectively, we believe that each of these departments can generate new or increased levels of non-interest income in 2014 and beyond.
Strategic Initiative—Resolution of Regulatory Enforcement Actions— On March 10, 2014, the OCC terminated the Bank's Order that had been in place since April 28, 2010, when, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC (the "Order"). The Order provided the areas of our operations that warranted improvement, including reviewing and revising various policies and procedures, including those associated with credit concentration risk management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit administration. The Order also required elevated minimum regulatory capital ratios, which meant that FSGBank could be deemed no stronger than "adequately capitalized" under the FDIC's prompt corrective action provisions. Effective with the termination of the Order and as of June 30, 2014, FSGBank is deemed to be "well capitalized."

On September 7, 2010, we entered into a Written Agreement (the "Agreement") with the Federal Reserve Bank of Atlanta
(the "Federal Reserve"), First Security's primary regulator. The Agreement was designed to enhance our ability to act as a source of strength to FSGBank, including, but not limited to, taking steps to ensure that FSGBank gain compliance with the
Order. The Company is deemed not in compliance with certain provisions of the Agreement. Based on the termination of the
Bank's Order, we believe the Agreement will be deemed in full compliance within the next three months.

Overview
Market Conditions
Our financial results are impacted by both macro-economic and micro-economic conditions. We monitor key indicators on the national, regional and local levels and incorporate applicable trends into our risk tolerances.
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. In December 2013, the FOMC stated that the federal funds rate is likely to remain low even beyond the time that the unemployment rates decline below 6% and inflation expectations remain below 2%. Additionally, the FOMC has been consistently tapering the Quantitative Easing 3 Program ("QE3"). On July 30, 2014, the FOMC announced another $10 billion reduction to reducing overall purchases to $25 billion per month. Over the past 18 months, the yield on the 10-year Treasury increased from approximately 1.76% as of December 31, 2012 to approximately 2.53% as of June 30, 2014. Most believe that the increase was a direct result of the comments surrounding the tapering of QE3 as well as continued improvement in economic data. We are actively monitoring our interest rate sensitivity and investment duration as it relates to our cash deployment strategy and overall balance sheet.
As of June 2014, the national unemployment rate improved to 6.1% from 7.5% as of June 2013. As of May 2014, the latest available state level data, the unemployment rates in Tennessee and Georgia were 6.3% and 7.5%, respectively. Our primary markets of Chattanooga and Knoxville, Tennessee continue to have better unemployment rates than the state average. As of May 2014, the unemployment rates for Chattanooga and Knoxville, Tennessee were 6.2% and 5.4%, respectively, both improvements from the rates as of June 2013 of 8.5% and 7.6%, respectively. Our Dalton, Georgia market continues to have a higher rate than the state average. As of May 2014, the unemployment rate for Dalton, Georgia was 8.8%, which has decreased from 11.1% as of June 2013.
In addition to key trends, we also monitor specific economic investments in our market area. The following are recent or significant announcements:

•
Chattanooga, Tennessee - Volkswagen announced a major expansion to their current automotive production facility for the production of Volkswagen's new SUV vehicle for the North American markets. The total investment is expected to be $600 million and will create approximately 2,000 additional direct jobs with approximately 3,600 additional indirect jobs. The production facility began production of the Passat in May 2011. The original investment totaled $1 billion and created 3,200 direct jobs and an additional 9,500 indirect supplier jobs.

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

Financial Results
As of June 30, 2014, we had total consolidated assets of $1.0 billion, total loans of $659.5 million, total deposits of $867.7 million and shareholders’ equity of $86.6 million. For the three and six months ended June 30, 2014, our net income allocated to common shareholders was $613 thousand and $568 thousand, respectively, resulting in basic net income of $0.01 per share and diluted net income of $0.01 per share for the quarter and basic net income of $0.01 per share and diluted net income of $0.01 per share for the year-to-date period.
As of June 30, 2013, we had total consolidated assets of $1.1 billion, total loans of $542.0 million, total deposits of $957.8 million and shareholders’ equity of $86.7 million. For the three and six months ended June 30, 2013, our net income allocated to common shareholders was $21.3 million and $13.4 million, respectively, resulting in basic net income of $0.39 per share and diluted net income of $0.39 per share for the quarter and basic net income of $0.47 per share and diluted net income of $0.47 per share for the year-to-date period. During the second quarter of 2013, we recognized a gain of $26.2 million on the conversion of our Preferred Stock to common stock in connection with the Recapitalization.
For the three and six months ended June 30, 2014, net interest income increased by $2.1 million and $3.7 million, respectively, and noninterest income increased by $840 thousand and $1.5 million, respectively, compared to the same periods in 2013. For the three and six months ended June 30, 2014, noninterest expense decreased by $2.5 million and $5.9 million, respectively, compared to the same periods in 2013. The increase in net interest income for the three and six months ended June 30, 2014 is a direct result of our loan growth as well as reductions in our costs of funds. Noninterest income increased for the three months ended June 30, 2014, primarily due a increase in the gain on sales of loans, and increased for the six months ended June 30, 2014, primarily due to the increase in gains on the sale of loans and securities. Noninterest expense decreased for the three and six months ended June 30, 2014, primarily due to reductions in our FDIC insurance expense, non-performing asset expenses and salary expense. Full-time equivalent employees were 264 at June 30, 2014, compared to 325 at June 30, 2013.
The credit for loan and lease losses decreased $556 thousand and $1.1 million for the three and six months ended June 30, 2014 compared to the same periods in 2013. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.
Our efficiency ratio improved in the second quarter of 2014 to 95.5% compared to 163.9% in the same period of 2013 primarily due to an increase in net interest income combined with a decrease in noninterest expense. We anticipate our efficiency ratio to continue to improve during 2014 as we focus on enhancing revenue while continuing to reduce certain overhead expenses.
Net interest margin in the second quarter of 2014 was 3.30%, or 103 basis points higher than the prior year period of 2.27%. Net interest margin for the six months ended June 30, 2014 was 3.26%, or 100 basis points higher than the same period in 2013. We anticipate that our margin will continue to improve, although at a slower pace, during the remainder of 2014 as higher cost brokered deposits mature and are replaced with lower cost core deposits as well as anticipated loan growth. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.
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

RESULTS OF OPERATIONS
We reported net income allocated to common shareholders for the three and six months ended June 30, 2014 of $613 thousand and $568 thousand, respectively, compared to net income allocated to common shareholders for the same periods in 2013 of $21.3 million and $13.4 million, respectively. For the three and six months ended June 30, 2014, basic income per share was $0.01 and $0.01, respectively, and diluted income per share was $0.01 and $0.01, respectively, on approximately 65.7 million weighted average shares outstanding for both basic and diluted.

Net income allocated to common shareholders for the three and six months ended June 30, 2014, decreased by $20.7 million and $12.9 million, respectively, compared to the same periods for 2013. This was primarily a result of the $26.2 million one-time gain associated with the exchange of our Preferred Stock to Common Stock during the Recapitalization. Net income for the three and six months ended June 30, 2014 increased by $4.6 million and $11.9 million, respectively, compared to the same periods in 2013. As of June 30, 2014, we had 26 banking offices, including the headquarters, and 264 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and six month periods ended June 30, 2014 compared to the same periods in 2013.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year		For the Six Months Ended	Change from Prior Year
	June 30, 2014	Amount	Percentage	June 30, 2014	Amount	Percentage
	(in thousands, except percentages)
Interest income	$8,843	$1,058	13.6%	$17,172	$1,578	10.1%
Interest expense	1,298	(1,001)	(43.5)%	2,702	(2,166)	(44.5)%
Net interest income	7,545	2,059	37.5%	14,470	3,744	34.9%
Credit for loan and lease losses	(270)	556	(67.3)%	(1,242)	(1,094)	739.2%
Net interest income after credit for loan and lease losses	7,815	1,503	23.8%	15,712	4,838	44.5%
Noninterest income	3,030	840	38.4%	5,665	1,461	34.8%
Noninterest expense	10,101	(2,477)	(19.7)%	20,546	(5,868)	(22.2)%
Net income before income taxes	744	4,820	(118.3)%	831	12,167	(107.3)%
Income tax provision	131	214	(257.8)%	263	227	630.6%
Net income	613	4,606	(115.4)%	568	11,940	(105.0)%
Preferred stock dividends	—	(517)	(100.0)%	—	(929)	100.0%
Accretion on Preferred Stock Discount	—	(341)	(100.0)%	—	(452)	100.0%
Effect of exchange of Preferred Stock to Common Stock	—	(26,179)	(100.0)%	—	(26,179)	100.0%
Net income allocated to common shareholders	$613	$(20,715)	(97.1)%	$568	$(12,858)	(95.8)%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended June 30, 2014, net interest income increased by $2.1 million, or 37.5%, to $7.5 million compared to $5.5 million for the same period in 2013. For the six months ended June 30, 2014, net interest income increased by $3.7 million, or 34.9%, to $14.5 million compared to $10.7 million for the same period in 2013.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2014 and 2013.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$673,175	$7,672	4.57%	$547,499	$6,406	4.69%
Securities – taxable (2)	222,635	941	1.70%	288,847	1,017	1.41%
Securities – non-taxable (2)	24,824	300	4.85%	33,900	352	4.16%
Other earning assets	8,997	37	1.65%	122,499	139	0.46%
Total earning assets	929,631	8,950	3.86%	992,745	7,914	3.20%
Allowance for loan and lease losses	(9,364)			(13,978)
Intangible assets	265			476
Cash & due from banks	9,572			10,518
Premises & equipment	28,071			29,101
Other assets	47,968			52,033
TOTAL ASSETS	$1,006,143			$1,070,895
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$101,024	48	0.19%	$90,780	77	0.34%
Money market accounts	166,306	133	0.32%	163,212	208	0.51%
Savings deposits	41,115	11	0.11%	40,202	10	0.10%
Time deposits of less than $100 thousand	167,229	262	0.63%	216,385	520	0.96%
Time deposits of $100 thousand or more	135,068	243	0.72%	198,634	527	1.06%
Brokered CDs and CDARS®	84,021	537	2.56%	111,801	941	3.38%
Repurchase agreements	12,553	47	1.50%	13,161	16	0.49%
Other borrowings	62,502	17	0.11%	—	—	—%
Total interest bearing liabilities	769,818	1,298	0.68%	834,175	2,299	1.11%
Net interest spread		$7,652	3.18%		$5,615	2.09%
Noninterest bearing demand deposits	146,962			137,794
Accrued expenses and other liabilities	3,750			6,268
Shareholders’ equity	94,127			90,970
Accumulated other comprehensive income (loss)	(8,514)			1,688
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,006,143			$1,070,895
Impact of noninterest bearing sources and other changes in balance sheet composition			0.12%			0.18%
Net interest margin			3.30%			2.27%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $108 thousand and $129 thousand for the quarters ended June 30, 2014 and 2013, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO 2013

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$1,436	$(170)	$1,266
Securities – taxable	(258)	182	(76)
Securities – non-taxable	(104)	52	(52)
Other earning assets	(217)	115	(102)
Total earning assets	857	179	1,036
Interest bearing liabilities:
Interest bearing demand deposits	8	(37)	(29)
Money market accounts	4	(79)	(75)
Savings deposits	—	1	1
Time deposits of less than $100 thousand	(102)	(156)	(258)
Time deposits of $100 thousand or more	(142)	(142)	(284)
Brokered CDs and CDARS®	(205)	(199)	(404)
Repurchase agreements	(1)	32	31
Other borrowings	17	—	17
Total interest bearing liabilities	(421)	(580)	(1,001)
Increase in net interest income	$1,278	$759	$2,037

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended June 30, 2014 and 2013.

	For the Six Months Ended
	June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$638,927	$14,688	4.64%	$550,010	$13,076	4.79%
Securities – taxable (2)	232,240	2,007	1.74%	245,007	1,836	1.51%
Securities – non-taxable (2)	27,701	665	4.84%	23,865	666	5.63%
Other earning assets	11,312	50	0.91%	161,343	260	0.32%
Total earning assets	910,180	17,410	3.86%	980,225	15,838	3.26%
Allowance for loan and lease losses	(9,933)			(14,059)
Intangible assets	289			537
Cash & due from banks	9,403			12,389
Premises & equipment	28,084			29,210
Other assets	48,965			53,879
TOTAL ASSETS	$986,988			$1,062,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$99,622	95	0.19%	$88,594	152	0.34%
Money market accounts	164,436	252	0.31%	152,956	416	0.55%
Savings deposits	41,113	22	0.11%	39,986	24	0.12%
Time deposits of less than $100 thousand	172,358	571	0.67%	222,658	1,084	0.98%
Time deposits of $100 thousand or more	141,981	547	0.78%	200,114	1,083	1.09%
Brokered CDs and CDARS®	77,150	1,098	2.87%	138,245	2,078	3.03%
Repurchase agreements	12,359	91	1.48%	12,990	31	0.48%
Other borrowings	42,980	27	0.12%	—	—	—%
Total interest bearing liabilities	751,999	2,703	0.72%	855,543	4,868	1.15%
Net interest spread		$14,707	3.14%		$10,970	2.11%
Noninterest bearing demand deposits	145,967			139,288
Accrued expenses and other liabilities	4,043			10,480
Shareholders’ equity	93,842			54,028
Accumulated other comprehensive income (loss)	(8,863)			2,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$986,988			$1,062,181
Impact of noninterest bearing sources and other changes in balance sheet composition			0.12%			0.15%
Net interest margin			3.26%			2.26%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $239 thousand and $244 thousand for the six months ended June 30, 2014 and 2013, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO 2013

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,056	$(444)	$1,612
Securities – taxable	(101)	272	171
Securities – non-taxable	99	(100)	(1)
Other earning assets	(389)	179	(210)
Total earning assets	1,665	(93)	1,572
Interest bearing liabilities:
Interest bearing demand deposits	16	(73)	(57)
Money market accounts	29	(193)	(164)
Savings deposits	1	(3)	(2)
Time deposits of less than $100 thousand	(212)	(301)	(513)
Time deposits of $100 thousand or more	(269)	(267)	(536)
Brokered CDs and CDARS®	(875)	(105)	(980)
Repurchase agreements	(2)	62	60
Other borrowings	27	—	27
Total interest bearing liabilities	(1,285)	(880)	(2,165)
Increase in net interest income	$2,950	$787	$3,737

Net Interest Income – Volume and Rate Changes

Interest income on a fully-tax equivalent basis for the three and six months ended June 30, 2014 was $8.9 million and $17.4 million, respectively, a 13.1% and 9.9% increase compared to the same periods in 2013. Average earning assets decreased $63.1 million, or 6.4%, in the second quarter of 2014 compared to the same period in 2013, and decreased $70.0 million, or 7.1%, for the six months ended June 30, 2014. The overall decline in average earning assets is a direct result of our balance sheet restructuring that included utilizing a sizable portion of our excess liquidity following the Recapitalization to pay off certain high rate deposits as they matured. The remaining excess liquidity has been used to fund loan growth. Average loans increased in the second quarter of 2014 by $125.7 million, or 23.0% as compared to the same period in the prior year. The net impact for changes in volumes and rates of interest earning assets for the three and six months ended June 30, 2014 increased interest income by $857 thousand and $1.7 million, respectively, for changes in volume and increased interest income by $179 thousand and decreased income by $93 thousand, respectively, for changes in the rate of interest earning assets. The total impact on net interest income from changes in volume was an increase of $1.3 million and $3.0 million for the three and six months ended June 30, 2014 when compared to the same periods in 2013.
The tax equivalent yield on average earning assets increased by 0.66% and 0.60% to 3.86% for the three and six months ended June 30, 2014 compared to the same periods in 2013, largely driven by the increase in loans and reductions in excess cash. The yield on average loans decreased by 0.12% and 0.15%, respectively, to 4.57% and 4.64%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The yields on average investment securities taxable, investment securities non-taxable and average other earning assets increased by 0.29%, 0.69% and 1.23%, respectively, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, the yields on average investments securities taxable and average other earning assets increased by 0.23% and 0.59%, respectively, and the yield on investment securities non-taxable decreased by 0.79% when compared to the same period in 2013.

Total interest expense was $1.3 million and $2.7 million for the three and six months ended June 30, 2014, respectively, or 43.5% and 44.5% lower, respectively, than the same periods in 2013. Average interest bearing liabilities decreased by $64.4 million and $103.5 million for the three and six month periods ended June 30, 2014, respectively, compared to the same periods in 2013, largely driven by our overall balance sheet restructuring initiative as well as our focus on increasing non-interest bearing deposit accounts. Comparing the second quarter of 2014 to the same period in 2013, average brokered deposits declined by $27.8 million while retail certificates of deposits declined by $49.2 million and jumbo certificates of deposit decreased $63.6 million, partially offset by an increase in other borrowings of $62.5 million. Comparing the six months ended June 30, 2014 to the same period in 2013, average brokered deposits declined by $61.1 million while retail and jumbo certificates of deposit decreased by $50.3 million and $58.1 million, respectively, partially offset by an increase in other borrowing of $43.0 million. The reductions in volume reduced interest expense by $421 thousand and $1.3 million for the three and six month period ended June 30, 2014, respectively. Further reducing interest expense $580 thousand and $880 thousand for the three and six month period ended June 30, 2014, respectively, was the decline in rates paid on interest bearing liabilities, primarily in money market and retail and jumbo certificates of deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
Prior to the Recapitalization, we maintained above market rates on deposits to ensure that we maintained excess liquidity. Following the Recapitalization, we reduced our rates on all deposit products. The reduction of rates on interest bearing liabilities reduced interest expense by $580 thousand and $880 thousand for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. The average rate paid on interest bearing liabilities for the three and six months ended June 30, 2014 decreased by 43 basis points for each period to 0.68% and 0.72%, respectively. For the three months ended June 30, 2014, the average rate paid on in-market retail CDs declined by 33 basis points and the average rate paid on jumbo CDs declined by 34 basis points, resulting in combined savings of approximately $299 thousand. For the six months ended June 30, 2014, the average rate paid on in-market retail CDs declined by 31 basis points and the average rate paid on jumbo CDs declined by 31 basis points, resulting in a savings of approximately $568 thousand.
We expect average earning assets to grow throughout the remainder of 2014 as we anticipate continued strong loan growth. The average yield on loans for the remainder of 2014 is anticipated to be consistent with or decline compared to 2013 as we continue to operate in a highly competitive rate environment within our markets. We expect the level of brokered deposits to continue to decline through the remainder of 2014 while all other interest bearing liabilities are expected to increase to fund the expected asset growth. Rates paid on deposits are expected to continue to decline compared to 2013 rates as higher cost brokered CDs mature and are replaced with lower rate core deposits or funded from our excess liquidity.
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
Our net interest rate spread (on a tax equivalent basis) was 3.18% and 3.14% for the three and six months ended June 30, 2014, respectively, compared to 2.09% and 2.11%, respectively, for the same periods in 2013. Our net interest margin was 3.30% and 3.26% for the three and six months ended June 30, 2014, respectively, compared to 2.27% and 2.26% for the same periods in 2013. The increase in the net interest spread and net interest margin comparing 2014 to 2013 was a direct result of our balance sheet restructuring that included significant loan growth combined with reductions in high cost deposits. Noninterest bearing deposits contributed 12 basis points to the margin for both the three and six months ended June 30, 2014, and 18 and 15 basis points for the three and six month period ended June 30, 2013, respectively.
We anticipate our net interest spread and net interest margin to continue improving during the remainder of 2014. However, improvement is dependent on multiple factors including our ability to grow loans and raise core deposits, maturities of brokered deposits, our deposit and loan pricing, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.

Credit for Loan and Lease Losses
The provision for loan and lease losses during the three and six month periods ended June 30, 2014 was a credit, or negative provision, of $270 thousand and $1.2 million, respectively, compared to a credit, or negative provision, of $826 thousand and $148 thousand, respectively, for the same periods in 2013. Net recoveries for the three and six months ended June 30, 2014 were $470 thousand and $242 thousand, respectively, compared to net charge-offs of $374 thousand and $1.4 million for the same periods in 2013. Annualized net charge-offs (recoveries) as a percentage of average loans were (0.04)% for the six months ended June 30, 2014 compared to 0.50% for the same period in 2013. Our peer group’s average annualized net charge-offs as a percentage of average loans as reported in the Uniform Bank Performance Report at March 31, 2014, the most recent information available, was 0.13%.
While less than prior periods, the credit, or negative provision, for loan and lease losses for the first three and six months of 2014 was based on our analysis of probable incurred losses in the loan portfolio, positive asset quality trends and net recoveries during 2014. As of June 30, 2014, specific reserves for impaired loans totaled $514 thousand compared to $450 thousand as of December 31, 2013 and zero as of June 30, 2013. At June 30, 2014, our ratio of the allowance to total loans was 1.43% compared to 1.80% at December 31, 2013 and 2.27% at June 30, 2013.
As of June 30, 2014, management determined our allowance of $9.4 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at September 30, 2014, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.
We will provide provision expense as necessary to maintain an allowance level adequate to absorb known and probable incurred losses inherent in our loan portfolio. As the determination of provision expense, or reversal, is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision impact for the remainder of 2014. Furthermore, the provision expense could materially increase or decrease in 2014 depending on a number of factors, including, among others, the level of net charge-offs or recoveries, the amount of classified loans and value of collateral associated with impaired loans and the level of loan growth realized.

Noninterest Income
Noninterest income totaled $3.0 million and $5.7 million for the three and six months ended June 30, 2014, an increase of $840 thousand and $1.5 million, respectively, or 20.2% and 38.4%, respectively, from the same periods in 2013. The quarterly increase is primarily a result of net gains from sales of loans held-for-sale and the sale of securities available-for-sale.
The following table presents the components of noninterest income for the three and six month periods ended June 30, 2014 and 2013.
NONINTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	Percent Change	2013	2014	Percent Change	2013
	(in thousands, except percentages)
Service charges on deposit accounts	$769	0.8%	$763	$1,510	0.7%	$1,500
Point-of-sale (POS) fees	439	10.3%	398	840	9.2%	769
Bank-owned life insurance income	235	(2.5)%	241	586	21.1%	484
Mortgage loans and related fees	279	32.2%	211	459	(9.5)%	507
Trust fees	235	25.7%	187	435	30.2%	334
Net gains on sales of securities available-for-sale	247	60.4%	154	618	301.3%	154
Net gains on sales of loans held-for-sale	450	100.0%	—	472	100.0%	—
Other income	376	59.3%	236	745	63.4%	456
Total noninterest income	$3,030	38.4%	$2,190	$5,665	34.8%	$4,204

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including NSF fees, were $769 thousand and $1.5 million for the three and six months ended June 30, 2014, an increase of $6 thousand, or 0.8%, and an increase of $10 thousand, or 0.7%, respectively, from the same periods in 2013. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees increased 10.3% to $439 thousand and 9.2% to $840 thousand for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $235 thousand and $586 thousand for the three and six months ended June 30, 2014, a decrease of $6 thousand or 2.5% and an increase of $102 thousand, or 21.1%, respectively, from 2013 levels. The increase in the six months ended June 30, 2014 was related to a one-time interest bonus for certain policies that was recognized during the first quarter of 2014. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 5.66% for the six months ended June 30, 2014.
Mortgage loan and related fees for the three and six months ended June 30, 2014 increased $68 thousand, or 32.2% and decreased $48 thousand, or 9.5%, respectively, to $279 thousand and $459 thousand, respectively, compared to $211 thousand and $507 thousand, respectively, in the same periods of 2013. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held-for-sale loans at any time. Mortgages originated for sale in the secondary market totaled $9.8 million, $39.5 million, and $35.0 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Mortgages sold in the secondary market totaled $9.9 million, $42.9 million and $26.7 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. We sell these loans with the right to service the loan being released to the purchaser for a fee. During the second half of 2013, we focused on recruiting and retaining mortgage originators with a focus on purchase originations due to the significant declines in refinancing activities. Mortgage fee income for the remainder of 2014 will be dependent on market conditions.
Trust and wealth management fee income increased by $235 thousand, or 25.7%, and $435 thousand, or 30.2%, for the three and six months ended June 30, 2014 compared to $187 thousand and $334 thousand, respectively, for the same periods in 2013. We expect trust fee income to continue increasing during 2014.
Net gains on sales of securities available-for-sale for the three and six months ended June 30, 2014 increased $93 thousand and $464 thousand, respectively, from $154 thousand when compared to the same periods in 2013.
Net gains on sales of loans transferred to held-for-sale for the three and six months ended June 30, 2014 was $450 thousand and $472 thousand, respectively, compared to zero for the same periods in 2013.
Other income for the three and six months ended June 30, 2014 was $376 thousand and $745 thousand, respectively, compared to $236 thousand and $456 thousand, respectively, for each of the same periods in 2013. The components of other income primarily consist of ATM fee income, underwriting revenue, safe deposit box fee income, repossessions, leased equipment and premises and equipment.
Noninterest Expense
Noninterest expense decreased $2.5 million, or 19.7%, and decreased $5.9 million, or 22.2%, to $10.1 million and $20.5 million for the three and six months ended June 30, 2014, respectively, compared to $12.6 million and $26.4 million for the same periods in 2013. Total noninterest expense decreased for the three and six months ended June 30, 2014, primarily due to decreases in regulatory assessments and a decrease in non-performing asset expense.

The following table represents the components of noninterest expense for the three and six month periods ended June 30, 2014 and 2013.

NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	Percent Change	2013	2014	Percent Change	2013
	(in thousands, except percentages)
Salaries & benefits	$5,225	(7.8)%	$5,665	$10,499	(6.9)%	$11,274
Occupancy	776	(2.3)%	794	1,596	(1.0)%	1,612
Furniture and equipment	520	(12.6)%	595	1,077	(5.9)%	1,144
Professional fees	690	(2.3)%	706	1,289	(1.4)%	1,307
FDIC insurance	336	(66.4)%	1,000	647	(67.7)%	2,000
Write-downs on OREO and repossessions	76	(75.4)%	309	385	(76.3)%	1,623
Gains on other real estate owned, repossessions and fixed assets	(15)	(90.2)%	(153)	(5)	(98.3)%	(294)
Non-performing asset expenses	184	(83.9)%	1,142	405	(86.6)%	3,018
Data processing	506	0.6%	503	1,094	2.3%	1,069
Communications	147	3.5%	142	297	10.0%	270
ATM/Debit card fees	232	15.4%	201	490	16.9%	419
Intangible asset amortization	49	(30.0)%	70	97	(33.1)%	145
Printing & supplies	150	(14.8)%	176	357	13.7%	314
Advertising	135	128.8%	59	269	72.4%	156
Insurance	303	(68.0)%	946	628	(53.5)%	1,351
OCC assessments	89	(28.8)%	125	183	(27.1)%	251
Other expense	699	134.6%	298	1,238	64.0%	755
Total noninterest expense	$10,102	(19.7)%	$12,578	$20,546	(22.2)%	$26,414

Salaries and benefits for the three and six months ended June 30, 2014 decreased $440 thousand and $775 thousand, respectively, or 7.8%, and 6.9%, respectively, compared to the same periods in 2013. The decrease in salaries and benefits is primarily related to a reduction in the number of employees. The total savings provided by the reduction in the total number of employees was partially offset by the hiring of certain management level, full-time equivalent employees to help meet the objectives of our strategic plan. As of June 30, 2014, we had 26 full-service banking offices with 264 full-time equivalent employees. As of June 30, 2013, we had 30 full-service banking offices with 325 full-time equivalent employees.
Occupancy expense decreased $18 and $16 thousand, or 2.3% and 1.0% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of adjustments to lease expenses. As of June 30, 2014, First Security leased six facilities and the land for two branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.
Professional fees decreased $16 and $18 thousand for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013. Professional fees include fees related to investor relations, outsourcing internal audit and a portion of compliance, as well as external audit, tax services and legal and accounting advice related to, among other things, litigation, lending activities, employee benefit programs, foreclosures and regulatory matters.
FDIC deposit premium insurance decreased $664 thousand to $336 thousand and decreased $1.4 million to $647 thousand, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decrease is a direct result of the bank's improved capital condition at June 30, 2014.
Insurance expense decreased $643 thousand to $303 thousand and decreased $723 thousand to $628 thousand, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. In connection with the 2013 Recapitalization, we converted certain insurance policies into long-term tail policies with the payment of additional premiums. Additionally, our ongoing insurance expense has declined as a result of our improved financial condition.

At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to the appraised values. Write-downs have declined due to fewer properties currently in OREO. Write-downs on OREO and repossessions decreased $233 thousand, or 75.4%, and decreased $1.2 million, or 76.3%, respectively, for the three and six month period ended June 30, 2014 compared to the same periods in 2013. Write-downs for the remainder of 2014 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions, and our ability to liquidate properties.
Net gains on OREO, repossessions and fixed assets decreased $138 thousand to $15 thousand, or 90.2%, and decreased $289 thousand to $5 thousand, or 98.3%, respectively, for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our initial fair value assumptions applied to OREO, as discussed above.
Non-performing asset expenses include, among other items, maintenance, repairs, utilities, taxes and storage costs. These costs decreased $1.0 million, or 83.9%, and $2.6 million, or 86.6%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. Historically, our holding costs have been commensurate with the level of nonperforming assets. We anticipate continued reductions in this category during 2014.
Data processing fees increased 0.6% and 2.3% to $506 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The monthly fees associated with data processing are typically based on transaction volume.
Advertising expense increased 128.8% and 72.4% to $135 thousand and $269 thousand, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. This increase was due to an our roll-out of the new logo and to better market the Bank in the community.
Intangible asset amortization expense declined $22 thousand, or 30.0%, and declined $48 thousand, or 33.1%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2014.
Other expense increased $401 thousand and $483 thousand, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase in other expense is associated with several sub-components and was part of the normal course of conducting business.
Income Taxes
We recorded an income tax provision of $131 thousand and $263 thousand, respectively, for the three and six months ended June 30, 2014 compared to an income tax benefit of $83 thousand and a tax provision of $36 thousand, respectively, for the same periods in 2013. For the six months ended June 30, 2014, we recorded $501 thousand in additional deferred tax valuation allowance to offset the tax benefits generated during the first two quarters of 2014, including changes in other comprehensive income.
A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years as well as current business trends. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit. During the second quarter of 2014, we achieved taxable income with the return to core profitability. Our ability to maintain and steadily improve our level of profitability, combined with forecasts of future income, will provide positive evidence in our quarterly evaluation and analysis of our valuation allowance. As positive evidence builds over multiple quarters, the valuation allowance may be reduced in part or in full.
At June 30, 2014, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements.

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

FINANCIAL CONDITION

As of June 30, 2014, we had total consolidated assets of $1.0 billion, total loans held-for-investment of $659.5 million, loans held-for-sale of $28.5 million, total deposits of $867.7 million and shareholders’ equity of $86.6 million. As of December 31, 2013, we had total consolidated assets of $977.6 million, total loans of $583.1 million, total deposits of $857.3 million and shareholders' equity of $83.6 million. As of June 30, 2013, we had total assets of $1.1 billion, total loans of $542.0 million, total deposits of $957.8 million and shareholders' equity of $86.7 million.
Loans
As we continue to implement our strategic initiatives and restructure the mix of earning assets, we expect to realize continued growth in our loan portfolio. As of June 30, 2014, total loans increased by $76.4 million, or 13.1% (26.4% annualized), from December 31, 2013 and increased by $117.5 million, or 21.7%, from June 30, 2013.

The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$178,482	$181,988	$177,309	(1.9)%	0.7%
Commercial	311,527	261,935	231,773	18.9%	34.4%
Construction	52,784	39,936	40,565	32.2%	30.1%
Multi-family and farmland	16,178	17,663	19,132	(8.4)%	(15.4)%
	558,971	501,522	468,779	11.5%	19.2%
Commercial loans	65,952	55,337	57,450	19.2%	14.8%
Consumer installment loans	30,041	21,103	10,591	42.4%	183.6%
Other	4,575	5,135	5,199	(10.9)%	(12.0)%
Total loans	659,539	583,097	542,019	13.1%	21.7%
Allowance for loan and lease losses	(9,400)	(10,500)	(12,300)	(10.5)%	(23.6)%
Net loans	$650,139	$572,597	$529,719	13.5%	22.7%

Loans year-to-date have incurred substantial growth with an increase of approximately $76.4 million when compared to December 31, 2013. This is mostly due to an increase in commercial real estate loans of $49.6 million, or 18.9%, an increase in construction real estate of $12.8 million, or 32.2%, and an increase in commercial and industrial loans of $8.9 million, or 42.4%, partially offset by a decrease in residential 1-4 family real estate loans of $3.5 million, or 1.9%.
Comparing June 30, 2014 to June 30, 2013, loans increased by $117.5 million, or 21.7%. The largest declining loan balance was residential multi-family and farmland loans of $3.0 million, a decrease of 15.4%. This decrease was offset by increases in commercial real estate loans of $79.8 million, or 34.4%, construction real estate loans of $12.2 million, or 30.1%, and consumer loans of $19.5 million, an increase of 183.6%.
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
The following loan portfolio segments have been identified: (1) Real estate: Residential 1-4 family, (2) Real estate: Commercial, (3) Real estate: Construction, (4) Real estate: Multi-family and farmland, (5) Commercial, (6) Consumer, and (7) Other. We evaluate the risks associated with these segments based upon specific characteristics associated with the loan segments. The risk associated with the Real estate: Construction portfolio is most directly tied to the probability of declines in value of the residential and commercial real estate in our market area and secondarily to the financial capacity of the borrower. The risk associated with the Real estate: Commercial portfolio is most directly tied to the lease rates and occupancy rates for commercial real estate in our market area and secondarily to the financial capacity of the borrower. The other portfolio segments have various risk characteristics, including, but not limited to: the borrower’s cash flow, the value of the underlying collateral, and the capacity of guarantors.
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

From time to time, we may include an unallocated component to the allowance. Generally, an unallocated allowance assists in mitigating inherent risks that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products for which insufficient history exists for a robust analysis.
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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2014 and 2013. The provision (credit) for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $12 thousand for each of the six month periods ended June 30, 2014 and 2013. The reserve for unfunded commitments totaled $288 thousand and $264 thousand as of June 30, 2014 and 2013, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Six Months Ended
	June 30,
	2014	2013
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$10,500	$13,800
Credit for loan and lease losses	(1,242)	(148)
Sub-total	9,258	13,652
Charged-off loans:
Real estate – residential 1-4 family	243	1,068
Real estate – commercial	257	413
Real estate – construction	—	469
Real estate – multi-family and farmland	—	—
Commercial loans	6	27
Consumer installment and other loans	251	333
Leases, net of unearned income	29	—
Other loans		—
Total charged-off	786	2,310
Recoveries of charged-off loans:
Real estate – residential 1-4 family	178	235
Real estate – commercial	477	65
Real estate – construction	78	130
Real estate – multi-family and farmland	9	10
Commercial loans	78	204
Consumer installment and other loans	137	225
Leases, net of unearned income	69	87
Other	2	2
Total recoveries	1,028	958
Net charged-off (recovery)	(242)	1,352
Decrease from transfer of loans held-for-investment to loans held-for-sale	(100)	—
Allowance for loan and lease losses – end of period	$9,400	$12,300
Total loans – end of period	$659,539	$542,019
Average loans	$638,927	$550,010
Net loans (recovered) charged-off to average loans, annualized	(0.08)%	0.50%
Credit for loan and lease losses to average loans, annualized	0.04%	0.05%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.43%	2.27%
Nonperforming loans	157.35%	137.28%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of June 30, 2014		As of December 31, 2013		As of June 30, 2013
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$3,191	27.1%	$4,063	31.2%	$5,167	32.7%
Real estate – commercial	2,613	47.2%	3,299	44.9%	3,516	42.8%
Real estate – construction	902	8.0%	899	6.8%	1,230	7.5%
Real estate – multi-family and farmland	718	2.5%	916	3.1%	1,128	3.5%
Commercial loans	962	10.0%	970	9.5%	1,071	10.5%
Consumer installment loans	584	4.6%	342	3.6%	159	2.0%
Other	7	0.7%	11	0.8%	29	1.0%
Unallocated	423	—%	—	—%	—	—%
Total	$9,400	100.0%	$10,500	100.0%	$12,300	100.0%
__________________
1 Represents the percentage of loans in each category to total loans.
Throughout the economic downturn, the ratio of the allowance to total loans was significantly increased largely because of the level of nonperforming loans, the associated decline in real estate values, and the excessive level of charge-offs. These factors contributed to elevated levels of classified loans, which is a driving component of the allowance. Since March 31, 2013, we have experienced a significant decline in the level of non-performing loans. Nonperforming loans were $6.0 million, $8.1 million and $9.0 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. When comparing June 2014 to December 2013, non-performing loans decreased $2.1 million, and when compared to June 30, 2013, non-performing loans have decreased $3.0 million. During the fourth quarter of 2012, we identified approximately $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million charge-off to reduce the balance to the estimated net proceeds. These loans were sold in the first quarter of 2013. Our ratio of non-performing loans to total loans was 0.91% as of June 30, 2014 as compared to 1.39% as of December 31, 2013 and 1.65% as of June 30, 2013. Additionally, our minimal level of net charge-offs during the first two quarters of 2014 has further supported our improving asset quality. Specifically, net charges-offs (recoveries) for the six months ended June 30, 2014 were $(242) thousand, or (0.08)% of average loans on an annualized basis compared to $1.4 million, or 0.50% of average loans on an annualized basis for the same period in 2013.
The combination of positive asset quality trends as well as low loss rates for the prior year resulted in a reduction in our allowance-to-loans ratio to 1.43% at June 30, 2014, compared to 1.80% at December 31, 2013 and 2.27% at June 30, 2013. We anticipate that our allowance model may support a lower allowance-to-loans ratio with continuation of the current asset quality and charge-off trends; however, we may need to provide additional provision expense in the future due to the expected loan growth.
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
The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2014, December 31, 2013 and June 30, 2013:
As of June 30, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$163,385	$8,036	$6,797	$264	$178,482
Real estate: Commercial	304,083	1,629	4,003	1,812	311,527
Real estate: Construction	48,399	3,450	935	—	52,784
Real estate: Multi-family and farmland	15,355	148	675	—	16,178
Commercial	59,027	3,655	3,040	230	65,952
Consumer	29,687	84	270	—	30,041
Other	4,541	—	34	—	4,575
Total Loans	$624,477	$17,002	$15,754	$2,306	$659,539
As of December 31, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097

As of June 30, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$156,948	$7,993	$11,513	$855	$177,309
Real estate: Commercial	220,049	5,422	5,942	360	231,773
Real estate: Construction	35,917	3,961	661	26	40,565
Real estate: Multi-family and farmland	17,567	587	978	—	19,132
Commercial	51,909	467	3,257	1,817	57,450
Consumer	10,149	96	346	—	10,591
Other	5,060	22	117	—	5,199
Total Loans	$497,599	$18,548	$22,814	$3,058	$542,019

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $2.3 million at June 30, 2014, $3.6 million at December 31, 2013 and $3.1 million at June 30, 2013. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with specific impaired loans totaled $514 thousand as of June 30, 2014, compared to $450 thousand as of December 31, 2013 and $0 as of June 30, 2013. General reserves totaled $8.9 million as of June 30, 2014, compared to $10.0 million as of December 31, 2013 and $12.3 million as of June 30, 2013. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. Our allowance as a percentage of total loans has decreased mostly due to a credit to our provision for loan and lease loses and a decrease in non-performing loans. The ratio of the general reserves to the applicable loan pools has declined from 2.27% as of June 30, 2013 and 1.71% as of December 31, 2013 to 1.40% as of June 30, 2014.

We believe that the allowance for loan and lease losses as of June 30, 2014 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets
As of June 30, 2014, our allowance for loan and lease losses as a percentage of total loans was 1.43%, which is a decrease from the 1.80% as of December 31, 2013 and a decrease from the 2.27% as of June 30, 2013.  Net charge-offs (recoveries) as a percentage of average loans (annualized) improved to (0.08)% for the six months ended June 30, 2014 compared to 0.50% for the same period in 2013. As of June 30, 2014, non-performing assets decreased to $13.7 million, or 1.35% of total assets, from $16.3 million, or 1.67% of total assets as of December 31, 2013 and decreased from $19.5 million, or 1.83% of total assets as of June 30, 2013. Our total non-performing loans as of June 30, 2014 decreased by $2.2 million, or 26.5%, and $3.0 million, or 33.3%, respectively, and reduce our total nonperforming assets as of June 30, 2014 by $2.6 million, or 16.2%, and $5.8 million, or 29.8%, respectively, when compared to December 31, 2013 and June 30, 2013. The allowance as a percentage of total non-performing loans was 157.3% as of June 30, 2014 compared to 129.14% at December 31, 2013 and 137.3% at June 30, 2013.
We believe that overall asset quality will continue to improve. From December 31, 2013 to June 30, 2014, we have seen continued improvement in our asset quality. Special mention loans decreased $1.0 million, or 5.6%, from $18.0 million as of December 31, 2013 to $17.0 million as of June 30, 2014. Comparing June 30, 2014 to June 30, 2013, special mention loans decreased by $1.5 million, or 8.3%. Substandard loans decreased $7.1 million, or 28.1%, from $25.1 million at December 31, 2013 to $18.1 million at June 30, 2014. Comparing June 30, 2014 to June 30, 2013, substandard loans decreased by $7.8 million, or 30.2%. We believe based on the trends in substandard loans, there is minimal additional migration to nonperforming loans from the performing loans. We have also achieved steady reductions in other real estate owned. OREO declined by $484 thousand, or 5.9%, from $8.2 million as of December 31, 2013 to $7.7 million as of June 30, 2014. Comparing June 30, 2014 to June 30, 2013, OREO declined by $2.8 million, or 26.7%. This is a direct result of our efforts to liquidate and sell our OREO properties as well as reduced inflows into OREO.

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
NON-PERFORMING ASSETS BY TYPE

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands, except percentages)
Nonaccrual loans	$4,891	$7,203	$8,628
Loans past due 90 days and still accruing	1,083	928	332
Total nonperforming loans, including loans 90 days and still accruing	$5,974	$8,131	$8,960

Other real estate owned	$7,717	$8,201	$10,533
Repossessed assets	8	12	16
Total nonperforming assets	$13,699	$16,344	$19,509

Nonperforming loans as a percentage of total loans	0.91%	1.39%	1.65%
Nonperforming assets as a percentage of total assets	1.35%	1.67%	1.83%

The following table provides the classifications for nonaccrual loans and other real estate owned as of June 30, 2014, December 31, 2013 and June 30, 2013.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$363	3	$365	3	$461	6
Residential real estate loans	1,262	40	2,727	45	3,744	54
Commercial real estate loans	1,932	11	2,653	13	1,314	15
Commercial and industrial loans	1,079	16	1,137	17	2,783	29
Commercial leases	—	—	—	—	24	4
Consumer and other loans	255	6	321	11	302	10
Total	$4,891	76	$7,203	89	$8,628	118
Other real estate owned
Construction/development	$3,109	175	$3,806	242	$4,152	241
Residential real estate	1,325	17	1,905	50	1,395	34
Commercial real estate	2,977	13	2,490	30	4,258	27
Multi-family and farmland	—	—	—	—	381	2
Commercial and industrial	306	1	—	—	347	2
Total	$7,717	206	$8,201	322	$10,533	306

Nonaccrual loans totaled $4.9 million, $7.2 million and $8.6 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. All loans held-for-sale as of June 30, 2014, December 31, 2013 and June 30, 2013 were pass rated and none were classified as non-accrual or past due ninety days and still accruing. We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of June 30, 2014, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

As of June 30, 2014, nonaccrual loans decreased by $2.3 million, or 32.1%, compared to December 31, 2013. Comparing June 30, 2014 to December 31, 2013, nonaccrual residential real estate loans decreased by $1.5 million and commercial real estate loans decreased by $721 thousand. The decreases were primarily due to successful workouts with minimal, if any, losses. We continue to actively pursue appropriate strategies to maintain or reduce the current level of nonaccrual loans.
OREO decreased $484 thousand from December 31, 2013 to June 30, 2014.  During the six months ended June 30, 2014, we sold 25 properties for $2.2 million. We expect continued OREO resolutions during 2014 due to marketing strategies and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing increased $155 thousand for the six months ending June 30, 2014 when compared to December 31, 2013. As of June 30, 2014, the $1.1 million in loans 90 days past due and still accruing was composed of $716 thousand in residential real estate loans, $188 thousand in commercial real estate loans, $170 thousand in construction real estate loans and $9 thousand of consumer loans.
Loans 90 days past due and still accruing were $928 thousand as of December 31, 2013. Of these past due loans as of December 31, 2013, residential real estate loans totaled $773 thousand, $68 thousand in commercial and industrial loans, $76 thousand in consumer loans and the remainder in other categories.
As of June 30, 2014, loans 90 days past due and still accruing increased $751 thousand when compared to the same period in 2013. As of June 30, 2013, the $332 thousand in loans 90 days past due and still accruing was composed of $230 thousand in residential real estate loans, $80 thousand in construction real estate loans and $22 thousand in leases.
Total non-performing assets as of the second quarter of 2014 were $13.7 million compared to $16.3 million at December 31, 2013 and $19.5 million at June 30, 2013.
As of June 30, 2014, our asset quality ratios are consistent with or more favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $1 billion to $3 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of March 31, 2014, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	0.91%	1.29%
Nonperforming loans[1] as a percentage of the allowance	63.55%	87.19%
Nonperforming loans[1] as a percentage of equity capital	6.90%	7.69%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	2.05%	1.94%
__________________
1 Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity.  During the fourth quarter of 2013 and the first two quarters of 2014 we sold approximately $57.0 million and $61.5 million of investments primarily to redeploy the funds into loans. There may be additional sales of securities classified as available-for-sale in 2014 as deemed appropriate.
Available-for-sale securities totaled $102.4 million at June 30, 2014, $172.8 million at December 31, 2013 and $337.3 million at June 30, 2013. Held-to-maturity securities totaled $130.7 million at June 30, 2014 and $132.6 million at December 31, 2013. The held-to-maturity securities were transferred from the available-for-sale securities in the third and fourth quarter of 2013. No securities were classified as held-to-maturity at June 30, 2013. The transfer to the held-to-maturity classification was to minimize any further unrealized losses due to an increase in interest rates, which does not impact regulatory capital, but does impact total shareholders' equity and book value. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The decrease in securities available-for-sale of $70.4 million at June 30, 2014 from December 31, 2013, reflects the sale of securities as noted above as well as the redeployment of cash flows principal payments into loans. At June 30, 2014, December 31, 2013 and June 30, 2013, the available-for-sale securities portfolio had gross unrealized gains of approximately $962 thousand, $2.0 million and $3.1 million, and gross unrealized losses of approximately $854 thousand, $2.7 million and $5.8 million, respectively. At June

30, 2014 and December 31, 2013, the held-to maturity securities had gross unrecognized gains of approximately $2.8 million and $656 thousand and gross unrecognized losses of approximately $477 thousand and $1.1 million, respectively. Our securities portfolio at June 30, 2014 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools, collateralized loan obligations and corporate bonds.
The following tables provides the amortized cost of our available-for-sale and held-to-maturity securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$1,565	$2,698	$—	$—	$4,263
Municipal - taxable	195	637	220	537	1,589
Agency bonds	—	—	—	—	—
Agency issued REMICs	552	27,922	5,077	—	33,551
Agency issued mortgage pools	—	24,995	16,105	450	41,550
Other	—	4,429	16,939	—	21,368
Total	$2,312	$60,681	$38,341	$987	$102,321
Tax equivalent yield	5.28%	1.85%	1.60%	3.94%	1.85%
MATURITY OF HTM INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$—	$—	$—	$8,305	$8,305
Municipal - taxable	—	93	14,974	3,729	18,796
Agency bonds	—	11,049	44,643	8,200	63,892
Agency issued REMICs	—	23,997	2,435	—	26,432
Agency issued mortgage pools	—	1,702	3,206	8,376	13,284
Total	$—	$36,841	$65,258	$28,610	$130,709
Tax equivalent yield	—%	1.59%	1.83%	2.65%	1.94%

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
As of June 30, 2014, we performed an impairment assessment of the available-for-sale securities in the portfolio and the held-to-maturity portfolio that had an unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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
As of June 30, 2014, gross unrealized losses in our available-for-sale portfolio totaled $854 thousand, compared to $2.7 million as of December 31, 2013 and $5.8 million as of June 30, 2013. As of June 30, 2014, gross unrecognized losses in the held-to-maturity portfolio totaled $477 thousand compared to $1.1 million as of December 31, 2013. As of June 30, 2014, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of twenty-six securities), municipals (consisting of two securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of five securities) and federal agencies (consisting of thirteen securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between December 31, 2012 and June 30, 2014, the rate on the 10-year U.S. Treasury increased from approximately 1.76% to 2.53%. As this represented an increase in interest rates, the market valuation of our securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to one corporate note. The unrealized loss in the corporate note is primarily due to changes in interest rates subsequent to purchase. We do not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that we will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of our impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at June 30, 2014 are considered temporary.
As of June 30, 2014 and December 31, 2013, we identified approximately $11.3 million of collateralized loan obligations ("CLOs") within our investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, we would have to sell the securities prior to the compliance date of July 21, 2017. At this time, we continue to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in our portfolio to determine whether such CLOs will remain permitted investments. The unrealized loss as of June 30, 2014 for the CLOs totaled $86 thousand.
As of June 30, 2014, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 5% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of June 30, 2014.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$58,583	$58,010
Federal Home Loan Mortgage Corporation (FHLMC)	$25,769	$25,798
Government National Mortgage Association (GNMA)	$32,194	$31,690

We held no federal funds sold as of June 30, 2014, December 31, 2013 or June 30, 2013. As of June 30, 2014, we held $16.5 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $10.1 million at December 31, 2013 and $101.5 million as of June 30, 2013. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
At June 30, 2014, we held $28.8 million in bank-owned life insurance, compared to $28.3 million at December 31, 2013 and $28.0 million at June 30, 2013.

Deposits and Other Borrowings
As of June 30, 2014, total deposits increased by 1.2% (2.4% annualized) from December 31, 2013 and decreased by 9.4% from June 30, 2013. The increase from December 31, 2013 was primarily due to the increase in savings and money market accounts as well as a slight increase in brokered deposits offset by reductions in our retail and jumbo certificates of deposit. The decrease from June 30, 2013 was principally because of planned reductions in brokered deposits and reductions in our retail and jumbo certificates of deposit. Excluding brokered deposits, our deposits decreased by 0.2% (0.4% annualized) from December 31, 2013 and decreased 7.9% from June 30, 2013. In the first six months of 2014, noninterest bearing demand and interest bearing demand deposits increased by 3.6% and 6.9%, respectively, compared to December 31, 2013. Retail and jumbo certificates of deposit declined by 10.4% and 14.2%, respectively, when comparing June 30, 2014 to December 31, 2013. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposits increased by $20.2 million, or 3.2% (6.4% annualized), from December 31, 2013. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Prior to the termination of the Bank's Order on March 10, 2014, the presence of a capital requirement restricted the rates that we could offer on deposit products. Currently, we have no restrictions on the rates that we can offer, although we believe that we can raise sufficient low-cost deposits without pricing above the prevailing market rates.
Brokered certificates of deposits decreased $40.5 million from June 30, 2013 to June 30, 2014 and decreased $5.7 million from December 31, 2013 to June 30, 2014 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® ("CDARS") and the Insured Cash Sweep® ("ICS") networks. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. ICS is a network of banks that allow customer transaction accounts to receive multi-million-dollar FDIC insurance coverage. As of June 30, 2014, our CDARS balance consists of $12.7 million in reciprocal customer accounts and $373 thousand in purchased time deposits. As of June 30, 2014, our ICS balance was $5.0 million in customer accounts.
Brokered deposits at June 30, 2014, December 31, 2013 and June 30, 2013 were as follows:

BROKERED DEPOSITS

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands)
Brokered certificates of deposits	$68,963	$74,688	$109,510
CDARS - Customer deposits	12,699	374	371
CDARS - Purchased deposits	373	—	—
ICS - Customer deposits	5,001	—	—
Total	$87,036	$75,062	$109,881

Prior to the termination of the Bank's Order on March 10, 2014, and as discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order previously restricted our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The excess liquidity over the last two years was in part to ensure we have adequate funding to meet our short-term contractual obligations as long as the Order remained in place.  While our desire is to fund loan growth with customer deposits, we anticipate supplementing with a certain level of brokered deposits or other wholesale funding. The table below is a maturity schedule for our brokered deposits as of June 30, 2014.
BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years		Greater than two years
	(in thousands)
Brokered certificates of deposit	$7,216	$15,611	$22,468	$10,799		$12,869
CDARS - Customer deposits	12,599	—	100	—		—
CDARS - Purchased deposits	—	373	—	—	—	—
ICS - Customer deposits	5,001	—	—	—		—
Total	$24,816	$15,984	$22,568	$10,799		$12,869

As of June 30, 2014, December 31, 2013 and June 30, 2013, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $15.9 million as of June 30, 2014, compared to $12.5 million and $14.1 million as of December 31, 2013 and June 30, 2013, respectively.
As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At June 30, 2014 and December 31, 2013, we had FHLB advances of $38.1 million and $20.0 million, respectively. We had no FHLB advances as of June 30, 2013.

The terms of the FHLB advance as of June 30, 2014 and December 31, 2013 are as follows:

Balance as of June 30, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	6/30/2014	FHLB variable rate advance	$38,075	0.11%	7/1/2014

Balance as of December 31, 2013
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on the operations and cash balance of FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $648 thousand as of June 30, 2014, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Agreement with the Federal Reserve requires prior written authorization for any payment to First Security that reduces the equity of FSGBank, including management fees. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
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
As of June 30, 2014, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $16.3 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of June 30, 2014, FSGBank had $177.9 million of total borrowing capacity at FHLB with all 1-4 family residential mortgages and investment securities pledged as collateral as well as the amount of FHLB stock we own. The available borrowing capacity at December 31, 2013 totaled $125.2 million. FSGBank had no borrowing capacity with the FHLB as of June 30, 2013.
Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of quarter-end, we had approximately $3.7 million in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $163.7 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of June 30, 2014, our unpledged available-for-sale and held-to-maturity securities totaled $33.4 million and $36.0 million, respectively.
Additionally, we had a $34.5 million in unsecured fed lines of credit as of June 30, 2014, that were fully available.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of June 30, 2014, we had $69.0 million in brokered CDs outstanding with a weighted average remaining life of approximately 13 months, a weighted average coupon rate of 2.41% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.43%. Our CDARS product had $12.7 million at June 30, 2014, with a weighted average coupon rate of 0.19% and a weighted average remaining life of approximately 1 month. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Prior to the termination of the Bank's Order, we were restricted in our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $135.3 million at June 30, 2014. The following table illustrates our significant contractual obligations at June 30, 2014 by future payment period.

CONTRACTUAL OBLIGATIONS

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Certificates of deposit [1]	$195,713	$78,365	$21,399	$—	$295,477
Brokered certificates of deposit [1]	45,296	15,938	7,729	—	68,963
CDARS® [1]	13,072	—	—	—	13,072
Federal funds purchased and securities sold under agreements to repurchase [2]	15,911	—	—	—	15,911
FHLB borrowings [3]	38,075	—	—	—	38,075
Operating lease obligations [3]	861	2,107	1,511	2,097	6,576
Total	$308,928	$96,410	$30,639	$2,097	$438,074
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

Net cash provided by operations during the first six months of 2014 totaled $1.8 million compared to net cash used in operations of $10.8 million for the same period in 2013. The increase in net cash provided by operations was primarily due to the change in other assets and liabilities. Net cash used in investing activities totaled $29.2 million for the six months ended June 30, 2014, compared to net cash used in investing activities of $70.7 million for the same period in 2013. The decrease in cash used is primarily associated with a decrease in the purchase of securities of $161.8 million, partially offset by an increase in loan originations of $114.8 million in 2014. Net cash provided by financing activities was $31.9 million for the first six months of 2014 compared to net cash provided by financing activities of $22.2 million in the comparable 2013 period. The increase in cash provided by financing activities is primarily related to the increase in deposits and FHLB borrowings.

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands)
Commitments to extend credit - fixed rate	$35,290	$36,273	$20,417
Commitments to extend credit - variable rate	96,417	94,857	89,496
Total Commitments to extend credit	$131,707	$131,130	$109,913

Standby letters of credit	$3,591	$3,208	$2,821

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
Capital Resources
Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. Prior to the termination of the Consent Order on March 10, 2014, and as described in Note 2 to our consolidated financial statements, the OCC previously required FSGBank to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. We believe that the elevated ratios were required due to the risk profile of FSGBank when the Order was issued in April 2010. We believe our current capital levels are sufficient and appropriate for our risk profile and asset level. Currently, our capital ratios exceed the minimum capital requirements to be considered "well-capitalized."
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

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

June 30, 2014	FSGBank Consent Order (1)	Minimum Capital Requirements to be "Well Capitalized"		Minimum Capital Requirements	First Security	FSGBank
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	12.4%	11.6%
Total capital to risk adjusted assets	N/A	10.0%		8.0%	13.6%	12.8%
Leverage ratio	N/A	5.0%	(2)	4.0%	9.4%	8.8%
December 31, 2013
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	13.6%	12.8%	(3)
Total capital to risk adjusted assets	13.0%	10.0%		8.0%	14.9%	14.1%	(3)
Leverage ratio	9.0%	5.0%	(2)	4.0%	9.4%	8.7%	(3)
June 30, 2013
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	14.1%	12.8%	(3)
Total capital to risk adjusted assets	13.0%	10.0%		8.0%	15.4%	14.0%	(3)
Leverage ratio	9.0%	5.0%	(2)	4.0%	8.5%	7.5%	(3)

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. The Company does not believe this update will have a significant impact to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate risks. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of June 30, 2014, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points and 200 basis points (1.00% and 2.00%, respectively) over a twelve-month period. Given this scenario, as of June 30, 2014, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $1.9 million, or 6.5%, as a result of a 100 basis point decline in rates based on annualizing our financial results through June 30, 2014. The model predicts a $835 thousand, or 2.86%, increase in net interest income resulting from a 100 basis point increase in rates. Finally, the model also forecasts an $1.7 million increase in net interest income, or 5.9%, as a result of a 200 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of June 30, 2014. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$27,283	$29,180	$30,015	$30,896
Dollar change net interest income	(1,897)	—	835	1,716
Percentage change net interest income	(6.50)%	0.00%	2.86%	5.88%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of June 30, 2014.
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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 6, 2014	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

August 6, 2014	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer