Form 10-Q
period 2014-09-30
FIRST SECURITY GROUP INC/TN
filed 2014-11-05
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 66,826,254 shares outstanding and issued as of November 5, 2014

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013	September 30, 2013
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$11,519	$10,742	$10,357
Interest Bearing Deposits in Banks	7,344	10,126	59,943
Cash and Cash Equivalents	18,863	20,868	70,300
Securities Available-for-Sale	98,677	172,830	207,009
Securities Held-to-Maturity, at amortized cost (fair value - $131,549 at September 30, 2014, $132,104 at December 31, 2013 and $130,170 at September 30, 2013)	129,313	132,568	129,164
Loans Held-for-Sale	46,904	220	1,661
Loans	666,728	583,097	534,627
Less: Allowance for Loan and Lease Losses	8,600	10,500	10,700
Net Loans	658,128	572,597	523,927
Premises and Equipment, net	27,862	27,888	28,810
Bank Owned Life Insurance	29,020	28,346	28,155
Other Real Estate Owned	5,952	8,201	8,662
Other Assets	13,163	14,056	14,167
TOTAL ASSETS	$1,027,882	$977,574	$1,011,855

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013	September 30, 2013
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$155,177	$144,365	$147,865
Interest Bearing Demand	104,404	95,559	92,108
Savings and Money Market Accounts	252,218	206,125	215,293
Certificates of Deposit less than $100 thousand	157,629	182,408	195,129
Certificates of Deposit of $100 thousand or more	125,606	153,750	170,466
Brokered Deposits	83,995	75,062	88,987
Total Deposits	879,029	857,269	909,848
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	12,878	12,520	12,657
Other Borrowings	43,485	20,000	—
Other Liabilities	4,527	4,137	5,962
Total Liabilities	939,919	893,926	928,467
SHAREHOLDERS’ EQUITY
Common Stock – $.01 par value – 150,000,000 shares authorized; 66,826,254 shares issued as of September 30, 2014, 66,602,601 issued as of December 31, 2013, and 66,602,601 issued as of September 30, 2013	766	764	764
Paid-In Surplus	197,326	196,536	196,059
Accumulated Deficit	(102,547)	(104,042)	(103,395)
Accumulated Other Comprehensive Loss	(7,582)	(9,610)	(10,040)
Total Shareholders’ Equity	87,963	83,648	83,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,027,882	$977,574	$1,011,855

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$8,805	$6,461	$23,493	$19,537
Investment Securities – taxable	887	1,321	2,883	3,143
Investment Securities – non-taxable	86	312	524	749
Other	2	77	52	338
Total Interest Income	9,780	8,171	26,952	23,767
INTEREST EXPENSE
Interest Bearing Demand Deposits	42	62	137	213
Savings Deposits and Money Market Accounts	193	188	467	628
Certificates of Deposit of less than $100 thousand	253	466	824	1,551
Certificates of Deposit of $100 thousand or more	246	475	793	1,558
Brokered Deposits	484	795	1,576	2,873
Other	75	20	198	51
Total Interest Expense	1,293	2,006	3,995	6,874
NET INTEREST INCOME	8,487	6,165	22,957	16,893
Provision (Credit) for Loan and Lease Losses	11	(1,632)	(1,231)	(1,780)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	8,476	7,797	24,188	18,673
NONINTEREST INCOME
Service Charges on Deposit Accounts	778	798	2,288	2,298
Mortgage Banking Income	462	420	921	927
Gain on Sales of Securities Available-for-Sale	10	—	628	154
Gain on Sale of Loans Transferred to Held-for-Sale	254	—	726	—
Other	1,301	1,074	3,907	3,118
Total Noninterest Income	2,805	2,292	8,470	6,497
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,153	5,807	15,652	17,081
Expense on Premises and Fixed Assets, net of rental income	1,379	1,547	4,052	4,301
Other	3,690	3,843	11,064	16,232
Total Noninterest Expense	10,222	11,197	30,768	37,614
INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,059	(1,108)	1,890	(12,444)
Income Tax Provision	132	322	395	358
NET INCOME (LOSS)	927	(1,430)	1,495	(12,802)
Preferred Stock Dividends	—	—	—	(929)
Accretion on Preferred Stock Discount	—	—	—	(452)
Effect of Exchange of Preferred Stock to Common Stock	—	—	—	26,179
NET INCOME AVAILABLE (LOSS ALLOCATED) TO COMMON SHAREHOLDERS	$927	$(1,430)	$1,495	$11,996
NET INCOME (LOSS) PER SHARE:
Net Income (Loss) Per Share – Basic	$0.01	$(0.02)	$0.02	$0.30
Net Income (Loss) Per Share – Diluted	$0.01	$(0.02)	$0.02	$0.30

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income (loss)	$927	$(1,430)	$1,495	$(12,802)
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(164)	(6,300)	1,221	(13,251)
Reclassifications for securities transferred to held-to-maturity	—	8,711	—	8,711
Reclassification adjustment for securities (gains) losses realized in income	(10)	—	(628)	(154)
Income tax effect, net of valuation allowance	—	—	—	—
Unrealized gains (losses) on available-for-sale securities	(174)	2,411	593	(4,694)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	—	(8,711)	—	(8,711)
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	497	88	1,432	88
Income tax effect, net of valuation allowance	—	—	—	—
Changes from securities held-for-maturity	497	(8,623)	1,432	(8,623)
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	16	(95)	3	(23)
Income tax effect, net of valuation allowance	—	—	—	—
Changes from cash flow hedges	16	(95)	3	(23)
Other comprehensive income (loss), net of tax	339	(6,307)	2,028	(13,340)
Comprehensive income (loss)	$1,266	$(7,737)	$3,523	$(26,142)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(in thousands)	Shares	Amount	Paid-In Surplus	Accumulated Deficit		Total
Balance - December 31, 2013	66,603	$764	$196,536	$(104,042)	$(9,610)	$83,648
Net Income	—	—	—	1,495	—	1,495
Other Comprehensive Income	—	—	—	—	2,028	2,028
Issuance of Restricted Stock, net of forfeitures	223	2	(2)	—	—	—
Share-Based Compensation, net of forfeitures	—	—	792	—	—	792
Balance - September 30, 2014	66,826	$766	$197,326	$(102,547)	$(7,582)	$87,963

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,495	$(12,802)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Credit for Loan and Lease Losses	(1,231)	(1,780)
Amortization, net	1,013	2,233
Share-Based Compensation	792	124
Depreciation	1,227	1,315
Gain on Sales of Loans Originated to be Held-For-Sale	(921)	(927)
Gain on Sales of Loans	(726)	—
Gain on Sales of Available-for-Sale Securities	(628)	(154)
Gain on Sales of Premises and Equipment, net	—	18
Net (gain) loss on Sales of Other Real Estate Owned and Repossessions, net	(111)	435
Write-down of Other Real Estate Owned and Repossessions	674	1,997
Accretion of Fair Value Adjustment, net	(658)	(10)
Loans Originated to be Held-for-Sale	(16,428)	(33,801)
Sale of Loans Originated to be Held-for-Sale	16,549	34,814
Changes in Operating Assets and Liabilities -
Interest Receivable	246	(192)
Other Assets	(177)	(1,246)
Interest Payable	(187)	(526)
Other Liabilities	577	(2,254)
Net Cash Provided by (Used in) Operating Activities	1,506	(12,756)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments and Calls	11,144	48,476
Sales	66,485	34,181
Purchases	(3,122)	(179,957)
Activity in Securities Held-to-Maturity:
Maturities, Prepayments and Calls	4,687	—
Loan Originations and Principal Collections, net	(175,302)	3,778
Proceeds from Sales of Premises and Equipment	—	403
Proceeds from Sale of Loans	45,920	22,296
Proceeds from Sales of Other Real Estate and Repossessions	3,849	6,372
Additions to Premises and Equipment	(2,702)	(1,242)
Capital Improvements to Other Real Estate and Repossessions	(73)	(820)
Net Cash Used in Investing Activities	(49,114)	(66,513)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	21,760	(98,218)
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	358	176
Net Increase of Other Borrowings	23,485	—
Net Proceeds from Issuance of Common Stock, net of offering costs	—	75,126
Proceeds from Exercise of Stock Options	—	14
Net Cash Provided by (Used in) Financing Activities	45,603	(22,902)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,005)	(102,171)
CASH AND CASH EQUIVALENTS – beginning of period	20,868	172,471
CASH AND CASH EQUIVALENTS – end of period	$18,863	$70,300

	Nine Months Ended
	September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transferred to OREO and repossessions	$2,086	$3,778
Financed sales of OREO and repossessions	$—	$509
Accrued and deferred cash dividends on preferred stock	$—	$929
Effect of accrued and unpaid dividends on preferred stock redemption	$—	$6,085
Securities transferred from available-for-sale to held-to-maturity	$—	129,164
Transfers of loans to loans held for sale at fair value	$86,592	$—
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$4,181	$7,400
Income taxes paid	$203	$—

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
Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 – REGULATORY MATTERS
FSGBank, N.A.
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
As of September 30, 2014, the Bank is considered well-capitalized for regulatory purposes.
First Security Group, Inc.
On October 2, 2014, the Federal Reserve Bank of Atlanta (the "Federal Reserve"), the Company's primary regulator, terminated the Company's Written Agreement (the "Agreement") that had been in place since September 7, 2010. On October 7, 2014, the Company filed a Current Report on Form 8-K that provides additional details relating to the termination of the Agreement. The Agreement was designed to enhance the Company's ability to act as a source of strength to the Company's wholly owned subsidiary, FSGBank, including, but not limited to, taking steps to ensure that the Bank complied with all material aspects of the Order issued by the OCC. A copy of the Agreement was attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 14, 2010.
While the Agreement has been terminated, the Company expects to continue to seek approval from the Federal Reserve prior to paying any dividends on our capital stock or incurring any additional indebtedness.
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
The following table compares the required capital ratios maintained by the Company and FSGBank:
CAPITAL RATIOS

September 30, 2014	FSGBank Consent Order [1]	Minimum Capital Requirements to be "Well Capitalized"		First Security	FSGBank
Tier 1 capital to risk adjusted assets	n/a	6.0%		12.0%	11.3%
Total capital to risk adjusted assets	n/a	10.0%		13.1%	12.5%
Leverage ratio	n/a	5.0%	[2]	9.4%	8.9%

December 31, 2013
Tier 1 capital to risk adjusted assets	n/a	6.0%		13.6%	12.8%
Total capital to risk adjusted assets	13.0%	10.0%		14.9%	14.1%
Leverage ratio	9.0%	5.0%	[2]	9.4%	8.7%

September 30, 2013
Tier 1 capital to risk adjusted assets	n/a	6.0%		14.6%	13.7%
Total capital to risk adjusted assets	13.0%	10.0%		15.8%	14.9%
Leverage ratio	9.0%	5.0%	[2]	9.0%	8.3%
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

Changes in Accumulated Other Comprehensive Income (Loss) from June 30, 2014 to September 30, 2014

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, June 30, 2014	$(50)	$(863)	$(7,008)	$(7,921)
Other comprehensive loss before reclassifications	16	(164)	—	(148)
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	497	497
Reclassification adjustment for securities gain realized in income	—	(10)	—	(10)
Net current period other comprehensive income (loss)	16	(174)	497	339
Ending balance, September 30, 2014	$(34)	$(1,037)	$(6,511)	$(7,582)

Changes in Accumulated Other Comprehensive Income (Loss) from June 30, 2013 to September 30, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, June 30, 2013	$18	$(3,751)	—	$(3,733)
Other comprehensive loss before reclassifications	(95)	(6,300)	—	(6,395)
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	88	88
Reclassification for securities transferred to held-to-maturity	—	8,711	(8,711)	—
Net current period other comprehensive income (loss)	(95)	2,411	(8,623)	(6,307)
Ending balance, September 30, 2013	$(77)	$(1,340)	(8,623)	$(10,040)

Changes in Accumulated Other Comprehensive Income (Loss) from December 31, 2013 to September 30, 2014

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2013	$(37)	$(1,630)	$(7,943)	$(9,610)
Other comprehensive income before reclassifications	3	1,221	—	1,224
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	1,432	1,432
Reclassification adjustment for securities gain realized in income	—	(628)	—	(628)
Net current period other comprehensive income (loss)	3	593	1,432	2,028
Ending balance, September 30, 2014	$(34)	$(1,037)	$(6,511)	$(7,582)

Changes in Accumulated Other Comprehensive Income (Loss) from December 31, 2012 to September 30, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2012	$(54)	$3,354	$—	$3,300
Other comprehensive loss before reclassification	(23)	(13,251)	—	(13,274)
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	88	88
Reclassifications for securities transferred to held-for-sale		8,711	(8,711)	—
Reclassification adjustment for securities gain realized in income	—	(154)	—	(154)
Net current period other comprehensive income (loss)	(23)	(4,694)	(8,623)	(13,340)
Ending balance, September 30, 2013	$(77)	$(1,340)	$(8,623)	$(10,040)

For the three and nine months ended September 30, 2014 and 2013, no amounts were reclassified into interest income due to gains on derivatives. For the three and nine months ended September 30, 2014, there were $10 thousand and $628 thousand, respectively, of gains reclassified from unrealized gains (losses) on available-for-sale securities to earnings as a result of sales during the period. For the three and nine months ended September 30, 2013, there were $154 thousand of gains on available-for-sale securities reclassified to earnings.

During 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity classification. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified out of accumulated other comprehensive loss over the remaining life of the security. For the three and nine months ended September 30, 2014, approximately $497 thousand and $1.4 million, respectively, of the unrealized loss was reclassified out of accumulated other comprehensive loss, compared to $88 thousand for both the three and nine months ended September 30, 2013. As of September 30, 2013, the securities classified as held-to-maturity totaled approximately $129 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$927	$(1,430)	$1,495	$(12,802)
Preferred stock dividends	—	—	—	(929)
Accretion of preferred stock discount	—	—	—	(452)
Dividends and undistributed earnings allocated on participating securities	(12)	—	(27)	(88)
Effect of exchange of preferred stock to common stock	—	—	—	26,179
Net income available (loss allocated) to common shareholders	$915	$(1,430)	$1,468	$11,908
Denominator:
Weighted average common shares outstanding including participating securities	66,701	63,280	66,644	40,317
Less: Participating securities	832	680	868	297
Weighted average basic common shares outstanding	65,869	62,600	65,776	40,020
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	5	—	3	—
Weighted average diluted common shares outstanding	65,874	62,600	65,779	40,020
Net earnings per share:
Basic	$0.01	$(0.02)	$0.02	$0.30
Diluted	$0.01	$(0.02)	$0.02	$0.30
As of September 30, 2014 and September 30, 2013 a total of 3.5 million and 3.2 million stock options and restricted stock grants were considered anti-dilutive, respectively.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014
Debt securities—
Mortgage-backed—residential	$82,912	$740	$804	$82,848
Municipals	4,644	95	89	4,650
Other	11,171	24	16	11,179
Total	$98,727	$859	$909	$98,677

December 31, 2013
Debt securities—
Federal agencies	$4,078	$78	$—	$4,156
Mortgage-backed—residential	116,314	1,428	1,763	115,979
Municipals	31,748	473	500	31,721
Other	21,350	—	376	20,974
Total	$173,490	$1,979	$2,639	$172,830

September 30, 2013
Debt securities—
Federal agencies	$6,177	$208	$251	$6,134
Mortgage-backed—residential	146,521	1,849	1,942	146,428
Municipals	33,336	548	504	33,380
Other	21,343	21	297	21,067
Total	$207,377	$2,626	$2,994	$207,009

The following table presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses.

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
September 30, 2014
Debt securities—
Federal agencies	$63,942	$802	$523	$64,221
Mortgage-backed—residential	38,231	506	138	38,599
Municipals	27,140	1,612	23	28,729
Total	$129,313	$2,920	$684	$131,549

December 31, 2013
Debt securities—
Federal agencies	$63,684	$206	$791	$63,099
Mortgage-backed—residential	41,801	60	302	41,559
Municipals	27,083	390	27	27,446
Total	$132,568	$656	$1,120	$132,104

September 30, 2013
Debt securities—
Federal agencies	$61,292	$447	$214	$61,525
Mortgage-backed—residential	40,271	377	47	40,601
Municipals	27,601	572	129	28,044
Total	$129,164	$1,396	$390	$130,170

During 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity portfolio. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified into accumulated other comprehensive income are amortized over the life of the security. No gain or loss was recognized at the time of the transfer. For the three and nine months ended September 30, 2014, approximately $497 thousand and $1.4 million, respectively, of the unrealized loss was recognized in accumulated other comprehensive income.
During the three months ended September 30, 2014, the Company sold one corporate bond resulting in proceeds of approximately $2.0 million and gross gains of $10 thousand. During the nine months ended September 30, 2014, the Company sold fifty-eight tax exempt municipal securities resulting in proceeds of approximately $23.1 million and gross gains of $484 thousand and gross losses of $253 thousand, three federal agency securities resulting in proceeds of approximately $4.0 million and gross gains of $38 thousand and gross losses of $0 thousand, twenty-three mortgage-backed securities resulting in proceeds of $34.4 million and gross gains of $618 thousand and $269 thousand gross losses and one corporate bond resulting in proceeds of $2.0 million and gross gains of $10 thousand.
The Company also sold $2.9 million in certificates of deposit resulting in gross gains of $1 thousand and gross losses of $1 thousand, resulting in no gain or loss for the nine months ended September 30, 2014.
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

At September 30, 2014, December 31, 2013 and September 30, 2013, securities with a carrying value of $35.3 million, $34.6 million and $35.1 million, respectively, were pledged to secure public deposits. At September 30, 2014, December 31, 2013 and September 30, 2013, the carrying amount of securities pledged to secure repurchase agreements was $17.2 million, $13.8 million and $19.6 million, respectively. At September 30, 2014, December 31, 2013 and September 30, 2013, securities of $5.0 million, $6.8 million and $6.9 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At September 30, 2014, December 31, 2013 and September 30, 2013 the carrying amount of securities pledged to secure lines of credit with the Federal Home Loan Bank (the "FHLB") totaled $100.8 million, $52.4 million and $53.3 million, respectively. At September 30, 2014, pledged and unpledged securities totaled $158.3 million and $69.7 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2014.

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$918	$921	$—	$—
Over 1 year through 5 years	2,975	2,971	13,119	13,344
5 years to 10 years	8,266	8,274	58,542	59,500
Over 10 years	3,656	3,663	19,421	20,106
	15,815	15,829	91,082	92,950
Mortgage-backed residential securities	82,912	82,848	38,231	38,599
Total	$98,727	$98,677	$129,313	$131,549

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of the Company's held-to-maturity investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014, December 31, 2013 and September 30, 2013.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2014
Mortgage-backed—residential	$6,780	$27	$59,075	$777	$65,855	$804
Municipals	2,255	59	1,192	30	3,447	89
Other	—	—	2,984	16	2,984	16
Totals	$9,035	$86	$63,251	$823	$72,286	$909
December 31, 2013
Mortgage-backed—residential	$77,451	$1,763	$—	$—	$77,451	$1,763
Municipals	11,652	500	—	—	11,652	500
Other	20,918	371	56	5	20,974	376
Totals	$110,021	$2,634	$56	$5	$110,077	$2,639
September 30, 2013
Federal agencies	$13,043	$251	$—	$—	$13,043	$251
Mortgage-backed—residential	82,545	1,942	—	—	82,545	1,942
Municipals	13,377	504	—	—	13,377	504
Other	16,991	291	55	6	17,046	297
Totals	$125,956	$2,988	$55	$6	$126,011	$2,994

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
September 30, 2014
Federal agencies	$—	$—	$22,627	$531	$22,627	$531
Mortgage-backed—residential	—	—	14,346	130	14,346	130
Municipals	559	23	—	—	559	23
Totals	$559	$23	$36,973	$661	$37,532	$684

December 31, 2013
Federal agencies	$40,149	$791	$—	$—	$40,149	$791
Mortgage-backed—residential	30,793	302	—	—	30,793	302
Municipals	1,739	27	—	—	1,739	27
Totals	$72,681	$1,120	$—	$—	$72,681	$1,120

September 30, 2013
Federal agencies	$13,919	$214	$—	$—	$13,919	$214
Mortgage-backed—residential	17,552	47	—	—	17,552	47
Municipals	4,225	129	—	—	4,225	129
Totals	$35,696	$390	$—	$—	$35,696	$390

As of September 30, 2014, the Company performed an impairment assessment of the available-for-sale and held-to-maturity securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-

than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of September 30, 2014, gross unrealized losses in the Company’s available-for-sale portfolio totaled $909 thousand, compared to $2.6 million as of December 31, 2013 and $3.0 million as of September 30, 2013. As of September 30, 2014, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $684 thousand compared to $1.1 million as of December 31, 2013 and $390 thousand as of September 30, 2013. As of September 30, 2014, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of twenty-seven securities), municipals (consisting of two securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of twenty-four securities), municipals (consisting of sixty-six securities) and federal agencies (consisting of twenty-six securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between September 30, 2013 and September 30, 2014, the rate on the 10-year U.S. Treasury decreased slightly from approximately 2.64% to 2.52%. As this represented a decrease in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to one corporate note. The unrealized loss in the corporate note is primarily due to changes in interest rates subsequent to purchase. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at September 30, 2014 are considered temporary.
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
As of September 30, 2014, the Company has identified approximately $11.2 million of collateralized loan obligations ("CLOs") within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, the Company would have to sell the securities prior to the compliance date of July 21, 2017. At this time, the Company continues to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in the Company's portfolio to determine whether such CLOs will remain permitted investments. The unrealized loss as of September 30, 2014 for the Company's CLOs totaled $93 thousand.

NOTE 6 – LOANS HELD-FOR-SALE
The Company maintains loans held-for-sale in connection with three distinct departments: the mortgage department, the government lending department and the TriNet division. The Company's mortgage department primarily originates long-term loans held-for-sale and uses various correspondent relationships to sell the loans on the secondary market. The mortgage department also originates certain mortgage loans to be retained and classifies as loans held-for-investment. From time to time, certain of these loans may be marketed and sold in order to manage the Company's interest rate risk position and concentration limits. The government lending department originates SBA and USDA government guaranteed loans with the primary purpose of selling the guaranteed portion in the secondary market. The Company's TriNet division originates construction loans for pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate with or subject to long-term leases to tenants that are investment grade or have investment grade attributes. The Company classifies all TriNet originations as held-for-investment. From time to time, the Company may evaluate a portion of the originated loans to sell in order to manage the Company's overall interest rate risk and asset-liability sensitivity. The Company transfers the loans to held-for-sale once specific loans are identified and the decision to sell the loan has been made. This is generally represented by the Company's execution of a letter of intent.
Residential loans held-for-sale by the Company's mortgage department totaled $1.0 million, $220 thousand and $1.7 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. During the third quarter of 2014, the Company identified a group of residential 1-4 family loans to be sold to a third party. These loans were transferred from the held-for-investment portfolio to the held-for-sale portfolio at approximately $6.9 million, which was the lower of cost or market value. These loans sold during the during the third quarter of 2014, resulting in a gain of approximately 156 thousand.
The Company's government lending department had loans held-for-sale at September 30, 2014 of approximately $292 thousand. This amount represents the portion of the SBA loan the Company intends to sell to third parties. Sales of SBA loans have generated income of approximately $87 thousand and $206 thousand for the three and nine months ended September 30, 2014.
During the first quarter of 2014, the Company identified a group of commercial real estate loans to be sold to third parties from the TriNet division. This group of loans was initially recorded in the held-for-investment loan portfolio with a balance of $33.7 million. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $33.6 million, which is net of an allowance of approximately $100 thousand as of March 31, 2014. The sale of these loans resulted in total gains of approximately $520 thousand. During the third quarter, the Company identified additional TriNet loans to sell. This group of loans was initially recorded in the held-for-investment loan portfolio with a balance of $45.7 million. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $45.6 million, which is net of an allowance of approximately $148 thousand. The Company expects to sell these loans during the fourth quarter of 2014 or first quarter of 2015.

Loans held for sale by type are summarized as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$1,023	$220	$1,661
SBA commercial real estate originated to be held-for-sale	191	—	—
SBA commercial and industrial loans originated to be held-for-sale	101	—	—
Commercial loans transferred to held-for-sale	45,589	—	—
Total loans held for sale	$46,904	$220	$1,661

All loans transferred to held-for-sale during 2014 were rated as pass and no loans were past due or classified as non-accrual at the date of transfer. All loans held-for-sale at September 30, 2014, December 31, 2013 and September 30, 2013 were rated as pass and no loans were past due or classified as non-accrual.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	September 30, 2014	December 31, 2013	September 30, 2013
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$183,857	$181,988	$173,446
Commercial	315,617	261,935	222,603
Construction	49,542	39,936	42,364
Multi-family and farmland	18,867	17,663	18,844
	567,883	501,522	457,257
Commercial loans	68,001	55,337	50,879
Consumer installment loans	26,382	21,103	21,586
Other	4,462	5,135	4,905
Total loans	666,728	583,097	534,627
Allowance for loan and lease losses	(8,600)	(10,500)	(10,700)
Net loans	$658,128	$572,597	$523,927

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
Included in the Company's loan portfolio are government guaranteed loans the Company purchased totaling $54.2 million, $51.7 million and $50.3 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Due to the nature of these loans, there is no specific or general allocation calculated or included in the allowance for loan and lease losses for this group of loans. These loans are reported within the commercial real estate classification.
The following table presents an analysis of the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2014 and September 30, 2013. The provision for loan and lease losses in the tables below do not include the Company’s provision accrual for unfunded commitments of $6 thousand and $18 thousand for the three and nine months ended September 30, 2014 and September 30, 2013, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $300 thousand, $282 thousand and $276 thousand at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Allowance for Loan and Lease Losses
For the Three Months Ended September 30, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, June 30, 2014	$3,191	$2,613	$902	$718	$962	$584	$7	$423	$9,400
Charge-offs	(149)	(492)	(228)	—	(26)	(128)	—	—	(1,023)
Recoveries	32	18	42	3	178	58	28	—	359
Provision (Credit)	(296)	107	30	205	(164)	163	(28)	(6)	11
Allowance for loans transfered to held-for-sale	—	(147)	—	—	—	—	—	—	(147)
Ending balance, September 30, 2014	$2,778	$2,099	$746	$926	$950	$677	$7	$417	$8,600

Allowance for Loan and Lease Losses
For the Nine Months Ended September 30, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2013	$4,063	$3,299	$899	$916	$970	$342	$11	$—	$10,500
Charge-offs	(392)	(749)	(228)	—	(32)	(378)	(30)	—	(1,809)
Recoveries	210	495	120	12	256	197	97	—	1,387
Provision (Credit)	(1,103)	(699)	(45)	(2)	(244)	516	(71)	417	(1,231)
Allowance for loans transfered to held-for-sale	—	(247)	—	—	—	—	—	—	(247)
Ending balance, September 30, 2014	$2,778	$2,099	$746	$926	$950	$677	$7	$417	$8,600
Allowance for Loan and Lease Losses
For the Three Months Ended September 30, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, June 30, 2013	$5,167	$3,516	$1,230	$1,128	$1,071	$159	$29	$—	$12,300
Charge-offs	(256)	(118)	(34)	(36)	(4)	(127)	—	—	(575)
Recoveries	46	248	182	5	14	64	48	—	607
Provision (Credit)	(723)	(771)	(30)	(29)	(61)	37	(55)	—	(1,632)
Ending balance, September 30, 2013	$4,234	$2,875	$1,348	$1,068	$1,020	$133	$22	$—	$10,700
Allowance for Loan and Lease Losses
For the Nine Months Ended September 30, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$74	$—	$13,800
Charge-offs	(1,324)	(531)	(503)	(36)	(31)	(460)	—	—	(2,885)
Recoveries	281	313	312	15	218	289	137	—	1,565
Provision (Credit)	(930)	(643)	872	348	(1,270)	32	(189)	—	(1,780)
Ending balance, September 30, 2013	$4,234	$2,875	$1,348	$1,068	$1,020	$133	$22	$—	$10,700

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of September 30, 2014.
As of September 30, 2014

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$253	$9	$1,281	$—	$—	$—	$—	$—	$1,534	$9
Collectively evaluated	183,604	2,769	314,336	2,099	49,542	746	18,867	926	566,349	6,540
Total evaluated	$183,857	$2,778	$315,617	$2,099	$49,542	$746	$18,867	$926	$567,883	$6,549

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$227	$—	$—	$—	$—	$—	$—	$—	$1,761	$9
Collectively evaluated	67,774	950	26,382	677	4,462	7	—	417	664,967	8,591
Total evaluated	$68,001	$950	$26,382	$677	$4,462	$7	$—	$417	$666,728	$8,600

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2013.
As of December 31, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,328	$—	$1,912	$450	$—	$—	$—	$—	$3,240	$450
Collectively evaluated	180,660	4,063	260,023	2,849	39,936	899	17,663	916	498,282	8,727
Total evaluated	$181,988	$4,063	$261,935	$3,299	$39,936	$899	$17,663	$916	$501,522	$9,177

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$320	$—	$—	$—	$—	$—	$—	$—	$3,560	$450
Collectively evaluated	55,017	970	21,103	342	5,135	11	—	—	579,537	10,050
Total evaluated	$55,337	$970	$21,103	$342	$5,135	$11	$—	$—	$583,097	$10,500

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of September 30, 2013.
As of September 30, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,424	$—	$358	$—	$26	$—	$—	$—	$1,808	$—
Collectively evaluated	172,022	4,234	222,245	2,875	42,338	1,348	18,844	1,068	455,449	9,525
Total evaluated	$173,446	$4,234	$222,603	$2,875	$42,364	$1,348	$18,844	$1,068	$457,257	$9,525

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$756	$—	$—	$—	$—	$—	$—	$—	$2,564	$—
Collectively evaluated	50,123	1,020	21,586	133	4,905	22	—	—	532,063	10,700
Total evaluated	$50,879	$1,020	$21,586	$133	$4,905	$22	$—	$—	$534,627	$10,700

The Company utilizes a risk rating system to evaluate the credit risk of its loan portfolio. The Company classifies loans as: pass, special mention, substandard/non-impaired, substandard/impaired, doubtful or loss. The following describes the Company's classifications and the various risk indicators associated with each rating.
A pass rating is assigned to those loans that are performing as contractually agreed and do not exhibit the characteristics of the criticized and classified risk ratings as defined below. The Company utilizes six grade classifications within the Pass rating based on the varying risk characteristics of the loan. Pass loan pools do not include the unfunded portions of binding commitments to lend, standby letters of credit, deposit secured loans or mortgage loans originated with commitments to sell in the secondary market. Loans that are not required to have an allowance reserve include: loans secured by segregated deposits held by FSGBank, loans held-for-sale, and the government guaranteed portion of SBA and USDA loans.
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
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2014:
As of September 30, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$171,647	$6,118	$5,839	$253	$183,857
Real estate: Commercial	307,993	2,519	3,824	1,281	315,617
Real estate: Construction	45,114	3,744	684	—	49,542
Real estate: Multi-family and farmland	17,962	235	670	—	18,867
Commercial	61,531	1,864	4,379	227	68,001
Consumer	26,060	56	266	—	26,382
Other	4,428	—	34	—	4,462
Total Loans	$634,735	$14,536	$15,696	$1,761	$666,728

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2013:

As of December 31, 2013
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2013:

As of September 30, 2013
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$152,115	$9,182	$10,725	$1,424	$173,446
Real estate: Commercial	207,015	5,206	10,024	358	222,603
Real estate: Construction	37,723	83	4,532	26	42,364
Real estate: Multi-family and farmland	16,947	999	898	—	18,844
Commercial	44,572	2,868	2,683	756	50,879
Consumer	21,228	79	279	—	21,586
Other	4,810	—	95	—	4,905
Total Loans	$484,410	$18,417	$29,236	$2,564	$534,627
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $1.8 million, $3.6 million and $2.6 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the three and nine months ended September 30, 2014 and 2013.

The following table presents additional information on the Company’s impaired loans as of September 30, 2014, December 31, 2013 and September 30, 2013:

	As of September 30, 2014				As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$143	$143	$—	$312	$1,328	$1,328	$—	$2,603
Real estate: Commercial	1,281	1,281	—	760	718	718	—	6,503
Real estate: Construction	—	—	—	—	—	—	—	5,528
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	694
Commercial	227	227	—	252	320	320	—	1,725
Consumer	—	—	—	—	—	—	—	109
Other	—	—	—	—	—	—	—	409
Total	$1,651	$1,651	$—	$1,324	$2,366	$2,366	$—	$17,571
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$110	$110	$9	$117	$—	$—	$—	$512
Real estate: Commercial	—	—	—	—	1,194	1,194	450	329
Real estate: Construction	—	—	—	—	—	—	—	1,190
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	60
Commercial	—	—	—	—	—	—	—	572
Consumer	—	—	—	—	—	—	—	19
Other	—	—	—	—	—	—	—	48
Total	110	110	9	117	1,194	1,194	450	2,730
Total impaired loans	$1,761	$1,761	$9	$1,441	$3,560	$3,560	$450	$20,301

	As of September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$1,424	$1,641	$—	$2,815
Real estate: Commercial	358	393	—	5,795
Real estate: Construction	26	472	—	4,635
Real estate: Multi-family and farmland	—	—	—	685
Commercial	756	1,894	—	1,911
Consumer	—	—	—	50
Other	—	—	—	367
Total	$2,564	$4,400	$—	$16,258
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$306
Real estate: Commercial	—	—	—	334
Real estate: Construction	—	—	—	1,167
Real estate: Multi-family and farmland	—	—	—	71
Commercial	—	—	—	360
Consumer	—	—	—	—
Other	—	—	—	—
Total	—	—	—	2,238
Total impaired loans	$2,564	$4,400	$—	$18,496

Nonaccrual loans were $4.0 million, $7.2 million and $6.8 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The following table provides nonaccrual loans by type:

	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$955	$2,727	$3,464
Real estate: Commercial	1,281	2,653	939
Real estate: Construction	198	365	461
Real estate: Multi-family and farmland	65	57	57
Commercial	1,246	1,137	1,605
Consumer and other	255	264	257
Leases	—	—	20
Total Nonaccrual Loans	$4,000	$7,203	$6,803

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of September 30, 2014
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,401	$1,751	$3,152	$180,705	$183,857	$1,892
Real estate: Commercial	1,331	—	1,331	314,286	315,617	—
Real estate: Construction	156	162	318	49,224	49,542	—
Real estate: Multi-family and farmland	—	65	65	18,802	18,867	—
Subtotal of real estate secured loans	2,888	1,978	4,866	563,017	567,883	1,892
Commercial	2,593	262	2,855	65,146	68,001	22
Consumer	148	257	405	25,977	26,382	37
Other	—	—	—	4,462	4,462	—
Total Loans	$5,629	$2,497	$8,126	$658,602	$666,728	$1,951

As of December 31, 2013
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,509	$1,967	$4,476	$177,512	$181,988	$773
Real estate: Commercial	1,626	365	1,991	259,944	261,935	—
Real estate: Construction	878	705	1,583	38,353	39,936	11
Real estate: Multi-family and farmland	245	53	298	17,365	17,663	—
Subtotal of real estate secured loans	5,258	3,090	8,348	493,174	501,522	784
Commercial	403	583	986	54,351	55,337	68
Consumer	95	329	424	20,679	21,103	76
Other	—	—	—	5,135	5,135	—
Total Loans	$5,756	$4,002	$9,758	$573,339	$583,097	$928

As of September 30, 2013
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,761	$2,328	$5,089	$168,357	$173,446	$496
Real estate: Commercial	780	1,419	2,199	220,404	222,603	—
Real estate: Construction	37	496	533	41,831	42,364	—
Real estate: Multi-family and farmland	—	119	119	18,725	18,844	13
Subtotal of real estate secured loans	3,578	4,362	7,940	449,317	457,257	509
Commercial	120	1,303	1,423	49,456	50,879	—
Consumer	9	250	259	21,327	21,586	—
Other	—	42	42	4,863	4,905	—
Total Loans	$3,707	$5,957	$9,664	$524,963	$534,627	$509

As of September 30, 2014, the Company had five loans, not on non-accrual, that were considered troubled debt restructurings. Two residential loans of $94 thousand were restructured with lower interest rates and payments, two commercial real estate loans of $1.2 million were restructured short term extensions with lower interest rates and one consumer loan of $17 thousand was restructured with lower payments. As of September 30, 2014, these loans were performing under the modified terms.
The Company had $1.3 million, $1.1 million and $1.0 million in total troubled debt restructurings outstanding as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014, December 31, 2013 and September 30, 2013. The Company has not committed to lend additional amounts as of September 30, 2014, December 31, 2013 and September 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed one modification totaling $1.1 million that would qualify as a troubled debt restructuring during the three months ended September 30, 2014 and completed two modifications totaling $1.2 million for the nine months ended September 30, 2014. The Company completed five modifications totaling $797 thousand for the year ended December 31, 2013 that would qualify as a troubled debt restructuring, completed one modification totaling $22 thousand that would qualify as a troubled debt restructuring for the three months ended September 30, 2013 and three modifications totaling $121 thousand that would qualify as troubled debt restructurings during the nine months ended September 30, 2013.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:	—	$—	$—	—	$—	$—

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)				(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	—	$—	$—	1	$70	$70
Total	—	$—	$—	1	$70	$70

	Year Ended
	December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	1	$38	$38
Commercial loan	1	22	22
Total	2	$60	$60
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above had no impact on the allowance for loan losses or charge-offs during the three and nine months ended September 30, 2014, the year ended December 31, 2013 and the three and nine months ended September 30, 2013.

NOTE 8 – OTHER BORROWINGS
Other borrowings at September 30, 2014 and December 31, 2013 consist of short-term variable or fixed rate advances from the Federal Home Loan Bank of Cincinnati ("FHLB") totaling $43.5 million and $20.0 million, respectively. There were no other borrowings at September 30, 2014, December 31, 2013 or September 30, 2013. The Company also has a FHLB letter of credit totaling $9.0 million which reduces the FHLB borrowing capacity. The letter of credit was not in use as of September 30, 2014, December 31, 2013 or September 30, 2013.
Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of September 30, 2014 and December 31, 2013 were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB, investment securities and by the FHLB stock owned by the Company. As of September 30, 2014 and December 31, 2013, the Company had loans totaling $182.7 million and $182.0 million, respectively, and investment securities totaling $100.8 million and $52.4 million, respectively, pledged as collateral at the FHLB.
As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At September 30, 2014, December 31, 2013 and September 30, 2013, the Company owned FHLB stock totaling $3.3 million, $2.3 million and $2.3 million, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet. Based on the collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $171.6 million at September 30, 2014.

The terms of the FHLB advances as of September 30, 2014 and December 31, 2013 are as follows:

Balance as of September 30, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	9/30/2014	FHLB variable rate advance	$43,485	0.08%	10/1/2014

Balance as of December 31, 2013
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014

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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. A valuation allowance is required when it is "more likely than not" that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. For the three and nine months ended September 30, 2014, the Company reported net income, which is positive evidence. Currently, the Company has determined that there is not sufficient positive evidence to reach a "more likely than not" conclusion that the deferred tax assets will be realized and as such, a full valuation allowance exist as of September 30, 2014. The Company evaluates the valuation allowance on a quarterly basis. As of September 30, 2014, the valuation allowance totals $62.4 million resulting in a net deferred tax asset of zero.
For the three months ended September 30, 2014 and 2013, the Company recognized an income tax provision of $132 thousand and $322 thousand, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized an income tax provision of $395 thousand and $358 thousand, respectively. The tax expense is directly related to the amortization of the Company's low income housing tax credit.
The Company evaluated its material tax positions as of September 30, 2014. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

NOTE 10 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Other noninterest income—	(in thousands)
Point-of-sale fees	436	401	1,276	1,171
Bank-owned life insurance income	234	238	820	723
Trust fees	233	193	668	527
Interest rate swap gain	138	17	375	33
All other items	260	225	768	664
Total other noninterest income	$1,301	$1,074	$3,907	$3,118
Other noninterest expense—
Professional fees	$658	$533	$1,947	$1,840
FDIC insurance	336	150	983	2,150
Data processing	577	628	1,671	1,697
Advertising	140	89	409	246
Printing & supplies	144	213	501	528
Write-downs on other real estate owned and repossessions	289	374	674	1,997
Gains on other real estate owned, repossessions and fixed assets	(113)	(116)	(118)	(417)
Non-performing asset expenses	204	488	609	3,506
Communications	129	141	426	411
ATM/Debit Card fees	244	207	734	625
Insurance	295	523	923	1,873
OCC Assessments	89	125	272	376
Intangible asset amortization	49	67	146	213
Interest rate swap loss	138	17	381	33
All other items	511	404	1,506	1,154
Total other noninterest expense	$3,690	$3,843	$11,064	$16,232

NOTE 11 –SHARE-BASED COMPENSATION
As of September 30, 2014, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the "2012 LTIP"), the 2002 Long-Term Incentive Plan (the "2002 LTIP") and the 1999 Long-Term Incentive Plan (the "1999 LTIP" and, together with the 2012 LTIP and 2002 LTIP, the "Plans"). The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The Plans are described in further detail below.
During the Company's participation in TARP CPP, the terms of awards were also subject to compliance with applicable TARP compensation regulations prior to the exchange of the TARP Preferred Stock on April 11, 2013.
The 2012 LTIP was approved by the shareholders of the Company at the Company's 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the Company's 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock ("Awards"). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of September 30, 2014, the number of shares available under the 2012 LTIP for future grants was 2,646,500.
The 2002 LTIP was approved by the shareholders of the Company at the Company's 2002 annual meeting and subsequently amended by the shareholders of the Company at the Company's 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 10-for-1 reverse stock split in 2012, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a 10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of September 30, 2014, there are no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2012, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of September 30, 2014, there are no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Stock option compensation expense	$150	$88	$462	$149
Stock option compensation expense, net of tax [1]	$99	$58	$305	$98

[1] Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the nine months ended September 30, 2014, no options were exercised. During the nine months ended September 30, 2013, 5,000 options were exercised for total proceeds of $14 thousand.
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
Options granted during the nine months ended September 30, 2014 totaled 364 thousand. The fair value of options granted during the nine months ended September 30, 2014 was determined using the following weighted-average assumptions as of the grant date. Options granted during the nine months ended September 30, 2013 totaled 7 thousand. The fair value of options granted during the nine months ended September 30, 2013 was determined using the following weighted-average assumptions as of the grant date.

	As of September 30, 2014	As of September 30, 2013
Risk-free interest rate	2.02%	2.00%
Expected term, in years	6.5	6.5
Expected stock price volatility	40.51%	44.09%
Dividend yield	—	—%
The following table represents stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	2,274,165	$3.35
Granted	363,750	$2.04
Exercised	—
Forfeited	(37,475)	$75.59
Outstanding, September 30, 2014	2,600,440	$2.84	8.83	$13,500
Exercisable, September 30, 2014	544,565	$4.92	8.45	$13,500
On February 27, 2014, as reported on a Current Report on Form 8-K filed on March 4, 2014, certain awards previously granted under the 2012 LTIP were modified effective February 28, 2014. The modification changed the vesting period from three years to five years. In addition, 96,250 supplemental stock options were authorized and will vest over a five year period in accordance with the modification. The supplemental stock options are exercisable at $2.33 per share and are otherwise identical to the original stock options and are subject to other terms and conditions of the 2012 LTIP and to the specific stock option awards.
As of September 30, 2014, shares available for future grants to employees and directors under existing Plans were zero, zero and 2,646,500 for the 1999 LTIP, 2002 LTIP and 2012 LTIP, respectively.
As of September 30, 2014, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 3.6 years.
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
As of September 30, 2014, unearned share-based compensation associated with these awards totaled $1.8 million. The Company recognized compensation expense (benefit), net of forfeitures, of $130 thousand and $330 thousand for the three and nine months ended September 30, 2014 and $109 thousand and $(25) thousand for the three and nine months ended September 30, 2013, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 3.6 years.

The following table represents restricted stock activity for the period ended September 30, 2014:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2014	884,991	[1]	$2.35
Granted	226,150		$1.94
Vested	(197,439)
Forfeited	(2,500)
Nonvested, September 30, 2014	911,202	[1]	$2.33
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal Agencies	$—	$—	$—	$—
Mortgage-backed—residential	—	82,848	—	82,848
Municipals	—	4,650	—	4,650
Other	—	11,116	63	11,179
Total securities available-for-sale	$—	$98,614	$63	$98,677
Loans held for sale	$—	$1,023	$—	$1,023
Zero premium collar	$—	$398	$—	$398
Financial liabilities
Forward loan sales contracts	$—	$7	$—	$7
Cash flow swap	$—	$398	$—	$398

	Fair Value Measurements at
	December 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$4,156	$—	$4,156
Mortgage-backed—residential	—	115,979	—	115,979
Municipals	—	31,721	—	31,721
Other	—	20,918	56	20,974
Total securities available-for-sale	$—	$172,774	$56	$172,830
Loans held for sale	$—	$220	$—	$220
Financial liabilities
Forward loan sales contracts	$—	$9	$—	$9
Cash Flow Swap	$—	$15	$—	$15

	Fair Value Measurements at
	September 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$6,134	$—	$6,134
Mortgage-backed—residential	—	146,428	—	146,428
Municipals	—	33,380	—	33,380
Other	—	21,012	55	21,067
Total securities available-for-sale	$—	$206,954	$55	$207,009
Loans held for sale	$—	$1,661	$—	$1,661
Zero premium collar		$33		$33
Financial liabilities
Forward loan sales contracts		$49		$49
Cash flow swap	$—	$33	$—	$33

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of September 30, 2014 and 2013.

September 30, 2014

	Balance as of December 31, 2013	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of September 30, 2014
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$56	7	—	—	$63

September 30, 2013

	Balance as of December 31, 2012	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of September 30, 2013
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$41	14	—	—	$55
At September 30, 2014, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the nine months ended September 30, 2014.

	Carrying Value as of September 30, 2014	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2014
	(in thousands)
Other real estate owned –
Construction/development	$2,783	$—	$—	$2,783	$(2,881)
Residential real estate	427	—	—	427	(100)
Commercial real estate	840	—	—	840	(461)
Other real estate owned	4,050	—	—	4,050	(3,442)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	101	—	—	101	(9)
Real Estate: Commercial	1,281	—	—	1,281	—
Real Estate: Construction	—	—	—	—	—
Real Estate: Multi-family and farmland	—	—	—	—	—
Commercial	227	—	—	227	—
Collateral-dependent loans	1,609	—	—	1,609	(9)
Totals	$5,659	$—	$—	$5,659	$(3,451)

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

The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized for during the nine months ended September 30, 2013.

	Carrying Value as of September 30, 2013	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of September 30, 2013
	(in thousands)
Other real estate owned -
Construction/development	$3,860	$—	$—	$3,860	$(3,914)
Residential real estate	1,555	—	—	1,555	(570)
Multi-family and farmland	381	—	—	381	(263)
Commercial real estate	2,519	—	—	2,519	(1,930)
Commercial and industrial	347	—	—	347	(150)
Other real estate owned	8,662	—	—	8,662	(6,827)

Collateral-dependent loans -
Real Estate: Residential 1-4 family	1,102	—	—	1,102	—
Real Estate: Commercial	358	—	—	358	—
Real Estate: Construction	26	—	—	26	—
Commercial	436	—	—	436	—
Collateral-dependent loans	1,922	—	—	1,922	—
Totals	$10,584	$—	$—	$10,584	$(6,827)
For the nine month period ended September 30, 2014, the Company decreased its valuation allowance on $4.1 million of other real estate owned. The Company recorded write-downs on other real estate owned of $289 thousand and $374 thousand during the three months ended September 30, 2014 and 2013, respectively, and write-downs on other real estate owned of $674 thousand and $2.0 million during the nine months ended September 30, 2014 and 2013, respectively. For collateral-dependent loans, no provision for loan loss was recorded during the three and nine months ended September 30, 2014. No provision for loan loss was recorded during the three and nine months ended September 30, 2013. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2014 or 2013. There were no transfers between Level 1 and Level 2 during 2014 or 2013.
For loans transferred to held for sale the carrying amount was estimated by the carrying amount of the loans before they were transferred to loans held for sale, net of of any associated allowance for loan and lease loss.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. As of September 30, 2014, the adjustments between the appraised property and the comparison property range from (72.4)% to 175.2% with a weighted average adjustment of (12.8)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provided capitalization rates up to 9.6% with a weighted average of 9.3%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17.0% as of September 30, 2014.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at September 30, 2014.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$1,281	Sales comparison approach	Adjustment for differences between the comparable sales	(35.1)%	5.8%	(14.6)%
Impaired Loans - Residential	101	Sales comparison approach	Adjustment for differences between the comparable sales	5.2%	26.5%	15.9%
Impaired Loans - Commercial	227	Sales comparison approach	Adjustment for differences between the comparable sales	9.4%	39.5%	24.5%
OREO-Residential	427	Sales comparison approach	Adjustment for differences between the comparable sales	(25.0)%	15.4%	1.44%
OREO-Commercial	840	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	113.7%	1.4%
		Income Approach	Capitalization rate	9.3%	9.6%	9.3%
OREO-Construction	2,783	Sales comparison approach	Adjustment for differences between the comparable sales	(72.4)%	175.2%	(12.8)%

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

For impaired loans and OREO properties at September 30, 2013, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (75.8)% to 102.9% with a weighted average adjustment of 0.18%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided capitalization rates up to 11.0% with a weighted average of 7.12%. The Company's third-party appraisals did not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of September 30, 2013.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at September 30, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$358	Sales comparison approach	Adjustment for differences between the comparable sales	(70.0)%	210.1%	(14.3)%
			Capitalization rate	9.0%	12.5%	10.1%
Impaired Loans - Residential	1,102	Sales Approach	Adjustment for differences between the comparable sales	(68.0)%	183.9%	3.7%
			Capitalization rate	9.2%	10.8%	9.8%
Impaired Loans - Commercial	436	Sales comparison approach	Adjustment for differences between the comparable sales	(32.0)%	30.0%	(0.1)%
OREO-Residential	1,555	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	31.3%	(1.0)%
OREO-CRE	2,519	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	100.0%	(1.2)%
			Capitalization rate	8.9%	10.5%	9.5%
OREO-Construction	3,860	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	90.0%	2.4%
OREO- Commercial and Industrial	347	Sales comparison approach	Adjustment for differences between the comparable sales	(63.9)%	102.9%	(2.6)%
			Capitalization rate	9.5%	11.0%	10.5%

The following table presents the estimated fair values of the Company’s financial instruments at September 30, 2014, December 31, 2013 and September 30, 2013.

		Fair Value Measurements at
		September 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$11,519	$11,519	$—	$—	$11,519
Interest bearing deposits in banks	7,344	7,344	—	—	7,344
Securities available-for-sale	98,677	—	98,614	63	98,677
Securities held-to-maturity	129,313	—	131,549	—	131,549
Federal Home Loan Bank stock	3,253	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,325	N/A	N/A	N/A	N/A
Loans held for sale	46,904	—	1,023	45,881	46,904
Loans, net	658,128	—	—	665,097	665,097
Accrued interest receivable	2,845	—	887	1,958	2,845
Financial liabilities
Deposits	879,029	511,799	366,934	—	878,733
Federal funds purchased and securities sold under agreements to repurchase	12,878	12,878	—	—	12,878
Other borrowings	43,485	43,485			43,485
Accrued interest payable	647	9	638	—	647

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,742	$10,742	$—	$—	$10,742
Interest bearing deposits in banks	10,126	10,126	—	—	10,126
Securities available-for-sale	172,830	—	172,774	56	172,830
Securities held-to-maturity	132,568	—	132,104	—	132,104
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	220	—	220	—	220
Loans, net	572,597	—	—	579,122	579,122
Accrued interest receivable	3,091	—	1,216	1,875	3,091
Financial liabilities
Deposits	857,269	446,048	413,477	—	859,525
Federal funds purchased and securities sold under agreements to repurchase	12,520	12,520	—	—	12,520
Other borrowings	20,000	20,000	—	—	20,000
Accrued interest payable	834	10	824	—	834

		Fair Value Measurements at
		September 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,357	$10,357	$—	$—	$10,357
Interest bearing deposits in banks	59,943	59,943	—	—	59,943
Securities available-for-sale	207,009	—	206,954	55	207,009
Securities held-to-maturity	129,164	—	130,170	—	130,170
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	1,661	—	1,661	—	1,661
Loans, net	523,927	—	—	533,404	533,404
Accrued interest receivable	3,165	—	1,381	1,784	3,165
Financial liabilities
Deposits	909,848	455,266	458,257	—	913,523
Federal funds purchased and securities sold under agreements to repurchase	12,657	12,657	—	—	12,657
Accrued interest payable	1,039	9	1,030	—	1,039

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2014, December 31, 2013 and September 30, 2013 was as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Commitments to extend credit - fixed rate	$33,300	$36,273	$29,464
Commitments to extend credit - variable rate	$112,527	$94,857	$90,086
Total commitments to extend credit	$145,827	$131,130	$119,550

Standby letters of credit	$3,243	$3,208	$3,308

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
THIRD QUARTER 2014 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and nine months ended September 30, 2014 and 2013. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto, which are included in this Form 10-Q.

Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee, with $1.0 billion in assets as of September 30, 2014. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. ("FSGBank"), currently has 26 full-service banking offices, including its headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 264 full-time equivalent employees. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.
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
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") terminated the Consent Order with FSGBank. On October 3, 2014, the Federal Reserve Bank of Atlanta (the "Federal Reserve") terminated the Written Agreement with First Security Group, Inc.
With each of these tasks now complete, we are fully implementing our business plan that will position us appropriately for both short-term and long-term success and our mission of becoming a top-tier community bank within our markets. As a result of the progress achieved to date on our business plan, we returned to profitability during the second quarter of 2014 and further expanded our profitability in the third quarter.
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
Loans— While cost reductions and revenue enhancements are being implemented, the return to profitability was largely associated with increasing loans and shifting the mix of earning assets from excess cash and investment securities into loans with a target of loans accounting for approximately 75% of total earning assets. From September 30, 2013 to September 30, 2014, we increased loans, including those held-for-sale, by $177.3 million, or 33.1%, with $130.3 million of loan growth for the nine months ended September 30, 2014. As of September 30, 2014, our loan to deposit ratio was 81.2% and our ratio of average loans to average earning assets for the three and nine months ended September 30, 2014 was 74.6% and 71.7%, respectively.
Subsequent to the completion of the Recapitalization, various lending opportunities were evaluated to enhance and expedite loan growth while maintaining our commitment to asset quality. During 2013, the following four niche lending initiatives were implemented. First, TriNet is a division focused on national net lease lending and includes three full-time equivalent employees. This unit originates construction of pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate on long-term leases to tenants that are investment grade or have investment grade attributes. As evidenced during 2014, we may, from time to time, evaluate a portion of the originated loans to sell in order to manage our overall interest rate risk and asset-liability sensitivity. Once management make the decision to sell a loan, generally represented by the execution of a letter of intent, the loans are transferred to held-for-sale. Second, we have an agreement with an unaffiliated third-party that originates small balance, unsecured consumer loans, primarily associated with home improvement additions, including financing new or replacement HVAC units, roofs, windows and other improvements. We are purchasing these consumer loans at a discount from the originator. During the third quarter of

2014, we ceased additional purchases based on the loan production levels achieved by our commercial lenders and other lending channels. Third, we established a business credit sales and support team that originates structured loans secured by accounts receivable and inventory within our markets. The business credit department was implemented as we believe properly structured and monitored asset-based lending at the community bank level is an under-served market that can generate above-average return on a risk-adjusted basis. To date, this department has yet to make any significant contributions, however, it is maintaining an active and solid pipeline of potential loan opportunities. The fourth lending initiative was a unit focused on government lending, primarily originating and selling the guaranteed portion of SBA and USDA loans. This fourth initiative provides a greater impact on non-interest income through the premium and servicing revenue for sold loans.
Collectively, we believe that our traditional lending officers, supplemented by these lending initiatives, will continue to significantly impact our loan balances within the next twelve months and be the primary contributor to steadily increasing core profitability.
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
We have generated positive results in implementing our deposit strategy. From September 30, 2013 to September 30, 2014, brokered deposits and higher rate customer CDs have declined by $100.7 million. This structured reduction in high cost deposits was funded with our excess liquidity as well as our growth in pure deposits. Pure deposits have increased by $65.8 million from December 31, 2013 to September 30, 2014. As of September 30, 2014, the ratio of pure deposits to total deposits was approximately 58.2%, compared to 52.0% as of December 31, 2013 and 50.3% as of September 30, 2013. Our goal is to achieve a ratio of pure deposits to total deposits of at least 60%. From December 31, 2013 to September 30, 2014, brokered deposits have increased by a net of $8.9 million. This includes $14.6 million in customer deposits placed and reciprocated through products provided by FSG in partnership with the network of banks associated with Promontory Interfinancial Network, LLC.
We expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships, including through cross-selling to new loan customers.
Investment Securities and Liquidity—Beginning in 2009, we maintained excess liquidity to reduce our liquidity risk given our credit and financial condition prior to the Recapitalization. During the second quarter of 2013, we began deploying the excess liquidity to purchase approximately $83.6 million in investment securities between March 31, 2013 and September 30, 2013. During the second half of 2013, we transferred certain federal agency, mortgage-based and municipal securities with a fair value of approximately $143 million from the available-for-sale portfolio to the held-to-maturity portfolio. The securities identified primarily consisted of securities with excessive price risk in higher interest rate environments. As of the transfer date, the unrealized holding loss was approximately $8.9 million. This unrealized loss will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield to result in no income statement impact. Subject to prepayment speeds, we anticipate between $1.8 million and $2.0 million of the unrealized loss to be accreted back into shareholders' equity during 2014. For the three and nine months ended September 30, 2014, approximately $497 thousand and $1.4 million, respectively, of the unrealized loss was accreted back into shareholders' equity. During the first nine months of 2014 and the fourth quarter of 2013, we sold approximately $66.5 million and $22.8 million, respectively, of investment securities to supplement existing liquidity sources to fund loan growth and to assist in maintaining our overall asset size. In addition, during the nine months ended September 30, 2014, we sold $2.9 million of certificates of deposit.
Net Interest Margin—As discussed above, solid progress has been achieved in restructuring our earning assets and deposit mix. As a result, our net interest margin has improved by 89 and 100 basis points from 2.71% and 2.38%, respectively, for the three and nine months ended September 30, 2013 to 3.60% and 3.38%, respectively, for the three and nine months ended September 30, 2014. During the third quarter of 2014, we recognized approximately $650 thousand in discount accretion through resolving multiple loans originally purchased at a discount. Adjusting for the discount accretion, the net interest margin was 3.33% in the third quarter of 2014. We anticipate additional margin improvement during the remainder of 2014. Overall, we believe a disciplined approach to managing our earning asset mix will improve our yield on earning assets, increase our margin and assist us in achieving steady growth in profitability.

Strategic Initiative—Non-Interest Expense Management— As a result of the Recapitalization and the associated under- and non-performing loan sale, our financial and regulatory condition improved significantly. Accordingly, our costs associated with non-performing assets, FDIC insurance, and corporate insurance has materially declined in 2014 as compared to 2013. Additionally, we initiated a process following the Recapitalization to identify operational efficiencies and other cost saving strategies while maintaining a high level of customer service.
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
During the third quarter of 2013, we began the process of implementing the recommendations. In reviewing the retail branches, various efficiencies were identified that supported a reduction in staffing as well as a shift towards better utilizing part-time employees during peak transaction times as well as a call center to centralize and ensure consistency in customer service resolutions. Reductions in the special assets and certain administrative functions were also identified. Collectively, we have reduced our employee base by 15.7% from 313 to 264 from September 30, 2013 to September 30, 2014. We closed two branches during December 2013 and consolidated two additional branches during the second quarter of 2014. Various other cost savings were identified and are being implemented as appropriate.
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
Treasury Management—In 2013, we created a dedicated treasury management department that provides both sales and support for all cash management products and services for our deposit customers with an emphasis on business accounts. The focus of this department is to actively solicit new business deposit relationships as well as to support and assist our current customers. As stated above, our goal is to capture additional deposit market share by increasing our pure deposits. We believe a dedicated treasury management department will assist in generating pure deposit growth and the related fee income from the various cash management products and services. While fee income has remained flat year-over-year, this department has assisted in growing our pure deposits, which is beneficial to our net interest margin.
Trust Fees—Our wealth management and trust department provides a full range of trust and estate services, investment management, including brokerage and insurance products, and private banking. Our revenues from this department are continuing to grow at a steady pace.
Mortgage Income—In the second half of 2013, our mortgage department transitioned to a dedicated underwriter model to increase our profitability and turnaround time. We are actively recruiting and hiring "purchase" originators with strong network connections to local real estate agents within our markets. While the overall mortgage landscape has changed dramatically over the last 12 months, we believe that our mortgage division can continue to generate a net profit as well as provide an important product to our customers. Additionally, we offer various private client mortgage products that we intend to classify as held-for-investment. From time-to-time, we may evaluate certain of these loans to sell on the secondary market based on our overall interest rate risk profile and our overall loan concentrations.
Gains on Loan Sales—In addition to the mortgage department, our dedicated Small Business Administration ("SBA")government lending department and our TriNet division may sell certain loans. Our government lending department offers SBA 7(a), SBA 504 and USDA B&I loans and is approved as an SBA Preferred and Express Lender. Through September 30, 2014, this department has generated $4.9 million in SBA loans with approximately $3.0 million of that amount guaranteed. The guaranteed portion that was sold resulting in a net gain of $86 thousand and $206 thousand, respectively, for the three and nine months ended September 30, 2014. We believe this department can generate significantly more volume in 2015 with additional resources that we anticipate adding in the next three months. From time-to-time, we may evaluate a portion of the TriNet loans to market for sale. During the first quarter of 2014, we identified a group of TriNet loans to sell that totaled approximately $33.6 million. The sale of these loans resulted in total gains of approximately $520 thousand. During the third quarter, we identified additional TriNet loans to sell totaling $45.6 million. We expect to sell these loans during the fourth quarter of 2014 or first quarter of 2015. Based on our concentration levels and interest rate risk profile, we may evaluate additional TriNet loans to sell. Currently, we have additional capacity within our internally established concentration limits to originate and hold additional TriNet loans.
Collectively, we believe that each of these departments can generate new or increased levels of non-interest income in 2014 and beyond.

Strategic Initiative—Resolution of Regulatory Enforcement Actions— On March 10, 2014, the OCC terminated the Bank's Order that had been in place since April 28, 2010, when, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC (the "Order"). The Order provided the areas of our operations that warranted improvement, including reviewing and revising various policies and procedures, including those associated with credit concentration risk management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit administration. The Order also required elevated minimum regulatory capital ratios, which meant that FSGBank could be deemed no stronger than "adequately capitalized" under the FDIC's prompt corrective action provisions. Effective with the termination of the Order and as of September 30, 2014, FSGBank is deemed to be "well capitalized."
On October 2, 2014, the Federal Reserve Bank of Atlanta (the "Federal Reserve") terminated the Company's Written Agreement (the "Agreement") that had been in place since September 7, 2010. The Agreement was designed to enhance our ability to act as a source of strength to FSGBank, including, but not limited to, taking steps to ensure that FSGBank gain compliance with the Order. While the Agreement has been terminated, we expect to continue to seek approval from the Federal Reserve prior to paying any dividends on our capital stock or incurring any additional indebtedness.

Overview
Market Conditions
Our financial results are impacted by both macro-economic and micro-economic conditions. We monitor key indicators on the national, regional and local levels and incorporate applicable trends into our risk tolerances.
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. On October 29, 2014, the FOMC announced the conclusion of the Quantitative Easing 3 ("QE3") asset purchases and reiterated that the low interest rate environment would likely remain in place "for a considerable time" after the end of the asset purchases and after the FOMC stated thresholds for unemployment and inflation expectations. We are actively monitoring our interest rate sensitivity and investment duration as it relates to our cash deployment strategy and overall balance sheet. As shown in Item 3, we expect our net interest income would benefit in a rising rate environment. Specifically, our income simulation models indicate our net interest income would increase by approximately 5% based on a 200 basis point increase in rates over a twelve month period.
As of September 2014, the national unemployment rate improved to 5.9% from 7.2% as of September 2013. As of August 2014, the latest available state level data, the unemployment rates in Tennessee and Georgia were 6.4% and 8.3%, respectively. Our primary markets of Chattanooga and Knoxville, Tennessee currently have unemployment rates in line with the state average. As of August 2014, the unemployment rates for Chattanooga and Knoxville, Tennessee were 7.3% and 6.4%, respectively, both improvements from the rates as of September 2013 of 7.4% and 6.7%, respectively. Our Dalton, Georgia market continues to have a higher rate than the state average. As of August 2014, the unemployment rate for Dalton, Georgia was 10.7%, which has increased from 9.6% as of September 2013. While these elevated unemployment rates continue to depress local economic activity, merely returning to national averages could have a material positive impact on our markets.
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
Financial Results
As of September 30, 2014, we had total consolidated assets of $1.0 billion, total loans of $666.7 million, total deposits of $879.0 million and shareholders’ equity of $88.0 million. For the three and nine months ended September 30, 2014, our net income was $927 thousand and $1.5 million, respectively, resulting in basic net income of $0.01 per share and diluted net income of $0.01 per share for the quarter and basic net income of $0.02 per share and diluted net income of $0.02 per share for the year-to-date period.
As of December 31, 2013, we had total consolidated assets of $977.6 million, total loans of $583.1 million, total deposits of $857.3 million and stockholders' equity of $83.6 million.
As of September 30, 2013, we had total consolidated assets of $1.0 billion, total loans of $534.6 million, total deposits of $909.8 million and shareholders’ equity of $83.4 million. For the three and nine months ended September 30, 2013, our net income available (loss allocated) to common shareholders was $(1.4) million and $12.0 million, respectively, resulting in basic net loss of $0.02 per share and diluted net loss of $0.02 per share for the quarter and basic net income of $0.30 per share and diluted net income of $0.30 per share for the year-to-date period. During the second quarter of 2013, we recognized a gain of $26.2 million on the conversion of our Preferred Stock to common stock in connection with the Recapitalization.
For the three and nine months ended September 30, 2014, net interest income increased by $2.3 million and $6.1 million, respectively, and noninterest income increased by $513 thousand and $2.0 million, respectively, compared to the same periods in 2013. For the three and nine months ended September 30, 2014, noninterest expense decreased by $1.0 million and $6.8 million, respectively, compared to the same periods in 2013. The increase in net interest income for the three and nine months ended September 30, 2014 is a direct result of our loan growth as well as reductions in our costs of funds. Noninterest income increased for the three months ended September 30, 2014, primarily due a increase in the gain on sales of loans, and increased for the nine months ended September 30, 2014, primarily due to the increase in gains on the sale of loans and securities. Noninterest expense decreased for the three and nine months ended September 30, 2014, primarily due to reductions in our salary expense, insurance expense and non-performing asset expenses. Full-time equivalent employees were 264 at September 30, 2014, compared to 313 at September 30, 2013.
The provision for loan and lease losses totaled $11 thousand for the three months ended September 30, 2014. In the year-to-date period for 2014, the credit for loan and lease losses totaled $1.2 million. The provision expense, or credit, is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.
Our efficiency ratio improved in the third quarter of 2014 to 90.5% compared to 132.4% in the same period of 2013 primarily due to an increase in net interest income combined with a decrease in noninterest expense. We anticipate our efficiency ratio to continue to improve during 2014 as we focus on enhancing revenue while continuing to reduce certain overhead expenses.
Net interest margin in the third quarter of 2014 was 3.60%, or 89 basis points higher than the prior year period of 2.71%. Net interest margin for the nine months ended September 30, 2014 was 3.38%, or 100 basis points higher than the same period in 2013. During the third quarter of 2014, we recognized approximately $650 thousand in discount accretion through resolving multiple loans originally purchased at a discount. Adjusting for the discount accretion, the net interest margin was 3.33% in the third quarter of 2014. We anticipate that our margin will continue to improve, although at a slower pace, during the remainder of 2014 as higher cost brokered deposits mature and are replaced with lower cost core deposits as well as anticipated loan growth. The projected improvement of our net interest margin is dependent on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.

RESULTS OF OPERATIONS
We reported net income for the three and nine months ended September 30, 2014 of $927 thousand and $1.5 million, respectively, compared to a net loss of $1.4 million and $12.8 million, respectively, for the same periods in 2013. For the three and nine months ended September 30, 2014, basic income per share was $0.01 and $0.02, respectively, and diluted income per share was $0.01 and $0.02, respectively, on approximately 65.9 million weighted average shares outstanding for both basic and diluted.

Net income for the three and nine months ended September 30, 2014, increased by $2.4 million and $14.3 million, respectively, compared to the same periods for 2013. The increase in net income for the three and nine months ended September 30, 2014 was primarily due to our net interest margin. During 2013, we recorded a $26.2 million one-time gain associated with the exchange of our Preferred Stock to Common Stock during the Recapitalization to fully offset the net loss and provide net income allocated to common shareholders of $12.0 million. As of September 30, 2014, we had 26 banking offices, including the headquarters, and 264 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year		For the Nine Months Ended	Change from Prior Year
	September 30, 2014	Amount	Percentage	September 30, 2014	Amount	Percentage
	(in thousands, except percentages)
Interest income	$9,780	$1,609	19.7%	$26,952	$3,185	13.4%
Interest expense	1,293	(713)	(35.5)%	3,995	(2,879)	(41.9)%
Net interest income	8,487	2,322	37.7%	22,957	6,064	35.9%
Provision (credit) for loan and lease losses	11	1,643	(100.7)%	(1,231)	549	(30.8)%
Net interest income after provision (credit) for loan and lease losses	8,476	679	8.7%	24,188	5,515	29.5%
Noninterest income	2,805	513	22.4%	8,470	1,973	30.4%
Noninterest expense	10,222	(975)	(8.7)%	30,768	(6,846)	(18.2)%
Net income before income taxes	1,059	2,167	195.6%	1,890	14,334	115.2%
Income tax provision	132	(190)	(59.0)%	395	37	10.3%
Net income	927	2,357	164.8%	1,495	14,297	111.7%
Preferred stock dividends	—	—	—%	—	(929)	100.0%
Accretion on Preferred Stock Discount	—	—	—%	—	(452)	100.0%
Effect of exchange of Preferred Stock to Common Stock	—	—	—%	—	(26,179)	100.0%
Net income allocated to common shareholders	$927	$2,357	164.8%	$1,495	$(10,501)	(87.5)%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended September 30, 2014, net interest income increased by $2.3 million, or 37.7%, to $8.5 million compared to $6.2 million for the same period in 2013. For the nine months ended September 30, 2014, net interest income increased by $6.1 million, or 35.9%, to $23.0 million compared to $16.9 million for the same period in 2013.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended September 30, 2014 and 2013.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	September 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$702,271	$8,805	4.97%	$529,406	$6,461	4.84%
Securities – taxable (2)	218,547	892	1.62%	289,226	1,333	1.83%
Securities – non-taxable (2)	11,750	131	4.42%	40,159	475	4.69%
Other earning assets	8,436	2	0.09%	68,964	77	0.44%
Total earning assets	941,004	9,830	4.14%	927,755	8,346	3.57%
Allowance for loan and lease losses	(9,357)			(12,599)
Intangible assets	217			405
Cash & due from banks	9,813			13,785
Premises & equipment	27,255			28,957
Other assets	48,699			58,616
TOTAL ASSETS	$1,017,631			$1,016,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$101,374	42	0.16%	$93,095	62	0.26%
Money market accounts	201,885	183	0.36%	175,276	179	0.41%
Savings deposits	40,445	10	0.10%	40,329	9	0.09%
Time deposits of less than $100 thousand	161,186	253	0.62%	198,665	466	0.93%
Time deposits of $100 thousand or more	129,103	246	0.76%	176,882	475	1.07%
Brokered CDs and CDARS®	85,369	484	2.25%	90,323	795	3.49%
Repurchase agreements	13,596	9	0.26%	14,206	20	0.56%
Other borrowings	42,203	66	0.62%	—	—	—%
Total interest bearing liabilities	775,161	1,293	0.66%	788,776	2,006	1.01%
Net interest spread		$8,537	3.48%		$6,340	2.56%
Noninterest bearing demand deposits	150,003			145,679
Accrued expenses and other liabilities	4,810			3,082
Shareholders’ equity	95,482			88,285
Accumulated other comprehensive income (loss)	(7,825)			(8,903)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,017,631			$1,016,919
Impact of noninterest bearing sources and other changes in balance sheet composition			0.12%			0.15%
Net interest margin			3.60%			2.71%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $50 thousand and $175 thousand for the quarters ended September 30, 2014 and 2013, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO 2013

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,160	$184	$2,344
Securities – taxable	(299)	(142)	(441)
Securities – non-taxable	(318)	(26)	(344)
Other earning assets	(38)	(39)	(77)
Total earning assets	1,505	(23)	1,482
Interest bearing liabilities:
Interest bearing demand deposits	5	(25)	(20)
Money market accounts	25	(22)	3
Savings deposits	—	1	1
Time deposits of less than $100 thousand	(77)	(135)	(212)
Time deposits of $100 thousand or more	(110)	(119)	(229)
Brokered CDs and CDARS®	(42)	(276)	(318)
Repurchase agreements	(1)	(10)	(11)
Other borrowings	15	2	17
Total interest bearing liabilities	(185)	(584)	(769)
Increase in net interest income	$1,690	$561	$2,251

The following tables summarize net interest income and average yields and rates paid for the year-to-date periods ended September 30, 2014 and 2013.

	For the Nine Months Ended
	September 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$660,274	$23,493	4.76%	$544,136	$19,537	4.80%
Securities – taxable (2)	227,626	2,899	1.70%	262,184	3,169	1.62%
Securities – non-taxable (2)	22,326	796	4.77%	29,514	1,141	5.17%
Other earning assets	10,343	52	0.67%	137,291	338	0.33%
Total earning assets	920,569	27,240	3.96%	973,125	24,185	3.32%
Allowance for loan and lease losses	(9,738)			(13,581)
Intangible assets	264			501
Cash & due from banks	9,541			12,271
Premises & equipment	27,805			29,151
Other assets	48,875			54,144
TOTAL ASSETS	$997,316			$1,055,611
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$100,212	137	0.18%	$89,465	213	0.32%
Money market accounts	177,056	435	0.33%	159,479	594	0.50%
Savings deposits	40,888	32	0.10%	40,066	34	0.11%
Time deposits of less than $100 thousand	168,593	824	0.65%	217,236	1,551	0.95%
Time deposits of $100 thousand or more	137,641	793	0.77%	196,004	1,558	1.06%
Brokered CDs and CDARS®	79,920	1,576	2.64%	125,299	2,873	3.07%
Repurchase agreements	12,776	26	0.27%	13,549	51	0.50%
Other borrowings	42,719	172	0.54%	—	—	—%
Total interest bearing liabilities	759,805	3,995	0.70%	841,098	6,874	1.09%
Net interest spread		$23,245	3.26%		$17,311	2.23%
Noninterest bearing demand deposits	147,327			139,816
Accrued expenses and other liabilities	4,302			9,038
Shareholders’ equity	94,395			65,863
Accumulated other comprehensive income (loss)	(8,513)			(204)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$997,316			$1,055,611
Impact of noninterest bearing sources and other changes in balance sheet composition			0.12%			0.15%
Net interest margin			3.38%			2.38%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $288 thousand and $419 thousand for the nine months ended September 30, 2014 and 2013, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO 2013

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$4,132	$(176)	$3,956
Securities – taxable	(426)	156	(270)
Securities – non-taxable	(261)	(84)	(345)
Other earning assets	(465)	179	(286)
Total earning assets	2,980	75	3,055
Interest bearing liabilities:
Interest bearing demand deposits	24	(99)	(75)
Money market accounts	61	(220)	(159)
Savings deposits	—	(2)	(2)
Time deposits of less than $100 thousand	(304)	(423)	(727)
Time deposits of $100 thousand or more	(399)	(366)	(765)
Brokered CDs and CDARS®	(933)	(364)	(1,297)
Repurchase agreements	(3)	(23)	(26)
Other borrowings	15	2	17
Total interest bearing liabilities	(1,539)	(1,495)	(3,034)
Increase in net interest income	$4,519	$1,570	$6,089

Net Interest Income – Volume and Rate Changes

Interest income on a fully-tax equivalent basis for the three and nine months ended September 30, 2014 was $9.8 million and $27.2 million, respectively, a 17.8% and 11.4% increase compared to the same periods in 2013. Average earning assets increased $13.2 million, or 1.4%, in the third quarter of 2014 compared to the same period in 2013, and decreased $52.6 million, or 5.4%, for the nine months ended September 30, 2014. The overall decline in average earning assets is a direct result of our balance sheet restructuring that included utilizing a sizable portion of our excess liquidity following the Recapitalization to pay off certain high rate deposits as they matured. The remaining excess liquidity has been used to fund loan growth. Average loans increased in the third quarter of 2014 by $172.9 million, or 32.7% as compared to the same period in the prior year. The net impact for changes in volumes and rates of interest earning assets for the three and nine months ended September 30, 2014 increased interest income by $1.5 million and $3.0 million, respectively, for changes in volume and decreased interest income by $23 thousand and increased income by $75 thousand, respectively, for changes in the rate of interest earning assets. The total impact on net interest income from changes in volume was an increase of $1.7 million and $4.5 million for the three and nine months ended September 30, 2014 when compared to the same periods in 2013.
The tax equivalent yield on average earning assets increased by 0.57% and 0.64% to 4.14% and 3.96%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, largely driven by the increase in loans and reductions in excess cash. The yield on average loans increased by 0.13% and decreased 0.04%, respectively, to 4.97% and 4.76%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The yields on average investment securities taxable, investment securities non-taxable and average other earning assets decreased by 0.21%, 0.27% and 0.40%, respectively, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, the yields on average investments securities taxable and average other earning assets increased by 0.08% and 0.34%, respectively, and the yield on investment securities non-taxable decreased by 0.40% when compared to the same period in 2013.

Total interest expense was $1.3 million and $4.0 million for the three and nine months ended September 30, 2014, respectively, or 35.5% and 41.9% lower, respectively, than the same periods in 2013. Average interest bearing liabilities decreased by $13.6 million and $81.3 million for the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in 2013, largely driven by our overall balance sheet restructuring initiative as well as our focus on increasing non-interest bearing deposit accounts. Comparing the third quarter of 2014 to the same period in 2013, average brokered deposits declined by $5.0 million while retail certificates of deposits declined by $37.5 million and jumbo certificates of deposit decreased $47.8 million, partially offset by an increase in other borrowings of $42.2 million. Comparing the nine months ended September 30, 2014 to the same period in 2013, average brokered deposits declined by $45.4 million while retail and jumbo certificates of deposit decreased by $48.6 million and $58.4 million, respectively, partially offset by an increase in other borrowing of $42.2 million. The reductions in volume reduced interest expense by $185 thousand and $1.5 million for the three and nine month period ended September 30, 2014, respectively. Further reducing interest expense $584 thousand and $1.5 million for the three and nine month period ended September 30, 2014, respectively, was the decline in rates paid on interest bearing liabilities, primarily in retail and jumbo certificates of deposits and brokered deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
Prior to the Recapitalization, we maintained above market rates on deposits to ensure that we maintained excess liquidity. Following the Recapitalization, we reduced our rates on all deposit products to market competitive rates. The reduction of rates on interest bearing liabilities reduced interest expense by $584 thousand and $1.5 million for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. The average rate paid on interest bearing liabilities for the three and nine months ended September 30, 2014 decreased by 35 and 39 basis points, respectively, to 0.66% and 0.70%, respectively. For the three months ended September 30, 2014, the average rate paid on in-market retail CDs declined by 31 basis points and the average rate paid on jumbo CDs declined by 31 basis points, resulting in combined savings of approximately $254 thousand. For the nine months ended September 30, 2014, the average rate paid on in-market retail CDs declined by 30 basis points and the average rate paid on jumbo CDs declined by 29 basis points, resulting in a savings of approximately $789 thousand.
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
Our net interest rate spread (on a tax equivalent basis) was 3.48% and 3.26% for the three and nine months ended September 30, 2014, respectively, compared to 2.56% and 2.23%, respectively, for the same periods in 2013. Our net interest margin was 3.60% and 3.38% for the three and nine months ended September 30, 2014, respectively, compared to 2.71% and 2.38% for the same periods in 2013. Excluding the previously discussed discount accretion, the net interest margin for the third quarter of 2014 was 3.33%. The increase in the net interest spread and net interest margin comparing 2014 to 2013 was a direct result of our balance sheet restructuring that included significant loan growth combined with reductions in high cost deposits. Noninterest bearing deposits contributed 12 basis points to the margin for both the three and nine months ended September 30, 2014, and 15 basis points for both the three and nine month period ended September 30, 2013.
We anticipate our adjusted net interest spread and net interest margin to continue improving during the remainder of 2014 and into 2015. However, improvement is dependent on multiple factors including our ability to grow loans and raise core deposits, maturities of brokered deposits, our deposit and loan pricing, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.
Provision (Credit) for Loan and Lease Losses
The provision (credit) for loan and lease losses during the three and nine month periods ended September 30, 2014, of $11 thousand and $(1.2) million, respectively, compared to a credit of $(1.6) million and $(1.8) million, respectively, for the same periods in 2013. Net charge-offs for the three and nine months ended September 30, 2014 were $664 thousand and $669 thousand, respectively, compared to net charge-offs (recoveries) of $(32) thousand and $1.3 million for the same periods in

2013. Annualized net charge-offs as a percentage of average loans were 0.09% for the nine months ended September 30, 2014 compared to 0.32% for the same period in 2013. Our peer group’s average annualized net charge-offs as a percentage of average loans as reported in the Uniform Bank Performance Report at June 30, 2014, the most recent information available, was 0.15%.
The provision for loan and lease losses for the three and nine months of 2014 was based on our analysis of probable incurred losses in the loan portfolio, positive asset quality trends and net recoveries during 2014. As of September 30, 2014, specific reserves for impaired loans totaled $9 thousand compared to $450 thousand as of December 31, 2013 and zero as of September 30, 2013. At September 30, 2014, our ratio of the allowance to total loans was 1.29% compared to 1.80% at December 31, 2013 and 2.00% at September 30, 2013.
As of September 30, 2014, management determined our allowance of $8.6 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at December 31, 2014, or sooner if needed; the provision expense will be adjusted accordingly, if necessary.
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

Noninterest Income
Noninterest income totaled $2.8 million and $8.5 million for the three and nine months ended September 30, 2014, an increase of $513 thousand and $2.0 million, respectively, or 22.4% and 30.4%, respectively, from the same periods in 2013. The increase for both the quarter and year-to-date periods in 2014 is primarily a result of net gains from sales of loans held-for-sale and the sale of securities available-for-sale.
The following table presents the components of noninterest income for the three and nine month periods ended September 30, 2014 and 2013.
NONINTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	Percent Change	2013	2014	Percent Change	2013
	(in thousands, except percentages)
Service charges on deposit accounts	$778	(2.5)%	$798	$2,288	(0.4)%	$2,298
Point-of-sale (POS) fees	436	8.7%	401	1,276	9.0%	1,171
Bank-owned life insurance income	234	(1.7)%	238	820	13.4%	723
Mortgage banking income	462	10.0%	420	921	(0.6)%	927
Trust fees	233	20.7%	193	668	26.8%	527
Net gains on sales of securities available-for-sale	10	100.0%	—	628	307.8%	154
Net gains on sales of loans held-for-sale	254	100.0%	—	726	100.0%	—
Interest rate swap gain	138	711.8%	17	375	1,036.4%	33
Other income	260	15.6%	225	768	15.7%	664
Total noninterest income	$2,805	22.4%	$2,292	$8,470	30.4%	$6,497

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including NSF fees, were $778 thousand and $2.3 million for the three and nine months ended September 30, 2014, a decrease of $20 thousand, or 2.5%, and an decrease of $10 thousand, or 0.4%, respectively, from the same periods in 2013. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.

Point-of-sale fees increased 8.7% to $436 thousand and 9.0% to $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $234 thousand and $820 thousand for the three and nine months ended September 30, 2014, a decrease of $4 thousand or 1.7% and an increase of $97 thousand, or 13.4%, respectively, from 2013 levels. The increase in the nine months ended September 30, 2014 was related to a one-time interest bonus for certain policies that was recognized during the first quarter of 2014. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to the Company. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 5.14% for the nine months ended September 30, 2014.
Mortgage banking income for the three and nine months ended September 30, 2014 increased $42 thousand, or 10.0% and decreased $6 thousand, or 0.6%, respectively, to $462 thousand and $921 thousand, respectively, compared to $420 thousand and $927 thousand, respectively, in the same periods of 2013. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held-for-sale loans at any time. Mortgages originated for sale in the secondary market totaled $16.4 million, $39.5 million, and $33.8 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Mortgages sold in the secondary market totaled $16.5 million, $42.9 million and $35.7 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. We sell these loans with the right to service the loan being released to the purchaser for a fee. During the second half of 2013, we focused on recruiting and retaining mortgage originators with a focus on purchase originations due to the significant declines in refinancing activities. Mortgage fee income for the remainder of 2014 will be dependent on market conditions.
Trust and wealth management fee income increased by $40 thousand, or 20.7%, and $141 thousand, or 26.8%, for the three and nine months ended September 30, 2014 compared to $193 thousand and $527 thousand, respectively, for the same periods in 2013. We expect trust fee income to continue increasing during 2014.
Net gains on sales of securities available-for-sale for the three and nine months ended September 30, 2014 increased $10 thousand and $474 thousand, respectively, from zero and $154 thousand, respectively, when compared to the same periods in 2013.
Net gains on sales of loans transferred to held-for-sale for the three and nine months ended September 30, 2014 were $254 thousand and $726 thousand, respectively, compared to zero for the same periods in 2013.
Interest rate swap gains for the three and nine months ended September 30, 2014 were $138 thousand and $375 thousand, respectively, compared to $17 thousand and $33 thousand, respectively, for the same periods in 2013. We have entered into loan level swaps to provide our customers with long-term fixed rate loans while entering into associated derivatives to convert the fixed rate cash flows to variable rate cash flows. As shown below, the interest rate swap gains are typically offset by the associated derivatives, which are included in in non-interest expense.
Other income for the three and nine months ended September 30, 2014 was $398 thousand and $1.1 million, respectively, compared to $225 thousand and $697 thousand, respectively, for each of the same periods in 2013. The components of other income primarily consist of ATM fee income, underwriting revenue, safe deposit box fee income, repossessions, leased equipment and premises and equipment.
Noninterest Expense
Noninterest expense decreased $975 thousand, or 8.7%, and decreased $6.8 million, or 18.2%, to $10.2 million and $30.8 million for the three and nine months ended September 30, 2014, respectively, compared to $11.2 million and $37.6 million for the same periods in 2013. Total noninterest expense decreased for the three and nine months ended September 30, 2014, primarily due to decreases in salary expense, insurance expense and non-performing asset expenses.

The following table represents the components of noninterest expense for the three and six month periods ended September 30, 2014 and 2013.

NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	Percent Change	2013	2014	Percent Change	2013
	(in thousands, except percentages)
Salaries & benefits	$5,153	(11.3)%	$5,807	$15,652	(8.4)%	$17,081
Occupancy	814	(8.6)%	891	2,410	(3.7)%	2,502
Furniture and equipment	565	(13.9)%	656	1,642	(8.7)%	1,799
Professional fees	658	23.5%	533	1,947	5.8%	1,840
FDIC insurance	336	124.0%	150	983	(54.3)%	2,150
Write-downs on OREO and repossessions	289	(22.7)%	374	674	(66.2)%	1,997
Gains on other real estate owned, repossessions and fixed assets	(113)	(2.6)%	(116)	(118)	(71.7)%	(417)
Non-performing asset expenses	204	(58.2)%	488	609	(82.6)%	3,506
Data processing	577	(8.1)%	628	1,671	(1.5)%	1,697
Communications	129	(8.5)%	141	426	3.6%	411
ATM/Debit card fees	244	17.9%	207	734	17.4%	625
Intangible asset amortization	49	(26.9)%	67	146	(31.5)%	213
Printing & supplies	144	(32.4)%	213	501	(5.1)%	528
Advertising	140	57.3%	89	409	66.3%	246
Insurance	295	(43.6)%	523	923	(50.7)%	1,873
OCC assessments	89	(28.8)%	125	272	(27.7)%	376
Interest rate swap loss	138	711.8%	17	381	1,054.5%	33
Other expense	511	26.5%	404	1,506	30.5%	1,154
Total noninterest expense	$10,222	(8.7)%	$11,197	$30,768	(18.2)%	$37,614

Salaries and benefits for the three and nine months ended September 30, 2014 decreased $654 thousand and $1.4 million, respectively, or 11.3%, and 8.4%, respectively, compared to the same periods in 2013. The decrease in salaries and benefits is primarily related to a reduction in the number of employees. The total savings provided by the reduction in the total number of employees was partially offset by the hiring of certain highly experienced in-market banking officers to assist in providing loan growth within our primary markets. As of September 30, 2014, we had 26 full-service banking offices with 264 full-time equivalent employees. As of September 30, 2013, we had 30 full-service banking offices with 313 full-time equivalent employees.
Occupancy expense decreased $77 and $92 thousand, or 8.6% and 3.7% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of fewer locations. As of September 30, 2014, First Security leased six facilities and the land for two branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities.
Professional fees increased $125 thousand and $107 thousand for the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013. Professional fees include fees related to investor relations, outsourcing internal audit and a portion of compliance, as well as external audit, tax services and legal and accounting advice related to, among other things, litigation, lending activities, employee benefit programs, foreclosures and regulatory matters.
FDIC deposit premium insurance decreased $1.2 million to $983 thousand for the nine months ended September 30, 2014 compared to the same period in 2013. The year-over-year decrease is a direct result of the bank's improved capital condition at during 2014.
Insurance expense decreased $228 thousand to $295 thousand and decreased $950 thousand to $923 thousand, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. In connection with the 2013 Recapitalization, we converted certain insurance policies into long-term tail policies with the payment of additional premiums. Additionally, our ongoing insurance expense has declined as a result of our improved financial condition.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to the appraised values. Write-downs have declined due to fewer properties currently in OREO. Write-downs on OREO and repossessions decreased $85 thousand, or 22.7%, and decreased $1.3 million, or 66.2%, respectively, for the three and nine month period ended September 30, 2014 compared to the same periods in 2013. Write-downs for the remainder of 2014 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions, and our ability to liquidate properties.
Net gains on OREO, repossessions and fixed assets decreased $3 thousand to $113 thousand, or 2.6%, and decreased $299 thousand to $118 thousand, or 71.7%, respectively, for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our initial fair value assumptions applied to OREO, as discussed above.
Non-performing asset expenses include, among other items, maintenance, repairs, utilities, taxes and storage costs. These costs decreased $284 thousand, or 58.2%, and $2.9 million, or 82.6%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. Historically, our holding costs have been commensurate with the level of nonperforming assets. We anticipate continued reductions in this category during 2014.
Data processing fees decreased 8.1% and 1.5% to $577 thousand and $1.7 million, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The monthly fees associated with data processing are typically based on transaction volume but also reflect cost savings achieved in our data processing contract.
Advertising expense increased 57.3% and 66.3% to $140 thousand and $409 thousand, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. This increase was due to the implementation of our new branding and associated logo as well as various marketing campaigns.
Intangible asset amortization expense declined $18 thousand, or 26.9%, and declined $67 thousand, or 31.5%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. Our core deposit intangible assets amortize on an accelerated basis in which the expense recognized declines over the estimated useful life of ten years. We anticipate slight decreases in amortization expense throughout the remainder of 2014.
Interest rate swap losses for the three and nine months ended September 30, 2014 were $138 thousand and $381 thousand, respectively, compared to $17 thousand and $33 thousand, respectively, for the same periods in 2013. We have entered into loan level swaps to provide our customers with long-term fixed rate loans while entering into associated derivatives to convert the fixed rate cash flows to variable rate cash flows. As shown in the non-interest income section above, the losses are typically offset in full.
Other expense increased $228 thousand and $700 thousand, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in other expense is associated with several sub-components and was part of the normal course of conducting business.
Income Taxes
We recorded an income tax provision of $132 thousand and $395 thousand, respectively, for the three and nine months ended September 30, 2014 compared to an income tax provision of $322 thousand and $358 thousand, respectively, for the same periods in 2013. For the nine months ended September 30, 2014, we recorded $288 thousand in additional deferred tax valuation allowance to offset the tax benefits generated during the first three quarters of 2014, including changes in other comprehensive income.
A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the improvement in current business trends and the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit. During the second quarter of 2014, we achieved taxable income with the return to core profitability and further expanded our profitability in the third quarter. Our ability to maintain and steadily improve our level of profitability, combined with forecasts of future income, will provide positive evidence in our quarterly evaluation and analysis of our valuation allowance. As positive evidence builds over multiple quarters, the valuation allowance may be reduced in part or in full.
At September 30, 2014, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements.

FINANCIAL CONDITION

As of September 30, 2014, we had total consolidated assets of $1.0 billion, total loans held-for-investment of $666.7 million, loans held-for-sale of $46.9 million, total deposits of $879.0 million and shareholders’ equity of $88.0 million. As of December 31, 2013, we had total consolidated assets of $977.6 million, total loans of $583.1 million, total deposits of $857.3 million and shareholders' equity of $83.6 million. As of September 30, 2013, we had total assets of $1.0 billion, total loans of $534.6 million, total deposits of $909.8 million and shareholders' equity of $83.4 million.
Loans
As we continue to implement our strategic initiatives and restructure the mix of earning assets, we expect to realize continued growth in our loan portfolio. As of September 30, 2014, total loans increased by $83.6 million, or 14.3% (19.2% annualized), from December 31, 2013 and increased by $132.1 million, or 24.7%, from September 30, 2013.

The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$183,857	$181,988	$173,446	1.0%	6.0%
Commercial	315,617	261,935	222,603	20.5%	41.8%
Construction	49,542	39,936	42,364	24.1%	16.9%
Multi-family and farmland	18,867	17,663	18,844	6.8%	0.1%
	567,883	501,522	457,257	13.2%	24.2%
Commercial loans	68,001	55,337	50,879	22.9%	33.7%
Consumer installment loans	26,382	21,103	21,586	25.0%	22.2%
Other	4,462	5,135	4,905	(13.1)%	(9.0)%
Total loans	666,728	583,097	534,627	14.3%	24.7%
Allowance for loan and lease losses	(8,600)	(10,500)	(10,700)	(18.1)%	(19.6)%
Net loans	$658,128	$572,597	$523,927	14.9%	25.6%

Loans year-to-date have incurred substantial growth with an increase of approximately $83.6 million when compared to December 31, 2013. This is mostly due to an increase in commercial real estate loans of $53.7 million, or 20.5%, an increase in construction real estate of $9.6 million, or 24.1%, and an increase in commercial and industrial loans of $12.7 million, or 22.9%.
Comparing September 30, 2014 to September 30, 2013, loans increased by $132.1 million, or 24.7%. This increase was primarily due to increases in residential 1-4 family real estate loans of $10.4 million, or 6.0%, commercial real estate loans of $93.0 million, or 41.8%, construction real estate loans of $7.2 million, or 16.9% and commercial and industrial loans of $17.1 million, or 33.7%.
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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2014 and 2013. The provision (credit) for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $18 thousand for each of the nine month periods ended September 30, 2014 and 2013. The reserve for unfunded commitments totaled $300 thousand and $276 thousand as of September 30, 2014 and 2013, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Nine Months Ended
	September 30,
	2014	2013
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$10,500	$13,800
Credit for loan and lease losses	(1,231)	(1,780)
Sub-total	9,269	12,020
Charged-off loans:
Real estate – residential 1-4 family	392	1,324
Real estate – commercial	749	531
Real estate – construction	228	503
Real estate – multi-family and farmland	—	36
Commercial loans	32	31
Consumer installment and other loans	378	460
Leases, net of unearned income	30	—
Other loans	—	—
Total charged-off	1,809	2,885
Recoveries of charged-off loans:
Real estate – residential 1-4 family	210	281
Real estate – commercial	495	313
Real estate – construction	120	312
Real estate – multi-family and farmland	12	15
Commercial loans	256	218
Consumer installment and other loans	197	289
Leases, net of unearned income	95	133
Other	2	4
Total recoveries	1,387	1,565
Net charged-off	422	1,320
Decrease from transfer of loans held-for-investment to loans held-for-sale	(247)	—
Allowance for loan and lease losses – end of period	$8,600	$10,700
Total loans – end of period	$666,728	$534,627
Average loans	$660,274	$544,136
Net loans charged-off to average loans, annualized	0.09%	0.32%
Credit for loan and lease losses to average loans, annualized	(0.25)%	(0.44)%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.30%	2.00%
Nonperforming loans	144.51%	146.33%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of September 30, 2014		As of December 31, 2013		As of September 30, 2013
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$2,778	27.6%	$4,063	31.2%	$4,234	32.4%
Real estate – commercial	2,099	47.3%	3,299	44.9%	2,875	41.6%
Real estate – construction	746	7.4%	899	6.8%	1,348	7.9%
Real estate – multi-family and farmland	926	2.8%	916	3.1%	1,068	3.5%
Commercial loans	950	10.2%	970	9.5%	1,020	9.5%
Consumer installment loans	677	4.0%	342	3.6%	133	4.0%
Other	7	0.7%	11	0.8%	22	1.1%
Unallocated	417	—%	—	—%	—	—%
Total	$8,600	100.0%	$10,500	100.0%	$10,700	100.0%
__________________
1 Represents the percentage of loans in each category to total loans.
Throughout the economic downturn, the ratio of the allowance to total loans was significantly increased largely because of the level of nonperforming loans, the associated decline in real estate values, and the excessive level of charge-offs. These factors contributed to elevated levels of classified loans, which is a driving component of the allowance. Since March 31, 2013, we have experienced a significant decline in the level of non-performing loans. Nonperforming loans were $6.0 million, $8.1 million and $7.3 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. When comparing September 2014 to December 2013, non-performing loans decreased $2.1 million, and when compared to September 2013, non-performing loans have decreased $1.3 million. During the fourth quarter of 2012, we identified approximately $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million charge-off to reduce the balance to the estimated net proceeds. These loans were sold in the first quarter of 2013. Our ratio of non-performing loans to total loans was 0.89% as of September 30, 2014 as compared to 1.39% as of December 31, 2013 and 1.37% as of September 30, 2013. Additionally, our minimal level of net charge-offs during the first three quarters of 2014 has further supported our improving asset quality. Specifically, net charges-offs for the nine months ended September 30, 2014 were $422 thousand, or 0.09% of average loans on an annualized basis compared to $1.3 million, or 0.32% of average loans on an annualized basis for the same period in 2013.
The combination of positive asset quality trends as well as low loss rates for the prior year resulted in a reduction in our allowance-to-loans ratio to 1.30% at September 30, 2014, compared to 1.80% at December 31, 2013 and 2.00% at September 30, 2013. We anticipate that our allowance model may support a lower allowance-to-loans ratio with continuation of the current asset quality and charge-off trends; however, we may need to provide additional provision expense in the future due to the expected loan growth.
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
The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of September 30, 2014, December 31, 2013 and September 30, 2013:
As of September 30, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$171,647	$6,118	$5,839	$253	$183,857
Real estate: Commercial	307,993	2,519	3,824	1,281	315,617
Real estate: Construction	45,114	3,744	684	—	49,542
Real estate: Multi-family and farmland	17,962	235	670	—	18,867
Commercial	61,531	1,864	4,379	227	68,001
Consumer	26,060	56	266	—	26,382
Other	4,428	—	34	—	4,462
Total Loans	$634,735	$14,536	$15,696	$1,761	$666,728

As of December 31, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097

As of September 30, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$152,115	$9,182	$10,725	$1,424	$173,446
Real estate: Commercial	207,015	5,206	10,024	358	222,603
Real estate: Construction	37,723	83	4,532	26	42,364
Real estate: Multi-family and farmland	16,947	999	898	—	18,844
Commercial	44,572	2,868	2,683	756	50,879
Consumer	21,228	79	279	—	21,586
Other	4,810	—	95	—	4,905
Total Loans	$484,410	$18,417	$29,236	$2,564	$534,627

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $1.8 million at September 30, 2014, $3.6 million at December 31, 2013 and $2.6 million at September 30, 2013. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with specific impaired loans totaled $9 thousand as of September 30, 2014, compared to $450 thousand as of December 31, 2013 and zero as of September 30, 2013. General reserves totaled $8.6 million as of September 30, 2014, compared to $10.1 million as of December 31, 2013 and $10.7 million as of September 30, 2013. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. Our allowance as a percentage of total loans has decreased mostly due to a credit to our provision for loan and lease loses and a decrease in non-performing loans. The ratio of the general reserves to the applicable loan pools has declined from 2.00% as of September 30, 2013 and 1.71% as of December 31, 2013 to 1.30% as of September 30, 2014.

We believe that the allowance for loan and lease losses as of September 30, 2014 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets
As of September 30, 2014, our allowance for loan and lease losses as a percentage of total loans was 1.30%, which is a decrease from the 1.80% as of December 31, 2013 and a decrease from the 2.00% as of September 30, 2013.  Net charge-offs as a percentage of average loans (annualized) improved to 0.09% for the nine months ended September 30, 2014 compared to 0.32% for the same period in 2013. As of September 30, 2014, non-performing assets decreased to $11.9 million, or 1.16% of total assets, from $16.3 million, or 1.67% of total assets as of December 31, 2013 and decreased from $16.0 million, or 1.58% of total assets as of September 30, 2013. Our total non-performing loans as of September 30, 2014 decreased by $2.2 million, or 26.8%, and $1.4 million, or 18.6%, respectively, when compared to December 31, 2013 and September 30, 2013. Our total nonperforming assets as of September 30, 2014 decreased by $4.4 million, or 27.1%, and $4.1 million, or 25.5%, respectively, when compared to December 31, 2013 and September 30, 2013. The allowance as a percentage of total non-performing loans was 144.51% as of September 30, 2014 compared to 129.14% at December 31, 2013 and 146.33% at September 30, 2013.
From December 31, 2013 to September 30, 2014, we have seen continued improvement in our asset quality and we believe that overall asset quality will continue to improve. Special mention loans decreased $3.5 million, or 19.3%, from $18.0 million as of December 31, 2013 to $14.5 million as of September 30, 2014. Comparing September 30, 2014 to September 30, 2013, special mention loans decreased by $3.9 million, or 21.1%. Substandard loans decreased $7.7 million, or 30.5%, from $25.1 million at December 31, 2013 to $17.5 million at September 30, 2014. Comparing September 30, 2014 to September 30, 2013, substandard loans decreased by $14.3 million, or 45.1%. We believe based on the trends in substandard loans, there is minimal additional migration to nonperforming loans from the performing loans. We have also achieved steady reductions in other real estate owned. OREO declined by $2.2 million, or 27.4%, from $8.2 million as of December 31, 2013 to $6.0 million as of September 30, 2014. Comparing September 30, 2014 to September 30, 2013, OREO declined by $2.7 million, or 31.3%. This is a direct result of our efforts to liquidate and sell our OREO properties as well as reduced inflows into OREO.
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
NON-PERFORMING ASSETS BY TYPE

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands, except percentages)
Nonaccrual loans	$4,000	$7,203	$6,803
Loans past due 90 days and still accruing	1,951	928	509
Total nonperforming loans, including loans 90 days and still accruing	$5,951	$8,131	$7,312

Other real estate owned	$5,952	$8,201	$8,662
Repossessed assets	8	12	16
Total nonperforming assets	$11,911	$16,344	$15,990

Nonperforming loans as a percentage of total loans	0.89%	1.39%	1.37%
Nonperforming assets as a percentage of total assets	1.16%	1.67%	1.58%

The following table provides the classifications for nonaccrual loans and other real estate owned as of September 30, 2014, December 31, 2013 and September 30, 2013.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$198	3	$365	3	$461	5
Residential real estate loans	955	35	2,727	45	3,464	51
Commercial real estate loans	1,346	12	2,710	13	996	8
Commercial and industrial loans	1,246	17	1,137	17	1,605	29
Commercial leases	—	—	—	—	20	3
Consumer and other loans	255	7	264	11	257	8
Total	$4,000	74	$7,203	89	$6,803	104
Other real estate owned
Construction/development	$2,940	130	$3,806	242	$3,860	241
Residential real estate	744	12	1,905	50	1,555	42
Commercial real estate	1,962	14	2,490	30	2,519	29
Multi-family and farmland	—	—	—	—	381	2
Commercial and industrial	306	1	—	—	347	2
Total	$5,952	157	$8,201	322	$8,662	316

Nonaccrual loans totaled $4.0 million, $7.2 million and $6.8 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.  We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of September 30, 2014, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $500 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of September 30, 2014, nonaccrual loans decreased by $3.2 million, or 44.5%, compared to December 31, 2013. Comparing September 30, 2014 to December 31, 2013, nonaccrual residential real estate loans decreased by $1.8 million and commercial real estate loans decreased by $1.3 million. The decreases were primarily due to successful workouts with minimal, if any, losses. We continue to actively pursue appropriate strategies to maintain or reduce the current level of nonaccrual loans.
OREO decreased $2.2 million from December 31, 2013 to September 30, 2014.  During the nine months ended September 30, 2014, we sold 33 properties for $2.9 million. We expect continued OREO resolutions during 2014 due to marketing strategies and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing increased $1.0 million for the nine months ending September 30, 2014 when compared to December 31, 2013. As of September 30, 2014, the $2.0 million in loans 90 days past due and still accruing was composed of $1.9 million in residential real estate loans, $22 thousand in commercial loans and $37 thousand of consumer loans.
Loans 90 days past due and still accruing were $928 thousand as of December 31, 2013. Of these past due loans as of December 31, 2013, residential real estate loans totaled $773 thousand, $68 thousand in commercial and industrial loans, $76 thousand in consumer loans and the remainder in other categories.
As of September 30, 2014, loans 90 days past due and still accruing increased $1.4 million when compared to the same period in 2013. As of September 30, 2013, the $332 thousand in loans 90 days past due and still accruing was composed of $496 thousand in residential real estate loans and $13 thousand in multifamily real estate loans.
Total non-performing assets as of the third quarter of 2014 were $11.9 million compared to $16.3 million at December 31, 2013 and $16.0 million at September 30, 2013.
As of September 30, 2014, our asset quality ratios are consistent with or more favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $1 billion to $3 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of June 30, 2014, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	0.89%	1.14%
Nonperforming loans[1] as a percentage of the allowance	69.20%	80.36%
Nonperforming loans[1] as a percentage of equity capital	6.77%	6.83%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	1.77%	1.74%
__________________
1 Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity.  During the fourth quarter of 2013 and the first three quarters of 2014 we sold approximately $57.0 million and $63.5 million of investments primarily to redeploy the funds into loans. There may be additional sales of securities classified as available-for-sale in 2014 as deemed appropriate.
Available-for-sale securities totaled $98.7 million at September 30, 2014, $172.8 million at December 31, 2013 and $207.0 million at September 30, 2013. Held-to-maturity securities totaled $129.3 million at September 30, 2014, $132.6 million at December 31, 2013 and $129.2 million at September 30, 2013. The held-to-maturity securities were transferred from the available-for-sale securities in the third and fourth quarter of 2013. The transfer to the held-to-maturity classification was to minimize any further unrealized losses due to an increase in interest rates, which does not impact regulatory capital, but does impact total shareholders' equity and book value. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The decrease in securities available-for-sale of $74.2 million at September 30, 2014 from December 31, 2013, reflects the sale of securities as noted above as well as the redeployment of cash flows principal payments into loans. At September 30, 2014, December 31, 2013 and September 30, 2013, the available-for-sale securities portfolio had gross unrealized gains of approximately $859 thousand, $2.0 million and $2.6 million, and gross unrealized losses of approximately $909 thousand, $2.7 million and $3.0 million, respectively. At September 30, 2014, December 31, 2013 and September 30, 2013, the held-to maturity securities had gross unrecognized gains of approximately $2.9 million, $656 thousand and $1.4 million and gross unrecognized losses of approximately $684 thousand, $1.1 million and $390 thousand, respectively. Our securities portfolio at September 30, 2014 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools, collateralized loan obligations and corporate bonds.
The following tables provides the amortized cost of our available-for-sale and held-to-maturity securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$725	$2,338	$—	$—	$3,063
Municipal - taxable	193	637	218	533	1,581
Agency bonds	—	—	—	—	—
Agency issued REMICs	949	26,003	4,940	—	31,892
Agency issued mortgage pools	—	22,679	16,567	448	39,694
Other	—	4,433	14,941	3,123	22,497
Total	$1,867	$56,090	$36,666	$4,104	$98,727
Tax equivalent yield	4.51%	1.78%	1.50%	2.74%	1.77%
MATURITY OF HTM INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$—	$—	$—	$8,294	$8,294
Municipal - taxable	—	93	15,854	2,899	18,846
Agency bonds	—	13,026	42,688	8,228	63,942
Agency issued REMICs	—	23,034	2,303	—	25,337
Agency issued mortgage pools	—	2,490	2,239	8,165	12,894
Total	$—	$38,643	$63,084	$27,586	$129,313
Tax equivalent yield	—%	1.59%	1.87%	2.63%	1.95%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for one bond, which is valued utilizing Level 3 inputs. The Level 3 security was a pooled trust preferred security with a book value of $63 thousand.
As of September 30, 2014, we performed an impairment assessment of the available-for-sale securities in the portfolio and the held-to-maturity portfolio that had an unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of September 30, 2014, gross unrealized losses in our available-for-sale portfolio totaled $909 thousand, compared to $2.6 million as of December 31, 2013 and $3.0 million as of September 30, 2013. As of September 30, 2014, gross unrecognized losses in the held-to-maturity portfolio totaled $684 thousand compared to $1.1 million as of December 31, 2013 and $390 thousand as of September 30, 2013. As of September 30, 2014, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of twenty-seven securities), municipals (consisting of two securities) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of twenty-four securities), municipals (consisting of sixty-six securities) and federal agencies (consisting of twenty-six securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between December 31, 2012 and September 30, 2014, the rate on the 10-year U.S. Treasury increased from approximately 1.76% to 2.52%. As this represented an increase in interest rates, the market valuation of our securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to one corporate note. The unrealized loss in the corporate note is primarily due to changes in interest rates subsequent to purchase. We do not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that we will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of our impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at September 30, 2014 are considered temporary.
As of September 30, 2014 and December 31, 2013, we identified approximately $11.2 million of collateralized loan obligations ("CLOs") within our investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, we would have to sell the securities prior to the compliance date of July 21, 2017. At this time, we continue to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in our portfolio to determine whether such CLOs will remain permitted investments. The unrealized loss as of September 30, 2014 for the CLOs totaled $93 thousand.
As of September 30, 2014, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 5% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of September 30, 2014.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$56,194	$55,533
Federal Home Loan Mortgage Corporation (FHLMC)	$24,648	$24,621
Government National Mortgage Association (GNMA)	$30,583	$30,060

We held no federal funds sold as of September 30, 2014, December 31, 2013 or September 30, 2013. As of September 30, 2014, we held $7.3 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $10.1 million at December 31, 2013 and $59.9 million as of September 30, 2013. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
At September 30, 2014, we held $29.0 million in bank-owned life insurance, compared to $28.3 million at December 31, 2013 and $28.2 million at September 30, 2013.

Deposits and Other Borrowings
As of September 30, 2014, total deposits increased by 2.5% (3.4% annualized) from December 31, 2013 and decreased by 3.4% from September 30, 2013. The increase from December 31, 2013 was primarily due to the increase in savings and money market accounts as well as a slight increase in brokered deposits offset by reductions in our retail and jumbo certificates of deposit. The decrease from September 30, 2013 was principally because of planned reductions in brokered deposits and reductions in our retail and jumbo certificates of deposit. Excluding brokered deposits, our deposits increased by 1.6% (2.2% annualized) from December 31, 2013 and decreased 3.1% from September 30, 2013. In the first nine months of 2014, noninterest bearing demand and interest bearing demand deposits increased by 7.5% and 9.3%, respectively, compared to December 31, 2013. Retail and jumbo certificates of deposit declined by 13.6% and 18.3%, respectively, when comparing September 30, 2014 to December 31, 2013. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposits increased by $41.0 million, or 6.5% (8.7% annualized), from December 31, 2013. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Prior to the termination of the Bank's Order on March 10, 2014, the presence of a capital requirement restricted the rates that we could offer on deposit products. Currently, we have no restrictions on the rates that we can offer, although we believe that we can raise sufficient low-cost deposits without pricing above the prevailing market rates.
Brokered certificates of deposits decreased $34.3 million from September 30, 2013 to September 30, 2014 and decreased $20.4 million from December 31, 2013 to September 30, 2014 due to scheduled and called maturities. In addition to brokered certificates of deposits, we are a member bank of the Certificate of Deposit Account Registry Service® ("CDARS") and the Insured Cash Sweep® ("ICS") networks. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. ICS is a network of banks that allow customer transaction accounts to receive multi-million-dollar FDIC insurance coverage. As of September 30, 2014, our CDARS balance consists of $14.6 million in reciprocal customer accounts and $373 thousand in purchased time deposits. As of September 30, 2014, our ICS balance was $15.1 million in customer accounts.
Brokered deposits at September 30, 2014, December 31, 2013 and September 30, 2013 were as follows:

BROKERED DEPOSITS

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Brokered certificates of deposits	$54,302	$74,688	$88,614
CDARS - Customer deposits	14,630	374	373
CDARS - Purchased deposits	—	—	—
ICS - Customer deposits	15,063	—	—
Total	$83,995	$75,062	$88,987

Prior to the termination of the Bank's Order on March 10, 2014, and as discussed in Note 2 of our consolidated financial statements, the presence of a capital requirement in our Order previously restricted our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. The excess liquidity over the last two years was in part to ensure we have adequate funding to meet our short-term contractual obligations as long as the Order remained in place.  While our desire is to fund loan growth with customer deposits, we anticipate supplementing with a certain level of brokered deposits or other wholesale funding. The table below is a maturity schedule for our brokered deposits as of September 30, 2014.
BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$4,482	$7,136	$21,340	$4,791	$16,553
CDARS - Customer deposits	625	—	4,001	6,001	4,003
ICS - Customer deposits	15,063	—	—	—	—
Total	$20,170	$7,136	$25,341	$10,792	$20,556

As of September 30, 2014, December 31, 2013 and September 30, 2013, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $12.9 million as of September 30, 2014, compared to $12.5 million and $12.7 million as of December 31, 2013 and September 30, 2013, respectively.

As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At September 30, 2014 and December 31, 2013, we had FHLB advances of $43.5 million and $20.0 million, respectively. We had no FHLB advances as of September 30, 2013.
The terms of the FHLB advance as of September 30, 2014 and December 31, 2013 are as follows:

Balance as of September 30, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	9/30/2014	FHLB variable rate advance	$43,485	0.08%	10/1/2014

Balance as of December 31, 2013
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on the operations and cash balance of FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $410 thousand as of September 30, 2014, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Agreement with the Federal Reserve was terminated on October 2, 2014. Although the Agreement has been terminated we expect to continue to seek approval from the Federal Reserve prior to paying any dividends on our capital stock or incurring any additional indebtedness. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
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
As of September 30, 2014, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $7.2 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of September 30, 2014, FSGBank had $171.6 million of total borrowing capacity at FHLB with all 1-4 family residential mortgages and investment securities pledged as collateral as well as the amount of FHLB stock we own. The available borrowing capacity at December 31, 2013 totaled $125.2 million. FSGBank had no borrowing capacity with the FHLB as of September 30, 2013.
Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of quarter-end, we had approximately $13.9 million in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $158.3 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of September 30, 2014, our unpledged available-for-sale and held-to-maturity securities totaled $32.4 million and $37.3 million, respectively.
Additionally, we had a $34.5 million in unsecured fed lines of credit as of September 30, 2014, that were fully available.
Historically, we have utilized brokered deposits to provide an additional source of funding. As of September 30, 2014, we had $54.3 million in brokered CDs outstanding with a weighted average remaining life of approximately 13 months, a weighted average coupon rate of 1.91% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 1.93%. Our CDARS product had $14.6 million at September 30, 2014, with a weighted average coupon rate of 0.68% and a weighted average remaining life of approximately 22 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable. Prior to the termination of the Bank's Order, we were restricted in our ability to accept, renew or roll over brokered deposits without prior approval of the FDIC.

Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
We also have contractual cash obligations and commitments, which include certificates of deposit, other borrowings, operating leases and loan commitments. Unfunded loan commitments and standby letters of credit totaled $149.1 million at September 30, 2014. The following table illustrates our significant contractual obligations at September 30, 2014 by future payment period.
CONTRACTUAL OBLIGATIONS

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Certificates of deposit [1]	$164,972	$86,944	$31,319	$—	$283,235
Brokered certificates of deposit [1]	32,958	13,615	7,729	—	54,302
CDARS® [1]	4,626	10,004	—	—	14,630
Federal funds purchased and securities sold under agreements to repurchase [2]	12,878	—	—	—	12,878
FHLB borrowings [3]	43,485	—	—	—	43,485
Operating lease obligations [3]	840	2,040	1,498	1,976	6,354
Total	$259,759	$112,603	$40,546	$1,976	$414,884
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

Net cash provided by operations during the first nine months of 2014 totaled $1.5 million compared to net cash used in operations of $10.9 million for the same period in 2013. The increase in net cash provided by operations was primarily due to the change in other assets and liabilities. Net cash used in investing activities totaled $49.1 million for the nine months ended September 30, 2014, compared to net cash used in investing activities of $68.4 million for the same period in 2013. The decrease in cash used is primarily associated with a decrease in the purchase of securities of $176.8 million and an increase in proceeds from the sale of loans of $23.6 million, partially offset by an increase in loan originations of $177.2 million in 2014. Net cash provided by financing activities was $45.6 million for the first nine months of 2014 compared to net cash used in financing activities of $22.9 million in the comparable 2013 period. The increase in cash provided by financing activities is primarily related to the increase in deposits and FHLB borrowings.

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

The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Commitments to extend credit - fixed rate	$33,300	$36,273	$29,464
Commitments to extend credit - variable rate	112,527	94,857	90,086
Total Commitments to extend credit	$145,827	$131,130	$119,550

Standby letters of credit	$3,243	$3,208	$3,308

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

The following table compares the required capital ratios maintained by First Security and FSGBank:

CAPITAL RATIOS

September 30, 2014	FSGBank Consent Order (1)	Minimum Capital Requirements to be "Well Capitalized"		Minimum Capital Requirements	First Security	FSGBank
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	12.0%	11.3%
Total capital to risk adjusted assets	N/A	10.0%		8.0%	13.1%	12.5%
Leverage ratio	N/A	5.0%	(2)	4.0%	9.4%	8.9%
December 31, 2013
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	13.6%	12.8%	(3)
Total capital to risk adjusted assets	13.0%	10.0%		8.0%	14.9%	14.1%	(3)
Leverage ratio	9.0%	5.0%	(2)	4.0%	9.4%	8.7%	(3)
September 30, 2013
Tier 1 capital to risk adjusted assets	N/A	6.0%		4.0%	14.6%	13.7%	(3)
Total capital to risk adjusted assets	13.0%	10.0%		8.0%	15.8%	14.9%	(3)
Leverage ratio	9.0%	5.0%	(2)	4.0%	9.0%	8.3%	(3)

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
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate risks. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of September 30, 2014, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points, 200 basis points and 300 basis points (1.00%, 2.00% and 3.00%, respectively) over a twelve-month period. Given this scenario, as of September 30, 2014, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $1.7 million, or 5.5%, as a result of a 100 basis point decline in rates based on annualizing our financial results through September 30, 2014. The model predicts a $734 thousand, or 2.4%, increase in net interest income resulting from a 100 basis point increase in rates. The model also forecasts an $1.5 million increase in net interest income, or 5.0%, as a result of a 200 basis point increase in rates. Finally, the model forecasts an $2.3 million increase in net interest income, or 7.3%, as a result of a 300 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of September 30, 2014. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP	Up 300 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$28,996	$30,693	$31,427	$32,222	32,946
Dollar change net interest income	(1,697)	—	734	1,529	2,253
Percentage change net interest income	(5.53)%	0.00%	2.39%	4.98%	7.34%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of September 30, 2014.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

November 5, 2014	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

November 5, 2014	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer