Form 10-K
period 2014-12-31
FIRST SECURITY GROUP INC/TN
filed 2015-03-12
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2014 was approximately $141.6 million, based on the registrant’s closing sales price as reported on the NASDAQ Capital Market. There were 66,826,134 shares of the registrant’s common stock outstanding as of March 12, 2015.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders	III

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

•
governmental monetary and fiscal policies as well as legislative and regulatory changes, including, but not limited to, implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 15.

PART I

ITEM 1.	Business
Unless otherwise indicated, all references to “First Security,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to First Security Group, Inc. and our wholly-owned subsidiary, FSGBank, National Association (“FSGBank” or the "Bank").
BUSINESS
Company Overview
First Security Group, Inc. is a bank holding company headquartered in Chattanooga, Tennessee. We currently operate 26 full-service banking offices through our wholly-owned bank subsidiary, FSGBank, N.A. We serve the banking and financial needs of various communities in eastern and middle Tennessee, as well as northern Georgia.
Through FSGBank, we strive to be a top-tier community bank through a focus on business banking while leveraging our retail branch network and capitalizing on niche lending opportunities. This strategy focuses on serving the needs of small- to medium-sized businesses by offering a range of lending, deposit and wealth management services to these businesses and their owners. Additionally, FSGBank’s lending services include a private banking line of business as well as loans secured by single and multi-family real estate, residential construction and owner-occupied commercial real estate. Our principal source of funds for loans and investment securities is core deposits gathered through our branch network. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit, and obtain most of our deposits from individuals and businesses in our market areas, including those of our loan customers. Our wealth management division offers financial planning, trust administration, investment management and estate planning services. We also provide mortgage banking and electronic banking services, such as Internet banking (www.fsgbank.com), online bill payment, cash management, ACH originations, and remote deposit capture. We actively pursue business relationships by utilizing the business contacts of our Board of Directors, senior management and local bankers, thereby capitalizing on our extensive knowledge of the local marketplace.
First Security Group, Inc. was incorporated in 1999 as a Tennessee corporation to serve as a bank holding company, and is regulated and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As of December 31, 2014, we had total assets of approximately $1.1 billion, total deposits of approximately $905.6 million and stockholders’ equity of approximately $90.0 million.
FSGBank currently operates 26 full-service banking-offices along the Interstate corridors of eastern and middle Tennessee and northern Georgia, and is primarily regulated by the Office of the Comptroller of the Currency (the “OCC”).
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
Prior to 2014, FSGBank conducted its banking operations in Dalton, Georgia under the name “Dalton Whitfield Bank” and "Jackson Bank & Trust" in Jackson and Putnam Counties, Tennessee. During 2014, all locations operating under historical names were transitioned to operate as FSGBank.
FSGBank is a member of the Federal Reserve Bank of Atlanta (the "Federal Reserve Bank") and a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). FSGBank’s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). FSGBank operates 21 full-service banking offices in eastern and middle Tennessee and five offices in northern Georgia.
Market Area and Competition
We currently conduct business principally through 26 branches in our market areas of Bradley, Hamilton, Jackson, Jefferson, Knox, Loudon, McMinn, Monroe, Putnam and Union Counties, Tennessee and Whitfield County, Georgia. Our markets follow the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta, Georgia) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Nashville, Tennessee and Knoxville, Tennessee. Based upon data available from the FDIC as of June 30, 2014, FSGBank’s total deposits ranked 7th among financial institutions in our market area, representing approximately 3.5% of the total deposits in our market area.
The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2014 (the most recent date for which data is available).

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(dollar amounts in millions)
Tennessee
Bradley County	2	$35	$1,407	9	2.5%
Hamilton County[1]	7	275	6,709	6	4.1%
Jackson County	1	55	121	2	45.5%
Jefferson County	2	111	557	1	19.9%
Knox County	2	53	9,844	16	0.5%
Loudon County	1	18	736	7	2.4%
McMinn County	1	28	853	8	3.3%
Monroe County	2	62	618	5	10.0%
Putnam County	2	59	1,554	8	3.8%
Union County	1	36	117	2	30.8%
Georgia
Whitfield County	5	135	2,138	7	6.3%
FSGBank	26	$867	$24,654	7	3.5%

[1] Our brokered deposits, totaling $87.0 million at June 30, 2014, are included in the totals for Hamilton County, TN.

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
Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Tennessee and Georgia, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Within our market area, there are 83 other commercial or savings institutions.
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
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction, owner-occupied commercial buildings and investor-owned real estate. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.
Our loan portfolio at December 31, 2014 was comprised as follows:

	Amount	Percentage of Portfolio
	(in thousands, except percentages)
Loans secured by real estate—
Residential 1-4 family	$181,655	27.4%
Commercial	314,843	47.4%
Construction	47,840	7.2%
Multi-family and farmland	18,108	2.7%
	562,446	84.7%
Commercial loans	73,985	11.1%
Consumer installment loans	22,539	3.4%
Other	4,652	0.8%
Total loans	$663,622	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $132.4 million and $3.3 million, respectively, in credit as of December 31, 2014. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2014, our contractual obligations to extend credit were comprised as follow:

	Amount	Percentage of Contractual Obligations
	(in thousands, except percentages)
Contractual obligations secured by real estate—
Residential 1-4 family	$47,520	35.0%
Commercial	25,717	19.0%
Construction	8,448	6.2%
	81,685	60.2%
Commercial loans	33,415	24.6%
Other	20,559	15.2%
Total contractual obligations	$135,659	100.0%
Real Estate—Residential 1-4 Family. Our residential mortgage loan department primarily originates loans for sale into the secondary market. We generally do not retain long-term, fixed rate residential real estate loans in our portfolio due to interest rate and collateral risks and low levels of profitability.
Those residential loans to individuals that are retained in our loan portfolio primarily consist of first liens on 1-4 family residential mortgages, home equity loans and lines of credit. These held-for-investment loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. We also expect that the loan-to-value ratios for held-to-investment loans will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.
Real Estate—Commercial, Multi-Family and Farmland. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income-producing property with adequate margins and to be guaranteed by responsible parties. In addition, approximately 40% of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the business located in the owner-occupied building provides adequate debt service coverage and the guarantor’s net worth is primarily based on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 10 to 25-year period with balloon payments generally due at the end of one to seven years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market.
In underwriting commercial mortgage loans, we seek to minimize our risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrowers’ cash flow and collateral value on a regular and ongoing basis.
Real Estate—Construction. We also make construction and development loans to residential and, to a lesser extent, commercial contractors and developers located within our market areas. Construction loans generally are secured by first liens on real estate and have floating interest rates. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. To further minimize our risk, we have identified and targeted certain builders within our markets with satisfactory performance throughout the last recession.
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
Lending Policies. Our Board of Directors has established and periodically reviews FSGBank’s lending policies and procedures. We have established common documentation and standards based on the applicable type of loan. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that no loan relationship may exceed 15% of a bank’s Tier 1 capital. At December 31, 2014, our legal lending limit was approximately $13.8 million. In addition, we have established a tiered “house” limit based on the credit risk rating of the loan. However, these limits may not exceed our legal lending limit for each lending relationship. Any loan request exceeding the house limit must be approved by a management committee and is reported to a committee of our Board of Directors. We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.
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

As of December 31, 2014, our concentrations were within the thresholds of the CRE guidance.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2014, approximately 84.7% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline, a portion of our loan portfolio could become under-collateralized.
We offer a variety of loan products with payment terms and rate structures that have been designed to meet the needs of our customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). As of December 31, 2014, we had approximately $260.7 million of interest-only loans, which are primarily revolving lines-of-credit and home equity lines-of-credit and consist of residential real estate loans (35%), commercial real estate loans (38%) and commercial and industrial loans (15%). The loans have an average maturity of approximately fifteen years. The interest-only loans are fully underwritten and within our lending policies.
We do not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).
Deposits
Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals, businesses and municipalities in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. We have also chosen to obtain a portion of our deposits from outside our market through brokered deposits. Our brokered deposits represented 11.6% of total deposits as of December 31, 2014. Other sources of funding include advances from the FHLB, subordinated debt and other borrowings. These other sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. At December 31, 2014, our cash balance at the Federal Reserve Bank was approximately $29.2 million. This cash is available to fund our contractual obligations and prudent investment opportunities.
Other Banking Services
Given client demand for increased convenience and account access, we offer a range of products and services, including internet banking, ACH transactions, remote deposit capture, mobile banking, including remote deposit, wire transfers, direct deposit, traveler’s checks, safe deposit boxes, and United States savings bonds. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of ATMs and a debit card system that our customers can use nationally. Additionally, we offer wealth management services including private client services, financial planning, trust administration, investment management, brokerage and estate planning services.
Securities
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity.  The effective duration for the available-for-sale securities is approximately 18 months and 59 months for the held-to-maturity securities. The securities classified as available-for-sale may be sold and used for liquidity purposes should we deem it to be in our best interest. The decision to sell an available-for-sale security includes many factors, including, but not limited to, current market pricing, liquidity needs, future price risk of the security, our overall asset base and the associated the impact on regulatory capital ratios, as well as the evaluation of the various other liquidity sources.

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
Employees
On December 31, 2014, we had 268 full-time equivalent employees consisting of 253 full-time and 22 part-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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
Written Agreement and Subsequent Termination. Effective September 7, 2010 First Security entered into a Written Agreement (the "Agreement") with the Federal Reserve Bank of Atlanta (the "Federal Reserve"), the Company's primary regulator. The agreement was designed to enhance the Company’s ability to act as a source of strength to the Company's wholly owned subsidiary, FSGBank, including, but not limited to, taking steps to ensure that the Bank complied with all material aspects of a Consent Order ("Consent Order" or the "Order") issued by the Office of the Comptroller of the Currency (the "OCC"). A copy of the Agreement was attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 14, 2010.
On October 2, 2014, the Federal Reserve terminated the Company's Agreement that had been in place since September 7, 2010. On October 7, 2014, the Company filed a Current Report on Form 8-K that provides additional details relating to the termination of the Agreement.
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
Consent Order and Subsequent Termination. Effective April 28, 2010, FSGBank reached an agreement with its primary regulator, the OCC, regarding the issuance of a Consent Order. The Order was the result of the OCC’s regular examination of FSGBank in the fall of 2009 and directed FSGBank to take actions intended to strengthen its overall condition. On April 29, 2010, First Security filed a Current Report on Form 8-K describing the Order. The Form 8-K also provides a copy of the fully executed Order.
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
Commercial Real Estate Lending. Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.

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

As of December 31, 2014, our CRE concentrations were within the thresholds of the CRE guidance. Specifically, our ratio of construction, land development and other land loans to total capital was 47.5% and our total CRE concentration was 278.8%. The commercial real estate loan portfolio including loans held-for-sale increased $81.3 million, or 40.8% from December 31, 2013 to 2014.
Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1.1 million per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.
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

The following tables show the capital ratios maintained by First Security and FSGBank at December 31, 2014 and 2013:

	December 31, 2014 Actual	December 31, 2013 Actual	Minimum Capital Requirements to be Well Capitalized [1]
	Ratio	Amount	Ratio

Total capital to risk-weighted assets
First Security Group, Inc. and subsidiary	13.00%	14.89%	10.0%
FSGBank, N.A.	12.40%	14.08%	10.0%
Tier 1 capital to risk-weighted assets
First Security Group, Inc. and subsidiary	11.91%	13.64%	6.0%
FSGBank, N.A.	11.31%	12.83%	6.0%
Tier 1 capital to average assets
First Security Group, Inc. and subsidiary	9.35%	9.36%	N/A
FSGBank, N.A.	8.88%	8.74%	5.0%

1 As noted below the minimum capital requirements to be considered well-capitalized changed on January 1, 2015.
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

The final rules include new or increased risk-based capital requirements that will be phased in from 2015 to 2019. The rules add a new common equity Tier 1 capital to risk-weighted assets ratio minimum of 4.5%, increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and decrease the Tier 2 capital that may be included in calculating total risk-based capital from 4.0% to 2.0%. The final rules also introduce a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and total risk-based capital requirements. The required minimum ratio of total capital to risk-weighted assets remains 8.0% and the minimum leverage ratio remains 4.0%. The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Company on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.
The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. Basel III allows Companies to make a one-time election, effective January 1, 2015, to include or not to include certain unrealized gains and losses in Tier 1 capital. The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company will be required to implement beginning January 1, 2015.
In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Bank to be considered well-capitalized changed as follows:

	Prior to January 1, 2015	Beginning January 1, 2015
Total Capital	10.0%	10.0%
Tier 1 Capital	6.0%	8.0%
Common Equity Tier 1 Capital	not present	6.5%
Leverage Ratio	5.0%	5.0%

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
Volcker Rule. On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which were to become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015. In addition, the Federal Reserve has granted an extension to conform with the retention of ownership interests in private equity and hedge funds until July 16, 2016 and has indicated that they will grant an additional one year extension to July 21, 2017. The Company has plans to divest within the conformance period all affected investments and does not believe that the Volcker Rule will have a material impact on its investment portfolio.
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
We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan and lease losses as part of FSGBank’s credit functions. Any significant amount of additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities. Our allowance for loan and lease losses at December 31, 2014 may not be sufficient to cover future credit losses.
We make and hold in our portfolio a number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.
We offer land acquisition and development, and construction loans for builders and developers, and as of December 31, 2014, we had $47.8 million in such loans outstanding, representing 47.5% of FSGBank’s total risk-based capital. These land acquisition and development, and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Losses in our land acquisition and development and construction loan portfolio could exceed our reserves, which would adversely impact our earnings. Non-performing loans in our land acquisition and development and construction portfolio could increase during 2015, and these non-performing loans could result in a material level of charge-offs, which would negatively impact our capital and earnings.
If the value of real estate in our core markets were to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2014, approximately 84.7% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
The amount of our OREO may result in additional losses, and costs and expenses that will negatively affect our operations.
At December 31, 2014, we had a total of $4.5 million of OREO. The costs and expenses to maintain the real estate are proportionate to our level of OREO. The amount of OREO could remain at current levels or elevate in the future. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.
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
Our relatively small geographic footprint limits our ability to diversify macro-economic risk. We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better capitalized businesses with longer operating histories. As an example, our market area in northern Georgia is highly dependent on the home furnishings and carpet industry centered near Dalton, Georgia. During the last recession and the accompanying downturn in residential construction, this industry suffered a business decline, which adversely affected the performance of our operations in Dalton and surrounding areas. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
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
We may not be able to retain, attract and motivate qualified individuals.
Our success depends on our ability to retain, attract and motivate qualified individuals in key positions throughout the organization. Competition for qualified individuals in most activities in which we are engaged can be intense, and we may not be able to hire or retain the people we want and/or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee's skills, knowledge of our market, and years of industry experience and the difficulty of promptly finding qualified replacement personnel. If we are unable to retain, attract and motivate qualified individuals in key positions, our business and results of operations could be adversely affected.
A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and adversely impact our earnings.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our Internet banking system, treasury management products, check and document imaging, remote deposit capture systems, general ledger, and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets.  We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed.  While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve.  We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
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
On July 2, 2013, the Federal Reserve adopted final rules that, when effective beginning on January 1, 2015, increased regulatory capital requirements, implemented changes required by the Dodd-Frank Act and implemented portions of the Basel III regulatory capital reforms.  In the future, the capital requirements for bank holding companies may require us to retain or raise additional capital, restrict our ability to pay dividends and repurchase shares of our common stock, restrict our ability to provide certain forms of discretionary executive compensation and/or require other changes to our strategic plans. The impact of these rules cannot yet be fully understood.  The rules could restrict our ability to grow and implement our future business strategies, which could have an adverse impact on our results of operations.
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
We may undergo an ownership change within the meaning of Section 382 of the Internal Revenue Code, which could affect our ability to fully utilize our deferred tax assets.
The Company has previously experienced substantial net operating losses, which it may carryforward in certain circumstances to offset current and future taxable income and thus reduce its federal income tax liability. However, Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its deferred tax assets, including net operating losses, existing as of the date of such ownership change. If we were to undergo an ownership change within the meaning of Section 382, a portion of our deferred tax assets existing as of the date of such ownership change may become unavailable to offset future federal and state tax liabilities.
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

During 2014, we conducted our business primarily through our corporate headquarters located at 531 Broad Street, Chattanooga, Hamilton County, Tennessee.
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

As of December 31, 2014, we owned one additional plot of land. The vacant lot is located at 1020 South Highway 92, Dandridge, Jefferson County, Tennessee (1.0 acres). The lot is currently available for sale and is included in our other real estate owned portfolio. We originally purchased this site for bank purposes. We are also in the process of building a new office located in Bradley County, Tennessee. We expect to complete the new office during 2015.
In May 2014, we closed two offices, one located in Catoosa County, Georgia and one located in Hamilton County, Tennessee. In December of 2013, we closed two offices, one located in Knox County, Tennessee and one located in Putnam County, Tennessee. Currently, one branch remains in our other real estate owned portfolio and is currently available for sale.
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

From August 10, 2005 to March 26, 2013, our common stock traded on the Nasdaq Global Select Market under the symbol FSGI. From March 26, 2013 to the present, our common stock traded on the NASDAQ Capital Market under the same FSGI symbol. On March 12, 2015, there were 807 registered holders of record of our common stock. The high and low sales prices per share were as follows:

Year and Quarter	High	Low	Dividend
2014
4th Quarter	$2.32	$1.91	$—
3rd Quarter	2.20	1.90	—
2nd Quarter	2.23	1.73	—
1st Quarter	2.40	1.80	—
2013
4th Quarter	$2.64	$1.83	$—
3rd Quarter	2.52	2.00	—
2nd Quarter	7.45	1.84	—
1st Quarter	3.44	1.60	—

The Company’s ability to pay dividends depends on the Company’s available funds and dividends from the Bank. Prior to the termination of the Written Agreement on October 2, 2014, the Company was prohibited, without prior written consent of the Federal Reserve, from declaring or paying dividends to the Company’s shareholders or from taking dividends, or any other form of payment representing a reduction of capital, from the Bank. While the Agreement has been terminated, the Company expects to continue to seek approval from the Federal Reserve prior to paying any dividends on our capital stock or incurring any additional indebtedness, including dividends or management fees paid by FSGBank. We believe that, for a foreseeable period of time, the Company’s principal source of cash will be dividends and management fees paid by FSGBank. There are certain restrictions on these payments imposed by federal banking laws, regulations and authorities.
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
On April 11-12, 2013 the Company closed a private placement of 60,735,000 shares of its common stock as part of the Recapitalization at a price of $1.50 per share.  The closing of the private placement was previously described on the Current Report on Form 8-K filed on April 12, 2013.
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

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
First Security Group, Inc	100.00	37.82	9.87	9.37	9.66	9.50
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73
SNL Southeast Bank	100.00	97.10	56.81	94.37	127.88	144.03

Source: SNL Financial LC, Charlottesville, VA
© 2015
www.snl.com

ITEM 6.	Selected Financial Data
Our selected financial data is presented below as of and for the years ended December 31, 2010 through 2014. The selected financial data presented below as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, are derived from our audited financial statements and related notes included in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 32. The selected financial data as of December 31, 2012, 2011 and 2010 and for each of the two years ended December 31, 2011 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. All per share data and the number of shares outstanding has been retroactively adjusted for the one-for-ten reverse stock split effected on September 19, 2011. Certain of the measures set forth below are non-GAAP financial measures under the rules and regulations promulgated by the SEC. For a discussion of management’s reasons to present such data and a reconciliation to GAAP, please see “GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures” following the tables.

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts and full-time equivalent employees)
Earnings:
Net interest income	$30,901	$23,370	$23,580	$27,779	$34,681
(Credit) provision for loan and lease losses	$(1,452)	$(2,735)	$20,866	$10,920	$33,589
Non-interest income	$12,258	$8,683	$8,146	$8,100	$9,503
Non-interest expense	$41,668	$47,760	$47,659	$47,628	$45,258
Net income (loss)	$2,417	$(13,449)	$(37,570)	$(23,061)	$(44,342)
Income tax provision	$526	$477	$771	$392	$9,679
Dividends and accretion on preferred stock	$—	$(1,381)	$(2,078)	$(2,053)	$(2,029)
Effect of exchange on preferred stock to common stock	$—	$26,179	$—	$—	$—
Net income (loss) available to common stockholders	$2,417	$11,349	$(39,648)	$(25,114)	$(46,371)
Per Share Data:
Net income available (loss allocated) to common shareholders, basic	$0.04	$0.24	$(24.58)	$(15.79)	$(29.46)
Net income available (loss allocated) to common shareholders, diluted	$0.04	$0.24	$(24.58)	$(15.79)	$(29.46)
Cash dividends declared on common shares	$—	$—	$—	$—	$—
Book value per common share	$1.35	$1.26	$(1.94)	$21.44	$37.55
Tangible book value per common share	$1.34	$1.25	$(2.28)	$20.86	$36.66
Performance Ratios:
Return on average assets	0.24%	1.09%	(3.57)%	(2.25)%	(3.55)%
Return on average common equity	2.79%	18.49%	(170.65)%	(47.76)%	(46.81)%
Return on average tangible common equity	2.79%	18.63%	(176.59)%	(48.91)%	(47.62)%
Net interest margin, taxable equivalent	3.36%	2.50%	2.35%	2.77%	2.92%
Efficiency ratio	96.55%	149.00%	150.20%	132.75%	102.43%
Non-interest income to net interest income and non-interest income	28.40%	27.09%	25.68%	22.58%	21.51%

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts and full-time equivalent employees)
Capital & Liquidity:
Total equity to total assets	8.41%	8.56%	2.74%	6.12%	7.99%
Average equity to average assets	8.62%	6.76%	5.00%	7.55%	9.99%
Tangible equity to tangible assets	8.40%	8.53%	2.68%	6.04%	7.88%
Tangible common equity to tangible assets	8.40%	8.53%	(0.38)%	3.15%	5.16%
Tier 1 risk-based capital ratio	11.91%	13.64%	4.23%	9.70%	11.20%
Total risk-based capital ratio	13.00%	14.89%	5.49%	10.96%	12.47%
Tier 1 leverage ratio	9.35%	9.36%	2.31%	5.69%	7.27%
Dividend payout ratio	nm	nm	nm	nm	nm
Total loans to total deposits	73.28%	68.02%	53.68%	57.12%	69.33%
Asset Quality:
Net charge-offs	$201	$565	$26,666	$15,320	$36,081
Net loans charged-off to average loans	0.03%	0.10%	4.52%	2.36%	4.27%
Non-accrual loans	$4,348	$7,203	$25,071	$46,907	$54,082
Other real estate owned	$4,511	$8,201	$13,441	$25,141	$24,399
Repossessed assets	$8	$12	$8	$302	$763
Non-performing assets (NPA)	$8,967	$16,344	$40,176	$75,172	$84,082
NPA to total assets	0.84%	1.67%	3.78%	6.74%	7.20%
Loans 90 days past due	$100	$928	$1,656	$2,822	$4,838
Non-performing loans (NPL)	$4,448	$8,131	$26,727	$49,729	$58,920
NPL to total loans	0.67%	1.39%	4.94%	8.54%	8.10%
Allowance for loan and lease losses to total loans	1.29%	1.80%	2.55%	3.37%	3.30%
Allowance for loan and lease losses to NPL	192.22%	129.14%	51.63%	39.41%	40.73%
Period End Balances:
Loans	$663,622	$583,097	$541,130	$582,264	$727,091
Allowance for loan and lease losses	$8,550	$10,500	$13,800	$19,600	$24,000
Loans held-for-sale	$72,242	$220	$25,920	$2,233	$2,556
Intangible assets	$134	$330	$600	$982	$1,461
Assets	$1,070,244	$977,574	$1,063,555	$1,114,901	$1,168,548
Deposits	$905,613	$857,269	$1,008,066	$1,019,422	$1,048,723
Common stockholders’ equity	$89,980	$83,648	$(3,439)	$36,111	$61,657
Total stockholders’ equity	$89,980	$83,648	$29,110	$68,232	$93,374
Common stock market capitalization	$151,027	$153,187	$3,952	$3,958	$14,776
Full-time equivalent employees	268	285	329	303	311
Common shares outstanding	66,826	66,603	1,772	1,684	1,642

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts and full-time equivalent employees)
Average Balances:
Loans, including held-for-sale	$675,055	$545,803	$590,109	$647,920	$845,945
Intangible assets	$240	$466	$781	$1,239	$1,691
Earning assets	$928,976	$958,453	$1,024,472	$1,028,654	$1,213,145
Assets	$1,006,392	$1,039,941	$1,110,794	$1,118,646	$1,306,831
Deposits	$860,381	$946,850	$1,027,520	$1,007,930	$1,147,724
Common stockholders’ equity	$86,720	$61,382	$23,233	$52,584	$99,067
Total stockholders’ equity	$86,720	$70,312	$55,549	$84,486	$130,579
Common shares outstanding, basic—wtd	65,811	46,495	1,613	1,591	1,574
Common shares outstanding, diluted—wtd	65,815	46,504	1,613	1,591	1,574

GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures
The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. Management uses these “non-GAAP” measures in their analysis of First Security’s performance. Non-GAAP measures typically adjust GAAP performance measures to exclude effects of significant gains, losses or expenses that are unusual in nature and not expected to recur. Since these items and their impact on our performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is important for a proper understanding of the operating results of our core business. Additionally, management utilizes measures involving a tangible basis which exclude the impact of intangible assets such as core deposit intangibles. As these assets are normally created through acquisitions and not through normal recurring operations, management believes that the exclusion of these items presents a more comparable assessment of the aforementioned measures on a recurring basis.
Specifically, management uses “return on average common equity,” “return on average tangible assets,” and “return on average tangible common equity.” Our management uses these non-GAAP measures in its analysis of First Security’s performance, as further described below.

•
“Return on average common equity” is defined as annualized earnings for the period divided by average equity reduced by average preferred stock. Our management includes this measure in addition to return on average equity, the most comparable GAAP measure, because it believes that it is important when measuring First Security’s performance exclusive of the effects of First Security’s outstanding preferred stock, which had a fixed return, and that this measure is important to many investors in First Security’s common stock.

•	"Return on average tangible assets" is defined as annualized earnings for the period divided by average assets reduced by average goodwill and other intangible assets.

•
“Return on average tangible common equity” is defined as annualized earnings for the period divided by average equity reduced by average preferred stock and average goodwill and other intangible assets. Our management includes these measures because it believes that they are important when measuring First Security’s performance exclusive of the effects of intangibles recorded in First Security’s historic acquisitions, exclusive of the effects of First Security’s outstanding preferred stock, which had a fixed return, and these measures are used by many investors as part of their analysis of First Security’s performance.

These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following table provides a more detailed analysis of these non-GAAP performance measures.

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Return on average common equity	2.79%	18.49%	(170.65)%	(47.76)%	(46.81)%
Effect on average intangible assets	—%	0.14%	(5.94)%	(1.15)%	(0.81)%
Return on average tangible common equity	2.79%	18.63%	(176.59)%	(48.91)%	(47.62)%
Total equity to total assets	8.41%	8.56%	2.74%	6.12%	7.99%
Effect of intangible assets	(0.01)%	(0.03)%	(0.06)%	(0.08)%	(0.11)%
Tangible equity to tangible assets	8.40%	8.53%	2.68%	6.04%	7.88%
Effect of preferred stock	—%	—%	(3.06)%	(2.89)%	(2.72)%
Tangible common equity to tangible assets	8.40%	8.53%	(0.38)%	3.15%	5.16%
Total stockholders’ equity	$89,980	$83,648	$29,110	$68,232	$93,374
Effect of preferred stock	—	—	(32,549)	(32,121)	(31,717)
Common stockholders’ equity	$89,980	$83,648	$(3,439)	$36,111	$61,657

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Average total stockholders’ equity	$86,720	$70,312	$55,549	$84,486	$130,579
Effect of average preferred stock	—	(8,930)	(32,316)	(31,902)	(31,512)
Average common stockholders’ equity	86,720	61,382	23,233	52,584	99,067
Effect of average intangible assets	(240)	(466)	(781)	(1,239)	(1,691)
Average tangible common stockholders’ equity	$86,480	$60,916	$22,452	$51,345	$97,376
Per Share Data
Book value per common share	$1.35	$1.26	$(1.94)	$21.44	$37.55
Effect of intangible assets	(0.01)	(0.01)	(0.34)	(0.58)	(0.85)
Tangible book value per common share	$1.34	$1.25	$(2.28)	$20.86	$36.70

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Year Ended December 31, 2014
The following discussion and analysis sets forth the major factors that affected First Security’s financial condition as of December 31, 2014 and 2013, and results of operations for the three years ended December 31, 2014 as reflected in the audited financial statements.
Strategic Initiatives
Over the past two years, our primary mission has been to transform FSGBank into a premier community bank in East Tennessee. To accomplish this vision, three primary tasks were necessary: raising a significant amount of new capital, disposing of a significant majority of our non-performing assets, and satisfying the Bank's Consent Order with the OCC. The successful execution of these three tasks would enable us to fully implement our business plan, return to profitability and expedite our transformation into a premier institution.
During 2013, we successfully completed a recapitalization by issuing 60,735,000 shares of our common stock for $91.1 million, or $1.50 per share, which included issuing common shares to the U.S. Treasury ("Treasury") for full satisfaction of our Preferred Stock issued as part of the Capital Purchase Program ("CPP") of the Troubled Asset Relief Program ("TARP") (collectively, the "Recapitalization" ). Additionally, we issued 3,329,234 shares of common stock for $1.50 per share for gross proceeds of approximately $5.0 million to shareholders of record of the Company immediately preceding the Recapitalization (the "Rights Offering").
During 2013, we also executed a problem loan sale that was a pre-closing condition of the Recapitalization. During the fourth quarter of 2012, we identified $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million loss to reduce the loan balance to the expected net proceeds. During the first quarter of 2013, we recorded $1.4 million in transaction expenses and another $671 thousand in the third quarter of 2013. The aggregate expense associated with the loan sale was $16.0 million.
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") terminated the Order (defined below) with FSGBank. On October 3, 2014, the Federal Reserve Bank of Atlanta (the "Federal Reserve") terminated the Written Agreement with First Security Group, Inc.
With each of these tasks now complete, we are fully implementing our business plan that will position us appropriately for both short-term and long-term success and our mission of becoming a top-tier community bank within our markets. As a result of the progress achieved to date on our business plan, we returned to profitability during the second quarter of 2014 and further expanded our profitability through the second half of 2014.
Strategic Initiative—Balance Sheet Restructuring—Prior to the Recapitalization, we held a significant level of excess liquidity, primarily in cash, and as a result, our mix of earning assets produced an overall earning asset yield that was insufficient to support our cost infrastructure. Additionally, we held an elevated level of brokered deposits and higher rate CDs to maintain the excess liquidity required by our regulatory and financial condition. Subsequent to the Recapitalization, we began to restructure our balance sheet, as further described below.
Loans— While cost reductions and revenue enhancements are being implemented, the return to profitability was largely associated with increasing loans and shifting the mix of earning assets from excess cash and investment securities into loans with a target of loans accounting for approximately 75% of total earning assets. From December 31, 2013 to December 31, 2014, we increased loans, including those held-for-sale, by $152.5 million, or 26.2%. As of December 31, 2014, our ratio of average loans to average earning assets in 2014 was 72.7%, compared to 56.9% in 2013.
Subsequent to the completion of the Recapitalization, various lending opportunities were evaluated to enhance and expedite loan growth while maintaining our commitment to asset quality. During 2013, various niche lending initiatives were implemented. First, TriNet Direct is a division focused on national net lease lending. This unit originates construction of pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate on long-term leases to tenants that are investment grade or have investment grade attributes. As evidenced during 2014, we may, from time to time, evaluate a portion of the originated loans to sell in order to manage our overall interest rate risk, asset-liability sensitivity and commercial real estate concentrations. Once management make the decision to sell a loan, generally represented by the execution of a letter of intent, the loans are transferred to held-for-sale. Second, we have entered into a partnership with an unaffiliated third-party that originates small balance, unsecured consumer loans, primarily associated with home improvement additions, including financing new or replacement HVAC units, roofs, windows and other improvements. We are purchasing these consumer loans at a discount from the originator. During the third quarter of 2014, we ceased additional purchases based on the loan production levels achieved by our commercial lenders and other lending channels. The last lending initiative was the establishment of a unit focused on government lending, primarily originating and selling the guaranteed portion of SBA and USDA loans. This last initiative provides a greater impact on non-interest income through the premium and servicing revenue for sold loans. Collectively, we believe that our traditional lending officers, supplemented by these lending initiatives, will continue to increase our loan balances and be the primary contributor to steadily improving core profitability.
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
We have generated positive results in implementing our deposit strategy. From December 31, 2013 to December 31, 2014, $51.9 million of legacy brokered deposits matured and the balance of customer CDs declined by $65.6 million. Legacy brokered deposits refers to brokered deposits issued prior to the Consent Order with the original purpose of providing excess liquidity. The average rate of matured legacy brokered deposits during 2014 was 2.92%. Total brokered deposits have increased during 2014 by a net of $30.2 million. This net increase includes the reduction of legacy brokered deposits as well as $48.4 million in customer deposits placed and reciprocated through products provided by FSG in partnership with the network of banks associated with Promontory Interfinancial Network, LLC. This structured reduction in high cost deposits was funded with our excess liquidity as well as our growth in pure deposits. Pure deposits have increased by approximately $83.7 million, or 18.8% from December 31, 2013 to December 31, 2014. As of December 31, 2014, the ratio of pure deposits to total deposits was approximately 58.5% as compared to only 52.0% as of December 31, 2013. Our goal is to achieve a ratio of pure deposits to total deposits of at least 60.0%.
We expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships, including through cross-selling to new loan customers.
Investment Securities and Liquidity—Beginning in 2009, we maintained excess liquidity to reduce our liquidity risk given our credit and financial condition prior to the Recapitalization. During the second quarter of 2013, we began deploying the excess liquidity to purchase approximately $83.6 million in investment securities between March 31, 2013 and September 30, 2013. During the second half of 2013, we transferred certain federal agency, mortgage-based and municipal securities with a fair value of approximately $143 million from the available-for-sale portfolio to the held-to-maturity portfolio. The securities identified primarily consisted of securities with excessive price risk in higher interest rate environments. As of the transfer date, the unrealized holding loss was approximately $8.9 million. This unrealized loss will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield to result in no income statement impact. For the years ended December 31, 2014 and 2013, approximately $1.8 million and $937 thousand, respectively, of the unrealized loss was accreted back into shareholders' equity. Subject to prepayment speeds, we anticipate between $1.2 million and $1.8 million of the unrealized loss to be accreted back into shareholders' equity during 2015. During 2014 and the fourth quarter of 2013, we sold approximately $66.5 million and $22.8 million, respectively, of investment securities to supplement existing liquidity sources to fund loan growth and to assist in maintaining our overall asset size.
Net Interest Margin—As discussed above, solid progress has been achieved in restructuring our earning assets and deposit mix. As a result, our net interest margin has improved by 86 basis points from 2.50% to 3.36% for 2014 compared to 2013, and improved 15 basis points from 2.35% to 2.50% for 2013 compared to 2012. During 2014, we recognized approximately $700 thousand in discount accretion through resolving multiple loans originally purchased at a discount. Adjusting for the discount accretion, the net interest margin was 3.29% for the year ended December 31, 2014. Given the current rate and competitive environment, additional improvements to our net interest margin will be challenging in 2015. This further emphasizes the importance of maintaining and increasing our level of non-interest income and maintaining a disciplined approach to managing our earning asset and deposit mix.

Strategic Initiative—Non-Interest Expense Management— As a result of the Recapitalization and the associated under- and non-performing loan sale, our financial and regulatory condition improved significantly. Accordingly, our costs associated with non-performing assets, professional fees, FDIC insurance, and corporate insurance materially declined in 2014 as compared to 2013. Additionally, we initiated a process following the Recapitalization to identify operational efficiencies and other cost saving strategies while maintaining a high level of customer service.
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
During the third quarter of 2013, we began the process of implementing the recommendations. In reviewing the retail branches, various efficiencies were identified that supported a reduction in staffing as well as a shift towards better utilizing part-time employees during peak transaction times as well as a call center to centralize and ensure consistency in customer service resolutions. Reductions in the special assets and certain administrative functions were also identified. Collectively, we reduced our employee base by 6.0% from 285 at December 31, 2013 to 268 at December 31, 2014. Our employee base of 268 at December 31, 2014 represents a 14.4% reduction compared to our employee base of 313 at September 30, 2013, immediately prior to implementation of these recommendations. We closed two branches during December 2013 and consolidated two additional branches during the second quarter of 2014.
Total non-interest expense declined by $6.1 million, or 12.8%, from 2013 to 2014. While significant reductions have been achieved, our overall cost structure remains elevated for our current level of assets. We continue to evaluate various alternatives to right-sizing the overall level of non-interest expense.
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
Mortgage Income—In the second half of 2013, our mortgage department transitioned to a dedicated underwriter model to increase our profitability and turnaround time. We are actively recruiting and hiring "purchase" originators with strong network connections to local real estate agents within our markets. While the overall mortgage landscape has changed dramatically over the last 2 years, we believe that our mortgage division can continue to generate a net profit as well as provide an important product to our customers. Additionally, we offer various private client mortgage products that we intend to classify as held-for-investment. From time-to-time, we may evaluate certain of these loans to sell on the secondary market based on our overall interest rate risk profile and loan concentrations. During the third quarter of 2014, the Company identified a group of residential 1-4 family loans to be sold to a third party. These loans were transferred from the held-for-investment portfolio at approximately $6.9 million, which was lower of cost or market value. These loans sold during the third quarter of 2014, resulting in a gain of approximately $156 thousand.
Gains on Loan Sales—In addition to the mortgage department, our dedicated SBA ans USDA and our TriNet division may sell certain loans. Our government lending department offers SBA 7(a), SBA 504 and USDA B&I loans and is approved as an SBA Preferred and Express Lender. During 2014, this department has generated $7.1 million in SBA loans with approximately $5.1 million of that amount guaranteed, of which $3.6 million sold during 2014. The guaranteed portion that was sold resulted in a net gain of $288 thousand, including $42 thousand of servicing income, for the year ended December 31, 2014. We believe this department can generate significantly more volume in 2015 with additional resources that we anticipate adding in the next three months. From time-to-time, we may evaluate a portion of the TriNet loans to market for sale. During 2014, we sold approximately $71.4 million of TriNet loans, including $8.6 million in loan participations. The sales resulted in gain of approximately $1.3 million. As of December 31, 2014, we held approximately $69.3 million in TriNet loans held-for-sale that we expect to sell at a gain during the first quarter of 2015. Based on our concentration levels and interest rate risk profile, we may evaluate additional TriNet loans to sell but no such loans have been identified beyond the loans held-for-sale as of year-end. Currently, we have additional capacity within our internally established concentration limits to originate and hold additional TriNet loans.
Collectively, we believe that each of these departments can generate new or increased levels of non-interest income in 2015 and beyond.
Strategic Initiative—Resolution of Regulatory Enforcement Actions— On March 10, 2014, the OCC terminated the Bank's Order that had been in place since April 28, 2010, when, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC (the "Order"). The Order provided the areas of our operations that warranted improvement, including reviewing and revising various policies and procedures, including those associated with credit concentration risk management, the allowance for loan and lease losses, liquidity management, criticized assets, loan review and credit administration. The Order also required elevated minimum regulatory capital ratios, which meant that FSGBank could be deemed no stronger than "adequately capitalized" under the FDIC's prompt corrective action provisions. Effective with the termination of the Order and as of December 31, 2014, FSGBank is deemed to be "well capitalized."
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
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. On October 29, 2014, the FOMC announced the conclusion of the Quantitative Easing 3 ("QE3") asset purchases after a phase-out period of approximately one year and reiterated that the low interest rate environment would likely remain in place for a considerable time after the end of the asset purchases and after FOMC stated thresholds for unemployment and inflation expectations. In the December 2014 meeting, the FOMC stated they expect inflation to rise gradually toward 2% as the labor market improves further and the transitory effects of lower energy prices and other factors dissipate. As originally stated in the October meeting, the FOMC continues to believe that, even after employment and inflation are near mandate consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run. Over the last year, the yield on the 10-year Treasury decreased from approximately 3.04% as of December 31, 2013 to approximately 2.17% as of December 31, 2014. Most believe that the decrease is due to inflation remaining below expectations during 2014 and concerns over slower global economic growth. We are actively monitoring our interest rate sensitivity, and incorporating appropriate decisions in both the mix and duration of our funding liabilities and earning assets.
As of December 2014, the national unemployment rate improved to 5.6% from 6.7% as of December 2013. As of December 2014, the unemployment rates in Tennessee and Georgia were 6.4% and 6.6%, respectively. Our primary markets of Chattanooga and Knoxville, Tennessee continue to have better unemployment rates than the state average. As of December 2014, the unemployment rates for Chattanooga and Knoxville, Tennessee are 6.1% and 5.3%, respectively. The economy of the Dalton, Georgia MSA is primarily centered on the carpet and floor-covering industries and was the most negatively impacted region in our footprint but has started to demonstrate improvement. The unemployment rate in the Dalton MSA is 8.4% as of December 2014 compared to the December 2013 rate of 9.4% and the Georgia rate of 7.2%. We believe these positive employment trends will continue into 2015.
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

•
Chattanooga, Tennessee - DENSO Manufacturing announced an expansion to their current automotive parts production facility. The investment is expected to be approximately $485 million and will create 400 additional jobs. This is the third expansion for DENSO, following investments of $55 million during 2014 and $50 million during 2013.

•
Knoxville, Tennessee - TeamHealth health company announced an investment of $17 million to build a new office center. The new center will add 450 jobs after completion. The new location will perform coding and billing for patients seen at TeamHealth's clients hospitals.

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

We believe the positive economic impact of the above and other recently announced economic investments will be substantial and provide a competitive economic growth rate for our markets.
Our market area has also benefited from a historically stable housing environment and increases in the median sales prices of existing single-family homes over the last three years. According to the National Association of Realtors, the median sales prices of existing single-family homes increased by 8.78% and 4.22% in the Chattanooga MSA and Knoxville MSA, respectively, in 2014. The increase in the median sales price from 2012 to 2014 was 8.21% for the Chattanooga MSA and 5.94% for the Knoxville MSA compared to 17.95% increase for the nation and a 15.53% increase for the census region identified as the South for the same period. The National Association of Realtors forecasts median home prices to continue increasing in 2015 for both new and existing homes.
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
Income Taxes
We are subject to various taxing jurisdictions where we conduct business and we estimate income tax expense based on amounts that we expect to owe to these jurisdictions. We evaluate the reasonableness of our effective tax rate based on a current estimate of annual net income, tax credits, non-taxable income, non-deductible expenses and the applicable statutory tax rates. The estimated income tax expense or benefit is reported in the consolidated statements of operations.
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
Financial Results
As of December 31, 2014, we had total consolidated assets of $1.1 billion, total loans of $663.6 million, total deposits of $905.6 million and stockholders’ equity of $90.0 million. In 2014, we had net income allocated to common stockholders of $2.4 million, resulting in a net income of $0.04 per share (basic and diluted). During 2014, we recognized a credit to the provision for loan and lease losses of $1.5 million.
As of December 31, 2013, we had total consolidated assets of $977.6 million, total loans of $583.1 million, total deposits of $857.3 million and stockholders’ equity of $83.6 million. In 2013, we had a net loss of $13.5 million and net income allocated to common stockholders of $11.3 million as a result of a gain of $26.2 million in connection with the exchange of our Preferred Stock into common stock during our Recapitalization. This resulted in a net income of $0.24 per share (basic and diluted) for 2013. During 2013, we recognized a credit of $2.7 million to the provision for loan and lease losses.
As of December 31, 2012, we had total consolidated assets of $1.1 billion, total loans of $541.1 million, total deposits of $1.0 billion and stockholders equity of $29.1 million. In 2012, we had a net loss of $37.6 million and net loss allocated to common stockholders was $39.6 million, resulting in a net loss of $24.58 per share (basic and diluted). During 2012, we recognized $20.9 million in provision for loan and lease losses.
Net interest income for 2014 increased by approximately $7.5 million compared to 2013 primarily as a result of the increase in our loan growth as well as reductions in our cost of funds. Due to minimal charge-offs and positive asset quality trends in 2014 and 2013, we recognized credits of $1.5 million and $2.7 million, respectively, to provision for loan and lease losses, respectively. Noninterest income increased by approximately $3.6 million compared to 2013 primarily as a result of the increase in the gain on sales of loans and transfer of loans to held-for-sale and the increase in gains on the sale of available-for-sale securities. Noninterest expense decreased by $6.1 million due to decreases in professional fees, OREO expense, FDIC insurance expense and salary and benefit expense. Full-time equivalent employees were 268 at December 31, 2014 compared to 285 at December 31, 2013.
Net interest income for 2013 declined by $210 thousand compared to 2012 primarily as a result of the reduction in average loans and lower loan yields partially offset by a reduction in our brokered deposits and the associated interest expense. Due to minimal charge-offs and positive asset quality trends in 2013, we recognized a credit of $2.7 million to provision for loan and lease losses as compared to $20.9 million in provision for expense in 2012. Noninterest income increased by approximately $537 thousand compared to 2012 primarily as a result of the increase in mortgage income, trust income and the increase in gains on available for sale securities. Noninterest expense increased by $101 thousand largely due to increases in salary and benefit expense, partially offset by reduced non-performing asset expense and a decrease in FDIC insurance expense. Full-time equivalent employees were 285 at December 31, 2013, compared to 329 at December 31, 2012.
Our efficiency ratio improved to 96.5% in 2014 versus 149.0% in 2013 and 150.2% in 2012. The efficiency ratio for 2014 improved as a result of the increase in net interest income combined with a decrease in noninterest expense. We anticipate our efficiency ratio to continue to improve during 2015 as we continue to grow our loan portfolio and focus on enhancing revenue while continuing to reduce certain overhead expenses.
Net interest margin in 2014 was 3.36%, or 86 basis points higher, compared to the prior period of 2.50%. The net interest margin of our peer group (as reported on the December 31, 2014 Uniform Bank Performance Report) was 3.64% and 3.73% for 2014 and 2013, respectively. During 2014, we recognized approximately $700 thousand in discount accretion through resolving multiple loans originally purchased at a discount. Adjusting for the discount accretion, the net interest margin was 3.29% for the year ended December 31, 2014.
For 2015, we expect continued improvements in our overall financial performance. We expect strong loan growth and enhancements to non-interest income while controlling or reducing costs. However, our net interest margin will have a significant impact on the level of improvement. Changes to our net interest margin depends on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible actions by the Federal Reserve Board to the target federal funds rate.

Results of Operations
We reported net income of $2.4 million for 2014 compared to a net loss of $13.5 million for 2013 and a net loss of $37.6 million in 2012. We reported income available to common shareholders for 2014 and 2013 of $2.4 million and $11.3 million, respectively, versus a net loss allocated to common shareholders of $39.6 million for 2012. In 2014, the net income per share was $0.04 (basic and diluted) on approximately 65.8 million weighted average shares outstanding. In 2013, the net income per share was $0.24 (basic and diluted) on approximately 46.5 million weighted average shares outstanding. In 2012, the net loss per share was $24.58 (basic and diluted) on approximately 1.6 million weighted average shares outstanding.
Our net income increased by $15.9 million from 2013 to 2014. Net interest income expanded by $7.5 million through a combination of loan growth and active management of our earning asset and deposit mixes, which yielded an improved net interest margin. Non-interest income improved by $3.6 million, primarily through gains on loan sales and non-interest expense declined by $6.1 million due to our improved financial condition. During 2013, we recorded a $26.2 million one-time gain associated with the exchange of our Preferred Stock for Common stock during the recapitalization to fully offset the $13.4 million net loss and provide net income available to common shareholders of $11.3 million. In 2012, our net loss allocated to common shareholders was $39.6 million, primarily a result of provision expense of $20.9 million. As of December 31, 2014, we had 26 banking offices, including the headquarters and 268 full time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

	Condensed Consolidated Statements of Income For the Years Ended December 31,
	2014	Change From Prior Year	Percent Change	2013	Change From Prior Year	Percent Change	2012	Change From Prior Year	Percent Change
	(in thousands, except percentages)
Interest income	$35,891	$3,977	12.5%	$31,914	$(4,396)	(12.1)%	$36,310	$(6,474)	(15.1)%
Interest expense	4,990	(3,554)	(41.6)%	8,544	$(4,186)	(32.9)%	12,730	(2,275)	(15.2)%
Net interest income	30,901	7,531	32.2%	23,370	$(210)	(0.9)%	23,580	(4,199)	(15.1)%
(Credit) provision for loan and lease losses	(1,452)	1,283	(46.9)%	(2,735)	$(23,601)	(113.1)%	20,866	9,946	91.1%
Net interest income after provision (credit) for loan and lease losses	32,353	6,248	23.9%	26,105	$23,391	861.9%	2,714	(14,145)	(83.9)%
Noninterest income	12,258	3,575	41.2%	8,683	$537	6.6%	8,146	46	0.6%
Noninterest expense	41,668	(6,092)	(12.8)%	47,760	$101	0.2%	47,659	31	0.1%
Net income (loss) before income taxes	2,943	15,915	(122.7)%	(12,972)	$23,827	(64.7)%	(36,799)	(14,130)	62.3%
Income tax provision	526	49	10.3%	477	$(294)	(38.1)%	771	379	96.7%
Net income (loss)	2,417	15,866	(118.0)%	(13,449)	$24,121	(64.2)%	(37,570)	(14,509)	62.9%
Preferred stock dividends and discount accretion	—	1,381	(100.0)%	(1,381)	$697	(33.5)%	(2,078)	(25)	1.0%
Effect of exchange of preferred stock to common stock	—	(26,179)	100.0%	26,179	$26,179	—%	—	—	—%
Net income (loss) allocated to common stockholders	$2,417	$(8,932)	(78.7)%	$11,349	$50,997	(128.6)%	$(39,648)	$(14,534)	57.9%
Further explanation, with year-to-year comparisons of the income and expense, is provided below.
Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. In 2014, net interest income was $30.9 million, or 32.2% more than the 2013 level of $23.4 million, which was 0.9% less than the 2012 level of $23.6 million.
The level of net interest income is determined primarily by the average balances (volume) of interest earning assets and the various rate spreads between our interest earning assets and our funding sources (rate). Changes in net interest income from period to period result from increases or decreases in the volume of interest earning assets and interest bearing liabilities, increases or decreases in the average interest rates earned and paid on such assets and liabilities, the ability to manage the interest earning asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.
The following table summarizes net interest income on a fully tax-equivalent basis and average yields and rates paid for the years ended December 31, 2014, 2013, and 2012.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully Tax-Equivalent Basis

	For the Years Ended,
	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages) (fully tax-equivalent basis)
ASSETS
Earning assets:
Loans, net of unearned income[1,2]	$675,055	$31,464	4.66%	$545,803	$26,099	4.78%	$590,109	$31,264	5.30%
Debt securities—taxable	224,189	3,790	1.69%	269,284	4,402	1.63%	211,771	3,557	1.68%
Debt securities—non-taxable [2]	19,537	920	4.71%	32,091	1,632	5.09%	26,596	1,511	5.68%
Federal funds sold and other earning assets	10,195	53	0.52%	111,275	378	0.34%	195,996	512	0.26%
Total earning assets	928,976	$36,227	3.90%	958,453	$32,511	3.39%	1,024,472	$36,844	3.60%
Allowance for loan losses	(9,468)			(12,933)			(19,941)
Intangible assets	240			466			781
Cash & due from banks	10,344			11,743			13,416
Premises & equipment	27,856			29,038			29,248
Other assets	48,444			53,174			62,818
Total assets	$1,006,392			$1,039,941			$1,110,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
NOW accounts	$102,029	$182	0.18%	$91,089	$259	0.28%	$63,269	$191	0.30%
Money market accounts	186,934	634	0.34%	162,499	720	0.44%	135,688	966	0.71%
Savings deposits	40,970	42	0.10%	40,044	50	0.12%	40,078	79	0.20%
Time deposits less than $100 thousand	164,995	1,067	0.65%	209,787	1,938	0.92%	231,648	2,681	1.16%
Time deposits > $100 thousand	133,908	1,038	0.77%	187,345	1,953	1.04%	199,618	2,554	1.28%
Brokered Deposits	80,820	1,937	2.40%	114,926	3,554	3.09%	198,454	5,863	2.95%
Repurchase agreements	12,983	38	0.29%	13,508	70	0.52%	14,083	395	2.80%
Other borrowings	41,789	52	0.12%	1,086	—	—%	13	1	7.69%
Total interest bearing liabilities	764,428	4,990	0.65%	820,284	8,544	1.04%	882,851	12,730	1.44%
Net interest spread		$31,237	3.25%		$23,967	2.35%		$24,114	2.15%
Noninterest bearing demand deposits	150,725			141,160			158,765
Accrued expenses and other liabilities	4,519			8,185			13,629
Stockholders’ equity	94,920			72,774			52,243
Accumulated other comprehensive gain (loss)	(8,200)			(2,462)			3,306
Total liabilities and stockholders’ equity	$1,006,392			$1,039,941			$1,110,794
Impact of noninterest bearing sources and other changes in balance sheet composition			0.11%			0.15%			0.20%
Net interest margin			3.36%			2.50%			2.35%

[1] Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.
[2] Interest income from securities and loans includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $336 thousand, $597 thousand and $534 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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
Change in Interest Income and Expense on a Fully-Tax Equivalent Basis

	2014 compared to 2013 increase (decrease) in interest income and expense due to changes in:			2013 compared to 2012 increase (decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Earning assets:
Loans, net of unearned income	$6,029	$(664)	$5,365	$(2,248)	$(2,917)	$(5,165)
Debt Securities—taxable	(770)	158	(612)	942	(97)	845
Debt Securities—non-taxable	(597)	(115)	(712)	290	(169)	121
Federal funds sold and other earning assets	(459)	134	(325)	(260)	126	(134)
Total earning assets	4,203	(487)	3,716	(1,276)	(3,057)	(4,333)
Interest bearing liabilities:
NOW accounts	39	(116)	(77)	80	(12)	68
Money market accounts	139	(225)	(86)	166	(412)	(246)
Savings deposits	—	(8)	(8)	—	(29)	(29)
Time deposits less than $100 thousand	(349)	(522)	(871)	(237)	(506)	(743)
Time deposits > $100 thousand	(471)	(444)	(915)	(150)	(451)	(601)
Brokered Deposits	(930)	(687)	(1,617)	(2,572)	263	(2,309)
Repurchase agreements	(3)	(29)	(32)	(15)	(310)	(325)
Other borrowings	52	—	52	(1)	—	(1)
Total interest bearing liabilities	(1,523)	(2,031)	(3,554)	(2,729)	(1,457)	(4,186)
Increase (decrease) in net interest income	$5,726	$1,544	$7,270	$1,453	$(1,600)	$(147)
Net Interest Income—Volume and Rate Changes
Interest income on a fully-tax equivalent basis in 2014 was $36.2 million, an 11.4% increase from the 2013 level of $32.5 million, which was an 11.8% decrease from the 2012 level of $36.8 million. For 2014, average earning assets decreased $29.5 million compared to 2013. The decline in average earning assets is a direct result of our balance sheet restructuring that included utilizing our excess liquidity following the Recapitalization to pay off certain high rate deposits as they matured as well as to fund loan growth. For 2014, average loans increased by $129.3 million, or 23.7% as compared to the 2013. The volume changes within earning assets increased income by $4.2 million while the 12 basis point decline in the loan yield was the primary driver in the changes in rates causing a $487 thousand decrease in interest income. Average interest-bearing liabilities decreased in 2014 by $55.9 million, or 6.8%, with average brokered deposits accounting for a reduction of $34.1 million, or 29.7%, and average time deposits accounting for a decrease of $98.2 million, or 24.7%, partially offset by an increase in average other borrowings by $40.7 million, or 3,748%. The total impact on net interest income from changes in volume and rate was an increase of $5.7 million and $1.5 million, respectively, comparing 2014 to 2013.
For 2013, average loans declined by $44.3 million, or 7.5% from 2012. During 2013, we began deploying excess liquidity into investment securities and reducing high rate deposits, as shown in the increase of $57.6 million in taxable debt securities and reduction of $84.7 million in other earning assets. The net impact for changes in volumes and rates of interest-earning assets in 2013 reduced interest income by $1.3 million and $3.1 million, respectively. Decreased earnings from earning assets were partially offset by the decline in volume and yields on interest-bearing liabilities. Average interest bearing liabilities decreased in 2013 by $62.6 million, or 7.1% as part of our de-leveraging plan. The total impact on net interest income from changes in volume and rate was an increase of $1.5 million and decrease of $1.6 million, respectively, comparing 2013 to 2012.

The tax equivalent yield on average earning assets increased by 51 basis points to 3.90% in 2014 from 3.39% in 2013, largely driven by the reallocation of cash into loans. Although we experienced an increase in the yield on average earning assets, rate changes reduced our interest income by $487 thousand in 2014, primarily due to the decrease in the tax equivalent yield on average loans by 12 basis points to 4.66% in 2014 compared to 4.78% in 2013. The tax equivalent yield on average earning assets decreased by 21 basis points in 2013 from 3.60% in 2012. The reduction in yield on earning assets was primarily attributable to a decline in yield on average loans to 4.78% in 2013 from 5.30% in 2012. The reduction in yield on average earning assets reduced interest income by $3.1 million in 2013.
Total interest expense was $5.0 million in 2014, compared to $8.5 million in 2013 and $12.7 million in 2012. A decline in time deposits and brokered deposits in 2014 of $98.2 million and $34.1 million, respectively, compared to 2013, reduced interest expense by $1.8 million and $1.6 million, respectively. Average interest bearing liabilities decreased by $55.9 million in 2014 compared to 2013, as a result of our overall balance sheet restructuring initiative as well as our focus on increasing non-interest bearing deposit accounts. For 2014, the net impact on changes in volume of interest bearing liabilities resulted in a $1.5 million reduction in interest expense. Further reducing interest expense $2.0 million in 2014 was the reduction in rates paid on interest bearing liabilities, primarily in the retail and jumbo certificates of deposit and brokered deposits. The decrease in rates was due primarily to term deposits maturing and repricing at lower current market rates. Average interest bearing liabilities decreased by $62.6 million in 2013 compared to 2012. The reduction in average interest bearing liabilities in 2013 was primarily due to the reduction in brokered deposits, partially offset by an increase in our money market accounts. A decline in brokered deposits during 2013 of $90.4 million decreased interest expense by $2.3 million when compared to 2012. For 2013, the net impact on changes in volume of interest bearing liabilities resulted in a $2.7 million reduction to interest expense over 2012 levels.
Prior to the Recapitalization, we maintained above market rates on deposits to ensure we maintained excess liquidity. Following the Recapitalization, we reduced our rates on all deposit products to market competitive rates. The reduction of rates on interest bearing liabilities reduced interest expense $2.0 million in 2014 and $1.5 million in 2013. The average rate paid on interest bearing liabilities for 2014 decreased by 39 basis points to 0.65% after having decreased by 40 basis points from 1.44% to 1.04% in 2013.
We expect average earning assets to grow in 2015 as we anticipate continued strong loan growth. The average yield on loans in 2015 is anticipated to decline compared to 2014 as we continue to operate in a highly competitive rate environment. We expect our deposits and borrowings to increase consistent with the growth in earning assets. Rates paid on deposits are expected to remain consistent or decline slightly compared to 2014 rates.
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
Our net interest rate spread (on a tax equivalent basis) was 3.25% in 2014, 2.35% in 2013 and 2.15% in 2012, while the net interest margin (on a tax equivalent basis) was 3.36% in 2014, 2.50% in 2013 and 2.35% in 2012. The increase in the net interest spread and net interest margin comparing 2014 to 2013 was a direct result of our balance sheet restructuring that included significant loan growth combined with reductions in high cost deposits. The increase in the net interest spread and the net interest margin for 2013 was primarily attributable to lower rates associated with the interest bearing liabilities largely due to the decrease in brokered deposits. During 2014, we recognized approximately $700 thousand in discount accretion through resolving multiple loans originally purchased at a discount. Adjusting for the discount accretion, the net interest margin remained at 3.36% for 2014. Noninterest bearing deposits contributed 11 basis points to the margin during 2014 compared to 15 basis points in 2013 and 20 basis points in 2012.
In prior years, we terminated two sets of interest rate swaps. The combined gains at termination were $7.8 million, which were accreted into income over the remaining life of the originally hedged items. The swaps added $1.3 million in interest income for the years ended December 31, 2012. No accretion was recognized for the years ended December 31, 2014 and 2013.
We anticipate our net interest spread and net interest margin to remain consistent or decline with 2014 levels. This is due to the current rate and competitive environment we are currently operating in. Factors that will impact our net interest spread and net interest margin include our ability to grow loans and raise core deposits, our deposit and loan pricing, maturities of brokered deposits, and any possible further action by the Federal Reserve Board to adjust the target federal funds rate.

Provision (Credit) for Loan and Lease Losses
The provision (credit) for loan and lease losses charged to operations was a credit of $1.5 million in 2014, compared to a credit of $2.7 million in 2013 and provision of $20.9 million in 2012. Net charge-offs totaled $201 thousand for 2014, $565 thousand for 2013, and $26.7 million for 2012. Net charge-offs as a percentage of average loans were 0.03% in 2014, 0.10% in 2013 and 4.52% in 2012. We estimate the allowance for loan losses quarterly, as described in detail below. The allowance is funded through provision expense or loan recoveries.
The credit to our provision for loan and lease losses in 2014 and 2013 relative to the provision expense in 2012 was primarily due to an improvement in asset quality and a significant decrease in net charge-offs. In connection with the Recapitalization, we sold a significant percentage of our under- and non-performing loans, which resulting in the significant provision expense for 2012 and has also contributed to lower levels of net charge-offs in the subsequent years. The provision for loan and lease losses is based on our analysis of probable incurred losses in the loan portfolio in relation to our portfolio, asset quality trends, the level of impaired, past due, charged-off, classified and non-performing loans, as well as general economic conditions. During 2014, we experienced less charge-offs and improved levels of classified and non-performing loans, and thus, our analysis resulted in the ratio of the allowance to total loans decreasing to 1.29% from 1.80%. In 2013, we decreased our allowance for loan and lease losses from 2.55% of total loans as of December 31, 2012 to 1.80% of total loans as of December 31, 2013 for consistent reasons. As of December 31, 2014, we determined that our allowance of $8.6 million was adequate to provide for credit losses, which we describe more fully below in the Allowance for Loan and Lease Loss section of MD&A.
We will continue to provide provision expense, or credits for loan and lease losses, to maintain an allowance level adequate to absorb known and probable incurred losses inherent in our loan portfolio. As the determination of provision expense, or reversal, is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision expense for 2015. Furthermore, the provision expense could materially increase or decrease in 2015 depending on a number of factors, including, among others, the level of net charge-offs or recoveries, the amount of classified loans and the value of collateral associated with impaired loans and the level of loan growth realized
Noninterest Income
Total noninterest income for 2014 increased $3.6 million to $12.3 million compared to $8.7 million in 2013. Total noninterest income for 2013 increased $537 thousand when compared to $8.1 million in 2012. The following table presents the components of noninterest income for years ended December 31, 2014, 2013 and 2012.
Noninterest Income

	For the Years Ended
	2014	Percent Change	2013	Percent Change	2012
	(in thousands, except percentages)
Non-sufficient funds (NSF) fees	$2,232	0.1%	$2,229	0.1%	$2,227
Service charges on deposit accounts	849	(2.2)%	868	7.8%	805
Point-of-sale (POS) fees	1,702	7.0%	1,590	2.8%	1,547
Mortgage loan and related fees	1,278	12.6%	1,135	16.5%	974
Bank-owned life insurance income	1,055	9.9%	960	(3.5)%	995
Trust and wealth management fee income	913	27.7%	715	36.7%	523
Gain on sale of securities available-for-sale	628	95.0%	322	109.1%	154
Gain on sale of loans transfered to held-for-sale	1,612	100.0%	—	—%	—
Interest rate swap gain	1,004	nm	23	100.0%	—
Other income	985	17.1%	841	(8.7)%	921
Total noninterest income	$12,258	41.2%	$8,683	6.6%	$8,146

Our largest sources of noninterest income are service charges and fees on deposit accounts. Total service charges, including non-sufficient funds (NSF) fees, were $3.1 million, or 25.2% of total noninterest income, compared with $3.1 million, or 35.7% of total noninterest income for 2013, and $3.0 million, or 37.2% of total noninterest income for 2012. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees increased 7.0% to $1.7 million in 2014 compared to $1.6 million in 2013 and increased slightly in 2013 when compared to $1.5 million in 2012. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Mortgage loan and related fees increased in 2014 by 12.6% to $1.3 million, when compared to $1.1 million in 2013. Fees increased in 2013 by 16.5% when compared to $974 thousand in 2012. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held for sale loans at any time. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgages originated for sale in the secondary markets totaled $23.9 million for 2014, $39.5 million for 2013 and $45.3 million for 2012. Mortgages sold in the secondary market totaled $23.0 million for 2014, $44.0 million for 2013 and $44.9 million for 2012. We are focused on recruiting and retaining mortgage originators with a focus on purchase originations due to the significant declines in refinancing activities. Mortgage fee income in 2015 will be dependent on market conditions, including the levels of purchase and refinancing activity as well as any movement in long-term interest rates.
Bank-owned life insurance income increased by 9.9% to $1.1 million for 2014 compared to a consistent $1.0 million for 2013 and 2012. The Company is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax free to maturity. Additionally, the insurance death benefit will be a tax free payment to the Company. On a fully tax equivalent basis, the weighted average interest rate earned on the policies was 4.9% during 2014. For 2015, we anticipate income levels to return to 2013 levels.
Trust and wealth management fee income improved to $913 thousand, or 27.7%, in 2014 compared to $715 thousand in 2013 and increased by 36.7% in 2013 when compared to $523 thousand in 2012. During 2014, we enhanced our product and service offerings to include brokerage services, which contributed a positive net contribution in 2014. For 2015, we expect similar percentage growth in revenue for this department.
During 2014, 2013 and 2012, we sold approximately $63.5 million, $57.0 million and $21.4 million, respectively, of available-for-sale securities for a net gain of $628 thousand, $322 thousand and $154 thousand, respectively. The security transactions in 2014 were primarily associated with reducing our overall level of liquidity and further improving our earning asset mix. At this time, we do not anticipate any significant sales activity in 2015, although we routinely review our available-for-sale securities and our overall asset-liability sensitivity and may initiate transactions as warranted.
Net gains on sales of loans transferred to held-for-sale for 2014 totaled $1.6 million. These sales were generated from our TriNet division and the government lending department. There were no gains on sales on loans transferred to held-for-sale for 2013 or 2012. During 2014, we sold approximately $71.4 million of TriNet loans, including approximately $8.6 million in loan participations, resulting in income of approximately $1.3 million. We sold approximately $3.6 million SBA loans during 2014 for approximately $400 thousand in gains. As of year-end, we held approximately $69.3 million in TriNet loans held-for-sale that we expect to sell for gains during the first quarter of 2015. Accordingly, we expect overall gains on loan sales to exceed the levels achieved during 2014.
Interest rate swap gains for 2014 were $1.0 million compared to $23 thousand in 2013 and zero in 2012. We have entered into loan level swaps to provide customers with long-term fixed rate loans while entering into associated derivatives to convert the fixed rate cash flows to variable rate cash flows. As shown below, the interest rate swap gains are typically offset by the associated derivatives, which are included in non-interest expense.
Other income for 2014 was $985 thousand, compared to the 2013 level of $841 thousand and the 2012 level of $921 thousand. The components of other income primarily consist of check printing income, underwriting revenue and safe deposit box fee income. We anticipate our 2015 other income to remain consistent with 2014 amounts.

Noninterest Expense
Total noninterest expense for 2014 was $41.7 million, a decrease of $6.1 million compared to $47.8 million in 2013, primarily due to reductions in professional fees, salary and benefits, and costs associated with non-performing assets. Total noninterest expense increased $101 thousand in 2013 when compared to $47.7 million in 2012. For 2013, increased salaries and benefits and professional fees expenses fully offset the savings from decreased costs associated with nonperforming assets. The following table represents the components of noninterest expense for the years ended December 31, 2014, 2013 and 2012.
Noninterest Expense

	For the Years Ended
	2014	Percent Change	2013	Percent Change	2012
	(in thousands, except percentages)
Salaries and benefits	$21,228	(6.0)%	$22,584	10.5%	$20,446
Occupancy	3,142	(4.8)%	3,301	(3.0)%	3,403
Furniture and equipment	2,222	(5.2)%	2,343	13.4%	2,066
Professional fees	2,835	(42.1)%	4,893	29.7%	3,772
FDIC insurance	1,319	(42.7)%	2,300	(31.4)%	3,352
Data processing	2,289	3.4%	2,214	(16.9)%	2,664
Write-downs on other real estate owned and repossessions	733	(69.1)%	2,373	(53.0)%	5,051
(Gains) Losses on other real estate owned, repossessions and fixed assets	(487)	35.7%	(359)	91.0%	(188)
Non-performing asset expenses	802	(39.2)%	1,320	(6.4)%	1,411
ATM/debit card fees	1,041	29.2%	806	19.4%	675
Insurance	1,219	(42.6)%	2,125	58.5%	1,341
OCC assessments	363	(22.8)%	470	(6.7)%	504
Interest rate swap loss	1,010	nm	18	—%	—
Intangible asset amortization	196	(27.4)%	270	(29.3)%	382
Communications	546	(6.3)%	583	(12.3)%	665
Printing and supplies	648	(0.2)%	649	54.9%	419
Advertising	556	78.8%	311	4.7%	297
Other expense	2,006	28.7%	1,559	11.4%	1,399
Total noninterest expense	$41,668	(12.8)%	$47,760	0.2%	$47,659
Total salaries and benefits decreased $1.4 million, or 6.0% in 2014 compared to $22.6 million in 2013, compared to an increase in 2013 of $2.1 million, or 10.5% compared to $20.4 million in 2012. The decrease in salaries and benefits during 2014 is primarily related to a reduction in the number of employees. The total savings provided by the reduction in the total number of employees was partially offset by the hiring of certain highly experienced in-market banking officers to assist in providing loan growth within our primary markets. As of December 31, 2014, we had 26 full service banking offices with 268 full-time equivalent employees. As of December 31, 2013, we had 28 full service banking offices with 285 full-time equivalent employees. As of December 31, 2012, we had 30 full service banking offices and one leasing/loan production facility with 329 full-time equivalent employees. We expect our overall salary and benefit costs to be consistent with or decline in 2015 as compared to the 2014 levels.
Total occupancy expense for 2014 decreased by $159 thousand, or 4.8% compared with 2013, which was $102 thousand, or 3.0% lower than total occupancy expense in 2012. Furniture and equipment expense decreased during 2014 by $121 thousand, or 5.2% when compared to $2.3 million for 2013. The decrease in both categories is primarily attributable to the reduced number of banking offices in 2014 and 2013. As of December 31, 2014, we leased six facilities and the land for two branches. As a result, occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities. For 2015, we expect occupancy and furniture and equipment expenses to be consistent or decline as compared to 2014 levels.
Communication expense decreased by $37 thousand, or 6.3% in 2014 compared to $583 thousand in 2013, compared to a decrease of $82 thousand, or 12.3% in 2013 when compared to $665 thousand for 2012, due primarily to converting to a VoIP communication systems. We expect 2015 communications expense to be consistent with 2014.

Printing and supplies expense remained consistent in 2014 at $648 thousand compared with $649 thousand in 2013, compared with an increase of $230 thousand, or 54.9% in 2013 compared to $419 thousand in 2012, primarily due to increased costs in statement production. We expect 2015 printing and supplies expense to be consistent with 2014.
Advertising expenses have increased by $245 thousand, or 78.8% in 2014 compared to $311 thousand in 2013, due to the implementation of our new branding and associated logo as well as an increase in various marketing campaigns. During 2014, we entered into a three-year partnership to be the official bank of the University of Tennessee-Chattanooga Athletics. In addition to providing specific co-branded products and services, we receive prominent advertising space and promotion activities during all major sporting events. Advertising cost remained relatively consistent during 2013 and 2012 at $311 thousand and $297 thousand, respectively. For 2015, we expense advertising expense to be consistent with 2014 levels.
Professional fees decreased by $2.1 million, or 42.1% from 2013 to 2014 , and increased $1.1 million, or 29.7%, from 2012 to 2013. Professional fees includes legal fees, outsourcing compliance and information technology audits and a portion of internal audit, as well as external audit, tax services and legal and accounting advice related to, among other things, foreclosures, lending activities, employee benefit programs, prospective mergers and acquisitions and regulatory matters. The significant increase in 2013 was primarily related to the Recapitalization. The decline in 2014 was associated with our overall improvement in financial performance and reductions in legal and fees associated with non-performing assets. We anticipate professional fees to be consistent or decline slightly in 2015.
The FDIC deposit premium insurance decreased $981 thousand, or 42.7% to $1.3 million in 2014 compared to 2013, compared to a decrease of $1.1 million, or 31.4% to $2.3 million in 2013 compared to 2012 . The decrease for 2014 and 2013 is a direct result of the bank's improved capital condition. We anticipate 2015 premiums paid for FDIC deposit insurance to decline further as a result of our improving financial condition.
Data processing expense remained consistent in 2014 and 2013, and decreased by $450 thousand, or 16.9% in 2013 compared with 2012. In 2013, we recognized certain one-time charges as a result of our core conversion. The monthly fees associated with data processing are typically based on transaction volume, and as such, we anticipate 2015 expense to be consistent or slightly higher due to our increasing customer base.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down and recorded in non-interest expense. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to the appraised values. Write-downs declined in 2014 due to fewer properties currently in OREO and increasing real estate values within our markets. Write-downs on OREO and repossessions decreased $1.6 million, or 69.1%, from 2013 to 2014, and decreased $2.7 million, or 53.0%, from 2012 to 2013. Write-downs for 2015 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions and our ability to liquidate properties.
We had net gains on OREO, repossessions and fixed assets of $487 thousand, $359 thousand and $188 thousand for 2014, 2013 and 2012, respectively. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our initial and recurring fair value assumptions applied to OREO, as discussed above.
Non-performing asset expenses include, among other items, maintenance, repairs, utilities, taxes and storage costs. These costs decreased $518 thousand, or 39.2%, in 2014 compared to 2013 of $1.3 million, compared to a decrease of $91 thousand, or 6.4% for 2013 when compared to 2012. Historically, our holding costs have been commensurate with the level of nonperforming assets. We anticipate continued reductions in this category during 2015.
Insurance expense decreased $906 thousand, or 42.6% in 2014 compared to $2.1 million in 2013, compared to an increase in 2013 of $784 thousand, or 58.5% when compared to $1.3 million in 2012. In connection with the Recapitalization in 2013, we converted certain insurance policies into long-term tail policies with the payment of additional premiums. Our ongoing insurance expense has declined as a result of our improved financial and regulatory condition and we expect further declines in 2015.
Interest rate swap losses for 2014 increased $1.0 million compared to $18 thousand in 2013. There were no losses in 2012. We have entered into loan level swaps to provide our customers with long-term fixed rate loans while entering into associated derivatives to convert the fixed rate cash flows to variable rate cash flows. As shown in the non-interest income section above, the losses are typically offset in full.
Intangible asset amortization decreased by $74 thousand, or 27.4%, in 2014 compared to 2013 and decreased by $112 thousand, or 29.3%, in 2013 as compared to 2012. Our core deposit intangible assets amortize on an accelerated basis over an estimated useful life of ten years. The following table represents our anticipated intangible asset amortization over the next five years, excluding new acquisitions, if any.

	2015	2016	2017	2018	2019
	(in thousands)
Core deposit intangible amortization expense	$134	$—	$—	$—	$—
Other expense increased by $447 thousand, or 28.7%, for 2014 compared to 2013, and increased by $160 thousand, or 11.4%, for 2013 compared to 2012. The increase in 2014 and 2013 is associated with several sub-components and was part of the normal course of conducting business.
Income Taxes
We recorded income tax expense of $526 thousand in 2014, compared to income tax expense of $477 thousand in 2013 and income tax expense of $771 thousand in 2012. We recorded a deferred tax valuation allowance of $98 thousand, $7.0 million and $16.0 million for the years 2014, 2013 and 2012, respectively. The recorded deferred tax valuation allowance offsets the tax benefits generated during the year, including changes in other comprehensive income and reduces our net deferred tax assets to an amount that we consider realizable. A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. As of December 31, 2014, we maintained a full valuation allowance of our net deferred tax assets.
The evaluation to release a portion or all of the valuation allowance requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. As of year-end, we identified as positive evidence the improvement in current business trends and the quarterly improvement in our net income during 2014. Negative evidence included the level of cumulative loss in recent years. We evaluate the valuation allowance on a quarterly basis. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit. During 2014, we achieved taxable income with the return to core profitability. Our ability to maintain and steadily improve our level of profitability, combined with forecasts of future income, will provide positive evidence in our evaluation and analysis of our valuation allowance. As positive evidence builds over multiple quarters, the valuation allowance may be reduced in part or in full during 2015 based on our current expected level of budgeted profitability in 2015. At December 31, 2014, the net deferred tax asset was written down to zero through the valuation allowance.
At December 31, 2014, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalties and interest will be accrued in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in our consolidated financial statements.
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
These Tax Benefits can be valuable to the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder, its ability to use the Tax Benefits could be significantly limited and/or delayed, which would significantly impair the value of the Tax Benefits. Generally, the Company would experience an “ownership change” under Section 382 if one or more “5 percent shareholders” increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by such shareholders over the preceding three-year period. As a result, the Company has utilized a 5% “trigger” threshold in the Plan that is intended to act as a deterrent to any person or entity seeking to acquire 5% or more of the outstanding Common Stock without the prior approval of the Board.

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
Statement of Financial Condition
Our total consolidated assets were approximately $1.1 billion at December 31, 2014, an increase of $92.7 million, or 9.5%, over 2013. The increase in assets was a result of our efforts to restructure our balance sheet, shifting the mix of earning assets from excess cash and investment securities into loans. As of December 31, 2014, we had loans held-for-investment of $663.6 million, loans held-for-sale of $72.2 million, total deposits of $905.6 million and total shareholders' equity of $90.0 million. As of December 31, 2013, we had total consolidated assets of $977.6 million, total loans held-for-investment of $583.1 million, total deposits of $857.3 million and shareholders' equity of $83.6 million. During 2015, we anticipate that our total assets will continue to increase based on our expected loan growth. We anticipate funding prudent loan opportunities primarily through growth in core deposits.
Loans
As we continue to implement our strategic initiatives and restructure the mix of earning assets, we expect to realize continued growth in our loan portfolio.
During 2014, total loans increased $80.5 million, or 13.8%, compared to year-end 2013. In 2014, as compared to 2013, our commercial real estate loans increased by $52.9 million, or 20.2%, and commercial and industrial loans increased by $18.6 million, or 33.7%. Changes in the other loan categories are shown below.
As we develop and implement lending initiatives, we will focus on extending prudent loans to creditworthy consumers and businesses. We anticipate solid loan growth to continue during 2015. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves and wholesale funding, as necessary and appropriate. Loan growth may also be restricted by the necessity to maintain appropriate capital levels.
The following table presents a summary of the loan portfolio by category for the last five years.
Loans Outstanding

	As of December 31,
	2014	Percent Change	2013	Percent Change	2012	Percent Change	2011	Percent Change	2010
	(in thousands, except percentages)
Loans secured by real estate-
Residential 1-4 family	$181,655	(0.2)%	$181,988	(3.3)%	$188,191	(12.6)%	$215,364	(14.5)%	$252,026
Commercial	314,843	20.2%	261,935	18.2%	221,655	13.6%	195,062	(13.8)%	226,357
Construction	47,840	19.8%	39,936	19.5%	33,407	(37.9)%	53,807	(36.1)%	84,232
Multi-family and farmland	18,108	2.5%	17,663	3.6%	17,051	(46.2)%	31,668	(13.0)%	36,393
	562,446	12.1%	501,522	9.0%	460,304	(7.2)%	495,901	(17.2)%	599,008
Commercial loans	73,985	33.7%	55,337	(9.9)%	61,398	3.0%	59,623	(28.0)%	82,807
Consumer loans	22,539	6.8%	21,103	57.6%	13,387	(33.1)%	20,011	(40.9)%	33,860
Leases, net of unearned income	—	—%	—	(100.0)%	568	(80.5)%	2,920	(63.1)%	7,916
Other	4,652	(9.4)%	5,135	(6.2)%	5,473	43.7%	3,809	8.8%	3,500
Total loans	663,622	13.8%	583,097	7.8%	541,130	(7.1)%	582,264	(19.9)%	727,091
Allowance for loan and lease losses	(8,550)	(18.6)%	(10,500)	(23.9)%	(13,800)	(29.6)%	(19,600)	(18.3)%	(24,000)
Net loans	$655,072	14.4%	$572,597	8.6%	$527,330	(6.3)%	$562,664	(20.0)%	$703,091
Other than loans originated by our TriNet division, substantially all of our loans are to customers located in Georgia and Tennessee, in our immediate markets. We believe that we are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

We also believe that the loan portfolio is diversified among loan collateral types, as noted by the following table.
Loans by Collateral Type

	As of December 31,
	2014	% of Loans	2013	% of Loans	2012	% of Loans	2011	% of Loans	2010	% of Loans
	(in thousands, expect percentages)
Secured by real estate:
Construction and land development	$47,840	7.2%	$39,936	6.8%	$33,407	6.2%	$53,807	9.2%	$84,232	11.6%
Farmland	3,131	0.5%	5,945	1.0%	8,373	1.5%	9,729	1.7%	11,793	1.6%
Home equity lines of credit	62,541	9.4%	63,810	10.9%	63,370	11.7%	71,783	12.3%	81,742	11.0%
Residential first liens	111,420	16.8%	111,217	19.1%	119,094	22.0%	136,306	23.4%	161,622	22.2%
Residential junior liens	7,694	1.2%	6,961	1.2%	5,727	1.1%	7,275	1.2%	8,662	1.2%
Multi-family residential	14,977	2.3%	11,718	2.0%	8,678	1.6%	21,939	3.8%	24,600	3.4%
Non-farm and non-residential	314,843	47.4%	261,935	44.9%	221,655	41.0%	195,062	33.6%	226,357	31.0%
Total Real Estate	562,446	84.8%	501,522	86.0%	460,304	85.1%	495,901	85.2%	599,008	82.3%
Other loans:
Commercial—leases, net of unearned	—	—%	—	—%	568	0.1%	2,920	0.5%	7,916	1.1%
Commercial and industrial	73,985	11.1%	55,337	9.5%	61,398	11.3%	59,623	10.2%	82,807	11.4%
Agricultural production	505	0.1%	588	0.1%	458	0.1%	564	0.1%	1,165	0.2%
Consumer installment loans	22,539	3.4%	21,103	3.6%	13,387	2.5%	20,011	3.4%	33,860	4.7%
Other	4,147	0.6%	4,547	0.8%	5,015	0.9%	3,245	0.6%	2,335	0.3%
Total other loans	101,176	15.2%	81,575	14.0%	80,826	14.9%	86,363	14.8%	128,083	17.7%
Total loans	$663,622	100.0%	$583,097	100.0%	$541,130	100.0%	$582,264	100.0%	$727,091	100.0%

The following schedule illustrates the contractual maturity of portions of our loan portfolio at December 31, 2014.  Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  Demand loans, or loans with no stated maturity date, are shown as maturing in less than one year. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Our loan policy does not permit automatic roll-over of matured loans.

	Construction and land development loans			Commercial and industrial loans			All loans
Maturity	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in thousands)
Less than three months	$321	$8,542	$8,863	$921	$7,015	$7,936	$9,619	$40,610	$50,229
Over three to twelve months	9,883	8,000	17,883	4,697	18,922	23,619	28,847	44,225	73,072
One year to five years	12,032	4,645	16,677	19,118	13,465	32,583	200,242	70,228	270,470
Over five years	1,636	2,781	4,417	8,983	864	9,847	141,180	128,671	269,851
Total	$23,872	$23,968	$47,840	$33,719	$40,266	$73,985	$379,888	$283,734	$663,622

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
The following loan portfolio segments have been identified: (1) Real estate: Residential 1-4 family, (2) Real estate: Commercial, (3) Real estate: Construction, (4) Real estate: Multi-family and farmland, (5) Commercial, (6) Consumer, (7) Leases and (8) Other. We evaluate the risks associated with these segments based upon specific characteristics associated with the loan segments. The risk associated with the real estate-construction portfolio is most directly tied to the probability of declines in value of the residential and commercial real estate in our market area and secondarily to the financial capacity of the borrower. The risk associated with the real estate-commercial portfolio is most directly tied to the lease rates and occupancy rates for commercial real estate in our market area and secondarily to the financial capacity of the borrower. The other portfolio segments have various risk characteristics, including, but not limited to: the borrower’s cash flow, the value of the underlying collateral, and the capacity of guarantors.
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
Allowance—Analysis and Discussion
The following table presents an analysis of the changes in the allowance for loan and lease losses for the past five years. The provision for loan and lease losses in the table below does not include our provision accrual for unfunded commitments of $24 thousand for each of 2014, 2013, 2012, 2011 and 2010. The reserve for unfunded commitments is included in other liabilities in our consolidated balance sheets and totaled $306 thousand and $282 thousand as of December 31, 2014 and 2013, respectively.

Analysis of Changes in Allowance for Loan and Lease Losses

	For the Years Ending December 31,
	2014	2013	2012	2011	2010
	(in thousands, except percentages)
Allowance for loan and lease losses—
Beginning of period	$10,500	$13,800	$19,600	$24,000	$26,492
Provision for loan and lease losses	(1,452)	(2,735)	20,866	10,920	33,589
Sub-total	9,048	11,065	40,466	34,920	60,081
Charged-off loans:
Real estate—residential 1-4 family	504	1,458	8,153	2,180	2,572
Real estate—commercial	749	545	8,316	6,928	2,955
Real estate—construction	228	503	6,897	5,581	10,514
Real estate—multi-family and farmland	—	36	2,511	207	1,150
Commercial loans	32	37	3,095	3,235	16,420
Consumer installment loans and other	597	585	476	334	1,110
Leases, net of unearned income	29	29	894	929	2,050
Total charged-off	2,139	3,193	30,342	19,394	36,771
Recoveries of charged-off loans:
Real estate—residential 1-4 family	240	312	229	404	56
Real estate—commercial	577	820	366	222	160
Real estate—construction	136	496	1,013	744	7
Real estate—multi-family and farmland	16	19	12	384	—
Commercial loans	516	470	406	894	326
Consumer installment loans and other	347	359	662	954	141
Leases, net of unearned income	106	152	988	472	—
Total recoveries	1,938	2,628	3,676	4,074	690
Net charged-off loans	201	565	26,666	15,320	36,081
Decrease from transfer of loans held-for-investment to loans held-for-sale	297	—	—	—	—
Allowance for loan and lease losses—end of period	$8,550	$10,500	$13,800	$19,600	$24,000
Total loans—end of period	$663,622	$583,097	$541,130	$582,264	$727,091
Average loans	$675,055	$545,803	$590,109	$647,920	$845,945
Net loans charged-off to average loans	0.03%	0.10%	4.52%	2.36%	4.27%
Provision (credit) for loan and lease losses to average loans	(0.22)%	(0.50)%	3.54%	1.69%	3.97%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.29%	1.80%	2.55%	3.37%	3.30%
Non-performing loans	192.22%	129.14%	51.63%	39.41%	40.73%

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
Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate—residential 1-4 family	$2,617	27.4%	$4,063	31.2%	$6,207	34.8%	$6,368	37.0%	$7,346	34.7%
Real estate—commercial	2,865	47.4%	3,299	44.9%	3,736	41.0%	6,227	33.6%	5,550	31.1%
Real estate—construction	716	7.2%	899	6.8%	667	6.2%	1,485	9.2%	2,905	11.6%
Real estate—multi-family and farmland	714	3.1%	916	3.1%	741	3.1%	728	5.4%	761	5.0%
Commercial loans	795	11.1%	970	9.5%	2,103	11.3%	3,649	10.2%	5,692	11.4%
Consumer loans	688	3.4%	342	3.6%	272	2.5%	405	3.4%	813	4.7%
Leases, net of unearned income	—	—%	—	—%	47	0.1%	718	0.5%	917	1.1%
Other and unallocated	155	0.4%	11	0.9%	27	1.0%	20	0.7%	16	0.4%
Total	$8,550	100.0%	$10,500	100.0%	$13,800	100.0%	$19,600	100.0%	$24,000	100.0%

[1] Represents the percentage of loans in each category to total loans.

As of December 31, 2014, the largest components of the allowance were associated with 1-4 family residential real estate loans and commercial real estate loans. These allocations are roughly commensurate with their respective percentage of the overall portfolio. These loans are subject to general allowance allocations based on historical loss and qualitative and environmental factors. The allowance allocation associated with residential 1-4 family real estate loans decreased by $1.4 million during 2014. The allowance allocated to commercial real estate loans decreased by $434 thousand during 2014. A major factor in the decrease was improved asset quality. The total allowance decreased in total by $2.0 million, primarily as a result of lower amounts of non-performing loans.
Throughout the economic downturn, the ratio of the allowance to total loans increased significantly due to the level of non-performing loans, the associated decline in real estate values, and the excessive levels of charge-offs. These factors contributed to elevated levels of classified loans, which is a driving component of the allowance. Since 2012 we have experienced a significant decline in the level of non-performing loans. Non-performing loans were $4.4 million at December 31, 2014, compared to $8.1 million at December 31, 2013, a decrease of $3.7 million, or 45.3%. During the fourth quarter of 2012, we identified approximately $36.2 million of under- and non-performing loans to sell and recorded a $13.9 million charge-off to reduce the balance to the estimated net proceeds. These loans were sold in the first quarter of 2013. See Note 6 to our consolidated financial statements for additional information. A large portion of the reduction in non-performing loans is directly related to this loan sale. Our ratio of non-performing loans to total loans was 0.67% as of December 31, 2014 as compared to 1.39% at December 31, 2013. Additionally, our minimal level of net charge-offs during 2014 have further supported our improving asset quality. Specifically, net charge-offs for the year-ended 2014 were $201 thousand compared to $565 thousand for the year ended December 31, 2013.

The combination of positive asset quality trends as well as lower loss rates during 2014 resulted in a reduction in our allowance assessment which is reflected in our allowance to loans ratio of 1.29% as of December 31, 2014, compared to 1.80% as of December 31, 2013 and 2.55% as of December 31, 2012. We anticipate that our allowance model may support a lower allowance-to-loans ratio with continuation of the current asset quality and charge-off trends; however, we may need to provide additional provision expense in the future due to the expected loan growth.
We utilize a risk rating system to evaluate the credit risk of our loan portfolio. We classify loans as: pass, special mention, substandard, doubtful or loss. We assign a credit risk rating based on the previously discussed factors. We segregate substandard loans into two classifications based on our allowance methodology for impaired loans. An impaired loan is defined as a substandard loan relationship in excess of $500 thousand that is also on nonaccrual status. These relationships are individually reviewed on a quarterly basis to determine the required allowance or loss, as applicable.
For the allowance analysis, the primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans.
The following table provides the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2014 and 2013:

 As of December 31, 2014

Loans by Classification	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Real estate: Residential 1-4 family	$170,044	$5,700	$5,804	$107	$181,655
Real estate: Commercial	308,677	2,993	2,217	956	314,843
Real estate: Construction	43,453	3,688	699	—	47,840
Real estate: Multi-family and farmland	17,930	98	80	—	18,108
Commercial	68,780	1,834	3,153	218	73,985
Consumer	22,218	57	264	—	22,539
Leases, net of unearned income	—	—	—	—	—
Other	4,621	1	30	—	4,652
Total Loans	$635,723	$14,371	$12,247	$1,281	$663,622

As of December 31, 2013

Loans by Classification	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Leases	—	—	—	—	—
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097
We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $1.3 million at December 31, 2014 and $3.6 million at December 31, 2013. For impaired loans, any payments made by the borrower are generally applied directly to principal.

As of December 31, 2014, the entire allowance was associated with general reserves as there were no loans with specific reserves. As of December 31, 2013, approximately $10.0 million of the allowance was associated with general reserves and $450 thousand was associated with specific reserves. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable pools. Our allowance as a percentage of total loans has decreased mostly due to a credit to our provision for loan and lease loses and a decrease in non-performing loans. The ratio of the general reserves to the applicable loan pools has declined from 1.71% as of December 31, 2013 to 1.29% as of December 31, 2014.
We believe that the allowance for loan and lease losses at December 31, 2014 is sufficient to absorb probable, incurred losses inherent in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.
Asset Quality and Non-Performing Assets
Across the board, asset quality ratios improved in 2014 compared to 2013. Net charge-offs were 0.03% of average loans for 2014 compared to 0.10% for 2013. Non-performing loans to total loans improved to 0.67% as of year-end 2014 from 1.39% as of year-end 2013, and non-performing assets as a percentage of total assets improved from 1.67% at year-end 2013 to 0.84% at year-end 2014. As of December 31, 2014, our allowance for loan and lease losses as a percentage of total loans was 1.29% compared to 1.80% as of December 31, 2013, while the allowance to total loans declined, our allowance as a percentage of total non-performing loans expanded to 192.22% as of year-end 2014 compared to 129.14% for 2013.
Nonperforming assets include: non-accrual loans, loans past due over ninety days and still accruing, restructured loans, OREO and repossessed assets. We place loans on non-accrual status when we have concerns related to our ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. The following table, which includes both loans held-for-sale and loans held-for-investment, presents our non-performing assets and related ratios.
Nonperforming Assets By Type

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands, except percentages)
Nonaccrual loans	$4,348	$7,203	$25,071	$46,907	$54,082
Loans past due 90 days and still accruing	100	928	1,656	2,822	4,838
Total nonperforming loans, including loans 90 days and still accruing	$4,448	$8,131	$26,727	$49,729	$58,920

Other real estate owned	$4,511	$8,201	$13,441	$25,141	$24,399
Repossessed assets	8	12	8	302	763
Total nonperforming assets	$8,967	$16,344	$40,176	$75,172	$84,082

Nonperforming loans as a percentage of total loans	0.67%	1.39%	4.94%	8.54%	8.10%
Nonperforming assets as a percentage of total assets	0.84%	1.67%	3.78%	6.74%	7.20%

The following table provides further information, including classification, for nonaccrual loans and other real estate owned for the past three years.
Non-Performing Assets—Classification and Number of Units

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Units	Amount	Units	Amount	Units
	(in thousands, except units)
Nonaccrual loans
Construction/development loans	$162	2	$365	3	$4,516	41
Residential real estate loans	1,529	39	2,727	45	9,217	217
Commercial real estate loans	1,019	9	2,653	13	6,150	69
Commercial and industrial loans	1,382	17	1,137	17	3,104	56
Commercial leases	—	—	—	—	436	42
Consumer and other loans	256	8	321	11	1,648	34
Total	$4,348	75	$7,203	89	$25,071	459
Other real estate owned
Construction/development loans	$1,882	111	$3,806	242	$6,163	351
Residential real estate loans	650	12	1,905	50	1,921	86
Commercial real estate loans	1,673	12	2,490	30	4,211	39
Multi-family and farmland loans	—	—	—	—	873	3
Commercial and industrial loans	306	1	—	—	273	2
Total	$4,511	136	$8,201	322	$13,441	481
Nonaccrual loans totaled $4.3 million, $7.2 million and $25.1 million as of December 31, 2014, 2013 and 2012, respectively. We place loans on nonaccrual when we have concerns relating to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of December 31, 2014, we are not aware of any additional material loans for which we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual relationship in excess of $500 thousand for possible impairment. We measure impairment by adjusting the loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.
As of December 31, 2014, the book value of impaired loans totaled $1.3 million, or 64.0% less than impaired loans as of December 31, 2013. The associated unpaid principal balances of the impaired loans totaled $2.2 million as of December 31, 2014. This represents an approximately 41.1% discount through previously recorded partial charge-offs and specific reserves currently in the allowance. As of December 31, 2013, the book value of impaired loans totaled $3.6 million with the unpaid principal balances totaling $5.4 million. This represented an approximately 42.8% discount through previously recorded partial charge-offs and specific reserves currently in the allowance.
From year-end 2013 to year-end 2014, nonaccrual loans decreased by $2.9 million, or 39.6%. As shown above, residential real estate nonaccrual loans decreased by $1.2 million to $1.5 million and commercial real estate nonaccrual loans decreased by $1.6 million to $1.0 million comparing year-end 2013 to year-end 2014. These decreases were primarily due to successful workouts with minimal, if any, losses. We continue to actively pursue the appropriate strategies to maintain or reduce the current level of nonaccrual loans.
Other real estate owned decreased by 45.0% to $4.5 million as of December 31, 2014 compared to $8.2 million as of December 31, 2013. During 2014, we sold 52 properties for $4.8 million, compared to 79 sold properties for $8.7 million in 2013. We expect continued OREO resolutions during 2015 due to marketing strategies and general stabilization in the real estate markets in our footprint.
As of December 31, 2014, we owned repossessed assets, which are carried at fair value less anticipated selling costs, in the amount of $8 thousand compared to $12 thousand as of December 31, 2013. The majority of our repossessions are related to our leasing portfolio that primarily includes trucking and construction equipment leases.
Loans 90 days past due and still accruing decreased 89.2% to $100 thousand as of December 31, 2014 compared to $928 thousand at December 31, 2013. Of these past due loans as of December 31, 2014, commercial real estate totaled $68 thousand, 1-4 family residential real estate loans was $11 thousand and consumer loans was $21 thousand. Of the loans past due at December 31, 2013, residential real estate loans totaled $773 thousand, $68 thousand in commercial and industrial loans, $76 thousand in consumer loans and the remainder in other categories.
Total non-performing assets as of December 31, 2014 were $9.0 million compared to $16.3 million at December 31, 2013.
As of December 31, 2014, our asset quality ratios are consistent with or more favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $1 billion to $3 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of December 31, 2014, which is the latest available information.
Asset Quality Ratios

	First Security	UBPR Peer Group
Allowance for loan and lease losses to total loans	1.29%	1.38%
Non-performing loans[1] as a percentage of gross loans	0.67%	0.79%
Non-performing loans[1] as a percentage of the allowance	52.02%	72.10%
Non-performing loans[1] as a percentage of equity capital	4.94%	5.69%
Non-performing loans[1] plus OREO as a percentage of gross loans plus OREO	1.34%	1.40%

[1] Non-performing loans consist of nonaccrual loans and loans 90 days past due that are still accruing.

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity. During the year ended December 31, 2014 and the fourth quarter of 2013, we sold approximately $63.5 million and $57.0 million, respectively, of investments, primarily to redeploy the funds into loans.
Available-for-sale securities totaled $95.6 million at December 31, 2014, compared to $172.8 million at December 31, 2013. Held-to-maturity securities totaled $124.5 million at December 31, 2014, compared to $132.6 million at December 31, 2013. Held-to-maturity securities were transferred from the available-for-sale securities in the third and fourth quarter of 2013. The transfer to the held-to-maturity classification was to minimize any further unrealized losses due to increases in interest rates, which does not impact regulatory capital, but does impact total shareholders' equity and book value. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The decrease in available-for-sale securities of $77.2 at December 31, 2014 from December 31, 2013, reflects the sale of securities noted above as well as the redeployment of a majority of ongoing cash flows into loans. As of December 31, 2014 and 2013, the available-for-sale securities portfolio had gross unrealized gains of approximately $849 thousand and $2.0 million, and gross unrealized losses of $367 thousand and $2.6 million, respectively. At December 31, 2014 and 2013, the held-to maturity securities portfolio had gross unrecognized gains of $3.9 million and $656 thousand, respectively, and gross unrecognized losses of $305 thousand and $1.1 million, respectively. Our securities portfolio at December 31, 2014 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools, collateralized loan obligations and corporate bonds.

The following table provides the amortized cost of our securities, as of December 31, 2014, by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of AFS Investment Securities—Amortized Cost

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal—tax exempt	$950	$1,833	$—	$—	$2,783
Municipal—taxable	191	636	216	529	1,572
Agency issued REMICs	818	29,573	—	—	30,391
Agency issued mortgage pools	—	22,877	14,634	445	37,956
Other	—	4,437	14,827	3,123	22,387
Total	$1,959	$59,356	$29,677	$4,097	$95,089
Tax equivalent yield	4.71%	1.63%	1.66%	2.74%	1.75%
Maturity of HTM Investment Securities—Amortized Cost

	Less than One Year	One Year to Five Years	Five Years to Ten Years	More than Ten Years	Totals
	(in thousands, except percentages)
Municipal—tax exempt	$—	$—	$543	$7,742	$8,285
Municipal—taxable	—	93	16,180	2,592	18,865
Agency bonds	—	19,037	33,355	8,145	60,537
Agency issued REMICs	—	24,227	—	—	24,227
Agency issued mortgage pools	—	2,445	7,050	3,076	12,571
Total	$—	$45,802	$57,128	$21,555	$124,485
Tax equivalent yield	—%	1.57%	1.97%	2.72%	1.95%

The following table details our investment portfolio by type of investment.
Investment Securities by Type—Amortized Cost

	As of December 31,
	2014	2013	2012
	(in thousands)
Securities available-for-sale
Debt securities—
Federal agencies	$—	$4,078	$57,393
Mortgage-backed	82,686	116,314	157,191
Municipals	4,355	31,748	35,088
Other	8,048	21,350	61
Total	$95,089	$173,490	$249,733

Securities held-to-maturity
Debt securities—
Federal agencies	$60,537	$63,684	$—
Mortgage-backed	36,798	41,801	—
Municipals	27,150	27,083	—
Total	$124,485	$132,568	$—

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	Less than 12 months		12 months or greater		Totals
Securities available-for-sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2014
Mortgage-backed	$4,553	$29	$34,715	$321	$39,268	$350
Municipals	—	—	625	12	625	12
Other	—	—	2,995	5	2,995	5
Totals	$4,553	$29	$38,335	$338	$42,888	$367
December 31, 2013
Mortgage-backed	$77,451	$1,763	$—	$—	$77,451	$1,763
Municipals	11,652	500	—	—	11,652	500
Other	20,918	371	56	5	20,974	376
Totals	$110,021	$2,634	$56	$5	$110,077	$2,639

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
December 31, 2014
Federal agencies	$—	$—	$15,102	$278	$15,102	$278
Mortgage-backed—residential	—	—	8,022	13	8,022	13
Municipals	565	14	—	—	565	14
Totals	$565	$14	$23,124	$291	$23,689	$305

December 31, 2013
Federal agencies	$40,149	$791	$—	$—	$40,149	$791
Mortgage-backed—residential	30,793	302	—	—	30,793	302
Municipals	1,739	27	—	—	1,739	27
Totals	$72,681	$1,120	$—	$—	$72,681	$1,120
We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, if deemed appropriate, there may be additional sales of available-for-sale securities. We consider the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets, except for one bond, which is valued utilizing Level 3 inputs. The Level 3 security was a pooled trust preferred security with a book value of $63 thousand.
As of December 31, 2014, we performed an impairment assessment of the available-for-sale securities in the portfolio and the held-to-maturity portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized costs basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of December 31, 2014, gross unrealized losses in our available-for-sale portfolio totaled $367 thousand, compared to $2.6 million as of December 31, 2013. As of December 31, 2014, gross unrecognized losses in our held-to-maturity portfolio totaled $305 thousand, compared to $1.1 million as of December 31, 2013. As of December 31, 2014, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of sixteen securities), municipals (consisting of one security) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of fourteen securities), municipals (consisting of sixty-two securities) and federal agencies (consisting of thirty-four securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between December 31, 2013 and December 31, 2014, the rate on the 10-year U.S. Treasury decreased from approximately 3.04% to 2.17%. As this represented a substantive decrease in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to one corporate note. The unrealized loss in the corporate note is primarily due to the changes in interest rates subsequent to purchase. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more-likely-than-not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at December 31, 2014 are considered temporary.
We continue to monitor and review applicable regulatory guidance on the implementation of the Volcker Rule. As of December 31, 2014, we identified approximately $11.2 million of collateralized loan obligations ("CLOs") within our investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, we would have to sell the securities prior to the compliance date of July 21, 2017. At this time, we continue to evaluate the additional regulatory guidance on the subject as well as the specific terms of our CLOs to determine whether such CLOs will remain permitted investments. The unrealized loss as of December 31, 2014 for our CLOs totaled $59.0 thousand.
As of December 31, 2014, we owned securities from issuers in which the aggregate book value from such issuers exceeded 5% of our stockholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of December 31, 2014.

	Book Value	Market Value
	(in thousands)
Fannie Mae	$53,997	$53,876
Federal Home Loan Mortgage Corporation	$23,562	$23,665
Ginnie Mae	$29,080	$28,807
We held no federal funds sold as of December 31, 2014 and 2013. As of December 31, 2014, we held $29.6 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $10.1 million at December 31, 2013. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
At December 31, 2014, we held $29.2 million in bank-owned life insurance, compared to $28.3 million at December 31, 2013.
Deposits and Other Borrowings
Deposits increased by $48.3 million, or 5.6%, from year-end 2013 to year-end 2014, The increase from December 31, 2013, was primarily due to an increase in savings and money market accounts as well as an increase in our brokered deposits partially offset by reductions in our retail and jumbo certificates of deposit. Excluding brokered deposits, our deposits increased $18.1 million, or 2.3%, from year-end 2013 to year-end 2014. We define core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100 thousand. Core deposits increased $52.3 million, or 8.3%, from year-end 2013 to year-end 2014. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.

Summary of Deposits

	As of December 31,
(in thousands)	2014	Percent Change	2013	Percent Change	2012	Percent Change	2011	Percent Change	2010
Noninterest Bearing Demand	$159,996	10.8%	$144,365	2.1%	$141,400	(11.5)%	$159,735	7.0%	$149,323
Interest Bearing Demand	111,021	16.2%	95,559	10.4%	86,575	53.0%	56,573	(11.4)%	63,838
Savings and Money Market	258,694	25.5%	206,125	11.7%	184,597	18.0%	156,402	(3.4)%	161,873
Certificates of Deposit less than $100 thousand	151,089	(17.2)%	182,408	(20.0)%	228,144	2.6%	222,371	8.1%	205,675
Total Core Deposits	680,800	8.3%	628,457	(1.9)%	640,716	7.7%	595,081	2.5%	580,709
Certificates of Deposit of $100 thousand or more	119,514	(22.3)%	153,750	(23.8)%	201,873	8.6%	185,904	21.4%	153,138
Brokered Deposits	105,299	40.3%	75,062	(54.6)%	165,477	(30.6)%	238,437	(24.3)%	314,876
Total Deposits	$905,613	5.6%	$857,269	(15.0)%	$1,008,066	(1.1)%	$1,019,422	(2.8)%	$1,048,723
Brokered deposits, not including CDARS® and ICS®, decreased $32.0 million, or 42.9%, from year-end 2013 to year-end 2014. The decrease is due to scheduled and called maturities. In addition to brokered certificates of deposits, FSGBank, in partnership with the network of banks associated with Promontory Interfinancial Network, LLC, is a member bank of the Certificate of Deposit Account Registry Service® ("CDARS") and the Insured Cash Sweep® ("ICS") networks. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. ICS is a network of banks that allow customer transaction accounts to receive multi-million-dollar FDIC insurance coverage. At year-end 2014, our CDARS® balance consisted of $14.3 million in reciprocal customer accounts. At year-end 2014, our ICS balance was $48.4 million in customer accounts.
Brokered deposits at December 31, 2014 and 2013, were as follows:

	2014	2013
	(in thousands)
Brokered certificates of deposits	$42,684	$74,688
CDARS® - Customer deposits	14,256	374
ICS® - Customer deposits	48,359	—
	$105,299	$75,062
Prior to the termination of the Bank's Order on March 10, 2014, the presence of a capital requirement in our Order previously restricted our ability to accept, renew, or roll over brokered deposits without prior approval of the FDIC. While our desire is to fund loan growth with customer deposits, we anticipate supplementing with a certain level of brokered deposits or other wholesale funding. The table below is a maturity schedule for our certificates of deposit, including brokered CDs, in amounts of $100 thousand or more as of December 31, 2014.

	Less than 3 months	Three months to six months	Six months to twelve months	Greater than twelve months
	(in thousands)
Certificates of deposit of $100 thousand or more	$17,113	$10,016	$31,612	$60,773
Brokered certificates of deposit	10,046	—	11,294	21,344
CDARS® - Customer deposits	100	—	4,134	10,022
	$27,259	$10,016	$47,040	$92,139

At December 31, 2014 and 2013 we had securities sold under repurchase agreements with commercial checking customers of $12.8 million and $12.5 million, respectively. At December 31, 2014 and 2013, we had no Federal funds purchased.
As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At December 31, 2014 and 2013, we had FHLB advances of $56 million and $20 million, respectively.
The terms of the FHLB advance as of December 31, 2014 are as follows:

Maturity Year	Origination Date	Type	Principal	Rate	Maturity
			(in thousands)
2015	12/31/2014	FHLB variable rate advance	$56,000	0.14%	1/2/2015
The terms of the FHLB advance as of December 31, 2013 are as follows:

Maturity Year	Origination Date	Type	Principal	Rate	Maturity
			(in thousands)
2014	12/19/2013	FHLB fixed rate advance	$20,000	0.15%	1/17/2014
Interest Rate Sensitivity
Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans, investment securities and federal funds sold). The match between the scheduled repricing and maturities of our earning assets and liabilities within defined time periods is referred to as “gap” analysis. At December 31, 2014, our cumulative one-year gap was a negative (or liability sensitive) $10.9 million, or 1.1% of total earning assets.
Following the Recapitalization, we actively deployed our excess liquidity, which generated more liability sensitivity within our balance sheet. During 2014, we extended our liabilities and continued to grow core deposits to minimize interest rate mismatches.
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
The following table reflects our rate sensitive assets and liabilities by maturity or the next repricing date as of December 31, 2014. Variable rate loans are shown in the category of due “Within Three Months” because they reprice with changes in the prime lending rate. Fixed rate loans are presented assuming all payments are made according to the loan’s contractual terms. Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not entirely rate sensitive, and accordingly the following analysis assumes 11% of interest bearing demand deposit accounts, 33% of money market deposit accounts, and 20% of savings accounts reprice within one year and the remaining accounts reprice within one to five years.

Interest Rate Gap Sensitivity

	As of December 31, 2014
	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years and Non-Rate Sensitive	Total
	(in thousands)
Interest earning assets:
Interest bearing deposits	$29,482	$100	$—	$—	$29,582
Securities	107	1,868	105,679	112,402	220,056
Loans originated for held for sale	72,242	—	—	—	72,242
Loans	147,956	119,596	220,375	175,695	663,622
Total interest earning assets	249,787	121,564	326,054	288,097	985,502
Interest bearing liabilities:
Demand deposits	8,800	8,800	142,396	—	159,996
MMDA deposits	35,806	35,806	145,394	—	217,006
Savings deposits	4,169	4,169	33,350	—	41,688
Time deposits	32,215	109,757	128,631	—	270,603
Brokered certificates of deposits	10,046	11,294	21,344	—	42,684
CDARS®	132	4,102	10,022	—	14,256
ICS®	48,359	—	—	—	48,359
Fed funds purchased/repos	12,750	—	—	—	12,750
Other borrowings	56,000	—	—	—	56,000
Total interest bearing liabilities	208,277	173,928	481,137	—	863,342
Noninterest bearing sources of funds	—	—	—	122,160	122,160
Interest sensitivity gap	$41,510	$(52,364)	$(155,083)	$165,937	$—
Cumulative sensitivity gap	$41,510	$(10,854)	$(165,937)	$—	$—

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on the operations and cash balance of FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $225 thousand as of December 31, 2014, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs. As discussed in Note 2 to our consolidated financial statements, the Agreement with the Federal Reserve was terminated on October 2, 2014. Although the Agreement has been terminated, we expect to continue to seek approval from the Federal Reserve prior to paying any dividends on our capital stock or incurring any additional indebtedness. If we determine that our cash flow needs will be satisfactorily met, we may deploy a portion of the funds into FSGBank.
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
As of December 31, 2014, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $29.2 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.

As of December 31, 2014, FSGBank had $165.7 million of total borrowing capacity at FHLB with all 1-4 family residential mortgages and investment securities pledged as collateral as well as the amount of FHLB stock we own. The available borrowing capacity at December 31, 2013 totaled $125.2 million.
Another source of funding is loan participations sold to other commercial banks (in which we retain the service rights). As of year-end, we had $35.6 million in loan participations sold. FSGBank may elect to sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of December 31, 2014, FSGBank had $153.0 million in borrowings against investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of December 31, 2014, our unpledged available-for-sale and held-to-maturity securities totaled $32.0 million and $35.1 million, respectively.
Additionally, we had $92.5 million in unsecured fed lines of credit as of December 31, 2014, that were fully available.
We utilize brokered deposits to provide an additional source of funding. As of December 31, 2014, we had $42.7 million in brokered CDs outstanding with a weighted average remaining life of approximately 17.0 months, a weighted average coupon rate of 2.10% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 2.14%. Our CDARS® product had $14.3 million at December 31, 2014, with a weighted average coupon rate of 0.63% and a weighted average remaining life of approximately 19 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
The following table illustrates our significant contractual obligations at December 31, 2014 by future payment period.
Contractual Obligations

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(in thousands)
Certificates of deposit[1]	$270,603	$141,923	$89,835	$38,845	$—
Brokered certificates of deposit[1]	42,684	21,340	13,615	7,729	—
CDARS®1	14,256	4,234	10,022	—	—
Federal funds purchased and securities sold under agreements to repurchase[2]	12,750	12,750	—	—	—
FHLB Borrowings	56,000	56,000	—	—	—
Operating lease obligations[3]	6,136	823	1,438	1,075	2,800
Total	$402,429	$237,070	$114,910	$47,649	$2,800

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

Net cash provided by operations in 2014 totaled $2.7 million, compared to net cash used in operations of $12.4 million in 2013 and $4.9 million in 2012. Cash flows from operations in 2014 increased primarily due to the year over year change in our other assets and liabilities. Net cash used by investing activities totaled $60.1 million in 2014 compared to net cash used by investing activities of $83.6 million in 2013 and net cash used by investing activities of $67.3 million in 2012. For 2014, loan principal collections, including proceeds from sale of loans, net of loan originations, totaled ($150.4) million, compared to ($25.2) million in 2013 and ($13.7) million in 2012. Also for 2014, purchases of available-for-sale securities were $3.1 million, compared to $179.7 million in 2013 and $161.1 million in 2012. Decreases in the security portfolio as well as additions to the loan portfolios were the primary reasons for the year-over-year change in investing activities. Net cash provided by financing activities totaled $84.6 million in 2014, compared to net cash used in financing activities of $55.6 million in 2013 and $13.5 million in 2012. The year-over-year change in financing activities is primarily related to the increase in savings and money market accounts and brokered deposits, a combined increase of $82.8 million, as well as a $36.0 million increase in other borrowings.

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	December 31, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit - fixed rate	$37,819	$36,273
Commitments to extend credit - variable rate	94,568	94,857
Total commitments to extend credit	$132,387	$131,130

Standby letters of credit	$3,272	$3,208

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

Derivative Financial Instruments
We record all derivative financial instruments at fair value in our financial statements. It is our policy to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2014, we had not entered into any transactions in a dealer capacity.
When a derivative is intended to be a qualifying hedged instrument, we prepare written documentation that designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).
The written documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness include (1) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, (2) statistical regression analysis of changes in fair values of the actual derivative and the hedged item and (3) comparison of the critical terms of the hedged item and the hedging derivative. Changes in fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective and that has been designed to qualify as a cash flow hedge are initially recorded in other comprehensive income and reclassified to earnings in conjunction with the recognition of the earnings impacts of the hedged item; any ineffective portion is recorded in current period earnings. Designated hedge transactions are reviewed at least quarterly for ongoing effectiveness. Transactions that are no longer deemed to be effective are removed from hedge accounting classification and the recorded impacts of the hedge are recognized in current period income or expense in conjunction with the recognition of the income or expense on the originally hedged item.
Our derivatives are based on underlying risks, primarily interest rates. We have utilized swaps to reduce the risks associated with interest rates. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period. We also utilize forward contracts on the residential held-for-sale loan portfolio. Our practice is to enter into a best efforts contract with the investor concurrently with providing an interest rate lock to a customer. The use of the fair value option on the closed residential held-for-sale loans and the forward contracts minimize the volatility in earnings from changes in interest rates.
Derivatives expose us to credit risk. If the counterparty fails to perform, the credit risk is equal to the fair value gain of the derivative. The credit exposure for swaps is the replacement cost of contracts that have become favorable. Credit risk is minimized by entering into transactions with high quality counterparties that are initially approved by the Board of Directors and reviewed periodically by the Asset/Liability Committee ("ALCO"). It is our policy to require all derivatives be governed by an International Swap and Derivatives Associations Master Agreement ("ISDA"). Bilateral collateral agreements are also generally required.
During the year ended December 31, 2014, we entered into an interest rate swap with a gross notional value of $40.0 million. The interest rate swap is being utilized to minimize interest rate risk by converting variable rate cash flows from our liabilities into fixed rate cash flows to extend the duration of our liabilities. During the year ended December 31, 2014, we also entered into various derivative contracts with a gross notional value of $17.6 million. These derivatives were utilized in lending transactions to minimize interest rate risk by converting fixed rate cash flows into variable rate cash flows. We believe the use of derivatives will reduce our interest rate risk and potential earnings volatility caused by changes in interest rates.
The following table presents information on the cash flow and fair value hedges as of December 31, 2014.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Interest rate swap	$40,000	$—	$45	$45	April 1, 2020
Forward loan sales contracts	2,298	—	63	90	Various
	$42,298	$—	$108	$135

Fair value hedges:
Zero premium collar	$17,604	$1,028	$—	$—	June 10, 2023
Cash flow swap	17,604	—	1,028	—	June 10, 2023
	$35,208	$1,028	$1,028	$—

The following table presents additional information on the active derivative positions as of December 31, 2014.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$2,298	Other assets	$—	Other liabilities	$63	Noninterest income – other	$(53)
Zero premium collar	$17,604	Other assets	$1,028	Other liabilities	N/A	Noninterest income – other	$1,028
Cash flow swap	$17,604	Other assets	N/A	Other liabilities	$1,028	Noninterest expense – other	$1,028
Interest rate swap	$40,000	Other assets	N/A	Other liabilities	$45	Noninterest income – other	N/A
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$2,298	N/A	N/A	Noninterest income – other	N/A
Loans	N/A	Loans	$17,604	N/A	N/A	Noninterest income - other	N/A
Short-term FHLB Advance	N/A	N/A	N/A	Short-term FHLB Advance	$45	Noninterest income - other	N/A

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

Capital Resources
Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve, the primary federal regulators for FSGBank and First Security, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. Following termination of the Consent Order, we believe our current capital levels are sufficient and appropriate for our risk profile and asset level. Currently, our capital ratios exceed the minimum capital requirements to be considered "well-capitalized."

The following table compares the required capital ratios maintained by First Security and FSGBank.
Regulatory Capital Ratios

	Minimum Capital Requirements to be "Well Capitalized" [1]	Minimum Capital Requirements	First Security	FSGBank
As of December 31, 2014
Tier 1 capital to risk weighted assets	6.0%	4.0%	11.9%	11.3%
Total capital to risk weighted assets	10.0%	8.0%	13.0%	12.4%
Leverage ratio	5.0%	4.0%	9.4%	8.9%
As of December 31, 2013
Tier 1 capital to risk weighted assets	6.0%	4.0%	13.6%	12.8%
Total capital to risk weighted assets	10.0%	8.0%	14.9%	14.1%
Leverage ratio	5.0%	4.0%	9.4%	8.7%

(1) Prior to the termination of the Consent Order on March 10, 2014, FSGBank was required to achieve and maintain capital ratios of 13.0% for Total Capital to risk weighted assets and 9.0% leverage ratio. Effective March 10, 2014 with the termination of the COnsent Order, FSGBank was considered well capitalized.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act").
The final rules include new or increased risk-based capital requirements that will be phased in from 2015 to 2019. The rules add a new common equity Tier 1 capital to risk-weighted assets ratio minimum of 4.5%, increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and decrease the Tier 2 capital that may be included in calculating total risk-based capital from 4.0% to 2.0%. The final rules also introduce a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and total risk-based capital requirements. The required minimum ratio of total capital to risk-weighted assets remains 8.0% and the minimum leverage ratio remains 4.0%. The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Company on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.
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
In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Bank to be considered well-capitalized changed as follows:

	Prior to January 1, 2015	Beginning January 1, 2015
Total Capital	10.0%	10.0%
Tier 1 Capital	6.0%	8.0%
Common Equity Tier 1 Capital	not present	6.5%
Leverage Ratio	5.0%	5.0%

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
Volcker Rule. On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which will become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015. In addition, the Federal Reserve has granted an extension to conform with the retention of ownership interests in private equity and hedge funds until July 16, 2016 and has indicated that they will grant an additional one year extension to July 21, 2017. The Company has plans to divest within the conformance period all affected investments and does not believe that the Volcker Rule will have a material impact on its investment portfolio. The Company is reviewing the impact of the Volcker Rule on its investment portfolio.
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
Recent Accounting Developments
In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update amends existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from dis-allowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition
In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This update clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The update is effective for annual and interim periods within those annual periods, beginning after December 15, 2014. We do not believe this update will have a significant impact to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact, if any, to the consolidated financial statements.
In August 2014, the FASB issued ASU 2014-14, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure." This update amends guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable recognized upon foreclosure if certain conditions are met. This update is effective for annual and interim periods beginning after December 15, 2014. We are currently evaluating the impact, if any, to the consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of December 31, 2014, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points, 200 basis points and 300 basis points (1.00%, 2.00% and 3.00%, respectively) over a twelve-month period. Given this scenario, as of December 31, 2014, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $1.9 million, or 6.0%, as a result of a 100 basis point decline in rates at December 31, 2014. The model predicts a $1.3 million increase in net interest income, or 4.3%, resulting from a 100 basis point increase in rates, a $2.8 million increase in net interest income, or 8.6%, as a result of a 200 basis point increase in rates and a $4.0 million increase in net interest income, or 12.9%, as a result of a 300 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of December 31, 2014. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP	Up 300 BP
	(in thousands, except percentages)
Net interest income	$29,041	$30,901	$32,227	$35,011	$34,941
Dollar change net interest income	$(1,860)	$—	$1,326	$2,784	$3,998
Percentage change net interest income	(6.02)%	—%	4.29%	8.64%	12.92%
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
We use the Fiserv Asset Liability Manager, which is a comprehensive interest rate risk measurement tool that is widely used in the banking industry. Generally, it provides the user with the ability to more accurately model both static and dynamic gap, economic value of equity, duration and income simulations using a wide range of scenarios including interest rate shocks and rate ramps. The system also models derivative instruments.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Audit Committee
First Security Group, Inc.
Chattanooga, Tennessee
We have audited the accompanying consolidated balance sheets of First Security Group, Inc. (“Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Security Group, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP
/s/ Crowe Horwath LLP
Franklin, Tennessee
March 12, 2015

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2014 and 2013

(in thousands, except share and per share data)	2014	2013
ASSETS
Cash and Due from Banks	$18,447	$10,742
Interest Bearing Deposits in Banks	29,582	10,126
Cash and Cash Equivalents	48,029	20,868
Securities Available-for-Sale	95,571	172,830
Securities Held-to-Maturity, at amortized cost (fair value - $128,058 at December 31, 2014 and $132,104 at December 31, 2013)	124,485	132,568
Loans Held for Sale	72,242	220
Loans	663,622	583,097
Less: Allowance for Loan and Lease Losses	8,550	10,500
Net Loans	655,072	572,597
Premises and Equipment, net	28,347	27,888
Bank Owned Life Insurance	29,204	28,346
Intangible Assets, Net	134	330
Other Real Estate Owned	4,511	8,201
Other Assets	12,649	13,726
TOTAL ASSETS	$1,070,244	$977,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$159,996	$144,365
Interest Bearing Demand	111,021	95,559
Savings and Money Market Accounts	258,694	206,125
Certificates of Deposit less than $250 thousand	248,140	303,210
Certificates of Deposit of $250 thousand or more	22,463	32,948
Brokered Deposits	105,299	75,062
Total Deposits	905,613	857,269
Federal Funds Purchased and Securities Sold under Agreements to Repurchase	12,750	12,520
Other Borrowings	56,000	20,000
Other Liabilities	5,901	4,137
Total Liabilities	980,264	893,926
SHAREHOLDERS’ EQUITY
Common Stock – $.01 par value – 150,000,000 shares authorized; 66,826,134 shares issued as of December 31, 2014, 66,602,601 issued as of December 31, 2013	766	764
Paid-In Surplus	197,614	196,536
Accumulated Deficit	(101,625)	(104,042)
Accumulated Other Comprehensive Loss	(6,775)	(9,610)
Total Shareholders’ Equity	89,980	83,648
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,070,244	$977,574

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share data)	2014	2013	2012
INTEREST INCOME
Loans, including fees	$31,464	$26,099	$31,264
Investment Securities – taxable	3,769	4,366	3,528
Investment Securities – non-taxable	605	1,071	1,006
Other	53	378	512
Total Interest Income	35,891	31,914	36,310
INTEREST EXPENSE
Interest Bearing Demand Deposits	182	259	191
Savings Deposits and Money Market Accounts	676	770	1,045
Certificates of Deposit	2,105	3,891	5,235
Brokered Deposits	1,937	3,554	5,863
Other	90	70	396
Total Interest Expense	4,990	8,544	12,730
NET INTEREST INCOME	30,901	23,370	23,580
(Credit) Provision for Loan and Lease Losses	(1,452)	(2,735)	20,866
NET INTEREST INCOME AFTER CREDIT FOR LOAN AND LEASE LOSSES	32,353	26,105	2,714
NONINTEREST INCOME
Service Charges on Deposit Accounts	3,081	3,097	3,032
Mortgage Banking Income	1,278	1,135	974
Gain on Sales of Securities Available-for-Sale	628	322	154
Gain on Sale of Loans Transferred to Held-for-Sale	1,612	—	—
Other	5,659	4,129	3,986
Total Noninterest Income	12,258	8,683	8,146
NONINTEREST EXPENSES
Salaries and Employee Benefits	21,228	22,584	20,446
Expense on Premises and Fixed Assets, net of rental income	5,364	5,644	5,469
Other	15,076	19,532	21,744
Total Noninterest Expenses	41,668	47,760	47,659
INCOME (LOSS) BEFORE INCOME TAX PROVISION	2,943	(12,972)	(36,799)
Income Tax Provision	526	477	771
NET INCOME (LOSS)	2,417	(13,449)	(37,570)
Preferred Stock Dividends	—	(929)	(1,650)
Accretion on Preferred Stock Discount	—	(452)	(428)
Effect of Exchange of Preferred Stock to Common Stock	—	26,179	—
NET INCOME AVAILABLE (LOSS ALLOCATED) TO COMMON SHAREHOLDERS	$2,417	$11,349	$(39,648)
NET INCOME (LOSS) PER COMMON SHARE:
Net Income (Loss) Per Share – Basic	$0.04	$0.24	$(24.58)
Net Income (Loss) Per Share – Diluted	$0.04	$0.24	$(24.58)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2014, 2013 and 2012

(in thousands)	2014	2013	2012
Net income (loss)	$2,417	$(13,449)	$(37,570)
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	1,766	(13,542)	212
Reclassifications for securities transferred to held-to-maturity	—	8,880	—
Reclassification adjustment for securities gains realized in income	(628)	(322)	(154)
Unrealized gains (losses) on available-for-sale securities	1,138	(4,984)	58
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	—	(8,880)	—
Amortization of fair value for securities held-to-maturity recognized into accumulated other comprehensive income	1,795	937	—
Changes from securities held-for-maturity	1,795	(7,943)	—
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	(98)	17	(1,255)
Reclassification adjustment on cash flow hedges	—	—	(67)
Income tax effect	—	—	1,065
Changes from cash flow hedges	(98)	17	(257)
Other comprehensive income (loss), net of tax	2,835	(12,910)	(199)
Comprehensive income (loss)	$5,252	$(26,359)	$(37,769)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
Years Ended December 31, 2014, 2013 and 2012

		Common Stock					Accumulated Other Comprehensive Income
(in thousands)	Preferred Stock	Shares	Amount	Paid-In Surplus	Common Stock Warrants	Accumulated Deficit		Unallocated ESOP Shares	Total
Balance - December 31, 2011	$32,121	1,684	$114	$109,525	$2,006	$(75,743)	$3,499	$(3,290)	$68,232
Issuance of Common Stock	—	88	1	(1)	—	—	—	—	—
Net Loss	—	—	—	—	—	(37,570)	—	—	(37,570)
Other Comprehensive Loss	—	—	—	—	—	—	(199)	—	(199)
Accretion of Discount Associated with Preferred Stock	428	—	—	—	—	(428)	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(1,650)	—	—	(1,650)
Stock-based Compensation	—	—	—	215	—	—	—	—	215
ESOP Allocation	—	—	—	(3,208)	—	—	—	3,290	82
Balance - December 31, 2012	$32,549	1,772	$115	$106,531	$2,006	$(115,391)	$3,300	$—	$29,110
Net Loss	—	—	—	—	—	(13,449)	—	—	(13,449)
Other Comprehensive Loss	—	—	—	—	—	—	(12,910)	—	(12,910)
Accretion of Discount Associated with Preferred Stock	452	—	—	—	—	(452)	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(929)	—	—	(929)
Conversion of Preferred Stock to Common Stock in TARP Exchange	(33,001)	9,942	99	14,814	(2,006)	26,179	—	—	6,085
Common Stock Issuance, net of Offering Costs of $5.3 million	—	50,793	508	70,388	—	—	—	—	70,896
Common Stock Issuance associated with the Exercise of Stock Options	—	5	—	14	—	—	—	—	14
Common Stock Issuance associated with the Rights Offering, net of Offering Costs of $764 thousand	—	3,329	33	4,197	—	—	—	—	4,230
Issuance of Restricted Stock and Related Expense, net of forfeitures	—	762	9	(9)	—	—	—	—	—
Share-based Compensation, net of forfeitures	—	—	—	601	—	—	—	—	601
Balance - December 31, 2013	$—	66,603	$764	$196,536	$—	$(104,042)	$(9,610)	$—	$83,648
Net Income	—	—	—	—	—	2,417	—	—	2,417
Other Comprehensive Income	—	—	—	—	—	—	2,835	—	2,835
Issuance of Restricted Stock, net of forfeitures	—	223	2	(2)	—	—	—	—	—
Share-based Compensation, net of forfeitures	—	—	—	1,080	—	—	—	—	1,080
Balance - December 31, 2014	$—	66,826	$766	$197,614	$—	$(101,625)	$(6,775)	$—	$89,980

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
Years Ended December 31, 2014, 2013 and 2012

(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,417	$(13,449)	$(37,570)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
(Credit) Provision for Loan and Lease Losses	(1,452)	(2,735)	20,866
Amortization, net	1,311	2,605	3,807
Share-Based Compensation	1,080	601	215
ESOP Compensation	—	—	82
Depreciation	1,553	1,746	1,496
Gain on Sales of Loans Originated to be Held-for-Sale	(1,278)	(1,135)	(974)
Gain on Sale of Loans Transferred to Held-for-Sale	(1,612)	—	—
Gain on Sales of Available-for-Sale Securities	(628)	(322)	(154)
Loss on Sales of Premises and Equipment, net	(38)	18	16
Gain on Sales of Other Real Estate Owned and Repossessions, net	(449)	(359)	(148)
Write-down of Other Real Estate Owned and Repossessions	733	2,375	5,288
Accretion of Fair Value Adjustment, net	—	(38)	(40)
Accretion of Terminated Cash Flow Swaps	—	—	(881)
Loans Originated to be Held-for-Sale	(23,899)	(39,489)	(45,296)
Sale of Loans Originated to be Held-for-Sale	23,046	44,045	44,875
Changes in Operating Assets and Liabilities
Interest Receivable	295	(118)	(175)
Other Assets	(80)	(1,519)	4,067
Interest Payable	(219)	(731)	(341)
Other Liabilities	1,938	(3,874)	(80)
Net Cash Provided by (Used in) Operating Activities	2,718	(12,379)	(4,947)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Securities Available-for-Sale
Maturities, Prepayments, and Calls	14,547	54,300	75,449
Sales	66,485	56,971	21,395
Purchases	(3,122)	(179,709)	(161,074)
Activity in Securities Held-to-Maturity
Maturities, Prepayments, and Calls	9,878	2,157
Loan Originations and Principal Collections, net	(227,081)	(47,457)	(17,692)
Proceeds from sale of loans	76,677	22,296	3,954
Proceeds from Sales of Premises and Equipment	665	1,070	—
Proceeds from Sales of Other Real Estate and Repossessions	6,017	8,184	12,968
Additions to Premises and Equipment	(4,140)	(1,418)	(2,145)
Capital Improvements to Other Real Estate and Repossessions	(57)	—	(165)
Net Cash Used in Investing Activities	(60,131)	(83,606)	(67,310)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	48,344	(150,797)	(11,356)
Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	230	39	(2,039)
Net Increase (Decrease) of Other Borrowings	36,000	20,000	(58)
Net Proceeds from Issuance of Common Stock, net of offering costs	—	75,126	—
Proceeds from Exercise of Stock Options	—	14	—
Net Cash Provided by (Used in) Financing Activities	84,574	(55,618)	(13,453)
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,161	(151,603)	(85,710)
CASH AND CASH EQUIVALENTS – beginning of period	20,868	172,471	258,181
CASH AND CASH EQUIVALENTS – end of period	$48,029	$20,868	$172,471

(See Accompanying Notes to Consolidated Financial Statements)

(in thousands)	2014	2013	2012
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transferred to OREO and repossessions	$2,551	$5,472	$8,008
Transfers of loans to loans held for sale at fair value	$140,913	$—	$22,296
Financed sales of OREO and repossessions	$118	$509	$2,058
Effect of accrued and unpaid dividends on preferred stock redemption	$—	$6,085	$—
Securities transferred from available-for-sale to held-to-maturity	$—	$142,975	$—
Accrued and deferred cash dividends on preferred stock	$—	$929	$1,650
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$5,209	$9,275	$13,071
Income taxes paid	$203	$—	$70

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
NONMARKETABLE EQUITY SECURITIES—Nonmarketable equity securities include the Company's investment in the stock of the Federal Home Loan Bank of $3.3 million and $2.3 million at December 31, 2014 and 2013, respectively, and Federal Reserve Bank of $2.4 million and $2.4 million at December 31, 2014 and 2013, respectively. This stock is carried at cost because they have no quoted market value and no ready market exists. The Company also had low income housing tax credits of approximately $1.0 million and $1.5 million at December 31, 2014 and 2013, respectively. These tax credits are amortized using the effective yield method. Also included as of December 31, 2014 and 2013 is approximately an $81 thousand investment in a private financial institution. Dividends received are included in income. The Company also has two joint ventures totaling approximately $94 thousand and $101 thousand at December 31, 2014 and 2013, respectively. All of the nonmarketable equity securities are included in other assets on the Consolidated Balance Sheets.
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
LOANS HELD FOR SALE—The Company maintains loans held-for-sale in connection with three distinct departments: the mortgage department, the government lending department and the TriNet division. The Company's mortgage department primarily originates long-term loans held-for-sale and uses various correspondent relationships to sell the loans on the secondary market. Loans held-for-sale are carried at fair value. Fair value is determined from observable current market prices. Held-for-investment loans that have been transferred to held-for-sale are carried at lower of cost or fair value. The credit component of any write down upon transfer to held-for-sale is reflected in the allowance for loan losses. The mortgage department also originates certain mortgage loans to be retained, which are classified as loans held-for-investment. From time to time, certain of these loans may be marketed and sold in order to manage the Company's interest rate risk position and concentration limits. The government lending department originates SBA and USDA government guaranteed loans with the primary purpose of selling the guaranteed portion in the secondary market. The Company's TriNet division originates construction loans for pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate with or subject to long-term leases to tenants that are investment grade or have investment grade attributes. The Company classifies all TriNet originations as held-for-investment. From time to time, the Company may evaluate a portion of the originated loans to sell in order to manage the Company's overall interest rate risk and asset-liability sensitivity. The Company transfers the loans to held-for-sale once specific loans are identified and the decision to sell the loan has been made. This is generally represented by the Company's execution of a letter of intent.
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
In addition to the allowance, the Company also estimates probable losses related to unfunded commitments, such as letters of credit and binding unfunded loan commitments. The reserve for unfunded commitments is reported on the Consolidated Balance Sheet in other liabilities and the provision associated with changes in the unfunded commitment reserve is reported as a component of the provision for loan and lease losses in the Consolidated Statements of Operations.
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
SERVICING RIGHTS—When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights at December 31, 2014 totaled approximately $493 thousand and were included with other assets.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to their carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction in the allowance may be recorded as an increase to income.
Servicing fee income, which is reported on the statement of operations as gain on sale of loans, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

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
OTHER REAL ESTATE OWNED AND REPOSSESSIONS—Foreclosed properties are comprised principally of residential and commercial real estate properties obtained in partial or total satisfaction of nonperforming loans. Repossessions are primarily comprised of heavy equipment and other machinery, obtained in partial or total satisfaction of loans or leases. Foreclosed properties and repossessions are recorded at their estimated fair value less anticipated selling costs based upon the property’s or item’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan and lease losses. Subsequent changes in values are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Gains or losses not previously recognized resulting from the sale of foreclosed properties or other repossessed items are recognized on the date of sale. Ongoing operational expenses after acquisition are expensed as incurred and included in other expenses. At December 31, 2014 and 2013, the Company had $4.5 million and $8.2 million of other real estate owned, respectively, and $8 thousand and $12 thousand of other repossessed items, respectively. Repossessed items are included in other assets in the consolidated balance sheet. Loans and fixed assets transferred to other real estate owned at December 31, 2014 and 2013 were $2.6 million and $5.2 million, respectively. At December 31, 2014, 2013 and 2012, the Company had zero, zero and $165 thousand of capitalized expenditures, respectively, and direct write-downs of $3.6 million, $4.8 million and $5.3 million, respectively. For the years ended December 31, 2014, 2013 and 2012 the Company had sales of $4.8 million, $8.7 million and $15.0 million, respectively.
INCOME TAXES—The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period in which the change was enacted. Additionally, the Company does not recognize an income tax expense or benefit on permanent differences, such as tax-exempt income and tax credits. Tax years 2011 through 2014 remain open and subject to examination by taxing authorities for the Company’s federal tax returns. Tax years 2011 through 2014 remain open and subject to examination by taxing authorities for the Company’s Tennessee tax returns.
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
In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. For additional information, refer to Note 14 “Income Taxes.”
FINANCIAL INSTRUMENTS—In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

ADVERTISING COSTS—Advertising costs are charged to expense when incurred. The Company expensed $556 thousand, $311 thousand and $297 thousand in 2014, 2013 and 2012, respectively.
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
PER SHARE DATA—Basic income (loss) per common share is computed by dividing net income available (loss allocated) to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income available (loss allocated) to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. In periods of a net loss, diluted EPS is calculated in the same manner as basic EPS.
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
Net income available (loss allocated) to common shareholders represents net income (loss) after preferred stock dividends, accretion of the discount on preferred stock issuances, and dividends and allocation of undistributed earnings to the participating securities.
COMPREHENSIVE INCOME (LOSS)—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and cash flow derivatives, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. For additional information, refer to Note 3 “Other Comprehensive Income (Loss)”.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2014, the Company has not entered into transactions in a dealer capacity.
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
RECLASSIFICATIONS—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. Reclassifications had no effect on prior year net income or shareholders' equity.
ACCOUNTING POLICIES RECENTLY ADOPTED—In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update amends existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from dis-allowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, to the consolidated financial statements.

NOTE 2 – REGULATORY MATTERS
FSGBank, N.A
On March 10, 2014, the Office of the Comptroller of the Currency (the "OCC") lifted the Order (defined below) and issued non-objections on the Bank's capital and strategic plans. On March 11, 2014, the Company filed a Current Report on Form 8-K that provides additional details relating to the lifting of the Order and the Bank's improved condition. The order had been in place since April 28, 2010, when, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, FSGBank consented and agreed to the issuance of a Consent Order by the OCC ("Consent Order" or the "Order"). On April 29, 2010, the Company filed a Current Report on Form 8-K describing the Order. A copy of the Order is filed as Exhibit 10.1 to such Form 8-K. As of December 31, 2014, the Bank is considered well-capitalized for regulatory capital purposes.
First Security Group, Inc.
On October 2, 2014, the Federal Reserve Bank of Atlanta (the "Federal Reserve"), the Company's primary regulator, terminated the Company's Written Agreement (the "Agreement") that had been in place since September 7, 2010. On October 7, 2014, the Company filed a Current Report on Form 8-K that provides additional details relating to the termination of the Agreement. The Agreement was designed to enhance the Company’s ability to act as a source of strength to the Company's wholly owned subsidiary, FSGBank, including, but not limited to, taking steps to ensure that the Bank complied with all material aspects of the Order issued by the OCC. A copy of the Agreement was attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 14, 2010.
While the Agreement has been terminated, the Company expects to continue to seek approval from the Federal Reserve prior to paying any dividends on our capital stock or incurring any additional indebtedness.

NOTE 3 – OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale, securities held-to-maturity and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive income balances for the applicable periods.

Changes in Other Comprehensive Income from December 31, 2013 to December 31, 2014

	Unrealized Loss on Derivatives	Unrealized Loss on Available-for-Sale Securities	Unrealized Loss on Held-to-Maturity Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Beginning balance, December 31, 2013	$(37)	$(1,630)	$(7,943)	$(9,610)
Other comprehensive (loss) gain before reclassifications	(98)	1,766	—	1,668
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	1,795	1,795
Reclassification adjustment for securities gain realized in income	—	(628)	—	(628)
Net current period other comprehensive (loss) income	(98)	1,138	1,795	2,835
Ending balance, December 31, 2014	$(135)	$(492)	$(6,148)	$(6,775)

Changes in Other Comprehensive Income from December 31, 2012 to December 31, 2013

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2012	$(54)	$3,354	$—	$3,300
Other comprehensive gain (loss) before reclassifications	17	(13,542)	—	(13,525)
Reclassifications for securities transferred to held-to-maturity	—	8,880	(8,880)	—
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	937	937
Reclassification adjustment for securities gain realized in income	—	(322)	—	(322)
Net current period other comprehensive income (loss)	17	(4,984)	(7,943)	(12,910)
Ending balance, December 31, 2013	$(37)	$(1,630)	$(7,943)	$(9,610)

Changes in Other Comprehensive Income from December 31, 2011 to December 31, 2012

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2011	$203	$3,296	$3,499
Other comprehensive (loss) income before reclassification	(190)	212	22
Amounts reclassified from accumulated other comprehensive income	(67)	(154)	(221)
Net current period other comprehensive (loss) income	(257)	58	(199)
Ending balance, December 31, 2012	$(54)	$3,354	$3,300

For the years ended December 31, 2014 and 2013, no amounts were reclassified from unrealized gain (loss) on derivatives into interest income due to gains on derivatives. For the year ended December 31, 2012, $67 thousand was reclassified into interest income due to gains on derivatives. For the years ended December 31, 2014, 2013 and 2012, there were $628 thousand, $322 thousand and $154 thousand, respectively, of gains reclassified from unrealized gains or losses on available-for-sale securities to earnings as a result of sales during the period.

During the year ended December 31, 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity classification. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified into accumulated other comprehensive income are amortized over the remaining life of the security. No gain or loss was recognized at the time of transfer. For the years ended December 31, 2014 and 2013, approximately $1.8 million and $937 thousand, respectively, of the unrealized loss was reclassified from other comprehensive income.

NOTE 4 – EARNINGS (LOSS) PER COMMON SHARE
The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options, restricted stock awards and common stock warrants using the treasury stock method. The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities. Accordingly, the Company calculated net income available (loss allocated) to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. The computation of basic and diluted earnings per common share is as follows:

	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$2,417	$(13,449)	$(37,570)
Preferred stock dividends	—	(929)	(1,650)
Accretion of preferred stock discount	—	(452)	(428)
Dividends and undistributed earnings allocated on participating securities	(40)	(221)	—
Effect of exchange of preferred stock to common stock	—	26,179	—
Net income available (loss allocated) to common shareholders	$2,377	$11,128	$(39,648)
Denominator:
Weighted average common shares outstanding including participating securities	66,950	47,418	1,730
Less: Participating securities	1,139	923	117
Weighted average basic common shares outstanding	65,811	46,495	1,613
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options and restricted stock awards	4	9	—
Weighted average diluted common shares outstanding	65,815	46,504	1,613
Net income (loss) per common share:
Basic	$0.04	$0.24	$(24.58)
Diluted	$0.04	$0.24	$(24.58)
As of December 31, 2014 and 2013, 4 thousand and 9 thousand shares, respectively, were included in the computation of diluted earnings per share. Due to the net loss allocated to common shareholders for the year ended December 31, 2012, all stock options, stock warrants, and restricted stock grants were considered anti-dilutive and are not included in the computation of diluted earnings per common share. As of December 31, 2014 and December 31, 2013 a total of 3.5 million and 3.2 million stock options and restricted stock grants were considered anti-dilutive, respectively.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities, with gross unrealized gains and losses.

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Debt securities—
Mortgage-backed—residential	$82,686	$790	$350	$83,126
Municipals	4,355	20	12	4,363
Other	8,048	39	5	8,082
Total	$95,089	849	$367	$95,571

December 31, 2013
Debt securities—
Federal agencies	$4,078	$78	$—	$4,156
Mortgage-backed—residential	116,314	1,428	1,763	115,979
Municipals	31,748	473	500	31,721
Other	21,350	—	376	20,974
Total	$173,490	$1,979	$2,639	$172,830

The following table presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses.

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
December 31, 2014
Debt securities—
Federal agencies	$60,537	$1,191	$278	$61,450
Mortgage-backed—residential	36,798	809	13	37,594
Municipals	27,150	1,878	14	29,014
Total	$124,485	$3,878	$305	$128,058

December 31, 2013
Debt securities—
Federal agencies	$63,684	$206	$791	$63,099
Mortgage-backed—residential	41,801	60	302	41,559
Municipals	27,083	390	27	27,446
Total	$132,568	$656	$1,120	$132,104
During the year ended December 31, 2014, the Company sold three federal agency securities resulting in proceeds of $4.0 million, gross gains of $38 thousand and no gross losses; twenty-three mortgage backed securities resulting in proceeds of $34.4 million, gross gains of $618 thousand and gross losses of $269 thousand; fifty-eight tax-exempt municipal securities resulting in proceeds of $23.1 million, gross gains of $484 thousand and gross losses of $253 thousand; and one corporate bond resulting in proceeds of $2.0 million, gross gains of $10 thousand and no gross losses. The Company also sold $2.9 million in certificates of deposit resulting in gross gains of $1 thousand and gross losses of $1 thousand.

During the year ended December 31, 2013, the Company sold one federal agency security resulting in proceeds of $1.0 million and gross gains of less than $1 thousand; sixty-five mortgage-backed securities resulting in proceeds of $54.8 million, gross gains of $618 thousand and gross losses of $286 thousand; and two municipal securities resulting in proceeds of $1.1 million, generating a gross gain of zero and gross losses of $11 thousand.
During the year ended December 31, 2012, the Company sold eight mortgage backed securities and twenty-two municipal securities resulting in proceeds of $21.4 million, generating gross gains of $256 thousand and gross losses of $102 thousand.
At December 31, 2014 and December 31, 2013, securities with a carrying value of $35.5 million and $34.6 million, respectively, were pledged to secure public deposits. At December 31, 2014 and December 31, 2013, the carrying amount of securities pledged to secure repurchase agreements were $16.5 million and $13.8 million, respectively. At December 31, 2014 and December 31, 2013, securities of $5.0 million and $6.8 million, respectively, were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At December 31, 2014 and December 31, 2013, the carrying amount of securities pledged to secure lines of credit with the FHLB totaled $96.0 million and $52.3 million, respectively. At December 31, 2014, pledged and unpledged available-for-sale securities totaled $63.6 million and $32.0 million, respectively, and pledged and unpledged held-to-maturity securities totaled $89.4 million and $35.1 million, respectively.
Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at December 31, 2014.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$1,141	$1,144	$—	$—
Over 1 year through 5 years	2,469	2,464	19,130	19,497
5 years to 10 years	8,264	8,299	50,078	51,549
Over 10 years	529	538	18,479	19,418
	12,403	12,445	87,687	90,464
Mortgage-backed residential securities	82,686	83,126	36,798	37,594
Total	$95,089	$95,571	$124,485	$128,058
Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of the Company's held-to-maturity investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and December 31, 2013.

	Less than 12 months		12 months or greater		Totals
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2014
Mortgage-backed—residential	$4,553	$29	$34,715	$321	$39,268	$350
Municipals	—	—	625	12	625	12
Other	—	—	2,995	5	2,995	5
Totals	$4,553	$29	$38,335	$338	$42,888	$367

December 31, 2013
Mortgage-backed—residential	$77,451	$1,763	$—	$—	$77,451	$1,763
Municipals	11,652	500	—	—	11,652	500
Other	20,918	371	56	5	20,974	376
Totals	$110,021	$2,634	$56	$5	$110,077	$2,639

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
December 31, 2014
Federal agencies	$—	$—	$15,102	$278	$15,102	$278
Mortgage-backed—residential	—	—	8,022	13	8,022	13
Municipals	565	14	—	—	565	14
Totals	$565	$14	$23,124	$291	$23,689	$305

December 31, 2013
Federal agencies	$40,149	$791	$—	$—	$40,149	$791
Mortgage-backed—residential	30,793	302	—	—	30,793	302
Municipals	1,739	27	—	—	1,739	27
Totals	$72,681	$1,120	$—	$—	$72,681	$1,120

As of December 31, 2014, the Company performed an impairment assessment of the available-for-sale securities and the held-to-maturity portfolio that had unrecognized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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

As of December 31, 2014, gross unrealized losses in the Company’s available-for-sale portfolio totaled $367 thousand, compared to $2.6 million as of December 31, 2013. As of December 31, 2014, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $305 thousand compared to $1.1 million as of December 31, 2013. As of December 31, 2014, available-for-sale securities with unrealized losses consisted of mortgage-backed securities (sixteen securities) and municipals (one security) and held-to-maturity securities with unrecognized losses consisted of mortgage-backed securities (fourteen securities), municipals (sixty-two securities) and federal agencies (thirty-four securities). These unrealized losses are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between December 31, 2013 and December 31, 2014, the rate on the 10-year U.S. Treasury decreased from approximately 3.04% to 2.17%. As this represented a substantive decrease in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to one corporate note. The unrealized loss in the corporate note is primarily due to the changes in interest rates subsequent to purchase. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more-likely-than-not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at December 31, 2014 are considered temporary.
On December 10, 2013, the Federal Reserve and other regulators jointly issued rules implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the "Volcker Rule." The Company continues to monitor and review applicable regulatory guidance on the implementation of the Volcker Rule. The Federal Reserve Board granted an extension for conformance until July 21, 2017 and announced that it intends to exercise its authority to give banking entities two additional one-year extensions to conform their ownership interest in and sponsorship of certain collateralized loan obligations ("CLOs") covered by the Volcker Rule.
As of December 31, 2014, the Company has identified approximately $11.2 million of CLOs within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, the Company would have to sell the securities prior to the expected compliance date of July 21, 2017. At this time, the Company continues to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in the Company's portfolio to determine whether such CLOs will remain permitted investments. The unrealized loss as of December 31, 2014 for the Company's CLOs totaled $59 thousand.

NOTE 6 – LOANS HELD FOR SALE
The Company maintains loans held-for-sale in connection with three distinct departments: the mortgage department, the government lending department and the TriNet division. The Company's mortgage department primarily originates long-term loans held-for-sale and uses various correspondent relationships to sell the loans on the secondary market. The mortgage department also originates certain mortgage loans to be retained, which are classified as loans held-for-investment. From time to time, certain of these loans may be marketed and sold in order to manage the Company's interest rate risk position and concentration limits. The government lending department originates SBA and USDA government guaranteed loans with the primary purpose of selling the guaranteed portion in the secondary market. The Company's TriNet division originates construction loans for pre-leased "build to suit" projects and provides interim and long-term financing to professional developers and private investors of commercial real estate with or subject to long-term leases to tenants that are investment grade or have investment grade attributes. The Company classifies all TriNet originations as held-for-investment. From time to time, the Company may evaluate a portion of the originated loans to sell in order to manage the Company's overall interest rate risk and asset-liability sensitivity. The Company transfers the loans to held-for-sale once specific loans are identified and the decision to sell the loan has been made. This is generally represented by the Company's execution of a letter of intent.
During the first quarter of 2014, the Company identified a group of commercial real estate loans to be sold to third parties from the TriNet division. This group of loans was initially recorded in the held-for-investment loan portfolio with a balance of $33.7 million. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $33.6 million, which was net of an allowance of approximately $100 thousand. During the third quarter of 2014, the Company identified additional commercial real estate loans from the TriNet division to sell. This group of loans was initially recorded in the held-for-investment loan portfolio with a balance of $45.7 million. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $45.6 million, which was net of an allowance of approximately $148 thousand. All of the TriNet commercial real estate loans identified in the first quarter of 2014 and a portion of the loans identified in the third quarter of 2014 have sold to third parties. This generated a gain on the sale of loans held-for-sale of approximately $848 thousand. The remaining balance of TriNet commercial real estate loans classified as held-for-sale at December 31, 2014 was $69.3 million and they are expected to sell at a gain in the first quarter of 2015.
During the fourth quarter, the Company participated a group of TriNet commercial real estate loans in the amount of $28 million to another financial institution. As part of the agreement, the Company retains the servicing of the loans. The Company recognized approximately $320 thousand in servicing income for the year ended December 31, 2014.
Loans held-for-sale as of December 31, 2014 included $603 thousand of loans originated by the Company's government lending department. This amount represents the portion of SBA loans the Company intends to sell to third parties. Sales of SBA loans have generated gains on the sale of loans held-for-sale of $246 thousand for the year ended December 31, 2014. The SBA loans held-for-sale are expected to sell in the first quarter of 2015. The government lending department also generates income through the servicing of SBA and USDA government loans. Servicing income for the year ended December 31, 2014 was approximately $42 thousand.
Residential loans held-for-sale by the Company's mortgage department totaled $2.3 million and $220 thousand at December 31, 2014 and 2013, respectively. During the third quarter of 2014, the Company identified a group of residential 1-4 family loans to be sold to a third party. These loans were transferred from the held-for-investment portfolio at approximately $6.9 million, which was lower of cost or market value. These loans sold during the third quarter of 2014, resulting in a gain of approximately $156 thousand.

Loans held-for-sale by type are summarized as follows:

	As of December 31,
	2014	2013
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$2,298	$220
Commercial	69,662	—
Total Real Estate	71,960	220
Commercial loans	282	—
Total loans held for sale	$72,242	$220

All loans held-for-sale at December 31, 2014 and 2013 were rated as pass and no loans were past-due or classified as non-accrual.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	As of December 31,
	2014	2013
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$181,655	$181,988
Commercial	314,843	261,935
Construction	47,840	39,936
Multi-family and farmland	18,108	17,663
	562,446	501,522
Commercial loans	73,985	55,337
Consumer installment loans	22,539	21,103
Other	4,652	5,135
Total loans	663,622	583,097
Allowance for loan and lease losses	(8,550)	(10,500)
Net loans	$655,072	$572,597

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
The following table presents an analysis of the activity in the allowance for loan and lease losses for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. The provisions for loan and lease losses in the table below do not include the Company’s provision accrual for unfunded commitments of $24 thousand as of December 31, 2014, 2013 and 2012. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $306 thousand and $282 thousand at December 31, 2014 and December 31, 2013, respectively.
Allowance for Loan and Lease Losses
For the Year Ended December 31, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2013	$4,063	$3,299	$899	$916	$970	$342	$—	$11	$—	$10,500
Charge-offs	(504)	(749)	(228)	—	(32)	(597)	(29)	—	—	(2,139)
Recoveries	240	577	136	16	516	345	106	2	—	1,938
(Credit) Provision	(1,182)	35	(91)	(218)	(659)	598	(77)	(7)	149	(1,452)
Allowance for loans transfered to held-for-sale	—	(297)	—	—	—	—	—	—	—	(297)
Ending balance, December 31, 2014	$2,617	$2,865	$716	$714	$795	$688	$—	$6	$149	$8,550

Allowance for Loan and Lease Losses
For the Year Ended December 31, 2013

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800
Charge-offs	(1,458)	(545)	(503)	(36)	(37)	(585)	(29)	—	(3,193)
Recoveries	312	820	496	19	470	355	152	4	2,628
(Credit) Provision	(998)	(712)	239	192	(1,566)	300	(170)	(20)	(2,735)
Ending balance, December 31, 2013	$4,063	$3,299	$899	$916	$970	$342	$—	$11	$10,500

Allowance for Loan and Lease Losses
For the Year Ended December 31, 2012

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Leases	Other	Total
	(in thousands)
Beginning balance, December 31, 2011	$6,368	$6,227	$1,485	$728	$3,649	$405	$718	$20	$19,600
Charge-offs	(8,153)	(8,316)	(6,897)	(2,511)	(3,095)	(473)	(894)	(3)	(30,342)
Recoveries	229	366	1,013	12	406	654	988	8	3,676
Provision (Credit)	7,763	5,459	5,066	2,512	1,143	(314)	(765)	2	20,866
Ending balance, December 31, 2012	$6,207	$3,736	$667	$741	$2,103	$272	$47	$27	$13,800

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2014.
As of December 31, 2014

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$107	$—	$956	$—	$—	$—	$—	$—	$1,063	$—
Collectively evaluated	181,548	2,617	313,887	2,865	47,840	716	18,108	714	561,383	6,912
Total evaluated	$181,655	$2,617	$314,843	$2,865	$47,840	$716	$18,108	$714	$562,446	$6,912

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$218	$—	$—	$—	$—	$—	$—	$—	$1,281	$—
Collectively evaluated	73,767	795	22,539	688	4,652	6	—	149	662,341	8,550
Total evaluated	$73,985	$795	$22,539	$688	$4,652	$6	$—	$149	$663,622	$8,550

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2013.
As of December 31, 2013

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$1,328	$—	$1,912	$450	$—	$—	$—	$—	$3,240	$450
Collectively evaluated	180,660	4,063	260,023	2,849	39,936	899	17,663	916	498,282	8,727
Total evaluated	$181,988	$4,063	$261,935	$3,299	$39,936	$899	$17,663	$916	$501,522	$9,177

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$320	$—	$—	$—	$—	$—	$—	$—	$3,560	$450
Collectively evaluated	55,017	970	21,103	342	—	—	5,135	11	579,537	10,050
Total evaluated	$55,337	$970	$21,103	$342	$—	$—	$5,135	$11	$583,097	$10,500

As of December 31, 2012

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$457	$—	$727	$—	$1,783	$—	$—	$—	$2,967	$—
Collectively evaluated	187,734	6,207	220,928	3,736	31,624	667	17,051	741	457,337	11,351
Total evaluated	$188,191	$6,207	$221,655	$3,736	$33,407	$667	$17,051	$741	$460,304	$11,351

	Commercial		Consumer		Leases		Other		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,077	$50	$—	$—	$392	$—	$—	$—	$5,436	$50
Collectively evaluated	59,321	2,053	13,387	272	176	47	5,473	27	535,694	13,750
Total evaluated	$61,398	$2,103	$13,387	$272	$568	$47	$5,473	$27	$541,130	$13,800
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
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2014:
As of December 31, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$170,044	$5,700	$5,804	$107	$181,655
Real estate: Commercial	308,677	2,993	2,217	956	314,843
Real estate: Construction	43,453	3,688	699	—	47,840
Real estate: Multi-family and farmland	17,930	98	80	—	18,108
Commercial	68,780	1,834	3,153	218	73,985
Consumer	22,218	57	264	—	22,539
Other	4,621	1	30	—	4,652
Total Loans	$635,723	$14,371	$12,247	$1,281	$663,622

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2013:
As of December 31, 2013

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$162,444	$9,490	$8,726	$1,328	$181,988
Real estate: Commercial	247,096	3,873	9,054	1,912	261,935
Real estate: Construction	37,565	1,596	775	—	39,936
Real estate: Multi-family and farmland	17,236	173	254	—	17,663
Commercial	49,799	2,798	2,420	320	55,337
Consumer	20,741	71	291	—	21,103
Other	5,088	1	46	—	5,135
Total Loans	$539,969	$18,002	$21,566	$3,560	$583,097
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $1.3 million and $3.6 million at December 31, 2014 and December 31, 2013, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the years ended December 31, 2014, 2013 and 2012.

The following tables presents additional information on the Company’s impaired loans as of December 31, 2014, December 31, 2013 and December 31, 2012:

	As of December 31, 2014				As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$107	$277	$—	$260	$1,328	$1,328	$—	2,603
Real estate: Commercial	956	1,342	—	727	718	718	—	6,503
Real estate: Construction	—	—	—	—	—	—	—	5,528
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	694
Commercial	218	556	—	244	320	320	—	1,725
Consumer	—	—	—	—	—	—	—	109
Leases	—	—	—	—	—	—	—	409
Total	$1,281	$2,175	$—	$1,231	$2,366	$2,366	$—	17,571
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$—	$—	$—	$—	512
Real estate: Commercial	—	—	—	—	1,194	1,194	450	329
Real estate: Construction	—	—	—	—	—	—	—	1,190
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	60
Commercial	—	—	—	—	—	—	—	572
Consumer	—	—	—	—	—	—	—	19
Leases	—	—	—	—	—	—	—	48
Total	—	—	—	—	1,194	1,194	450	2,730
Total impaired loans	$1,281	$2,175	$—	$1,231	$3,560	$3,560	$450	20,301

	As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$457	$529	$—	3,474
Real estate: Commercial	727	4,438	—	10,099
Real estate: Construction	1,783	2,512	—	9,875
Real estate: Multi-family and farmland	—	—	—	1,071
Commercial	2,027	3,062	—	2,214
Consumer	—	—	—	385
Leases	392	392	—	684
Total	$5,386	$10,933	$—	27,802
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	425
Real estate: Commercial	—	—	—	445
Real estate: Construction	—	—	—	2,214
Real estate: Multi-family and farmland	—	—	—	71
Commercial	50	95	50	1,074
Consumer	—	—	—	96
Leases	—	—	—	108
Total	50	95	50	4,433
Total impaired loans	$5,436	$11,028	$50	32,235

Nonaccrual loans were $4.3 million and $7.2 million at December 31, 2014 and December 31, 2013, respectively. The following table provides nonaccrual loans by type:

	As of December 31, 2014	As of December 31, 2013
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$1,529	$2,727
Real estate: Commercial	955	2,653
Real estate: Construction	162	365
Real estate: Multi-family and farmland	64	57
Commercial	1,382	1,137
Consumer and other	256	264
Total Loans	$4,348	$7,203

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.
As of December 31, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,546	$746	$2,292	$179,363	$181,655	$11
Real estate: Commercial	192	955	1,147	313,696	314,843	—
Real estate: Construction	—	230	230	47,610	47,840	68
Real estate: Multi-family and farmland	—	64	64	18,044	18,108	—
Subtotal of real estate secured loans	1,738	1,995	3,733	558,713	562,446	79
Commercial	435	592	1,027	72,958	73,985	—
Consumer	110	271	381	22,158	22,539	21
Other	—	—	—	4,652	4,652	—
Total Loans	$2,283	$2,858	$5,141	$658,481	$663,622	$100

As of December 31, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$2,509	$1,967	$4,476	$177,512	$181,988	$773
Real estate: Commercial	1,626	365	1,991	259,944	261,935	—
Real estate: Construction	878	705	1,583	38,353	39,936	11
Real estate: Multi-family and farmland	245	53	298	17,365	17,663	—
Subtotal of real estate secured loans	5,258	3,090	8,348	493,174	501,522	784
Commercial	403	583	986	54,351	55,337	68
Consumer	95	329	424	20,679	21,103	76
Other	—	—	—	5,135	5,135	—
Total Loans	$5,756	$4,002	$9,758	$573,339	$583,097	$928

As of December 31, 2014, the Company had four loans, not on non-accrual, that were considered troubled debt restructurings. Two 1-4 family real estate loans, one commercial real estate loans and one consumer loan of $80 thousand, $45 thousand and $16 thousand, respectively, were restructured to an extended term to assist the borrower by reducing the monthly payments. As of December 31, 2014, these loans are performing under the modified terms. As of December 31, 2013, the Company had four loans, not on non-accrual, that were considered troubled debt restructurings. Three real estate loans and one consumer loan of $322 thousand and $22 thousand, respectively, were restructured to an extended term to assist the borrower by reducing the monthly payments. As of December 31, 2013, these loans are performing under the modified terms. As of December 31, 2012, the Company had three loans, not on non-accrual, that were considered troubled debt restructurings. One residential real estate loan and two commercial and industrial loans of $224 thousand and $771 thousand, respectively, were restructured to increase the amortization period and lower interest rates and payments. As of December 31, 2012, these loans were performing under the modified terms.
The Company had $177 thousand and $1.1 million in troubled debt restructurings outstanding as of December 31, 2014 and 2013, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and 2013. The Company has not committed to lend additional amounts as of December 31, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed two modifications totaling $81 thousand, five modifications totaling $797 thousand and six modifications totaling $1.7 million that qualified as troubled debt restructurings during the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings:
Residential real estate	1	$36	$36	4	$775	$775
Commercial real estate	1	45	45	—	—	—
Consumer loan	—	—	—	1	22	22
Total	2	$81	$81	5	$797	$797

	Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings:
Residential real estate	1	$224	$224
Commercial real estate	1	557	557
Commercial loan	3	907	907
Consumer loan	1	3	3
Total	6	$1,691	$1,691
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	—	$—	$—	$1	$38	$38
Consumer loan	—	—	—	1	22	22
Total	—	$—	$—	$2	$60	$60

	Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	1	$3,300	$3,300
Commercial real estate	1	254	254
Construction & land development	2	1,370	1,370
Consumer loan	2	769	698
Commercial loan	1	3	3
Total	7	$5,696	$5,625

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses and resulted in zero charge offs during the years ended December 31, 2014 and 2013, and $964 thousand in charge offs during the year ended December 31, 2012.
At December 31, 2014 and 2013, the Company had $65.3 million and $70.6 million, respectively, of loans pledged to secure borrowings from the Federal Home Loan Bank of Cincinnati. All of the loans pledged were residential first mortgage loans.
The Company had no loan transactions with certain directors, executive officers and significant stockholders and their affiliates. The aggregate amounts of loans to such related parties at December 31, 2014 and 2013 was zero. There were no new loans made to such related parties and no principal payments for 2014 and 2013.

NOTE 8—PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Land and improvements	$8,400	$9,288
Buildings and improvements	22,886	23,888
Equipment	19,999	16,828
Premises and equipment-gross	51,285	50,004
Accumulated depreciation	(22,938)	(22,116)
Premises and equipment-net	$28,347	$27,888

The amount charged to operating expenses for depreciation was $1.6 million for 2014, $1.7 million for 2013 and $1.5 million for 2012.

NOTE 9—OTHER INTANGIBLE ASSETS
Other Intangible Assets
The Company has other intangible assets in the form of core deposit intangibles. The core deposit intangibles are amortized on an accelerated basis over their estimated useful lives of 10 years. A summary of other intangible assets is as follows:

	2014	2013
	(in thousands)
Gross carrying amount	$7,041	$7,041
Less: Accumulated amortization and impairment	6,907	6,711
Intangible assets - net	$134	$330
Amortization expense on other intangible assets was $196 thousand for 2014, $270 thousand for 2013 and $382 thousand for 2012. Amortization expense for the Company’s core deposit intangibles for the next year, after which the core deposit intangible will be fully amortized, is as follows:

Year	(in thousands)
2015	$134
$134

NOTE 10—DEPOSITS
The aggregate amounts of time deposits of $250 thousand or more were $22.5 million and $32.9 million at December 31, 2014 and 2013, respectively.
Brokered deposits were as follows:

	2014	2013
	(in thousands)
Brokered certificates of deposits	$42,684	$74,688
CDARS®	14,256	374
ICS®	48,359	—
	$105,299	$75,062
Brokered certificates of deposits issued in denominations of $100 thousand or more are participated out by the deposit brokers in shares of $100 thousand or less. CDARS® includes $14.3 million First Security customers’ reciprocal accounts as of December 31, 2014. ICS® includes $48.4 million in customer accounts.
Scheduled maturities of time deposits as of December 31, 2014, are as follows:

	Time Deposits	Brokered CDs	CDARS®	ICS®	Totals
	(in thousands)
2015	$141,923	$21,340	$4,234	48,359	$215,856
2016	59,475	7,954	6,011	—	73,440
2017	30,360	5,661	4,011	—	40,032
2018	8,210	7,729	—	—	15,939
2019 and thereafter	30,635	—	—	—	30,635
	$270,603	$42,684	$14,256	48,359	$375,902

NOTE 11—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
At December 31, 2014, the Company had $92.5 million in fully-available lines of credit to purchase federal funds with correspondent banks. As of December 31, 2013, the Company had a fully-available $15.0 million line of credit to purchase federal funds with a correspondent bank.
Securities sold under agreements to repurchase represent the purchase of interests in securities by commercial checking customers. The Company may also enter into structured repurchase agreements with other financial institutions. Repurchase agreements with commercial checking customers are settled the following business day, while structured repurchase agreements with other financial institutions have varying terms.
At December 31, 2014 and 2013, the Company had securities sold under agreements to repurchase of $12.8 million and $12.5 million, respectively, by commercial checking customers. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $16.6 million and $13.8 million at December 31, 2014 and 2013, respectively. These agreements averaged $13.0 million and $13.5 million during 2014 and 2013, respectively. The maximum amounts outstanding at any month end during 2014 and 2013 were $15.9 million and $15.2 million, respectively. Interest expense on repurchase agreements totaled $41 thousand, $53 thousand and $396 thousand for the years ended 2014, 2013 and 2012, respectively.

NOTE 12—OTHER BORROWINGS
Other borrowings at December 31, 2014 and 2013 consist of short-term variable rate advances from the Federal Home Loan Bank of Cincinnati ("FHLB") totaling $56.0 million and $20.0 million, respectively. There were no other borrowings at December 31, 2014 and 2013.
Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of December 31, 2014 and 2013 were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB, investment securities and by the FHLB stock owned by the Company. As of December 31, 2014 and 2013, for additional borrowing capacity, the FHLB required the Company to pledge investment securities or individual, qualifying loans, subject to approval of the FHLB. As of December 31, 2014 and 2013, the Company had loans totaling $65.3 million and $70.6 million, respectively, and investment securities totaling $96.0 million and $52.3 million, respectively, pledged as collateral at the FHLB.
As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At December 31, 2014 and 2013, the Company owned FHLB stock totaling $3.3 million and $2.3 million, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet. Based on the collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $164.5 million at December 31, 2014.
The terms of the FHLB advance as of December 31, 2014 and 2013 are as follows:
Balance as of December 31, 2014

Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	12/31/2014	FHLB variable rate advance	$56,000	0.14%	1/2/2015
Balance as of December 31, 2013

Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	12/19/2013	FHLB fixed rate advance	20,000	0.15%	1/17/2014

NOTE 13—LEASES
The Company leases bank branches, the loan and lending office and equipment under operating lease agreements. Minimum lease commitments with remaining noncancelable lease terms in excess of one year as of December 31, 2014 are as follows:

Amount
(in thousands)
2015	$823
2016	804
2017	634
2018	534
2019	541
Thereafter	2,800
Total minimum lease commitments	$6,136
Rent expense totaled $869 thousand, $862 thousand and $989 thousand for the years ended 2014, 2013 and 2012, respectively.

NOTE 14 – INCOME TAXES
The income tax provision consists of the following:

	For the Years Ended
	2014	2013	2012
	(in thousands)
Current provision	$526	$477	$771
Deferred provision	—	—	—
Income tax provision	$526	$477	$771
For the years ended December 31, 2014, 2013 and 2012, the Company recognized income tax expense of $526 thousand, $477 thousand and $771 thousand, respectively. The following reconciles the income tax provision to statutory rates:

	For the Years Ended
	2014	2013	2012
	(in thousands)
Federal taxes at statutory tax rate	$1,001	$(4,410)	$(12,512)
Tax exempt earnings on loans and securities	(206)	(341)	(342)
Tax exempt earnings on bank owned life insurance	(359)	(325)	(338)
Low-income housing tax credits	(301)	(333)	(363)
Other, net	232	(551)	(418)
State tax provision, net of federal effect	61	(597)	(1,595)
Change in reserve for uncertain tax positions	—	—	(727)
Reversal of disproportionate tax effect relative to cash flow swap termination	—	—	1,065
Changes in the deferred tax asset valuation allowance	98	7,034	16,001
Income tax provision	$526	$477	$771
The decreases in the deferred tax valuation allowance offset the income tax benefits recognized for the year ended December 31, 2014. The benefit recognized before the valuation allowance primarily related to the year-to-date operating income. There was a $1.1 million decrease in the valuation allowance during 2014 related to items of other comprehensive income which is not a component of income tax expense.
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

The components of the net deferred tax asset and liability included in other assets and liabilities consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Deferred Tax Assets
Net operating loss carryforward	$50,237	$48,920
Allowance for loan and lease losses	3,449	4,425
Federal tax credits	4,778	4,208
Other real estate owned	1,184	2,125
Goodwill and other intangible assets	260	442
Salary continuation plan	107	116
Acquisition fair value adjustments	—	247
Deferred loan fees	261	168
Core deposit intangibles	153	64
Securities available-for-sale	1,798	2,923
Other assets	482	103
Total deferred tax assets	62,709	63,741
Deferred Tax Liabilities
Premises and equipment	1,022	1,113
Core deposit intangibles	51	—
Leasing activities	—	7
FHLB stock	307	305
Other	264	224
Total deferred tax liabilities	1,644	1,649
Net deferred tax asset before valuation allowance	61,065	62,092
Deferred tax asset valuation allowance	(61,065)	(62,092)
Net deferred tax asset after valuation allowance	$—	$—
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
At December 31, 2014, the Company had federal and state net operating loss carryforwards of $129.9 million and $144.0 million, respectively, which are available to offset future taxable income.  The federal loss carryforward will begin to expire in 2030. The state loss carryforward will begin to expire in 2024.  The Company also had federal and state tax credit carryforwards of $4.8 million and $122 thousand, respectively, which are available to offset future tax liability.  The federal tax credit carryforward will begin to expire in 2030. The state tax credit carryforward will begin to expire in 2015.
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. A valuation allowance is required when it is "more likely than not" that the deferred tax assets will not be fully realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecast of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. For the years ended December 31, 2014 and 2013, the Company reported net income, which is positive evidence. Currently, the Company has determined that there is not sufficient positive evidence to reach a "more likely than not" conclusion that the deferred tax assets will be realized and as such, a full valuation allowance exist as of December 31, 2014. The Company evaluates the valuation allowance quarterly. As of December 31, 2014, the valuation allowance totals $61.1 million resulting in a net deferred tax asset of zero.

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
The Company evaluated its material tax positions as of December 31, 2014. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.
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
The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2014, 2013 and 2012 was a benefit of zero, zero and an expense of $190 thousand, respectively. The Company accrued no interest and penalties at December 31, 2014 and 2013.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2011.

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
The Company recognized $108 thousand, $110 thousand and $92 thousand in expense under the Plan for 2014, 2013 and 2012, respectively, which has been included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.
The employee stock ownership ("ESOP") portion of the Plan purchased shares of common stock with proceeds from advances of a loan from the Company. The loan between the Company and the Plan, as amended on January 28, 2009, enabled the Plan to borrow up to $12.7 million until December 31, 2009. The loan had a term of 30 years, interest rate of 6.25% and required annual payments. The loan was secured by the stock purchased by the Plan that had not been allocated to participant accounts. The Company may make discretionary profit sharing contributions to the ESOP. The ESOP contribution will first be used to repay the loan. As the loan was repaid, shares were released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan, and those shares were allocated to the ESOP accounts of participants on a quarterly or annual basis. Cash dividends on financed shares will first be used to repay the acquisition loan. As of December 31, 2012, the loan was repaid to the Company in full. Cash dividends on allocated shares are payable to the participants in cash or reinvested in Company stock no later than 90 days from the end of the Plan year.
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

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered outstanding for earnings per share purposes. At December 31, 2014 and 2013 there were no unallocated shares outstanding.

NOTE 16 –SHARE-BASED COMPENSATION
As of December 31, 2014, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the "2012 LTIP"), the 2002 Long-Term Incentive Plan (the "2002 LTIP") and the 1999 Long-Term Incentive Plan (the "1999 LTIP" and, together with the 2012 LTIP and 2002 LTIP, the "Plans"). The plans are administered by the Compensation Committee of the Board of Directors (the "Committee"), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The plans are described in further detail below.
Due to the Company's participation in TARP CPP, the terms of the awards were also subject to compliance with applicable TARP compensation regulations prior to the exchange of the TARP Preferred Stock on April 11, 2013.
The 2012 LTIP was approved by the shareholders of the Company at the Company's 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the Company's 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 LTIP permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock ("Awards"). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of December 31, 2014, the number of shares available under the 2012 LTIP for future grants was 2,650,625.
The 2002 LTIP was approved by the shareholders of the Company at the 2002 annual meeting and subsequently amended by the shareholders of the Company at the 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 1-for-10 reverse stock split was 1.5 million. As a result of the 1-for-10 reverse stock split in 2011, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a "10% Owner"). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% Owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of December 31, 2014, there were no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 1-for-10 reverse stock split was 936 thousand. As a result of the 1-for-10 reverse stock split in 2011, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of December 31, 2014, there were no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
	(in thousands)
Stock option compensation expense	$620	$396	$63
Stock option compensation expense, net of tax [1]	$409	$261	$42
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the years ended December 31, 2014 and 2013, zero and 5,000 options, respectively, were exercised for gross proceeds of zero and $14 thousand, respectively. No options were exercised during the year ended December 31, 2012.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the following assumptions: expected dividend yield, expected volatility, risk-free interest rate, expected life of the option and the grant date fair value. Expected volatilities are based on historical volatilities of the Company's common stock. During 2014, the Company utilized a regional bank index to determine expected volatilities. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

	As of
	December 31,
	2014	2013	2012
Risk‑free interest rate	2.02%	2.00%	1.29%
Expected term, in years	6.5	6.5	6.5
Expected stock price volatility	40.51%	44.09%	67.89%
Dividend yield	—%	—%	—%
Fair value per option granted	$1.94	$1.08	$1.51
The following table represents stock option activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	2,274,165	$3.35
Granted	363,750	$2.04
Exercised	—
Forfeited	(76,870)
Outstanding, December 31, 2014	2,561,045	$2.72	8.61	$—	[1]
Exercisable, December 31, 2014	517,020	$4.47	8.35	—	[1]
_______________
1 As of December 31, 2014, the exercise price of all exercisable options exceeded the closing price of the Company's common stock of $2.26, resulting in no intrinsic value.
As reported on a Current Report on Form 8-K filed on March 4, 2014, certain awards previously granted under the 2012 LTIP were modified effective February 28, 2014. The modification changed the vesting period from three years to five years. In addition, 96,250 supplemental stock options were authorized and will vest over a five-year period in accordance with the modification. The supplemental stock options are exercisable at $2.33 per share, are otherwise identical to the original stock options and are subject to other terms and conditions of the 2012 LTIP and to the specific stock option awards.
As of December 31, 2014, shares available for future option grants to employees and directors under existing plans were zero, zero, and 2,650,625 for the 1999 LTIP, 2002 LTIP, and 2012 LTIP, respectively.

As of December 31, 2014, there was $1.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 3.34 years.
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
On April 11, 2013, approximately 107,175 restricted stock shares, or 75% of all unvested restricted stock awards to employees, were forfeited in connection with the application of TARP CPP regulations to the Recapitalization. As none of these shares had vested, the reversal of previously recognized expense was recorded during the quarter of the forfeitures.
As of December 31, 2014, unearned share-based compensation associated with these awards totaled $1.7 million. The Company recognized compensation expense, net of forfeitures, of $460 thousand, $205 thousand and $152 thousand for the years ended December 31, 2014, 2013 and 2012, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 3.36 years. The total value of shares vested during 2014 was $480 thousand, $10 thousand in 2013 and immaterial in 2012.
The following table represents restricted stock activity for the period ended December 31, 2014:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2014	884,991		$2.35
Granted	229,500		1.67
Vested	(200,414)		—
Forfeited	(5,850)		—
Nonvested, December 31, 2014	908,227	[1]	$2.25
_______________
1 Includes 23,250 shares issued as an inducement grant from available and unissued shares and not from the Plans.

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred Stock Restructuring
On April 11, 2013, the Company completed a restructuring of the Company's Preferred Stock with the Treasury by issuing 9.9 million shares, or $14.9 million of new common stock, for $1.50 per share in full satisfaction of the Treasury's 2009 investment in the Company. Pursuant to the Exchange Agreement, as previously included in a Current Report on Form 8-K filed on February 26, 2013, the Company restructured the Company's Preferred Stock issued under the Capital Purchase Program by issuing new shares of common stock equal to 26.75% of the $33.0 million value of the Preferred Stock plus 100% of the accrued but unpaid dividends in exchange for the Preferred Stock, all accrued but unpaid dividends thereon, and the cancellation of stock warrants granted in connection with the CPP investment ("CPP Restructuring"). Immediately after the issuance of the common stock to the Treasury, the Treasury sold all of the Company's common stock to investors previously identified by the Company at the same $1.50 per share price.
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

Common Stock Rights Offering
As part of the Recapitalization, the Company initiated a rights offering during the third quarter of 2013 for shareholders of record as of April 10, 2013, the business day immediately preceding the Recapitalization. The Rights Offering was previously announced on a Current Report on Form 8-K filed on February 26, 2013. Under the Rights Offering each Legacy Shareholder received one non-transferable subscription right to purchase two shares of the Company's common stock at the subscription price of $1.50 per share for every one share of common stock owned by such Legacy Shareholder as of the record date of April 10, 2013. Additionally, each Legacy Shareholder that fully exercised such Legacy Shareholder's subscription rights had the ability to submit an over-subscription request to purchase additional shares of common stock, subject to certain limitations and subject to allotment under the Rights Offering. On September 27, 2013, the Company completed the Rights Offering, issuing 3,329,234 shares of common stock for $1.50 per share for gross proceeds of approximately $5.0 million. The Company downstreamed the net proceeds to supplement the capital of FSGBank.
Common Stock Dividends
On September 7, 2010, the Company entered into the Written Agreement with the Federal Reserve which prohibited the Company from declaring or paying dividends without the prior written consent of the Federal Reserve. While the Agreement has been terminated, the Company expects to continue to seek approval from the Federal Reserve prior to paying any dividends on our capital stock or incurring any additional indebtedness.
Preferred Stock
Prior to the CPP Restructuring, the Company's Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum. Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company recognized no dividends for the Preferred Stock for the year ended December 31, 2014, $929 thousand in dividends for the year ended December 31, 2013 and recognized $1.65 million in dividends for the year ended December 31, 2012. As of December 31, 2012, aggregate unpaid, accrued dividends on the Preferred Stock were $5.2 million which is included in other liabilities in the Company’s consolidated balance sheet. For the years ended December 31, 2014, 2013 and 2012, the Company recognized zero, $452 thousand and $428 thousand, respectively, in discount accretion on the Preferred Stock.

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
Prior to the termination of the Consent Order on March 10, 2014, and as described in Note 2, FSGBank was required to achieve and maintain total capital to risk adjusted assets of at least 13% and a leverage ratio of at least 9%. On April 23, 2013, FSGBank filed a cash contribution to capital notice with the OCC certifying a $65 million capital contribution by First Security Group into FSGBank. On September 27, 2013, First Security Group provided an additional $6.4 million cash contribution to FSGBank, consisting of the net proceeds from the Rights Offering as well as additional available cash. Despite meeting the capital thresholds required to be considered "well capitalized" for regulatory purposes, because of the capital requirements of the Order, the Bank was classified as "adequately capitalized." Following the termination of the Order on March 10, 2014, the Bank is currently considered "well capitalized."

The following table provides the regulatory capital ratios as of December 31, 2014 and 2013:

	Actual		Minimum Capital Requirements to be "Adequately Capitalized"		Minimum Capital Requirements to be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$105,477	13.00%	64,922	8.0%	$81,152	10.0%
FSGBank, N.A.	$100,628	12.40%	$64,925	8.0%	$81,156	10.0%
Tier 1 capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$96,621	11.91%	32,461	4.0%	$48,691	6.0%
FSGBank, N.A.	$91,772	11.31%	32,462	4.0%	$48,694	6.0%
Tier 1 capital to average assets
First Security Group, Inc. and subsidiary	$96,621	9.35%	41,322	4.0%	N/A	N/A
FSGBank, N.A.	$91,772	8.88%	$41,322	4.0%	$51,653	5.0%

	Actual		FSGBank Consent Order[1]		Minimum Capital Requirements to be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$101,475	14.89%	N/A	N/A	$68,153	10.0%
FSGBank, N.A.	$95,264	14.08%	$87,952	13.0%	$67,656	10.0%
Tier 1 capital to risk-weighted assets
First Security Group, Inc. and subsidiary	$92,928	13.64%	N/A	N/A	$40,892	6.0%
FSGBank, N.A.	$86,781	12.83%	N/A	N/A	$40,593	6.0%
Tier 1 capital to average assets
First Security Group, Inc. and subsidiary	$92,928	9.36%	N/A	N/A	N/A	N/A
FSGBank, N.A.	$86,781	8.74%	$89,329	9.0%	$49,627	5.0%

_______________
1 The Order was terminated on March 10, 2014 and accordingly, FSGBank is no longer subject to the elevated capital requirements and is considered "well capitalized"

NOTE 19 – FAIR VALUE MEASUREMENTS
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Mortgage-backed—residential	$—	$83,126	$—	$83,126
Municipals	—	4,363	—	4,363
Other	—	8,019	63	8,082
Total securities available-for-sale	$—	$95,508	$63	$95,571
Loans held for sale	$—	$2,298	$—	$2,298
Zero premium collar	—	1,028	—	1,028
Financial liabilities
Forward loan sales contracts	$—	$63	$—	$63
Cash flow swap	$—	$1,028	$—	$1,028
BMO cash flow swap	—	45	—	45

	Fair Value Measurements at
	December 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Federal agencies	$—	$4,156	$—	$4,156
Mortgage-backed—residential	—	115,979	—	115,979
Municipals	—	31,721	—	31,721
Other	—	20,918	56	20,974
Total securities available-for-sale	$—	$172,774	$56	$172,830
Loans held for sale	$—	$220	$—	$220
Financial liabilities
Forward loan sales contracts	$—	$9	$—	$9
Cash flow swap	—	15	—	$15

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of December 31, 2014 and 2013.

December 31, 2014

	December 31, 2013	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	December 31, 2014
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$56	$7	$—	$—	$63

December 31, 2013

	Balance as of December 31, 2012	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of December 31, 2013
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$41	$15	$—	$—	$56

At December 31, 2014, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include OREO, and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.
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
The following table presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis for which impairment was recognized during the twelve months ended December 31, 2014.

	Carrying Value as of December 31, 2014	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2014
	(in thousands)
Other real estate owned –
Construction/development loans	$1,846	$—	$—	$1,846	$(1,982)
Residential real estate loans	172	—	—	172	(77)
Commercial real estate loans	1,592	—	—	1,592	(701)
Multi-family and farmland loans	—	—	—	—	—
Consumer Loans	306	—	—	306	(41)
Other real estate owned	3,916	—	—	3,916	(2,801)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	107	—	—	107	—
Real Estate: Commercial	778	—	—	778	—
Real Estate: Construction	—	—	—	—	—
Real Estate: Multi-family and farmland	—	—	—	—	—
Commercial	218	—	—	218	—
Collateral-dependent loans	1,103	—	—	1,103	—
Totals	$5,019	$—	$—	$5,019	$(2,801)

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

For the year ended December 31, 2014, the Company decreased its valuation allowance on $3.9 million of other real estate owned. The Company recorded write-downs on other real estate of $59 thousand and $2.4 million during the years ended December 31, 2014 and 2013, respectively. For collateral-dependent loans, no provision for loan loss was recorded to establish or increase its valuation allowance during the years ended December 31, 2014 and 2013. Any changes in the valuation allowance for a collateral-dependent loans are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2014 or 2013. There were no transfers between Level 1 and Level 2 during 2014 or 2013.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property range from (72.4)% to 175.2% with a weighted average adjustment of (10.9)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provided capitalization rates up to 11.0% with a weighted average of 9.2%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17% as of December 31, 2014.

The following table presents quantitative information about Level 3 fair value measurements for significant items measured at fair value on a non-recurring basis at December 31, 2014.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$778	Sales comparison approach	Adjustment for differences between the comparable sales	(30.0)%	10.0%	(10.0)%
		Income Approach	Capitalization rate	—%	11.0%	11.0%
Impaired Loans - Residential	107	Sales comparison Approach	Adjustment for differences between the comparable sales	(0.2)%	25.0%	12.4%
Impaired Loans - Commercial	218	Sales comparison approach	Adjustment for differences between the comparable sales	—%	—%	—%
OREO-Residential	172	Sales comparison approach	Adjustment for differences between the comparable sales	(36.6)%	29.7%	(20.8)%
OREO-Commercial	1,592	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	113.7%	(0.9)%
		Income Approach	Capitalization rate	9.0%	10.0%	9.2%
OREO-Construction	1,846	Sales comparison approach	Adjustment for differences between the comparable sales	(72.4)%	175.2%	(18.5)%
OREO- Consumer	306	Sales comparison approach	Adjustment for differences between the comparable sales	(9.6)%	13.0%	1.7%
For impaired loans and OREO properties at December 31, 2013, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property range from (80.0)% to 112.0% with a weighted average adjustment of 0.75%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provide capitalization rates up to 10.5% with a weighted average of 7.97%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17.0% as of December 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for significant items measured at fair value on a non-recurring basis at December 31, 2013.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$316	Sales comparison approach	Adjustment for differences between the comparable sales	(35.1)%	5.8%	(14.6)%
		Income Approach	Capitalization rate	10.5%	10.5%	10.5%
Impaired Loans - Residential	1,061	Sales comparison approach	Adjustment for differences between the comparable sales	(6.7)%	74.5%	29.7%
Impaired Loans - Commercial	65	Sales comparison approach	Adjustment for differences between the comparable sales	9.4%	39.5%	24.5%

OREO-Residential	905	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	112.0%	(0.5)%
OREO-Commercial	1,983	Sales comparison approach	Adjustment for differences between the comparable sales	(75.8)%	100.0%	(1.5)%
		Income Approach	Capitalization rate	8.0%	10.5%	9.5%
OREO-Construction	3,127	Sales comparison approach	Adjustment for differences between the comparable sales	(63.4)%	90.0%	2.5%

The following table presents the estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013.

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$18,447	$18,447	$—	$—	$18,447
Interest bearing deposits in banks	29,582	29,582	—	—	29,582
Securities available-for-sale	95,571	—	95,508	63	95,571
Securities held-to-maturity	124,485	—	128,058	—	$128,058
Federal Home Loan Bank stock	3,253	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,432	N/A	N/A	N/A	N/A
Loans held for sale	72,242	—	2,298	71,144	73,442
Loans, net	655,072	—	—	659,089	659,089
Accrued interest receivable	2,796	—	798	1,998	2,796
Financial liabilities
Deposits	905,613	529,711	375,073	—	904,784
Federal funds purchased and securities sold under agreements to repurchase	12,750	12,750	—	—	12,750
Other borrowings	56,000	56,000	—	—	56,000
Accrued interest payable	615	9	606	—	615

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$10,742	$10,742	$—	$—	$10,742
Interest bearing deposits in banks	10,126	10,126	—	—	10,126
Securities available-for-sale	172,830	—	172,774	56	172,830
Securities held-to-maturity	132,568	—	132,104	—	132,104
Federal Home Loan Bank stock	2,276	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	220	—	220	—	220
Loans, net	572,597	—	—	579,122	579,122
Accrued interest receivable	3,091	—	1,216	1,875	3,091
Financial liabilities
Deposits	857,269	446,048	413,477	—	859,525
Federal funds purchased and securities sold under agreements to repurchase	12,520	12,520	—	—	12,520
Other borrowings	20,000	20,000	—	—	20,000
Accrued interest payable	834	10	824	—	834

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
The Company records all newly-originated mortgage loans held-for-sale under the fair value option. Origination fees and costs are recognized in earnings at the time of origination. The servicing value is included in the fair value of the loan and recognized at origination of the loan. The Company uses derivatives to hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage banking income.
As of December 31, 2014 and 2013, there were $2.3 million and $220 thousand in loans held-for-sale recorded at fair value, respectively. These amounts do not include loans moved from loans held-for-investment to the loans held-for-sale category during 2013. As of December 31, 2014 and 2013, there were no loans ninety days or more past due for which the fair value option had been elected. For the years ended December 31, 2014, 2013 and 2012, approximately $1.3 million, $1.1 million and $974 thousand, respectively, in mortgage banking income was recognized.
For the year ended December 31, 2014, the Company recognized a gain of $66 thousand due to changes in fair value for loans held-for-sale in which the fair value option was elected. For the year ended December 31, 2013, the Company recognized a loss of $345 thousand and for the year ended December 31, 2012, the Company recognized a gain of $249 thousand due to changes in fair value for loans held-for-sale in which the fair value option was elected. This amount does not reflect the change in fair value attributable to the related hedges the Company used to mitigate the interest rate risk associated with loans held for sale. The changes in the fair value of the hedges were also recorded in mortgage banking income, and decreased income by $7 thousand for the year ended December 31, 2014. The changes in the fair value of the hedges increased income by $328 thousand and reduced income by $245 thousand for the years ended December 31, 2013 and 2012, respectively.
The following tables provides the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected.

	As of December 31, 2014			As of December 31, 2013
	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal	Aggregate fair value	Aggregate unpaid principal balance under FVO	Fair value carrying amount over (under) unpaid principal
	(in thousands)
Loans held-for-sale	$2,298	$2,235	$63	220	211	9

NOTE 21 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company records all derivative financial instruments at fair value in the financial statements. It is the policy of the Company to enter into various derivatives both as a risk management tool and in a dealer capacity, as necessary, to facilitate client transactions. Derivatives are used as a risk management tool to hedge the exposure to changes in interest rates or other identified market risks. As of December 31, 2014, the Company has not entered into a transaction in a dealer capacity.
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
During the year ended December 31, 2014, the Company entered into an interest rate swap with a gross notional value of $40.0 million. The interest rate swap is being utilized to minimize interest rate risk by converting variable rate cash flows into fixed rate cash flows. During the year ended December 31, 2013, the Company entered into various derivative contracts with a gross notional value of $11.0 million. The derivatives were utilized in lending transactions to minimize interest rate risk by converting fixed rate cash flows into variable rate cash flows.
On August 28, 2007 and March 26, 2009, the Company elected to terminate a series of interest rate swaps with a total notional value of $150 million and $50 million, respectively. At termination, the swaps had market values of $2.0 million and $5.8 million, respectively. These gains are being accreted into interest income over the remaining lives of the originally hedged items. The Company did not recognize any income for the years ended December 31, 2014 and 2013 and recognized $1.3 million for the year ended December 31, 2012.
The following table presents the cash flow and fair value hedges as of December 31, 2014.

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Interest rate swap	$40,000	$—	$45	$45	April 1, 2020
Forward loan sales contracts	2,298	—	63	90	Various
	$42,298	$—	$108	$135

Fair Value hedges:
Zero premium collar	$17,604	$1,028	$—	$—	June 10, 2023
Cash flow swap	17,604	—	1,028	—	June 10, 2023
	$35,208	$1,028	$1,028	$—

The following table presents additional information on the active derivative position at December 31, 2014.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$2,298	Other assets	$—	Other liabilities	$63	Noninterest income – other	$(53)
Zero premium collar	$17,604	Other assets	$1,028	Other liabilities	N/A	Noninterest income – other	$1,028
Cash flow swap	$17,604	Other assets	N/A	Other liabilities	$1,028	Noninterest expense – other	$1,028
Interest rate swap	$40,000	Other assets	N/A	Other liabilities	$45	Noninterest income – other	$—
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$2,298	N/A	N/A	Noninterest income – other	N/A
Loans	N/A	Loans	$17,604	N/A	N/A	Noninterest income – other	N/A
Short-term FHLB advance	N/A	N/A	N/A	Short-term FHLB advance	$45	Noninterest income – other	N/A

For the year ended December 31, 2014, no significant amounts were recognized for hedge ineffectiveness.

The following table presents the cash flow hedges as of December 31, 2013:

	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses	Accumulated Other Comprehensive Income	Maturity Date
	(in thousands)
Asset hedges
Cash flow hedges:
Forward contracts	$220	$—	$9	$37	various
Total	$220	$—	$9	$37

Fair value hedges:
Zero premium collar	$5,495	$15	$—	$—	June 10, 2023
Cash flow swap	5,495	—	15	—	June 10, 2023
Total	$10,990	$15	$—	$—

The following table presents additional information on the active derivative positions as of December 31, 2013.

		Consolidated Balance Sheet Presentation				Consolidated Income Statement Presentation
		Assets		Liabilities		Gains
	Notional	Classification	Amount	Classification	Amount	Classification	Amount Recognized
	(in thousands)
Hedging Instrument:
Forward contracts	$220	Other assets	$—	Other liabilities	$9	Noninterest income – other	$17
Zero premium collar	$5,495	Other assets	$15	Other liabilities	N/A	Noninterest income – other	$15
Cash flow swap	$5,495	Other assets	N/A	Other liabilities	$15	Noninterest expense – other	$15
Hedged Items:
Loans held for sale	N/A	Loans held for sale	$220	N/A	N/A	Noninterest income – other	N/A
Loans	N/A	Loans	$5,495	N/A	N/A	Noninterest income – other	N/A

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2014 and December 31, 2013 was as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit - fixed rate	$37,819	$36,273
Commitments to extend credit - variable rate	94,568	94,857
Total commitments to extend credit	$132,387	$131,130

Standby letters of credit	$3,272	$3,208
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

NOTE 23—OTHER ASSETS AND OTHER LIABILITIES
Other assets and other liabilities consist of the following:

	December 31,
	2014	2013
	(in thousands)
Other assets:
Equity securities	$6,878	$6,338
Interest receivable	2,796	3,091
Prepaid expenses	1,516	1,938
Security deposits	—	2,000
Interest rate swap	1,028	23
Other	431	336
Total other assets	$12,649	$13,726
Other liabilities:
Accrued interest payable	$615	$834
Accrued expenses	2,290	1,565
Supplemental executive retirement plan accrual	104	100
Reserve for unfunded commitments	306	282
Interest rate swap	1,028	18
Other	1,558	1,338
Total other liabilities	$5,901	$4,137

NOTE 24 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	2014	2013	2012
	(in thousands)
Other noninterest income—
Point-of-service fees	$1,702	$1,590	$1,547
Bank-owned life insurance income	1,055	960	995
Trust fees	913	715	523
Interest rate swap gain	1,004	23	—
All other items	985	841	921
Total other noninterest income	$5,659	$4,129	$3,986
Other noninterest expense—
Professional fees	$2,835	$4,893	$3,772
FDIC insurance	1,319	2,300	3,352
Data processing	2,289	2,214	2,664
Printing and supplies	648	649	419
Write-downs on other real estate owned and repossessions	733	2,373	5,051
Gains on other real estate owned, repossessions and fixed assets	(487)	(359)	(188)
OREO and repossession holding costs	802	1,320	1,411
Communications	546	583	665
Advertising	556	311	297
ATM/debit card fees	1,041	806	675
Insurance	1,219	2,125	1,341
OCC Assessments	363	470	504
Interest rate swap loss	1,010	18	—
All other items	2,202	1,829	1,781
Total other noninterest expense	$15,076	$19,532	$21,744
Amounts less than 1% of the aggregate of total interest income plus noninterest income for each year shown are included in "All other items" for the applicable year.

NOTE 25—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
Financial information pertaining only to First Security Group, Inc. is as follows:

CONDENSED BALANCE SHEET

	2014	2013
	(in thousands)
ASSETS
Cash and due from bank subsidiary	$225	$1,411
Investment in common stock of subsidiary	85,131	77,501
Other assets	4,760	4,908
TOTAL ASSETS	$90,116	$83,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES	$136	$172
SHAREHOLDERS’ EQUITY	89,980	83,648
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,116	$83,820

CONDENSED STATEMENT OF OPERATIONS

	2014	2013	2012
	(in thousands)
INCOME
Management fees	$—	$—	$—
Other	—	344	—
Total income	—	344	—
EXPENSES
Salaries and employee benefits	1,818	1,728	987
Other	561	530	848
Total expenses	2,379	2,258	1,835
LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(2,379)	(1,914)	(1,835)
Income tax benefit	—	(412)	(690)
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS IN SUBSIDIARY	(2,379)	(1,502)	(1,145)
Equity in undistributed income (loss) in subsidiary	4,796	(11,947)	(36,425)
NET INCOME (LOSS)	2,417	(13,449)	(37,570)
Preferred stock dividends	—	(929)	(1,650)
Accretion on preferred stock discount	—	(452)	(428)
Effect of exchange of preferred stock to common stock	—	26,179	—
NET INCOME (LOSS) ALLOCATED TO COMMON STOCKHOLDERS	$2,417	$11,349	$(39,648)

CONDENSED STATEMENT OF CASH FLOWS

	2014	2013	2012
	(in thousands)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$2,417	$(13,449)	$(37,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Equity in undistributed (loss) income of subsidiary	(4,796)	11,947	36,425
Share-based compensation	1,080	601	215
ESOP compensation	—	—	82
(Increase) decrease in other assets	149	(1,928)	340
(Decrease) increase in other liabilities	(36)	(341)	188
Net cash used in operating activities	(1,186)	(3,170)	(320)
CASH FLOWS USED IN INVESTING ACTIVITIES
Equity investment in subsidiary	—	(71,400)	—
Net cash used in investing activities	—	(71,400)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	75,126	—
Proceeds from exercise of stock options	—	14	—
Net cash from financing activities	—	75,140	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,186)	570	(320)
CASH AND CASH EQUIVALENTS—beginning of year	1,411	841	1,161
CASH AND CASH EQUIVALENTS—end of year	$225	$1,411	$841
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income taxes paid	$—	$—	$70

NOTE 26—RELATED PARTY TRANSACTIONS
From January 1, 2010 to June 30, 2010 and for the years ended December 31, 2009 and 2008, the Company was party to an agreement with Alpha Antiques, whose sole proprietor, Judy Holley, is the spouse of Rodger Holley, the Company’s former Chairman and Chief Executive Officer. Under the agreement, Alpha Antiques provided design and procurement services relating to the design and construction of the Bank’s branches and the management of OREO properties, for which it paid $23 thousand in 2012. In addition, during the first half of 2012, the use of a Company car was provided to assist in managing the increased OREO properties.
During 2012 and 2009, the Company entered into certain sale transactions with Ray Marler, a former director of the Company. The Company sold repossessed assets to companies owned by Mr. Marler. Gross proceeds to the Company during 2012 totaled $67 thousand. The Company also utilized Mr. Marler’s companies for certain services associated with other real estate owned. Payments for these services totaled $6 thousand for the year ended December 31, 2012.

NOTE 27—QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
	(in thousands, except per share amounts)
Interest income	$8,329	$8,843	$9,780	$8,939
Interest expense	1,404	1,298	1,293	995
Net interest income	6,925	7,545	8,487	7,944
Provision for loan and lease losses	(972)	(270)	11	(221)
Net interest income after provision for loan and lease losses	7,897	7,815	8,476	8,165
Noninterest income	2,635	3,030	2,805	3,788
Noninterest expense	10,445	10,101	10,222	10,900
Income loss before income taxes	87	744	1,059	1,053
Income tax provision (benefit)	132	131	132	131
Net (loss) income	(45)	613	927	922
Net (loss) income allocated to common stockholders	$(45)	$613	$927	$922
Net (loss) income per share
Net (loss) income per share—basic	$—	$0.01	$0.01	$0.01
Net (loss) income per share—diluted	$—	$0.01	$0.01	$0.01
Shares outstanding
Basic[1]	65,726	65,731	65,869	65,915
Diluted[1]	65,726	65,737	65,874	65,950

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
	(in thousands, except per share amounts)
Interest income	$7,809	$7,785	$8,171	$8,149
Interest expense	2,568	2,299	2,006	1,671
Net interest income	5,241	5,486	6,165	6,478
Provision (credit) for loan and lease losses	678	(826)	(1,632)	(955)
Net interest income after provision (credit) for loan and lease losses	4,563	6,312	7,797	7,433
Noninterest income	2,013	2,190	2,292	2,188
Noninterest expense	13,835	12,578	11,197	10,150
Loss before income taxes	(7,259)	(4,076)	(1,108)	(529)
Income tax provision (benefit)	119	(83)	322	119
Net loss	(7,378)	(3,993)	(1,430)	(648)
Dividends and accretion on preferred stock	(524)	(857)	—	—
Effect of exchange of preferred stock to common stock	$—	$26,179	$—	$—
Net (loss) income allocated to common stockholders	$(7,902)	$21,329	$(1,430)	$(648)
Net (loss) income per share
Net (loss) income per share—basic	$(4.90)	$0.39	$(0.02)	$(0.01)
Net (loss) income per share—diluted	$(4.90)	$0.39	$(0.02)	$(0.01)
Shares outstanding
Basic	1,613	55,174	62,600	66,603
Diluted	1,613	55,176	62,600	66,603
_______________
1 The sum of the quarterly net income (loss) per share (basic and diluted) differs from the annual net income (loss) per share(basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

NOTE 28—BANK-OWNED LIFE INSURANCE
The Company’s Board of Directors approved the purchase of bank-owned life insurance ("BOLI") on January 26, 2005. The Company is the owner and beneficiary of these life insurance contracts. The Company invested a total of $17.3 million in nine bank-owned life insurance policies during the first half of 2005. In conjunction with the acquisitions of First State Bank and Jackson Bank, the Company assumed $362 thousand and $3.3 million, respectively, in bank-owned life insurance. The Company’s investment in bank-owned life insurance is as follows:

	2014	2013
	(in thousands)
Cash surrender value—beginning of year	$28,346	$27,576
Increase in cash surrender value, net of expenses	858	770
Cash surrender value—end of year	$29,204	$28,346
The Company reports income and expenses from the policies as other income and other expense, respectively, in the consolidated statements of operations and expenses. The income is not subject to tax and the expenses are not deductible for tax.
NOTE 29—CONCENTRATIONS OF CREDIT RISK
The Company offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are a typical characteristic in commercial and home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2014, the Company had approximately $260.7 million of interest-only loans, which primarily consist of residential real estate loans (35%), commercial real estate (38%) and commercial and industrial loans (15%). The loans have an average maturity of approximately fifteen years or less. The interest only loans are properly underwritten loans and are within the Company’s lending policies.
At December 31, 2014 and 2013, the Company did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increases in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).
The Company has branch locations in Dalton, Georgia where the local economy is generally dependent upon the carpet industry. The Company’s loan portfolio within the Dalton market totals $49.1 million.

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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of December 31, 2014.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
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
The information required in Part III, Item 10 is incorporated by reference to the registrant’s definitive proxy statement for the 2015 annual meeting of the shareholders.

ITEM 11.	Executive Compensation
The information required in Part III, Item 11 is incorporated by reference to the registrant’s definitive proxy statement for the 2015 annual meeting of the shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The equity compensation plans maintained by us are the First Security Group, Inc. Second Amended and Restated 1999 Long-Term Incentive Plan, the First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended, and the First Security Group, Inc. 2012 Long-Term Incentive Plan, as amended. All data is presented as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options and vesting of restricted awards	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	3,469,272	$2.72	2,650,625
Equity compensation plans not approved by security holders	—	—	—
Total	3,469,272	$2.72	2,650,625

The remaining information for this Item is incorporated by reference to the registrant’s definitive proxy statement for the 2015 annual meeting of the shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions Policy
The information required in Part III, Item 13 is incorporated by reference to the registrant’s definitive proxy statement for the 2015 annual meeting of the shareholders.

ITEM 14.	Principal Accounting Fees and Services
The information required in Part III, Item 14 is incorporated by reference to the registrant’s definitive proxy statement for the 2015 annual meeting of the shareholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) The list of all financial statements is included at Item 8.
(a)(2) The financial statement schedules are either included in the financial statements or are not applicable.
(a)(3) Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein
(numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange
Commission):

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. [1]

3.4	Amended and Restated Bylaws.[2]

4.1	Form of Common Stock Certificate.[3]

4.2	Tax Benefit Preservation Plan, dated October 30, 2012.[4]

10.1*	First Security’s Second Amended and Restated 1999 Long-Term Incentive Plan.[3]

10.2*	First Security’s Amended and Restated 2002 Long-Term Incentive Plan.[5]

10.3*	Form of Incentive Stock Option Award under the Second Amended and Restated 1999 Long-Term Incentive Plan.[6]

10.4*	Form of Incentive Stock Option Award under the 2002 Long-Term Incentive Plan.[6]

10.5*	Form of Non-qualified Stock Option Award under the 2002 Long-Term Incentive Plan.[6]

10.6*	Form of Restricted Stock Award under the 2002 Long-Term Incentive Plan.[6]

10.7*	First Security Group, Inc., 2012 Long-Term Incentive Plan. [7]

10.8*	Form of Incentive Stock Option Award under the 2012 Long-Term Incentive Plan.[8]

10.9*	Form of Non-qualified Stock Option Award under the 2012 Long-Term Incentive Plan.[8]

10.10*	Form of Restricted Stock Award for a Director under the 2012 Long-Term Incentive Plan.[9]

10.11*	Form of Restricted Stock Award for an Employee under the 2012 Long-Term Incentive Plan.[9]

10.12*	Form of Modification to Award under the 2012 Long-Term Incentive Plan.[10]

10.13*	First Security Group, Inc. Non-Employee Director Compensation Policy.[11]

10.14*	Employment Agreement by and between D. Michael Kramer, First Security Group, Inc. and FSGBank, N.A., dated December 28, 2011.[12]

10.15*	Employment Agreement by and among D. Michael Kramer, First Security Group, Inc. and FSGBank, N.A., dated April 15, 2014. [13]

10.16*	Employment Agreement by and among Denise M. Cobb, First Security Group, Inc. and FSGBank, N.A., dated April 15, 2014. [13]

10.17*	Employment Agreement by and among John R. Haddock, First Security Group, Inc. and FSGBank, N.A., dated April 15, 2014. [13]

Exhibit Number	Description
10.18*	Employment Agreement by and between Christopher G. Tietz and FSGBank, N.A., dated April 15, 2014. [13]

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.[2]

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101	Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 in XBRL (eXtensible Business Reporting Language).

1	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2013.

2	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 25, 2013, File No. 333-188137.

3	Incorporated by reference to First Security’s Registration Statement on Form S-1 dated April 20, 2001, File No. 333-59338.

4	Incorporated by reference to First Security's Current Report on Form 8-K filed October 30, 2012.

5	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed April 30, 2007.

6	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2004.

7	Incorporated by reference from Appendix A to First Security’s Proxy Statement filed June 18, 2013.

8	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2012.

9	Incorporated by reference to the Current Report on Form 8-K filed July 26, 2013.

10	Incorporated by reference to the Current Report on Form 8-K filed March 4, 2014.

11	Incorporated by reference to First Security’s Annual Report on Form 10-K for the year ended December 31, 2008.

12	Incorporated by reference to the Current Report on Form 8-K filed December 29, 2011.

13	Incorporated by reference to First Security's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SECURITY GROUP, INC.

BY:	/S/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer
DATE: March 12, 2015
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2015.

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